Form 10-Q
period 1996-03-31
EZCORP INC
filed 1996-05-14
CIK 876523

[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   3-MOS                   6-MOS
[FISCAL-YEAR-END]                          SEP-30-1996             SEP-30-1996
[PERIOD-END]                               MAR-31-1996             MAR-31-1996
[CASH]                                           9,900                   9,900
[SECURITIES]                                         0                       0
[RECEIVABLES]                                   37,564                  37,564
[ALLOWANCES]                                         0                       0
[INVENTORY]                                     36,128                  36,128
[CURRENT-ASSETS]                                88,576                  88,576
[PP&E]                                          48,447                  48,447
[DEPRECIATION]                                  13,427                  13,427
[TOTAL-ASSETS]                                 143,810                 143,810
[CURRENT-LIABILITIES]                           31,997                  31,997
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                           120                     120
[OTHER-SE]                                     110,363                 110,363
[TOTAL-LIABILITY-AND-EQUITY]                   143,810                 143,810
[SALES]                                         28,721                  60,837
[TOTAL-REVENUES]                                45,518                  96,949
[CGS]                                           24,837                  52,830
[TOTAL-COSTS]                                   44,634                  94,017
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                 521                   1,283
[INCOME-PRETAX]                                    363                   1,649
[INCOME-TAX]                                       145                     607
[INCOME-CONTINUING]                                218                   1,042
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                       218                   1,042
[EPS-PRIMARY]                                     0.02                    0.09
[EPS-DILUTED]                                     0.02                    0.09