Form 10-Q
period 1996-03-31
EZCORP INC
filed 1996-05-15
CIK 876523

12



             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                             OR

          [   ]TRANSITION REPORT PURSUANT TO SECTION  13  OR
          15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934  [NO
          FEE REQUIRED]

For   the   transition   period   from   ______________   to
_____________

               Commission File Number 0-19424
               _______________________________
                        EZCORP, INC.
   (Exact name of registrant as specified in its charter)

                Delaware                        74-2540145
     (State or other jurisdiction of           (IRS Employer
     incorporation or organization)         Identification No.)

                    1901 Capital Parkway
                    Austin, Texas  78746
          (Address of principal executive offices)
                         (Zip Code)

                       (512) 314-3400
    (Registrant's telephone number, including area code)

                             NA
    (Former name, former address and former fiscal year,
                if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

            APPLICABLE ONLY TO CORPORATE ISSUERS:

      The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by two record holders which are affiliates of the registrant. There is no trading market for the Class B Voting Common Stock.

       As of March 31, 1996, 6,980,591 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 5,019,176 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.


                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       March 31, 1996 and September 30, 1995                   1

       Condensed Consolidated Statements of Operations -
       Three and Six Months Ended March 31, 1996 and 1995      2

       Condensed Consolidated Statements of Cash Flows -
       Six Months Ended March 31, 1996 and 1995                3

       Notes to Interim Condensed Consolidated Financial
       Statements                                              4


       Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations        6


PART II.  OTHER INFORMATION                                   10


SIGNATURE                                                     12
                           PART I
Item 1.  Financial Statements (Unaudited)

                EZCORP, Inc. and Subsidiaries
      Condensed Consolidated Balance Sheets (Unaudited)
                   (Dollars in thousands)
                                       March 31,   September 30,
                                         1996           1995
ASSETS:                                ---------   -------------
     Current assets:
       Cash and cash equivalents      $   9,900    $   4,593
       Pawn loans receivable             28,893       39,782
       Service charge receivable          8,671       11,452
       Inventories (net)                 36,128       41,575
       Other                              4,984        9,839
                                        -------      -------
          Total current assets           88,576      107,241

     Property and equipment, net         35,020       36,596

     Other assets:
       Excess purchase price over
       net assets acquired               13,337       13,574
       Other                              6,877        7,177
                                        -------      -------
          Total assets                 $143,810     $164,588
                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Borrowings under credit
       agreement                       $ 21,000     $      -
       Accounts payable and
       accrued expenses                   8,549       10,026
       Other                              2,448        2,271
                                        -------      -------
          Total current liabilities      31,997       12,297

     Long-term debt less current
     maturities                           1,330       42,916

     Stockholders' equity:
       Preferred stock none outstanding       -            -
       Class A Non-voting Common stock
       6,980,591 shares outstanding at
       March 31, 1996 (6,967,867 at
       September 30, 1995)                   70           70
       Class B Voting Common stock
       5,019,176 shares outstanding          50           50
       Additional paid-in capital       114,301      114,236
       Retained earnings                (3,166)      (4,209)
                                        -------      -------
                                        111,255      110,147
       Other                              (772)        (772)
                                        -------      -------
          Total stockholders' equity    110,483      109,375
                                        -------      -------
          Total liabilities and
          stockholders' equity         $143,810     $164,588
                                        =======      =======
See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).


                EZCORP, Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations (Unaudited)
      (Dollars in thousands, except per share amounts)

                         Three Months Ended    Six Months Ended
                              March 31,             March 31,
                         ------------------    ----------------
                           1996       1995      1996      1995
                         --------- --------    -------- -------

Revenues:
     Sales                $28,721   $25,870     $60,837  $57,311
     Pawn service charges  16,797    17,369      36,112   35,681
                           ------    ------      ------   ------
       Total revenues      45,518    43,239      96,949   92,992

Cost of goods sold         24,837    21,670      52,830   47,730
                           ------    ------      ------   ------
     Net revenues          20,681    21,569      44,119   45,262

Operating expenses:
     Operations            15,214    15,696      31,769   32,695
     Administrative         2,732     3,346       5,673    6,246
     Depreciation and
     amortization           1,851     1,779       3,745    3,535
                           ------    ------      ------   ------
       Total operating
        expenses           19,797    20,821      41,187   42,476
                           ------    ------      ------   ------

Operating income              884       748       2,932    2,786

Interest expense              521       756       1,283    1,492
                           ------    ------      ------   ------
Income (loss) before
income taxes                  363       (8)       1,649    1,294

Income tax expense            145        11         607      472
                           ------   -------     ------- --------
Net income (loss)          $  218   $  (19)     $ 1,042 $    822
                           ======   =======     ======= ========
Earnings (loss) per share  $ 0.02   $(0.00)     $  0.09 $   0.07
                           ======   =======     ======= ========
Weighted average shares
outstanding            11,990,723 11,978,719  11,985,721 11,978,521
                       ========== ==========  ========== ==========
See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

     EZCORP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
        (Dollars in thousands)
                                               Six Months Ended
                                                   March 31,
                                                ---------------
                                                  1996    1995
                                                ------- -------
OPERATING ACTIVITIES:
     Net income                                $  1,042 $   822
     Adjustments to reconcile net
     income to net cash provided by
       operating activities:
       Depreciation and amortization              3,745   3,535
       Changes in operating assets
       and liabilities:
          Decrease in service
          charge receivable                       2,781     840
          Decrease in inventories                 5,447   1,332
          Increase/(decrease) in accounts
          payable and accrued expenses          (1,477)     810
          Decrease in income taxes payable            -  (3,469)
          Decrease in income taxes recoverable    4,236       -
          Other                                     656  (1,453)
                                                 ------  ------
               Net cash provided by
               operating activities              16,430   2,417

INVESTING ACTIVITIES:
     Pawn loans forfeited and
     transferred to inventories                  28,722  25,978
     Pawn loans made                           (74,630) (97,471)
     Pawn loans repaid                           56,797  75,598
                                                ------- -------
          Net decrease in loans                  10,889   4,105

     Additions to property, plant,
     and equipment                              (2,184)  (4,791)
     Sale of assets                                 761       -
     Issuance of notes receivable
     to related parties                               -  (3,000)
                                                ------- -------
       Net cash provided/(used)
       in investing activities                    9,466  (3,686)

FINANCING ACTIVITIES:
     Proceeds from bank borrowings                1,000   6,500
     Payments on borrowings                    (21,589)  (5,071)
                                               -------- -------
       Net cash provided/(used)
       by financing activities                 (20,589)   1,429
                                               -------- -------

Increase in cash and cash equivalents            5,307     160

Cash and cash equivalents at
 beginning of period                             4,593   6,267
                                                ------  ------
     Cash and cash equivalents at
      end of period                            $ 9,900 $ 6,427
                                                ======  ======

See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).


                 EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                        March 31, 1996

Note  A  -  Basis of Presentation

The accompanying  unaudited condensed   consolidated  financial  statements
have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation  S-X.
Accordingly, they do not include all of the information  and
footnotes   required   by  generally   accepted   accounting
principles  for  complete  financial  statements.   In   the
opinion of management, all adjustments (consisting of normal
recurring   entries)  considered  necessary   for   a   fair
presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated
Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

       The Company's business is subject to seasonal variations, and operating results for the three- and six-month periods ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      For  purposes of comparison, the Company  reclassified
$1.4 million and $3.0 million of scrap jewelry sold to "sales" from "cost of goods sold" for the three- and six-month periods ended March 31, 1995, respectively.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of March 31, 1996, inventory reserves were $7.8 million.

      During fiscal 1995, the Company established a $7.7 million provision for the closing and consolidation of thirty-two (32) of its stores and for the write-down of included tangible and intangible assets. As of March 31, 1996, thirty-one (31) of these stores had closed and one (1) was still in operation. The March 31, 1996 accrued liability for store closings is $0.8 million, principally for estimated rent obligations. The $6.9 million reduction in the provision is attributable to the write-down of fixed and intangible assets for the thirty-one (31) stores that have closed and other closing expenditures.

      In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock Based Compensation" which prescribes accounting and reporting standards for all stock-based compensation plans. The Company is required to adopt the Statement for its fiscal year that begins October 1, 1996 and is presently evaluating the Statement. The Company has yet to decide upon the alternatives provided in the Statement.

Note C - Earnings Per Share

      Earnings per share calculations assume exercise of all outstanding stock options and warrants using the treasury stock method of calculation. The per share calculation excludes these common equivalent shares as their effect is anti-dilutive.

                 EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                        March 31, 1996

Note D - Litigation

      The Company is involved in litigation relating to claims that arise from time to time from normal business operations. Currently, the Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts. While the ultimate outcome of these lawsuits involving the Company cannot be ascertained, after consultation with counsel, it is management's opinion that the resolution of these suits will not have a material adverse effect on the Company's financial condition. See
Item 1.  Legal Proceedings.



Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Second Quarter Ended March 31, 1996 vs. Second Quarter Ended
March 31, 1995

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended March 31, 1996 and 1995.

                           Three Months Ended         % or
                                 March 31,           Point
                            1996        1995        Changea
                           -------    --------      -------
Net Revenues:
     Salesb                $28,721     $25,870        11.0%
     Pawn service charges   16,797      17,369       (3.3%)
                            ------      ------       ------
       Total revenuesb      45,518      43,239         5.3%
     Cost goods soldb       24,837      21,670        14.6%
                            ------      ------       ------
       Net revenues        $20,681     $21,569       (4.1%)
                            ======      ======       ======
Other Data:
     Gross profit as a
     percent of salesb       13.5%       16.2%      (2.7 pts.)
     Average annual
     inventory turnover       2.5x        1.3x      1.2x
     Average inventory balance
     per location as of the
     end of the quarter       $151        $240      (37.1%)
     Average loan balance per
     location as of the end
     of the quarter            120         135      (11.1%)
     Average yield on loan
     portfolio                212%        203%       9.0 pts.
     Redemption rate           78%         75%       3.0 pts.

Expenses as a Percent of Total Revenues:b
     Operating               33.4%       36.3%      (2.9 pts.)
     Administrative            6.0         7.7      (1.7 pts.)
     Depreciation and
     amortization              4.1         4.1        -  pts.
     Interest, net             1.1         1.7      (0.6 pts.)

Locations in Operation:
     Beginning of period       238         243
     Acquired                    -           -
     Established                 2           7
     Sold, combined or closed    -           -
                              ----        ----
     End of period             240         250
                              ====        ====
Average locations in operation
during the periodc           239.0       246.5
                             =====       =====


a In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
b Sales from scrap and wholesale activity were reclassified from cost of goods sold to sales. All 1995 amounts have been adjusted as a result of this reclassification.
c Average locations in operation during the period is calculated based on the average of the pawnshops operating at the beginning and end of such period.


Six  Months Ended March 31, 1996 vs. Six Months Ended  March
31,  1995

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six months ended March 31, 1996 and 1995.

                            Six Months Ended          % or
                                March 31,            Point
                             1996       1995        Changea
                            -------   -------       -------
Net Revenues:
     Salesb                 $60,837   $57,311         6.2%
     Pawn service charges    36,112    35,681         1.2%
                             ------    ------       ------
       Total revenuesb       96,949    92,992         4.3%
     Cost of goods soldb     52,830    47,730        10.7%
                             ------    ------       ------
       Net revenues         $44,119   $45,262       (2.5%)
                             ======    ======       ======
Other Data:
     Gross profit as a
     percent of salesb        13.2%     16.7%     (3.5 pts.)
     Average annual
     inventory turnover        2.5x      1.8x      0.7x
     Average inventory
     balance per location
     as of the end of the
     quarter                   $151      $240      (37.1%)
     Average loan balance per
     location as of the end
     of the quarter             120       135      (11.1%)
     Average yield on loan
     portfolio                 209%      201%      8.0 pts.
     Redemption rate            77%       75%      2.0 pts.

Expenses as a Percent of Total Revenues:b
     Operating                32.8%     35.2%      (2.4 pts.)
     Administrative            5.9       6.7       (0.8 pts.)
     Depreciation and
     amortization              3.9       3.8        0.1 pts.
     Interest, net             1.3       1.6       (0.3 pts.)

Locations in Operation:
     Beginning of period       261        234
     Acquired                    -          -
     Established                 4         16
     Sold, combined or closed  (25)         -
                               ----      ----
     End of period              240       250
                               ====      ====
Average locations in operation
during the periodc            250.5     242.0
                              =====     =====

a In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
b Sales from scrap & wholesale activity were reclassified from cost of goods sold to sales. All 1995 amounts have been adjusted as a result of this reclassification.
c Average locations in operation during the period is calculated based on the average of the pawnshops operating at the beginning and end of such period.


Results   of  Operations

The  following  discussion  compares
results for the three- and six-month periods ended March 31, 1996 ("Fiscal 1996 Periods") to the three- and six-month periods ended March 31, 1995 ("Fiscal 1995 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      During the three-month Fiscal 1996 Period, the Company opened two (2) newly established stores. During the twelve
(12) months ended March 31, 1996, the Company opened twenty-one (21) newly established stores and closed thirty-one (31) stores. The store closings were the result of the Company's decision, made during the fourth Fiscal 1995 quarter, to consolidate and close thirty-two (32) stores. At March 31, 1996, the Company operated 240 stores in eleven (11) states.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three month period ended March 31, 1996, pawn service charge revenue decreased 3.3% to $16.8 million. The decrease was primarily due to same store loan balance declines of 12% largely offset by an increase of nine (9) percentage points in annualized yield earned on the loan balance to 212%. The yield improvement results primarily from management's actions to reduce the number of high-dollar, low-yielding loans. Of the 12% same store loan balance decrease, approximately 11% was due to a decrease in average loan amount and approximately 1% was due to a smaller number of loans in the portfolio.

      For the six-month period, pawn service charge revenue increased 1.2% to $36.1 million. The increase was primarily due to an increase in annualized yield earned on the loan balance from 201% to 209%. This was partially offset by average loan balance declines resulting primarily from a lower average loan amount.

      For the three- and six-month periods, the pawn service charge revenue of twenty-one (21) stores that opened during the preceding twelve (12) months ($0.5 million and $1.4 million) was offset by the thirty-one (31) stores closed ($1.1 million and $2.0 million).

      A secondary, but related, activity of the Company is the sale of forfeited collateral from its lending activity. The Company's goal is to sell forfeited collateral quickly at a reasonable margin. For the three- and six-month Fiscal 1996 Periods, sales increased 11% and 6% compared with the Fiscal 1995 Periods. This increase resulted primarily from same store sales increases of approximately 11% and 3%.

     For the three- and six-months periods, sales of thirty-one (31) stores closed during the preceding twelve (12) months ($2.2 million and $4.3 million) was offset largely by twenty-one (21) stores opened ($1.6 million and $3.9 million).

      For the Fiscal 1996 Periods, gross profits as a percentage of sales decreased 2.7 and 3.5 percentage points, to 13.5% and 13.2%, from the Fiscal 1995 Periods. This decrease resulted largely from a decline in merchandise sales margins (6.4 and 8.3 percentage point decrease). This decrease was partially offset by the combined favorable effect of a significant reduction in inventory shrinkage when measured as a percentage of merchandise sales (reduced by 2.9 and 3.3 percentage points) and by the sale of jewelry as scrap (0.8 and 1.5 percentage points). The lower sales margins result primarily from management's strategy of pricing merchandise to sell and from the discounting of aged merchandise. Inventory shrink (e.g., theft, robbery, or broken merchandise) as a percentage of merchandise sales was approximately 2.5% in both of the Fiscal 1996 Periods compared to approximately 5.4% and 5.8% for the Fiscal 1995 Periods. The Company can neither predict the magnitude nor the direction of the effect of other factors that influence gross profit levels (e.g., sales mix shift, competitive pressure, consumer demand for previously owned merchandise, etc.).

      Operating expenses as a percentage of total revenues decreased approximately 2.9 and 2.4 percentage points to 33.4% and 32.8% for the Fiscal 1996 Periods from 36.3% and 35.2% in the Fiscal 1995 Periods. Administrative expenses as a percentage of total revenues decreased to 6% in both the Fiscal 1996 Periods from 8% and 7% in the Fiscal 1995 Periods. Both store operating and administrative expenses have declined relative to total revenues as a result of the Company's program to reduce costs.

      Depreciation and amortization expense increased in the Fiscal 1996 Periods primarily as a result of the higher level of depreciation on the twenty-one (21) newly established stores added since March 31, 1995. Interest expense (net) was down 31% and 14% in the Fiscal 1996 Periods over the prior year largely as a result of decreased borrowings under the Company's bank line of credit.


Liquidity and Capital Resources

      Net cash provided by operating activities for the six-month Fiscal 1996 Period was $16.4 million, an increase of $14.0 million from the six-month Fiscal 1995 Period. Approximately one-half of this increase is due to lower service charge receivable and inventories resulting from management's actions to eliminate high-dollar, low-yielding loans, to improve lending practices and to price inventory to sell on a timely basis. The larger decrease in inventory for the six-month Fiscal 1996 Period occurred despite a higher amount of pawn loans forfeited and transferred to inventory. The balance of the increase is due to income tax refunds resulting from carry-back of the Company's Fiscal 1995 net operating loss.

      For the six-month Fiscal 1996 Period, the Company invested approximately $2.2 million in leasehold improvements and equipment for existing stores and four (4) newly established stores. The Company funded these expenditures from cash flow provided by operating activities and the seasonal reduction in its investment in pawn loans. The Company projects that it will open 10 to 15 new stores in fiscal 1996 (including four (4) that have already opened) and will relocate or remodel 5 to 10 of its existing stores. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and seasonal pawn loan growth expected during its third and fourth fiscal quarters.

     On August 3, 1995, the Company amended its November 29, 1994 revolving line of credit. Terms of the amended agreement require, among other things, that the Company meet certain financial covenants and give the bank group a first lien security interest in certain assets of the Company. Borrowings under the line bear interest at the bank's Eurodollar rate plus 1% to 2%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50 million. At March 31, 1996, the Company had $21 million outstanding on the credit facility and additional borrowing capacity of approximately $14 million. The credit line matures January 31, 1997. The Company is working with its bank group to extend the maturity date on the credit facility to January 1998.


Seasonality

      Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first fiscal quarter (October, November and December) due to the holiday season.


                           PART II

Item 1.Legal Proceedings

         On July 28, 1995, the Company terminated the Employment Agreement of Courtland L. Logue, Jr., the Company's former Chairman and Chief Executive Officer, and an owner of approximately 19% of the Company's outstanding voting securities (Class B Voting Common Stock). Since Mr. Logue's termination, the Company has had ongoing discussions with him concerning certain equipment leases between Mr. Logue and the Company, as well as the application of provisions to Mr. Logue's Employment Agreement and Stock Purchase Agreement with the Company. The Company believes these agreements require, among other things, a $2.7 million payment by Mr. Logue to the Company. On March 8, 1996, the Company filed a lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr. in the 201st District Court of Travis County, Texas in an effort to bring resolution to this dispute. Mr. Logue has filed counter-claims relating to the Employment Agreement and certain equipment leases and notes entered into between Mr. Logue and the Company.

Item 2.Changes in Securities

       Not Applicable

Item 3.Defaults Upon Senior Securities

       Not Applicable

Item 4.Submission of Matters to a Vote of Security Holders

       On March 6, 1996, the majority shareholder of the Class B Voting Common Stock approved Ernst & Young LLP to serve as the Company's auditors for the ensuing year and elected the following persons as directors of the Company:

       Sterling B. Brinkley     Dan N. Tonissen
       Vincent A. Lambiase       Mark C. Pickup
       J. Jefferson Dean        Richard D. Sage

       The Company's Class B Voting Common Stock was the only class entitled to vote on these matters. The majority shareholder of the Company holds 4,051,434 shares of the 5,019,176 shares of outstanding Class B Voting Common Stock.

Item 5.Other Information

       Not Applicable

Item 6.Exhibits and Reports on Form 8-K

       (a)  Exhibits                                  Incorporated by
            Number            Description                Reference to
            Exhibit 11.1  Statement Regarding Computation
                          of Per Share Earnings Filed herewith
       (b)  Reports on Form 8-K
            The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1996.

                        Exhibit 11.1

    Statement Regarding Computation of Per Share Earnings
 (Dollars and shares in thousands, except per share amounts)


                           Three Months Ended Six Months Ended
                                March 31,         March 31,
                             1996       1995    1996      1995
                           --------- -------- --------- --------
                               (Unaudited)        (Unaudited)

Primary and fully diluted
     Weighted average number
     of common shares
     outstanding during
     the period              11,991   11,978    11,986   11,977
     Net effect of dilutive
     stock options -
     based on the treasury
     stock method using
     overall market price         0        1         0        2
                             ------   ------    ------   ------
       Total shares          11,991   11,979    11,986   11,979
                             ======   ======    ======   ======
     Net income (loss)      $   218  $  (19)   $ 1,042  $   822
                             ======   ======    ======   ======
Earnings (loss) per sharea  $  0.02  $(0.00)   $  0.09  $  0.07
                             ======   ======    ======   ======

a Earnings per share calculations assume exercise of all outstanding stock options and warrants using the treasury stock method of calculation. The per share calculation excludes these common equivalent shares as their effect is anti-dilutive.


                          SIGNATURE
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EZCORP, INC.
                                        (Registrant)




Date:   May 14, 1996          By:     /s/ DAN N. TONISSEN
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer