Form 10-Q/A
period 1996-03-31
EZCORP INC
filed 1996-06-21
CIK 876523

12



             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q AMENDED

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
                           PART I
Item 1.  Financial Statements (Unaudited)

                EZCORP, Inc. and Subsidiaries
      Condensed Consolidated Balance Sheets (Unaudited)
                   (Dollars in thousands)
                                      March 31,September 30,
                                      1996           1995
ASSETS:
     Current assets:
       Cash and cash equivalents      $   9,900    $   4,593
       Pawn loans receivable             28,893       39,782
       Service charge receivable          8,671       11,452
       Inventories (net)                 36,128       41,575
       Other                              4,984        9,839
          Total current assets           88,576      107,241

     Property and equipment, net         35,020       36,596

     Other assets:
       Excess purchase price over net assets acquired 13,337     13,574
       Other                              6,877        7,177
          Total assets                 $143,810     $164,588

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Borrowings under credit agreement$  21,000$           -
       Accounts payable and accrued expenses8,549     10,026
       Other                              2,448        2,271
          Total current liabilities      31,997       12,297

     Long-term debt less current maturities1,330      42,916

     Stockholders' equity:
       Preferred stock none outstanding`      -            -
       Class A Non-voting Common stock 6,980,591 shares outstanding at March 31, 1996 (6,967,867 at
        September 30, 1995)                  70           70
       Class B Voting Common stock  5,019,176 shares
       outstanding                           50           50
       Additional paid-in capital       114,301      114,236
       Retained earnings                (3,166)      (4,209)
                                        111,255      110,147
       Other                              (772)        (772)
          Total stockholders' equity    110,483      109,375

          Total liabilities and stockholders' equity$143,810     $164,588

See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).
                EZCORP, Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations (Unaudited)
      (Dollars in thousands, except per share amounts)

                              Three Months Ended
Six Months Ended
                              March 31,      March 31,
                             1996   1995    1996   1995

Revenues:
     Sales                $28,721$25,870 $60,837$57,311
     Pawn service charges  16,797 17,369  36,112 35,681
       Total revenues      45,518 43,239  96,949 92,992

Cost of goods sold         24,837 21,670  52,830 47,730
     Net revenues          20,681 21,569  44,119 45,262

Operating expenses:
     Operations            15,214 15,696  31,769 32,695
     Administrative         2,732  3,346   5,673  6,246
     Depreciation and amortization  1,851  1,779  3,745
3,535
       Total operating expenses19,79720,82141,18742,476

Operating income              884    748   2,932  2,786

Interest expense              521    756   1,283  1,492

Income (loss) before income taxes    363     (8)  1,649
1,294

Income tax expense            145      11    607    472

Net income (loss)        $    218$    (19)$ 1,042$    822

Earnings (loss) per share$   0.02$ (0.00)$   0.09$   0.07

Weighted average shares outstanding11,990,72311,978,719
11,985,721             11,978,521

See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).
     EZCORP, Inc. and SubsidiariesCondensed Consolidated
 Statements of Cash Flows (Unaudited)(Dollars in thousands)
                                               Six Months Ended
                                              March 31,

                                              1996    1995
OPERATING ACTIVITIES:
     Net income                           $  1,042$     822
     Adjustments to reconcile net income to net cash
provided by
       operating activities:
       Depreciation and amortization         3,745   3,535
       Changes in operating assets and liabilities:
          Decrease in service charge receivable2,781   840
          Decrease in inventories            5,447   1,332
          Increase/(decrease) in accounts payable and
accrued expenses                           (1,477)     810
          Decrease in income taxes payable       - (3,469)
          Decrease in income taxes recoverable   4,236
- -
          Other                                656 (1,453)
               Net cash provided by operating activities16
,430 2,417

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred to inventories28
,722 25,978
     Pawn loans made                      (74,630)(97,471)
     Pawn loans repaid                      56,797  75,598
          Net decrease in loans             10,889   4,105

     Additions to property, plant, and equipment(2,184)(4,
791)
     Sale of assets                            761       -
     Issuance of notes receivable to related parties
- -      (3,000)
       Net cash provided/(used) in investing activities9,466
(3,686)

FINANCING ACTIVITIES:
     Proceeds from bank borrowings           1,000   6,500
     Payments on borrowings               (21,589) (5,071)
       Net cash provided/(used) by financing activities(20
,589)     1,429


Increase in cash and cash equivalents        5,307     160

Cash and cash equivalents at beginning of period   4,593
6,267
     Cash and cash equivalents at end of period$   9,900$
6,427


See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

   EZCORP, Inc. and SubsidiariesNotes to Interim Condensed Consolidated Financial Statements (Unaudited)March 31, 1996
Note A - Basis of PresentationThe accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

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

   EZCORP, Inc. and SubsidiariesNotes to Interim Condensed
 Consolidated Financial Statements (Unaudited)March 31, 1996
Note D - Litigation

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

                           Three Months Ended         % or
                                 March 31,           Point
                                  1996     1995      Changea

Net Revenues:
     Salesb                    $28,721  $25,870        11.0%
     Pawn service charges       16,797   17,369       (3.3%)
       Total revenuesb          45,518   43,239         5.3%
     Cost goods soldb           24,837   21,670        14.6%
       Net revenues            $20,681  $21,569       (4.1%)

Other Data:
     Gross profit as a percent of salesb  13.5%        16.2%     (2.7 pts.)
     Average annual inventory turnover     2.5x         1.3x     1.2x
     Average inventory balance per location as of the
       end of the quarter         $151     $240      (37.1%)
     Average loan balance per location as of the end
       of the quarter              120      135      (11.1%)
     Average yield on loan portfolio212%   203%     9.0 pts.
     Redemption rate               78%      75%     3.0 pts.

Expenses as a Percent of Total Revenues:b
     Operating                   33.4%    36.3%   (2.9 pts.)
     Administrative                6.0      7.7   (1.7 pts.)
     Depreciation and amortization 4.1      4.1      -  pts.
     Interest, net                 1.1      1.7   (0.6 pts.)

Locations in Operation:
     Beginning of period           238      243
     Acquired                        -        -
     Established                     2        7
     Sold, combined or closed        -        -
     End of period                 240      250
Average locations in operation during the periodc      239.0     246.5



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



Six  Months Ended March 31, 1996 vs. Six Months Ended  March
31, 1995The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six months ended March 31, 1996 and 1995.

                            Six Months Ended          % or
                                  March 31,          Point
                                  1996     1995      Changea

Net Revenues:
     Salesb                    $60,837  $57,311         6.2%
     Pawn service charges       36,112   35,681         1.2%
       Total revenuesb          96,949   92,992         4.3%
     Cost of goods soldb        52,830   47,730        10.7%
       Net revenues            $44,119  $45,262       (2.5%)

Other Data:
     Gross profit as a percent of salesb  13.2%        16.7%     (3.5 pts.)
     Average annual inventory turnover     2.5x         1.8x     0.7x
     Average inventory balance per location as of the
       end of the quarter         $151     $240      (37.1%)
     Average loan balance per location as of the end
       of the quarter              120      135      (11.1%)
     Average yield on loan portfolio209%   201%     8.0 pts.
     Redemption rate               77%      75%     2.0 pts.

Expenses as a Percent of Total Revenues:b
     Operating                   32.8%    35.2%   (2.4 pts.)
     Administrative                5.9      6.7   (0.8 pts.)
     Depreciation and amortization 3.9      3.8     0.1 pts.
     Interest, net                 1.3      1.6   (0.3 pts.)

Locations in Operation:
     Beginning of period           261      234
     Acquired                        -        -
     Established                     4       16
     Sold, combined or closed     (25)        -
     End of period                 240      250
Average locations in operation during the periodc      250.5     242.0



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

Results of OperationsThe following discussion compares results for the three- and six-month periods ended March 31, 1996 ("Fiscal 1996 Periods") to the three- and six-month periods ended March 31, 1995 ("Fiscal 1995 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

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


Seasonality

      Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first fiscal quarter (October, November and December) due to the holiday season.
                           PART II
Item 1.                       Legal Proceedings

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

Item 2.                   Changes in Securities

       Not Applicable

Item 3.         Defaults Upon Senior Securities

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

Item 5.                       Other Information

       Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

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

                        Exhibit 11.1

    Statement Regarding Computation of Per Share Earnings
 (Dollars and shares in thousands, except per share amounts)


                              Three Months Ended
Six Months Ended
                              March 31,      March 31,
                             1996   1995    1996   1995
                                 (Unaudited)
(Unaudited)

Primary and fully diluted
     Weighted average number of common
     shares outstanding during the period 11,991 11,978
11,986                     11,977
     Net effect of dilutive stock options -
     based on the treasury stock method
     using overall market price        0        1        0
2

       Total shares        11,991 11,979  11,986 11,979

     Net income (loss)   $    218$    (19)$ 1,042$    822

Earnings (loss) per sharea$   0.02$ (0.00)$  0.09$  0.07

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


                                        EZCORP, INC.
                                           (Registrant)




Date:   June 21, 1996          By:     /s/ DAN N. TONISSEN
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer