Form 10-Q
period 1996-06-30
EZCORP INC
filed 1996-08-13
CIK 876523

26



             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

       As of June 30, 1996, 6,980,591 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 5,019,176 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.


                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                           Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       June 30, 1996 and September 30, 1995                      1

       Condensed Consolidated Statements of Operations -
       Three and Nine Months Ended June 30, 1996 and 1995        2

       Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended June 30, 1996 and 1995                  3

       Notes to Interim Condensed Consolidated Financial
       Statements                                                4


       Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations          6


PART II.  OTHER INFORMATION                                     11


SIGNATURE                                                       26
                           PART I
Item 1.  Financial Statements (Unaudited)

                EZCORP, Inc. and Subsidiaries
      Condensed Consolidated Balance Sheets (Unaudited)
                   (Dollars in thousands)
                                     June 30,  September 30,
                                      1996          1995
                                    ---------  ------------
ASSETS:
     Current assets:
       Cash and cash equivalents     $    3,931    $   4,593
       Pawn loans receivable             31,933       39,782
       Service charge receivable          9,299       11,452
       Inventories (net)                 33,836       41,575
       Other                              5,172        9,839
                                        -------     --------
          Total current assets           84,171      107,241

     Property and equipment, net         34,736       36,596

     Other assets:
       Excess purchase price over net
          assets acquired                13,218       13,574
       Other                              5,445        7,177
                                        -------      -------
          Total assets                 $137,570     $164,588
                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Current maturities of
          long-term debt               $    168     $    171
       Accounts payable and
          accrued expenses                7,743       10,026
       Other                              1,850        2,100
                                        -------      -------
          Total current liabilities       9,761       12,297

     Long-term debt less current
          maturities                     16,291       42,916

     Stockholders' equity:
       Preferred stock none outstanding       -            -
       Class A Non-voting Common stock
       6,980,591 shares outstanding at
       June 30, 1996 (6,967,867 at
       September 30, 1995)                   70           70
       Class B Voting Common stock
       5,019,176 shares outstanding          50           50
       Additional paid-in capital       114,301      114,236
       Retained earnings                (2,139)      (4,209)
                                        -------      -------
                                        112,282      110,147
       Other                              (764)        (772)
                                        -------      -------
          Total stockholders' equity    111,518      109,375
                                        -------      -------
          Total liabilities and
             stockholders' equity      $137,570     $164,588
                                        =======      =======
See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

                EZCORP, Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations (Unaudited)
      (Dollars in thousands, except per share amounts)

                            Three Months Ended     Nine Months Ended
                                  June 30,             June 30,
                             1996         1995      1996        1995
                            ------       ------    ------     -------
Revenues:
     Sales                $ 22,238     $ 25,375  $ 83,076    $ 82,688
     Pawn service charges   15,891       17,685    52,004      53,366
                           -------      -------   -------     -------
       Total revenues       38,129       43,060   135,080     136,054

Cost of goods sold          18,578       21,337    71,410      69,069
                           -------      -------   -------     -------
     Net revenues           19,551       21,723    63,670      66,985

Operating expenses:
     Operations             13,463       17,046    45,232      49,740
     Administrative          2,234        3,235     7,907       9,482
     Depreciation and
        amortization         1,945        1,814     5,688       5,348
                           -------      -------   -------     -------
       Total operating
          expenses          17,642       22,095    58,827      64,570

Operating income (loss)      1,909        (372)     4,843       2,415

Interest expense               319          790     1,602       2,283
                           -------      -------   -------     -------
Income (loss) before
    income taxes             1,590      (1,162)     3,241         132

Income tax expense
    (benefit)                  563        (385)     1,171          88
                           -------      -------   -------     -------
Net income (loss)         $  1,027    $   (777)  $  2,070   $      44
                           =======     ========   =======    ========
Earnings (loss) per share $   0.09    $  (0.06)  $   0.17   $    0.00
                           =======     ========   =======    ========
Weighted average shares
   outstanding          11,990,734   11,978,010 11,987,393  11,978,115
                        ==========   ========== ==========  ==========
See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

     EZCORP, Inc. and SubsidiariesCondensed Consolidated Statements of Cash Flows (Unaudited)(Dollars in thousands)
                                             Nine Months Ended
                                                 June 30,
                                              1996      1995
                                             ------    ------
OPERATING ACTIVITIES:
     Net income                            $  2,070  $     44
     Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization          5,688     5,348
       Deferred income taxes                      -      (86)
       Gain on sale of assets                 (262)         -
       Changes in operating assets and liabilities:
          Decrease/(increase) in service
          charge receivable                   2,153     (313)
          Decrease in inventories             7,739     2,256
          Decrease in accounts payable
          and accrued expenses              (2,283)     (155)
          Decrease in income taxes payable        -   (3,307)
          Decrease in income taxes
          recoverable                         4,236         -
          Other                               1,283   (1,735)
                                             ------   -------
               Net cash provided by
               operating activities          20,624     2,052

INVESTING ACTIVITIES:
     Pawn loans forfeited and
     transferred to inventories              38,749    37,874
     Pawn loans made                      (111,689) (144,147)
     Pawn loans repaid                       80,789   107,275
                                           --------  --------
          Net decrease in loans               7,849     1,002

     Additions to property, plant,
     and equipment                          (4,650)   (8,019)
     Sale of assets                           2,143         -
     Issuance of notes receivable
     to related parties                           -   (3,000)
                                           --------  --------
       Net cash provided/(used)
        in investing activities               5,342  (10,017)

FINANCING ACTIVITIES:
     Proceeds from bank borrowings            3,000     9,750
     Payments on borrowings                (29,628)   (5,211)
                                           --------  --------
       Net cash provided/(used)
       by financing activities             (26,628)     4,539
                                           --------  --------
Decrease in cash and cash equivalents         (662)   (3,426)

Cash and cash equivalents at
beginning of period                           4,593     6,267
                                           --------  --------
     Cash and cash equivalents at
     end of period                         $  3,931  $   2,841
                                            =======   ========

See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

   EZCORP, Inc. and SubsidiariesNotes to Interim Condensed
       Consolidated Financial Statements (Unaudited)
                       June 30, 1996

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

       The Company's business is subject to seasonal variations, and operating results for the three- and nine-month periods ended June 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      To conform with the current year's presentation, $0.8 million and $3.8 million of proceeds from the disposal of scrap jewelry have been reclassified from cost of sales to sales for the three- and nine-month periods ended June 30, 1995, respectively.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of June 30, 1996, inventory reserves were $7.1 million.

      During fiscal 1995, the Company established a $7.7 million provision for the closing and consolidation of thirty-two (32) of its stores and for the write-down of tangible and intangible assets. As of June 30, 1996, thirty-one (31) of these stores had closed and one (1) was still in
operation.   The June 30, 1996 accrued liability  for  store
closings is $0.6 million, principally for estimated rent obligations.

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

Note C - Earnings (Loss) Per Share

      Earnings per share calculations assume exercise of all outstanding stock options and warrants using the treasury stock method of calculation. The per share calculation excludes these common equivalent shares as their effect is anti-dilutive.

   EZCORP, Inc. and SubsidiariesNotes to Interim Condensed
 Consolidated Financial Statements (Unaudited)June 30, 1996
Note D - Litigation

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

Note E - Bank Credit Agreement

      On June 24, 1996, the Company amended its November 29, 1994 revolving line of credit. The amended revolving line of credit matures January 31, 1998. Terms of the amended agreement require, among other things, that the Company meet certain financial covenants and provide the bank group a first lien security interest in certain assets of the
Company. Borrowings under the line bear interest at the bank's Eurodollar rate plus 1% to 2%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50 million.

Note F - Subsequent Event

      On July 17, 1996, the holder of a majority of the Company's outstanding Class B Voting Common Stock acted to convert 54.76% of the outstanding shares of Class B Voting Common Stock into a like number of shares of Class A Non-voting Common Stock. Following this conversion, there were 9,728,904 Class A and 2,270,863 Class B shares outstanding. Also on that date, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to reduce the number of authorized Class B shares to 2,274,969 shares.

Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Third  Quarter  Ended June 30, 1996 vs. Third Quarter  Ended
June 30, 1995

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended June 30, 1996 and 1995.

                           Three Months Ended         % or
                                 June 30,            Point
                              1996     1995         Changea
                           -------- --------       --------
                         (Dollars in thousands)
Net Revenues:
     Salesb                $ 22,238 $ 25,375        (12.4%)
     Pawn service charges    15,891   17,685        (10.1%)
                            -------  -------
       Total revenuesb       38,129   43,060        (11.5%)
     Cost goods soldb        18,578   21,337        (12.9%)
                            -------  -------
       Net revenues        $ 19,551 $ 21,723        (10.0%)
                            =======  =======
Other Data:
     Gross profit as a
     percent of salesb        16.5%    15.9%         0.6 pt
     Average annual
     inventory turnover        2.1x     1.4x           0.7x
     Average inventory balance
     per location as of the
     end of the quarter        $140     $225        (37.8%)
     Average loan balance
     per location as of the end
     of the quarter            $132     $140         (5.7%)
     Average yield on loan
     portfolio                 212%     205%        7.0 pts
     Redemption rate            80%      75%        5.0 pts

Expenses as a Percent of Total Revenues:b
     Operating                35.3%    39.6%       (4.3 pts)
     Administrative            5.9%     7.5%       (1.6 pts)
     Depreciation and
     amortization              5.1%     4.2%         0.9 pts
     Interest, net             0.8%     1.8%       (1.0 pts)

Locations in Operation:
     Beginning of period        240      250
     Acquired                     -        -
     Established                  2       12
     Sold, combined or closed     -        -
                              -----    -----
     End of period              242      262
                              =====    =====
Average locations in operation
during the periodc            241.0    256.0
                              =====    =====
- --------------------------------
a In comparing the period differences between dollar amounts or store counts, a percentage change is used.
     In   comparing  the  period  differences  between   two
     percentages, a percentage point (pt.) change is used.
b    Sales   from   scrap   and  wholesale   activity   were
     reclassified  from cost of goods sold  to  sales.   All
     1995 amounts have been adjusted as a result of this reclassification.
c Average locations in operation during the period is calculated based on the average of the pawnshops operating at the beginning and end of such period.



Nine  Months Ended June 30, 1996 vs. Nine Months Ended  June
30,  1995

     The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine months ended June 30, 1996 and 1995.

                            Nine Months Ended         % or
                                 June 30,             Point
                              1996     1995          Changea
                            -------  -------         -------
                         (Dollars in thousands)
Net Revenues:
     Salesb                $ 83,076 $ 82,688           0.5%
     Pawn service charges    52,004   53,366         (2.6%)
                            -------  -------
       Total revenuesb      135,080  136,054         (0.7%)
     Cost of goods soldb     71,410   69,069           3.4%
                            -------  -------
       Net revenues        $ 63,670 $ 66,985         (4.9%)
                            =======  =======
Other Data:
     Gross profit as a
     percent of salesb        14.0%    16.5%      (2.5 pts)
     Average annual
     inventory turnover        2.4x     1.4x           1.0x
     Average inventory balance
     per location as of the
     end of the quarter        $140     $225        (37.8%)
     Average loan balance
     per location as of the end
     of the quarter            $132     $140         (5.7%)
     Average yield on loan
     portfolio                 208%     202%        6.0 pts
     Redemption rate            78%      76%        2.0 pts

Expenses as a Percent of Total Revenues:b
     Operating                33.5%    36.6%      (3.1 pts)
     Administrative            5.9%     7.0%      (1.1 pts)
     Depreciation and
     amortization              4.2%     3.9%        0.3 pts
     Interest, net             1.2%     1.7%      (0.5 pts)

Locations in Operation:
     Beginning of period        261      234
     Acquired                     -        -
     Established                  6       28
     Sold, combined or closed  (25)        -
                              -----    -----
     End of period              242      262
                              =====    =====
Average locations in operation
during the periodc            251.5    248.0
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

Results   of  Operations

The  following  discussion  compares
results for the three- and nine-month periods ended June 30, 1996 ("Fiscal 1996 Periods") to the three- and nine-month periods ended June 30, 1995 ("Fiscal 1995 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      During the three-month Fiscal 1996 Period, the Company opened two (2) newly established stores. During the twelve
(12)  months ended June 30, 1996, the Company opened  eleven
(11) newly established stores and closed thirty-one (31) stores. The store closings were the result of the Company's decision, made during the fourth Fiscal 1995 quarter, to consolidate and close thirty-two (32) stores. At June 30, 1996, the Company operated 242 stores in eleven (11) states.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three month period ended June 30, 1996, pawn service charge revenue decreased 10% to $15.9 million. A decline in same store pawn service charges and pawn service charge revenue of the thirty-one (31) closed stores resulted in a year over year decline (7 and 5 percentage points, respectively) in pawn service charge revenue. These two unfavorable factors are partially offset by pawn service charge revenues from stores opened during the last twelve months (2 percentage point impact). The decrease in same store pawn service charge revenues was primarily due to lower average loan amounts (6%) and a smaller number of loans (4%) offset by an increase of 7 percentage points in annualized yield earned on the loan balance (212% for the Fiscal 1996 Period versus 205% for the Fiscal 1995 Period). The yield improvement results primarily from management's actions to reduce the number of high-dollar, low-yielding loans.

      For the nine-month period, pawn service charge revenue decreased 3% to $52 million. The decline in same store pawn service charge revenue and pawn service charge revenue lost as a result of store closings account for 2 and 6 percentage points of the 3% year over year decline. These factors are largely offset by pawn service charge revenues from stores opened during the last twelve months (5 percentage point impact).

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three-month Fiscal 1996 Period, merchandise sales decreased 12% to $22.2 million compared with $25.4 million for the Fiscal 1995 Period. The 12% decrease was the net effect of lower same store sales (7 percentage points), sales lost from closed stores (8 percentage points) and sales generated from new stores (3 percentage points). The Company's management believes that lower average inventories per store (down 38% from the prior year) contributed to the same store sales declines.

      For the nine-month period, merchandise sales were up 0.5% to $83.1 million. The nominal year over year increase is approximately the net result of a decline in same store sales (1 percentage point), sales lost from closed stores (8 percentage points), sales generated from new stores (5.5 percentage points) and a higher level of wholesale and scrap sales activity (4 percentage points).

      For the three-month Fiscal 1996 Period, gross profits as a percentage of sales increased 0.6 of one percentage point, to 16.5%, from the Fiscal 1995 Period. This increase resulted largely from the combined favorable effect of a reduction in inventory shrinkage measured as a percentage of merchandise sales (reduced by 1.5 percentage points to 2.3%) and improved gross profit on the sale of scrap jewelry (1.3 percentage points). This increase was partially offset by a decline in merchandise sales margins (a 2.2 percentage point decrease). The lower merchandise sales margins result primarily from management's strategy of pricing merchandise based on, among other factors, merchandise age since acquired or forfeited.

     For the nine-month Fiscal 1996 Period, gross profits as a percentage of sales decreased 2.5 percentage points, to 14% from the Fiscal 1995 Period. The lower gross profit percentage was the net result of lower inventory shrinkage (2.7 percentage points), improved gross profit on wholesale and scrap sales (1.3 percentage points) and lower margins on merchandise sold (6.5 percentage points).

      The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At June 30, 1996, the Company's store inventories consisted of approximately 64% jewelry (e.g., ladies' and men's rings, chains, bracelets, etc.) and 36% general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). Approximately 75% of the jewelry inventory and 86% of the general merchandise inventory were less than twelve months old based on the Company's acquisition date (date of forfeiture for collateral or date of purchase). As a result of a higher average selling price, consumer preference and seasonal demand, consistent with other retailers, jewelry is a slower moving merchandise category than our general merchandise. Due to seasonally high demand for jewelry during the Christmas and Valentines periods, jewelry tends to be slower moving during the Company's third and fourth quarters (April through September) than during its first and second quarters (October through March). As a result, the Company expects its jewelry inventory to turn more slowly and to age during its third and fourth quarters.

      Operating expenses as a percentage of total revenues decreased approximately 4 and 3 percentage points to 35.3% and 33.5% for the Fiscal 1996 Periods from 39.6% and 36.6% in the Fiscal 1995 Periods. Administrative expenses as a percentage of total revenues decreased to 5.9% in both the Fiscal 1996 Periods from 7.5% and 7.0% in the Fiscal 1995 Periods. Both store operating and administrative expenses have declined relative to total revenues as a result of the closure of underperforming stores and the Company's programs to reduce costs.

      Depreciation and amortization expense increased in the Fiscal 1996 Periods primarily as a result of the higher level of depreciation on the eleven (11) newly established stores added since June 30, 1995. Interest expense (net) was down 1.0 and 0.5 percentage points in the Fiscal 1996 Periods over the prior year largely as a result of decreased borrowings under the Company's bank line of credit.


Liquidity and Capital Resources

     Net cash provided by operating activities for the nine-month Fiscal 1996 Period was $20.6 million, an increase of $18.6 million from the nine-month Fiscal 1995 Period. Approximately one-half of this increase is due to improved operating results and working capital utilization. The balance of the increase is due to income tax refunds resulting from the carry-back of the Company's Fiscal 1995 net operating loss and the lower level of taxes payable resulting from the carry-forward of the net operating loss.

      For the nine-month Fiscal 1996 Period, the Company invested approximately $4.7 million including investments in leasehold improvements and equipment for existing stores and six (6) newly established stores. The Company funded these expenditures from cash flow provided by operating activities and the seasonal reduction in its investment in pawn loans. The Company projects that it will open approximately 10 new stores in fiscal 1996 (including six (6) that have already opened) and will relocate or remodel 5 to 10 of its existing stores. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and seasonal pawn loan growth expected during its fourth fiscal quarter.

      On June 24, 1996, the Company amended its November 29, 1994 revolving line of credit. The amended revolving line of credit matures January 31, 1998. Terms of the amended agreement require, among other things, that the Company meet certain financial covenants and provide the bank group a first lien security interest in certain assets of the
Company. Borrowings under the line bear interest at the bank's Eurodollar rate plus 1% to 2%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50 million. At June 30, 1996, the Company had $15 million outstanding on the credit facility and additional borrowing capacity of approximately $21 million.


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

Item 2. Changes in Securities

       Not Applicable

Item 3. Defaults Upon Senior Securities

       Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

       Note F of Notes to Interim Condensed Consolidated
Financial Statements (Unaudited) contained in this report is incorporated herein by reference

Item 5. Other Information

       Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibit                                          Incorporated by
            Number             Description                      Reference to
            -------       ---------------------------------  ---------------
            Exhibit 3.1A  Certificate of Amendment to
                          Certificate of Incorporation of
                          EZCORP, Inc.                       Filed herewith

            Exhibit 10.74 Third Amendment to Amended and     Filed herewith
                         Restated Loan Agreement Between the
                         Company and Wells Fargo Bank (formerly
                         First Interstate Bank of Texas, N.A.),
                         as Agent, RE: Revolving Credit Loan

            Exhibit 11.1 Statement Regarding Computation
                         of Per Share Earnings               Filed herewith

      (b)  Reports on Form 8-K
           The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1996.

                        Exhibit 3.1A

                  CERTIFICATE OF AMENDMENT
                             TO
                CERTIFICATE OF INCORPORATION
                             OF
                        EZCORP, INC.


     It is hereby certified that:

     I.The name of the corporation (the "Corporation") is EZCORP, Inc.

      II.The Certificate of Incorporation of the Corporation is hereby amended by striking out the first paragraph of Article FOURTH and by substituting in lieu thereof the following:

        "FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is forty-seven million two hundred seventy-four thousand nine hundred sixty-nine (47,274,969) shares of capital stock, classified as (i) five million (5,000,000) shares of preferred stock, par value $.01 per share ("Preferred Stock"), (ii) forty million (40,000,000) shares of Class A Non-
     Voting  Common  Stock, par value  $.01  per  share
     ("Class A Non-Voting Common Stock"), and (iii) two million two hundred seventy-four thousand nine hundred sixty-nine (2,274,969) shares of Class B
     Voting  Common  Stock, par value  $.01  per  share
     ("Class B Voting Common Stock").

      III. The amendment to the Certificate of Incorporation herein certified has been duly approved by the Corporation's Board of Directors and was duly adopted by written consent of the stockholders in accordance with the provisions of Sections 228 and 242 of the General Corporation Law of the State of Delaware.

     EXECUTED this 17th day of July, 1996.



                              EZCORP, INC.


                              By:
                                   Vincent A. Lambiase,
President and
                                   Chief Executive Officer

                        Exhibit 10.74

     THIRD AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT

      THIS THIRD AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT (the "Amendment"), entered into as of June 24, 1996 among EZCORP, INC., a Delaware corporation ("Borrower"), each of the Banks, and WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, a national banking association (formerly known as First Interstate Bank of Texas, N.A.), as Agent for itself and the other Banks (in such capacity, together with its successors in such capacity the "Agent") and as the Issuing Bank.

     RECITALS:

           Borrower, Agent, Banks and Issuing Bank have previously entered into that certain Amended and Restated Loan Agreement dated as of November 29, 1994 as amended by that certain First Amendment to Amended and Restated Loan Agreement effective as of February 15, 1995 and as further amended by that certain Second Amendment to Amended and Restated Loan Agreement and Waiver dated as of August 3, 1995 (as amended, the "Agreement").

          Borrower, Agent, Banks and Issuing Bank now desire to amend the Agreement to revise a pricing provision, revise the Commitments, extend the Revolving Credit Loan Termination Date, and revise certain financial covenants as hereinafter more specifically provided.

      NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:



     Definitions

          Definitions.   All capitalized terms not otherwise
defined  herein,   shall have the same meanings  as  in  the
Agreement, as amended hereby.



     Amendments

          Definitions. Effective as of the date hereof, the definitions of "Borrowing Quarter," "Interest Margin," "Projected Net Income" and "Projected Net Income Margin" appearing in Section 1.1 of the Agreement are hereby deleted and the definitions of "Applicable Rate" and "Revolving Credit Loan Termination Date" are hereby amended to read as follows:

        '"Applicable Rate' means: (a) during the period that an Advance is a Prime Rate Advance, the Prime
     Rate;  and  (b) during the period that a Revolving
     Credit  Loan Advance is a Eurodollar Advance,  the
     Adjusted Eurodollar Rate plus one and one-half percent (1-1/2%).

        'Revolving Credit Loan Termination Date' means 10:00
     A.M.  Austin, Texas time on January 30, 1998,  or  such
     earlier   date  and  time  on  which  the   Commitments
     terminate as provided in this Agreement."

           Reporting Requirements. Effective as of the date hereof, Section 8.1(c) of the Agreement is hereby amended to read as follows:

         "(c)Quarterly  Certificate.   As  soon  as   a
     vailable, and in any event within forty-five  (45)
     days, after the end of each Fiscal Quarter of  the
     Borrower,  a  certificate of the  chief  financial
     officer  of the Borrower (I) stating that  to  the
     best  of such officer's knowledge, no Default  has
     occurred  and is continuing, or if a  Default  has
     occurred and is continuing, a statement as to  the
     nature thereof and the action that is proposed  to
     be taken with respect thereto, and (ii) showing in
     reasonable  detail the most recent Fiscal  Quarter
     calculations demonstrating compliance with Article
     X,  and  accompanied by a certificate executed  by
     the Borrower representing that attached thereto is
     a  current  (as  of  the  date  thereof)  list  of
     existing  store  locations  owned  or  leased   by
     Borrower and each Guarantor;"

           Liens.   Effective as of the date hereof, Section
9.2 of the Agreement is hereby amended to read as follows:

        "Section 9.2Limitation on Liens.  The  Borrower
     will  not  incur,  create, assume,  or  permit  to
     exist,  and  will  not permit  any  Subsidiary  to
     incur,  create, assume, or permit  to  exist,  any
     Lien   upon  any  of  its  property,  assets,   or
     revenues, whether now owned or hereafter acquired, except:

              (a)     Liens disclosed on Schedule 5 hereto
              and Liens in favor of the Agent for the benefit of the Banks;

              (b)     Liens for taxes, assessments, or other
              governmental charges which are not delinquent or which are being contested in good faith and for which adequate reserves have been established;

              (c) Liens of mechanics, materialmen, warehousemen, carriers, or other similar statutory Liens securing obligations that are not yet due and are incurred in the ordinary course of business;

              (d) Liens resulting from good faith deposits to secure payments of workmen's compensation or other social security programs or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids,contracts (other than for payment of Debt), or leases made in the ordinary course of business;

              (e) Purchase money Liens securing Permitted Debt described in Section 9.1(b) and (c);"

              Additional Limitation on Liens. Effective as of the date hereof, Section 9.12 of the Agreement is hereby amended to read as follows:

        "Section 9.12  Additional Limitation on  Liens.
     In addition to the limitation contained in Section
     9.2 of this Agreement, the Borrower will not incur, create, assume or permit to exist, and will not permit any Subsidiary to incur, create, assume or permit to exist, any Lien upon any of the Receivables or any Inventory, except in favor of the Agent for the benefit of the Banks and, except, with respect to Inventory only, statutory landlord liens relative to Inventory located at store locations leased by Borrower or one of the Subsidiaries."

           Capital Expenditures. Effective as of the date hereof, Section 9.13 of the Agreement is hereby deleted.

           Fixed Charge Coverage. Effective as of the date hereof, Section 10.3 of the Agreement is hereby amended to read as follows:

        "Section 10.3 Fixed Charge Coverage. Borrower will maintain a Fixed Charge Coverage of not less than 1.6."

          Ratio of Pawn Receivables to Inventory. Effective as of the date hereof, Section 10.8 of the Agreement is hereby amended to read as follows:

          "Section    10.8Pawn   Receivables/Inventory.
     Borrower, on a consolidated basis, will maintain for the following rolling four quarter periods a ratio of Pawn Receivables to Inventory of at least:

       Ratio   Periods

       .65 For the four consecutive Fiscal Quarters ending September 30, 1995;

       .70 For the four consecutive Fiscal Quarters ending December 31, 1995, and each March 30,
               June 30, September 30 and December 31 thereafter."

           Revision of Commitments - Schedule 6 to the Agreement. Effective as of the date hereof, Schedule 6 to the Agreement reflecting the Commitments of the Banks is hereby amended to read in the form attached hereto as
Schedule 6.



     Conditions Precedent

          Condition. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent:

                 Agent  shall  have  received  all  of   the
     following, each dated (unless otherwise indicated)  the
     date   of   this  Amendment,  in  form  and   substance
     satisfactory to the Agent:

                     This  Amendment executed by all parties
          hereto.

                     New Revolving Credit Notes executed  by
          Borrower in favor of each of the Banks in the amount of each Bank's Commitment.

                    Resolutions of the Board of Directors of Borrower certified by its secretary or assistant secretary which authorizes the execution, delivery and performance by Borrower of this Amendment and the other Loan Documents executed in connection herewith.

                    A certificate of incumbency certified by
          the secretary or the assistant secretary of Borrower certifying the names of the officers thereof authorized to sign this Amendment and the other Loan Documents together with specimen signatures of such officers.

                    Resolutions of the Board of Directors of
          each of the Guarantors certified by its secretary or assistant secretary which authorize the execution, delivery and performance by each of the Guarantors of this Amendment and the other Loan Documents executed in connection herewith.

                    A certificate of incumbency certified by
          the secretary or the assistant secretary of each Guarantor certifying the names of the officers thereof authorized to sign this Amendment and the other Loan Documents together with specimen signatures of such officers.

                    That certain Extension and Amendment Fee
          Letter  (herein so called) in form  and  substance
          satisfactory   to  the  Agent  executed   by   the
          Borrower.

                No Default. No Default shall have occurred and be continuing.

                Representations and Warranties. All of the representations and warranties contained in Article VII of the Agreement, as amended hereby and in the other Loan Documents shall be true and correct on and as of the date of this Amendment with the same force and effect as if such representations and warranties had been made on and as of such date, except to the extent such representations and warranties speak to a specific date.

                Extension and Amendment Fee. Borrower shall have paid to the Agent for the account of the Banks an extension and amendment fee in the amount agreed to pursuant to that certain Extension and Amendment Fee Letter executed in connection herewith.



     Ratifications, Representations and Warranties

           Ratifications. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Agreement and except as expressly modified and superseded by this Amendment, the terms and provisions of the Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. Borrower, Banks, Issuing Bank and Agent agree that the Agreement as amended hereby and the other Loan Documents shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

           Representations and Warranties. Borrower hereby represents and warrants to Banks, Agent and Issuing Bank that (i) the execution, delivery and performance of this
Amendment and any and all other Loan Documents executed and/or delivered in connection herewith have been authorized by all requisite corporate action on the part of Borrower and will not violate the articles of incorporation or bylaws of Borrower, (ii) the representations and warranties contained in the Agreement, as amended hereby, and any other Loan Document are true and correct on and as of the date hereof as though made on and as of the date hereof, except to the extent such representations and warranties speak to a specific date, (iii) no Event of Default has occurred and is continuing and no event or condition has occurred that with the giving of notice or lapse of time or both would be an Event of Default, (iv) Borrower is in full compliance with all covenants and agreements contained in the Agreement as amended hereby, (v) the Borrower has no Subsidiaries other than those listed on Schedule 3 attached hereto and such
Schedule 3: (a) sets forth the jurisdiction of incorporation of each corporate Subsidiary, the jurisdiction of formation of TELP, and the percentage of the Borrower's ownership of the outstanding voting stock of each corporate Subsidiary and the partnership interest of Borrower in TELP, and (b) identifies which Subsidiaries are Operating Subsidiaries and which are Non-operating Subsidiaries. All of the outstanding capital stock of each corporate Subsidiary has been validly issued, is fully paid and is nonassessable.



     Miscellaneous

           Survival of Representations and Warranties. All representations and warranties made in this Amendment or any other Loan Document including any Loan Document furnished in connection with this Amendment shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Banks, Agent or Issuing Bank or any closing shall affect the representations and warranties or the right of Banks or Agent or Issuing Bank to rely upon them.

            Reference to Agreement. Each of the Loan Documents, including the Agreement and any and all other agreements, documents, or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Agreement as amended hereby, are hereby amended so that any reference in such Loan Documents to the Agreement shall mean a reference to the Agreement as amended hereby.

           Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

          Applicable Law. This Amendment and all other Loan Documents executed pursuant hereto shall be deemed to have been made and to be performable in Austin, Travis County, Texas and shall be governed by and construed in accordance with the laws of the State of Texas.

          Successors and Assigns. This Amendment is binding upon and shall inure to the benefit of Banks, Agent, Issuing Bank and Borrower and their respective successors and assigns, except Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Banks.

           Counterparts. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

           ENTIRE AGREEMENT. THIS AMENDMENT AND ALL OTHER INSTRUMENTS, DOCUMENTS AND AGREEMENTS EXECUTED AND DELIVERED IN CONNECTION WITH THIS AMENDMENT EMBODY THE FINAL, ENTIRE AGREEMENT AMONG THE PARTIES HERETO AND SUPERSEDE ANY AND ALL PRIOR COMMITMENTS, AGREEMENTS, REPRESENTATIONS AND UNDERSTANDINGS, WHETHER WRITTEN OR ORAL, RELATING TO THIS AMENDMENT, AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO. THERE ARE NO ORAL AGREEMENTS AMONG THE PARTIES HERETO.

           Termination of Certain Commitments. The parties hereto acknowledge and agree that contemporaneously herewith
(I) each of AmSouth Bank of Alabama ("AmSouth") and Bank Hapoalim B.M. ("Hapoalim") have assigned to the remaining Banks all of their rights and obligations under the Loan Documents, including their respective Revolving Credit Notes and Commitments, on a pro rata basis, such that after giving effect thereto, the remaining Banks will have Commitments as set out in Schedule 6 attached hereto, and (ii) as a result of such assignment, AmSouth and Hapoalim have been released from their obligations under the Loan Documents and shall no longer be a Bank or have any Commitment under the Agreement as amended hereby.

     Executed as of the date first written above.

                              BORROWER:

                              EZCORP, INC.


                              By:
                                 Name:DAN N. TONISSEN
                                 Title:CHIEF FINANCIAL OFFICER

                              Address for Notices:

                              1901 Capital Parkway
                              Austin, TX  78746
                              Fax No.: (512) 314-3402
                              Telephone No.: (512) 329-5233
                              Attention: Dan Tonissen
                                         Chief Financial
                                         Officer


                              AGENT:

                              WELLS   FARGO  BANK   (TEXAS),
                              NATIONAL ASSOCIATION


                              By:
                                 Name: Keith Smith
                                 Title:  Vice President

                              Address for Notices:

                              100 Congress Avenue, Suite 150
                              Austin, TX  78701
                              Fax No.: (512) 469-3311
                              Telephone No.: (512) 794-2200
                              Attention: Keith Smith


                              ISSUING BANK:

                              WELLS   FARGO  BANK   (TEXAS),
                              NATIONAL ASSOCIATION


                              By:
                                 Name: Keith Smith
                                 Title:  Vice President

                              Address for Notices:

                              100 Congress Avenue, Suite 150
                              Austin, TX  78701
                              Fax No.: (512) 469-3311
                              Telephone No.: (512) 794-2200
                              Attention: Keith Smith

                              BANKS:

                              WELLS   FARGO  BANK   (TEXAS),
                              NATIONAL ASSOCIATION

                              By:
                                 Name: Keith Smith
                                 Title:  Vice President

                              Address for Notices

                              100 Congress Avenue, Suite 150
                              Austin, TX  78701
                              Fax No.: (512) 469-3311
                              Telephone No.: (512) 794-2200
                              Attention: Keith Smith

                              Lending Office for Prime  Rate
                              Advances and Eurodollar Advances
                              100 Congress Ave.
                              Austin, TX  78701


                              GUARANTY FEDERAL BANK, F.S.B.


                              By:
                                 Name:
                                 Title:

                              Address for Notices:

                              301 Congress, Suite 1075
                              Austin, TX  78701
                              Attention: Chris Harkrider
                              Fax No.: (512) 320-1041
                              Telephone No.: (512) 320-1205

                              Lending Office for Prime  Rate
                              Advances and Eurodollar Advances
                              8333 Douglas Avenue
                              Dallas, TX  75255

                              THE SUMITOMO BANK, LTD.,
                                  CHICAGO BRANCH


                              By:
                                 Name:
                                 Title:


                              By:
                                 Name:
                                 Title:

                              Address for Notices:

                              Two Houston Center
                              909 Fannin, Suite 3750
                              Houston, TX  77010-1086
                              Attention:  Manager
                              Fax No.: (713) 759-1419
                              Telephone No.: (713) 759-0770

                              Lending Office for Prime  Rate
                              Advances and Eurodollar Advances
                              233 South Wacker Drive
                              Chicago, Illinois  60606-6448
                              Attention: Vice President  and
                              Manager-Operations
      Guarantors hereby consent and agree to this Amendment and agree that each Guaranty and each Subsidiary Security Agreement, shall remain in full force and effect and shall continue to (I) guarantee and secure respectively the Obligations and (ii) be the legal, valid and binding obligation of Guarantors enforceable against Guarantors in accordance with their respective terms.

GUARANTORS:

Operating Subsidiaries:        Non-Operating Subsidiaries:

EZPAWN Alabama, Inc.           EZ Car Sales, Inc.
EZPAWN  Arkansas,  Inc.        EZPAWN  Construction, Inc.
EZPAWN Colorado, Inc.          EZPAWN Kansas, Inc.
EZPAWN Florida, Inc.           EZPAWN Kentucky, Inc.
EZPAWN Georgia, Inc.           EZPAWN Missouri, Inc.
EZPAWN Holdings, Inc.          EZPAWN Nevada, Inc.
EZPAWN  Indiana, Inc.          EZPAWN North Carolina, Inc.
EZPAWN  Louisiana, Inc.        EZPAWN South Carolina, Inc.
EZPAWN Oklahoma, Inc.
EZPAWN Tennessee, Inc.
Texas EZPAWN Management, Inc.


By:                      By:
  Name:                              Name:
  Title:                             Title:



Texas EZPAWN L.P.

By:  Texas EZPAWN Management, Inc.,
   its sole general partner


   By:
     Name:
     Title:
     SCHEDULE 3

     List of Subsidiaries

All  of  the  following  subsidiaries  are  incorporated  in
Delaware  and are 100% owned by EZCORP, Inc. except  EZ  Car
Sales,  Inc.  which  is incorporated in Delaware,  and  100%
owned by EZPawn Tennessee, Inc.:

Operating Subsidiaries         Jurisdiction Where Subsidiary
                               Conducts Business

EZPAWN Alabama, Inc., d/b/a
EZPW Alabama, Inc.             Alabama

EZPAWN Arkansas, Inc.          Arkansas

EZPAWN Colorado, Inc.          Colorado

EZPAWN Florida, Inc., d/b/a
EZPW Florida, Inc.             Florida

EZPAWN Georgia                 Georgia

EZPAWN Indiana                 Indiana

EZPAWN Louisiana, Inc.         Louisiana

EZPAWN Holdings, Inc.          Mississippi

EZPAWN Oklahoma, Inc., d/b/a
EZPAWN Okie, Inc.              Oklahoma

EZPAWN Tennessee, Inc.         Tennessee

Texas EZPAWN Management, Inc.  Texas


Non-Operating Subsidiaries Jurisdiction Where Subsidiary
                           Conducts Business

EZPAWN Construction, Inc.  N/A

EZPAWN Kansas, Inc.        N/A

EZPAWN Kentucky, Inc.      N/A

Non-Operating Subsidiaries Jurisdiction Where Subsidiary
                           Conducts Business

EZPAWN Missouri, Inc.      N/A

EZPAWN Nevada, Inc.        N/A

EZPAWN North Carolina, Inc.N/A

EZPAWN South Carolina, Inc.N/A

EZ Car Sales, Inc.         N/A


The following limited partnership is organized under the laws of the State of Texas. Texas EZPAWN Management, Inc. is its sole general partner and 1% owner. EZPAWN Holdings, Inc. is its sole limited partner and 99% owner. Both partners are wholly-owned subsidiaries of EZCORP, Inc.

Operating Entity      Jurisdiction Where Entity
                              Conducts Business

Texas EZPAWN L.P.                         Texas

     SCHEDULE 6

     Commitments


     BANKS                          COMMITMENTS

Wells Fargo Bank (Texas),
National Association                $24,500,000

Guaranty Federal Bank, F.S.B.       $12,750,000

The Sumitomo Bank, Ltd.,
Chicago Branch                      $12,750,000

                        Exhibit 11.1

    Statement Regarding Computation of Per Share Earnings
                          (Losses)
 (Dollars and shares in thousands, except per share amounts)


                       Three Months Ended  Nine Months Ended
                             June 30,          June 30,
                         1996      1995      1996      1995
                       --------  --------  --------  --------
                           (Unaudited)        (Unaudited)

Primary and fully diluted
     Weighted average
     number of common shares
     outstanding during
     the period         11,991    11,978     11,987    11,977
     Net effect of
     dilutive stock
     options - based on
     the treasury stock
     method using overall
     market price            0         0          0         1
                        ------    ------     ------    ------
       Total shares     11,991    11,978     11,987    11,978
                        ======    ======     ======    ======
     Net income (loss)  $1,027    $(777)     $2,070    $   44
                        ======    ======     ======    ======
Earnings (loss) per
sharea                  $ 0.09    $(0.06)    $ 0.17    $ 0.00
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


                                        EZCORP, INC.
                                           (Registrant)




Date:   August 14, 1996       By:     /s/ DAN N. TONISSEN
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer