Form 10-K/A
period 1995-09-30
EZCORP INC
filed 1996-08-21
CIK 876523

57



             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-K/A
                        AMENDMENT #1
(Mark One)
          [x]
          ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1995
                             OR

          [                                                ]
          TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)
          OF  THE  SECURITIES EXCHANGE ACT OF 1934  [NO  FEE
          REQUIRED]

For   the   transition   period   from   ______________   to
_____________

               Commission File Number 0-19424
               _______________________________
                        EZCORP, INC.
   (Exact name of registrant as specified in its charter)

                Delaware                        74-2540145
     (State or other jurisdiction of           (IRS Employer
     incorporation or organization)         Identification No.)

     1901 Capital Parkway
     Austin, Texas                                78746
     (Address of principal executive offices)(Zip code)

  Registrant's telephone number, including area code: (512)
                          314-3400
            ____________________________________

 Securities Registered Pursuant to Section 12(b) of the Act:

                            None

 Securities Registered Pursuant to Section 12(g) of the Act:

                                       Name of Each Exchange
     Title of Each Class                on Which Registered
     Class A Non-voting Common Stock  The Nasdaq Stock Market
     $.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

      The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by two record holders which are affiliates of the registrant. There is no trading market for the Class B Voting Common Stock.

      As of December 5, 1995, 6,967,867 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 5,019,176 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

REGISTRANT IS FILING THIS AMENDED ITEM 7 FOR THE PURPOSE  OF
EXPANDING   UPON   THE  DISCUSSION  OF  GROSS   PROFIT   AND
INVENTORIES.

Item  7.  Management's Discussion and Analysis of  Financial
Condition and Results of Operations

     The following management discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. This discussion and analysis of operations compares the three fiscal years ended September 30, 1993, 1994 and 1995 (designated as "Fiscal 1993," "Fiscal 1994," and "Fiscal 1995," respectively).

                   Summary Financial Data

                           Fiscal Years EndedSeptember 30,
                               1993      1994      1995
                            --------------------------------
                      (Dollars in thousands, except as indicated)
Net Revenues:
  Sales                     $62,881   $97,963  $101,416
  Pawn service charges       44,834    63,169    74,254
                             --------------------------
     Total revenues         107,715   161,132   175,670
  Cost of sales              47,269    81,446    99,423
                             --------------------------
     Net revenues            60,446    79,686    76,247

Other Data:
  Gross margin                24.8%     16.9%      2.0%
  Average annual inventory
  turnover                     1.7x      1.6x      1.9x
  Average inventory per
  location at year end         $206      $270      $159
  Average loan balance per
  location at year end         $150      $161      $152
  Average pawn loan at
  year end (whole dollars)      $67       $73       $66
  Average yield on loan
  portfolio                    212%      197%      204%
  Redemption rate               73%       74%       76%

Expenses and income as a percentage
  of total revenue (%):
  Store operating              37.6      36.1      42.4
  Administrative                7.8       7.9       8.8
  Depreciation and amortization 2.5       2.8       4.2
  Interest                    (0.3)       0.9       1.7
  Income (loss) before
  income taxes                  8.5       1.7    (13.7)
  Net income (loss)             5.6       1.1     (9.0)

Stores in operation:
  Beginning of year             127       186       234
  Acquired                       34         6         -
  New openings                   28        42        33
  Sold, combined, or closed (1) (3)         -       (6)
                               ------------------------
  End of year                   186       234       261
  Average number of locations
  during the year               157       210       248
___________________
(1) Excludes 26 stores to be sold, combined, or closed in the first two quarters of fiscal 1996.


Results of Operations

Sales
     Fiscal 1995 Compared to Fiscal 1994 Sales increased 3% to $101.4 million in Fiscal 1995 compared to $98.0 million in Fiscal 1994. This increase was primarily the result of 33 additional stores in Fiscal 1995 offset by same store sales declines of 9% in stores open more than twelve months. In Fiscal 1994, the Company sold a substantial amount of new jewelry, and Federal legislation (the "Brady Bill")
increased demand for hand guns. These two activities created a higher level of sales in Fiscal 1994 when compared to Fiscal 1995.

      During Fiscal 1995, the Company changed its strategy regarding the purchase of new and used wholesale merchandise. Management believes that sales of this merchandise came at the expense of sales of forfeited collateral and contributed to an increase in forfeited collateral inventory. The Company has substantially reduced the purchase of new and used wholesale merchandise.

      In Fiscal 1995, the Company modified its definition of same store sales to exclude partial period sales for stores that opened during the prior year periods. Same store sales in Fiscal 1994 included $6.8 million of scrap jewelry sales. Utilizing the revised definition of same store sales and excluding scrap jewelry sales, the Fiscal 1994 same store sales increase would have been 28% rather than the 47% increase reported in the September 30, 1994 Form 10-K.

      Fiscal 1994 Compared to Fiscal 1993 Sales increased 56% to $98.0 million in Fiscal 1994 compared to $62.9 million in Fiscal 1993. This increase was the result of 48 additional stores in Fiscal 1994, and same-store sales growth of 28%. The same-store sales growth was primarily a result of having more merchandise available for sale because of increases in forfeitures incident to increases in loan volume, new jewelry sales, and increased demand for hand guns prior to the enactment of the Brady Bill.

Gross Profits
     Fiscal 1995 Compared to Fiscal 1994 Gross profits as a percentage of sales decreased 15 percentage points to 2.0% in Fiscal 1995 from 17% in Fiscal 1994. The 15 percentage point decrease is made up largely of lower margins on sales (5 percentage point decrease), a higher loss on the sale of scrap jewelry (approximately a 7 percentage point impact) which includes a $6.8 million loss related to a fourth quarter jewelry liquidation, and an increase in inventory valuation reserves (3 percentage point decrease).

       The lower margins on sales resulted from the discounting of aged merchandise, lower levels of sales of higher margin wholesale merchandise and merchandise purchased from the general public, and other factors (e.g., sales mix shift to higher cost merchandise, competitive pricing pressure and consumer demand for previously owned merchandise). The Company anticipates continuing the discounting of aged merchandise, based on management's evaluation of inventory composition and target sales levels. The Company can neither predict the magnitude nor the direction of the effect of other factors that influence gross profit levels.

     The Company's ability to achieve a certain margin level is based on, among other factors, the composition, quality and age of its inventory. At September 30, 1995, the inventory consisted of approximately 63% jewelry (e.g., ladies' and men's rings, chains, bracelets, etc.) and 37% general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). Approximately 22% of the jewelry inventory and 14% of the general merchandise inventory were more than twelve months old based on the Company's acquisition date (date of forfeiture for collateral or date of purchase). As a result of a higher average selling price, consumer preference and seasonal demand, consistent with other retailers, jewelry is a slower moving merchandise category than our general merchandise.

      In the fourth quarter, the Company identified and commenced the liquidation of approximately $27 million of jewelry inventory which had accumulated primarily as a result of a $20 million new jewelry program undertaken in prior periods and past lending practices (which have been modified). This jewelry excess was identified based on recent sales trends for various jewelry styles, inventory on hand by jewelry style, and jewelry price points. While the Company believes that this inventory could have been sold in the normal course, Management believes that the capital deployed in this excess jewelry inventory would be better utilized to reduce debt and to invest in other opportunities offering a better return than could be realized by the eventual sale of this inventory over a longer period of time. In the final quarter of Fiscal 1995, the Company sold, on a wholesale basis, or scrapped jewelry with a cost basis of approximately $15.7 million for $8.9 million and realized a loss of $6.8 million. Further, the Company increased its inventory valuation reserve by approximately $8.7 million, including approximately $6.1 million relating to the remaining $11.3 million of jewelry inventory to be liquidated. Management anticipates that the $11.3 million of remaining jewelry will be disposed of during the first two quarters of fiscal 1996.

     Fiscal 1994 Compared to Fiscal 1993 Gross profits as a percentage of sales decreased 8 percentage points to 17% in Fiscal 1994 from 25% in Fiscal 1993. The 8 percentage point decrease is primarily due to the sale of $4.0 million of inventory at cost for $2.3 million during a Company-wide clearance sale in the fourth quarter of Fiscal 1994 (2 percentage point decrease) and an increase in inventory valuation reserves of $3.7 million which includes a $2.7 million increase in the fourth quarter (4 percentage point decrease).

Pawn Service Charges
      Fiscal 1995 Compared to Fiscal 1994 Pawn service charges increased 17% from $63.2 million in Fiscal 1994 to $74.2 million in Fiscal 1995. The increase was primarily due to increased outstanding loan balances resulting from new stores.

      The average annual yield on the average aggregate loan balance increased from 197% in Fiscal 1994 to 204% in Fiscal 1995 largely as a result of a managed shift in the loan portfolio to higher yielding loans. This shift is reflected in the decrease in the Company's average pawn loan amount from $73 in Fiscal 1994 to $66 in Fiscal 1995. The Company's average loan redemption rate increased to 76% in Fiscal 1995 versus 74% in Fiscal 1994. Management believes this increase is attributable to the introduction of a loan extension program in certain markets and modified loan underwriting standards.

      Fiscal 1994 Compared to Fiscal 1993 Pawn service charges increased 41% from $44.8 million in Fiscal 1993 to $63.2 million in Fiscal 1994. The increase was primarily due to increased outstanding loan balances resulting from new stores.

      The average annual yield on the average aggregate loan balance decreased from 212% in Fiscal 1993 to 197% in Fiscal 1994. The yield was lower in Fiscal 1994 primarily due to more loan activity in the lower rate categories. The Company's average pawn loan amount in Fiscal 1994 was $73, compared to $67 in Fiscal 1993. The decrease in the yield for the Fiscal 1994 period was further impacted by a $1.9 million reduction of pawn service charges, a year-end charge taken as a result of a refinement in the estimate of accrued pawn service charges. Excluding the $1.9 million charge, the yield for Fiscal 1994 would have been 203%. The Company's average loan redemption rate was 74% in Fiscal 1994 versus 73% in Fiscal 1993.

Store Operating Expenses
     Fiscal 1995 Compared to Fiscal 1994 Operating expenses as a percentage of total revenues increased to 42.4% for Fiscal 1995 from 36.1% in Fiscal 1994. As a result of the Company's store portfolio review program, management decided to consolidate 17 of its stores into other operating units and to close 15 stores. These actions required a store closing and consolidation provision of approximately $7.7 million (approximately 4 percentage points) in the fourth quarter. The Company will continue to review its store portfolio on an ongoing basis. Operating expenses as a percentage of total revenues increased approximately two percentage points due to an 8% decrease in average revenues per average store in operation.

     Fiscal 1994 Compared to Fiscal 1993 Operating expenses as a percentage of total revenues decreased to 36.1% for Fiscal 1994 from 37.6% in Fiscal 1993. The decrease was primarily the result of a 50% increase in total revenues during Fiscal 1994 as compared to Fiscal 1993. This decrease was partially offset by approximately $0.8 million in charges relating to litigation and a wage and hour investigation (see Item 3, Legal Proceedings).

Administrative Expenses
       Fiscal 1995 Compared to Fiscal 1994 Corporate administrative expenses as a percentage of total revenues decreased to 8.8% for Fiscal 1995 from 7.9% in Fiscal 1994. The increase was primarily due to a $1.5 million fourth quarter charge for the writedown of certain fixed and intangible assets to realizable value.

       Fiscal 1994 Compared to Fiscal 1993 Corporate administrative expenses as a percentage of total revenues increased to 7.9% for Fiscal 1994 compared to 7.8% in Fiscal 1993. The decline in corporate administrative expenses as a percent of total revenues due to an increase in total revenues of 50% was offset by approximately $1.3 million in charges relating to organization changes associated with the Company's new management team.

Depreciation and Amortization Expense
      Fiscal 1995 Compared to Fiscal 1994 Depreciation and amortization expense as a percentage of total revenues increased to 4.2% in Fiscal 1995 from 2.8% in Fiscal 1994. The increase was primarily due to 33 new stores added since September 30, 1994 and a change in the useful life of leasehold improvements.

      Fiscal 1994 Compared to Fiscal 1993 Depreciation and amortization expenses as a percentage of total revenues increased to 2.8% in Fiscal 1994 from 2.5% in Fiscal 1993. The increase was primarily due to 42 new stores added since September 1993.

Interest Expense
      Interest expense increased in Fiscal 1995 over  Fiscal
1994 and in Fiscal 1994 over Fiscal 1993, primarily due to increased borrowings under the Company's bank line of credit.

Income Taxes
      As a result of the Company's Fiscal 1995 net operating loss, the Company has a tax receivable of $4.2 million, a current deferred asset of $2.4 million, and a non-current deferred tax asset of $2.1 million. Based on historical taxable income, as well as the prospect of future reversals of existing taxable temporary differences, management has determined that it is more likely than not that the deferred tax asset would be realized.

Liquidity and Capital Resources
      During Fiscal 1995, the Company invested $10.8 million consisting primarily of leasehold improvements and equipment for existing stores and 33 newly established stores. The Company funded its 1995 growth through excess cash available at September 30, 1994, working capital from operations, and bank borrowings.

     On August 3, 1995, the Company amended its November 29, 1994 $75 million unsecured revolving line of credit. Under the amended agreement, the line of credit was reduced to $50 million, of which $41.5 million was outstanding on September 30, 1995. Terms of the amended agreement require, among other things, that the Company meet certain financial covenants and provide the bank group a first security interest in certain assets of the Company. Borrowings under the line bear interest at the bank's Eurodollar rate plus 1.0% to 1.5% and the credit line matures January 1997. Based on the August 3, 1995 amendment, the Company has an excess borrowing capacity of approximately $5.7 million as of September 30, 1995.

     At the end of 1995, the Company's current ratio was 8.7 to 1 and long-term debt (including current maturities) represented approximately 28% of the Company's total capitalization. The Company anticipates that funds from working capital and bank lines of credit should be adequate to fund expansion during fiscal 1996.

      The profitability and liquidity of the Company are affected by the amount of loans outstanding, which is in turn affected in part by the Company's loan decisions. The Company is generally able to influence the frequency of forfeiture of collateral by increasing or decreasing the amount loaned in relation to the resale value of the pledged property, as opposed to adjusting the borrower's cost of funds (i.e., the rate of pawn service charge). Tighter credit decisions generally result in smaller loans in relation to the estimated resale value of the pledged property and can thereby result in a decrease in the Company's average aggregate loan balances and a decrease in pawn service charges. Additionally, small loans in relation to the pledged property's estimated resale value may tend to increase loan redemptions and improve the Company's liquidity. Conversely, an increase in average loan balances, by providing larger loans in relation to the estimated resale value of the pledged property, can result in an increase in the Company's pawn service charges. Increases in average loan balances can also result in an increase in loan forfeitures, which increases the quantity of goods on hand, and unless the Company is able to increase inventory turns, reduces the Company's liquidity. In each of the Company's last three fiscal years, at least 73% of the amounts loaned by the Company were paid in full with accrued service charges or were renewed or extended through the payment of accrued service charges. In addition to these factors, the Company's liquidity is affected by merchandise sales and the pace of store expansions.

      In Fiscal 1993 and Fiscal 1994, the average annual inventory turnover was relatively unchanged at 1.7 and 1.6 times, respectively. In Fiscal 1995, the average annual inventory turnover increased to 1.9 times. The increase of the Company's inventory turn rate in Fiscal 1995 was due primarily to the fourth quarter jewelry liquidation (as noted in the gross profit section above) and the Company's discounting of aged merchandise throughout the year.

      The Company has no material commitments for additional capital expenditures.

Seasonality
      Historically, pawn service charges are highest in the fourth fiscal quarter (July, August, and September) due to higher loan demand during the summer months, and sales are highest in the first quarter (October, November, and December) due to the holiday season.

Inflation
      The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely effect the Company's operations, the consumer lending laws of Texas - which comprised 60% of the Company's total pawnshops and approximately 67% of the Company's total pawn loan balance as of September 30, 1995 - allow indexing of maximum loan amounts to the Consumer Price Index ("CPI"). Assuming an upward trend in the CPI, these provisions will allow the Company to make larger loans at existing pawn service charge rates, which could offset the effect of inflationary increases in operating costs.

Store Activity and Future Expansion
      The Company has expanded from 127 stores at the beginning of Fiscal 1993 to 261 stores at the end of Fiscal 1995. In Fiscal 1995, the Company established 33 stores and closed or consolidated 6 stores. In fiscal 1996, the Company plans to add approximately 10 to 15 new stores and close or consolidate the remaining 26 stores identified for closure as a result of its store portfolio review program completed in September 1995. During fiscal 1996, the Company plans to emphasize new store establishments as it did in Fiscal 1995.

      EZCORP will continue to build clusters of stores in major markets in order to obtain operating and administrative efficiencies. In fiscal 1996, expansion will be primarily in existing Texas markets and the other ten states where the Company currently operates stores. However, the Company will carefully consider markets in other states with favorable regulatory, demographic, and competitive characteristics.


REGISTRANT IS FILING THIS AMENDED ITEM 8 FOR THE PURPOSE  OF
CLARIFYING  NOTE N AS IT PERTAINS TO CHARGES  TAKEN  IN  THE
QUARTER ENDED SEPTEMBER 30, 1994.

Item 8. Financial Statements and Supplementary Data


                Index to Financial Statements

                                                   Page

Report of Independent Auditors                       22

Consolidated Financial Statements:

       Consolidated Balance Sheets as of
       September 30, 1995 and 1994                   23

       Consolidated Statements of Operations for
       each of the Three Years in the Period
       Ended September 30, 1995                      24

       Consolidated Statements of Cash Flows for
       each of the Three Years in the Period
       Ended September 30, 1995                      25

       Consolidated Statements of Stockholders'
       Equity for each of the Three Years in the
       Period Ended September 30, 1995               26

Notes to Consolidated Financial Statements           27





Report of Independent Auditors

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                              ERNST & YOUNG LLP

Austin, Texas
December 5, 1995


                 Consolidated Balance Sheets

                                         September 30,
                                        1994       1995
                                     --------------------
                                    (Dollars in thousands)
Assets:
  Current Assets:
  Cash and cash equivalents          $  6,267 $    4,593
  Pawn loans                           37,777     39,782
  Service charge receivable             9,381     11,452
  Inventory, net                       63,070     41,575
  Deferred tax asset                        -      2,422
       Federal income tax recoverable       -      4,236
       Prepaid expenses and other assets2,308      3,181
                                      ------------------
  Total current assets                118,803    107,241

  Property and equipment, net          33,883     36,596

  Other assets:
  Excess purchase price over net
  assets acquired                      17,150     13,574
  Non compete agreements                2,944        517
  Deferred tax asset                        -      2,110
  Notes receivable related parties          -      3,000
  Other assets                          1,209      1,550
                                      ------------------
  Total assets                       $173,989   $164,588
                                      ==================
Liabilities and Stockholders' Equity:
  Current liabilities:
  Current maturities of long-term
  debt                               $    314   $    171
  Accounts payable and other
  accrued expenses                      6,340     10,026
  Customer layaway deposits             2,012      2,100
  Federal income taxes payable          3,307          -
  Deferred income taxes                   139          -
  Total current liabilities            12,112     12,297
                                      ------------------
  Long-term debt, less current
  maturities                           36,791     42,916

  Stockholders' equity:
  Preferred Stock, par value $.01
  a share Authorized 5,000,000
  shares; none issued and outstanding       -          -
  Class A Non-voting Common Stock,
  par value $.01 a share-Authorized
  40,000,000 shares; issued and outstanding
  6,960,955 in 1994 and 6,967,867 in 1995  70         70
  Class B Voting Common Stock, convertible,
  par value $.01 a share-Authorized
  5,137,163 shares; issued and outstanding
  5,019,176 shares in 1994 and 1995        50         50
  Additional paid-in capital          114,165    114,236
  Retained earnings (deficit)          11,640    (4,209)
                                      ------------------
                                      125,925    110,147
  Treasury stock
  (9,032 shares in 1994 and 1995)        (35)       (35)
  Receivables from stockholders         (804)      (737)
                                      ------------------
  Total stockholders' equity          125,086    109,375

  Commitments and contingencies
  Total liabilities and stockholders'
  equity                             $173,989   $164,588
                                      ==================
See notes to consolidated financial statements.


            Consolidated Statements of Operations


                               Years Ended September 30,
                               1993       1994     1995
                            -----------------------------
                            (Dollars in thousands, except
                                    as indicated)

Revenues:
  Sales                      $62,881  $  97,963  $101,416
  Pawn service charges        44,834     63,169    74,254
                             ----------------------------
                             107,715    161,132   175,670
                             ----------------------------
Costs and expenses:
  Cost of goods sold          47,269     81,446    99,423
  General and administrative  48,918     70,849    89,823
  Depreciation and amortization2,703      4,471     7,352
  Interest expense (income),net(378)      1,512     3,059
  Total cost of sales and
  expenses                    98,512    158,278   199,657

  Income (loss) before
  income taxes                 9,203      2,854  (23,987)

  Income tax expense (benefit) 3,095      1,065   (8,138)
                             ----------------------------
  Net income (loss)         $  6,108  $   1,789 $(15,849)
                             ============================
  Income (loss) per share, primary and
  fully diluted:            $   0.56  $    0.15 $  (1.32)
                             ============================
  Weighted average shares (in thousands):
  Primary and fully diluted   10,981     11,975    11,977


See notes to consolidated financial statements.

            Consolidated Statements of Cash Flows

                               Years Ended September 30,
                               1993       1994      1995
                            ------------------------------
                                 (Dollars in thousands)
Operating Activities:
  Net income (loss)         $  6,108   $  1,789  $(15,849)
  Adjustments to reconcile
  net income (loss) to net
  cash provided by operating
  activities:
    Depreciation and
    amortization               2,703      4,471     7,425
    Deferred income taxes      2,308    (3,804)     (139)
    Restructuring expenses         -          -     7,664
  Changes in operating assets and liabilities:
  Increase in service
  charge receivable          (2,085)    (1,037)   (2,071)
  (Increase) decrease in
  inventory                 (17,258)   (22,523)    21,495
  (Increase) decrease in
  notes and accounts
  receivable from related
  parties                        (6)         64     (153)
  Increase in prepaid expenses and
     other assets            (2,490)    (1,537)     (473)
  Increase in accounts payable
     and accrued expenses      1,446      2,372     2,243
  Increase in customer layaway
     deposits                    511        267        88
  Increase (decrease) in federal
     income taxes payable          -      3,307   (3,307)
  Increase in deferred tax asset   -          -   (4,532)
  Increase (decrease) in income
     taxes recoverable         (712)        712   (4,236)
                             ----------------------------
    Net cash provided by (used in)
    operating activities     (9,475)    (15,919)    8,155

Investing Activities:
       Pawn loans forfeited and
       transferred to
       inventory              32,852      45,562   52,297
  Pawn loans made          (126,925)   (187,090)(192,239)
  Pawn loans repaid           88,075     132,177  137,937
                            -----------------------------
                             (5,998)     (9,351)  (2,005)
  Additions to property,
  plant and equipment       (10,906)    (15,107) (10,813)
        Issuance of notes
        receivable to related
        parties                    -           -  (3,000)
  Acquisition of businesses (13,168)     (1,455)        -
                            -----------------------------
   Net cash used in investing
    activities              (30,072)    (25,913) (15,818)

Financing Activities:
  Proceeds from bank
  borrowings                 12,894      41,674    15,500
  Payments on bank
  borrowings               (11,546)     (8,263)   (9,518)
  Issuance of common stock   48,539           -         -
  Collections of stockholder
  notes receivable               38          37         7
  Increase in stockholder
  notes receivable                -       (729)         -
  Sale of treasury stock          -           8         -
  Purchase of treasury stock   (13)           -         -
                            -----------------------------
    Net cash provided by
    financing activities     49,912      32,727     5,989

Increase (decrease) in cash
  and equivalents            10,365     (9,105)   (1,674)

Cash and equivalents at
  beginning of period         5,007      15,372     6,267
                            -----------------------------
  Cash and equivalents at
    end of period          $ 15,372   $   6,267  $  4,593
                            =============================
Cash paid during the periods for:
  Interest                 $    500   $   1,226  $  2,974
  Income taxes             $  1,575   $     850  $  4,076

Noncash investing and financing activities:
  Issuance of common stock
    to 401 (k) plan        $     26   $      46  $     71
See notes to consolidated financial statements.

       Consolidated Statements of Stockholders' Equity

                                        Add'l
                          PreferredCommonPaid inRetainedTreasuryDue from
                            Stock  StockCapitalEarningsStockStockholdersTotal
                          --------------------------------------------------
                               (Shares and dollars in thousands)

Balances at September 30, 1992
                           -  - 9,675 $97 $65,578 $3,743 $ -   $(180) $69,238

Issuance of common stock   -  - 2,300  23  48,515      -   -        -  48,538
Purchase of treasury stock                               (43)            (43)
Issuance of common stock to
 401 (k) plan              -  -     2   -      26      -   -        -      26
Reductions on stockholder
 notes                     -  -     -   -       -      -   -       68      68
Net income                 -  -     -   -          6,108   -        -   6,108
                           --------------------------------------------------
Balances at September 30, 1993
                           -  -11,977 120 114,119  9,851 (43)   (112) 123,935

Issuance of common stock to
  401 (k) plan             -  -     4          46                          46
Increase in stockholder's
  notes                    -  -                                 (729)   (729)
Sale of treasury stock     -  -     -           -      -    8       -       8
Reductions on stockholder
  notes                    -  -     -           -      -    -      37      37
Net income                 -  -     -           -  1,789    -       -   1,789
                           --------------------------------------------------
Balances at September 30, 1994
                           -  -11,981 120 114,165 11,640 (35)   (804) 125,086

Issuance of common stock to
  401(k) plan              -  -     6          71      -    -              71
Reductions on stockholder
  notes                    -  -     -           -      -    -    67      67
Net income (loss)          -  -     -           -(15,849)   -     -(15,849)
                           --------------------------------------------------
Balances at September 30, 1995
                           -  -11,987 $120$114,236$(4,209)$(35)$(737)$109,375
                           ==================================================

See notes to consolidated financial statements.


         Notes to Consolidated Financial Statements

Note A - Summary of Accounting Policies

The   following  is  a  summary  of  significant  accounting
policies of the Company.

Consolidation:    The   consolidated  financial   statements
include  the  accounts of the Company and its  wholly  owned
subsidiaries.   All  significant intercompany  accounts  and
transactions have been eliminated in consolidation.

Pawn Loans and Income Recognition: Pawn loans ("loans") are generally made on the pledge of tangible personal property for one month with an automatic sixty-day grace period (the "loan term"). Pawn service charges on loans are recorded based on the interest method. If the loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (principal plus accrued interest) or the fair value of the property.

Cash and Cash Equivalents: For purposes of this statement, the Company considers investments with maturities of ninety days or less when purchased to be cash equivalents.

Inventory: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited loans, merchandise purchased from customers, merchandise acquired from the acquisition of other pawnshops, and new merchandise purchased from vendors. The Company provides an allowance for shrinkage and valuation based on management's evaluation of the age, condition, and salability of the merchandise. The valuation allowance, excluding shrinkage reserves, deducted from the carrying value of inventory amounted to $4,957,448 and $14,043,981 at September 30, 1994 and 1995, respectively.

Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected.

Property and Equipment: Property and equipment are stated at cost. Through September 30, 1994, provisions for depreciation have been computed on a straight-line basis using estimated useful lives of 30 years for buildings and 5 to 15 years for equipment and leasehold improvements. Effective October 1, 1994, the Company revised its estimate of the useful life of its leasehold improvements from 15 years to 10 years. As a result, amortization expense increased by approximately $1,200,000, or $.10, per share. For federal income tax purposes, cost is recovered using accelerated methods.

Intangible Assets: Intangible assets consist primarily of excess purchase price over net assets acquired in acquisitions. Excess cost over fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 20 to 40 years (the expected period of benefit). The carrying value of goodwill is reviewed at the individual store level to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. Accumulated amortization of intangibles was $3,623,081 and $4,115,933 at September 30, 1994 and 1995,
respectively.

Earnings Per Common Share: Earnings per share calculations assume exercise of all outstanding stock options and warrants with appropriate adjustment to weighted average shares outstanding using the treasury stock method of calculation.

Advertising: Advertising costs are expensed as incurred.

Income Taxes: The Company files a consolidated return with its wholly owned subsidiaries. Deferred taxes are recorded based on the liability method and result primarily from differences in the timing of the recognition of certain revenue and expense items for federal income tax purposes and financial reporting purposes.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation, including presenting $6,800,000 scrap sales proceeds in cost of sales rather than revenues.. These classifications had no effect on results of operations or retained earnings as previously reported. For purposes of the statement of cash flows, the Company has reclassified pawn loans forfeited and transferred to inventory from operating activities to investing activities.


Note B - Acquisitions

The Company purchased the assets of 34 and 6 pawnshops during the years ended September 30, 1993 and 1994, respectively. The acquisitions have been accounted for as purchases, and the assets and operations of the acquired stores have been included in the accompanying consolidated financial statements subsequent to the dates of acquisition. The excess of the total acquisition costs over the fair values of net assets acquired for these acquisitions were as follows:

                                    Years Ended September 30,
                                    1993       1994       1995
                                  ----------------------------
                                      (Dollars in thousands)

Acquisition cost                  $13,168    $1,455        $0
Excess over fair value of
  net assets acquired               6,662       202         0

The unaudited pro forma results of the Company and the 1993 acquisitions as if they had occurred at the beginning of
1993 were revenues of $114,500,000, net income of $6,500,000, and net income per share of $.59. Pro forma results have not been presented for 1994 since they would approximate actual results.


Note C - Property and Equipment

Major  classifications  of property and  equipment  were  as follows:
                                       September 30,
                                     1994        1995
                                 -----------------------
                                  (Dollars in thousands)

Land                            $    1,446 $    1,453
Buildings and improvements          22,150     26,868
Furniture and equipment             16,118     18,933
                                 --------------------
  Total                             39,714     47,254

Less - accumulated depreciation    (5,831)   (10,658)
                                 --------------------
                                $   33,883  $  36,596
                                 ====================

Note D - Accounts Payable and Accrued Expenses

Accounts  payable  and  accrued expenses  consisted  of  the following:
                                      September 30,
                                    1994        1995
                                 ----------------------
                                 (Dollars in thousands)

Trade accounts payable             $  742    $ 2,267
Accrued payroll and related
  expenses                          1,183      1,494
Accrued interest payable               38        313
Other accrued expenses              4,377      5,952
                                    ----------------
                                   $6,340    $10,026
                                    ================

Note E - Long-Term Debt

Long-term debt consisted of:
                                      September 30,
                                    1994        1995
                                ----------------------
                                (Dollars in thousands)

Notes payable to individuals, with interest at 10% to
13%, payable in monthy installments of $16,470
including interest, maturing through June 2005 -
certain inventory, land, and buildings pledged as
collateral                       $  988        $  753

Note payable to bank with interest at 9%, payable in
monthly installments of $9,052 including interest,
from June 1, 1993 until May 1, 1996; thereafter, the
terms change annually until maturity in April 2000;
collateralized by certain land and buildings
                                    854           822

Note payable to bank under $1,144,000 line of credit
agreement dated March 1994.  Note was paid in full
December 1994.                      144             -

Note payable to bank under $2 million line of credit
agreement dated December 1991.  Note was paid in full
December 1994.                    1,810             -

Note payable to bank under $50 million line of credit
agreement amended as of August 1995; interest payable
monthly at the bank's Eurodollar rate plus a percentage
ranging from 1.00% to 1.50%, depending on certain financial
covenants; principal due January 1997.
                                 33,250        41,500

Junior subordinated note payable to stockholder of acquired
company, with interest at 10% payable in monthly
installments of $4,206 including interest, maturing in December 1995.
                                     59            12
                                 --------------------
                                 37,105        43,087

  Less current maturities           314           171
                                 --------------------
                                $36,791       $42,916
                                 ====================
The Company has a $50,000,000 secured revolving line of credit with a bank of which $41,500,000 was outstanding as of September 30, 1995. Borrowings under the line accrue interest, payable monthly, at the bank's Eurodollar rate plus a percentage ranging from 1.00% to 1.50%, depending on certain financial covenants. Fees under the line of credit include an annual $25,000 agent fee, a commitment fee equal to .25% of the unused amount of the commitment, and a facility fee equal to .20% of the total commitment. Terms of the loan require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends and the incurrence of additional debt is restricted.

Terms of the Company's other notes may also require, among other things, that the Company meet certain financial covenants.

Interest expense in the consolidated statements of operations is shown net of interest income on investments in the amount of $877,576, $25,500 and $211,821 for the years ended September 30, 1993, 1994, and 1995, respectively.

Aggregate annual principal payment requirements on long-term debt obligations for each of the following five years ending September 30 are as follows: 1996-$171,249; 1997-
$41,678,025; 1998-$170,530; 1999-$167,623; 2000-$691,138.


Note F - Preferred Stock

During 1991, the Company authorized 5,000,000 shares of preferred stock. No shares have yet been issued. The powers, preferences, rights, qualifications, limitations, and restrictions of this stock may be designated by the Board at its discretion.


Note G - Common Stock and Warrants

The capital stock of the Company consists of two classes of common stock designated as Class A and Class B. The rights, preferences, and privileges of the Class A and Class B Common Stock are similar except that each share of Class B Common Stock has one vote and each share of Class A Common Stock has no voting privileges. All Class A Common Stock is publicly held. Holders of Class B Voting Common Stock may, individually or as a class, convert some or all of their shares into Class A Non-voting Common Stock. Class A Common Stock becomes voting common stock upon the conversion of all Class B Common Stock to Class A Common Stock. The Company is required to reserve such number of authorized but unissued shares of Class A Non-voting Common Stock as would be issuable upon conversion of all outstanding shares of Class
B Voting Common Stock.
At September 30, 1995, warrants to purchase 27,655 shares of Class B Voting Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.
The Company has an Incentive Stock Option Plan (the "Plan") under which options to purchase Class A Non-voting Common Stock may be granted to employees. Options granted under the Plan are generally granted at exercise prices equal to the fair market value on the date of grant. In October 1994, the Board of Directors increased the number of shares available under the Plan to 1,800,000 and amended the Plan to provide accelerated vesting upon a change in control of the Company.
As of September 30, 1995, the Company had 1,093,438 options outstanding (options granted less options canceled due to employee termination) at exercise prices ranging from $8.75 to $27.00. Of these options, 176,040 are vested and none have been exercised. A summary of Plan activity for each of the  three fiscal years ended September 30, 1993, 1994,  and
1995 follows:
            Net Options  Option Price   Options     Options
            Granted (1)     Range      Vested(2)   Exercised
            -----------  ------------  ---------   ---------
1993          55,050   $21.75 - $27.00   22,020         -
1994         770,100(3)$13.00 - $14.50  154,020         -
1995         268,288   $ 8.75 - $12.50        -         -
           ---------                    -------      ------
           1,093,438                    176,040           -
           =========                    =======      ======
(1)   Options   granted  less  options  canceled   due   to
      termination of employee.
(2) Options vest over five years, 20% at the end of each year following the date of grant.
(3) Includes 250,000 options granted to the Chief Executive Officer and 125,000 options granted to the Chairman of the Board (see Item 11. "Executive Compensation").

Shares of reserved common stock at September 30, 1995, were as follows:

                                    Class A   Class B
                                 ---------- ---------
Stock option plan                1,800,000         -
Stock warrants                           -    27,665
Profit sharing plan                 50,000         -
Conversion of Class B
  Voting Stock                   5,019,176         -
                                 -------------------
                                 6,869,176    27,665
                                 ===================

Note H - Income Taxes

The income tax provision consisted of:
                              Years Ended September 30,
                            1993       1994        1995
                            ---------------------------
                               (Dollars in thousands)

Current
  Federal                  $   915   $ 5,100   $(3,660)
  State                        (6)         -         -
Deferred                     2,186   (4,035)    (4,478)
                            ---------------------------
                           $ 3,095   $ 1,065   $(8,138)
                            ===========================
A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes were as follows:
                               Years Ended September 30,
                           1993        1994         1995
                           -----------------------------
                               (Dollars in thousands)

Income taxes at the federal
 statutory rate           $3,129      $  971   $  (8,295)
Net effect on state taxes    (4)           -            _
Effect of nondeductible
  amortization of intangible
  assets                      27          27           27
Other                       (57)          67          130
                          -------------------------------
                          $3,095      $1,065   $  (8,138)
                          ===============================
Income before income taxes on the statements of income differs from taxable income due to the following, which are accounted for differently for financial statement purposes than for federal income tax purposes and result in deferred tax expense (benefit):
                             Years Ended September 30,
                           1993        1994           1995
                          --------------------------------
                               (Dollars in thousands)

Inventory basis           $ 2,222   $(4,286)     $    (964)
Provision for store closings
  and related charges           -          -        (3,615)
Other                        (36)        251            101
                           --------------------------------
                          $ 2,186   $(4,035)       $(4,478)
                           ================================

Significant   components  of  the  Company's  deferred   tax
liabilities and assets as of September 30, 1994 and 1995 are as follows:

                                              Amount
                                      (Dollars in thousands)
                                     9/30/94       9/30/95
                                   --------------------------
Deferred tax liabilities:
  Book over tax inventory basis    $1,244         $1,245
  Prepaid expenses                    344            227
                                    --------------------
    Total deferred tax liabilities  1,588          1,472
Deferred tax assets:                --------------------
  Book over tax depreciation        (604)            676
  Inventory reserve                 1,658          2,698
  Amortization of non-competes      (200)          1,417
  Accrued liabilities                 661            922
  Other, net                         (66)            291
                                    --------------------
    Total deferred tax assets       1,449          6,004
      Net   deferred  tax  asset
      (liability)                  $(139)         $4,532
                                    ====================

Note I - Related Party Transactions

Pursuant to the terms of a financial advisory services agreement, an affiliate of the general partner of the majority stockholder provides management consulting and investment banking services to the Company for a specified monthly retainer, which was $25,000 as of September 30, 1994. Effective October 1, 1994, this retainer was increased to $33,333 per month. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, the affiliate earns fees from the Company for other business and financial consulting services. Management fees and expense reimbursements of $352,672, $421,594, and $557,210 were paid to the affiliate in the years ended September 30, 1993, 1994, and 1995, respectively.

The Company purchased an airplane from the former Chairman of the Board for $113,000 in May 1994. At September 30, 1995, the Company's former Chairman of the Board owes the Company $24,432 plus accrued interest of $3,623. This amount may be increased subject to the resolution of a dispute between the Company and the former Chairman of the Board as to the crediting of a past payment on the debt. Interest accrues at an annual rate of ten percent. From July 1994 to August 1994, the Company loaned the President and Chief
Executive Officer $729,113 to purchase 50,000 shares of Class A Non-voting Common Stock. Interest accrues annually at a rate equal to the prime rate plus one half of one percent. Interest is payable annually on December 31 of each year until June 30, 1999. As of September 30, 1995, the amount owed is $729,113 plus accrued interest of $51,194.

In October 1994, the Board of Directors approved agreements which provide incentive compensation to the Chairman and the Chief Executive Officer based on growth in the share price of the Company's publicly traded common stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes (4.15% for 1995). Specified percentages of loan principal will be forgiven each time the closing price of the Company's Class A Common Stock exceeds specified Stock Price Targets for at least ten consecutive trading days. The Stock Price Targets range from $22.50 to $62.50 per share and provide for complete forgiveness of principal if the share price exceeds $32.50 per share within five years or $62.50 per share within ten years. The Program provides that Stock Price Targets will be adjusted proportionately for certain capital transactions and that the death or disability of the executive, or certain changes in control, will result in forgiveness of the then remaining principal and interest. Accrued interest is forgiven based upon continued employment of the executive and the Company is required to reimburse each executive for the income tax consequences of this Program. Through September 30, 1995, no Stock Price Targets have been attained; charges to operations consist of interest forgiveness and related income tax costs and totaled $227,136.
Also see Note J. - Leases.


Note J - Leases

The Company leases various facilities and certain equipment under operating leases. Certain buildings are leased from the former Chairman of the Board of the Company, in the ordinary course of business. Future minimum rentals due under noncancelable leases including stores to be closed are as follows for each of the years ending September 30:

                           Related Parties   Other     Total
                           ---------------------------------
                                (Dollars in thousands)

          1996                $  286     $   9,123 $   9,409
          1997                   282         8,227     8,509
          1998                   219         6,956     7,175
          1999                   139         5,338     5,477
          2000                     -         3,592     3,592
          Thereafter               -         7,150     7,150
                               -----------------------------
                              $  926     $  40,386   $41,312
                               =============================
Rent expense for the years was as follows:

                                     Related Parties   Total
                                     -----------------------
                                      (Dollars in thousands)

          1993                              $  260   $5,037
          1994                                 269    7,352
          1995                                 276    9,603

In connection with the closing of 32 stores in the fourth quarter of 1995, the Company recorded a provision for lease terminations of $1.2 million.


Note K - Employment Agreement

The Company entered into a 20-year employment agreement with the former Chairman of the Board for a minimum base salary of $300,000 per year which was to expire in 2009. The Company has the right to require the former Chairman to pay a specified amount of approximately $2.7 million in liquidated damages to the Company upon certain events by the former Chairman including early termination of employment and breach of the Employment Agreement. The Company terminated this contract on July 28, 1995 and made demand for payment of such amount. The Company and the former Chairman have not reached an agreement on the resolution of this issue. See Item 11. "Employment Agreements" for discussion.


Note L - Profit Sharing Plan

Effective October 1, 1991, the Company's Board of Directors established a 401(k) Plan whereby eligible employees of the Company may contribute a maximum of 20% of their compensation within allowable limits. The Company will match 25% of each employee's contribution, up to 6% of their compensation, in the form of the Company's Class A Non-voting Common Stock. Contribution expense related to the plan for 1993, 1994, and 1995 was approximately $60,000, $71,000 and $66,000, respectively.


Note M - Contingencies

The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse impact on the consolidated financial statements.


Note N - Quarterly Information (Unaudited)

                          Year Ended September 30, 1995
           First Quarter Second Quarter  Third Quarter Fourth Quarter
           ----------------------------------------------------------
              (Dollars in thousands, except per share amounts)

Total revenues
                $48,125       $41,864        $42,285       $43,396
Net income (loss)   841          (19)          (777)      (15,894)
Net income (loss) per share
  Primary  and  fully diluted
             $     0.07    $   (0.00)    $    (0.06)     $  (1.33)

The  Company recorded the following pre-tax charges  in  the quarter  ended  September 30, 1995, which  decreased  income before taxes for the year ended September 30, 1995 by  $25.5 million:

                                                    Amount
                                                  ---------
                                             (Dollars in thousands)

Inventory valuation                              $ 8,740
Scrap jewelry liquidation                          6,633
Provision for store closings                       7,664
Other charges                                      2,469
                                                 -------
                                                 $25,506
                                                 =======
During the fourth quarter ended September 30, 1995, the Company identified and commenced the liquidation of approximately $27 million in jewelry inventory which had accumulated primarily as a result of a $20 million new jewelry program undertaken in prior periods and as a result of past lending practices. The Company sold or scrapped $15.7 million of this jewelry and realized $8.9 million of cash in the fourth quarter. Management anticipates that the $11.3 million of remaining jewelry will be disposed of during the first two quarters of fiscal 1996. Largely as a result of the scrapping activity, the Company increased its valuation reserve by $8.7 million, which includes $6.1 million relating to the remaining $11.3 million of jewelry to be liquidated.
Also during the fourth quarter, management made the decision to close or consolidate 32 of the Company's underperforming stores. This action resulted in a $7.7 million provision which has been included in general and administrative expense. The provision includes $2.3 million for the write-down of various fixed assets to realizable value, $3.9 million for the write-down of various intangible assets, $1.2 million for future rent obligations, and $0.3 million for various other expenses. As of September 30, 1995, the 32 stores identified for closing and consolidation had aggregate pawn loans outstanding of $1.9 million. During Fiscal 1995, these stores incurred an operating loss of $0.4 million on total revenues of $13.4 million.

                       Year Ended September 30, 1994
           First Quarter Second Quarter  Third Quarter Fourth Quarter
           ---------------------------------------------------------
              (Dollars in thousands, except per share amounts)

Total revenues $42,875        $39,718        $37,828       $40,711
Net income (loss)
                 2,404          2,040          2,165       (4,820)
Net income (loss) per share
  Primary and fully diluted
               $  0.20        $  0.17        $  0.18       $(0.40)

The Company recorded the following pre-tax charges in the quarter ended September 30, 1994, which decreased income before taxes for the year ended September 30, 1994 by $9.3 million:
                                                    Amount
                                                    ------
                                            (Dollars in thousands)

Inventory valuation                             $  4,900
Pawn service charge difference                     1,900
Organization changes                               1,300
Pending litigation and wage and hour investigation   800
Other charges                                        400
                                                 -------
                                                $  9,300
                                                 =======
A $4.9 million pre-tax charge was made for inventory valuation, consisting of $2.2 million in markdowns on merchandise sold through a company-wide clearance sale in September 1994 and a $2.7 million increase in the inventory valuation reserve.

Effective  September  30, 1994, the  Company  implemented  a newly-developed computer software program to calculate accrued pawn service charges on a loan-by-loan basis. Previously, this accrual was based on a store-by-store calculation using pawn service charge collections, loan principal payments and other information available to management. The difference in these two methods amounted to a $1.9 million reduction in accrued pawn service charges. While it is impracticable to assign this amount to specific prior periods, through the use of assumptions concerning loan yield, management believes the $1.4 million of the difference is attributable to fiscal 1994 consisting of $0.4 million, $0.3 million and $0.7 million in the first, second and third fiscal quarters, respectively.

Senior management changes and additions made in 1994 resulted in a pre-tax charge of $1.3 million, consisting primarily of recruiting, relocation, and severance expenses. The Company also charged $0.8 million for pending litigation and a wage and hour investigation and wrote-off $0.2 million of previously capitalized software development and computer installation costs.

REGISTRANT IS FILING THIS AMENDED SCHEDULE VIII TO BREAK OUT
THE NET CHANGE IN THE ALLOWANCE FOR VALUATION OF INVENTORY
INTO ADDITIONS CHARGED TO EXPENSE AND DEDUCTIONS.

                EZCORP, INC. AND SUBSIDIARIES

    Schedule VIII - Allowance for Valuation of Inventory
                   (Dollars in thousands)




                         Balance at           Additions          Balance at
                         Beginning Charged to Charged to             End of
Description              of Period  Expense  Other Accts. Deductions Period
                         ---------  -------  ------------ ---------- ------

Allowance for valuation of inventory:

  Year ended September 30, 1993
                          $1,245     $  807          -      $ 797   $1,255
                           -----      -----      -----       ----    -----
  Year ended September 30, 1994
                          $1,255     $4,513          -      $ 811   $4,957
                           -----      -----      -----       ----    -----
  Year ended September 30, 1995
                          $4,957    $12,356          -     $3,264  $14,044
                           -----     ------      -----      -----   ------

     The Company does not determine its inventory valuation allowance by specific inventory items; therefore, the amount charged to expense and the deductions are based on estimates of the beginning inventory sold during the period and the portion of the beginning inventory valuation allowance attributable to the items sold.


                         Exhibit 23.1

                CONSENT OF ERNST & YOUNG LLP



We consent to the use of our report dated December 5, 1995 included in the Annual Report on Form 10-K of EZCORP, Inc.
for the year ended September 30, 1995, with respect to the consolidated financial statements and schedule, as amended, included in this Form 10-K/A.



                              ERNST & YOUNG LLP


Austin, Texas
August 21, 1996




                          SIGNATURE
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EZCORP, INC.
                                        (Registrant)




Date:   August 21, 1996       By:   /s/ DAN N. TONISSEN
                                         (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer