Form 10-K
period 1996-09-30
EZCORP INC
filed 1996-12-24
CIK 876523

59


             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-K

(Mark One)
          [x]
          ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996
                             OR

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

      As of December 2, 1996, 9,959,536 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 2,036,296 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                YEAR ENDED SEPTEMBER 30, 1996
                     INDEX TO FORM 10-K

Item                                               Page
 No.                                               No.
-----                                             -----
                        INTRODUCTION

                           PART I.


1.   Business                                         2
2.   Property                                        13
3.   Legal Proceedings                               14
4.   Submission of Matters to a Vote
       of Security Holders                           15


                          PART II.

5.   Market for Registrant's Common Equity
       and Related Stockholder Matters               16
6.   Selected Financial Data                         16
7.   Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations                                 18
8.   Financial Statements and Supplementary Data     23
9.   Changes in and Disagreements with
       Accountants on Accounting and Financial
       Disclosure                                    38


                          PART III.

10.  Directors and Executive Officers
       of the Registrant                             38
11.  Executive Compensation                          39
12.  Security Ownership of Certain
       Beneficial Owners and Management              44
13.  Certain Relationships and Related Party
       Transactions                                  46


                          PART IV.

14.  Financial Statement Schedules, Exhibits,
        and Reports on Forms 8-K                     47


                         SIGNATURES


                           PART I
Item 1. Business

     EZCORP, Inc. (the "Company") is a Delaware corporation; its principal executive offices are located at 1901 Capital Parkway, Austin, Texas 78746, and its telephone number is
(512) 314-3400. As used herein, the Company includes the subsidiaries listed in Exhibit 22.1.

      The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

General
      The Company is engaged in establishing, acquiring, and operating pawnshops which function as convenient sources of consumer credit and as value-oriented specialty retailers of primarily previously owned merchandise. Through its lending function, the Company makes relatively small, non-recourse loans secured by pledges of tangible personal property. The Company contracts for a pawn service charge to compensate it for each pawn loan. Pawn service charges, which generally range from 12% to 300% per annum, are calculated based on the dollar amount and duration of the loan and accounted for approximately 40% of the Company's revenues for the year ended September 30, 1996 ("Fiscal 1996"). In Fiscal 1996, approximately 78% of the loans made by the Company were redeemed in full along with the payment of the pawn service charge or were renewed or extended through the payment of the pawn service charge. In most states in which the Company operates, collateral is held one month with a sixty-day extension period after which such collateral is forfeited for resale.

      As of December 2, 1996, the Company operated 248 locations: 149 in Texas, 24 in Colorado, 23 in Indiana, 14 in Alabama, 11 in Georgia, 9 in Oklahoma, 8 in Tennessee, 3 in Mississippi, 3 in Louisiana, 2 in North Carolina, 1 in Arkansas, and 1 in Florida. The Company intends to expand, at a modest rate, through the establishment or acquisition of stores primarily in existing markets to form efficient regional clusters. The Company intends to expand in states with regulatory, competitive, and demographic characteristics conducive to successful pawnshop operation.

      The pawnshop industry in the United States is a large,
highly   fragmented,  and  growing  industry.  The  industry
consists  of  over  10,000  pawnshops  owned  primarily   by
independent operators who own one to three locations.

Lending Activities
      The Company is engaged in the business of making pawn loans, which typically are relatively small, non-recourse loans secured by pledges of tangible personal property. As of September 30, 1996, the Company had approximately 520,000 loans outstanding, representing an aggregate principal balance of $34.6 million. The Company contracts for a pawn service charge to compensate it for a pawn loan. A majority of the Company's outstanding pawn loans are in an amount that permits loan service charges of 20% per month or 240% per annum. For Fiscal 1996, pawn service charges accounted for approximately 40% of the Company's total revenues.

      Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, firearms, and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. The amount that the Company is willing to lend generally ranges from 20% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral are numerous and include catalogues, blue books, newspaper advertisements, and previous sales of similar merchandise.

      The pledged property is held through the term of the loan, which in Texas is one month with an automatic 60-day grace period, unless repaid or renewed earlier. The Company seeks to maintain a redemption rate of between 70% and 80%, and in each of the Company's last three fiscal periods, it achieved this targeted redemption rate. The redemption rate is maintained through loan policy and proper implementation of such policy at the store level. If a borrower does not repay, extend or renew a loan, the collateral is forfeited to the Company and then becomes inventory available for sale in the Company's pawnshops. The Company does not record loan losses or charge-offs because the principal amount of an unpaid loan and any accrued pawn service charges become the carrying cost of the forfeited collateral, which is recorded as the Company's inventory. The Company evaluates the salability of inventory and provides an allowance for valuation of inventory, based on the type of merchandise, recent sales trends and margins, and the age of merchandise.

      The table below shows the dollar amount of loans made, loans acquired, loans repaid, and loans forfeited for the Company for the fiscal years ended September 30, 1994, 1995, and 1996:

                             Fiscal Years Ended September 30,
                                1994       1995      1996
                             -------------------------------
                                  (dollars in millions)

     Loans   made             $187.1    $192.2     $151.4
     Loans acquired              0.5        -          -
     Loans   repaid           (132.2)   (137.9)    (105.7)
     Loans   forfeited         (45.6)    (52.3)     (50.8)
                              ------    ------     ------
     Net increase (decrease) in pawn
     loans outstanding at
     the  end  of the year    $  9.8   $  2.0      $(5.1)
                              ======   ======      ======
      The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and resale of the property for an amount less than the carrying cost of the property. Jewelry, which constitutes approximately 60% of the principal amount of items pledged, can be evaluated primarily based on weight, carat content, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, firearms, and musical instruments.

      At the time a pawn transaction is entered into, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification number from his driver's license, military identification or other official number, the date of the loan, an identification and description of the pledged goods, including applicable serial numbers, the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

      Of  the  Company's 248 locations in  operation  as  of
December 2, 1996, 149 were stores located in Texas. Accordingly, Texas pawnshop laws have the greatest application to the Company's operations. In Texas, pawnshop operations are regulated by the State of Texas Office of Consumer Credit Commissioner in accordance with Chapter 51 of the Texas Credit Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act"). See "Regulation."

       The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with Texas law under the Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. The maximum allowable pawn service charges under the Pawnshop Act for the various stratified loan amounts for the year beginning July 1, 1995, and ending June 30, 1996, and for the year beginning July 1, 1996, and ending June 30, 1997, are as follows:

    Schedule of Applicable Loan Service Charges for Texas

    Year Ending June 30, 1996     Year Ending June 30, 1997
           Maximum  Allowable             Maximum Allowable
                       Annual                        Annual
Amount Financed     Percentage Amount Financed    Percentage
 Per Pawn Loan          Rate    Per Pawn Loan         Rate
-----------------   ---------- ---------------    ----------
       $1 to $129    240%           $1 to $132      240%
     $130 to $430    180%      $132.01 to $440      180%
   $431 to $1,290     30%    $440.01 to $1,320       30%
$1,291 to $10,750     12% $1,320.01 to $11,000       12%

      Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 1995 through June 30, 1996, the loan ceiling was $10,750. For the period July 1, 1996 through June 30, 1997, the loan ceiling is $11,000. The Company's average loan amount for Fiscal 1996 was approximately $67.

Retail Activities
      Jewelry sales represent 50% to 80% of the Company's merchandise sales with the remaining sales consisting primarily of consumer electronics, tools, firearms, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. The Company obtains its inventory primarily from unredeemed collateral, and to a lesser extent, from purchases from the general public and from wholesale sources. For Fiscal 1996, purchases from the general public and from wholesale sources constituted approximately 7% of the dollar value of inflows to inventory. During Fiscal 1996, $78 million of merchandise was added to inventory through forfeited collateral. Of such amount, approximately $51 million was from the principal amount of unredeemed pawn loans, and $27 million was from accrued service charges. For Fiscal 1996, retail activities accounted for approximately 60% of the Company's total revenues, but only 17% of the Company's net revenue, after deducting cost of goods sold on merchandise sales.

      The Company utilizes market pricing and customer purchasing decision studies to better define its retail customer and that customer's buying habits. These studies are facilitated by the Company's management information systems which record all of the Company's retail and inventory transactions. Regional merchandising managers transfer inventory based on, among other things, margin and inventory turnover within their region and between regions. During Fiscal 1996, the Company continued to upgrade merchandise presentation through 10 store remodels and relocations which improved category merchandise displays and utilized better retail signage.

      The Company does not give prospective buyers any warranties on most merchandise sold through its retail operations, except for certain purchases of new, wholesale-purchased merchandise, which may have a limited manufacturer's warranty. Prospective buyers may purchase an item on layaway through the Company's "EZ Layaway" program. Through EZ Layaway, a prospective purchaser will typically put down a minimum of 20% of an item's purchase price as a customer layaway deposit. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full. As of September 30, 1996, the Company had $2 million in customer layaway deposits and related payments.

      The Company's overall inventory is stated at the lower of cost or market. The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company has continued to refine the method of estimating these reserves through further study and analysis of sales trends, inventory aging, shrinkage, and losses on aged inventory. Valuation allowances, including shrinkage reserves, amounted to $7.9 million as of September 30, 1996. At September 30, 1996, total inventory on hand was $35.8 million, after deducting an allowance for shrinkage and valuation of inventory.

Seasonality
      Historically, pawn service charge revenues are highest in the Company's fiscal fourth quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the Company's fiscal first quarter (October, November and December) due to the holiday season.

Operations

General
       The typical Company location is a free-standing building or part of a retail strip center. Nearly all of the Company's pawnshop locations have contiguous parking facilities. Store interiors are designed to resemble small discount operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical store has approximately 2,000 square feet of retail space and approximately 4,000 square feet dedicated to lending activities (principally collateral storage). The Company maintains property and general liability insurance for each of its pawnshops. The Company's stores are open six or seven days a week, depending on location.

Store Management
      A typical Company store employs five to six people consisting of a manager, an assistant manager, and three to four sales and lending representatives. Store managers are specifically responsible for ensuring that their store is run in accordance with the Company's established policies and procedures, and for operating their store according to performance parameters consistent with the Company's store operating guidelines. Each manager reports to one of approximately 27 area managers who are responsible for the stores within a specific operating region. Area managers are responsible for the performance of all stores within their area and report to one of four regional directors. The regional directors report to the President of the Company.

Management Information Systems and Controls
      The Company has a management information system that automates the recording of all store-level transactions. Financial summary data from all stores is retrieved and processed at the corporate office each day and is available for management review by early morning for the preceding day's transactions. This information is available to field management via the Company's internal electronic mail network. The Company's communications network provides access to each store from the corporate offices. During Fiscal 1996, this network was upgraded to provide increased server capacity for daily processing of store-level information and to accommodate the Company's growth.

       During Fiscal 1994, the Company completed the development and initiated the roll-out of a new point-of-sale (POS) system based on personal computing technology and a UNIX operating system (UNIX is a registered trademark of UNIX Systems Laboratories). All new stores are being equipped with this system and the upgrade of existing stores is 75% complete. This new system provides the Company with a migration path for its POS software from a proprietary environment to an industry standard hardware platform. This new platform provides greater computing power, larger disk capacity and the ability to run industry standard third-party software in addition to the Company's software. On an ongoing basis, the Company reviews and modifies its information systems to meet the needs of the business.

       The Company has an internal audit staff of approximately 15 employees to ensure that the Company's policies and procedures are consistently followed. In addition, the audit department carefully monitors, among other things, the Company's perpetual inventory system, lending practices and regulatory compliance.

Personnel
       As of September 30, 1996, the Company employed approximately 1,400 persons, including approximately 200 management and administrative personnel. The Company believes that its profitability is dependent upon its employees' ability to make loans that achieve optimum redemption rates, to sell retail merchandise effectively, and to provide prompt and courteous customer service. The Company seeks to hire people who will become long-term,
career   employees.  To  achieve  the  Company's  long-range
personnel   goals,  the  Company  strives  to  develop   its
employees through a combination of classroom training and supervised on-the-job loan and sales training for new employees.

       Assistant managers receive additional training, primarily on-the-job, focusing on product knowledge and inventory management. Managers attend on-going management skills and operations performance training. Regional directors and area managers receive leadership training in utilizing their human resources to increase each store's profitability. The Company's management believes that its managers, at all levels, are the principal trainers in the organization.

     The Company anticipates that the store managers for new stores will be promoted primarily from the ranks of existing store employees and has created a process for forecasting future needs and identifying potential internal candidates for position openings. The Company's career development plan not only develops and advances employees within the Company, but also provides training for the efficient integration of experienced retail managers and pawnbrokers from outside the Company.

      In Texas, each pawnshop employee is required to be licensed in order to make loans or sell merchandise and is required to file for that license within 30 days of the date of hire. The licensing fee is $65.00 and encompasses a review of the individual's personal background. Licenses are renewed annually at a fee of $10.00; renewals also entail a review of each individual's personal background.

Trade Name
      The Company historically operated its pawnshops under the "U-Pawn-It" and "EZ Pawn" names. In 1991, the Company began converting stores to the "EZ Pawn" name. The Company now operates virtually all of its pawnshops under the name "EZ Pawn." The Company has registered the mark "E-Z Pawn" with the United States Patent and Trademark Office.

Growth and Expansion
      During Fiscal 1996, the Company established 11 stores. The Company plans to continue its expansion, at a modest rate, in existing markets and to enter new markets in other states which have regulatory, demographic, and competitive characteristics that are conducive to successful pawnshop operations. The Company seeks to establish clusters of stores in specific geographic regions depending upon individual market demographics. In this manner, the Company expects to achieve certain economies of scale relative to its advertising, name recognition, and managerial and administrative costs.

      The 18 most recently established stores with twelve full months of operating data, opened by the Company through September 30, 1996, required an average gross investment (including inventory, pawn loans and property, plant and equipment) of approximately $400,000 per pawnshop during the first twelve months of operation.

     The Company's expansion program is dependent on several variables, such as the availability of acceptable sites or acquisition candidates and qualified personnel. The Company's ability to add newly established stores in Texas counties having a population of 250,000 or more has been adversely affected by Texas law which became effective September 1, 1991, which requires a finding of public need and probable profitability by the Texas Consumer Credit Commissioner as a condition to the issuance of any new pawnshop license in such counties. Since September 1, 1991, the Company has opened or acquired 42 locations in Texas counties having a population of less than 250,000. See "Regulation."


Competition
      The Company encounters significant competition in connection with the operation of its business. These competitive conditions may adversely affect the Company's revenues, profitability, and its ability to expand. In connection with the lending of money, the Company competes primarily with other pawnshops. The majority of the Company's competitors are independently owned pawnshops. The Company is the second largest publicly held chain of pawnshops in the United States. The Company believes that the primary elements of competition in the pawnshop business are store location and design, the ability to loan competitive amounts on items pawned, management of store-level employees, and the quality of customer service. In addition, as the pawnshop industry consolidates, the Company believes that the ability to compete effectively will be based increasingly on strong general management, regional market focus, automated management information systems, and access to capital. Some of the Company's competitors may have greater financial resources than the Company.

      To a certain extent, the Company also competes with other types of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as secured basis. Other lenders may and do lend money on an unsecured basis, at interest rates which are lower than the service charges of the Company, and on other terms more favorable than those offered by the Company.

      The Company's competitors, in connection with the sale of merchandise, include numerous retail and wholesale stores, including jewelry stores, gun stores, discount retail stores, consumer electronics stores, other pawnshops, and other retailers of previously owned merchandise. Competitive factors in the Company's retail operations include the ability to provide the customer a variety of merchandise at an exceptional value. On a retail level, the Company competes with numerous other retailers who have significantly greater financial resources than the Company.

Regulation

Pawnshop Operations
      The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Of the Company's 248 locations as of December 2, 1996, 149 were in Texas. Accordingly, Texas pawnshop laws have the greatest application to the Company's operations. The laws of Colorado, Indiana, Alabama, Georgia, Oklahoma, Tennessee, Mississippi, Louisiana, North Carolina, Arkansas, and Florida also have application to the Company's pawnshop operations in those states. At December 2, 1996, the Company's pawnshops were located as follows: 149 in Texas, 24 in Colorado, 23 in Indiana, 14 in Alabama, 11 in Georgia, 9 in Oklahoma, 8 in Tennessee, 3 in Mississippi, 3 in
Louisiana, 2 in North Carolina, 1 in Arkansas, and 1 in Florida. In the states in which the Company operates other than Texas, Oklahoma, and Alabama, pawnshops are subject to local regulation at the municipal and county level, which regulation may affect the ability of the Company to expand its operations in those states.

Texas Pawnshop Regulations
      In Texas, pawnshops are governed by the Texas Pawnshop Act and the Rules of Operation promulgated thereunder, and are subject to licensing by and supervision of the State of Texas Office of Consumer Credit Commissioner. In addition, pawnshops and pawnshop employees in Texas are required to be licensed by the Texas Consumer Credit Commissioner. Furthermore, the Company is required to supply the Texas Consumer Credit Commissioner with copies of information filed with the Securities and Exchange Commission.

       The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with the Texas Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. Under Texas law, there is a ceiling on the maximum allowable pawn loan. From July 1, 1995 to June 30, 1996, the loan ceiling was $10,750. For the period July 1, 1996 through June 30, 1997, the loan ceiling is $11,000. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for July 1, 1995 to June 30, 1997 is presented in "Lending Activities."

      To be eligible for a license to operate a pawnshop in Texas, an applicant must: (i) be of good moral character, which in the case of a business entity applies to each officer, director, and holder of five percent or more of the entity's outstanding shares; (ii) have net unencumbered assets (as defined in the Texas Pawnshop Act) of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operation; and (iv) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act. Current applications to the Texas Consumer Credit Commissioner inquire, among other things, into the applicant's credit history and criminal record.

      In addition, the Texas Pawnshop Act requires the Texas Consumer Credit Commissioner to make a determination of public need and probable profitability, in counties with a population of 250,000 or more, for a new pawnshop license, or for a relocation of a pawnshop more than one mile away from the existing address. The determination of public need and probable profitability may be made administratively by the Commissioner; however, if a public hearing is requested by the Commissioner or by any pawnshop licensee that would be affected by the granting of the proposed application, the determination of public need and probable profitability must be made in a public hearing with notice and opportunity for all affected parties to participate. For a new license application in any Texas county, the Commissioner provides notice of the application, and the opportunity for a public hearing, to the other licensed pawnshops in the county in which the applicant proposes to operate. The timeframe for the license application approval process has remained unchanged for applications in counties of less than 250,000 population, with the Commissioner generally required by law to process an application within 60 days of its receipt. In counties having a population of 250,000 or more, a similar timeframe for the license application approval process exists where no public hearing has been held, however, the public hearing process can increase the timeframe substantially or result in no application approval at all. The Company's ability to add newly established stores in Texas counties having a population of 250,000 or more has been adversely affected by the referenced provisions of the Texas Pawnshop Act.

      The Texas Consumer Credit Commission may, after notice and hearing, suspend or revoke any license for a Texas pawnshop upon finding, among other things, that: (i) any fees or charges have not been paid; (ii) the licensee has violated (whether knowingly or unknowingly without due care) any provisions of the Texas Pawnshop Act or any regulation or order thereunder; or (iii) any fact or condition exists which, if it had existed at the time the original application was filed for a license, would have justified the Commissioner in refusing such license.

       The Texas Consumer Credit Commissioner has also promulgated Rules of Operation which regulate the day-to-day management of the Company's pawnshops. Under the Pawnshop Act and the Rules of Operation, a pawnbroker may not: accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the borrower; accept any waiver of any right or protection accorded to a pledgor under the Texas Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than one month; display for sale in storefront windows or sidewalk display cases: pistols, swords, canes, blackjacks and similar weapons; or purchase used or second hand personal property unless a record is established containing the name, address, and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property.

      The Rules of Operation were amended effective October 1, 1994 to further provide that a pawnbroker must maintain additional records relating to extensions of loans, records of payments, written receipts, titled goods, lost or damaged goods, and records of requests by crime victims for assistance in determining whether stolen property might have been pledged to the pawnbroker. In addition, the amended rules require the filing with the Commissioner of a description of systems and programs utilized in a pawnbroker's electronic data processing system; the utilization of approved safes for jewelry pledges; the maintenance of general liability insurance of not less than $500,000 per occurrence; and the maintenance of fire insurance or other credible evidence of financial resources of not less than two times the amount financed plus the finance charge on open jewelry loans and not less than one and one-half times the amount financed plus the finance charge on all other loans. The Company does not believe that compliance with the amended rules has materially impacted the Company's operations. There can be no assurance, however, that these amended rules will not have a material adverse effect on the Company.

Colorado Pawnshop Regulations
      Colorado law provides for the licensing and bonding of pawnbrokers in that state. It also requires that pawn transactions be reported to local authorities and that certain bookkeeping records be maintained. Under Colorado law, the maximum allowable pawn service charge is 240% annually for pawn loans up to $50, and 120% annually for pawn loans in excess of $50.

Indiana Pawnshop Regulation
      The Company's Indiana operations are regulated by the Department of Financial Institutions. The Department requires all persons or entities to obtain a license to act as a pawnbroker. The Indiana Pawnbroker's Act provides for the Department of Financial Institutions to investigate the general fitness of the applicant, to determine whether the convenience and needs of the public will be served by granting an applicant a license, and generally to regulate pawnshops in the state.

      The Department of Financial Institutions has broad investigatory and enforcement authority under the statute. The Department may grant, revoke, and suspend licenses. For compliance purposes, pawnshops are required to keep such books, accounts, and records as will enable the Department to determine if the pawnshop is complying with the statute. Each pawnshop is required to give authorized agents of the Department of Financial Institutions free access to its books and accounts for these purposes. The Indiana statute provides for the following annual rates of interest plus pawn service charges: 276% annually on transactions of $300 or less; 261% annually on transactions greater than $300, but not exceeding $1,000; and 255% annually on transactions greater than $1,000.

Alabama Pawnshop Regulations
      The Alabama Pawnshop Act regulates the licensing and operation of pawnshops in that state. The general fitness of pawnshop applicants is investigated by the Supervisor of the Bureau of Loans of the State Department of Banking. The
Supervisor also issues pawnshop licenses. The Alabama Pawnshop Act requires that certain bookkeeping records be maintained and made available to the Supervisor and to local law enforcement authorities. The Alabama Pawnshop Act establishes a maximum allowable pawn service charge of 300% annually.

Georgia Pawnshop Regulations
      Georgia state law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in their permanent records, and allows duly authorized officers to inspect such records. Under applicable Georgia statutes, municipal authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and the pawnshop customers.

      Georgia law establishes a maximum allowable rate of interest and service charge of 25% of the principal amount of a pawn transaction for each thirty days. This annual rate is in effect for the first 90 days of any pawn transaction or extension or continuation thereof. The maximum allowable charge for interest and service charges is reduced to 12.5% for each thirty-day period thereafter. Georgia law requires a grace period after default on a pawn transaction. During the grace period, the pawnbroker may not sell the pledged item. The grace period is 30 days for motor vehicles and 10 days for all other pawn collateral.

Oklahoma Pawnshop Regulations
      The Company's Oklahoma operations are subject to the Oklahoma Pawnshop Act. Following substantially the same statutory scheme as the Texas Pawnshop Act, the Oklahoma Pawnshop Act provides for, among other matters, the licensing and bonding of pawnbrokers in Oklahoma and provides for the Oklahoma Administrator of Consumer Credit to investigate the general fitness of the applicant and generally regulate pawnshops in that state. The Administrator has broad rule-making authority with respect to Oklahoma pawnshops.

      In general, the Oklahoma Pawnshop Act prescribes stratified loan amounts and maximum rates of service charges which pawnbrokers in Oklahoma may charge for lending money in Oklahoma within each stratified range of loan amounts. The regulations provide for a graduated rate structure, similar to the graduated rate structure utilized in federal income tax computations. Under this method of calculation, a $500 loan, for example, earns interest as follows: (1) first $150 at 240% annually, (2) next $100 at 180% annually, and
(3) the remaining $250 at 120% annually. The maximum allowable pawn service charges for the various stratified loan amounts under the Oklahoma statute are as follows:

                                    Maximum Allowable
         Amount Financed            Annual Percentage
          Per Pawn Loan                   Rate
         ---------------            -----------------
          $1 to $150                      240%
          $151 to $250                    180%
          $251 to $500                    120%
          $501 to $1,000                   60%
          $1,001 to $25,000                36%

The amount financed in Oklahoma may not exceed $25,000 per pawn transaction. In addition, the Oklahoma Pawnshop Act requires each applicant to (1) be of good moral character;
(2) have net assets of at least $25,000; and (3) show that the pawnshop will be operated lawfully and fairly within the purpose of the Oklahoma Pawnshop Act.

Tennessee Pawnshop Regulations
     In 1995, Tennessee passed an Act that amended Tennessee Code, Title 45, relating to pawnbrokers. This Amendment provides that pawnbrokers may charge interest of 2% a month, plus service charge of 20% or one-fifth of the amount of the loan for investigating the title, storing and insuring the pledged goods, closing the loan, and for other expenses and losses associated with the loan.

      Tennessee law also provides for the licensing of pawnbrokers in that state. It further requires (1) that pawn transactions be reported to local law enforcement agencies,
(2) requires pawnbrokers to maintain insurance coverage on the property held on pledge for the benefit of the pledgor,
(3) establishes certain hours during which pawnshops may be opened for business, and (4) requires certain bookkeeping records be maintained. Tennessee law prohibits pawnbrokers from selling, redeeming, or disposing of any goods pledged or pawned to or with them within 15 days after making their report to local law enforcement agencies.

Mississippi Pawnshop Regulations
     The Company's Mississippi operations are subject to the Mississippi Pawnshop Act. The Mississippi Pawnshop Act
provides for regulation to be administered by the Commissioner of Banking. Municipalities in the state may enact ordinances which are in compliance with, but not more restrictive than those in the Mississippi Pawnshop Act.

      The Mississippi Pawnshop Act provides for, among other matters, the licensing of pawnbrokers. The Act also provides for the Commissioner of Banking to investigate the general fitness of the applicant and generally to regulate pawnshops in the state. The Commissioner has broad rule-making authority with respect to Mississippi pawnshops. The Mississippi Pawnshop Act establishes a maximum allowable pawn service charge of 300% annually.

Louisiana Pawnshop Regulations
      The Company's Louisiana operations are governed by the Louisiana Pawnshop Act. The statute gives regulatory and enforcement powers to the Commissioner of the Office of Financial Institutions within the Department of Economic Development. This statute provides for, among other things, the licensing and bonding of all pawnbrokers in Louisiana.

      Under Louisiana law, the maximum allowable interest charge is 120% annually. In addition, pawnshops may collect a 10% service charge for the first month of a pawn transaction. Louisiana law requires that a pawnbroker hold jewelry that is pledged as collateral until the lapse of six months prior to resale from the time the loan was entered or extended. The law requires a three-month lapse on other items.

North Carolina Pawnshop Regulations
      In North Carolina, a pawnbroker must obtain a license by showing sufficient net assets and moral character to demonstrate that it will not operate to the detriment of the public. The applicable interest and service charges are 2% per month interest, and a monthly fee not to exceed 20% for the following: (1) title investigation, (2) handling, appraisal and storage, (3) insuring a security, (4) application fee, (5) making daily reports to law enforcement or other services. The total monthly fees may not exceed $100 in the first month, $75 in the second month, $75 in the third month, $50 in the fourth month and for any subsequent months. Pawn loans in North Carolina are to have a 30 day loan term, with a 60 day grace period, after which time the collateral is subject to resale by the pawnbroker.

Arkansas Pawnshop Regulations
      Arkansas law does not provide for the licensing of pawnbrokers or pawnshops in that state. By statute, pawnbrokers must maintain certain records of each pawn transaction and make those records available to local law enforcement agencies. Arkansas law establishes a maximum allowable interest rate of 17% annually; however, a pawnshop operator may charge reasonable fees for investigating title, storage, and other services.

Florida Pawnshop Regulations
       The applicable Florida statute provides for registrations of pawnbrokers with the Florida Department of Revenue. That agency has broad power to adopt rules and regulations to effect the purposes of the statute, and to impose fines for violation of the statute's registration requirements. The law requires that the pawnbroker maintain detailed records of all secondhand goods transactions, and to deliver such records to the appropriate local law enforcement agencies. The relevant statute does not establish a maximum allowable rate of interest or service charges.

     The Company's Florida transactions take the form of buy-sell agreements. The property placed with a pawnbroker is subject to sale or disposal when the seller has not repurchased the property from the pawnbroker and there has been no payment on account made for a period of sixty days after the sale. The applicable Florida statute provides for registrations of pawnbrokers with the Florida Department of Revenue. That agency has broad power to adopt rules and regulations to effectuate the purposes of the statute, and to impose fines for violation of the statute's registration requirements. The law requires that the pawnbroker maintain detailed records of all secondhand goods transactions, and
deliver   such   records  to  the  appropriate   local   law
enforcement  agencies.   The  relevant  statute   does   not
establish a maximum allowable rate of interest or service charges.

     As of October 1, 1996, pawn transactions are subject to a new set of Florida regulations codified in Chapter 539 of the Florida Statutes. Under the new regulations, licensing of pawnshops and regulatory enforcement of such shops is performed by the Division of Consumer Services of the Department of Agriculture and Consumer Services. Such regulations require, among other things, that the pawnshop fill out a Pawnbroker Transaction Form showing the customer name, type of item pawned, and disclosing the amount of the pawn loan and the applicable finance charges. A copy of each form must be delivered to local law enforcement officials at the end of each business day.

      Starting October 1, 1996, pawn loans in Florida will have a 30 day maturity date. If the customer does not redeem the loan within 30 days following the maturity date (or the next business day, whichever is later), all right, title, and interest to the property vests in the pawnbroker. The pawnbroker is entitled to charge two percent of the amount financed for each thirty days as interest, and an additional amount as pawn service charges, provided the total amount of such charge, inclusive of interest, does not exceed 25% of the amount financed for each 30 day period in a pawn transaction. The pawnbroker may charge a minimum pawn service charge of $5.00 for each 30 day period. Pawns may be extended by agreement, with the charge applicable being one-thirtieth of the original total pawn service charge for each day by which the loan is extended. For loans redeemed greater than 60 days after the date made, pawn service charges continue to accrue at the daily rate of one-thirtieth of the original total pawn service charge.

Local Regulations
      At  the  local  level, each pawnshop,  voluntarily  or
pursuant   to  municipal  ordinance,  provides   copies   of
transactions involving pawn loans and over-the-counter purchases to the local police department. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved, including serial numbers, if any, and the names and addresses of the owners obtained from valid identification cards.

      A copy of each transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. While a risk exists that pledged or purchased merchandise may be subject to claims of rightful owners, historically, the Company has experienced such claims with respect to less than 0.5% of pawn loans made.

     There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended which would materially, adversely impact the Company's operations and financial condition.

Firearms Regulations
     With respect to gun and ammunition sales, each pawnshop must comply with the regulations promulgated by the Federal Bureau of Alcohol, Tobacco and Firearms (BATF) which require each pawnshop dealing in guns to maintain a permanent written record of all transactions involving the receipt or disposition of guns.

      The BATF promulgated rules under the Brady Handgun Violence Prevention Act on February 28, 1994. The rules basically require that all licensees, in either selling inventoried or redeeming pawned firearms to those other than the original pledgor, have the buyer complete appropriate forms and wait the requisite five-day period prior to completing the sale and delivering the firearm.

      The Company complies with the Brady Handgun Violence Prevention Act (the "Brady Act"), and rules the United States Department of Treasury promulgated relating thereto. The Company does not believe that compliance with the Brady Act and the new rules promulgated thereunder have materially affected the Company's operations. There can be no assurance, however, that compliance with the Brady Act will not adversely affect the Company's operations.

      On September 13, 1994, the Violent Crime Control and Law Enforcement Act of 1994 became effective upon signature of the President. Among other provisions, the Act exempts pawnbrokers from the provision of the Brady Act with respect to the return of firearms to the person who originally pawned them.

Item 2. Property

      As of December 2, 1996, the Company owned the real estate and buildings for 23 of its pawnshops and leased 225 of its operating pawnshop locations. Leased facilities are generally leased for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between February 28, 1997 and February 28, 2008. All leases provide for specified periodic rental payments. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. Of the Company's leased pawnshop locations, five are leased from affiliated entities in the ordinary course of business. All of such leases provide for market rental rates. The Company's strategy is generally to lease, rather than acquire, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities owned and leased by it as pawnshop locations are suitable for such purpose.

      The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of retail locations serving each such market as of December 2, 1996:

                                    Number of
                                 Locations in
               Area/Region          Each Area
               --------------    ------------
               Texas:
                    Houston                58
                    San Antonio            17
                    South Texas            16
                    North and West Texas   13
                    Dallas                 12
                    Central Texas          11
                    Austin Area            10
                    Laredo Area             7
                    Corpus Christi          5
                                          ---
                       Total Texas        149

               Colorado:
                    Denver Area            16
                    Colorado Springs Area   6
                    Pueblo                  2
                                          ---
                       Total Colorado      24

               Indiana:
                    Indianapolis Area      12
                    Other Areas            11
                                          ---
                       Total Indiana       23

               Alabama:
                    Birmingham Area         7
                    Montgomery              4
                    Mobile                  2
                    Other Areas             1
                                          ---
                       Total Alabama       14

               Georgia:
                    Atlanta Area           11
                                          ---
                       Total Georgia       11

               Oklahoma:
                    Oklahoma City Area      4
                    Tulsa Area              3
                    Other Areas             2
                                          ---
                       Total Oklahoma       9

               Tennessee:
                    Memphis                 8
                                          ---
                       Total Tennessee      8

               Mississippi:
                    Jackson                 2
                    Other Areas             1
                                          ---
                       Total Mississippi    3

               Louisiana:
                    New Orleans Area        2
                    Other Areas             1
                                          ---
                       Total Louisiana      3

               North Carolina:
                    Raleigh-Durham Area     2
                                          ---
                       Total North Carolina 2

               Arkansas:
                    West Helena             1
                                          ---
                       Total Arkansas       1

               Florida:
                    Pensacola               1
                                          ---
                       Total Florida        1
                                          ---
                       Total Company      248
                                          ===

      In addition to its store locations, the Company owns its corporate offices and leases certain warehouse facilities. In Fiscal 1992, the Company purchased a 27,400 square foot building in Austin, Texas for use as a corporate office. The Company also leases approximately 8,100 square feet in Austin, Texas for its Central Jewelry Processing Center under a five-year lease agreement with one five-year option to renew.

Item 3. Legal Proceedings

       From time to time, the Company is involved in litigation relating to claims arising from its normal business operations. Currently, the Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts. While the ultimate outcome of these lawsuits cannot be ascertained, after consultation with counsel, the Company believes the resolution of these suits will not have a material adverse effect on the Company's financial condition. There can be no assurance, however, that this will be the case.

     On July 28, 1995, the Company terminated the Employment Agreement of Courtland L. Logue, Jr. ("Mr. Logue"), the
Company's former Chairman and Chief Executive Officer, and an owner of approximately 19% of the Company's outstanding voting securities (Class B Voting Common Stock). Since Mr. Logue's termination, the Company has had ongoing discussions with him concerning certain equipment leases between Mr. Logue and the Company, as well as the application of provisions to Mr. Logue's Employment Agreement and Stock Purchase Agreement with the Company. The Company believes these agreements require, among other things, a $2.7 million payment by Mr. Logue to the Company. On March 8, 1996, the Company filed a lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr. in the 201st District Court of Travis County, Texas in an effort to bring resolution to this dispute. Mr. Logue has filed counter-claims relating to the Employment Agreement and certain equipment leases and notes entered into between Mr. Logue and the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                           PART II

Item  5.  Market for Registrant's Common Equity and  Related
Stockholder Matters

     Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on the Nasdaq Stock Market under the symbol EZPW. As of December 2, 1996, there were 337 stockholders of record of the Company's Class A Non-voting Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of December 2, 1996, such stock was held by two stockholders of record.

      The high and low per share last sale price for the Company's Class A Common Stock for the past two fiscal years, as reported by Nasdaq, were as follows:

                                          High       Low
                                          ----      ----
Fiscal 1995:

  First quarter ended December 31, 1994  $13.75    $10.00
  Second quarter ended March 31, 1995     11.75      7.50
  Third quarter ended June 30, 1995        7.50      4.50
  Fourth quarter ended September 30, 1995  6.88      4.50

Fiscal 1996:

  First quarter ended December 31, 1995   $5.75     $4.25
  Second quarter ended March 31, 1996      7.50      4.75
  Third quarter ended June 30, 1996        7.00      5.75
  Fourth quarter ended September 30, 1996  6.88      5.44

      As  of  December 2, 1996, the Company's Class A Common
Stock closed at $7.50 per share.

      The Company's restated certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid share and share alike on the Class A Common Stock and the Class B Common Stock. There have been no dividends declared on the Company's Common Stock during the four most recent fiscal years.

      The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business; however, the Board of Directors will review the dividend policy periodically to determine whether the declaration of dividends is appropriate. In addition, the Company's bank line of credit agreement prohibits the payment of dividends without prior consent from the Company's lenders.

Item 6. Selected Financial Data

      The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:
            Selected Financial and Operating Data

                                         The Company
                               Fiscal Years Ended September 30,
                             1992    1993    1994    1995    1996
                             ------------------------------------
                              (Amounts in thousands, except per
                                   share and store figures)
Operating Data:
Sales (1)                 $27,604 $63,791 $104,773 $115,220 $103,511
Pawn service charges       23,600  44,834   63,169   74,254   70,115
                           ------  ------  -------  -------  -------
Total revenues (1)         51,204 108,625  167,942  189,474  173,626
Cost of goods sold (1)     19,636  48,179   88,256  113,227   88,953
                           ------ -------  -------  -------  -------
  Net revenues             31,568  60,446   79,686   76,247   84,673
Store operating expenses   21,340  40,485   58,181   74,417   58,969
Corporate administrative
  expenses                  5,060   8,433   12,668   15,406   10,712
Depreciation and
  amortization              1,225   2,703    4,471    7,352    7,573
Interest expense (income)    (629)   (378)   1,512    3,059    1,884
                           ------  ------  -------  -------  -------
  Income (loss) before
    income taxes            4,572   9,203    2,854  (23,987)   5,535
Income tax expense
  (benefit)                 1,667   3,095    1,065   (8,138)   1,992
                           ------  ------  -------  -------  -------
Net income (loss)         $ 2,905 $ 6,108  $ 1,789 $(15,849)$  3,543
                           ======  ======   ======  =======  =======
   Earnings (loss) per common share:
  Primary and fully diluted $0.33   $0.56    $0.15   $(1.32)   $0.30
   Cash dividends per common
      share                    -       -        -         -       -
   Weighted average common shares and
  share equivalents:
  Primary and fully
    diluted                 8,879  10,981   11,975   11,977   11,988

Stores operated at end
    of period                 127     186      234      261      246


                                          September 30,
                            1992     1993     1994     1995     1996
                         --------------------------------------------
Balance Sheet Data:
Pawn loans               $18,656   $27,961  $37,777  $39,782  $34,636
Inventory                 20,174    39,127   63,070   41,575   35,834
Working capital           44,561    83,850  106,691   94,916   76,158
Total assets              76,945   137,314  173,989  164,588  140,366
Long-term debt, net        2,080     3,476   36,791   42,916   16,244
Stockholders' equity      69,238   123,935  125,086  109,375  112,991
-------------------------------
(1)Sales from scrap and wholesale activities were reclassified from cost of goods sold to sales in the 1992, 1993, 1994 and 1995 operating data.

Item  7.  Management's Discussion and Analysis of  Financial
Condition and Results of Operations

      The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

      This discussion and analysis compares the results of operations for the twelve month periods ending September 30, 1996, 1995, and 1994 (designated as "Fiscal 1996", "Fiscal 1995", and "Fiscal 1994"). The discussion should be read in conjunction with, and is qualified in its entirety to, the accompanying financial statements and related notes.

                   Summary Financial Data


                            Fiscal Years Ended September 30,
                              1994        1995       1996
                            -------------------------------
                                (Dollars in thousands,
                                 except as indicated)
Net Revenues:
  Sales (1)                $104,773   $115,220    $103,511
  Pawn service charges       63,169     74,254      70,115
                            -------    -------     -------
     Total revenues         167,942    189,474     173,626
  Cost of sales (1)          88,256    113,227      88,953
                            -------    -------     -------
     Net revenues            79,686     76,247      84,673

Other Data:
  Gross margin (1)            15.8%       1.7%       14.1%
  Average annual
    inventory turnover         1.6x       1.9x        2.3x
  Average inventory per
    location at year end       $270       $159        $146
  Average loan balance per
    location at year end       $161       $152        $141
  Average pawn loan at
    year end (whole dollars)    $73        $70         $67
  Average yield on loan
    portfolio                  197%       204%        209%
  Redemption rate               74%        76%         78%

Expenses and income as a percentage
  of total revenue (%) (1):
  Store operating              34.6       39.3        33.9
  Administrative                7.5        8.1         6.2
  Depreciation and amortization 2.7        3.9         4.4
  Interest                      0.9        1.7         1.1
  Income (loss) before
    income taxes                1.7      (12.7)        3.2
  Net income (loss)             1.1       (8.4)        2.0

Stores in operation:
  Beginning of year             186        234         261
  Acquired                        6          -           -
  New openings                   42         33          11
  Sold, combined, or closed       -         (6)        (26)
  End of year                   234        261         246
  Average number of
   locations during the year    210        248         254
___________________
(1)Sales from scrap and wholesale activities were reclassified from cost of goods sold to sales in the 1994 and 1995 operating data.


Fiscal 1995 and 1994 Special Charges
     To facilitate year to year comparisons, the following table details the impact of the jewelry liquidation commenced in the fourth Fiscal 1995 quarter, the pretax special charges of $25.5 million for Fiscal 1995, and the pretax special charge of $9.3 million for Fiscal 1994.
These special charges are more fully discussed below and in Note N of the Notes to Consolidated Financial Statements.

                           Fiscal 1994   Fiscal 1995   Fiscal 1996
                          ($ millions)  ($ millions)  ($ millions)
                           -----------   -----------   -----------
Revenues
     Merchandise sales        $  2.3         $  8.9       $  3.8
     Pawn service charges       (1.9)            -            -
                               -----          -----        -----
        Total revenue            0.4            8.9          3.8

 Cost of goods sold              6.7           24.3          3.8
                               -----          -----        -----
 Net revenue                    (6.3)         (15.4)          -
 Operating expenses
     Operations                  1.4            7.7           -
     Administrative              1.6            2.5           -
     Depreciation and amortization -             -            -
                               -----          -----        -----
      Total operating expenses   3.0           10.1           -
                               -----          -----        -----
 Operating income (loss)      $ (9.3)        $(25.5)      $   -
                               =====          =====        =====

      During Fiscal 1996, the Company sold on a wholesale basis or scrapped $3.8 million of jewelry which had been identified as excess and written down to its net realizable value during its fourth Fiscal 1995 quarter. These sales and their related cost are included in "Merchandise Sales" and "Cost of Goods Sold." Due to the earlier write-down, these sales had no effect on income for Fiscal 1996.

       In the fourth Fiscal 1995 quarter, the Company identified and commenced the liquidation of approximately $27 million in jewelry inventory which had accumulated primarily as a result of a $20 million new jewelry program undertaken in prior periods and as a result of past lending practices, which have since been modified. During this quarter the Company sold approximately $15.6 million of this jewelry (included in "Cost of Goods Sold") for $8.9 million (included in "Merchandise Sales"). Largely as a result of this scrapping activity, the Company increased its valuation reserve by $8.7 million (included in "Cost of Goods Sold"). In addition, the Company provided $7.7 million for the closing and consolidating of thirty-two (32) stores including the write-down of various tangible and intangible assets (included in "Operations" expense) and provided $2.5 million for several legal matters (included in "Administrative" expense).

      In Fiscal 1994, a $4.9 million charge was made for inventory valuation, consisting of $2.2 million in markdowns on merchandise sold through a company-wide clearance sale and a $2.7 million increase in the inventory valuation reserve ($2.3 million included in "Merchandise Sales"; $6.7 million included in "Cost of Goods Sold"; and $0.6 million included in "Operations" expense).

      During Fiscal 1994, the Company implemented a newly-developed computer software program to calculate accrued pawn service charges on a loan-by-loan basis. Previously this accrual was based on a store-by-store calculation using pawn service charge collections, loan principal payments and other information available to management. The difference in these two methods amounted to a $1.9 million reduction in accrued pawn service charges (included in "Pawn Service Charges"). While it is impractical to assign this amount to specific prior periods, management believes that most of the difference is attributable to the Fiscal 1994 period.

      The Fiscal 1994 special charge included $2.4 million primarily for a pending wage and hour investigation and organizational changes ($0.8 million in "Operations" expense and $1.6 million in "Administrative" expense).

Results of Operations
      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For Fiscal 1996, pawn service charge revenue decreased $4.2 million from Fiscal 1995 to $70.1 million. A decline in same store pawn service charge revenue ($2.9 million) and the loss of pawn service charge revenue of the 32 closed stores ($3.6 million) were partially offset by new stores not open the full 12 month period ($2.3 million). The $2.9 million same store pawn service charge decline is the net result of lower average loan balances in stores open the full twelve month period ($4.6 million pawn service charge revenue impact) offset by annualized yield improvement on the pawn loan portfolio of five percentage points to 209% ($1.7 million). At September 30, 1996, same store pawn loan balances were 10% below September 30, 1995.

      For Fiscal 1995, pawn service charge revenue increased $11.1 million from Fiscal 1994 to $74.3 million. An increase in same store pawn service charge revenue ($9.4 million) and pawn service charge revenue from newly established stores ($1.7 million) resulted in the year over year increase. Annualized yield on the pawn loan portfolio increased to 204% in Fiscal 1995 from 197% in Fiscal 1994 as a result of a managed shift in the loan portfolio to higher yielding loans.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For Fiscal 1996, merchandise sales decreased approximately $11.7 million from Fiscal 1995 to approximately $103.5 million. A decline in same store merchandise sales ($3.5 million), merchandise sales of the 32 closed stores ($8.1 million), and the decrease in amount of sales associated with the special inventory liquidation discussed above ($5.1 million) were offset by new store sales ($5.0 million). Same store sales for Fiscal 1996 declined two percent from Fiscal 1995 primarily as a result of lower inventory levels per store ($146,000 in Fiscal 1996 compared to $159,000 in Fiscal 1995).

      For Fiscal 1995, merchandise sales increased $10.4 million from Fiscal 1994 to $115.2 million. New store sales ($12.4 million) and the effect of the special charges discussed above ($6.5 million) were offset by the decline in same store merchandise sales ($8.5 million). Same store sales for Fiscal 1995 declined nine percent from Fiscal 1994. In Fiscal 1994, the Company sold a substantial amount of new jewelry, and Federal legislation (the "Brady Bill") increased demand for hand guns. These two activities and higher inventory levels per store ($270,000 in Fiscal 1994 compared to $159,000 in Fiscal 1995) created a higher level of sales in Fiscal 1994 compared to Fiscal 1995.

      For Fiscal 1996, gross profits as a percentage of merchandise sales increased 12 percentage points from Fiscal 1995 to 14%. Excluding the impact of the special charges discussed above, gross profits as a percentage of merchandise sales decreased two percentage points from Fiscal 1995 to 15%. This decrease results from a decline in margins on merchandise sales (six percentage points) offset by the combined favorable effect of a reduction in inventory shrinkage measured as a percentage of merchandise sales (down three percentage points to approximately two percent) and improved gross profit on the sale of scrap jewelry (one percentage point). The lower merchandise sales margins result primarily from management's strategy of pricing merchandise based on, among other factors, merchandise age since acquired and forfeited.

      For Fiscal 1995, gross profits as a percentage of merchandise sales decreased 14 percentage points from Fiscal 1994 to two percent. Excluding the impact of the special charges discussed above, gross profits as a percentage of merchandise sales decreased four percentage points from Fiscal 1994 to 17%. This decrease results from a decline in margins on merchandise sales (seven percentage points) offset by the favorable effect of improved gross profit on the sale of scrap jewelry (three percentage points). In Fiscal 1994, the Company had a higher level of new merchandise or merchandise purchased over the counter which typically sold for a higher margin. Management believes that sales of this purchased merchandise came at the expense of the sales of forfeited collateral.

      The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At September 30, 1996 and 1995 the Company's inventories consisted of approximately 66% and 60% jewelry (e.g., ladies' and men's rings, chains, bracelets, etc.) and 34% and 40% general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At September 30, 1996 and 1995, approximately 75% and 78% of the jewelry inventory was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 87% and 86% of the general merchandise inventory.

      In Fiscal 1996, operating and administrative expenses as a percentage of total revenues decreased five and two percentage points, respectively (two and one percentage points, excluding the effect of the special charges discussed above) from Fiscal 1995 to 34% and 6%. In Fiscal 1994, operating and administrative expenses as a percentage of total revenues were 35% and 8%, respectively (34% and 7% excluding the special charges). Both operating and administrative expenses have declined relative to total revenues as a result of the closure of under performing stores and the Company's programs to reduce costs.

      Depreciation and amortization expense increased year over year from Fiscal 1994 to Fiscal 1996 largely as a result of the higher level of depreciation on new stores opened since September 30, 1993. In 1995, the Company revised the estimated useful lives of leasehold improvements resulting in increased depreciation expense of $1.2 million. In Fiscal 1996, depreciation and amortization expense increases were partially offset by the effect of stores that were closed. Interest expense in Fiscal 1996 decreased to $1.9 million from $3.1 million for Fiscal 1995 largely as a result of decreased borrowings under the Company's bank line of credit.

      Income  tax  expense for Fiscal 1996 was $2.0  million
(36%  of  pretax income) compared to a tax benefit  of  $8.1 million for Fiscal 1995 resulting from the Fiscal 1995 net operating loss.

     Net income for Fiscal 1996 was $3.5 million compared to a net loss $15.8 million for Fiscal 1995. The improvement in net income results from the net year over year favorable effect of the special charges discussed above, the favorable operating impact of the store closings, and the favorable impact of lower inventory shrinkage, operating and administrative expenses, and interest expense. These favorable factors were offset partially by the effect of lower revenues and margins in Fiscal 1996.

Liquidity and Capital Resources
      Net cash provided by operating activities for Fiscal 1996 was $22.1 million compared to $8.2 million provided in Fiscal 1995 and $15.9 million used in Fiscal 1994. Improved operating results and inventory reductions were the main factors in the improved cash generation from operating activities. A portion of the Fiscal 1996 operating cash flow is the result of income tax refunds from the carryback of the Company's Fiscal 1995 net operating loss and the lower level of taxes payable resulting from the carryforward of this net operating loss. In Fiscal 1996, the $22.1 million from operating activities, $1.3 million provided from investing activities ($5.1 million decrease in investments in pawn loans, $2.0 million from sale of assets, and $5.8 million invested in property, plant and equipment), and $3.2 million of the Company's beginning cash balances were used to reduce total bank borrowings by $26.7 million.

      In Fiscal 1996, the Company invested $5.8 million to open 11 newly established stores, to remodel or relocate 10 existing stores, and to upgrade or replace existing equipment and computer systems. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 10 to 15 new stores and remodel 5 to 10 stores in the next twelve months. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these expenditures.

       The Company's current revolving line of credit agreement, which matures January 31, 1998, requires, among other things, that the Company meet certain financial covenants and provide the bank group a first lien security interest in certain assets of the Company. Borrowings under the line bear interest at the bank's Eurodollar rate plus one and one-half percent. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50 million. At September 30, 1996, the Company had $15 million outstanding on the credit facility and additional borrowing capacity of approximately $25 million.

Seasonality
      Historically, pawn service charge revenues are highest in the Company's fiscal fourth quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the Company's fiscal first quarter (October, November and December) due to the holiday season.

Item 8. Financial Statements and Supplementary Data


                Index to Financial Statements

                                                   Page

Report of Independent Auditors                       24

Consolidated Financial Statements:

  Consolidated Balance Sheets as of
    September 30, 1996 and 1995                      25

  Consolidated Statements of Operations
    for each of the Three Years in the
    Period Ended September 30, 1996                  26

  Consolidated Statements of Cash Flows
    for each of the Three  Years in the
    Period Ended September 30, 1996                  27

  Consolidated Statements of Stockholders'
    Equity for each of the Three Years in
    the Period Ended September 30, 1996              28

  Notes to Consolidated Financial Statements         29





Report of Independent Auditors

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              ERNST & YOUNG LLP

Austin, Texas
November 14, 1996


                 Consolidated Balance Sheets

                                          September 30,
                                       1995            1996
                                     ----------------------
                                     (Dollars in thousands)
Assets:
  Current assets:
  Cash and cash equivalents          $  4,593      $  1,419
  Pawn loans                           39,782        34,636
  Service charge receivable            11,452        10,262
  Inventory, net                       41,575        35,834
  Deferred tax asset                    2,422         2,140
  Federal income tax recoverable        4,236           -
  Prepaid expenses and other assets     3,153         2,998
                                      -------       -------
  Total current assets                107,213        87,289

  Property and equipment, net          36,596        34,266

  Other assets:
  Excess purchase price over net
    assets acquired                    13,574        13,099
  Non compete agreements                  517           368
  Deferred tax asset                    2,110         1,200
  Notes receivable related parties      3,028         3,031
  Other assets                          1,550         1,113
                                      -------       -------
  Total assets                       $164,588      $140,366
                                      =======       =======
Liabilities and Stockholders' Equity:
  Current liabilities:
  Current maturities of
    long-term debt                   $    171      $    172
  Accounts payable and other
    accrued expenses                   10,026         8,183
  Customer layaway deposits             2,100         1,976
  Federal income taxes payable              -           800
                                       ------        ------
  Total current liabilities            12,297        11,131

  Long-term debt, less current
    maturities                         42,916        16,244

  Stockholders' equity:
  Preferred Stock, par value $.01 a share
  - Authorized 5,000,000 shares; none
  issued and outstanding                    -             -
  Class A Non-voting Common Stock,
    par value $.01 a share                 70            97
    Authorized 40,000,000 shares;
    6,967,867 issued and 6,958,834
    outstanding in 1995
    9,728,904 issued and 9,719,871
    outstanding in 1996;
  Class B Voting Common Stock,
    convertible, par value $.01
    a share                                50           23
    Authorized 5,137,163 shares in 1995
    5,019,176 issued and outstanding in 1995
    Authorized 2,274,969 shares in 1996
    2,270,863 issued and outstanding in 1996

  Additional paid-in capital          114,236      114,301
  Retained earnings (deficit)          (4,209)        (666)
                                      -------      -------
                                      110,147      113,755
  Treasury stock (9,033 shares in
    1995 and 1996)                        (35)         (35)
  Receivables from stockholders          (737)        (729)
                                      -------      -------
  Total stockholders' equity          109,375      112,991

  Commitments and contingencies

  Total liabilities and stockholders'
    equity                           $164,588     $140,366
                                      =======      =======
See notes to consolidated financial statements.


            Consolidated Statements of Operations


                              Years Ended September 30,
                              1994        1995      1996
                            -----------------------------
                            (Dollars in thousands, except
                                     as indicated)

Revenues:
  Sales                     $104,773   $115,220  $103,511
  Pawn service charges        63,169     74,254    70,115
                             -------    -------   -------
     Total revenues          167,942    189,474   173,626

Costs of goods sold           88,256    113,227    88,953
                             -------    -------   -------
     Net revenues             79,686     76,247    84,673

Operating expenses:
  Operations                  58,181     74,417    58,969
  Administrative              12,668     15,406    10,712
  Depreciation and
    amortization               4,471      7,352     7,573
                              ------     ------    ------
     Total operating expenses 75,320     97,175    77,254
                              ------     ------    ------

Operating income (loss)        4,366    (20,928)    7,419

Interest expense               1,512      3,059     1,884

Income (loss) before
  income taxes                 2,854    (23,987)    5,535

Income tax expense (benefit)   1,065     (8,138)    1,992
                             -------    -------   -------
Net income (loss)           $ 1,789    $(15,849) $  3,543
                            =======     =======   =======
Earnings (loss) per share   $  0.15    $ ( 1.32) $   0.30
                            =======    ========  ========
Weighted average shares      11,975      11,977    11,988


See notes to consolidated financial statements.


            Consolidated Statements of Cash Flows

                                    Years Ended September 30,
                                 1994         1995         1996
                                 ------------------------------
                                     (Dollars in thousands)
Operating Activities:
  Net income (loss)             $1,789     $(15,849)     $3,543
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Depreciation and
     amortization                4,471        7,425       7,573
    Deferred income taxes       (3,804)        (139)          -
    Restructuring expenses           -        7,664           -
     Net gain/loss on sale
      of assets                      -            -        (167)
  Changes in operating assets
    and liabilities:
    Service charge receivable   (1,037)      (2,071)      1,190
    Inventory                  (22,523)      21,495       5,741
    Notes and accounts
     receivable from
     related parties                64         (153)         (3)
    Prepaid expenses and
     other assets               (1,537)        (473)        (55)
    Accounts payable and
     accrued expenses            2,372        2,243      (1,778)
    Customer layaway deposits      267           88        (124)
    Federal income taxes payable 3,307       (3,307)        800
    Deferred tax asset               -       (4,532)      1,192
    Income taxes recoverable       712       (4,236)      4,236
    Net cash provided by        ------       ------      ------
     (used in) operating
     activities                (15,919)       8,155      22,148

Investing Activities:
  Pawn loans forfeited and
     transferred to inventory   45,562       52,297      50,805
  Pawn loans made             (187,090)    (192,239)   (151,437)
  Pawn loans repaid            132,177      137,937     105,778
                               -------      -------     -------
                                (9,351)      (2,005)      5,146
  Additions to property,
   plant and equipment         (15,107)     (10,813)     (5,836)
  Issuance of notes receivable
   to related parties                -       (3,000)          -
  Acquisition of businesses     (1,455)           -           -
  Proceeds from sale of assets       -            -       2,031
    Net cash provided by
     (used in) investing
     activities                (25,913)     (15,818)      1,341

Financing Activities:
  Proceeds from bank borrowings 41,674       15,500       5,000
  Payments on bank borrowings   (8,263)      (9,518)    (31,671)
  Collections of stockholder
   notes receivable                 37            7           8
  Increase in stockholder
   notes receivable               (729)           -           -
  Sale of treasury stock             8            -           -
    Net cash provided by        ------       -------     ------
     (used in) financing
     activities                 32,727         5,989    (26,663)
Increase (decrease) in cash     ------       -------     ------
  and equivalents               (9,105)       (1,674)    (3,174)
Cash and equivalents at
  beginning of period           15,372         6,267      4,593
  Cash and equivalents          ------        ------     ------
    at end of period            $6,267        $4,593     $1,419
                                ======        ======     ======
Cash paid during the periods for:
  Interest                      $1,226        $2,974     $2,481
  Income taxes                  $  850        $4,076     $    -

Noncash investing and financing
  activities:
  Issuance of common stock to
   401 (k) plan                 $   46        $   71     $   65


See notes to consolidated financial statements.


       Consolidated Statements of Stockholders' Equity

                            Add'l   Retained           Receivables
                           Paid in  Earnings/ Treasury    from
              Common Stock Capital  (Deficit)   Stock  Stockholders  Total
              ------------------------------------------------------------
(Shares and dollars in thousands)

Balances at September 30, 1993
             11,977   120 $ 114,119   $9,851    $(43)      $(112) $123,935

Issuance of common stock to
  401 (k) plan
                  4             46                                      46
Increase in stockholder's notes
                                                            (729)     (729)
Sale of treasury stock                             8                     8
Reductions on stockholder notes                               37        37
Net income                             1,789                         1,789
              -------------------------------------------------------------
Balances at September 30, 1994
              11,981  120  114,165    11,640     (35)       (804)  125,086

Issuance of common stock to
  401(k) plan      6            71                                      71
Reductions on stockholder notes
                                                              67        67
Net loss                             (15,849)                      (15,849)
              ------------------------------------------------------------
Balances at September 30, 1995
              11,987  120  114,236    (4,209)    (35)       (737)  109,375

Issuance of common stock to
   401(K) plan    12            65                                      65
Reductions on stockholder notes
                                                               8         8
Net income                             3,543                         3,543
              ------------------------------------------------------------
Balances at September 30, 1996
              11,999  120  $114,301    $(666)    $(35)     $(729) $112,991
              ============================================================
See notes to consolidated financial statements.


                Notes to Consolidated Financial Statements

Note A - Summary of Accounting Policies

The   following  is  a  summary  of  significant  accounting
policies of the Company.

Organization: The Company is primarily engaged in establishing, acquiring, and operating pawnshops in the southern United States. As of September 30, 1996, the Company operated 246 locations in 12 states. The pawnshops function as sources of customer credit and as specialty retailers primarily of previously owned merchandise.

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

Inventory: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited loans, merchandise purchased from customers, merchandise acquired from the acquisition of other pawnshops, and new merchandise purchased from vendors. The Company provides an allowance for shrinkage and valuation based on management's evaluation of the age, condition, and salability of the merchandise. The valuation allowance deducted from the carrying value of inventory amounted to $14,043,981 and $7,948,661 at September 30, 1995 and 1996, respectively. See Note N for explanation of year to year change.

Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected.

Property and Equipment: Property and equipment are stated at cost. Through September 30, 1994, provisions for depreciation have been computed on a straight-line basis using estimated useful lives of 30 years for buildings and 5 to 15 years for equipment and leasehold improvements. Effective October 1, 1994, the Company revised its estimate of the useful life of its leasehold improvements from 15 years to 10 years. As a result, 1995 amortization expense increased by approximately $1,200,000, or $.07 per share on an after tax basis. For federal income tax purposes, cost is recovered using accelerated methods.

Intangible Assets: Intangible assets consist primarily of excess purchase price over net assets acquired in acquisitions. Excess cost over fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 20 to 40 years (the expected period of benefit). The carrying value of goodwill is reviewed at the store level to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. Accumulated amortization of intangibles was $4,115,933 and $6,301,921 at September 30, 1995 and 1996, respectively.

Earnings Per Common Share: Earnings per share calculations assume exercise of all outstanding stock options and warrants with appropriate adjustment to weighted average shares outstanding using the treasury stock method of calculation.

Advertising:  Advertising costs are  expensed  as  incurred.
Advertising   expense   was   $5,172,913,   $6,284,033   and
$2,700,663 for the fiscal years ended September 30, 1994, 1995 and 1996, respectively.

Income Taxes: The Company files a consolidated return with its wholly owned subsidiaries. Deferred taxes are recorded based on the liability method and result primarily from differences in the timing of the recognition of certain revenue and expense items for federal income tax purposes and financial reporting purposes.

Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock Based Compensation" which prescribes accounting and reporting standards for all stock-based compensation plans. The Company is required to adopt the Statement for its fiscal year that begins October 1, 1996 and is presently evaluating the Statement. The Company has yet to decide upon the alternatives provided in the Statement.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation, including presenting gross scrap and wholesale sales proceeds in revenues rather than presenting the net amount in cost of sales. These amounts were $6,800,000 and $13,800,000 for the fiscal years ended September 30, 1994 and 1995, respectively. These classifications had no effect on results of operations or retained earnings as previously reported.

Note B - Acquisitions

The Company purchased the assets of 6 pawnshops during the year ended September 30, 1994. The acquisitions have been accounted for as purchases, and the assets and operations of the acquired stores have been included in the accompanying consolidated financial statements subsequent to the dates of acquisition. The acquisition costs of these purchases was approximately $1,445,000 and the excess of the total acquisition costs over the fair values of net assets acquired was approximately $202,000. Pro forma results have not been presented for 1994 since they would approximate actual results.

Note C - Property and Equipment

Major  classifications  of property and  equipment  were  as follows:
                                          September 30,
                                        1995        1996
                                     ---------------------
                                     (Dollars in thousands)

Land                                    $ 1,453    $ 1,351
Buildings and improvements               26,868     28,488
Furniture and equipment                  18,933     20,673
                                         -----------------
  Total                                  47,254     50,512

Less - accumulated depreciation         (10,658)   (16,246)
                                         -----------------
                                        $36,596    $34,266
                                        ==================
Note D - Accounts Payable and Accrued Expenses

Accounts  payable  and  accrued expenses  consisted  of  the following:
                                          September 30,
                                        1995        1996
                                     ---------------------
                                     (Dollars in thousands)

Trade accounts payable               $ 2,267      $ 1,086
Accrued payroll and related expenses   1,494        2,113
Accrued interest payable                 313           10
Other accrued expenses                 5,952        4,974
                                     --------------------
                                     $10,026      $ 8,183
                                     ====================
Note E - Long-Term Debt

Long-term debt consisted of:
                                          September 30,
                                        1995        1996
                                     ----------------------
                                     (Dollars in thousands)

Notes payable to individuals,
with interest at 10% to 13%,
payable in monthly installments
of $16,270 including interest,
maturing through June 2005 -
certain inventory, land, and
buildings pledged as collateral       $    753    $    632

Note payable to bank with interest
at 9.25%, payable in monthly
installments of $9,204 including
interest, from May 1, 1996 until
June 1, 1997; thereafter, the
terms change annually until maturity
in April 2000; collateralized by
certain land and buildings                822         784


Note payable to bank under $50
million line of credit agreement
amended as of June 1996; interest
on used portion payable monthly at
prime rate or the bank's Eurodollar
rate plus 1.50% (6.98% at September
30, 1996); principal due January 1998  41,500      15,000

Junior subordinated note payable
to stockholder of acquired company,
with interest at 10% payable in monthly
installments of $4,206 including interest.
Note was paid in full December 1995.       12           -
                                       -------------------
                                       43,087       16,416

  Less current maturities                 171          172
                                      --------------------
                                      $42,916      $16,244
                                      ====================
The Company has a $50,000,000 secured revolving line of credit with a bank of which $15,000,000 was outstanding as of September 30, 1996. Credit availability is based upon a percentage of inventory levels and outstanding pawn loans. As of September 30, 1996, the additional borrowing capacity was $25 million. Fees under the line of credit include an annual $25,000 agent fee and a commitment fee equal to .35% of the unused amount of the commitment. A facility fee of $75,000 was paid relating to the June 24, 1996 amendment to the agreement. Terms of the loan require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends and incurrence of additional debt is restricted.

Terms of the Company's other notes may also require, among other things, that the Company meet certain financial covenants.

Interest expense in the consolidated statements of operations is shown net of interest income on investments in the amount of $25,500, $211,821 and $293,628 for the years ended September 30, 1994, 1995, and 1996, respectively.

Aggregate annual principal payment requirements on long-term debt obligations for each of the following five years ending September 30 are as follows: 1997 $171,794; 1998 $15,165,364; 1999 $163,882; 2000 $99,770; 2001 $83,512.

Note F - Common Stock and Warrants

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

At September 30, 1996, warrants to purchase 23,559 shares of Class A Non-voting Common Stock and 4,106 shares of Class B Voting Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.
The Company has an Incentive Stock Option Plan (the "Plan") under which options to purchase Class A Non-voting Common Stock may be granted to employees. Options granted under the Plan are generally granted at exercise prices equal to or greater than the fair market value on the date of grant. In October 1994, the Board of Directors increased the number of shares available under the Plan to 1,800,000 and amended the Plan to provide accelerated vesting upon a change in control of the Company.

As of September 30, 1996, the Company had 643,647 options outstanding (options granted less options canceled due to employee termination) at exercise prices ranging from $8.75 to $21.75. Of these options, 211,797 are vested and none have been exercised. A summary of Plan activity for each of the three fiscal years ended September 30, 1994, 1995, and 1996 follows:
                      Stock Option Plans

                        Number of Shares Price Range of Shares
                          Under Option       Under Option
                        ---------------- ---------------------
Outstanding at September 30, 1993
                            172,050          $21.75-$27.00
  Granted                   441,800          $13.00-$14.50
  Canceled                  (66,900)         $13.00-$26.75
  Exercised                       0               -
                           ---------
Outstanding at September 30, 1994
                            546,950          $13.00-$27.00
  Granted                   402,969          $ 8.75-$12.50
  Canceled                 (230,081)         $10.38-$27.00
  Exercised                       0               -
                           ---------
Outstanding at September 30, 1995
                            719,838          $8.75-$21.75
  Granted                    62,624          $ 8.75
  Canceled                 (138,815)         $ 8.75-$21.75
  Exercised                       0               -
                           ---------
Outstanding at September 30, 1996
                            643,647          $8.75-$21.75
                           =========
Shares of reserved common stock at September 30, 1996, were as follows:

                                  Class A    Class B
                                 ----------  --------
Stock option plan                1,800,000         -
Stock warrants                      23,559     4,106
401(k) plan                         25,054         -
Conversion of Class B
  Voting Stock                   2,274,969         -
                                 ---------    ------
                                 4,123,582     4,106
                                 =========    ======
Note G - Income Taxes

The federal income tax provision consisted of:
                              Years Ended September 30,
                          1994         1995           1996
                          --------------------------------
                              (Dollars in thousands)

Current                   $5,100     $(3,660)       $  800
Deferred                  (4,035)     (4,478)        1,192
                          --------------------------------
                          $1,065     $(8,138)       $1,992
                          ================================

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes were as follows:

                               Years Ended September 30,
                           1994         1995           1996
                           --------------------------------
                              (Dollars in thousands)

Income taxes at the federal
  statutory rate           $  971    $(8,295)        $1,882
Effect of nondeductible
  amortization of intangible
  assets                       27         27             27
Other                          67        130             83
                           --------------------------------
                           $1,065    $(8,138)        $1,992
                           ================================
Income before income taxes on the statements of operations differs from taxable income due to the following, which are accounted for differently for financial statement purposes than for federal income tax purposes and result in deferred tax expense (benefit):
                               Years Ended September 30,
                           1994         1995            1996
                           ---------------------------------
                                 (Dollars in thousands)

Inventory basis            $(4,286)   $  (964)       $   105
Provision for store closings
  and related charges            -     (3,615)        (1,365)
Other                          251        101             68
                           ---------------------------------
                           $(4,035)   $(4,478)       $(1,192)
                           =================================
Significant   components  of  the  Company's  deferred   tax
liabilities and assets as of September 30, 1995 and 1996 are as follows:
                               Years Ended September 30,
                                   1995        1996
                               -------------------------
                                (Dollars in thousands)
Deferred tax liabilities:
  Book over tax inventory basis  $ 1,245     $  695
  Prepaid expenses                   227        311
                                 ------------------
    Total deferred tax liabilities 1,472      1,006
Deferred tax assets:
  Book over tax depreciation         676        665
  Inventory reserve                2,698      2,307
  Amortization of non-competes     1,417        535
  Accrued liabilities                922        762
  Other, net                         291         77
                                 -------------------
    Total deferred tax assets      6,004       4,346
    Net deferred tax asset
     (liability)                 $ 4,532     $ 3,340
                                 ===================
Note H - Related Party Transactions

Pursuant to the terms of a financial advisory services agreement, an affiliate of the general partner of the majority stockholder provides management consulting and investment banking services to the Company for a specified monthly retainer, which was $25,000 as of September 30, 1994. Effective October 1, 1994, this retainer was increased to $33,333 per month. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, the affiliate earns fees from the Company for other business and financial consulting services. Management fees and expense reimbursements of $421,594, $557,210 and $649,856 were paid to the affiliate in the years ended September 30, 1994, 1995, and 1996, respectively.

The Company purchased an airplane from the former Chairman of the Board for $113,000 in May 1994. At September 30, 1996, the Company's former Chairman of the Board owes the Company at least $24,433 plus accrued interest of at least $6,080. This amount may be increased subject to the resolution of a dispute between the Company and the former Chairman of the Board as to the crediting of a past payment on the debt. Interest accrues at an annual rate of ten percent. From July 1994 to August 1994, the Company loaned the President and Chief Executive Officer $729,113 to purchase 50,000 shares of Class A Non-voting Common Stock, which is shown as a reduction of stockholders' equity in these financial statements. Interest accrues annually at a rate equal to the prime rate plus one half of one percent. Interest is payable annually on December 31 of each year until June 30, 1999. As of September 30, 1996, the amount owed is $729,113 plus accrued interest of $48,048. The Company records interest income on the loan and offsetting compensation expense for the same amount as a bonus to the President and Chief Executive Officer.

In October 1994, the Board of Directors approved agreements which provide incentive compensation to the Chairman and the Chief Executive Officer based on growth in the share price of the Company's publicly traded common stock. Both executives were advanced $1.5 million evidenced by a recourse promissory note, due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes (ranging from 4.99% to 6.06% for 1996). Specified percentages of loan principal will be forgiven each time the closing price of the Company's Class A Common Stock exceeds specified Stock Price Targets for at least ten consecutive trading days. The Stock Price Targets range from $22.50 to $62.50 per share and provide for complete forgiveness of principal if the share price exceeds $32.50 per share within five years or $62.50 per share within ten years. The Program provides that Stock Price Targets will be adjusted proportionately for certain capital transactions and that the death or disability of the executive, or certain changes in control, will result in forgiveness of the then remaining principal and interest. Accrued interest is forgiven based upon continued employment of the executive and the Company is required to reimburse each executive for the income tax consequences of this Program. Through September 30, 1996, no Stock Price Targets have been attained; charges to operations consist of interest forgiveness and related income tax costs and totaled $307,815. Also see Note I - Leases.

Note I - Leases

The Company leases various facilities and certain equipment under operating leases. Certain buildings are leased from the former Chairman of the Board of the Company, in the ordinary course of business. Future minimum rentals due under noncancelable leases including stores to be closed are as follows for each of the years ending September 30:

                        Related Parties    Other     Total
                        ----------------------------------
                              (Dollars in thousands)

          1997             $  284       $  8,959  $  9,243
          1998                224          7,918     8,142
          1999                140          6,280     6,420
          2000                  -          4,530     4,530
          2001                  -          3,348     3,348
          Thereafter            -          3,764     3,764
                           _______________________________
                           $  648        $34,799   $35,447
                           ===============================
Rent expense for the years was as follows:

                                   Related Parties     Total
                                   -------------------------
                                     (Dollars in thousands)

          1994                     $  269             $7,352
          1995                        276              9,603
          1996                        245              9,722

In connection with the closing of 32 stores in the fourth quarter of 1995, the Company recorded a provision for lease terminations of $1.2 million.

Note J - Employment Agreement

The Company entered into a 20-year employment agreement with the former Chairman of the Board, Courtland L. Logue, Jr., ("Mr. Logue") for a minimum base salary of $300,000 which was to expire in 2009. On July 28, 1995, the Company terminated Mr. Logue's contract under terms of such agreement. The Company has made demand that Mr. Logue pay monies in connection with a performance right contained in
Section 5(o) of a stock purchase agreement between Mr. Logue and a predecessor Company. The Company and Mr. Logue have not yet resolved this issue. See Note L - "Contingencies."


Note K - 401(k) Plan

Effective October 1, 1991, the Company's Board of Directors established a 401(k) Plan whereby eligible employees of the Company may contribute a maximum of 15% of their compensation within allowable limits. The Company will match 25% of each employee's contribution, up to 6% of their compensation, in the form of the Company's Class A Non-voting Common Stock. Contribution expense related to the plan for 1994, 1995 and 1996 was approximately $71,000, $66,000 and $65,000, respectively.

Note L - Contingencies

From time to time, the Company is involved in litigation relating to claims arising from its normal business operations. Currently, the Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts. While the ultimate outcome of these lawsuits cannot be ascertained, after consultation with counsel, the Company believes the resolution of these suits will not have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance as to the ultimate outcome of these matters.

On July 28, 1995, the Company terminated the Employment Agreement of Courtland L. Logue, Jr. ("Mr. Logue"), the
Company's former Chairman and Chief Executive Officer, and an owner of approximately 19% of the Company's outstanding voting securities (Class B Voting Common Stock). Since Mr. Logue's termination, the Company has had ongoing discussions with him concerning certain equipment leases between Mr. Logue and the Company, as well as the application of provisions to Mr. Logue's Employment Agreement and Stock Purchase Agreement with the Company. The Company believes these agreements require, among other things, a $2.7 million payment by Mr. Logue to the Company. On March 8, 1996, the Company filed a lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr. in the 201st District Court of Travis County, Texas in an effort to bring resolution to this dispute. Mr. Logue has filed counter-claims relating to the Employment Agreement and certain equipment leases and notes entered into between Mr. Logue and the Company.

Note M - Quarterly Information (Unaudited)

                           Year Ended September 30, 1996
            First Quarter Second Quarter Third Quarter Fourth Quarter
            ---------------------------------------------------------
                (Dollars in thousands, except per share amounts)

Total revenues    $51,433       $45,518       $38,129       $38,546
Net income            825           218         1,027         1,473
Net income per share
  Primary and fully
   diluted          $0.07         $0.02         $0.09         $0.12

                           Year Ended September 30, 1995
             First Quarter Second Quarter Third Quarter Fourth Quarter
             ---------------------------------------------------------
                (Dollars in thousands, except per share amounts)

Total revenues    $49,757       $43,239       $43,060      $53,418
Net income (loss)     841           (19)         (777)     (15,894)
Net income (loss) per share
  Primary and fully
   diluted          $0.07        $(0.00)       $(0.06)      $(1.33)


Note N - Fiscal 1995 and Fiscal 1994 Special Charges

The Company recorded the following pre-tax charges in the quarter ended September 30, 1995, which decreased income before taxes for the year ended September 30, 1995 by $25.5 million:
                                                   Amount
                                           --------------------
                                          (Dollars in thousands)

Inventory valuation                             $  8,740
Scrap jewelry liquidation                          6,633
Provision for store closings                       7,664
Other charges                                      2,469
                                                --------
                                                $ 25,506
                                                ========
During the fourth quarter ended September 30, 1995, the Company identified and commenced the liquidation of approximately $27 million in jewelry inventory which had accumulated primarily as a result of a $20 million new jewelry program undertaken in prior periods and as a result of past lending practices. The Company sold or scrapped $15.6 million of this jewelry (included in "Cost of Goods Sold") and realized $8.9 million of cash (included in "Merchandise Sales") in the fourth quarter of 1995. Largely as a result of the scrapping activity, the Company increased its valuation reserve by $8.7 million (included in "Cost of Goods Sold"). The remaining jewelry was liquidated during 1996.

Also during the fourth quarter of 1995, management made the decision to close or consolidate 32 of the Company's underperforming stores. This action resulted in a $7.7 million provision. The provision included $2.3 million for the write-down of various fixed assets to realizable value, $3.9 million for the write-down of various intangible assets, $1.2 million for future rent obligations, and $0.3 million for various other expenses. The provision was included as part of "Operations" expense for classification purposes. As of September 30, 1995, the 32 stores identified for closing and consolidation had aggregate pawn loans outstanding of $1.9 million. During Fiscal 1995, these stores incurred an operating loss of $0.4 million on total revenues of $13.4 million.

During 1996, the Company paid and charged against the provision $1.1 million and made no adjustments to the original amount of the provision. As of September 30, 1996, the accrual for store closings was $0.4 million, principally for estimated rent obligations.

Also in 1995, the Company provided $2.5 million principally for several legal matters. This provision is included in "Administrative" expense.

The Company recorded the following pre-tax charges in the quarter ended September 30, 1994, which decreased income before taxes for the year ended September 30, 1994 by $9.3 million:
                                           Amount
                                   ---------------------
                                   (Dollars in thousands)

  Inventory valuation                    $  4,900
  Pawn service charge difference            1,900
  Organization changes                      1,300
  Pending litigation and wage and
    hour investigation                        800
  Other charges                               400
                                         --------
                                         $  9,300
                                         ========
In Fiscal 1994, a $4.9 million charge was made for inventory valuation, consisting of $2.2 million in markdowns on merchandise sold through a company-wide clearance sale and a $2.7 million increase in the inventory valuation reserve ($2.4 million included in "Merchandise Sales"; $6.7 million included in "Cost of Goods Sold"; and $0.6 million included in "Operations" expense).

During Fiscal 1994, the Company implemented a newly-developed computer software program to calculate accrued pawn service charges on a loan-by-loan basis. Previously this accrual was based on a store-by-store calculation using pawn service charge collections, loan principal payments and other information available to management. The difference in these two methods amounted to a $1.9 million reduction in accrued pawn service charges (included in "Pawn Service Charges"). While it is impractical to assign this amount to specific prior periods, management believes that most of the difference is attributable to the Fiscal 1994 period.

The   Fiscal  1994  special  charge  included  $2.4  million
primarily for a pending wage and hour investigation and organizational changes ($0.8 million in "Operations" expense and $1.6 million in "Administrative" expense).


Item  9.  Changes in and Disagreements with  Accountants  on
Accounting and Financial Disclosure

      The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

                          PART III

Item 10. Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company as of December 2, 1996 are as follows:

     Name                       Age       Title
     Sterling B. Brinkley(1)    44   Chairman of  the  Board
                                     of Directors
     Vincent A. Lambiase(1) (3) 56   President,     Chief
                                     Executive    Officer,    and
                                     Director
     Daniel N. Tonissen(1) (3)  46   Senior  Vice President,
                                     Chief   Financial   Officer,
                                     Assistant   Secretary,   and
                                     Director
     Steven R. Griessen         37   Vice President Development
     J. Jefferson Dean (4)      30  Secretary and Director
     Mark C. Pickup(2) (4)      46  Director
     Richard D. Sage (2)(4)     56  Director
     --------------------------
     (1) Member of Executive Committee
     (2) Member of Incentive Compensation Committee
     (3) Member of Section 401(k) Plan Committee
     (4) Member of Audit Committee

      The Class B Stockholders intend to re-elect the above-listed directors at the Annual Stockholders' Meeting on March 5, 1997.

     Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. He has served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of Mr. Phillip Cohen, from 1986 to 1990 and currently serves as a consultant to Morgan Schiff & Co., Inc. See " Security Ownership of Certain Beneficial Owners and Management." Mr. Brinkley has also served as Chairman of the Board or
Chairman  of  the Executive Committee of Crescent  Jewelers,
Inc.,  a  111-store jewelry chain since 1988.  In  addition, since 1990, he has served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc., a 321-store jewelry chain, and MS Pietrafesa, L.P., an apparel manufacturing business. In addition, Mr. Brinkley is President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership. Morgan Schiff & Co., Inc., Crescent Jewelers, Inc., and MS Pietrafesa, L.P. are affiliates of the Company.

      Mr. Lambiase has served as a director, President, and Chief Executive Officer of the Company since July 1994. From 1991 to 1994, he was a Vice President for Blockbuster Entertainment, Inc. From 1986 to 1991, he was an associate of E.S. Jacobs & Company, a venture capital firm. From 1978 to 1985, he was CEO of Winchell's Donut House.

      Mr. Tonissen has served as a director, Senior Vice President, Chief Financial Officer, and Assistant Secretary of the Company since August 1994. From 1992 to 1994, he was Vice President and Chief Financial Officer of La Salsa Holding Company, an operator and franchiser of restaurants. From 1989 to 1991, he was Vice President and Chief Financial Officer of Valley Grain Products, Inc.

       Mr.   Griessen  has  served  as  Vice  President   of
Development for the Company since November 1995. He previously served as Director of Construction and Real Estate from September 1994 to October 1995. From 1988 to
1994, he worked for Blockbuster Entertainment, Inc. as Manager of Construction for the Central and Eastern United States.

      Mr. Dean has served as a director of the Company since 1992 and Secretary since 1995. From 1994 to present, Mr.
Dean has served as Director of Strategic Planning for the Company. From 1990 to present, Mr. Dean has served as Vice President Strategic Planning and as a director of MS Pietrafesa, L.P., an apparel manufacturing business. In addition, from 1991 to 1994, Mr. Dean served the Company as Director of Financial Planning. From 1989 to 1990, Mr. Dean served as an Associate of Morgan Schiff & Co., an affiliate of Mr. Phillip Cohen (see "Security Ownership of Certain Beneficial Owners and Management").

      Mr. Pickup has served as a director of the Company since 1993. He served as President and Co-Chief Executive Officer of Crescent Jewelers, Inc. from 1993 to 1995 and Chief Financial Officer of Crescent Jewelers, Inc. from 1992 until 1995. Since 1993, Mr. Pickup has also served as a director of Friedman's, Inc. (and MS Jewelers Corporation, its predecessor). From 1982 until 1992, Mr. Pickup was a partner in the accounting firm of Ernst & Young, most recently in the San Francisco office.

      Mr. Sage has served as a director of the Company since July 1995. He was a co-founder of AmeriHealth, Inc., which owned and managed hospitals. He served as Treasurer of AmeriHealth, Inc. from April 1983 to October 1995 and was a member of the board of directors of AmeriHealth, Inc. from April 1993 to December 1994. Mr. Sage served from June 1988 to June 1993 as a Regional Vice President of HHL Financial Services Company, which specializes in the collection of health care accounts receivable. He is presently a member of the Board of Directors of Champion Healthcare Corporation. Since June 1993, he has been associated with Sage Law Offices in Miami, Florida.

Committees of the Board

      The Board of Directors held nine meetings and acted by unanimous consent on three other occasions during the year ended September 30, 1996. The Board of Directors has appointed four committees, an Executive Committee, an Audit Committee, an Incentive Compensation Committee and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 1996 were Mr. Brinkley, Mr. Lambiase and Mr. Tonissen. The Executive Committee held four meetings, which all members attended. The members of the Audit Committee for Fiscal 1996 were Mr. Pickup, Mr. Sage, Mr. Brinkley (until March 6, 1996) and Mr. Dean (non-voting). The Audit Committee held five meetings which all members attended. The Incentive Compensation Committee, comprised of Mr. Pickup, Mr. Sage, and Mr. Dean (until March 6, 1996) held three meetings during Fiscal 1996 which all members attended. The committee that administers the Section 401(k) Plan consists of Mr. Lambiase and Mr. Tonissen and held one meeting during Fiscal 1996 which all of its members attended. All directors attended more than 75% of the total number of meetings of the Board and of the committees on which they serve.

Compliance with Section 16(a) of the Exchange Act

      All officers and directors were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act with the exception of Mr. Sage whose Form 4 was filed 135 days late and whose Form 5 was filed 39 days late and Ms. Berger (a former officer) whose Form 5 was filed one day late.

Item 11.  Executive Compensation

Cash Compensation
     The following table sets forth compensation paid by the Company and its subsidiaries for services during Fiscal 1994, Fiscal 1995, and Fiscal 1996 to the Company's Chief Executive Officer, and to each of the Company's four most highly compensated executive officers whose total annual
compensation   exceeded   $100,000   (such   four    persons
collectively  herein  referred to as  the  "Named  Executive
Officers").
                                                      All other
 Name and Principal         Annual Compensation     Compensation
     Position       Year Salary($) Bonus($) Other($)  ($)(1)(2)
----------------------------------------------------------------
Sterling B. Brinkley1994  200,000     -         -           -
  Chairman of the
  Board(3)          1995  298,397    62,400   58,883        -
                    1996  300,000    84,565   79,799        -

Vincent A. Lambiase 1994   87,500         -   42,625        -
  President & Chief
  Executive Officer(4)
                    1995  343,269   134,251  381,048    3,780
                    1996  350,000   149,611  211,878    3,780

Daniel N. Tonissen  1994   15,948
  Senior Vice President,
  Chief Financial   1995  152,024            116,250    1,674
  Officer, and
  Assistant
  Secretary(5)      1996  155,000             40,474    1,674

Mark A. Stuart
  Former Vice President
  and               1995  125,198             73,168    1,436
  Chief Marketing
  Officer(6)        1996  119,904                         783

John D. Woodward
  Former Vice
  President         1995  104,493             77,854    1,116
  Human Resources(7)1996  134,537                         837

Steven R. Griessen
  Vice President
  Development(8)    1996  115,000                       1,080

J. Jefferson Dean
  Secretary (9)     1996  100,000                       1,080
-------------------
(1) The Company's long-term compensation program for most senior officers does not include long-term incentive
     payouts,  stock  options,  SARs,  or  other  forms   of
     compensation
(2) This category includes the value of any insurance premiums paid on behalf of the named executive.
(3)  Mr.   Brinkley's  Other  Annual  Compensation  includes
     $79,799 for payment of taxes for Fiscal 1996.
(4)  Mr.   Lambiase's  Other  Annual  Compensation  includes
     $104,182 for payment of taxes for Fiscal 1996.
(5)  Mr.   Tonissen's  Other  Annual  Compensation  includes
     $20,000 for relocation expenses for Fiscal 1996.
(6)  Mr. Stuart resigned effective March 1996.
(7)  Mr. Woodward resigned effective March 1996.
(8)  Mr.  Griessen  became  Vice President  Development  on
     November 29, 1995.
(9)  Mr. Dean became Secretary on November 29, 1995.

Employment Agreements
      Vincent A. Lambiase, President and Chief Executive Officer of the Company, is employed pursuant to an employment agreement with the Company. The agreement engages Mr. Lambiase as Chief Executive Officer from July 1, 1994 through June 30, 1999. Commencing on July 1, 1999 and each July 1 thereafter, this term is to be extended for an additional year unless the Company or Mr. Lambiase gives notice at least 30 days prior to any such July 1 date that it or he does not wish to extend the agreement.

     In addition to a minimum base salary of $350,000 (which may be increased by the Board of Directors), the agreement entitles Mr. Lambiase to receive a bonus of 75% or more of his base compensation based upon objectives determined each year by the Executive Committee of the Board of Directors. The agreement also provides for a loan by the Company to Mr. Lambiase of sufficient cash to purchase 50,000 shares of Company stock. Mr. Lambiase purchased such stock at various times between July 25, 1994 and August 11, 1994 at an average price per share of $14.49. The Company loaned Mr. Lambiase a total of $729,113 to purchase this stock. Interest, charged at the prime rate plus one-half of one percent, is payable annually on December 31 of each year until the earlier of June 30, 1999, or one year after the death or permanent disability of Mr. Lambiase or a default in payment on the loan. The agreement also grants to Mr. Lambiase the option to purchase, pursuant to the Company's Long-Term Incentive Plan, 250,000 shares of the Class A Non-voting stock of the Company.

     On October 7, 1994, pursuant to an authorization by the Board of Directors on October 1, 1994, the Company funded loans of $1,500,000 to each of Mr. Lambiase and Mr. Sterling
B. Brinkley, Chairman of the Board of the Company. These loans shall be partially or wholly forgiven during the ten-year period between October 7, 1994 and October 7, 2004, to the extent that the Company's stock price reaches the levels set forth in the following tables. Table I applies during the first five years of the ten-year term, and Table II applies during the last five years.

                           TABLE I
                                       PERCENTAGE OF ORIGINAL
                                        PRINCIPAL AMOUNT OF
          STOCK PRICE TARGET               LOAN FORGIVEN
          ------------------           ----------------------
              $22.50                          10%
              $25.00                          25%
              $27.50                          50%
              $30.00                          75%
              $32.50                          100%

                          TABLE II
                                        PERCENTAGE OF REMAINING
                                        PRINCIPAL AMOUNT OF
          STOCK PRICE TARGET               LOAN FORGIVEN
          ------------------            -----------------------
              $32.50                          50%
              $40.00                          60%
              $47.50                          70%
              $55.00                          80%
              $62.50                          100%

     The stock prices set forth above must average the above amounts for ten consecutive trading days and are adjustable for any stock split, recapitalization or other similar event. In the event of any forgiveness, the Company shall remit to applicable taxing authorities amounts sufficient to satisfy the tax obligations of such person arising from the forgiveness. The loans are also subject to forgiveness for each person in the event that such person dies or becomes disabled or in the event of a change in control of the Company. The loans bear interest at the lowest rate allowable under the Internal Revenue Code, which will preclude consideration of the loan as a "below market loan" for purposes of Section 7872 of the Internal Revenue Code. Each person receives a bonus in an amount sufficient to pay interest on the loans and taxes arising from the bonus.

      The Company entered into an Employment Agreement with Courtland L. Logue, Jr. (Mr. Logue), the Company's former Chairman and Chief Executive Officer on July 25, 1989, which was amended in September 1990 and in July 1994. On July 28, 1995, the Company terminated Mr. Logue's contract. The Company has made demand that Mr. Logue pay monies in connection with a performance right contained in Section 5(o) of a stock purchase agreement between Mr. Logue and a predecessor Company, explained below. The Company and Mr. Logue have not yet resolved this issue.

       The Employment Agreement referred to above also contains provisions prohibiting Mr. Logue from disclosing any information at any time which is proprietary to the Company, or from using such information in any manner which would cause loss or damage to the Company. The Agreement also provides that if it is breached by Mr. Logue, he is required by the provisions of the Second Amendment to the
Stock Purchase Agreement, to pay the Company cash in the amount of approximately $2.7 million as liquidated damages. The Company has made a demand for such payment. In addition to the provisions of the Employment Agreement, the Stock Purchase Agreement executed by Mr. Logue in connection with the acquisition by the Company of the stock of the
Predecessor, prohibits Mr. Logue from engaging in any activity which is substantially in competition with or detrimental to the business of the Company for a period of twenty (20) years following the consummation of the transaction. While it is unclear whether a court would enforce all aspects of the non-competition agreement set forth in the Stock Purchase Agreement in strict accordance with its terms, the Company believes that the provisions of the Employment Agreement and the requirement that Mr. Logue pay liquidated damages for breach of such are enforceable. The Company and Mr. Logue have not reached agreement on what his current obligations are with respect to these agreements. See "Legal Proceedings."

      Outside directors receive between $12,000 and  $25,000
per annum for their services on the Board and its committees as well as the reimbursement of their out-of-pocket expenses to attend Board and Committee meetings.
           Aggregate Options/SAR Exercises in Last
          Fiscal Year and FY-End Option/SAR Values

      The following table sets forth certain information concerning the exercise of stock options (or tandem SARs)
and freestanding SARs in Fiscal 1996 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.
                       Number  of Securities Values of Unexercised
                       Underlying Unexercised    In-the-Money
                          Options/SARs at       Options/SARs at
                               FY-End (#)         FY-End($)(1)
  Shares acquired  Value     Exercisable/         Exercisable/
 on Exercise (#) Realized ($) Unexercisable        Unexercisable
Name
-------------------------------------------------------------------
Sterling B. Brinkley
   Chairman of the Board
         -           -          50,000/75,000              0/0

Vincent A. Lambiase
   President & Chief Executive Officer
         -           -         100,000/150,000             0/0

Daniel N. Tonissen
   Senior Vice President, Chief Financial
   Officer, and Assistant Secretary
         -           -           4,863/19,450              0/0

John D. Woodward (2)
   Former Vice President Human Resources
         -           -           7,086/28,343              0/0

Mark A. Stuart (2)
   Former Vice President and Chief Marketing Officer
         -           -           5,588/22,350              0/0

Steven R. Griessen
   Vice President Development
         -           -           4,000/16,000              0/0

J. Jefferson Dean
    Secretary
         -           -                -                     -

(1) Values stated are based upon the closing price of $6.50 per share of the Company's Class A Non-voting Common Stock on The Nasdaq Stock Market on September 30, 1996, the last trading day of the fiscal year.
(2) Options granted to Mr. Stuart and Mr. Woodward were canceled following their resignations in March 1996.

Compensation Pursuant to Plans

Stock Incentive Plan
      The Company's Board of Directors and stockholders adopted the EZCORP, Inc. 1991 Long-Term Incentive Plan on June 6, 1991 (the "Plan"). The Plan provides for (i) the granting of stock options qualified under the Internal Revenue Code of 1986, as amended (the "Code") section 422 (so-called "incentive stock options") to purchase Class A Common Stock, (ii) the granting of stock options not qualified under Code section 422 ("nonqualified stock options") to purchase Class A Common Stock, (iii) the granting of stock appreciation rights ("SARs"), which give the holder the right to receive cash or Class A Common Stock in an amount equal to the difference between the fair market value of a share of Class A Common Stock on the date of exercise and the date of grant, (iv) the granting of limited stock appreciation rights ("LSARs"), which give the holder the right under limited circumstances to receive cash in an amount equal to the difference between (a) the per-share price paid in an applicable tender offer or exchange offer for the Company or fair market value of the Class A Common Stock in the event of specified "change of control" events and (b) the fair market value of the Class A Common Stock on the date of grant. The Plan permits the exercise price of the options to be paid either in cash, by withholding from the shares to be delivered pursuant to the exercise of the option that number of shares equal in value to the exercise price, or by the delivery of already-owned Class A Common Stock.

      There are 1,800,000 shares of Class A Common Stock (subject to certain adjustments) reserved under the Plan for issuance upon the exercise of options and the settlement of SARs and LSARs. Shares subject to an option, SAR, or LSAR that is terminated or that expires will again be available for grant under the Plan. Persons eligible to receive options, SARs, and LSARs are all employees of the Company selected by the Incentive Compensation Committee ("Committee") appointed by the Board of Directors to administer the Plan. Non-employee directors are not eligible to receive awards under the Plan.

      In general, the Committee has the discretion to establish the terms, conditions, and restrictions to which options, SARs, and LSARs are subject. The options, SARs, and LSARs are not transferable except by will and by the laws of descent and distribution, and under other limited circumstances. The Plan is intended to be qualified under Rule 16b-3 promulgated by the Securities and Exchange
Commission, which Rule generally exempts certain option grants and certain stock or cash awards from the provisions of Section 16(b) under the Securities Exchange Act of 1934.

     Options granted under the Plan are generally granted at exercise prices equal to the fair market value on the date of the grant. In October 1994, the Board of Directors increased the number of shares available under the Plan to 1,800,000 and amended the Plan to provide accelerated vesting upon a change in control of the Company.

      As of September 30, 1996, the Company had 643,647 active options outstanding (options granted less options canceled due to employee termination) at prices ranging from $8.75 to $21.75. Of these options, 216,231 are vested and none have been exercised. See Notes to Consolidated Financial Statements - Note F "Common Stock and Warrants."

401(k) Plan
      On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan, a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the plan, employees of the Company and those subsidiaries that adopt it may contribute up to 15% of their compensation (not to exceed $9,500 in 1996) to the plan trust. The Company will match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the plan for 1996 was approximately $65,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 20%
of the total contributions vesting each year once the employee has three years of service. On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.

Compensation Committee Interlocks and Insider Participation
      For Fiscal 1996, the Company's Compensation Committee was comprised of Messrs. Pickup, Sage and Dean (until March 6, 1996). Mr. Brinkley, during Fiscal 1996, served as a director and an executive officer of the Company and MS
Pietrafesa,  L.P.   Mr. Dean, during  Fiscal  1996,  was  an
executive officer and a director of MS Pietrafesa, L.P., and
was  an executive officer and director of the Company.   The
Company and MS Pietrafesa, L.P. are both controlled by investment partnerships or a corporate general partner controlled by Mr. Phillip E. Cohen. See "Security Ownership of Certain Beneficial Owners and Management." Information concerning certain transactions between certain of the above-named persons and the Company is described elsewhere under the caption "Certain Transactions," which disclosure is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management and Principal Stockholders
      The Company is controlled, indirectly, by Phillip Ean Cohen, through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership ("MS Pawn") which owns approximately 81% of the Class B Voting Common Stock of the Company.

      The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of December 2, 1996 for (i) each of the Company's current directors, (ii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iii) all current officers and directors as a group.


                            Class A          Class B
                          Non-voting          Voting
Name and Address         Common Stock     Common Stock  Voting
of the Beneficial Owners
(1)                     Number Percent   Number Percent Percent
---------------------------------------------------------------
MS  Pawn Limited Partnership(2) (3)(9)(10)
                      1,845,570 15.89% 1,647,785 80.76%  80.76%
MS Pawn Corporation
Phillip Ean Cohen
280 Park Avenue, 26th Floor, East Bldg.
New York, New York  10017

Sterling B. Brinkley(3)(4)
                         76,191 0.76%   174,424   8.57%      --
280 Park Avenue, 26th Floor, East Bldg.
New York, New York  10017

Vincent A. Lambiase(5)  163,150 1.62%       --     --        --
1901 Capital Parkway
Austin, Texas  78746

Daniel N. Tonissen(6)    14,725 0.15%       --     --        --
1901 Capital Parkway
Austin, Texas  78746

Steven R. Griessen(7)    12,000 0.12%       --     --        --
1901 Capital Parkway
Austin, Texas  78746

J. Jefferson Dean(3)     10,634 0.11%    26,968   1.32%      --
1901 Capital Parkway
Austin, Texas  78746

Mark C. Pickup            1,600 0.02%       --     --        --
6734 Corte Segunda
Martinez, California  94553

Richard D. Sage           7,570 0.08%       --     --        --
6100 S.W. 128th Street
Miami, Florida  33156

Courtland L. Logue, Jr.(10)
                        972,742 9.40%    392,617  19.28%  19.28%
3016 Hatley Drive
Austin, Texas  78746

All officers and directors as a group
(seven persons)(2)(3)(8)
                        285,686 2.82%    201,392  9.89%     --
-----------------------------------
(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class B Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) MS Pawn Corporation is the general partner of MS Pawn and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation. See
     "Certain Relationships and Related Transactions."   Mr.
     Cohen  also owns 189,341 shares of Class A common stock
     directly.
(3) Class B Common Stock shares owned by Messrs. Brinkley and Dean are owned indirectly through ownership of units of limited partnership interests in MS Pawn. The number of Class A Common Stock shares shown includes the pro rata portion of the 7,152 warrants that are owned indirectly by each director through ownership of units of limited partnership interests in MS Pawn. The directors named have no right to vote or to direct the disposition of these shares, and, consequently, these shares are not included in the Voting Percentage column.
(4) Includes options to acquire 50,000 shares of Class A Common Stock at $14.00 per share.
(5) Includes options to acquire 100,000 shares of Class A Common Stock at $13.00 per share.
(6) Includes options to acquire 9,725 shares of Class A Common Stock at $12.75 per share.
(7) Includes options to acquire 8,000 shares of Class A Common Stock at $12.50 per share.
(8) Includes options to acquire 167,725 shares of Class A Common Stock at prices ranging from $12.50 to $14.00 per share and warrants to acquire 1,406 Class A Common Stock shares at $6.17 per share.
(9) Includes warrants for 7,152 shares of Class A Common Stock and 4,106 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen..
(10) The number of shares and percentage reflect Class B Common Stock which is convertible to Class A Common Stock.

      In July 1996, MS Pawn Limited Partnership ("MS Pawn") provided its limited partners the opportunity to withdraw from MS Pawn. Pursuant to this arrangement, and in accordance with Section 2(g) of Article Fourth of the Company's Certificate of Incorporation, MS Pawn forced the conversion of 2,748,313 shares of Class B Voting Common Stock held by MS Pawn and Courtland L. Logue, Jr. to Class A Non-Voting Common Stock and distributed shares of Class A Non-Voting Common Stock to the limited partners who withdrew.

Item 13.  Certain Relationships and Related Transactions

      In 1989, Courtland L. Logue, Jr., the Company's former Chairman and Chief Executive Officer, borrowed $62,812 from a subsidiary of the Company. Of this amount, the Company believes that Mr. Logue owes at least $24,433 plus accrued interest of at least $6,080 at September 30, 1996 subject to the resolution of a dispute about whether a previous payment should be credited toward the note. This debt accrues interest at the rate of 10% per annum. If this dispute is resolved in Mr. Logue's favor, the maximum amount Mr. Logue owed on this Note in Fiscal 1996 would be $24,433 plus accrued interest to May 22, 1995. The Company and Mr. Logue have not reached an agreement as to what Mr. Logue's current obligations are on this Note. Also, see "Executive Compensation - Employment Agreements" for a discussion of other payment demands the Company has made from Mr. Logue.

     In connection with the Acquisition, the Company entered into three separate lease agreements with Logue, Inc. ("LI"), which at the time was owned two-thirds by Mr. Logue and one-third by Mr. Logue Sr. (the father of Mr. Logue), and is currently owned entirely by Mr. Logue. The lease agreements provide for the lease to the Company of land and buildings used in the operation of three of the pawnshops owned by the Company. Each lease provides for a ten-year term, with an option to renew for a period of five years, and requires the Company to pay, in addition to monthly rental, all expenses of operating and maintaining the buildings, as well as taxes and insurance on the buildings. A fourth lease agreement between C Minus Corporation (a Texas corporation wholly owned by Mr. Logue) and the Predecessor was entered into on January 1, 1988 and provides for a five-year term with an option to renew for a period of five years; that renewal option was exercised effective
January 1, 1993. On an annualized basis, the aggregate anticipated rentals (excluding taxes, insurance, maintenance costs, etc.) accruing as a result of these leases: (1) to LI will be approximately $156,000 for each of the first five years of the leases; thereafter, rental rates, increase in tandem with the Consumer Price Index published by the United States Department of Commerce (the "CPI"); and (2) to C Minus Corporation were approximately $42,000 for the first year of the lease; thereafter, rental rates increase in tandem with the CPI.

      For information concerning the $729,113 loan from the Company to Mr. Lambiase, and $1,500,000 loans from the Company to each of Mr. Brinkley and Mr. Lambiase, see
"Executive Compensation - Employment Agreements."

      The Company is the lessee under a lease agreement through May 1998 for a pawnshop location in Houston, Texas in which Mr. Logue has a 50% interest. On an annualized basis, the Company pays $53,280 as lessee of this property, of which Mr. Logue is entitled to receive $26,640. The Company also paid $8,647 in lease payments in Fiscal 1996 for an automobile originally leased by Mr. Logue. The Company has since returned the automobile at the expiration of the lease term.

     In 1986, a Predecessor of the Company borrowed $238,320 from Mr. Logue Sr., which loan bears interest at 10% per annum. In Fiscal 1996, the Company paid $12,411 in principal and $173 in interest to Mr. Logue Sr. with respect to this obligation, which paid the note in full.

      The Company and Morgan Schiff & Co., Inc. ("Morgan Schiff"), whose sole stockholder is Mr. Cohen, are parties to a Financial Advisory Agreement renewed January 1, 1996, pursuant to which Morgan Schiff receives certain fees for its provision of financial advisory services to the Company. These services include, among other matters, ongoing consultation with respect to the business and financial strategies of the Company. In Fiscal 1996, Morgan Schiff received $33,333 per month for its services as a financial advisor and received expense reimbursements of $249,856. The Company anticipates renewing this agreement in fiscal 1997.


                           PART IV

Item  14.   Financial  Statement  Schedules,  Exhibits,  and
Reports on Form 8-K

(a)(1)The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

     Consolidated Financial Statements

     Report of Independent Auditors

     Consolidated Balance Sheets as of September 30, 1996
     and 1995

     Consolidated Statements of Operations for each of the three years in the period ended
     September 30, 1996

     Consolidated Statements of Cash Flows for each of the three years in the period ended
     September 30, 1996

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September
     30, 1996

     Notes to Consolidated Financial Statements.

   (2)The following Financial Statement Schedule is included herein:

     Schedule VIII - Allowance for Valuation of Inventory

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

   (3)Listing of Exhibits (included herein)

(b) Through the fourth quarter ended September 30, 1996, the Company has not filed any reports on Form 8-K.


                EZCORP, INC. AND SUBSIDIARIES

    Schedule VIII - Allowance for Valuation of Inventory
                    (Dollars in millions)




                   Balance at      Additions                  Balance at
                   Beginning  Charged to Charged to            End of
Description        of Period  Expense   Other Accts.Deductions Period
------------------------------------------------------------------------

Allowance for valuation of inventory:

Year ended September 30, 1994
                     $  1.3   $  4.5          -       $  0.8   $  5.0
                     ------   ------      ------      ------   ------
Year ended September 30, 1995
                     $  5.0   $ 12.3          -       $  3.3   $ 14.0
                     ------   ------      ------      ------   ------
Year ended September 30, 1996
                     $ 14.0   $  5.4           -      $ 11.5   $  7.9
                     ------   ------      ------      ------   ------

The Company does not determine its inventory valuation allowance by specific inventory items; therefore, the amount charged to expense and the deductions are based on estimates of the beginning inventory sold during the period and the portion of the beginning inventory valuation allowance attributable to the items sold.


                     Listing of Exhibits

                              Page Number if    Incorporated by
Number      Description        Filed herein      Reference to
---------------------------------------------------------------------
3.1   Amended and Restated Certificate    Exhibit 3.1 to the Registra-
      of Incorporation of the Company.    tion Statement on Form S-1
                                          effective August 23, 1991
                                          (File No. 33-41317)

3.1A  Certificate of Amendment to         Exhibit 3.1A to the Registra-
      Certificate of Incorporation of     tion Statement on Form S-1
      the Company                         effective July 15, 1996
                                          (File No. 33-41317)

3.2   Bylaws of the Company.              Exhibit 3.2 to the Registration
                                          Statement on Form S-1 effect-
                                          ive August 23, 1991
                                          (File No. 33-41317)

3.3   Amendment to the By-laws.           Exhibit 3.3 to Registrant's
                                          Quarterly Report on Form 10-
                                          Q for the quarter ended June
                                          30 1994 (File No.0-19424)

3.4   Amendment to the Certificate of     Exhibit 3.4 to Registrant's
      Incorporation of the Company.       Quarterly Report on Form 10-
                                          K for the year ended Septem-
                                          ber 30, 1994 (File No. 0-19424)

4.1   Specimen of Class A Non-voting      Exhibit 4.1 to the Registra-
      Common Stock certificate of the     tion Statement on Form S-1
      Company.                            effective August 23, 1991
                                          (File No. 33-41317)

10.1  Loan Agreement between the          Exhibit 10.1 to Registrant's
      Company and First Interstate        Annual Report on Form 10-K
      Bank of Texas, N.A., as Agent, re:  for the year ended
      $20 million Revolving Credit Loan   September 30, 1992
      convertible to $20 million Term     (File No. 0-19424)
      Loan.

10.2  $15 million Revolving Credit Note   Exhibit 10.2 to Registrant's
      -First Interstate Bank of Texas,    Annual Report on Form 10-K
      N.A.                                for the year ended September
                                          30, 1992 (File No. 0-19424)

10.3  $5 million Revolving Credit Note -  Exhibit 10.3 to Registrant's
      Franklin Federal Bancorp.           Annual Report on Form 10-K
                                          for the year ended September
                                          30, 1992 (File No. 0-19424)

10.4  Security Agreement executed by      Exhibit 10.4 to Registrant's
      the Company, re: $20 million Re-    Annual Report on Form 10-K
      volving Credit Loan.                for the year ended
                                          September 30, 1992
                                          (File No. 0-19424)

10.5 Security Agreement executed by       Exhibit 10.5 to Registrant's
      EZPAWN Texas, Inc. (substan-        Annual Report on Form 10-K
      tially the same agreement also      for the year ended
      was executed by EZPAWN Okla-        September 30, 1992
      homa, Inc.; EZPAWN Mississippi,     (File No. 0-19424)
      Inc.; EZPAWN Arkansas, Inc.;
      EZPAWN Colorado, Inc.;
      EZPAWN Alabama, Inc.;
      EZPAWN Tennessee, Inc.; and
      Houston Financial Corporation).

10.6  Guaranty Agreement executed by      Exhibit 10.6 to Registrant's
      EZPAWN Texas, Inc. (substan-        Annual Report on Form 10-K
      tially the same agreement also      for the year ended
      was executed by EZPAWN Okla-        September 30, 1992
      homa, Inc.; EZPAWN Mississippi,     (File No. 0-19424)
      Inc.; EZPAWN Arkansas, Inc.;
      EZPAWN Colorado, Inc.;
      EZPAWN Alabama, Inc.;
      EZPAWN Tennessee, Inc.; and
      Houston Financial Corporation).

10.7  Loan Agreement between the          Exhibit 10.7 to Registrant's
      Company, as Borrower, and           Annual Report on Form 10-K
      Franklin Federal Bancorp, FSB,      for the year ended September
      as lender, dated April 30, 1993.    30, 1993 (File No. 0-19424)

10.8  omitted                             N/A

10.9  Loan Agreement between the          Exhibit 10.9 to the Registra-
      Company, as Guarantor,              tion Statement on Form S-2
      EZPAWN Texas, Inc. as Borrower,     effective March 16, 1992
      and Franklin Federal Bancorp, A     (File No. 33-45807)
      Federal Savings Bank, as Lender,
      dated December 17, 1991.

10.10 Letter agreement executed December  Exhibit 10.10 to the Registra-
      20, 1990 between Morgan             tion Statement on Form S-1
      Schiff & Co., Inc. ("Morgan Schiff")effective August 23, 1991
      and the Company.                    (File No. 33-41317)

10.11 Stock Purchase Agreement be-        Exhibit 10.11 to the Registra-
      tween the Company, Courtland L.     tion Statement on Form S-1
      Logue, Jr., Courtland L. Logue,     effective August 23, 1991
      Sr., James D. McGee, M. Frances     (File No. 33-41317)
      Spears, Porter A. Stratton and
      Steve A. Stratton dated as of May
      18, 1989.


10.12 Capitalization and Subscription     Exhibit 10.12 to the Registra-
      Agreement between MS Pawn           tion Statement on Form S-1
      Limited Partnership ("MS Pawn")     effective August 23, 1991
      and the Company, dated as of July   (File No. 33-41317)
      25, 1989.

10.13 omitted                             N/A

10.14 Consulting Agreement between        Exhibit 10.14 to Registrant's
      the Company and Courtland L.        Annual Report on Form 10-K
      Logue, Sr., dated February 15, 1993 for the year ended September
                                          30, 1993 (File No.0-19424)

10.15 omitted                             N/A

10.16 Junior Subordinated Note due        Exhibit 10.16 to Registra-
      1996 issued July 25, 1989 to Court- tion Statement on Form S-1 land L. Logue, Sr. in the original effective August 23,1991
      principal amount of $238,319.95.    (File No. 33-41317)

10.17 omitted                             N/A

10.18 Warrant Certificate issued by the   Exhibit 10.18 to the Registra-
      Company to MS Pawn on July 25,      tion Statement on Form S-1
      1989.                               effective August 23, 1991
                                          (File No. 33-41317)

10.19 Amendment to the Stock Purchase     Exhibit 10.19 to the Registra-
      Agreement dated as of June          tion Statement on Form S-1
      19, 1989 between the Company        effective August 23, 1991
      and the stockholders of the Prede- (File No. 33-41317) cessor Company.

10.20 Second Amendment to Stock Pur-      Exhibit 10.20 to the Registra-
      chase Agreement dated as of April   tion Statement on Form S-1
      20, 1990 between the Company        effective August 23, 1991
      and the stockholders of the Prede- (File No. 33-41317) cessor Company.

10.21 Employment Agreement of Court-      Exhibit 10.21 to the Registra-
      land L. Logue, Jr. dated July 25,   tion Statement on Form S-1
      1989.                               effective August 23, 1991
                                          (File No. 33-41317)

10.22 Amendment to Employment             Exhibit 10.22 to the Registra-
      Agreement of Courtland L. Logue,    tion Statement on Form S-1
      Jr. dated September 1990.           effective August 23, 1991
                                          (File No. 33-41317)

10.23 Employment Agreement of Gary        Exhibit 10.23 to Registrant's
      S. Kofnovec dated April 1, 1993.    Annual Report on Form 10-K
                                          for the year ended September
                                          30, 1993 (File No.0-19424)

10.24 omitted                             N/A

10.25 omitted                             N/A

10.27 omitted                             N/A

10.28 omitted                             N/A

10.29 omitted                             N/A

10.30 omitted                             N/A

10.31 omitted                             N/A

10.32 omitted                             N/A

10.33 omitted                             N/A

10.34 omitted                             N/A

10.35 Stockholders' Agreement dated as    Exhibit 10.35 to the Registra-
      of July 25, 1989 between the Com-   tion Statement on Form S-1
      pany, MS Pawn and Courtland L.      effective August 23, 1991
      Logue, Jr.                          (File No. 33-41317)

10.36 Joinder Agreement to the Stock-     Exhibit 10.36 to the Registra-
      holders' Agreement dated as of      tion Statement on Form S-1
      May 1, 1991 between the Com-        effective August 23, 1991
      pany, MS Pawn, Mr. Kofnovec,        (File No. 33-41317)
      Mr. Gary, Mr. Ross and Ms.
      Berger.

10.37 Incentive Stock Option Plan.        Exhibit 10.37 to the Registra-
                                          tion Statement on Form S-1
                                          effective August 23, 1991
                                          (File No. 33-41317)

10.38 401(k) Plan.                        Exhibit 10.38 to the Registra-
                                          tion Statement on Form S-1
                                          effective August 23, 1991
                                          (File No. 33-41317)

10.39 Section 125 Cafeteria Plan.         Exhibit 10.39 to the Registra-
                                          tion Statement on Form S-1
                                          effective August 23, 1991
                                          (File No. 33-41317)

10.40 Lease of 1970 Cessna 210K Air-      Exhibit 10.40 to the Registra-
      craft between Courtland L. Logue,   tion Statement on Form S-1
      Jr. and Transamerica Pawn Cor-      effective August 23, 1991
      poration, dated July 25, 1989.      (File No. 33-41317)

10.41 omitted                             N/A

10.42 omitted                             N/A

10.43 omitted                             N/A

10.44 Lease of Cessna P210 Aircraft       Exhibit 10.44 to the Registra-
      between Courtland L. Logue, Jr.     tion Statement on Form S-1
      and Transamerica Pawn Corpo-        effective August 23, 1991
      ration, dated December 29, 1989.    (File No. 33-41317)

10.45 Lease between Logue, Inc. and E-Z   Exhibit 10.45 to the Registra-
      Corporation for real estate located tion Statement on Form S-1 at 1166 Airport Boulevard, Austin,  effective August 23, 1991
      Texas, dated July 25, 1989.         (File No. 33-41317)

10.46 Lease between Logue, Inc. and E-Z   Exhibit 10.46 to the Registra-
      Corporation for real estate located tion Statement on Form S-1
      at 5415 North Lamar Boulevard,      effective August 23, 1991
      Austin, Texas, dated July 25, 1989  (File No. 33-41317)

10.47 Agreement of Lease between LDL      Exhibit 10.47 to the Registra-
      Partnership and Logue-Drouin        tion Statement on Form S-1
      Industries, Inc. for real property  effective August 23, 1991
      at 8540 Broadway Blvd., Houston,    (File No. 33-41317)
      Texas, dated May 3, 1988 and related
      Assignment of Lease.

10.48 Lease Agreement between C Minus     Exhibit 10.48 to the Registra-
      Corporation and Logue-Drouin        tion Statement on Form S-1
      Industries, Inc. DBA E-Z Pawn #5    effective August 23, 1991
      for real property located at 5209   (File No. 33-41317)
      Cameron Road, Austin, Texas,
      dated December 28, 1987.

10.49 Lease Agreement between Logue,      Exhibit 10.49 to the Registra-
      Inc. and E-Z Corporation for real   tion Statement on Form S-1
      property located at 901 E. 1st St., effective August 23, 1991 Austin, Texas, dated July 25, 1989. (File No. 33-41317)

10.50 Agreements between the Company      Exhibit 10.50 to the Registra-
      and MS Pawn dated February 18,      tion Statement on Form S-1
      1992 for the payment of $1.377      effective March 16, 1992
      million of Series A Increasing Rate (File No. 33-45807)
      Senior Subordinated Notes held by
      MS Pawn.

10.51 Agreement Regarding Reservation     Exhibit 10.51 to Registrant's
      of Shares.                          Quarterly Report on Form 10-
                                          Q for the quarter ended June
                                          30, 1993 (File No.0-19424)

10.52 First Amendment to Loan Agreement   Exhibit 10.52 to Registrant's
      between the Company and First       Quarterly Report on Form 10-
      Interstate Bank of Texas, N.A. as   Q for the quarter ended June
      Agent, re: $20 million Revolving    30, 1993 (File No. 0-19424)
      Credit Loan Convertible to $20
      million Term Loan.

10.53 Second Amendment to Loan Agreement  Exhibit 10.53 to Registrant's
      between the Company and First       Quarterly Report on Form 10-Q
      Interstate Bank of Texas, N.A. as   for the quarter ended June
      Agent, re: $20 million Revolving    30, 1993 (File No. 0-19424)
      Credit Loan Convertible to $20
      million Term Loan.

10.54 Third Amendment to Loan Agreement   Exhibit 10.54 to Registrant's
      between the Company and First       Quarterly Report on Form 10-Q
      Interstate Bank of Texas, N.A. as   for the quarter ended June
      Agent, re: Increasing $40 million   30, 1993 (File No. 0-19424)
      the Revolving Credit Loan
      Convertible to $40 million Term Loan.

10.55 Fifth Amendment to Loan Agreement   Exhibit 10.55 to Registrant's
      between the Company and First       Quarterly Report on Form 10-Q
      Interstate Bank of Texas, N.A. as   for the quarter ended March
      Agent, re: $50 million Revolving    31, 1994 (file No. 0-19424)
      Credit Loan.

10.56 Consent Waiver and Amendment to     Exhibit 10.56 to Registrant's
      loan agreement between the Company Annual Report on Form 10-K and First Interstate Bank of Texas, for the year ended September
      N.A. as Agent, re: $50 million      30,1995 (File No.0-19424)
      Revolving Credit Loan.

10.57 Seventh Amendment to Loan Agreement Exhibit 10.57 to Registrant's
      between the Company and First       Annual Report on Form 10-K
      Interstate Bank of Texas, N.A. as   for the year ended September
      Agent, re: $50 million Revolving    30,1995 (File No. 0-19424)
      Credit Loan.

10.58 Amended and restated Loan Agreement Exhibit 10.58 to Registrant's
      between the Company and First       Annual Report on Form 10-K
      Interstate Bank of Texas, N.A.      for the yera ended September
      as Agent, re: $75 million Revolving 30, 1995 (File No. 0-19424)
      Credit Loan.

10.59 July 12, 1994 Amendment to          Exhibit 10.59 to Registrant's
      Employment Agreement between the    Annual Report on Form 10-K
      Company and Courtland L. Logue, Jr. for the year ended September
                                          30, 1995 (File No.0-19424)

10.60 Loan Agreement between Sterling B.  Exhibit 10.60 to Registrant's
      Brinkley and the Company dated      Annual Report on Form 10-K
      October 7, 1994 (an identical       for the year ended September
      document exists with respect to     30, 1995 (File No. 0-19424)
      Vincent A. Lambiase).

10.61 Promissory Note between Sterling    Exhibit 10.61 to Registrant's
      B. Brinkley and the Company in      Annual Report on Form 10-K
      the original principal amount of    for the year ended September
      $1,500,000 attached thereto (an     30, 1995 (File No. 0-19424)
      identical document exists with
      respect to Vincent A. Lambiase).

10.62 July 1, 1994 Employment Agreement   Exhibit 10.62 to Registrant's
      between the Company and Vincent     Annual Report on Form 10-K
      A. Lambiase and Promissory Note in  for the year ended September
      the amount of $729,112.50 in        30, 1995 (File No. 0-19424)
      connection therewith.

10.71 Amended and restated Loan Agreement Exhibit 10.71 to Registrant's
      between the Company, as Borrower,   Quarterly Report on Form 10-
      and Franklin Federal Bancorp, FSB,  Q for the quarter ended March
      as Lender, dated March 17, 1994.    31, 1994 (File No.0-19424)

10.72 First Amendment to Amended and      Form 10-Q for the quarter ended
      Restated Loan Agreement between     December 31, 1994
      the Company and First Interstate    (File No. 0-19424)
      Bank of Texas, N.A. as Agent,
      re: Revolving Credit Loan.

10.73 Second Amendment to Amended and     Form 10Q for the quarter ended
      Restated Loan Agreement between     June 30, 1995
      the Company and First Interstate    (File No. 0-19424)
      Bank of Texas, N.A. as Agent,
      re: Revolving Credit Loan.

10.74 Third Amendment to Amended and      Form 10-Q for the quarter ended
      Restated Loan Agreement between     June 30, 1996
      the Company and Wells Fargo Bank    (File No. 0-19424)
      (Texas), N.A. as Agent,
      re: Revolving Credit Loan.

11.1  Statement regarding computation of          N/A
      per share earnings (loss).*

22.1  Subsidiaries of Registrant.*           N/A

23.1  Consent of Ernst & Young LLP.*         N/A




---------------------------
* Filed herewith.


                        Exhibit 11.1

    STATEMENT REGARDING CALCULATION OF PER SHARE EARNINGS


                                   Years Ended September 30,
                                 1994        1995         1996
                                ------------------------------
Primary and Fully Diluted:
  Weighted average number of common
      shares outstanding during the year
                               11,975,323  11,977,480  11,988,222
                               ----------  ----------  ----------
            Total shares       11,975,323  11,977,480  11,988,222
                               ==========  ==========  ==========

  Net income (loss) available to common
      stockholders             $1,788,920 $(15,849,307) $3,542,728
                               ---------- ------------  ----------
  Net income (loss) per common share
                               $      .15 $      (1.32)$     0.30
                               ========== ============ ===========


                        EZCORP, Inc.

                        Exhibit 22.1

     Form 10-K for Fiscal Year Ended September 30, 1996

------------------------------------------------------------------

                     Subsidiaries of EZCORP, Inc.

                    1.   EZPAWN Colorado, Inc.
                    2.   EZPAWN Arkansas, Inc.
                    3.   EZPAWN Mississippi, Inc. (1)
                    4.   EZPAWN Oklahoma, Inc.
                    5.   EZPAWN Tennessee, Inc. (2)
                    6.   EZPAWN Alabama, Inc.
                    7.   EZPAWN Kansas, Inc.
                    8.   EZPAWN Missouri, Inc.
                    9.   EZPAWN Florida, Inc.
                    10.  EZPAWN Georgia, Inc.
                    11.  EZPAWN Indiana, Inc.
                    12.  EZPAWN North Carolina, Inc.
                    13.  EZPAWN South Carolina, Inc.
                    14.  EZPAWN Construction, Inc.
                    15.  EZPAWN Kentucky, Inc.
                    16.  EZPAWN Nevada, Inc.
                    17.  EZPAWN Louisiana, Inc.
                    18.  EZPAWN Holdings, Inc. (1)(3)
                    19.  Texas EZPAWN Management, Inc. (3)



              ---------------------

              (1)  EZPAWN    Mississippi,     Inc.
                   merged  with  EZPAWN  Holdings,
                   Inc.   on   January  1,   1995,
                   leaving  EZPAWN Holdings,  Inc.
                   as the surviving entity.
              (2)  EZ   Car  Sales,  Inc.   is   a
                   subsidiary      of       EZPAWN
                   Tennessee, Inc.
              (3)  EZPAWN  Texas, Inc. transferred
                   all   its   assets   to   Texas
                   EZPAWN,  L.P., a Texas  limited
                   partnership,  of  which  EZPAWN
                   Holdings,    Inc.,     formerly
                   EZPAWN   Texas,  Inc.  is   the
                   limited   partner,  and   Texas
                   EZPAWN Management, Inc. is  the
                   sole  general partner and holds
                   a  certificate of authority  to
                   conduct business in Texas.
                        Exhibit 23.1



                CONSENT OF ERNST & YOUNG LLP




     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-63078) pertaining to the 1991 EZCORP, Inc. Stock Incentive Plan and the Registration Statement (Form S-8 No. 33-63082) pertaining to the EZCORP, Inc. 401(k) Plan of our report dated November 14, 1996 with respect to the consolidated financial statements and schedule of EZCORP, Inc. and subsidiaries included in the Form 10-K for the year ended September 30, 1996.




                              ERNST & YOUNG LLP



Austin, Texas
December 20, 1996


                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EZCORP, Inc.



December 20, 1996             By: _______________________
                                   (Vincent A. Lambiase)
                                   (President & Chief
                                    Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature            Title                   Date




/s/  Sterling B. Brinkley Chairman of the Board       December 20, 1996
                          of Directors

/s/  Vincent A. Lambiase  President, Chief Executive  December 20, 1996
                          Officer & Director
                          (Principal Executive Officer)


/s/  Daniel  N.  Tonissen Senior Vice President,      December 20, 1996
                          Chief Financial Officer
                          & Director
                          (Principal Financial and
                          Accounting Officer)

/s/  Mark C. Pickup       Director                    December 20, 1996


/s/ J. Jefferson Dean     Secretary & Director        December 20, 1996

/s/  Richard D. Sage      Director                    December 20, 1996