Form 10-Q
period 1996-12-31
EZCORP INC
filed 1997-02-12
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

      As of December 31, 1996, 9,959,536 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 2,036,296 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                                    Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       December 31, 1996 and September 30, 1996       1

       Condensed Consolidated Statements of Operations -
       Three Months Ended December 31, 1996 and 1995  2

       Condensed Consolidated Statements of Cash Flows -
       Three Months Ended December 31, 1996 and 1995  3

       Notes to Interim Condensed Consolidated Financial
       Statements                                     4


       Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations  6


PART II.  OTHER INFORMATION                           9


SIGNATURE                                            10

                           PART I
Item 1.  Financial Statements (Unaudited)

                EZCORP, Inc. and Subsidiaries
      Condensed Consolidated Balance Sheets (Unaudited)
                   (Dollars in thousands)

                                    December 31,  September 30,
                                        1996           1996
                                    ------------  -------------
ASSETS:
     Current assets:
       Cash and cash equivalents      $   2,793    $   1,419
       Pawn loans receivable             35,775       34,636
       Service charge receivable         10,693       10,262
       Inventories (net)                 34,673       35,834
       Deferred tax asset                 2,366        2,140
       Other                              2,378        2,998
                                        -------      -------
          Total current assets           88,678       87,289

     Property and equipment, net         33,850       34,266

     Other assets:
       Excess purchase price over net
         assets acquired                 12,981       13,099
       Other                              5,737        5,712
                                        -------      -------
          Total assets                 $141,246     $140,366
                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Current maturities of
         long-term debt                $    177     $    172
       Accounts payable and accrued
         expenses                         7,546        8,183
       Federal income taxes payable       1,420          800
       Other                              1,974        1,976
                                        -------      -------
          Total current liabilities      11,117       11,131

     Long-term debt less current
       maturities                        15,199       16,244

     Stockholders' equity:
       Preferred stock, par value $.01
       a share - Authorized 5,000,000
       shares; none issued and outstanding    -            -
       Class A Non-voting Common stock,
       par value $.01 a share -
       Authorized 40,000,000 shares;
       9,968,569 shares issued and
       9,959,536 outstanding at December 31,
       1996 (9,728,904 issued and 9,719,871
       outstanding September 30, 1996)      100           97
       Class B Voting Common stock,
       par value $.01 a share -
       Authorized 2,274,969 shares;
       2,036,296 shares issued and
       outstanding at December 31, 1996
       (2,270,863 issued and outstanding
       September 30, 1996)                   20           23
       Additional paid-in capital       114,338      114,301
       Retained earnings                  1,236        (666)
                                        -------      -------
                                        115,694      113,755
       Other                              (764)        (764)
                                        -------      -------
          Total stockholders' equity    114,930      112,991
                                        -------      -------
          Total liabilities and
          stockholders' equity         $141,246     $140,366
                                        =======      =======

See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

                EZCORP, Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations (Unaudited)
      (Dollars in thousands, except per share amounts)

                                         Three Months Ended
                                             December 31,
                                         ------------------
                                            1996      1995
                                         -------   --------
Revenues:
     Sales                              $ 27,100  $ 32,118
     Pawn service charges                 18,742    19,315
                                         -------   -------
       Total revenues                     45,842    51,433

Cost of goods sold                        22,512    27,995
                                         -------   -------
     Net revenues                         23,330    23,438

Operating expenses:
     Operations                           15,013    16,555
     Administrative                        3,193     2,940
     Depreciation and amortization         1,890     1,894
                                         -------   -------
       Total operating expenses           20,096    21,389
                                         -------   -------
Operating income                           3,234     2,049

Interest expense                             291       762
                                         -------   -------
Income before income taxes                 2,943     1,287

Income tax expense                         1,040       462
                                         -------   -------
Net income                              $  1,903  $    825
                                         =======   =======
Earnings per share                      $   0.16  $   0.07
                                         =======   =======

Weighted average shares outstanding   11,992,718 11,980,912
                                      ========== ==========

See Notes to Interim Condensed Consolidated
Financial Statements (unaudited).

     EZCORP, Inc. and SubsidiariesCondensed Consolidated
              Statements of Cash Flows (Unaudited)
                     (Dollars in thousands)

                                         Three Months Ended
                                            December 31,
                                         ------------------
                                             1996     1995
                                         --------  --------
OPERATING ACTIVITIES:
     Net income                           $  1,903 $   825
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation and amortization         1,890   1,894
       Deferred income taxes                 (394)     462
       Gain on sale of assets                   -       -
       Changes in operating assets and
       liabilities:
          (Increase)/decrease in service
          charge receivable                  (431)   1,229
          (Increase)/decrease in inventories 1,161   (111)
          (Increase)/decrease in prepaid
          expenses and other assets            587   (432)
          Increase/(decrease) in accounts
          payable and accrued expenses       (600)   1,439
          Increase/(decrease) in customer
          layaway deposits                     (2)      36
          Decrease in income taxes recoverable  -      670
          Increase in income taxes payable     620       -
                                            ------  ------
               Net cash provided by operating
                 activities                  4,734   6,012

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred
     to inventories                         11,466  16,512
     Pawn loans made                      (32,374)(39,339)
     Pawn loans repaid                      19,769  28,627
                                           ------- -------
          Net (increase)/decrease in loans (1,139)   5,800

     Additions to property, plant,
     and equipment                         (1,181)   (819)
     Sale of assets                            -       736
                                           -------  ------
       Net cash provided/(used) by
        investing activities               (2,320)   5,717

FINANCING ACTIVITIES:
     Proceeds from bank borrowings           1,000     -
     Payments on borrowings                (2,040) (5,046)
                                           ------- -------
       Net cash (used) by financing
        activities                         (1,040) (5,046)
                                           ------- -------
Increase in cash and cash equivalents        1,374   6,683

Cash and cash equivalents at
  beginning of period                        1,419   4,593
                                           -------  ------
     Cash and cash equivalents
       at end of period                   $  2,793 $11,276
                                           =======  ======
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock to
     401(k) Plan                          $     37 $    65
                                           =======  ======

See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

   EZCORP, Inc. and SubsidiariesNotes to Interim Condensed
         Consolidated Financial Statements (Unaudited)
                 December 31, 1996


Note A - Basis of PresentationThe accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

       The   Company's  business  is  subject  to   seasonal
variations, and operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      To conform with the current year's presentation, $3.4 million of proceeds from the disposal of scrap jewelry have been reclassified from cost of sales to sales for the three-month period ended December 31, 1995.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of December 31, 1996, inventory reserves were $7.8 million.

      During fiscal 1995, the Company established a $7.7 million provision for the closing and consolidation of thirty-two (32) of its stores and for the write-down of tangible and intangible assets. As of December 31, 1996, all the stores have been closed. The December 31, 1996 accrued liability for store closings is $0.3 million, principally for estimated rent obligations.

      In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock Based Compensation" which prescribes accounting and reporting standards for all stock-based compensation plans. The Company has determined it will continue to account for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will not expense the fair value of stock based compensation, but will provide proforma footnote disclosures in the annual report of what net income would have been had the Company adopted the new fair value method for recognition purposes.

Note C - Earnings Per Share

      Earnings per share calculations assume exercise of all outstanding stock options and warrants using the treasury stock method of calculation. The per share calculation excludes these common equivalent shares as their effect is anti-dilutive.

   EZCORP, Inc. and SubsidiariesNotes to Interim Condensed
         Consolidated Financial Statements (Unaudited)
                       December 31, 1996

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

Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations

First  Quarter  Ended December 31, 1996  vs.  First  Quarter
Ended December 31, 1995

      The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended December 31, 1996 and 1995.

                              Three Months Ended     % or
                                 December 31,        Point
                                  1996     1995      Changea
                              ---------  --------    -------
                            (Dollars in thousands)
Net Revenues:
     Salesb                   $ 27,100 $ 32,118      (15.6%)
     Pawn service charges       18,742   19,315       (3.0%)
                               -------  -------
       Total revenuesb          45,842   51,433      (10.9%)
     Cost of goods soldb        22,512   27,995      (19.6%)
                               -------  -------
       Net revenues           $ 23,330 $ 23,438       (0.5%)
                               =======  =======
Other Data:
     Gross profit as a
     percent of salesb           16.9%    12.8%     4.1 pts.
     Average annual inventory
     turnover                     2.5x     2.5x         0.0x
     Average inventory balance
     per location as of the
     end of the quarter           $140     $175      (20.0%)
     Average loan balance per
     location as of the end
     of the quarter               $144     $143         0.7%
     Average yield on loan
     portfolio                    213%     207%     6.0 pts.
     Redemption rate               79%      75%     4.0 pts.
Expenses as a Percent of
Total Revenues:b
     Operating                   32.7%    32.2%      0.5 pt.
     Administrative                7.0      5.7     1.3 pts.
     Depreciation and amortization 4.1      3.7      0.4 pt.
     Interest, net                 0.6      1.5    (0.9) pt.
Locations in Operation:
     Beginning of period           246      261
     Acquired                        -        -
     Established                     2        2
     Sold, combined or closed        -     (25)
                                  ----     ----
     End of period                 248      238
                                  ====     ====
Average locations in operation
during the periodc               247.0    249.5
                                 =====    =====

--------------------------------
a In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
b Sales from scrap and wholesale activity were reclassified from cost of goods sold to sales. All 1995 amounts have been adjusted as a result of this reclassification.
c Average locations in operation during the period is calculated based on the average of the locations operating at the beginning and end of such period.

Results of Operations

     The following discussion compares results for the three-month period ended December 31, 1996 ("Fiscal 1997 Period") to the three month period ended December 31, 1995 ("Fiscal 1996 Period"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      During the Fiscal 1997 Period, the Company opened  two
(2) newly established stores. During the twelve (12) months ended December 31, 1996, the company opened eleven (11) newly establish stores and closed one (1). The store closing was a result of the Company's decision, made during the fourth Fiscal 1995 quarter, to consolidate and close thirty-two (32) stores. At December 31, 1996, the Company operated 248 stores in twelve (12) states.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the Fiscal 1997 Period, pawn service charge revenue decreased $0.6 million from the Fiscal 1996 Period to $18.7 million. A decline in same store pawn service charge revenue ($0.5 million) and the loss of pawn service charge revenue from the thirty-two (32) closed stores ($0.3 million) were partially offset by new stores not open the full three month period ($0.2 million). The $0.5 million same store pawn service charge decline is the net result of lower average loan balances ($1.0 million pawn service charge revenue impact) offset by annualized yield improvement on the pawn loan portfolio of six percentage points to 213% ($0.5 million). At December 31, 1996, same store pawn loan balances were 4 percent above December 31, 1995.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the Fiscal 1997 Period, merchandise sales decreased approximately $5.0 million from the Fiscal 1996 Period to approximately $27.1 million. A decline in same store merchandise sales ($2.8 million), merchandise sales of the closed stores ($0.5 million), and the decrease in the amount of sales associated with the inventory liquidation which commenced in the fourth Fiscal 1995 quarter ($2.6 million) were partially offset by new store sales ($0.9 million). Same store sales for the Fiscal 1997 Period declined ten percent from the Fiscal 1996 Period primarily as a result of a twenty percent reduction in inventory levels per store (approximately $140,000 in the Fiscal 1997 Period as compared to $175,000 in the Fiscal 1996 Period).

      For the Fiscal 1997 Period, gross profits as a percentage of merchandise sales increased 2.9 percentage points from the Fiscal 1996 Period to 16.9 percent, excluding the 1995 inventory liquidation discussed above (1.2 points). This increase results from an improvement in margins on merchandise sales (1.1 percentage points), a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 1.2 percentage points to approximately 1.3 percentage points) and improved gross profit on the sale of scrap jewelry (0.6 percentage point).

      The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At December 31, 1996, and 1995, respectively, the Company's inventories consisted of approximately 65 and 57 percent jewelry (e.g. ladies' and men's rings, chains, bracelets, etc.) and 35 and 43 percent general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At December 31, 1996 and 1995, respectively, 76% and 77% of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 87% of the general merchandise inventory for both periods.

     In the Fiscal 1997 Period, operating and administrative expenses as a percentage of total revenues increased 0.5 and 1.3 percentage points, respectively, from the Fiscal 1996 Period, primarily as a result of the 11% decline in total revenues from the Fiscal 1996 Period.

      Depreciation and amortization expense increased 0.4 percentage points in the Fiscal 1997 Period from the Fiscal 1996 Period. The increase is primarily a result of the 11% decrease in total revenues for the Fiscal 1997 Period from the Fiscal 1996 Period. Interest expense (net) was down
0.9 percentage points in the Fiscal 1997 Period over the Fiscal 1996 Period largely as a result of decreased borrowings under the Company's line of credit.

Liquidity and Capital Resources

      Net cash provided by operating activities for the Fiscal 1997 Period was $4.7 million as compared to $6.0 million provided in the Fiscal 1996 Period. A portion of the Fiscal 1996 operating cash flow is the result of income tax refunds from the carryback of the Company's Fiscal 1995 net operating loss and the lower level of taxes payable resulting from the carryforward of this net operating loss. Net cash used by investing activities was $2.3 million for the Fiscal 1997 Period compared to $5.7 million provided in the Fiscal 1996 period. The change is due to increases in pawn loan balances and higher levels of capital expenditures for the Fiscal 1997 Period.

      In the Fiscal 1997 Period, the Company invested approximately $1.2 million, including investments in leasehold improvements and equipment for existing stores and two (2) newly established stores. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 10 to 15 stores and remodel 5 to 10 stores in the next twelve months. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year.

       The company's current revolving line of credit agreement, which matures January 31, 1998, requires, among other things, that the Company meet certain financial covenants and provide the bank group a first lien security interest in certain assets of the Company. Borrowings under the line bear interest at the bank's Eurodollar rate plus one and one-half percent. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50.0 million. At December 31, 1996, the Company had $14.0 million outstanding on the credit facility and additional borrowing capacity of approximately $26.0 million.

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

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibit                                           Incorporated by
            Number            Description                        Reference to
            --------     ---------------------------------    ---------------
            Exhibit 11.1 Statement Regarding Computation
                         of Per Share Earnings                Filed herewith

       (b)  Reports on Form 8-K
            The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1996.

                          SIGNATURE
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EZCORP, INC.
                                 ----------------------------
                                        (Registrant)




Date:   February 12, 1997     By:     /s/ DAN N. TONISSEN
                                 ----------------------------
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer