Form 10-Q
period 1997-03-31
EZCORP INC
filed 1997-05-15
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

                         Commission File Number 0-19424
                      ------------------------------------

                                  EZCORP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              74-2540145
------------------------------                               -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                              1901 Capital Parkway
                               Austin, Texas 78746
                               -------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (512) 314-3400
                                 --------------
              (Registrant's telephone number, including area code)

                                       NA
                                       --
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by two record holders. There is no trading market for the Class B Voting Common Stock.

     As of March 31, 1997, 10,515,530 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,480,301 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
              March 31, 1997 and September 30, 1996..........................  1

              Condensed Consolidated Statements of Operations -
              Three and Six Months Ended March 31, 1997 and 1996.............  2

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended March 31, 1997 and 1996.......................  3

              Notes to Interim Condensed Consolidated Financial Statements...  4


         Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations...............  6


PART II.  OTHER INFORMATION.................................................. 10


SIGNATURE...................................................................  12

                                     PART I

Item 1.  Financial Statements (Unaudited)

                          EZCORP, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                                    March 31,     September 30,
                                                                                      1997            1996
                                                                                    ---------       ---------
ASSETS:
           Current assets:
                Cash and cash equivalents                                           $   3,321       $   1,419
                Pawn loans receivable                                                  33,488          34,636
                Service charge receivable                                               9,939          10,262
                Inventories (net)                                                      30,760          35,834
                Other                                                                   4,808           5,138
                                                                                    ---------       ---------
                     Total current assets                                              82,316          87,289

           Property and equipment, net                                                 33,644          34,266

           Other assets:
                Excess purchase price over net assets acquired                         12,862          13,099
                Other                                                                   5,409           5,712
                                                                                    ---------       ---------
                     Total assets                                                   $ 134,231       $ 140,366
                                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
           Current liabilities:
                Current maturities of long-term debt                                $       8       $     172
                Accounts payable and accrued expenses                                   6,762           8,183
                Other                                                                   2,624           2,776
                                                                                    ---------       ---------
                     Total current liabilities                                          9,394          11,131

           Long-term debt less current maturities                                       8,138          16,244

           Stockholders' equity:
                Preferred stock, par value $.01 a share - Authorized
                5,000,000 shares; none issued and outstanding                            --              --
                Class A Non-voting common stock, par value $.01 a share -
                Authorized 40,000,000 shares; 10,524,563 shares issued
                and 10,515,530 shares outstanding at March 31, 1997 (9,728,904
                issued and 9,719,871 outstanding at September 30, 1996)                   105              97
                Class B Voting Common stock, par value $.01 a share -
                Authorized 2,274,969 shares; 1,480,301 shares issued and
                outstanding at March 31, 1997 (2,270,863 shares issued and
                outstanding at September 30, 1996)                                         15              23
                Additional paid-in capital                                            114,338         114,301
                Retained earnings                                                       3,005            (666)
                                                                                    ---------       ---------
                                                                                      117,463         113,755
                Other                                                                    (764)           (764)
                                                                                    ---------       ---------
                     Total stockholders' equity                                       116,699         112,991
                                                                                    ---------       ---------
                     Total liabilities and stockholders' equity                     $ 134,231       $ 140,366
                                                                                    =========       =========


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended                 Six Months Ended
                                                        March 31,                         March 31,
                                              ----------------------------      ----------------------------
                                                  1997             1996            1997             1996
                                              -----------      -----------      -----------      -----------
Revenues:
           Sales                              $    28,108      $    28,721      $    55,209      $    60,837
           Pawn service charges                    18,188           16,797           36,929           36,112
                                              -----------      -----------      -----------      -----------
                Total revenues                     46,296           45,518           92,138           96,949

Cost of goods sold                                 23,018           24,837           45,531           52,830
                                              -----------      -----------      -----------      -----------
           Net revenues                            23,278           20,681           46,607           44,119

Operating expenses:
           Operations                              15,433           15,214           30,446           31,769
           Administrative                           2,990            2,732            6,184            5,673
           Depreciation and amortization            1,828            1,851            3,716            3,745
                                              -----------      -----------      -----------      -----------
                Total operating expenses           20,251           19,797           40,346           41,187
                                              -----------      -----------      -----------      -----------

Operating income                                    3,027              884            6,261            2,932

Interest expense                                      232              521              522            1,283
                                              -----------      -----------      -----------      -----------

Income before income taxes                          2,795              363            5,739            1,649

Income tax expense                                  1,026              145            2,067              607
                                              -----------      -----------      -----------      -----------

Net income                                    $     1,769      $       218      $     3,672      $     1,042
                                              ===========      ===========      ===========      ===========

Earnings per share                            $      0.15      $      0.02      $      0.31      $      0.09
                                              ===========      ===========      ===========      ===========

Weighted average shares outstanding            11,995,831       11,990,723       11,994,262       11,985,721
                                              ===========      ===========      ===========      ===========


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                                    March 31,
                                                                            -----------------------
                                                                              1997           1996
                                                                            --------       --------
OPERATING ACTIVITIES:
           Net income                                                       $  3,672       $  1,042
           Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                  3,716          3,745
                Deferred income taxes                                           (103)          --
                Changes in operating assets and liabilities:
                     Decrease in service charge receivable                       323          2,781
                     Decrease in inventories                                   5,074          5,447
                     Decrease in accounts payable and accrued expenses        (1,360)        (1,477)
                     Increase in customer layaway deposits                        27
                     Decrease in income taxes payable                           (180)          --
                     Decrease in income taxes recoverable                       --            4,236
                     Other                                                       525            656
                                                                            --------       --------

                          Net cash provided by operating activities           11,694         16,430

INVESTING ACTIVITIES:
           Pawn loans forfeited and transferred to inventories                23,349         28,722
           Pawn loans made                                                   (71,502)       (74,630)
           Pawn loans repaid                                                  49,301         56,797
                                                                            --------       --------
                     Net decrease in loans                                     1,148         10,889

           Additions to property, plant, and equipment                        (2,669)        (2,184)
           Sale of assets                                                       --              761
                                                                            --------       --------

                Net cash provided/(used) in investing activities              (1,521)         9,466

FINANCING ACTIVITIES:
           Proceeds from bank borrowings                                       3,000          1,000
           Payments on borrowings                                            (11,271)       (21,589)
                                                                            --------       --------

                Net cash used by financing activities                         (8,271)       (20,589)
                                                                            --------       --------

Increase in cash and cash equivalents                                          1,902          5,307

Cash and cash equivalents at beginning of period                               1,419          4,593
                                                                            --------       --------
           Cash and cash equivalents at end of period                       $  3,321       $  9,900
                                                                            ========       ========


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
    Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1997

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

     The Company's business is subject to seasonal variations, and operating results for the three- and six-month periods ended March 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

     The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

     The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of March 31, 1997, inventory reserves were $6.9 million.

     During fiscal 1995, the Company established a $7.7 million provision for the closing and consolidation of thirty-two (32) of its stores and for the write-down of included tangible and intangible assets. As of March 31, 1997, all of these stores have been closed. The March 31, 1997 accrued liability for store closings is $0.2 million, principally for estimated rent obligations.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" which prescribes accounting and reporting standards for all stock-based compensation plans. The Company has determined it will continue to account for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will not expense the fair value of stock based compensation, but will provide proforma footnote disclosures in the annual report of what net income would have been had the Company adopted the new fair value method for recognition purposes.

Note C - Earnings Per Share

     Earnings per share calculations assume exercise of all outstanding stock options and warrants using the treasury stock method of calculation. The per share calculation excludes these common equivalent shares as their effect is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 will not affect the current calculation of primary

                          EZCORP, Inc. and Subsidiaries
    Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1997

Note C - Earnings Per Share (continued)

and fully diluted earnings per share for the quarters and six months ended March 31, 1997 and 1996, respectively, as the common equivalent shares for these stock options are anti-dilutive.

Note D - Litigation

     The Company is involved in litigation relating to claims that arise from time to time from normal business operations. Currently, the Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts. While the ultimate outcome of these lawsuits involving the Company cannot be ascertained, after consultation with counsel, it is management's opinion that the resolution of these suits will not have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance as to the ultimate outcome of these matters.

     On July 28, 1995, the Company terminated the Employment Agreement of Courtland L. Logue, Jr., the Company's former Chairman and Chief Executive Officer, and an owner of approximately 19% of the Company's outstanding voting securities (Class B Voting Common Stock). Since Mr. Logue's termination, the Company has had ongoing discussions with him concerning certain equipment leases and other matters of dispute between Mr. Logue and the Company, as well as the application of provisions to Mr. Logue's Employment Agreement and Stock Purchase Agreement with the Company. On March 8, 1996, the Company filed a lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr. in the 201st District Court of Travis County, Texas to declare Mr. Logue's employment contract terminated and, as a result, to permit the Company to recover approximately $2.7 million in damages pursuant to the terms of Mr. Logue's Stock Purchase Agreement. Mr. Logue filed counter-claims to recover monetary damages relating to the Employment Agreement and certain equipment leases and notes entered into between Mr. Logue and the Company. The Company has been advised that the trial court intends to rule that the Company may not recover from Mr. Logue, under the terms of the performance right provision, as that provision, according to the trial court, represents an unenforceable penalty and not, as the Company believes, an enforceable liquidated damage provision. However, the Company has asserted other claims against Mr. Logue for the recovery of significant monetary damages. The case is in the discovery phase, with a trial expected later in 1997.

Note E - Subsequent Event

     On May 9, 1997 the Company amended its November 29, 1994 revolving line of credit. The amended revolving line of credit matures January 30, 2000. Terms of the amended agreement require, among other things, that the Company meet certain financial covenants. The previous requirement to provide the bank group a first lien security interest in certain assets of the Company has been removed. Borrowings under the line bear interest at the bank's Eurodollar rate plus 0.75% to 1.5%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50 million.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Second Quarter Ended March 31, 1997 vs. Second Quarter Ended March 31, 1996

     The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

     The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended March 31, 1997 and 1996.

                                                                      Three Months Ended
                                                                         March 31,(a)                  % or
                                                                 --------------------------            Point
                                                                    1997            1996              Change(b)
                                                                 --------------------------           ---------
Net Revenues:
           Sales                                                 $  28,108        $  28,721             (2.1%)
           Pawn service charges                                     18,188           16,797               8.3%
                                                                 ---------        ---------
                Total revenues                                      46,296           45,518               1.7%
           Cost goods sold                                          23,018           24,837             (7.3%)
                                                                 ---------        ---------
                Net revenues                                     $  23,278        $  20,681              12.6%
                                                                 =========        =========

Other Data:
           Gross profit as a percent of sales                         18.1%            13.5%          4.6 pts.
           Average annual inventory turnover                           2.8x             2.5x              0.3x
           Average inventory balance per location as of the
             end of the quarter                                  $     125        $     151            (17.2%)
           Average loan balance per location as of the end
             of the quarter                                      $     136        $     120              13.3%
           Average yield on loan portfolio                             212%             212%          0.0 pts.
           Redemption rate                                              80%              78%          2.0 pts.

Expenses as a Percent of Total Revenues:
           Operating                                                  33.3%            33.4%         (0.1) pt.
           Administrative                                              6.5              6.0            0.5 pt.
           Depreciation and amortization                               3.9              4.1          (0.2) pt.
           Interest, net                                               0.5              1.1          (0.6) pt.

Locations in Operation:
           Beginning of period                                         248              238
           Acquired                                                      0             --
           Established                                                   1                2
           Sold, combined or closed                                     (2)            --
                                                                 ---------        ---------
           End of period                                               247              240
                                                                 =========        =========
Average locations in operation during the period(c)                  247.5            239.0
                                                                 =========        =========

------------------------------
(a) Figures in thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

(c) Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Six Months Ended March 31, 1997 vs. Six Months Ended March 31, 1996

     The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

     The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six months ended March 31, 1997 and 1996.

                                                                       Six Months Ended
                                                                         March 31,(a)                   % or
                                                                 --------------------------             Point
                                                                    1997            1996               Change(b)
                                                                 --------------------------            ---------
Net Revenues:
           Sales                                                 $  55,209        $  60,837              (9.3%)
           Pawn service charges                                     36,929           36,112                2.3%
                                                                 ---------        ---------
                Total revenues                                      92,138           96,949              (5.0%)
           Cost of goods sold                                       45,531           52,830             (13.8%)
                                                                 ---------        ---------
                Net revenues                                     $  46,607        $  44,119                5.6%
                                                                 =========        =========

Other Data:
           Gross profit as a percent of sales                         17.5%            13.2%           4.3 pts.
           Average annual inventory turnover                          2.6x             2.5x                0.1x
           Average inventory balance per location as of the
             end of the quarter                                  $     125        $     151             (17.2%)
           Average loan balance per location as of the end
             of the quarter                                      $     136        $     120               13.3%
           Average yield on loan portfolio                             214%             209%           5.0 pts.
           Redemption rate                                              79%              77%           2.0 pts.

Expenses as a Percent of Total Revenues:
           Operating                                                  33.0%            32.8%            0.2 pt.
           Administrative                                              6.7              5.9             0.8 pt.
           Depreciation and amortization                               4.0              3.9             0.1 pt.
           Interest, net                                               0.6              1.3           (0.7) pt.

Locations in Operation:
           Beginning of period                                         246              261
           Acquired                                                      0             --
           Established                                                   3                4
           Sold, combined or closed                                     (2)             (25)
                                                                 ---------        ---------
           End of period                                               247              240
                                                                 =========        =========
Average locations in operation during the period(c)                  246.5            250.5
                                                                 =========        =========

------------------------------
(a) Figures in thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

(c) Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Results of Operations

     The following discussion compares results for the three- and six-month periods ended March 31, 1997 ("Fiscal 1997 Periods") to the three- and six-month periods ended March 31, 1996 ("Fiscal 1996 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

     During the three-month Fiscal 1997 Period, the Company opened one (1) newly established store and closed two stores. During the twelve (12) months ended March 31, 1997, the Company opened ten (10) newly established stores and closed three (3) stores. The two stores closed during the three-month Fiscal 1997 Period were the result of the Company's ongoing review of its store portfolio. At March 31, 1997, the Company operated 247 stores in twelve (12) states.

     The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three month period ended March 31, 1997, pawn service charge revenue increased $1.4 million to $18.2 million. This resulted from an increase in same store pawn service charge revenue ($1.3 million) and the pawn service charge revenue from new stores not open the full three-month period ($0.1 million). At March 31, 1997, same store pawn loan balances were 15% above March 31, 1996 while the annualized yield on the average pawn loan balance remained unchanged at 212%.

     For the six-month period, pawn service charge revenue increased $0.8 million to $36.9 million. The increase was due to an increase in annualized yield earned on the loan balance from 209% to 214%. Pawn service charge revenue of ten (10) stores that opened during the preceding twelve (12) months ($0.3 million) was offset by the stores that closed ($0.3 million).

     A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three-month Fiscal 1997 Period, merchandise sales decreased approximately $0.6 million from the Fiscal 1996 Period to approximately $28.1 million. A decline in same store merchandise sales ($0.1 million), merchandise sales of the closed stores ($0.1 million), and a decrease in scrap and wholesale jewelry sales ($1.1 million) were partially offset by new store sales ($0.7 million). Same store sales for the three-month Fiscal 1997 Period declined one percent from the Fiscal 1996 Period primarily as a result of a 17% reduction in inventory levels per store (approximately $125,000 at the end of the Fiscal 1997 Period as compared to $151,000 at the end of the Fiscal 1996 Period).

     For the six-month Fiscal 1997 Period, merchandise sales decreased approximately $5.6 million from the Fiscal 1996 Period to approximately $55.2 million. A decline in same store merchandise sales ($2.8 million), merchandise sales of the closed stores ($0.6 million), and the decrease in scrap and wholesale jewelry sales ($3.8 million) were partially offset by new store sales ($1.6 million). Same store sales for the six-month Fiscal 1997 Period declined five percent from the Fiscal 1996 Period largely due to the decline in per store inventory levels referred to above.

     For the three- and six-month Fiscal 1997 Periods, respectively, gross profits as a percentage of merchandise sales increased 4.6 and 4.3 percentage points, to 18.1% and 17.5%, from the Fiscal 1996 Periods. This increase results from an improvement in margins on merchandise sales (2.3 and 1.8 percentage points), a reduction in inventory shrinkage when measured as a percentage of merchandise sales (1.1 percentage points for both the three- and six-month periods) and improved gross profit on wholesale and scrap jewelry sales (1.2 and
1.4 percentage points).

     The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At March 31, 1997, and 1996, respectively, the Company's inventories consisted of approximately 65 and 63 percent jewelry (e.g. ladies' and men's rings, chains, bracelets, etc.) and 35 and 37 percent general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At March 31, 1997 and 1996, respectively, 80% and 77% of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 90% and 86% of the general merchandise inventory for both periods.

     For the three-month Fiscal 1997 Period, operating expenses as a percentage of total revenues decreased 0.1 percentage point to 33.3% from the Fiscal 1996 Period. For the six-month Fiscal 1997 Period, operating expenses as a percentage of total revenues increased 0.2 percentage point to 33.0%. Administrative expenses increased 0.5 and 0.8 percentage point in the Fiscal 1997 Periods to 6.5% and 6.7%, primarily as a result of a higher level of administrative expense relative to the change in total revenues.

     Depreciation and amortization expense decreased 0.2 percentage point in the three-month Fiscal 1997 Period primarily as a result of the 1.7% increase in total revenues. Depreciation and amortization for the six-month Fiscal 1997 Period increased 0.1 percentage point primarily as a result of the higher level of depreciation on the ten (10) newly established stores added since March 31, 1996. Interest expense was down 0.6 and 0.7 percentage point in the Fiscal 1997 Periods compared to the prior year period largely as a result of decreased borrowings under the Company's bank line of credit.

Liquidity and Capital Resources

     Net cash provided by operating activities for the Fiscal 1997 Period was $11.7 million as compared to $16.4 million provided in the Fiscal 1996 Period. A portion of the Fiscal 1996 operating cash flow is the result of income tax refunds from the carryback of the Company's Fiscal 1995 net operating loss and the lower level of taxes payable resulting from the carryforward of this net operating loss. Net cash used by investing activities was $1.5 million for the Fiscal 1997 Period compared to $9.5 million provided in the Fiscal 1996 Period. The change is due to a smaller decrease in pawn loan balances in the Fiscal 1997 Period compared to the Fiscal 1996 Period and higher levels of capital expenditures for the Fiscal 1997 Period.

     In the Fiscal 1997 Period, the Company invested approximately $2.7 million, including investments in leasehold improvements and equipment for existing stores and three (3) newly established stores. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 10 to 15 stores and remodel 5 to 10 stores in the 1997 fiscal year. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year.

     The Company's current revolving line of credit agreement was amended on May 9, 1997 and matures January 30, 2000. That agreement requires, among other things, that the Company meet certain financial covenants. Borrowings under the line bear interest at the bank's Eurodollar rate plus 0.75% to 1.5%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50.0 million. At March 31, 1997, the Company had approximately $8.0 million outstanding on the credit facility and additional borrowing capacity of approximately $29.0 million.

Seasonality

     Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first fiscal quarter (October, November and December) due to the holiday season.

                                     PART II

Item 1.   Legal Proceedings

     On July 28, 1995, the Company terminated the Employment Agreement of Courtland L. Logue, Jr., the Company's former Chairman and Chief Executive Officer, and an owner of approximately 19% of the Company's outstanding voting securities (Class B Voting Common Stock). Since Mr. Logue's termination, the Company has had ongoing discussions with him concerning certain equipment leases and other matters of dispute between Mr. Logue and the Company, as well as the application of provisions to Mr. Logue's Employment Agreement and Stock Purchase Agreement with the Company. On March 8, 1996, the Company filed a lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr. in the 201st District Court of Travis County, Texas to declare Mr. Logue's employment contract terminated and, as a result, to permit the Company to recover approximately $2.7 million in damages pursuant to the terms of Mr. Logue's Stock Purchase Agreement. Mr. Logue filed counter-claims to recover monetary damages relating to the Employment Agreement and certain equipment leases and notes entered into between Mr. Logue and the Company. The Company has been advised that the trial court intends to rule that the Company may not recover from Mr. Logue, under the terms of the performance right provision, as that provision, according to the trial court, represents an unenforceable penalty and not, as the Company believes, an enforceable liquidated damage provision. However, the Company has asserted other claims against Mr. Logue for the recovery of significant monetary damages. The case is in the discovery phase, with a trial expected later in 1997.

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     On March 5, 1997, the majority shareholder of the Class B Voting Common Stock approved Ernst & Young LLP to serve as the Company's auditors for the ensuing year and elected the following persons as directors of the Company:

     Sterling B. Brinkley                         Mark C. Pickup
     Vincent A. Lambiase                          Richard D. Sage
     Dan N. Tonissen                              John E. Cay, III
     J. Jefferson Dean

     The Company's Class B Voting Common Stock was the only class entitled to vote on these matters. The majority shareholder of the Company holds 1,194,884 shares of the 1,480,301 shares of outstanding Class B Voting Common Stock.

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits                                                    Incorporated by
     Number         Description                                  Reference to
     ------         -----------                                  ------------

Exhibit 10.75       Fourth Amendment to Amended and              Filed herewith
                    Restated Loan Agreement Between the
                    Company and Wells Fargo Bank (formerly
                    First Interstate Bank of Texas, N.A.), as
                    Agent, RE: Revolving Credit Loan

Exhibit 11.1        Statement Regarding Computation              Filed herewith
                    of Per Share Earnings

(b)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EZCORP, INC.
                                   ------------------------------------
                                             (Registrant)




Date:   May 15, 1997               By:       /s/ DAN N. TONISSEN
                                   ------------------------------------
                                                  (Signature)


                                   Dan N. Tonissen
                                   Senior Vice President and
                                   Chief Financial Officer