Form 10-Q
period 1997-06-30
EZCORP INC
filed 1997-08-14
CIK 876523

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     As of June 30, 1997, 10,515,530 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,480,301 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets --
          June 30, 1997 and September 30, 1996 . . . . . . . . . . . . .     1

          Condensed Consolidated Statements of Operations --
          Three and Nine Months Ended June 30, 1997 and 1996 . . . . . .     2

          Condensed Consolidated Statements of Cash Flows --
          Nine Months Ended June 30, 1997 and 1996 . . . . . . . . . . .     3

          Notes to Interim Condensed Consolidated Financial Statements .     4


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . .      6


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .     11


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                          EZCORP, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)


                                                                                June 30,      September 30,
                                                                                  1997            1996
                                                                               -----------     ----------
ASSETS:
     Current assets:
          Cash and cash equivalents                                            $     1,241     $    1,419
          Pawn loans receivable                                                     40,693         34,636
          Service charge receivable                                                 11,954         10,262
          Inventories (net)                                                         32,568         35,834
          Other                                                                      4,738          5,138
                                                                               -----------     ----------
               Total current assets                                                 91,194         87,289

     Property and equipment, net                                                    32,785         34,266

     Other assets:
          Excess purchase price over net assets acquired                            12,650         13,099
          Other                                                                      5,490          5,712
                                                                               -----------     ----------
               Total assets                                                    $   142,119     $  140,366
                                                                               -----------     ----------
                                                                               -----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
          Current maturities of long-term debt                                 $         9     $      172
          Accounts payable and accrued expenses                                      7,733          8,183
          Other                                                                      2,491          2,776
                                                                               -----------     ----------
               Total current liabilities                                            10,233         11,131

     Long-term debt less current maturities                                         13,136         16,244

     Stockholders' equity:
          Preferred stock, par value $.01 a share - Authorized
          5,000,000 shares; none issued and outstanding                                  -              -
          Class A Non-voting common stock, par value $.01 a share -
          Authorized 40,000,000 shares; 10,524,563 shares issued
          and 10,515,530 shares outstanding at June 30, 1997 (9,728,904
          issued and 9,719,871 outstanding at September 30, 1996)                      105             97
          Class B Voting Common stock, par value $.01 a share -
          Authorized 2,274,969 shares; 1,480,301 shares issued and
          outstanding at June 30, 1997 (2,270,863 shares issued and
          outstanding at September 30, 1996)                                            15             23
          Additional paid-in capital                                               114,338        114,301
          Retained earnings                                                          5,056           (666)
                                                                               -----------     ----------
                                                                                   119,514        113,755
          Other                                                                       (764)          (764)
                                                                               -----------     ----------
               Total stockholders' equity                                          118,750        112,991
                                                                               -----------     ----------
               Total liabilities and stockholders' equity                      $   142,119     $  140,366
                                                                               -----------     ----------
                                                                               -----------     ----------


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                (Dollars in thousands, except per share amounts)

                                        Three Months Ended            Nine Months Ended
                                             June 30,                      June 30,
                                   -------------------------     -------------------------
                                        1997           1996           1997           1996
                                   ----------     ----------     ----------     ----------
Revenues:
     Sales                         $   22,938     $   22,238     $   78,147     $   83,076
     Pawn service charges              19,467         15,891         56,396         52,004
                                   ----------     ----------     ----------     ----------
          Total revenues               42,405         38,129        134,543        135,080

Cost of goods sold                     18,578         18,578         64,109         71,410
                                   ----------     ----------     ----------     ----------
     Net revenues                      23,827         19,551         70,434         63,670

Operating expenses:
     Operations                        15,178         13,463         45,624         45,232
     Administrative                     3,391          2,234          9,575          7,907
     Depreciation and amortization      1,902          1,945          5,618          5,688
                                   ----------     ----------     ----------     ----------
          Total operating expenses     20,471         17,642         60,817         58,827
                                   ----------     ----------     ----------     ----------
Operating income                        3,356          1,909          9,617          4,843

Interest expense                          153            319            675          1,602
                                   ----------     ----------     ----------     ----------
Income before income taxes              3,203          1,590          8,942          3,241

Income tax expense                      1,153            563          3,220          1,171
                                   ----------     ----------     ----------     ----------
Net income                         $    2,050     $    1,027     $    5,722     $    2,070
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------
Earnings per share
     Primary                       $     0.17     $     0.09     $     0.48     $     0.17
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------
     Fully diluted                 $     0.17     $     0.09     $     0.48     $     0.17
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

Weighted average shares outstanding
     Primary                       11,995,832     11,990,734     11,994,786     11,987,393
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------
     Fully diluted                 12,003,692     11,990,734     12,002,842     11,987,393
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                           Nine Months Ended
                                                                                June 30,
                                                                       -----------------------
                                                                           1997           1996
                                                                       ---------      ---------
OPERATING ACTIVITIES:
   Net income                                                          $   5,722      $   2,070
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for store closings                                         493              -
        Depreciation and amortization                                      5,618          5,688
        Deferred income taxes                                               (103)             -
        Gain on sale of assets                                                 -           (262)
        Changes in operating assets and liabilities:
             (Increase)/decrease in service charge receivable             (1,692)         2,153
             Decrease in inventories                                       3,266          7,739
             Decrease in accounts payable and accrued expenses              (413)        (2,283)
             Increase/(decrease) in customer layaway deposits               (193)           250
             Decrease in income taxes payable                                (90)             -
             Decrease in income taxes recoverable                              -          4,236
             Other                                                           446          1,033
                                                                       ---------      ---------

             Net cash provided by operating activities                    13,054         20,624

INVESTING ACTIVITIES:
   Pawn loans forfeited and transferred to inventories                    30,200         38,749
   Pawn loans made                                                      (104,674)      (111,689)
   Pawn loans repaid                                                      68,417         80,789
                                                                       ---------      ---------
             Net (increase)/decrease in loans                             (6,057)         7,849

   Additions to property, plant, and equipment                            (3,904)        (4,650)
   Sale of assets                                                              -          2,143
                                                                       ---------      ---------
             Net cash provided/(used) in investing activities             (9,961)         5,342

FINANCING ACTIVITIES:
   Proceeds from bank borrowings                                           9,000          3,000
   Payments on borrowings                                                (12,271)       (29,628)
                                                                       ---------      ---------
             Net cash used by financing activities                        (3,271)       (26,628)
                                                                       ---------      ---------
Decrease in cash and cash equivalents                                       (178)          (662)

Cash and cash equivalents at beginning of period                           1,419          4,593
                                                                       ---------      ---------
   Cash and cash equivalents at end of period                          $   1,241      $   3,931
                                                                       ---------      ---------
                                                                       ---------      ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock to 401(k) Plan                             $      37      $      65


See Notes to Interim Condensed Consolidated Financial Statements (Unaudited).

                          EZCORP, Inc. and Subsidiaries
    Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1997

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

     The Company's business is subject to seasonal variations, and operating results for the three- and nine-month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

     The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

     The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of June 30, 1997, inventory reserves were $6.9 million.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, ""Accounting for Stock Based Compensation'' which prescribes accounting and reporting standards for all stock-based compensation plans. The Company has determined it will continue to account for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, ""Accounting for Stock Issued to Employees.'' The Company will not expense the fair value of stock based compensation, but will provide proforma footnote disclosures in the annual report of what net income would have been had the Company adopted the new fair value method for recognition purposes.

Note C - Earnings Per Share

     Earnings per share calculations assume exercise of all outstanding stock options and warrants using the treasury stock method of calculation. The per share calculation includes these common equivalent shares for both primary and fully diluted weighted average shares outstanding.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, ""Earnings per Share'' which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 will not materially change the results based on the current calculation of primary and fully diluted earnings per share as these stock options are immaterial.

                          EZCORP, Inc. and Subsidiaries
    Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1997

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

          On July 28, 1995, the Company terminated the Employment Agreement of Courtland L. Logue, Jr., the Company's former Chairman and Chief Executive Officer, and an owner of approximately 19% of the Company's outstanding voting securities (Class B Voting Common Stock). Since Mr. Logue's termination, the Company has had ongoing discussions with him concerning certain equipment leases and other matters of dispute between Mr. Logue and the Company, as well as the application of provisions to Mr. Logue's Employment Agreement and Stock Purchase Agreement with the Company. On March 8, 1996, the Company filed a lawsuit styled EZCORP, INC. V. COURTLAND L. LOGUE, JR. in the 201st District Court of Travis County, Texas to declare Mr. Logue's employment contract terminated and, as a result, to permit the Company to recover approximately $2.7 million in damages pursuant to the terms of Mr. Logue's Stock Purchase Agreement. Mr. Logue filed counter-claims to recover monetary damages relating to the Employment Agreement and certain equipment leases and notes entered into between Mr. Logue and the Company. The trial court has ruled that the Company may not recover from Mr. Logue, under the terms of the performance right provision, as that provision, according to the trial court, represents an unenforceable penalty and not, as the Company believes, an enforceable liquidated damage provision. However, the Company has asserted other claims against Mr. Logue for the recovery of significant monetary damages. The case is in the discovery phase, with a trial expected later in 1997.

     The Company is also the nominal defendant in a lawsuit filed July 18, 1997 styled HERBERT GREENSPAN V. STERLING BRINKLEY, ET AL, in the Castle County Court of Chancery in the State of Delaware. Mr. Greenspan alleges that Mr. Brinkley and the other directors named in the lawsuit breached their fiduciary duties to EZCORP, Inc. by (among other things) approving a $1.5 million loan to Mr. Brinkley and by approving a ""Financial Advisory Services Agreement'' with Morgan Schiff & Company, Inc. which includes a monthly retainer of $33,333. Mr. Greenspan's suit seeks a ruling that Mr. Brinkley be required to repay his loan to EZCORP, Inc., rescission of the agreement between EZCORP, Inc. and Morgan Schiff & Company, Inc., an award of any damages to EZCORP, Inc., and attorney's fees. The defendants are planning to file a motion to dismiss prior to September 8, 1997.

Note E - Bank Credit Agreement

     On May 9, 1997 the Company amended its November 29, 1994 revolving line of credit. The amended revolving line of credit matures January 30, 2000. Terms of the amended agreement require, among other things, that the Company meet certain financial covenants. Borrowings under the line are unsecured and bear interest at the bank's Eurodollar rate plus 0.75% to 1.5%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER ENDED JUNE 30, 1997 VS. THIRD QUARTER ENDED JUNE 30, 1996

     The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

     The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended June 30, 1997 and 1996.

                                                 Three Months Ended
                                                      June 30,(a)         % or
                                               ----------------------      Point
                                                  1997          1996      Change(b)
                                               --------      --------     --------
Net Revenues:
     Sales                                     $  22,938     $  22,238         3.1%
     Pawn service charges                         19,467        15,891        22.5%
                                               ---------     ---------
          Total revenues                          42,405        38,129        11.2%
     Cost goods sold                              18,578        18,578         0.0%
                                               ---------     ---------
          Net revenues                         $  23,827     $  19,551        21.9%
                                               ---------     ---------
                                               ---------     ---------
Other Data:
     Gross profit as a percent of sales             19.0%         16.5%        2.5 pts.
     Average annual inventory turnover               2.4x          2.1x        0.3x
     Average inventory balance per location
          as of the end of the quarter         $     131     $     140        (6.4)%
     Average loan balance per location as of
          the end of the quarter               $     164     $     132        24.2%
     Average yield on loan portfolio                 212%          212%        0.0 pt.
     Redemption rate                                  80%           80%        0.0 pt.

Expenses as a Percent of Total Revenues:
     Operating                                      35.8%         35.3%        0.5 pt.
     Administrative                                  8.0%          5.9%        2.1 pts.
     Depreciation and amortization                   4.5%          5.1%       (0.6) pt.
     Interest, net                                   0.4%          0.8%       (0.4) pt.

Locations in Operation:
     Beginning of period                             247           240
     Acquired                                         -             -
     Established                                       1             2
     Sold, combined or closed                         -             -
                                               ---------     ---------
     End of period                                   248           242
                                               ---------     ---------
                                               ---------     ---------
Average locations in operation
     during the period(c)                         247.5          241.0
                                               ---------     ---------
                                               ---------     ---------

--------------------------------------------------------
     a Figures in thousands, except percentages, inventory turnover and store count.
     b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
     c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

NINE MONTHS ENDED JUNE 30, 1997 VS. NINE MONTHS ENDED JUNE 30, 1996

     The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

     The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine months ended June 30, 1997 and 1996.

                                             Nine Months Ended
                                                  June 30,(a)                % or
                                           -----------------------          Point
                                             1997           1996           Change(b)
                                           ---------     ---------        ----------
Net Revenues:
     Sales                                 $  78,147     $  83,076         (5.9)%
     Pawn service charges                     56,396        52,004          8.4%
                                           -----------   -----------
          Total revenues                     134,543       135,080         (0.4)%
     Cost of goods sold                       64,109        71,410        (10.2)%
                                           -----------   -----------
          Net revenues                     $  70,434     $  63,670         10.6%
                                           -----------   -----------
                                           -----------   -----------
Other Data:
     Gross profit as a percent of sales         18.0%         14.0%         4.0 pts.
     Average annual inventory turnover           2.5x          2.4x         0.1x
     Average inventory balance per
          location as of the end of
          the quarter                      $     131     $     140         (6.4)%
     Average loan balance per location
          as of the end of the quarter     $     164     $     132         24.2%
     Average yield on loan portfolio            211%           208%         3.0 pts.
     Redemption rate                             79%            78%         1.0 pts.

Expenses as a Percent of Total Revenues:
     Operating                                 33.9%          33.5%         0.4 pt.
     Administrative                             7.1%           5.9%         1.2 pts.
     Depreciation and amortization              4.2%           4.2%         0.0 pt.
     Interest, net                              0.5%           1.2%        (0.7)pt.

Locations in Operation:
     Beginning of period                        246            261
     Acquired                                    -              -
     Established                                  4              6
     Sold, combined or closed                    (2)           (25)
                                           -----------   -----------
     End of period                              248            242
                                           -----------   -----------
                                           -----------   -----------
Average locations in operation during
     the period(c)                             247.0          251.5
                                           -----------   -----------
                                           -----------   -----------


----------------------------------------------------
     a Figures in thousands, except percentages, inventory turnover and store count.
     b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
     c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

RESULTS OF OPERATIONS

     The following discussion compares results for the three- and nine-month periods ended June 30, 1997 (""Fiscal 1997 Periods'') to the three- and nine-month periods ended June 30, 1996 (""Fiscal 1996 Periods''). The discussion should be read in conjunction with the accompanying financial statements and related notes.

     During the three-month Fiscal 1997 Period, the Company opened one (1) newly established store and made the decision to close two (2) underperforming stores. During the twelve (12) months ended June 30, 1997, the Company opened nine (9) newly established stores and closed three (3) stores. The two stores identified to be closed during the three-month Fiscal 1997 Period were the result of the Company's ongoing review of its store portfolio. The actual closings are expected to occur during the next twelve
(12) months.    This decision resulted in a $0.4 million charge to operating expense and is primarily for the write-down of fixed and intangible assets. At June 30, 1997, the Company operated 248 stores in twelve (12) states.

     The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three month period ended June 30, 1997, pawn service charge revenue increased $3.6 million to $19.5 million. This resulted from an increase in same store pawn service charge revenue ($3.5 million) and the pawn service charge revenue from new stores not open the full three-month period ($0.1 million). At June 30, 1997, same store pawn loan balances were 26% above June 30, 1996 and the annualized yield on the average pawn loan balance was unchanged at 212%.

     For the nine-month period, pawn service charge revenue increased $4.4 million to $56.4 million. This increase was primarily due to an increase in same store pawn loans outstanding ($3.4 million) and an increase in yield ($0.9 million). The annualized yield for the Fiscal 1997 Period increased to 211% from 208% in the prior Fiscal 1996 Period. Pawn service charge revenue of nine (9) stores that opened during the preceding twelve (12) months ($0.4 million) was largely offset by the stores that closed ($0.3 million).

     A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three-month Fiscal 1997 Period, merchandise sales increased approximately $0.7 million from the Fiscal 1996 Period to approximately $22.9 million.
This resulted from an increase in same store merchandise sales ($0.3 million) and new store sales ($0.6 million), partially offset by lower scrapping activity ($0.1 million) and closed store sales ($0.1 million). Same store sales for the three-month Fiscal 1997 Period increased one percent from the Fiscal 1996 Period while inventory levels per store were 6% lower than the prior year (approximately $131,000 at the end of the Fiscal 1997 Period as compared to $140,000 at the end of the Fiscal 1996 Period).

     For the nine-month Fiscal 1997 Period, merchandise sales decreased approximately $4.9 million from the Fiscal 1996 Period to approximately $78.1 million. A decline in same store merchandise sales ($2.7 million), merchandise sales of the closed stores ($0.7 million), and the decrease in scrap and wholesale jewelry sales ($3.7 million) were partially offset by new store sales ($2.2 million). Same store sales for the nine-month Fiscal 1997 Period declined four percent from the Fiscal 1996 Period largely due to the decline in per store inventory levels.

     For the three- and nine-month Fiscal 1997 Periods, respectively, gross profits as a percentage of merchandise sales increased 2.5 and 4.0 percentage points, to 19% and 18%, from the Fiscal 1996 Periods. This increase results from an improvement in margins on merchandise sales (1.6 and 1.7 percentage points), a reduction in inventory shrinkage when measured as a percentage of merchandise sales (0.8 and 1.0 percentage points) and improved gross profit on wholesale and scrap jewelry sales (0.1 and 1.3 percentage points).

     The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. For both periods, the Company's inventories consisted of approximately 64 percent jewelry (e.g. ladies' and men's rings, chains, bracelets, etc.) and 36 percent general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At June 30, 1997 and 1996, respectively, 83% and 75% of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 92% and 86% of the general merchandise inventory for both periods.

     For the three-month Fiscal 1997 Period, operating expenses as a percentage of total revenues increased 0.5 percentage point to 35.8% from the Fiscal 1996 Period. For the nine-month Fiscal 1997 Period, operating expenses as a percentage of total revenues increased 0.4 percentage point to 33.9%. Excluding the impact of $0.4 million for the two (2) underperforming stores to be closed, operating expenses would have decreased 0.4 percentage point to 34.9% for the three-month Fiscal 1997 Period and would have increased 0.1 percentage point to 33.6% for the nine-month Fiscal 1997 Period.

     Administrative expenses increased 2.1 and 1.2 percentage points in the Fiscal 1997 Periods to 8.0% and 7.1%. These increases were primarily the result of higher accrued management bonus expense, non-capitalized system development costs and costs associated with employee turnover. Based on the Company's performance, management incentive bonuses are anticipated to be earned this year whereas none were earned last year. The Company is making a significant investment in both its store and home office information systems; a portion of these expenditures (e.g., planning, quality assurance and training) are expensed as incurred.

     Depreciation and amortization expense as a percentage of total revenues decreased 0.6 percentage point in the three-month Fiscal 1997 Period and remained unchanged for the nine-month Fiscal 1997 Period. Interest expense as a percentage of total revenues was down 0.4 and 0.7 percentage point in the Fiscal 1997 Periods compared to the prior year period largely as a result of decreased borrowings under the Company's bank line of credit.

     The Company is evaluating the impact of Year 2000. Since the Company plans to replace and upgrade its primary hardware and software systems over the next two years for business reasons, the Company believes that there is little business risk attributable to the Year 2000 problem. As costs are incurred relating to the Year 2000 issue, they will be expensed in the same period. Currently, it is not expected that this will have a material adverse effect on future operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the Fiscal 1997 Period was $13.1 million as compared to $20.6 million provided in the Fiscal 1996 Period. A portion of the Fiscal 1996 net cash provided by operating activities is the result of income tax refunds from the carryback of the Company's Fiscal 1995 net operating loss and a decrease in income taxes payable resulting from the carryforward of this net operating loss. Net cash used by investing activities was $10.0 million for the Fiscal 1997 Period compared to $5.3 million provided in the Fiscal 1996 Period. The change is primarily due to an increase in pawn loan balances in the Fiscal 1997 Period compared to the decrease in the Fiscal 1996 Period.

     In the Fiscal 1997 Period, the Company invested approximately $3.9 million, including investments in leasehold improvements and equipment for existing stores and four (4) newly established stores. The Company funded these expenditures largely from cash provided by operating activities. The Company plans to open approximately five (5) stores in the 1997 fiscal year, including the four already opened. The Company anticipates that cash provided by operating activities and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year.

     The Company's current revolving line of credit agreement was amended on May 9, 1997 and matures January 30, 2000. That agreement requires, among other things, that the Company meet certain financial covenants. Borrowings under the line bear interest at the bank's Eurodollar rate plus 0.75% to 1.5%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50.0 million. At June 30, 1997, the Company had approximately $13 million outstanding on the credit facility and additional borrowing capacity of approximately $30.9 million.

SEASONALITY

     Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first fiscal quarter (October, November and December) due to the holiday season.

FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q includes ""forward-looking statements'' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yield on loan portfolio, redemption rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

                                   PART II

ITEM 1.   LEGAL PROCEEDINGS

     On July 28, 1995, the Company terminated the Employment Agreement of Courtland L. Logue, Jr., the Company's former Chairman and Chief Executive Officer, and an owner of approximately 19% of the Company's outstanding voting securities (Class B Voting Common Stock). Since Mr. Logue's termination, the Company has had ongoing discussions with him concerning certain equipment leases and other matters of dispute between Mr. Logue and the Company, as well as the application of provisions to Mr. Logue's Employment Agreement and Stock Purchase Agreement with the Company. On March 8, 1996, the Company filed a lawsuit styled EZCORP, INC. V. COURTLAND L. LOGUE, JR. in the 201st District Court of Travis County, Texas to declare Mr. Logue's employment contract terminated and, as a result, to permit the Company to recover approximately $2.7 million in damages pursuant to the terms of Mr. Logue's Stock Purchase Agreement. Mr. Logue filed counter-claims to recover monetary damages relating to the Employment Agreement and certain equipment leases and notes entered into between Mr. Logue and the Company. The trial court has ruled that the Company may not recover from Mr. Logue, under the terms of the performance right provision, as that provision, according to the trial court, represents an unenforceable penalty and not, as the Company believes, an enforceable liquidated damage provision. However, the Company has asserted other claims against Mr. Logue for the recovery of significant monetary damages. The case is in the discovery phase, with a trial expected later in 1997.

     The Company is also the nominal defendant in a lawsuit filed July 18, 1997 styled HERBERT GREENSPAN V. STERLING BRINKLEY, ET AL, in the Castle County Court of Chancery in the State of Delaware. Mr. Greenspan alleges that Mr. Brinkley and the other directors named in the lawsuit breached their fiduciary duties to EZCORP, Inc. by (among other things) approving a $1.5 million loan to Mr. Brinkley and by approving a ""Financial Advisory Services Agreement'' with Morgan Schiff & Company, Inc. which includes a monthly retainer of $33,333. Mr. Greenspan's suit seeks a ruling that Mr. Brinkley be required to repay his loan to EZCORP, Inc., rescission of the agreement between EZCORP, Inc. and Morgan Schiff & Company, Inc., an award of any damages to EZCORP, Inc., and attorney's fees. The defendants are planning to file a motion to dismiss prior to September 8, 1997.

ITEM 2.   CHANGES IN SECURITIES

               Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5.   OTHER INFORMATION

               Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits                                          Incorporated by
               Number         Description                        Reference to
               ------         -------------------------------    ---------------
               Exhibit 11.1   Statement Regarding Computation
                              of Per Share Earnings              Filed herewith

               Exhibit 27     Financial Data Schedule            Filed herewith

          (b)  Reports on Form 8-K
               The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1997.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  EZCORP, INC.
                                 ----------------------------------------------
                                                  (Registrant)




Date:   August 11, 1997          By:         /s/ DAN N. TONISSEN
                                 ----------------------------------------------
                                                  (Signature)


                                 Dan N. Tonissen
                                 Senior Vice President and
                                 Chief Financial Officer