Form 10-Q/A
period 1997-06-30
EZCORP INC
filed 1997-10-15
CIK 876523

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-Q/A
                        AMENDMENT #1
(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                             OR

          [ ]TRANSITION REPORT PURSUANT TO SECTION  13  OR
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

                        EZCORP, INC.
                    INDEX TO FORM 10-Q/A
                        AMENDMENT #1


REGISTRANT IS FILING THIS AMENDED FORM 10-Q FOR THE PURPOSE OF REVISING THE CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS ON PAGE THREE AND THE LANGUAGE IN THE THIRD PARAGRAPH ON PAGE FIVE AND THE SECOND PARAGRAPH ON PAGE ELEVEN. THE CHANGES TO THE CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS APPEAR IN THE INVESTING ACTIVITIES SECTION AND CHANGES THE PAWN LOANS FORFEITED AND TRANSFERRED TO INVENTORIES, PAWN LOANS MADE AND PAWN LOANS REPAID FOR THE 1997 NINE MONTH PERIOD.



PART I.  FINANCIAL INFORMATION                          Page

     Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       June 30, 1997 and September 30, 1996                1

       Condensed Consolidated Statements of Operations -
       Three and Nine Months Ended June 30, 1997 and 1996  2

       Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended June 30, 1997 and 1996            3

       Notes to Interim Condensed Consolidated Financial
       Statements                                          4


       Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations    6


PART II.  OTHER INFORMATION                               11


SIGNATURE                                                 13

                             PART I
Item 1.  Financial Statements (Unaudited)

                  EZCORP, Inc. and Subsidiaries
        Condensed Consolidated Balance Sheets (Unaudited)
                     (Dollars in thousands)

                                     June 30,    September 30,
                                       1997          1996
                                     ---------   -------------
ASSETS:
     Current assets:
       Cash and cash equivalents      $  1,241     $  1,419
       Pawn loans receivable            40,693       34,636
       Service charge receivable        11,954       10,262
       Inventories (net)                32,568       35,834
       Other                             4,738        5,138
                                       -------      -------
          Total current assets          91,194       87,289

     Property and equipment, net        32,785       34,266

     Other assets:
       Excess purchase price over
       net assets acquired              12,650       13,099
       Other                             5,490        5,712
                                       -------      -------
          Total assets                $142,119     $140,366
                                       =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Current maturities of
       long-term debt                 $      9     $    172
       Accounts payable and accrued
       expenses                          7,733        8,183
       Other                             2,491        2,776
                                       -------      -------
          Total current liabilities     10,233       11,131

     Long-term debt less current
     maturities                         13,136       16,244

     Stockholders' equity:
       Preferred stock, par value $.01
       a share - Authorized 5,000,000
       shares; none issued and
       outstanding                           -            -
       Class A Non-voting common stock,
       par value $.01 a share -
       Authorized 40,000,000 shares;
       10,524,563 shares issued
       and 10,515,530 shares outstanding
       at June 30, 1997 (9,728,904
       issued and 9,719,871 outstanding
       at September 30, 1996)              105           97
       Class B Voting Common stock,
       par value $.01 a share -
       Authorized 2,274,969 shares;
       1,480,301 shares issued and
       outstanding at June 30, 1997
       (2,270,863 shares issued and
       outstanding at September 30, 1996)   15           23
       Additional paid-in capital      114,338      114,301
       Retained earnings                 5,056        (666)
                                       -------      -------
                                       119,514      113,755
       Other                             (764)        (764)
                                       -------      -------
          Total stockholders' equity   118,750      112,991
                                       -------      -------
          Total liabilities and
          stockholders' equity        $142,119     $140,366
                                       =======      =======

See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                  EZCORP, Inc. and Subsidiaries
   Condensed Consolidated Statements of Operations (Unaudited)
        (Dollars in thousands, except per share amounts)

                                  Three Months Ended    Nine Months Ended
                                        June 30,            June 30,
                                  ------------------    -----------------
                                    1997       1996       1997      1996
                                  --------   -------    --------  --------
Revenues:
     Sales                        $ 22,938  $ 22,238    $ 78,147  $ 83,076
     Pawn service charges           19,467    15,891      56,396    52,004
                                   -------   -------     -------   -------
       Total revenues               42,405    38,129     134,543   135,080

Cost of goods sold                  18,578    18,578      64,109    71,410
                                   -------   -------     -------   -------
     Net revenues                   23,827    19,551      70,434    63,670

Operating expenses:
     Operations                     15,178    13,463      45,624    45,232
     Administrative                  3,391     2,234       9,575     7,907
     Depreciation and amortization   1,902     1,945       5,618     5,688
                                   -------   -------     -------   -------
       Total operating expenses     20,471    17,642      60,817    58,827
                                   -------   -------     -------   -------
Operating income                     3,356     1,909       9,617     4,843

Interest expense                       153       319         675     1,602
                                   -------   -------     -------   -------
Income before income taxes           3,203     1,590       8,942     3,241

Income tax expense                   1,153       563       3,220     1,171
                                   -------   -------     -------   -------
Net income                        $  2,050  $  1,027    $  5,722  $  2,070
                                   =======   =======     =======   =======
Earnings per share
     Primary                      $   0.17  $   0.09    $   0.48  $   0.17
                                   =======   =======     =======   =======
     Fully diluted                $   0.17  $   0.09    $   0.48  $   0.17
                                   =======   =======     =======   =======
Weighted average shares outstanding
     Primary                    11,995,832 11,990,734 11,994,786 11,987,393
                                ========== ========== ========== ==========
     Fully diluted              12,003,692 11,990,734 12,002,842 11,987,393
                                ========== ========== ========== ==========

See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                  EZCORP, Inc. and Subsidiaries
  Condensed Consolidated Statements of Cash Flows (Unaudited)
                      (Dollars in thousands)

                                                    Nine Months Ended
                                                          June 30,
                                                    -----------------
                                                     1997       1996
                                                    --------  --------
OPERATING ACTIVITIES:
     Net income                                     $  5,722  $ 2,070
     Adjustments to reconcile net
     income to net cash provided by
       operating activities:
       Provision for store closings                      493        -
       Depreciation and amortization                   5,618    5,688
       Deferred income taxes                           (103)        -
       Gain on sale of assets                              -    (262)
       Changes in operating assets and
       liabilities:
          (Increase)/decrease in service
          charge receivable                          (1,692)    2,153
          Decrease in inventories                      3,266    7,739
          Decrease in accounts payable and
          accrued expenses                             (413)  (2,283)
          Increase/(decrease) in customer
          layaway deposits                             (193)      250
          Decrease in income taxes payable              (90)        -
          Decrease in income taxes recoverable             -    4,236
          Other                                          446    1,033
                                                    -------- --------
          Net cash provided by operating activities   13,054   20,624

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred
     to inventories                                   36,720   38,749
     Pawn loans made                               (123,936)(111,689)
     Pawn loans repaid                                81,159   80,789
                                                    -------- --------
          Net (increase)/decrease in loans           (6,057)    7,849

     Additions to property, plant, and equipment     (3,904)  (4,650)
     Sale of assets                                        -    2,143
                                                    -------- --------
          Net cash provided/(used) in
          investing activities                       (9,961)    5,342

FINANCING ACTIVITIES:
     Proceeds from bank borrowings                     9,000    3,000
     Payments on borrowings                         (12,271) (29,628)
                                                    -------- --------
          Net cash used by financing activities      (3,271) (26,628)
                                                    -------- --------
Decrease in cash and cash equivalents                  (178)    (662)

Cash and cash equivalents at beginning of period       1,419    4,593
                                                    -------- --------
     Cash and cash equivalents at end of period    $   1,241 $  3,931
                                                    ========  =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock to 401(k) Plan       $      37 $     65

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

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 will not materially change the current calculation of primary and fully diluted earnings per share as these stock options are immaterial.

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

      The Company is also the nominal defendant in a lawsuit filed July 18, 1997 by a holder of thirty-nine (39) shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleges the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit seeks recision of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. The defendants have filed a motion to dismiss which is pending before the court.

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

                            Three Months Ended         % or
                                June 30,(a)            Point
                             1997         1996      Change(b)
                            -------------------     ---------
Net Revenues:
     Sales                  $ 22,938   $ 22,238         3.1%
     Pawn service charges     19,467     15,891        22.5%
                             -------    -------
       Total revenues         42,405     38,129        11.2%
     Cost goods sold          18,578     18,578         0.0%
                             -------    -------
       Net revenues         $ 23,827   $ 19,551        21.9%
                             =======    =======
Other Data:
     Gross profit as a
     percent of sales          19.0%      16.5%      2.5 pts.
     Average annual
     inventory turnover         2.4x       2.1x      0.3x
     Average inventory balance
     per location as of the
     end of the quarter         $131       $140     (6.4)%
     Average loan balance per
     location as of the end
     of the quarter             $164       $132     24.2%
     Average yield on loan
     portfolio                  212%       212%      0.0 pt.
     Redemption rate             80%        80%      0.0 pt.

Expenses as a Percent of Total Revenues:
     Operating                 35.8%      35.3%      0.5 pt.
     Administrative             8.0%       5.9%      2.1 pts.
     Depreciation and
     amortization               4.5%       5.1%     (0.6) pt.
     Interest, net              0.4%       0.8%     (0.4) pt.

Locations in Operation:
     Beginning of period         247        240
     Acquired                      -          -
     Established                   1          2
     Sold, combined or closed      -          -
                               -----      -----
     End of period               248        242
                               =====      =====
Average locations in operation
during the period(c)           247.5      241.0
                               =====      =====

-----------------------------------------------
a    Figures  in  thousands,  except percentages,  inventory
     turnover and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

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

                           Nine Months Ended          % or
                              June 30,(a)            Point
                           1997         1996       Change(b)
                           ------------------      ---------
Net Revenues:
     Sales                 $ 78,147  $ 83,076       (5.9)%
     Pawn service charges    56,396    52,004         8.4%
                            -------   -------
       Total revenues       134,543   135,080       (0.4)%
     Cost of goods sold      64,109    71,410      (10.2)%
                            -------   -------
       Net revenues        $ 70,434  $ 63,670        10.6%
                            =======   =======
Other Data:
     Gross profit as a
     percent of sales         18.0%     14.0%      4.0 pts.
     Average annual
     inventory turnover        2.5x      2.4x      0.1x
     Average inventory balance
     per location as of the
     end of the quarter        $131      $140     (6.4)%
     Average loan balance
     per location as of the end
     of the quarter            $164      $132      24.2%
     Average yield on
     loan portfolio            211%      208%       3.0 pts.
     Redemption rate            79%       78%       1.0 pts.

Expenses as a Percent of Total Revenues:
     Operating                33.9%     33.5%       0.4 pt.
     Administrative            7.1%      5.9%       1.2 pts.
     Depreciation and
     amortization              4.2%      4.2%       0.0 pt.
     Interest, net             0.5%      1.2%      (0.7) pt.

Locations in Operation:
     Beginning of period        246       261
     Acquired                     -         -
     Established                  4         6
     Sold, combined or closed   (2)      (25)
                              -----     -----
     End of period              248       242
                              =====     =====
Average locations in operation
during the period(c)          247.0     251.5
                              =====     =====

------------------------------------------------
a    Figures  in  thousands,  except percentages,  inventory
     turnover and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Results of Operations

    The following discussion compares results for the three- and nine-month periods ended June 30, 1997 ("Fiscal 1997 Periods") to the three- and nine-month periods ended June 30, 1996 ("Fiscal 1996 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

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


Forward-Looking Information

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yield on loan portfolio, redemption rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements and the  effect of government and environmental regulations  and
(ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

      The Company is also the nominal defendant in a lawsuit filed July 18, 1997 by a holder of thirty-nine (39) shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleges the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit seeks recision of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. The defendants have filed a motion to dismiss which is pending before the court.

Item 2.Changes in Securities

       Not Applicable

Item 3.Defaults Upon Senior Securities

       Not Applicable

Item 4.Submission of Matters to a Vote of Security Holders

       Not Applicable

Item 5.Other Information

       Not Applicable

Item 6.Exhibits and Reports on Form 8-K

       (a)  Exhibits                                    Incorporated by
            Number       Description                      Reference to
            --------     -----------------------------  ---------------
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


                                        EZCORP, INC.
                             -------------------------------
                                        (Registrant)




Date:October 15, 1997    By:       /s/ DAN N. TONISSEN
                             -------------------------------
                                       (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer