Form 10-K
period 1997-09-30
EZCORP INC
filed 1997-12-23
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-K

(Mark One)
          [x]
          ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1997
                             OR

          []
          TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)
          OF  THE  SECURITIES EXCHANGE ACT OF 1934  [NO  FEE
          REQUIRED]

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

                            None

 Securities Registered Pursuant to Section 12(g) of the Act:

                                      Name of Each Exchange
   Title of Each Class                 on Which Registered
   -------------------                ---------------------
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

      The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by two record holders, one of whom is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant as of December 1, 1997, based on the closing price on the Nasdaq Stock Market on such date, was $90 million.

      As of December 1, 1997, 10,515,530 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,480,301 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                YEAR ENDED SEPTEMBER 30, 1997
                     INDEX TO FORM 10-K

Item                                               Page
 No.                                               No.

                        INTRODUCTION

                           PART I.


1.   Business                                         2
2.   Property                                        13
3.   Legal Proceedings                               15
4.   Submission of Matters to a Vote
     of Security Holders                             15


                          PART II.

5.   Market for Registrant's Common Equity and Related
     Stockholder Matters                             16
6.   Selected Financial Data                         16
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations             18
8.   Financial Statements and Supplementary Data     23
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure             40


                          PART III.

10.  Directors and Executive Officers of the
     Registrant                                      40
11.  Executive Compensation                          42
12.  Security Ownership of Certain Beneficial Owners and
     Management                                      47
13.  Certain Relationships and Related Party
     Transactions                                    48


                          PART IV.

14.  Financial Statement Schedules, Exhibits, and
     Reports on Forms 8-K                            50


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

General
      The Company is engaged in establishing, acquiring, and operating pawnshops which function as convenient sources of consumer credit and as value-oriented specialty retailers of primarily previously owned merchandise. Through its lending function, the Company makes relatively small, non-recourse loans secured by pledges of tangible personal property. The Company contracts for a pawn service charge to compensate it for each pawn loan. Pawn service charges, which generally range from 12% to 300% per annum, are calculated based on the dollar amount and duration of the loan and accounted for approximately 44% of the Company's revenues for the year ended September 30, 1997 ("Fiscal 1997"). In Fiscal 1997, approximately 78% of the loans made by the Company were redeemed in full along with the payment of the pawn service charge or were renewed or extended through the payment of the pawn service charge. In most states in which the Company operates, collateral is held one month with a sixty-day extension period after which such collateral is forfeited for resale.

      As of December 1, 1997, the Company operated 249 locations: 151 in Texas, 24 in Colorado, 23 in Indiana, 13 in Alabama, 10 in Georgia, 9 in Oklahoma, 8 in Tennessee, 3 in Mississippi, 3 in Louisiana, 2 in North Carolina, 1 in Arkansas, 1 in Florida and 1 in Nevada. The Company intends to expand through the establishment or acquisition of stores primarily in existing markets to form efficient regional clusters. The Company intends to expand in states with regulatory, competitive, and demographic characteristics conducive to successful pawnshop operation.

      The pawnshop industry in the United States is a large, highly fragmented, and growing industry. The industry consists of over 10,000 pawnshops owned primarily by independent operators who typically own one to three locations.

Lending Activities
      The Company is engaged in the business of making pawn loans, which typically are relatively small, non-recourse loans secured by pledges of tangible personal property. As of September 30, 1997, the Company had approximately 590,000 loans outstanding, representing an aggregate principal balance of $42.8 million. The Company contracts for a pawn service charge to compensate it for a pawn loan. A majority of the Company's outstanding pawn loans are in an amount that permits pawn service charges of 20% per month or 240% per annum. For Fiscal 1997, pawn service charges accounted for approximately 44% of the Company's total revenues.

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

      The table below shows the dollar amount of loans made, loans repaid, and loans forfeited for the Company for the fiscal years ended September 30, 1995, 1996, and 1997:

                            Fiscal Years Ended September 30,
                              1995       1996      1997
                            --------------------------------
                                (dollars in millions)

     Loans made             $ 192.2    $ 151.4     $ 170.4
     Loans repaid            (137.9)    (105.7)     (108.9)
     Loans forfeited          (52.3)     (50.8)      (53.3)
                             ------     ------      ------
     Net increase (decrease) in pawn
     loans outstanding at
     the end of the year    $   2.0    $  (5.1)    $   8.2
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

      Of  the  Company's 249 locations in  operation  as  of
December 1, 1997, 151 were stores located in Texas. Accordingly, Texas pawnshop laws have the greatest application to the Company's operations. In Texas, pawnshop operations are regulated by the State of Texas Office of Consumer Credit Commissioner in accordance with Chapter 51 of the Texas Credit Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act"). See "Regulation."

       The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with Texas law under the Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. The maximum allowable pawn service charges under the Pawnshop Act for the various stratified loan amounts for the year beginning July 1, 1996, and ending June 30, 1997, and for the year beginning July 1, 1997, and ending June 30, 1998, are as follows:

    Schedule of Applicable Loan Service Charges for Texas

     Year Ending June 30, 1997   Year Ending June 30, 1998
                       Maximum                     Maximum
                     Allowable                   Allowable
                        Annual                      Annual
    Amount Financed Percentage  Amount Financed Percentage
     Per Pawn Loan        Rate   Per Pawn Loan        Rate
    --------------  ----------  --------------  ----------
        $1 to $132        240%      $1 to $135        240%
   $132.01 to $440        180%    $136 to $450        180%
 $440.01 to $1,320         30%  $451 to $1,350         30%
$1,320.01 to $11,000       12% $1,351 to $11,250       12%

      Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 1996 through June 30, 1997, the loan ceiling was $11,000. For the period July 1, 1997 through June 30, 1998, the loan ceiling is $11,250. The Company's average loan amount for Fiscal 1997 was approximately $73.

Retail Activities
      Jewelry sales represent approximately 60% of the Company's merchandise sales with the remaining sales consisting primarily of consumer electronics, tools, firearms, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. The Company obtains its inventory primarily from unredeemed collateral, and to a lesser extent, from purchases from the general public and from wholesale sources. For Fiscal 1997, purchases from the general public and from wholesale sources constituted approximately 7% of the dollar value of inflows to inventory. During Fiscal 1997, $82.1 million of merchandise was added to inventory through forfeited collateral. Of such amount, approximately $53.3 million was from the principal amount of unredeemed pawn loans, and $28.8 million was from accrued service charges. For Fiscal 1997, retail activities accounted for approximately 56% of the Company's total revenues, but only 18% of the Company's net revenue, after deducting cost of goods sold on merchandise sales.

      The Company utilizes market pricing and customer purchasing decision studies to better define its retail customers and their buying habits. Analysis of the sales and inventory data provided by the Company's management information systems facilitate the design of promotional and merchandising programs and merchandise pricing decisions. Regional merchandising managers develop and implement promotional and merchandising programs, review merchandise pricing decisions and balance inventory levels within markets. During Fiscal 1997, the Company continued to upgrade merchandise presentations through improved category merchandise displays and better retail signage.

      The Company does not give prospective buyers any warranties on most merchandise sold through its retail operations, except for certain purchases of new, wholesale-purchased merchandise, which may have a limited manufacturer's warranty. Prospective buyers may purchase an item on layaway through the Company's "EZ Layaway" program. Through EZ Layaway, a prospective purchaser will typically put down a minimum of 20% of an item's purchase price as a customer layaway deposit. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full. As of September 30, 1997, the Company had $2 million in customer layaway deposits and related payments.

      The Company's overall inventory is stated at the lower of cost or market. The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company has continued to refine the method of estimating these reserves through further study and analysis of sales trends, inventory aging, shrinkage, and losses on aged inventory. Valuation allowances, including shrinkage reserves, amounted to $6.9 million as of September 30, 1997. At September 30, 1997, total inventory on hand was $39.3 million, after deducting an allowance for shrinkage and valuation of inventory.

Seasonality
      Historically, pawn service charge revenues are highest in the Company's fiscal fourth quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the Company's fiscal first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

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

Store Management
      A typical Company store employs five to six people consisting of a manager, an assistant manager, and three to four sales and lending representatives. Store managers are specifically responsible for ensuring that their store is run in accordance with the Company's established policies and procedures, and for operating their store according to performance parameters consistent with the Company's store operating guidelines. Each manager reports to one of approximately 29 area managers who are responsible for the stores within a specific operating region. Area managers are responsible for the performance of all stores within their area and report to one of three regional directors. The regional directors report to the President of the Company.

Management Information Systems and Controls
      The Company has a store level point of sale (POS) system that automates the recording of all store-level transactions. Financial summary data from all stores is retrieved and processed at the corporate office each day and is available for management review by early morning for the preceding day's transactions. This information is available to field management via the Company's internal network. The Company's communications network provides access to each store from the corporate offices.

      During 1997, the Company began the development of the next generation of its POS system. This new system will provide additional store level functionality, enhance reporting and controls and provide software and hardware scalability. The Company plans to beta test this new system in its second fiscal 1998 quarter and, based on the success of this test, install the system chain wide by the end of fiscal 1998. Also, the Company has invested in its home office systems with the creation of a centralized data warehouse and is in the process of replacing its financial and human resource information systems. The Company believes that these systems will provide better tools to analyze, monitor, manage and control the business.

      The Year 2000 issue is the result of computer programs being written using two digits rather than four (for example, "97" for 1997) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. Since the Company is currently in the process of replacing and upgrading its computer hardware and software systems, the Company believes that there is little business risk attributable to the Year 2000 issue.

       The Company has an internal audit staff of approximately 16 employees to ensure that the Company's policies and procedures are consistently followed. In addition, the audit department carefully monitors, among other things, the Company's perpetual inventory system, lending practices and regulatory compliance.

Personnel
       As  of  September  30,  1997,  the  Company  employed
approximately 1,800 people, including approximately 200 management and administrative personnel. The Company believes that its profitability is dependent upon its employees' ability to make loans that achieve optimum redemption rates, to sell retail merchandise effectively, and to provide prompt and courteous customer service. The Company seeks to hire people who will become long-term,
career   employees.  To  achieve  the  Company's  long-range
personnel   goals,  the  Company  strives  to  develop   its
employees through a combination of classroom training and supervised on-the-job loan and sales training for new employees.

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

Growth and Expansion
      During Fiscal 1997, the Company established five (5) stores. The Company plans to continue its expansion in existing markets and to enter new markets in other states which have regulatory, demographic, and competitive characteristics that are conducive to successful pawnshop operations. The Company seeks to establish clusters of stores in specific geographic regions depending upon individual market demographics. In this manner, the Company expects to achieve certain economies of scale relative to its advertising, name recognition, and managerial and administrative costs.

      The eleven (11) most recently established stores with twelve full months of operating data, opened by the Company through September 30, 1997, required an average gross investment (including inventory, pawn loans and property, plant and equipment) of approximately $350,000 per pawnshop during the first twelve months of operation.

     The Company's expansion program is dependent on several variables, such as the availability of acceptable sites or acquisition candidates and qualified personnel. The Company's ability to add newly established stores in Texas counties having a population of 250,000 or more has been adversely affected by Texas law which became effective September 1, 1991, which requires a finding of public need and probable profitability by the Texas Consumer Credit Commissioner as a condition to the issuance of any new pawnshop license in such counties. Since September 1, 1991, the Company has opened or acquired 51 locations in Texas counties having a population of less than 250,000. See "Regulation."

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

Regulation

Pawnshop Operations
      The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Of the Company's 249 locations as of December 1, 1997, 151 were in Texas. Accordingly, Texas pawnshop laws have the greatest application to the Company's operations. The laws of Colorado, Indiana, Alabama, Georgia, Oklahoma, Tennessee, Mississippi, Louisiana, North Carolina, Arkansas, Florida and Nevada also have application to the Company's pawnshop operations in those states. At December 1, 1997, the Company's pawnshops were located as follows: 151 in Texas, 24 in Colorado, 23 in Indiana, 13 in Alabama, 10 in Georgia, 9 in Oklahoma, 8 in Tennessee, 3 in Mississippi, 3 in Louisiana, 2 in North Carolina, 1 in Arkansas, 1 in Florida and 1 in Nevada. In the states in which the Company operates other than Texas, Oklahoma, and Alabama, pawnshops are subject to local regulation at the municipal and county level, which regulation may affect the ability of the Company to expand its operations in those states.

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

       The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with the Texas Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. Under Texas law, there is a ceiling on the maximum allowable pawn loan. From July 1, 1996 to June 30, 1997, the loan ceiling was $11,000. For the period July 1, 1997 through June 30, 1998, the loan ceiling is $11,250. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for July 1, 1996 to June 30, 1998 is presented in "Lending Activities."

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

The amount financed in Oklahoma may not exceed $25,000 per pawn transaction. In addition, the Oklahoma Pawnshop Act requires each applicant to (1) be of good moral character;
(2) have net assets of at least $25,000; (3) show that the pawnshop will be operated lawfully and fairly within the purpose of the Oklahoma Pawnshop Act; and (4) not have been convicted of any felony which directly relates to the duties and responsibilities of the occupation of pawnbroker.

Tennessee Pawnshop Regulations
     Tennessee law provides for the licensing of pawnbrokers in that state. It further requires (1) that pawn transactions be reported to local law enforcement agencies,
(2) requires pawnbrokers to maintain insurance coverage on the property held on pledge for the benefit of the pledgor,
(3) establishes certain hours during which pawnshops may be opened for business, and (4) requires certain bookkeeping records be maintained. Tennessee law prohibits pawnbrokers from selling, redeeming, or disposing of any goods pledged or pawned to or with them within 15 days after making their report to local law enforcement agencies.

      Applicable Tennessee law provides that pawnbrokers may charge interest of 2% a month, plus service charge of 20% or one-fifth of the amount of the loan for investigating the title, storing and insuring the pledged goods, closing the loan, and for other expenses and losses associated with the loan.

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

      As of October 1, 1996, pawn transactions have been subject to Florida regulations codified in Chapter 539 of the Florida Statutes. Under such regulations, licensing of pawnshops and regulatory enforcement of such shops is performed by the Division of Consumer Services of the Department of Agriculture and Consumer Services. Such regulations require, among other things, that the pawnshop fill out a Pawnbroker Transaction Form showing the customer name, type of item pawned, and disclosing the amount of the pawn loan and the applicable finance charges. A copy of each form must be delivered to local law enforcement officials at the end of each business day.

      From October 1, 1996, pawn loans in Florida had a 30 day maturity date. If the customer does not redeem the loan within 30 days following the maturity date (or the next business day, whichever is later), all right, title, and interest to the property vests in the pawnbroker. The pawnbroker is entitled to charge two percent of the amount financed for each thirty days as interest, and an additional amount as pawn service charges, provided the total amount of such charge, inclusive of interest, does not exceed 25% of the amount financed for each 30 day period in a pawn transaction. The pawnbroker may charge a minimum pawn service charge of $5.00 for each 30 day period. Pawns may be extended by agreement, with the charge applicable being one-thirtieth of the original total pawn service charge for each day by which the loan is extended. For loans redeemed greater than 60 days after the date made, pawn service charges continue to accrue at the daily rate of one-thirtieth of the original total pawn service charge.

Nevada Regulations
      In Nevada, all pawn loans must be held for redemption for at least 120 days after the date the loan is made. A pawnbroker may charge interest at the rate of 10% per month for money loaned on the security of personal property actually received. In addition, the pawnbroker may collect an initial set up fee of $5. Property received in pledge may not be removed from the pawnshop, except when redeemed by the owner, prior to 30 days after a report of the receipt of such property is reported to the sheriff or chief of police.

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

Item 2. Property

      As of December 1, 1997, the Company owned the real estate and buildings for 23 of its pawnshops and leased 226 of its operating pawnshop locations. Leased facilities are generally leased for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between February 28, 1998 and February 28, 2008. All leases provide for specified periodic rental payments. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that termination of any particular lease would not have a material adverse effect on the Company's operations. Of the Company's leased pawnshop locations, five are leased from affiliated entities in the ordinary course of business. All of such leases provide for market rental rates. The Company's strategy is generally to lease, rather than acquire, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities owned and leased by it as pawnshop locations are suitable for such purpose.

      The following table presents the metropolitan areas or
regions (as defined by the Company) generally served by  the
Company and the number of retail locations serving each such market as of December 1, 1997:
                                    Number of
                                 Locations in
               Area/Region          Each Area
               -------------     ------------
               Texas:
                    Houston                58
                    San Antonio            17
                    South Texas            17
                    North and West Texas   17
                    Dallas                  8
                    Central Texas          11
                    Austin Area            10
                    Laredo Area             8
                    Corpus Christi          5
                                          ---
                       Total Texas        151

               Colorado:
                    Denver Area            16
                    Colorado Springs Area   6
                    Pueblo                  2
                                          ---
                       Total Colorado      24

               Indiana:
                    Indianapolis Area      12
                    Other Areas            11
                                          ---
                       Total Indiana       23

               Alabama:
                    Birmingham Area         6
                    Montgomery              4
                    Mobile                  2
                    Other Areas             1
                                          ---
                       Total Alabama       13

               Georgia:
                    Atlanta Area           10
                                          ---
                       Total Georgia       10

               Oklahoma:
                    Oklahoma City Area      4
                    Tulsa Area              3
                    Other Areas             2
                                          ---
                       Total Oklahoma       9

               Tennessee:
                    Memphis                 8
                                          ---
                       Total Tennessee      8

               Mississippi:
                    Jackson                 2
                    Other Areas             1
                                          ---
                       Total Mississippi    3

               Louisiana:
                    New Orleans Area        2
                    Other Areas             1
                                          ---
                       Total Louisiana      3

               North Carolina:
                    Raleigh-Durham Area     2
                                          ---
                       Total North Carolina 2

               Arkansas:
                    West Helena             1
                                          ---
                       Total Arkansas       1

               Florida:
                    Pensacola               1
                                          ---
                       Total Florida        1

               Nevada:
                    Las Vegas               1
                                          ---
                       Total Nevada         1
                                          ---

                       Total Company      249
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

       On  July  28,  1995,  the  Company  terminated  the
Employment  Agreement  of Courtland  L.  Logue,  Jr.,  the
Company's former Chairman and Chief Executive Officer, and
an owner of approximately 19% of the Company's outstanding
voting  securities (Class B Voting Common  Stock).   Since
Mr.  Logue's  termination, the  Company  has  had  ongoing
discussions  with him concerning certain equipment  leases
and  other  matters of dispute between Mr. Logue  and  the
Company, as well as the application of provisions  to  Mr.
Logue's  Employment Agreement and Stock Purchase Agreement
with  the Company.  On March 8, 1996, the Company filed  a
lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr.  in
the  201st  District  Court of  Travis  County,  Texas  to
declare Mr. Logue's employment contract terminated and, as
a  result,  to permit the Company to recover approximately
$2.7  million  in  damages pursuant to the  terms  of  Mr.
Logue's Stock Purchase Agreement.  Mr. Logue filed counter-
claims  to  recover  monetary  damages  relating  to   the
Employment  Agreement  and certain  equipment  leases  and
notes entered into between Mr. Logue and the Company.  The
trial  court  has ruled that the Company may  not  recover
from  Mr. Logue, under the terms of the performance  right
provision,  as  that  provision, according  to  the  trial
court, represents an unenforceable penalty and not, as the
Company   believes,   an  enforceable  liquidated   damage
provision. However, the Company has asserted other claims against Mr. Logue for the recovery of significant monetary damages. The case is in the discovery phase, with a trial expected in 1998.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                           PART II

Item  5.  Market for Registrant's Common Equity and  Related
Stockholder Matters

     Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on the Nasdaq Stock Market under the symbol EZPW. As of December 1, 1997, there were 298 stockholders of record of the Company's Class A Non-voting Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of December 1, 1997, such stock was held by two stockholders of record.

      The  high  and  low per share price for the  Company's
Class A Common Stock for the past two fiscal years, as reported by Nasdaq, were as follows:

                                               High   Low
    Fiscal 1996:                              -----  -----

      First quarter ended December 31, 1995   $5.75  $4.25
      Second quarter ended March 31, 1996      7.50   4.75
      Third quarter ended June 30, 1996        7.00   5.75
      Fourth quarter ended September 30, 1996  6.88   5.44

    Fiscal 1997:

      First quarter ended December 31, 1996   $8.88  $5.75
      Second quarter ended March 31, 1997      8.13   6.38
      Third quarter ended June 30, 1997       10.25   7.38
      Fourth quarter ended September 30, 1997 11.06   8.75

      As  of  December 1, 1997, the Company's Class A Common
Stock closed at $11.75 per share.

      The Company's restated certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid share and share alike on the Class A Common Stock and the Class B Common Stock. There have been no dividends declared on the Company's Common Stock during the four most recent fiscal years.

      The current policy of the Company's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of the Company's business; however, the Board of Directors will review the dividend policy periodically to determine whether the declaration of dividends is appropriate. In addition, the Company's bank line of credit agreement restricts the payment of dividends without prior consent from the Company's lenders.

Item 6. Selected Financial Data

      The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:

            Selected Financial and Operating Data

                                              The Company
                             --------------------------------------------
                                     Fiscal Years Ended September 30,
                              1993      1994      1995      1996      1997
                              --------------------------------------------
                               (Amounts in thousands, except per share
                                           and store figures)
Operating Data:
Sales (1)                  $ 63,791  $104,773  $115,220  $103,511  $101,454
Pawn service charges         44,834    63,169    74,254    70,115    78,845
                            -------   -------   -------   -------   -------
Total revenues (1)          108,625   167,942   189,474   173,626   180,299
Cost of goods sold (1)       48,179    88,256   113,227    88,953    84,468
                            -------   -------   -------   -------   -------
  Net revenues               60,446    79,686    76,247    84,673    95,831
Store operating expenses     40,485    58,181    74,417    58,969    60,735
Corporate administrative
  expenses                    8,433    12,668    15,406    10,712    13,320
Depreciation and
  amortization                2,703     4,471     7,352     7,573     7,616
Interest expense (income)      (378)    1,512     3,059     1,884       982
                            -------   -------   -------   -------   -------
  Income (loss) before
    income taxes              9,203     2,854   (23,987)    5,535    13,178
Income tax expense (benefit)  3,095     1,065    (8,138)    1,992     4,745
                            -------   -------   -------   -------   -------
Net income (loss)          $  6,108  $  1,789  $(15,849) $  3,543  $  8,433
                            =======   =======   =======   =======   =======
   Earnings (loss) per
     common share          $   0.56  $   0.15  $  (1.32) $   0.30  $   0.70

   Cash dividends per
     common share                 -         -         -         -         -

   Weighted average common
   shares and share
   equivalents               10,981    11,975    11,977    11,988    11,995


Stores operated at end
   of period                    186       234       261       246       249


                                                September 30,
                              1993      1994       1995      1996      1997
                            -----------------------------------------------
Balance Sheet Data:
Pawn loans                $ 27,961  $ 37,777   $ 39,782   $ 34,636 $ 42,837
Inventory                   39,127    63,070     41,575     35,834   39,258
Working capital             83,850   106,691     94,916     76,158   89,451
Total assets               137,314   173,989    164,588    140,366  151,051
Long-term debt, net          3,476    36,791     42,916     16,244   19,133
Stockholders' equity       123,935   125,086    109,375    112,991  121,461

(1)Sales from scrap and wholesale activities were reclassified from cost of goods sold to sales in the 1993, 1994 and 1995 operating data.

Item  7.  Management's Discussion and Analysis of  Financial
Condition and Results of Operations

      This discussion and analysis compares the results of operations for the twelve month periods ending September 30, 1997, 1996, and 1995 (designated as "Fiscal 1997", "Fiscal 1996", and "Fiscal 1995"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying financial statements and related notes.

                   Summary Financial Data


                            Fiscal Years Ended September 30,
                              1995        1996       1997
                            --------------------------------
                      (Dollars in thousands, except as indicated)
Net Revenues:
  Sales                    $115,220   $103,511   $101,454
  Pawn service charges       74,254     70,115     78,845
                            -------    -------    -------
     Total revenues         189,474    173,626    180,299
  Cost of sales             113,227     88,953     84,468
                            -------    -------    -------
     Net revenues          $ 76,247   $ 84,673   $ 95,831
                            =======    =======    =======
Other Data:
  Gross margin                 1.7%      14.1%      16.7%
  Average annual inventory
  turnover                     1.9x       2.3x       2.4x
  Average inventory per
  location at year end         $159       $146       $158
  Average loan balance per
  location at year end         $152       $141       $172
  Average pawn loan at
  year end (whole dollars)      $70        $67        $73
  Average yield on loan
  portfolio                    204%       209%       211%
  Redemption rate               76%        78%        78%

Expenses and income as a percentage
  of total revenue (%):
  Store operating              39.3       33.9      33.7
  Administrative                8.1        6.2       7.4
  Depreciation and amortization 3.9        4.4       4.2
  Interest                      1.7        1.1       0.5
  Income (loss) before income
  taxes                       (12.7)       3.2       7.3
  Net income (loss)            (8.4)       2.0       4.7

Stores in operation:
  Beginning of year             234        261       246
  Acquired                        -          -         -
  New openings                   33         11         5
  Sold, combined, or closed      (6)       (26)       (2)
                               ----       ----      ----
  End of year                   261        246       249
  Average number of locations
  during the year (1)           248        254       248
_   __________________

(1)Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Fiscal 1995 Special Charges
     To facilitate year to year comparisons, the following table details the Fiscal 1996 impact of the jewelry liquidation commenced in the fourth Fiscal 1995 quarter and the pretax special charges of $25.5 million for Fiscal 1995. These are more fully discussed below and in Note N of the Notes to Consolidated Financial Statements.

                           Fiscal 1995      Fiscal 1996
                           ($ millions)     ($ millions)
                           -----------      -----------
 Revenues
     Merchandise sales       $    8.9         $    3.8
     Pawn service charges           -                -
                              -------          -------
        Total revenue             8.9              3.8

 Cost of goods sold              24.3              3.8
                              -------          -------
 Net revenue                    (15.4)               -
 Operating expenses
     Operations                   7.7                -
     Administrative               2.4                -
     Depreciation and
      amortization                  -                -
                              -------          -------
        Total operating
        expenses                 10.1                -
                              -------          -------
 Operating income (loss)     $  (25.5)        $      -
                              =======          =======

      During Fiscal 1996, the Company sold on a wholesale basis or scrapped $3.8 million of jewelry which had been identified as excess and written down to net realizable value during the Company's fourth Fiscal 1995 quarter.
These sales and their related cost are included in "Merchandise Sales" and "Cost of Goods Sold." Due to the earlier write-down, these sales had no effect on income for Fiscal 1996.

       In the fourth Fiscal 1995 quarter, the Company identified and commenced the liquidation of approximately $27 million in jewelry inventory which had accumulated primarily as a result of a $20 million new jewelry program undertaken in prior periods and as a result of past lending practices, which have since been modified. During this quarter the Company sold approximately $15.6 million of this jewelry (included in "Cost of Goods Sold") for $8.9 million (included in "Merchandise Sales"). Largely as a result of this scrapping activity, the Company increased its valuation reserve by $8.7 million (included in "Cost of Goods Sold"). In addition, the Company provided $7.7 million for the closing and consolidating of thirty-two (32) stores including the write-down of various tangible and intangible assets (included in "Operations" expense) and provided $2.4 million for several legal matters (included in "Administrative" expense).

Results of Operations
      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For Fiscal 1997, pawn service charge revenue increased $8.7 million from Fiscal 1996 to $78.8 million as a result of an increase in same store pawn service charge revenue ($8.5 million), pawn service charge revenue from new stores not opened the full twelve month period ($0.6 million), reduced by stores which were closed ($0.4 million). At September 30, 1997, same store pawn loan balances were 23% above September 30, 1996, and the annualized yield increased by two (2) percentage points to 211%.

      For Fiscal 1996, pawn service charge revenue decreased $4.2 million from Fiscal 1995 to $70.1 million. A decline in same store pawn service charge revenue ($2.9 million) and the loss of pawn service charge revenue of the 32 closed stores ($3.6 million) were partially reduced by new stores not open the full 12 month period ($2.3 million). At September 30, 1996, same store pawn loan balances were 10% below September 30, 1995 and the annualized yield increased by five (5) percentage points to 209%.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For Fiscal 1997, merchandise sales decreased approximately $2.1 million from Fiscal 1996 to $101.4 million. A decline in same store merchandise sales ($0.3 million), merchandise sales of the closed stores ($0.8 million) and the decrease in wholesale jewelry sales discussed above ($3.8 million) were offset by new store sales ($2.8 million). Same store merchandise sales were down 0.3% compared to Fiscal 1996.

       For Fiscal 1996, merchandise sales decreased approximately $11.7 million from Fiscal 1995 to approximately $103.5 million. A decline in same store merchandise sales ($3.5 million), merchandise sales of the 32 closed stores ($8.1 million), and the decrease in amount of sales associated with the special inventory liquidation discussed above ($5.1 million) were partially offset by new store sales ($5.0 million). Same store sales for Fiscal 1996 declined two percent from Fiscal 1995 primarily as a result of lower inventory levels per store ($146,000 in Fiscal 1996 compared to $159,000 in Fiscal 1995).

      The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At September 30, 1997, 1996 and 1995, the Company's inventories consisted of approximately 63%, 66% and 60% jewelry (e.g., ladies' and men's rings, chains, bracelets, etc.) and 37%, 34% and 40% general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At September 30, 1997, 1996 and 1995, approximately 87%, 75% and 78% of the jewelry inventory was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 96%, 87% and 86% of the general merchandise inventory.

      For Fiscal 1997, gross margins improved 2.6 percentage points from Fiscal 1996 to 16.7% as a result of an improvement in margins on merchandise sales (0.9 of a percentage point), a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.8 of a percentage point to approximately 1.4%) and improved gross profit on wholesale and scrap jewelry sales (an increase of 0.9 of a percentage point).

      For Fiscal 1996, gross margins improved 12 percentage points from Fiscal 1995 to 14%. Excluding the impact of the special charges discussed above, gross profits as a percentage of merchandise sales decreased two percentage points from Fiscal 1995 to 15%. This decrease results from a decline in margins on merchandise sales (six percentage points) offset by the combined favorable effect of a reduction in inventory shrinkage measured as a percentage of merchandise sales (down three percentage points to approximately two percent) and improved gross profit on the sale of scrap jewelry (one percentage point).

      In Fiscal 1997, operating expenses as a percentage of total revenues decreased 0.2 of a percentage point from Fiscal 1996 to 33.7% primarily as a result of the economies realized from the approximately four percent total revenue increase. Administrative expenses increased 1.2 percentage points from Fiscal 1996 to 7.4% primarily as a result of higher management bonus expense and non-capitalized system development costs in Fiscal 1997.

      In Fiscal 1996, operating and administrative expenses as a percentage of total revenues decreased five and two percentage points, respectively (two and one percentage points, excluding the effect of the special charges discussed above) from Fiscal 1995 to 34% and 6%. Both operating and administrative expenses declined relative to total revenues as a result of the closure of under performing stores and the Company's programs to reduce costs.

      Depreciation and amortization expense increased year over year from Fiscal 1995 to Fiscal 1997 largely as a result of the higher level of depreciation on stores opened since September 30, 1994. In Fiscal 1997, depreciation and amortization expense increased slightly compared to Fiscal 1996 due to the fewer new store openings. In Fiscal 1996, depreciation and amortization expense increases were partially offset by the effect of stores that were closed.

      For the three year period, interest expense decreased to $1.0 million in Fiscal 1997 from $1.9 million in Fiscal 1996 and $3.1 million in Fiscal 1995 largely due to decreasing average debt balances for the full twelve month periods.

      Income tax expense for Fiscal 1997 was $4.7 million (36% of pretax income) compared to $2.0 million (36% of pretax income) for Fiscal 1996. An income tax benefit of $8.1 million for Fiscal 1995 resulted from the Fiscal 1995 net operating loss.

     Net income for Fiscal 1997 was $8.4 million compared to net income of $3.5 million for Fiscal 1996. The improvement in net income results primarily from higher pawn service charge revenues and improved gross margins on merchandise sales, partially offset by higher administrative costs. Net income for Fiscal 1996 was $3.5 million compared to a net loss $15.8 million for Fiscal 1995. The improvement in net income results from the net year over year favorable effect of the special charges discussed above, the favorable operating impact of the store closings, and the favorable impact of lower inventory shrinkage, operating and administrative expenses, and interest expense.

      The Year 2000 issue is the result of computer programs being written using two digits rather than four (for example, "97" for 1997) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. Since the Company is currently in the process of replacing and upgrading its computer hardware and software systems, the Company believes that there is little business risk attributable to the Year 2000 issue.

Liquidity and Capital Resources
      Net cash provided by operating activities for Fiscal 1997 was $10.4 million compared to $22.1 million provided in Fiscal 1996 and $8.2 million provided in Fiscal 1995. Improved operating results offset by increases in inventories and pawn service charge receivable were the main factors for the reduced cash provided by operating activities. In addition, a portion of the Fiscal 1996 operating cash flow is the result of income tax refunds from the carryback of the Company's Fiscal 1995 net operating loss and the lower level of taxes payable resulting from the carryforward of this net operating loss ($6.2 million). In Fiscal 1997, bank borrowings increased $2.7 million due to the $13.7 million used by investing activities ($8.2 million increase in investments in pawn loans, and $5.5 million invested in property, plant and equipment) offset by $10.4 million provided by operating activities, and $0.6 million reduction in the Company's cash balances.

      In Fiscal 1997, the Company invested $5.5 million to open five (5) newly established stores, to remodel or relocate 3 existing stores, and to upgrade or replace existing equipment and computer systems. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 50 new stores in the next twelve months and complete the conversion of the computer systems with an expected total capital investment of approximately $15 million. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit will be adequate to fund these capital expenditures and the anticipated pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these expenditures.

      On May 9, 1997 the Company amended its November 29, 1994 revolving line of credit. The amended revolving line of credit matures January 30, 2000. Terms of the amended agreement require, among other things, that the Company meet certain financial covenants. Borrowings under the line are unsecured and bear interest at the bank's Eurodollar rate plus 0.75% to 1.5%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to

$50  million.   At September 30, 1997, the Company  had  $19
million outstanding on the credit facility and additional borrowing capacity of approximately $30 million.

Seasonality
      Historically, pawn service charge revenues are highest in the Company's fiscal fourth quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the Company's fiscal first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

Forward-Looking Information
      This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yield on loan portfolio, redemption rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements and the  effect of government and environmental regulations  and
(ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data


                Index to Financial Statements

                                                   Page

Report of Independent Auditors                       24

Consolidated Financial Statements:

        Consolidated Balance Sheets as of
        September 30, 1997 and 1996                  25

       Consolidated Statements of Operations
       for each of the Three Years in the Period
       Ended September 30, 1997                      26

       Consolidated Statements of Cash Flows
       for each of the Three  Years in the Period
       Ended September 30, 1997                      27

       Consolidated Statements of Stockholders'
       Equity for each of the Three Years in the
       Period Ended September 30, 1997               28


       Notes to Consolidated Financial Statements    29

Report of Independent Auditors

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              ERNST & YOUNG LLP

Austin, Texas
November 13, 1997

                 Consolidated Balance Sheets

                                              September 30,
                                         1996             1997
                                     -----------------------------
                                             (In thousands)
Assets:
  Current assets:
    Cash and cash equivalents          $   1,419       $     829
    Pawn loans                            34,636          42,837
    Service charges receivable            10,262          13,130
    Inventory, net                        35,834          39,258
    Deferred tax asset                     2,140           1,889
    Prepaid expenses and other assets      2,998           1,965
                                         -------         -------
      Total current assets                87,289          99,908

  Property and equipment, net             34,266          32,586

  Other assets:
    Goodwill, net                         13,099          12,532
    Deferred tax asset                     1,200           1,730
    Notes receivable related parties       3,031           3,033
    Other assets, net                      1,481           1,262
                                         -------         -------
  Total assets                          $140,366        $151,051
                                         =======         =======
Liabilities and Stockholders' Equity:
  Current liabilities:
    Current maturities of long-term debt$    172        $      9
    Accounts payable and other accrued
    expenses                               8,183           7,715
    Customer layaway deposits              1,976           1,914
    Federal income taxes payable             800             819
                                         -------         -------
      Total current liabilities           11,131          10,457

  Long-term debt, less current
  maturities                              16,244          19,133

  Stockholders' equity:
    Preferred Stock, par value $.01
    per share - Authorized 5,000,000
    shares; none issued and outstanding        -               -
    Class A Non-voting Common Stock,
    par value $.01 per share                  97             105
      Authorized 40,000,000 shares;
      9,728,904 issued and 9,719,871
      outstanding in 1996;  10,524,563
      issued and 10,515,530 outstanding
      in 1997
    Class B Voting Common Stock, convertible,
      par value $.01 per share                23              15
      Authorized 2,274,969 shares in 1996
      2,270,863 issued and outstanding
      in 1996
      Authorized 1,484,407 shares in 1997
      1,480,301 issued and outstanding
      in 1997
    Additional paid-in capital           114,301         114,338
    Retained earnings (deficit)             (666)          7,767
                                         -------         -------
                                         113,755         122,225
    Treasury stock (9,033 shares in
    1996 and 1997)                           (35)            (35)
    Receivables from stockholders           (729)           (729)
                                         -------         -------
      Total stockholders' equity         112,991         121,461

  Commitments and contingencies
                                         -------         -------
  Total liabilities and stockholders'
  equity                                $140,366        $151,051
                                         =======         =======

See notes to consolidated financial statements.

            Consolidated Statements of Operations

                                      Years Ended September 30,
                                 1995           1996             1997
                               ----------------------------------------
                               (In thousands, except per share amounts)
Revenues:
  Sales                       $115,220       $103,511         $101,454
  Pawn service charges          74,254         70,115           78,845
                               -------        -------          -------
     Total revenues            189,474        173,626          180,299

Costs of goods sold            113,227         88,953           84,468
                               -------        -------          -------
     Net revenues               76,247         84,673           95,831

Operating expenses:
  Operations                    74,417         58,969           60,735
  Administrative                15,406         10,712           13,320
  Depreciation                   5,847          6,302            6,761
  Amortization                   1,505          1,271              855
                               -------        -------          -------
     Total operating expenses   97,175         77,254           81,671
                               -------        -------          -------
Operating income (loss)        (20,928)         7,419           14,160

Interest expense                 3,059          1,884              982
                               -------        -------          -------
Income (loss) before income
taxes                          (23,987)         5,535           13,178

Income tax expense (benefit)    (8,138)         1,992            4,745
                               -------        -------          -------
Net income (loss)             $(15,849)      $  3,543         $  8,433
                               =======        =======          =======
Earnings (loss) per share     $ ( 1.32)      $   0.30         $   0.70
                               =======        =======          =======
Weighted average shares         11,977         11,988           11,995

See notes to consolidated financial statements.

            Consolidated Statements of Cash Flows


                                     Years Ended September 30,
                               1995            1996             1997
                              ----------------------------------------
                                          (In thousands)
Operating Activities:
  Net income (loss)          $(15,849)      $  3,543         $  8,433
  Adjustments to reconcile
  net income (loss) to net
  cash provided by operating
  activities:
    Depreciation and
    amortization                7,425          7,573            7,616
    Deferred income taxes        (139)             -                -
    Restructuring expenses      7,664              -                -
     Net (gain)/loss on sale
     or disposal of assets          -           (167)             520
    Changes in operating assets
    and liabilities:
      Service charges
      receivable               (2,071)         1,190           (2,868)
      Inventory                21,495          5,741           (3,424)
      Notes and accounts
      receivable from related
      parties                    (153)            (3)              (2)
      Prepaid expenses and
      other assets               (473)           (55)             862
      Accounts payable and
      accrued expenses          2,243         (1,778)            (431)
      Customer layaway deposits    88           (124)             (62)
      Federal income taxes
      payable                  (3,307)           800               19
      Deferred tax asset       (4,532)         1,192             (279)
      Income taxes recoverable (4,236)         4,236                -
                              -------       --------         --------
    Net cash provided by
    operating activities        8,155         22,148           10,384

Investing Activities:
  Pawn loans forfeited and
  transferred to inventory     52,297         50,805           53,272
  Pawn loans made            (192,239)      (151,437)        (170,379)
  Pawn loans repaid           137,937        105,778          108,906
                             --------       --------         --------
                               (2,005)         5,146           (8,201)
  Additions to property,
  plant and equipment         (10,813)        (5,836)          (5,505)
  Issuance of notes receivable
  to related parties           (3,000)             -                -
  Proceeds from sale of assets      -          2,031                6
                             --------       --------         --------
    Net cash provided by
    (used in) investing
    activities                (15,818)         1,341          (13,700)

Financing Activities:
  Proceeds from bank
  borrowings                   15,500          5,000           15,000
  Payments on bank borrowings  (9,518)       (31,671)         (12,274)
  Collections of stockholder
  notes receivable                  7              8                -
                              -------        -------          -------
    Net cash provided by
    (used in) financing
    activities                  5,989        (26,663)           2,726
                              -------        -------          -------
  Decrease in cash and
  equivalents                  (1,674)        (3,174)            (590)
  Cash and equivalents at
  beginning of period           6,267          4,593            1,419
    Cash and equivalents at  --------       --------         --------
    end of period           $   4,593      $   1,419        $     829
                             ========       ========         ========
Cash paid during the periods for:
    Interest                $   2,974      $   2,481        $   1,237
    Income taxes            $   4,076      $       -        $   5,006

Noncash investing and financing activities:
  Issuance of common stock
  to 401(k) plan            $      71      $      65        $      37

See notes to consolidated financial statements.

       Consolidated Statements of Stockholders' Equity

                              Add'l  Retained           Receivables
              Common Stock   Paid in Earnings/ Treasury     from
            Shares Par Value Capital (Deficit)  Stock   Stockholders   Total
            ------ --------- ------- --------- -------- ------------ --------
(In thousands)
Balances at
September 30,
1994        11,981    $120  $114,165   $11,640    $(35)     $(804)    $125,086

  Issuance of
  common stock
  to 401(k)
  plan           6       -        71         -       -          -           71
  Reductions
  on stockholder
  notes          -       -         -         -       -         67           67
  Net loss       -       -         -   (15,849)                        (15,849)
            ------    ----   -------   -------    ----     ------     --------
Balances at
September 30,
1995        11,987     120   114,236    (4,209)    (35)      (737)     109,375

  Issuance of
  common stock
  to 401(K)
  plan          12       -        65         -       -          -           65
  Reductions
  on stockholder
  notes          -       -         -         -       -          8            8
  Net income     -       -         -     3,543       -          -        3,543
            ------     ---   -------     -----     ----      -----     -------
Balances at
September 30,
1996        11,999     120   114,301      (666)    (35)      (729)     112,991

  Issuance of
  common stock
  to 401(K)
  plan           5       -        37         -       -          -           37
  Net income     -       -         -     8,433       -          -        8,433
             ------    ----  --------    ------     ----      -----    -------
Balances at
September 30,
1997         12,004    $120  $114,338    $7,767    $(35)     $(729)    $121,461
             ======    ====  ========    ======    ====      =====     ========

See notes to consolidated financial statements.

         Notes to Consolidated Financial Statements

Note A - Summary of Accounting Policies

The   following  is  a  summary  of  significant  accounting
policies of the Company.

Organization: The Company is primarily engaged in establishing, acquiring, and operating pawnshops. As of September 30, 1997, the Company operated 249 locations in 12 states. The pawnshops function as sources of customer credit and as specialty retailers primarily of previously owned merchandise.

Consolidation:    The   consolidated  financial   statements
include  the  accounts of the Company and its  wholly  owned
subsidiaries.   All  significant intercompany  accounts  and
transactions have been eliminated in consolidation.

Revenue Recognition: Pawn loans ("loans") are generally made on the pledge of tangible personal property for one month with an automatic sixty-day grace period (the "loan term"). Pawn service charges on loans are recorded based on the interest method. If the loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (principal plus accrued interest) or the fair value of the property. When this inventory is sold, sales revenue and the related cost are recorded at the time of sale.

Cash and Cash Equivalents: For purposes of this statement, the Company considers investments with maturities of ninety days or less when purchased to be cash equivalents.

Inventory: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited loans, merchandise purchased from customers, merchandise acquired from the acquisition of other pawnshops, and new merchandise purchased from vendors. The Company provides an allowance for shrinkage and valuation based on management's evaluation of the age, condition, and salability of the merchandise. The valuation allowance deducted from the carrying value of inventory amounted to $7,948,661 and $6,933,476 at September 30, 1996 and 1997, respectively.

Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected.

Property and Equipment: Property and equipment are stated at cost. Provisions for depreciation are computed on a straight-line basis using estimated useful lives of 30 years for buildings and 5 to 10 years for equipment and leasehold improvements. For federal income tax purposes, cost is recovered using accelerated methods.

Intangible Assets: Intangible assets consist primarily of excess purchase price over net assets acquired in acquisitions. Excess cost over fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 20 to 40 years (the expected period of benefit). The carrying value of goodwill is reviewed at the store level to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. Accumulated amortization of goodwill was $5,250,079 and $5,715,851 at September 30, 1996 and 1997, respectively. Accumulated amortization of all other intangible assets was $6,018,367 and $6,353,168 at September 30, 1996 and 1997,
respectively.

Earnings Per Common Share: Shares issuable under stock option plans are excluded from the weighted average number of shares because the effect on dilution would be less than 3% in the aggregate.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods if the effect is material. Under the new requirements, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents. The impact of Statement 128 will not materially change the current calculation of earnings per share as these stock options are immaterial.

Advertising:  Advertising costs are  expensed  as  incurred.
Advertising   expense   was   $6,284,033,   $2,700,663   and
$1,267,087 for the fiscal years ended September 30, 1995, 1996, and 1997, respectively.

Income Taxes: The Company files a consolidated return with its wholly owned subsidiaries. Deferred taxes are recorded based on the liability method and result primarily from differences in the timing of the recognition of certain revenue and expense items for federal income tax purposes and financial reporting purposes.

Stock-Based Compensation: The Company accounts for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock-based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS 123 been adopted. These pro forma disclosures are effective for option grants in fiscal years 1996 and after. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option pricing model and has determined that the pro forma impact on net income is immaterial. Thus, no pro forma disclosures have been presented.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Year 2000: The Year 2000 issue is the result of computer programs being written using two digits rather than four (for example, "97" for 1997) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. Since the Company is currently in the process of replacing and upgrading its computer hardware and software systems, the Company believes that there is little business risk attributable to the Year 2000 issue.

Note B - Acquisitions

There  were  no  acquisitions for  the  fiscal  years  ended
September 30, 1995, 1996 and 1997.

Note C - Property and Equipment

Major classifications of property and equipment were as follows:

                                          September 30,
                                        1996        1997
                                       ------------------
                                         (In thousands)
Land                                  $ 1,351     $ 1,351
Buildings and improvements             28,488      29,633
Furniture and equipment                20,673      24,369
                                       ------      ------
  Total                                50,512      55,353

Less - accumulated depreciation       (16,246)    (22,767)
                                       ------      ------
                                      $34,266     $32,586
                                       ======      ======

Note D - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

                                          September 30,
                                        1996        1997
                                      --------------------
                                         (In thousands)
Trade accounts payable                 $1,086     $  895
Accrued payroll and related expenses    2,113      2,296
Other accrued expenses                  4,984      4,524
                                        -----      -----
                                       $8,183     $7,715
                                        =====      =====

Note E - Long-Term Debt

Long-term debt consisted of:

                                          September 30,
                                        1996        1997
                                      -------------------
                                         (In thousands)
Note payable to bank under $50
million line of credit
agreement amended as of May 1997;
interest on used
portion payable monthly at prime
rate or the bank's
Eurodollar rate plus 0.75% to 1.50%
(6.9375% at September 30, 1997);
principal due January 2000.           $15,000    $19,000

Note payable to individual with
interest at 10%,
payable in monthly installments
of $1,881 including
interest, maturing August 2002
- land and building
pledged as collateral.                   150         142

Other notes payable paid in full
in Fiscal 1997.                        1,266           -
                                      ------      ------
                                      16,416      19,142

  Less current maturities                172           9
                                      ------      ------
                                     $16,244     $19,133
                                      ======      ======

The  Company has a $50,000,000 unsecured revolving  line  of
credit   with  a  bank  group  of  which  $19  million   was
outstanding as of September 30, 1997. Credit availability is based upon a percentage of inventory levels and outstanding
pawn  loans.   As  of  September 30,  1997,  the  additional
borrowing capacity was $30 million. Fees under the line of credit include an annual $25,000 agent fee, a $25,000 facility fee and a commitmentfee equal to 0.35% of the unused amount of the commitment.
Terms  of  the  loan require, among other things,  that  the
Company  meet  certain  financial covenants.   In  addition,
payment of dividends and incurrence of additional debt is restricted.

Interest expense in the consolidated statements of operations is shown net of interest income on investments in the amount of $211,821, $293,628 and $245,275 for the years ended September 30, 1995, 1996, and 1997, respectively.

Aggregate annual principal payment requirements on long-term debt obligations for each of the following five years ending
September 30 are as follows:

                    1998    $     8,802
                    1999          9,723
                    2000     19,010,742
                    2001         11,867
                    2002        100,475

Note F - Common Stock, Warrants and Options

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

At September 30, 1997, warrants to purchase 23,559 shares of Class A Non-voting Common Stock and 4,106 shares of Class B
Voting Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.

The Company has an Incentive Stock Option Plan (the "Plan") under which options to purchase Class A Non-voting Common Stock may be granted to employees. Options granted under the Plan are generally granted at exercise prices equal to or greater than the fair market value on the date of grant. The options vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. In October 1994, the Board of Directors increased the number of shares available under the Plan to 1,800,000 and amended the Plan to provide accelerated vesting upon a change in control of the Company. Total options available for grant at September 30, 1997 was 1,237,995 shares.

As of September 30, 1997, the Company had 562,005 options outstanding (options granted less options canceled due to employee termination) at exercise prices ranging from $8.75 to $21.75 and a weighted average remaining contractual life of 6.7 years. Of these options, 301,152 are vested with a weighted average exercise price of $13.84 per share and none have been exercised. A summary of Plan activity for each of the three fiscal years ended September 30, 1995, 1996 and 1997 follows:

                     Stock Option Plans

                   Number of Shares   Price Range of Shares  Weighted Average
                     Under Option        Under Option         Exercise Price
                   ----------------   ---------------------  ----------------
Outstanding at
September 30, 1994    546,950             $13.00-$27.00           $15.26
   Granted            402,969             $ 8.75-$12.50           $11.76
   Canceled          (230,081)            $10.38-$27.00           $15.21
   Exercised                0                         -
                     --------             -------------           ------
Outstanding at
September 30, 1995    719,838             $ 8.75-$21.75           $13.32
   Granted             62,624             $ 8.75                  $ 8.75
   Canceled          (138,815)            $ 8.75-$21.75           $11.61
   Exercised                0                         -
                     --------             -------------           ------
Outstanding at
September 30, 1996    643,647             $ 8.75-$21.75           $13.24
   Granted             24,313             $12.75                  $12.75
   Canceled          (105,955)            $ 8.75-$21.75           $11.97
   Exercised                0                         -
                     --------             -------------           ------
Outstanding at
September 30, 1997    562,005             $ 8.75-$21.75           $13.46
                     ========             =============           ======

                Range of Options Outstanding

                                         Weighted               Exercisable
                             Weighted    Average                   Shares
                 Number of   Average     Remaining                Weighted
   Range of       Shares     Exercise    Contract                 Avg. Exer.
Exercise Prices Outstanding   Price    Life (years)  Exercisable    Price
--------------- -----------  --------  ------------  ----------- -----------
 $8.75-$12.75     147,655     $12.05        6.7          46,332     $12.12
$13.00-$13.00     257,900     $13.00        6.7         154,740     $13.00
$14.00-$14.50     125,400     $14.00        6.8          75,240     $14.00
$21.75-$21.75      31,050     $21.75        5.2          24,840     $21.75
-------------     -------     ------        ---         -------     ------
 $8.75-$21.75     562,005     $13.46        6.7         301,152     $13.84

In accordance with SFAS 123, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended September 30, 1997 and 1996, respectively:

                                 September 30   September 30
                                     1996           1997
                                 ------------   ------------
   Risk-free interest rate           5.68%          5.90%
   Dividend yield                       0%             0%
   Volatility factor of the
     expected market price of the
     Company's common stock          38.6%          38.6%
   Expected life of the options    5 years        5 years

The pro forma impact on net income and earnings per share is
immaterial,  thus  no  pro  forma  disclosures   have   been
presented.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Shares of reserved common stock at September 30, 1997, were as follows:

                                   Class A   Class B
                                 --------- ---------
Stock option plan                1,800,000         -
Stock warrants                      23,559     4,106
401(k) plan                        100,000         -
Conversion of Class B
 Voting Stock                    1,484,407         -
                                 ---------  --------
                                 3,407,966     4,106
                                 =========  ========

Note G - Income Taxes

The federal income tax provision consisted of:

                                    Years Ended September 30,
                                  1995        1996         1997
                               ----------------------------------
                                        (In thousands)
Current                        $(3,660)     $   800      $ 5,024
Deferred                        (4,478)       1,192         (279)
                                ------       ------       ------
                               $(8,138)     $ 1,992      $ 4,745
                                ======       ======       ======

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes were as follows:

                                    Years Ended September 30,
                                1995          1996         1997
                               ----------------------------------
                                          (In thousands)
Income taxes at the
federal statutory rate         $(8,295)     $ 1,882      $ 4,612
Effect of nondeductible
amortization of intangible
assets                              27           27           27
Other                              130           83          106
                                ------       ------       ------
                               $(8,138)     $ 1,992      $ 4,745
                                ======       ======       ======

Income before income taxes on the statements of operations differs from taxable income due to the following, which are accounted for differently for financial statement purposes than for federal income tax purposes and result in deferred tax expense (benefit):


                                   Years Ended September 30,
                                 1995        1996          1997
                               ----------------------------------
                                        (In thousands)
Inventory basis                $  (964)    $  (105)       $ (176)
Provision for store closings
  and related charges           (3,615)      1,365          (365)
Other                              101         (68)          262
                                ------      ------         -----
                               $(4,478)    $ 1,192        $ (279)
                                ======      ======         =====

Significant   components  of  the  Company's  deferred   tax
liabilities and assets as of September 30, 1996 and 1997 are as follows:

                                   Years Ended September 30,
                                        1996        1997
                                   --------------------------
                                         (In thousands)
Deferred tax liabilities:
  Book over tax inventory basis        $  695      $  539
  Prepaid expenses                        311         354
                                        -----       -----
    Total deferred tax liabilities      1,006         893
Deferred tax assets:
  Book over tax depreciation              665       1,432
  Inventory reserve                     2,307       2,357
  Amortization of non-competes            535         297
  Accrued liabilities                     762         390
  Other, net                               77          36
                                        -----       -----
    Total deferred tax assets           4,346       4,512
                                        -----       -----
    Net deferred tax asset             $3,340      $3,619
                                        =====       =====

Note H - Related Party Transactions

Pursuant to the terms of a financial advisory services agreement, an affiliate of the general partner of the majority stockholder provides management consulting and investment banking services to the Company for a $33,333 monthly retainer. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, the affiliate earns fees from the Company for other business and financial consulting services. Management fees and expense reimbursements of $557,210, $649,856 and $590,152 were paid to the affiliate in the years ended September 30, 1995, 1996, and 1997, respectively.

In November 1997, the Company accepted $26,677, which was originally tendered in 1995, as final payment on a note from the former Chairman of the Board to the Company. In accepting such payment, the Company retained its rights to assert certain claims against the former Chairman.

From July 1994 to August 1994, the Company loaned the President and Chief Executive Officer $729,113 to purchase 50,000 shares of Class A Non-voting Common Stock, which is shown as a reduction of stockholders' equity in these financial statements. Interest accrues annually at a rate equal to the prime rate plus one half of one percent. Interest is payable annually on December 31 of each year until June 30, 1999. As of September 30, 1997, the amount owed is $729,113 plus accrued interest of $48,661. The Company records interest income on the loan and annually, the Board of Directors makes a determination of the amount to be forgiven, if any, and changes such amount to compensation expense tothe President and Chief Executive Officer.

In October 1994, the Board of Directors approved agreements which provide incentive compensation to the Chairman and the Chief Executive Officer based on growth in the share price of the Company's publicly traded common stock. Both executives were advanced $1.5 million evidenced by a recourse promissory note, due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes (ranging from 5.83% to 5.98% for 1997). Specified percentages of loan principal will be forgiven each time the average closing price of the Company's Class A Common Stock exceeds specified Stock Price Targets for at least ten consecutive trading days. The Stock Price Targets range from $22.50 to $62.50 per share and provide for complete forgiveness of principal if the share price exceeds $32.50 per share within five years or $62.50 per share within ten years. The Program provides that Stock Price Targets will be adjusted proportionately for certain capital transactions and that the death or disability of the executive, or certain changes in control, will result in forgiveness of the then remaining principal and interest. Accrued interest is forgiven based upon continued employment of the executive and the Company is required to reimburse each executive for the income tax consequences of this Program. Through September 30, 1997, no Stock Price Targets have been attained; charges to operations consist of interest forgiveness and related income tax costs and totaled $322,401. Also see Note I - Leases.

Note I - Leases

The Company leases various facilities and certain equipment under operating leases. Certain buildings are leased from the former Chairman of the Board of the Company, in the ordinary course of business. Future minimum rentals due under noncancelable leases including stores which were closed are as follows for each of the years ending September 30:

                           Related Parties   Other     Total
                           ---------------------------------
                                     (In thousands)
          1998                $  267     $  9,198   $  9,465
          1999                   163        7,628      7,791
          2000                     -        5,763      5,763
          2001                     -        4,594      4,594
          2002                     -        2,851      2,851
          Thereafter               -        3,421      3,421
                               -----       ------     ------
                              $  430      $33,455    $33,885
                               =====       ======     ======

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases are as follows for each of the years ending September 30:

                           Related Parties   Other     Total
                           ---------------------------------
                                     (In thousands)
          1998                 $    32     $   461   $   493
          1999                      23         252       275
          2000                       -          93        93
          2001                       -          69        69
          2002                       -          55        55
          Thereafter                 -          72        72
                                ------       -----     -----
                               $    55      $1,002    $1,057
                                ======       =====     =====

Rent expense for the years was as follows:

                                 Related Parties     Total
                                 --------------------------
                                       (In thousands)
          1995                         $ 276       $ 9,603
          1996                           245         9,722
          1997                           248        10,082

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

Note K - 401(k) Plan

Effective October 1, 1991, the Company's Board of Directors established a 401(k) Plan whereby eligible employees of the Company may contribute a maximum of 15% of their compensation within allowable limits. The Company will match 25% of each employee's contribution, up to 6% of their compensation, in the form of the Company's Class A Non-voting Common Stock. Contribution expense related to the plan for 1995, 1996 and 1997 was approximately $66,000, $65,000 and $37,000, respectively.

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

On July 28, 1995, the Company terminated the Employment Agreement of Courtland L. Logue, Jr., the Company's former Chairman and Chief Executive Officer, and an owner of approximately 19% of the Company's outstanding voting securities (Class B Voting Common Stock). Since Mr. Logue's termination, the Company has had ongoing discussions with him concerning certain equipment leases and other matters of dispute between Mr. Logue and the Company, as well as the application of provisions to Mr. Logue's Employment Agreement and Stock Purchase Agreement with the Company. On March 8, 1996, the Company filed a lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr. in the 201st District Court of Travis County, Texas to declare Mr. Logue's employment contract terminated and, as a result, to permit the Company to recover approximately $2.7 million in damages pursuant to the terms of Mr. Logue's Stock Purchase Agreement. Mr. Logue filed counter-claims to recover monetary damages relating to the Employment Agreement and certain equipment leases and notes entered into between Mr. Logue and the Company. The trial court has ruled that the Company may not recover from Mr. Logue, under the terms of the performance right provision, as that provision, according to the trial court, represents an unenforceable penalty and not, as the Company believes, an enforceable liquidated damage provision. However, the Company has asserted other claims against Mr. Logue for the recovery of significant monetary damages. The case is in the discovery phase, with a trial expected in 1998.

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

Note M - Quarterly Information (Unaudited)

                              Year Ended September 30, 1997
               First Quarter Second Quarter  Third Quarter Fourth Quarter
               ----------------------------------------------------------
                        (In thousands, except per share amounts)
Total revenues       $45,842        $46,296        $42,405       $45,756
Net income             1,903          1,769          2,050         2,711

Net income per share   $0.16          $0.15          $0.17         $0.23

                              Year Ended September 30, 1996
               First Quarter Second Quarter  Third Quarter Fourth Quarter
               ----------------------------------------------------------
                        (In thousands, except per share amounts)
Total revenues       $51,433       $45,518        $38,129         $38,546
Net income               825           218          1,027           1,473

Net income per share   $0.07         $0.02          $0.09           $0.12

Note N - Fiscal 1995 Special Charges

The  Company recorded the following pre-tax charges  in  the quarter  ended  September 30, 1995, which  decreased  income before taxes for the year ended September 30, 1995 by  $25.5 million:

                                                   Amount
                                              ---------------
                                               (In thousands)
Inventory valuation                             $  8,740
Scrap jewelry liquidation                          6,633
Provision for store closings                       7,664
Other charges                                      2,469
                                                 -------
                                                $ 25,506
                                                 =======

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

During 1997, the Company paid and charged against the provision $0.3 million and increased the original amount of the provision by $0.1 million. As of September 30, 1997, the accrual for store closings was $0.2 million, principally for estimated rent obligations.

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

                          PART III

Item 10. Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company as of December 1, 1997 were as follows:

     Name                       Age       Title
     ----------------------     ---  -----------------------
     Sterling B. Brinkley(1)    45   Chairman of  the  Board
                                     of Directors
     Vincent A. Lambiase(1) (3) 57   President, Chief Executive
                                     Officer, and Director
     Daniel N. Tonissen(1) (3)  47   Senior  Vice President,
                                     Chief Financial Officer,
                                     Assistant Secretary, and
                                     Director
     J. Jefferson Dean          31   Vice President
                                     Strategic Planning and
                                     Business Development,
                                     Secretary and Director
     Mark C. Pickup(2) (4)      47   Director
     Richard D. Sage (2) (4)    57   Director
     John E. Cay, III (4)       52   Director
     ---------------------------
     (1) Member of Executive Committee
     (2) Member of Incentive Compensation Committee
     (3) Member of Section 401(k) Plan Committee
     (4) Member of Audit Committee

      The Class B Stockholders intend to re-elect the above-
listed   directors  at  the  Annual  Stockholders'   Meeting
expected to be held on March 12, 1998.

     Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. He has served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of Mr. Phillip Cohen, from 1986 to 1990 and currently serves as a consultant to Morgan Schiff & Co., Inc. See " Security Ownership of Certain Beneficial Owners and Management." Mr. Brinkley has also served as Chairman of the Board or
Chairman  of  the Executive Committee of Crescent  Jewelers,
Inc.,  a  138-store jewelry chain since 1988.  In  addition, since 1990, he has served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc., a 425-store jewelry chain, and MS Pietrafesa, L.P., an apparel manufacturing business. In addition, Mr. Brinkley is President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership. Morgan Schiff & Co., Inc., Crescent Jewelers, Inc., and MS Pietrafesa, L.P. are affiliates of the Company.

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

      Mr. Dean has served as a director of the Company since 1992, Secretary since 1995 and Vice President Strategic Planning and Business Development since 1997. From 1994 to 1996, Mr. Dean served as Director of Strategic Planning for the Company. From 1990 to 1996, Mr. Dean served as Vice President Strategic Planning and as a director of MS Pietrafesa, L.P., an apparel manufacturing business. In addition, from 1991 to 1994, Mr. Dean served the Company as Director of Financial Planning. From 1989 to 1990, Mr. Dean served as an Associate of Morgan Schiff & Co., Inc. an affiliate of Mr. Phillip Cohen (see "Security Ownership of Certain Beneficial Owners and Management").

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

      Mr. Cay has served as a director of the Company since March 1997. He has served as President and CEO of Palmer & Cay, Inc., a Savannah based insurance brokerage and employee benefit consulting firm, since 1970. Since 1987, he has also served as a director of First Union National Bank of Georgia. He is also a director of Omni Insurance Group, an Atlanta based auto insurance company. He was recently elected to the board of Friedman's, Inc., a 425-store jewelry chain.

Committees of the Board

     The Board of Directors held five (5) meetings and acted by unanimous consent on one (1) other occasion during the year ended September 30, 1997. The Board of Directors has appointed four committees, an Executive Committee, an Audit Committee, a Compensation Committee and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 1997 were Mr. Brinkley, Mr. Lambiase and Mr. Tonissen. The Executive Committee held three (3) meetings which all members attended. The members of the Audit Committee for Fiscal 1997 were Mr. Pickup, Mr. Sage, Mr. Dean (non-voting, until March 6, 1997) and Mr. Cay. The Audit Committee held five (5) meetings which all members attended. The Compensation Committee, comprised of Mr. Pickup and Mr. Sage held three (3) meetings during Fiscal 1997 which all members attended. The committee that administers the Section 401(k) Plan consists of Mr. Lambiase and Mr. Tonissen and held one (1) meeting during Fiscal 1997. All directors attended more than 75% of the total number of meetings of the Board and of the committees on which they serve.

Compliance with Section 16(a) of the Exchange Act

      All officers and directors were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act, with the exceptions of Sterling B. Brinkley, whose Form 4 was filed two days late, Mr. James Jefferson Dean, whose Form 4 was filed two days late and whose Form 5 was filed 26 days late, and Mr. Mark C. Pickup, whose Form 5 was filed 29 days late.

Item 11.  Executive Compensation

Cash Compensation
     The following table sets forth compensation paid by the Company and its subsidiaries for services during Fiscal 1995, Fiscal 1996, and Fiscal 1997 to the Company's Chief Executive Officer, and to each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (such four persons collectively herein referred to as the "Named Executive Officers").

                                                                   All other
                                    Annual Compensation          Compensation
Name and Principal Position    Year Salary($)  Bonus($)  Other($)  ($)(1)(2)
---------------------------    ---- ---------  --------  -------- -----------
Sterling B. Brinkley           1995  298,397    62,400    58,883          -
   Chairman of the Board(3)    1996  300,000    84,565    79,799          -
                               1997  300,000   188,572    83,580          -

Vincent A. Lambiase            1995  343,269   134,251   381,048      3,780
   President & Chief Executive
   Officer(4)                  1996  350,000   149,611   211,878      3,780
                               1997  400,000   602,700   250,960      3,780

Daniel N. Tonissen             1995  152,024         -   116,250      1,674
   Senior Vice President,
   Chief Financial             1996  155,000         -    40,474      1,674
   Officer, and Assistant
   Secretary                   1997  183,249   131,250    21,054      1,872

Steven R. Griessen             1996  115,000         -         -      1,080
    Vice President
    Development(5)             1997  115,000    43,125    57,500      1,080

J. Jefferson Dean              1996  100,000         -         -      1,080
   Vice  President  Strategic  1997  130,538    97,500         -      1,080
   Planning & Business
   Development, and
   Secretary(6)

-----------------------------------------------
(1) The Company's long-term compensation program for most senior officers does not include long-term incentive payouts, stock options, SARs, or other forms of compensation
(2) This category includes the value of any insurance premiums paid on behalf of the named executive.
(3) Mr. Brinkley's Other Annual Compensation includes $83,580 for payment of taxes for Fiscal 1997.
(4) Mr. Lambiase's Other Annual Compensation includes $106,333 for payment of taxes for Fiscal 1997 and $64,343 for relocation expenses.
(5) Mr. Griessen resigned effective October 1997. The other compensation payable relates to this resignation.
(6) Mr. Dean became Secretary on November 29, 1995 and Vice President Strategic Planning and Business Development on January 31, 1997.

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

      The closing stock prices set forth above must average the above amounts for ten consecutive trading days and are adjustable for any stock split, recapitalization or other similar event. In the event of any forgiveness, the Company shall remit to applicable taxing authorities amounts sufficient to satisfy the tax obligations of such person arising from the forgiveness. The loans are also subject to forgiveness for each person in the event that such person dies or becomes disabled or in the event of a change in control of the Company. The loans bear interest at the lowest rate allowable under the Internal Revenue Code, which will preclude consideration of the loan as a "below market loan" for purposes of Section 7872 of the Internal Revenue Code. Each person receives a bonus in an amount sufficient to pay interest on the loans and taxes arising from the bonus.

      The Company entered into an Employment Agreement with Courtland L. Logue, Jr. (Mr. Logue), the Company's former Chairman and Chief Executive Officer on July 25, 1989, which was amended in September 1990 and in July 1994. On July 28, 1995, the Company terminated Mr. Logue's contract. The Company has made demand that Mr. Logue pay monies in connection with a performance right contained in Section 5(o) of a stock purchase agreement between Mr. Logue and a predecessor Company, explained below. See "Legal Proceedings."

       The Employment Agreement referred to above also contains provisions prohibiting Mr. Logue from disclosing any information at any time which is proprietary to the Company, or from using such information in any manner which would cause loss or damage to the Company. The Agreement also provides that if it is breached by Mr. Logue, he is required by the provisions of the Second Amendment to the
Stock Purchase Agreement, to pay the Company cash in the amount of approximately $2.7 million as liquidated damages. The Company has made a demand for such payment. In addition to the provisions of the Employment Agreement, the Stock Purchase Agreement executed by Mr. Logue in connection with the acquisition by the Company of the stock of the
Predecessor, prohibits Mr. Logue from engaging in any activity which is substantially in competition with or detrimental to the business of the Company for a period of twenty (20) years following the consummation of the transaction. While it is unclear whether a court would enforce all aspects of the non-competition agreement set forth in the Stock Purchase Agreement in strict accordance with its terms, the Company believes that the provisions of the Employment Agreement and the requirement that Mr. Logue pay liquidated damages for breach of such are enforceable. See "Legal Proceedings."

      Outside directors receive between $12,000 and $25,000 per annum as determined by the Board of Directors for their services on the Board and its committees as well as the reimbursement of their out-of-pocket expenses to attend Board and Committee meetings.

            Option/SAR Grants in Last Fiscal Year

                                                    Potential Realizable
                                              Value at Assumed Annual Rates
                                               of Stock Price Appreciation
                      Individual Grants             for Option Term (2)
             --------------------------------- ------------------------------
                Number of  % of Total
               Securities  Options/SARs
               Underlying  Granted to  Exercise or
             Options/SARs  Employees in Base Price  Expiration
Name         Granted(#)(1) Fiscal Year    ($/Sh)       Date       5%     10%
------------ ------------- ------------ ----------- ---------- ------- ------
J. Jefferson Dean
Vice President Strategic
Planning and Business
Development and
Secretary          24,313        100%       12.75    1/1/07    $  0  $92,027

------------------------------------
(1) Stock options become exercisable in five equal installments beginning one year after the date of grant.
(2)  As suggested by the Securities and Exchange
     Commission's rules on executive compensation disclosure, the Company projected the potential realizable value of each grant of options or freestanding SARs, assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option or SAR term at annualized rates of 5% and 10%.

           Aggregate Options/SAR Exercises in Last
          Fiscal Year and FY-End Option/SAR Values

      The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 1997 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.

                                  Number  of Securities  Values of Unexercised
                                 Underlying Unexercised  In-the-Money Options
                                     Options/SARs at            /SARs at
                                        FY-End (#)          FY-End ($) (1)
         Shares Acquired    Value     Exercisable/           Exercisable/
Name     on Exercise (#)  Realized($)  Unexercisable         Unexercisable
-------- --------------- ----------- -----------------   --------------------
Sterling B. Brinkley
  Chairman of the Board
                      -           -     75,000/50,000                   0/0

Vincent A. Lambiase
  President & Chief
  Executive Officer
                      -           -   150,000/100,000                  0/0

Daniel N. Tonissen
  Senior Vice President,
  Chief Financial Officer,
  and Assistant Secretary
                      -           -      9,724/14,589                 0/0

J. Jefferson Dean
  Vice President Strategic
  Planning and Business
  Development and Secretary
                      -           -          0/24,313                 0/0

-----------------------------------------------
(1) Values stated are based upon the closing price of $10.375 per share of the Company's Class A Non-voting Common Stock on The Nasdaq Stock Market on September 30, 1997, the last trading day of the fiscal year.

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

      As of September 30, 1997, the Company had 562,005 active options outstanding (options granted less options canceled due to employee termination) at prices ranging from $8.75 to $21.75. Of these options, 301,152 are vested and none have been exercised. See Notes to Consolidated Financial Statements - Note F "Common Stock and Warrants."

401(k) Plan
      On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan, a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the plan, employees of the Company and those subsidiaries that adopt it may contribute up to 15% of their compensation (not to exceed $9,500 in 1997) to the plan trust. The Company will match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the plan for 1997 was approximately $37,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 20%
of the total contributions vesting each year once the employee has three years of service. On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.

Compensation Committee Interlocks and Insider Participation
      For Fiscal 1997, the Company's Compensation Committee was comprised of Messrs. Pickup and Sage. Mr. Brinkley, during Fiscal 1996, served as a director and an executive officer of the Company and MS Pietrafesa, L.P. Mr. Dean, during Fiscal 1997, was an executive officer and a director of MS Pietrafesa, L.P., and was an executive officer and director of the Company. The Company and MS Pietrafesa, L.P. are both controlled by investment partnerships or a corporate general partner controlled by
Mr. Phillip E. Cohen. See "Security Ownership of Certain Beneficial Owners and Management." Information concerning certain transactions between certain of the above-named persons and the Company is described elsewhere under the caption "Certain Transactions," which disclosure is incorporated herein by reference.

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

      The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of December 1, 1997 for (i) each of the Company's current directors, (ii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iii) all current officers and directors as a group.

                                 Class A              Class B
                                Non-voting            Voting
Name and Address               Common Stock        Common Stock    Voting
of the Beneficial Owners(a)   Number Percent      Number Percent   Percent
--------------------------    ------ -------      ------ -------   -------
MS Pawn Limited Partnership(b)(g)
                           1,393,716(h)11.89%(h)1,198,990 80.77%    80.77%
MS Pawn Corporation
Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York  10022

Sterling B. Brinkley(c)     275,615     2.60%         --     --        --
350 Park Avenue, 8th Floor
New York, New York  10022

Vincent A. Lambiase(d)      213,150     2.00%         --     --        --
1901 Capital Parkway
Austin, Texas  78746

Daniel N. Tonissen(e)        19,588     0.19%         --     --        --
1901 Capital Parkway
Austin, Texas  78746

J. Jefferson Dean(i)         46,461     0.44%         --     --        --
1901 Capital Parkway
Austin, Texas  78746

Mark C. Pickup                2,600      0.02%         --     --        --
6734 Corte Segunda
Martinez, California  94553

Richard D. Sage (j)           7,570      0.07%         --     --        --
6100 S.W. 128th Street
Miami, Florida  33156

John E. Cay, III              2,500      0.02%         --     --        --
P.O. Box 847
Savannah, GA  31402

Courtland L. Logue, Jr.     967,742(h)  8.96%(h)   285,417  19.28%  19.28%
3016 Hatley Drive
Austin, Texas  78746

All officers and directors
as a group (seven persons)
(b)(f)                      567,484      5.27%         --      --      --

---------------------------------------------
(a) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class B Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(b) MS Pawn Corporation is the general partner of MS Pawn and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation. See "Certain Relationships and Related Transactions." Mr. Cohen also owns 189,341 shares of Class A common stock directly.
(c) Includes options to acquire 75,000 shares of Class A Common Stock at $14.00 per share and warrants to acquire 1,191 shares of Class A Common Stock at $6.17 per share.
(d) Includes options to acquire 150,000 shares of Class A Common Stock at $13.00 per share.
(e) Includes options to acquire 14,588 shares of Class A Common Stock at $12.75 per share.
(f) Includes options to acquire 244,450 shares of Class A Common Stock at prices ranging from $10.00 to $14.00 per share and warrants to acquire 1,405 Class A Common Stock shares at $6.17 per share.
(g) Includes warrants for 4,093 shares of Class A Common Stock and 4,106 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.
(h) The number of shares and percentage reflect Class A Common Stock, together with Class B Common Stock which is convertible to Class A Common Stock.
(i) Includes options to acquire 4,862 shares of Class A Common Stock at $12.75 per share and Warrants to acquire 183 shares of Class A Common Stock at $6.17 per share.
(j) Includes warrants to acquire 31 shares of Class A Common Stock at $6.17 per share.

      In July 1996, MS Pawn Limited Partnership ("MS Pawn") provided its limited partners the opportunity to withdraw from MS Pawn. Pursuant to this arrangement, and in accordance with Section 2 of Article Fourth of the Company's Certificate of Incorporation, MS Pawn initiated the conversion of 2,748,313 shares of Class B Voting Common Stock held by MS Pawn and Courtland L. Logue, Jr. to Class A Non-Voting Common Stock and distributed shares of Class A Non-Voting Common Stock to the limited partners who withdrew. In October 1996, February 1997 and March 1997, 790,561 shares of Class B Voting Common Stock held by the same groups were converted to Class A Non-Voting Common Stock.

Item 13.  Certain Relationships and Related Transactions

      In 1989, Courtland L. Logue, Jr., the Company's former Chairman and Chief Executive Officer, borrowed $62,812 from a subsidiary of the Company. Of this amount, the Company believes that Mr. Logue owes at least $24,433 plus accrued interest of at least $8,523 at September 30, 1997 subject to the resolution of a dispute about whether a previous payment should be credited toward the note. This debt accrues interest at the rate of 10% per annum. In November 1997, the Company accepted $26,677 as final payment on the note. Please refer to Note H of the Financial Statements (Part II, Item #8). Also, see "Executive Compensation - Employment Agreements" for a discussion of other payment demands the Company has made from Mr. Logue.

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

      The Company and Morgan Schiff & Co., Inc. ("Morgan Schiff"), whose sole stockholder is Mr. Cohen, are parties to a Financial Advisory Agreement renewed January 1, 1997, pursuant to which Morgan Schiff receives certain fees for its provision of financial advisory services to the Company. These services include, among other matters, ongoing consultation with respect to the business and financial strategies of the Company. In Fiscal 1997, Morgan Schiff received $33,333 per month for its services as a financial advisor and received expense reimbursements of $190,152. The Company anticipates renewing this agreement in fiscal 1998.

                           PART IV

Item  14.   Financial  Statement  Schedules,  Exhibits,  and
Reports on Form 8-K

(a)(1)The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

     Consolidated Financial Statements

     Report of Independent Auditors

     Consolidated Balance Sheets as of September 30, 1997
     and 1996

     Consolidated Statements of Operations for each of the three years in the period ended
     September 30, 1997

     Consolidated Statements of Cash Flows for each of the three years in the period ended
     September 30, 1997

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September
     30, 1997

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

   (3)Listing of Exhibits (included herein)

(b) Through the fourth quarter ended September 30, 1997, the Company has not filed any reports on Form 8-K.

                EZCORP, INC. AND SUBSIDIARIES

    Schedule VIII - Allowance for Valuation of Inventory
                        (In millions)


                      Balance at             Additions            Balance at
                      Beginning  Charged to Charged to               End of
Description           of Period   Expense   Other Accts. Deductions  Period
--------------------  ---------  ---------- ------------ --------- ---------
Allowance for
valuation of inventory:

  Year ended
  September 30, 1995     $ 5.0     $12.3          -        $ 3.3     $14.0
                          ----      ----       ----         ----      ----
  Year ended
  September 30, 1996     $14.0     $ 5.4          -        $11.5     $ 7.9
                          ----      ----       ----         ----      ----
  Year ended
  September 30, 1997     $ 7.9     $ 5.4          -        $ 6.4     $ 6.9
                          ----      ----       ----         ----      ----

      The Company does not determine its inventory valuation allowance by specific inventory items; therefore, the amount charged to expense and the deductions are based on estimates of the beginning inventory sold during the period and the portion of the beginning inventory valuation allowance attributable to the items sold.

                     Listing of Exhibits

                              Page Number if   Incorporated by
Number      Description       Filed herein      Reference to
-------  ------------------   --------------  ----------------
3.1      Amended and Restated Certificate     Exhibit 3.1 to the Registra-
         of Incorporation of the Company.     tion Statement on Form S-1
                                              effective August 23, 1991
                                              (File No. 33-41317)

3.1A     Certificate of Amendment to          Exhibit 3.1A to the Registra-
         Certificate of Incorporation         tion Statement on
                                              Form S-1 effective
         of the Company                       July 15, 1996
                                              (File No. 33-41317)

3.2      Bylaws of the Company.               Exhibit 3.2 to the
                                              Registration
                                              Statement on Form
                                              S-1 effect-
                                              ive August 23,
                                              1991
                                              (File No. 33-41317)

3.3   Amendment to the By-laws.               Exhibit 3.3 to
                                              Registrant's
                                              Quarterly Report
                                              on Form 10-
                                              Q for the quarter
                                              ended June
                                              30, 1994 (File No.
                                              0-19424)

3.4   Amendment to the Certificate of         Exhibit 3.4 to Registrant's
      Incorporation of the Company.           Quarterly Report on Form 10-
                                              K for the year
                                              ended Septem-
                                              ber 30, 1994 (File
                                              No. 0-19424)

3.5   Amendment to the Certificate of         Exhibit 3.5 to Registrant's
      Incorporation of the Company*           Annual Report
                                              on Form 10-K
                                              for the year ended
                                        60    September 30, 1997

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
                                              (File No. 0-19424)

                              Page Number if    Incorporated by
Number      Description        Filed herein       Reference to
------  ----------------------- -----------   -----------------
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

10.10 Letter agreement executed December     Exhibit 10.10 to the Registra-
      20, 1990 between Morgan                tion Statement on Form S-1
      Schiff & Co., Inc. ("Morgan Schiff")   effective August 23, 1991
      and the Company.                       (File No. 33-41317)

                                Page Number if  Incorporated by
Number      Description          Filed herein     Reference to
------  ----------------------  --------------  ---------------
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

10.20 Second Amendment to Stock Pur-            Exhibit 10.20to the Registra-
      chase Agreement dated as of April         tion Statement on Form S-1
      20, 1990 between the Company              effective August 23, 1991
      and the stockholders of the Prede-        (File No. 33-41317)
      cessor Company.

10.21 Employment Agreement of Court-            Exhibit 10.21 to the Registra-
      land L. Logue, Jr. dated July 25,         tion Statement on Form S-1
      1989.                                     effective August 23, 1991
                                                (File No. 33-41317)

                                Page Number if  Incorporated by
Number      Description          Filed herein     Reference to
-------  ----------------------  ------------    --------------
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

10.37 Incentive Stock Option Plan.               Exhibit 10.37 to the Registra-
                                                 tion Statement on Form S-1
                                                 effective August 23, 1991
                                                 (File No. 33-41317)

10.38 401(k) Plan.                               Exhibit 10.38 to the Registra-
                                                 tion Statement on Form S-1
                                                 effective August 23, 1991
                                                 (File No. 33-41317)

                                  Page Number if Incorporated by
Number      Description             Filed herein   Reference to
-------  -------------------------  ------------  ---------------
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

10.41 omitted                                      N/A

10.42 omitted                                      N/A

10.43 omitted                                      N/A

10.44 Lease of Cessna P210 Aircraft               Exhibit 10.44 to the Registra-
      between Courtland L. Logue, Jr.             tion Statementon Form S-1
      and Transamerica Pawn Corpo-                effective August 23, 1991
      ration, dated December 29, 1989.            (File No. 33-41317)

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

                                 Page Number if Incorporated by
Number      Description           Filed herein    Reference to
------- -------------------------- ----------- -----------------
10.50 Agreements between the Company            Exhibit 10.50 to the Registra-
      and MS Pawn dated February 18,            tion Statement on Form S-1
      1992 for the payment of $1.377            effective March 16, 1992
      million of Series A Increasing Rate       (File No. 33-45807)
      Senior Subordinated Notes held by
      MS Pawn.

10.51 Agreement Regarding Reservation           Exhibit 10.51 to Registrant's
      of Shares.                                Quarterly Report on Form 10-
                                                Q for the quarter ended June
                                                30, 1993 (File No.0-19424)

10.52 First Amendment to Loan Agreement         Exhibit 10.52 to Registrant's
      between the Company and First             Quarterly Report on Form 10-
      Interstate Bank of Texas, N.A. as Agent,  Q for the quarter ended June
      re: $20 million Revolving Credit Loan     30, 1993 (File No. 0-19424)
      Convertible to $20 million Term Loan.

10.53 Second Amendment to Loan Agreement        Exhibit 10.53 to Registrant's
      between the Company and First Interstate  Quarterly Report on Form 10-
      Bank of Texas, N.A. as Agent, re: $20     Q for the quarter ended June
      million Revolving Credit Loan Convertible 30, 1993 (File No. 0-19424)
      to $20 million Term Loan.

10.54 Third Amendment to Loan Agreement         Exhibit 10.54 to Registrant's
      between the Company and First Interstate  Quarterly Report on Form 10-
      Bank of Texas, N.A. as Agent, re: IncreasingQ for the quarter ended June
      $40 million the Revolving Credit Loan      30, 1993 (File No. 0-19424)
      Convertible to $40 million Term Loan.

10.55 Fifth Amendment to Loan Agreement         Exhibit 10.55 to Registrant's
      between the Company and First Interstate  Quarterly Report on Form 10-
      Bank of Texas, N.A. as Agent, re: $50     Q for the quarter ended March
      million Revolving Credit Loan.            31, 1994 (File No. 0-19424)

10.56 Consent Waiver and Amendment to loan      Exhibit 10.56 to Registrant's
      agreement between the Company and First   Annual Report on Form 10-K
      Interstate Bank of Texas, N.A. as Agent, re:for the year ended September
      $50 million Revolving Credit Loan.        30, 1995 (File No. 0-19424)

10.57 Seventh Amendment to Loan Agreement       Exhibit 10.57 to Registrant's
      between the Company and First Interstate  Annual Report on Form 10-K
      Bank of Texas, N.A. as Agent, re: $50     for the year ended September
      million Revolving Credit Loan.            30, 1995 (File No. 0-19424)

10.58 Amended and restated Loan Agreement       Exhibit 10.58 to Registrant's
      between the Company and First Interstate  Annual Report on Form 10-K
      Bank of Texas, N.A. as Agent, re: $75     for the year ended September
      million Revolving Credit Loan.            30, 1995 (File No. 0-19424)

                                 Page Number if Incorporated by
Number      Description           Filed herein    Reference to
----- ----------------------------- ----------- ---------------

10.59 July 12, 1994 Amendment to Employment      Exhibit 10.59 to Registrant's
      Agreement between the Company              Annual Report on Form 10-K
      and Courtland L. Logue, Jr.                for the year ended September
                                                 30, 1995 (File No. 0-19424)

10.60 Loan Agreement between Sterling B.         Exhibit 10.60 to Registrant's
      Brinkley and the Company dated             Annual Report on Form 10-K
      October 7, 1994 (an identical document     for the year ended September
      exists with respect to Vincent A. Lambiase).30, 1995 (File No. 0-19424)

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

10.71 Amended and restated Loan Agreement        Exhibit 10.71 to Registrant's
      between the Company, as Borrower, and      Quarterly Report on Form 10-
      Franklin Federal Bancorp, FSB, as Lender,  Q for the quarter ended March
      dated March 17, 1994.                      31, 1994 (File No.0-19424)

10.72 First Amendment to Amended and Restated    Form 10-Q for the quarter
      Loan Agreement between the Company and     ended December 31, 1994
      First Interstate Bank of Texas, N.A. as Agent,(File No. 0-19424)
      re: Revolving Credit Loan.

10.73 Second Amendment to Amended and Restated    Form 10-Q for the quarter
      Loan Agreement between the Company and      ended June 30, 1995 (File
      First Interstate Bank of Texas, N.A. as Agent,No. 0-19424)
      re: Revolving Credit Loan.

10.74 Third Amendment to Amended and Restated     Form 10-Q for the quarter
      Loan Agreement between the Company and      ended June 30, 1996 (File
      Wells Fargo Bank (Texas), N.A. as Agent,    No. 0-19424)
      re: Revolving Credit Loan.

10.75 Fourth Amendment to Amended and Restated    Form 10-Q for the quarter
      Loan Agreement between the Company and      ended March 31, 1997 (File
      Wells Farto Bank (Texas), N.A. as Agent,    No. 0-19424)
      re: Revolving Credit Loan.

11.1  Statement regarding computation of     61   N/A
      per share earnings (loss).*

22.1  Subsidiaries of Registrant.*           62   N/A

                                  Page Number if   Incorporated by
Number      Description            Filed herein     Reference to
------ ----------------------------  -----------  -------------------
23.1  Consent of Ernst & Young LLP.*         63   N/A

27    Financial Data Schedule*                    N/A







































--------------------------
* Filed herewith.

                         Exhibit 3.5

                        EZCORP, INC.

 Unanimous Written Consent of the Board of Directors of the
                         Corporation

                Adopted as of August 4, 1997

The undersigned, being all the members of the Board of Directors (the "Board") of EZCORP, Inc., a Delaware corporation (the "Company"), hereby unanimously consent pursuant to the provisions of Section 141(f) of the General Corporation Law of the State of Delaware to the adoption of the following resolutions without the holding of a meeting:

RESOLVED, that the Certificate of Incorporation of the Corporation is hereby amended, with effect upon filing with the Secretary of State of the State of Delaware, by striking out the first paragraph of Article FOURTH and by substituting in lieu thereof the following:

          "FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is forty-six million four hundred eighty four thousand four hundred and seven (46,484,407) shares of capital stock, classified as (i) five million (5,000,000) shares of preferred stock, par value $.01 per share ("Preferred Stock"), (ii) forty million (40,000,000) shares of Class A Non-
     Voting  Common  Stock, par value  $.01  per  share
     ("Class A Non-Voting Common Stock"), and (iii) one million four hundred eighty four thousand four hundred and seven (1,484,407) shares of Class B
     Voting  Common  Stock  par value  $.01  per  share
     ("Class B Voting Common Stock")."

This Unanimous Written Consent in Lieu of a Meeting may be executed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instruments.

IN WITNESS WHEREOF, the undersigned, being all the directors
of   the   corporation,  have  duly  adopted  the  foregoing
resolutions  by Unanimous Written Consent as of this  August
4, 1997.


  /s/Sterling B. Brinkley           /s/Dan N. Tonissen
------------------------------  -------------------------
Sterling B. Brinkley, Director  Dan N. Tonissen, Director


 /s/Vincent A. Lambiase           /s/Mark C. Pickup
-----------------------------   -------------------------
Vincent A. Lambiase, Director   Mark C. Pickup, Director


 /s/J. Jefferson Dean            /s/ Richard D. Sage
-----------------------------   -------------------------
J. Jefferson Dean, Director     Richard D. Sage, Director


 /s/John E. Cay, III
-----------------------------
John E. Cay, III, Director

                        Exhibit 11.1

    STATEMENT REGARDING CALCULATION OF PER SHARE EARNINGS

                                   Years Ended September 30,
                                1995         1996         1997
                            -----------------------------------
Primary and Fully Diluted:
  Weighted average number of
   common shares outstanding
   during the year          11,977,480  11,988,222  11,995,049
                           ===========  ==========  ==========
  Net income (loss)
  available to common
    stockholders          $(15,849,307)$ 3,542,728 $ 8,433,118
                           ===========  ==========  ==========
  Net income (loss)
   per common share       $     (1.32) $      0.30 $      0.70
                           ==========   ==========  ==========

                        EZCORP, Inc.

                        Exhibit 22.1

     Form 10-K for Fiscal Year Ended September 30, 1997



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




              -----------------------
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

                        Exhibit 23.1



                CONSENT OF ERNST & YOUNG LLP




      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-63078) pertaining to the 1991 EZCORP, Inc. Stock Incentive Plan and the Registration Statement (Form S-8 No. 33-63082) pertaining to the EZCORP, Inc. 401(k) Plan of our report dated November 13, 1997 with respect to the consolidated financial statements and schedule of EZCORP, Inc. and subsidiaries included in the Form 10-K for the year ended September 30, 1997.




                              ERNST & YOUNG LLP



Austin, Texas
December 18, 1997

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EZCORP, Inc.



December 22, 1997             By:  /s/ Vincent A. Lambiase
                                 ---------------------------
                                   (Vincent A. Lambiase)
                                   (President & Chief Executive
                                   Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature            Title                 Date


 /s/ Sterling B. Brinkley Chairman of the Board December 22, 1997 ------------------------- of Directors
 Sterling B. Brinkley

 /s/ Vincent A. Lambiase   President, Chief       December 22, 1997
-------------------------  Executive Officer
 Vincent A. Lambiase       & Director
                           (Principal Executive
                           Officer)

/s/ Daniel N. Tonissen     Senior Vice President, December 22, 1997
-------------------------  Chief Financial Officer
 Daniel N. Tonissen        & Director
                           (Principal Financial and
                           Accounting Officer)

/s/ J. Jefferson Dean     Vice President Strategic December 22, 1997
------------------------- Planning & Business
 J. Jefferson Dean        Development & Director


/s/ Mark C. Pickup        Director                 December 22, 1997
-------------------------
   Mark C. Pickup


/s/ Richard D. Sage       Director                 December 22, 1997
-------------------------
   Richard D. Sage


/s/  John E. Cay, III     Director                 December 22, 1997
-------------------------
   John E. Cay, III