Form 10-Q
period 1997-12-31
EZCORP INC
filed 1998-02-12
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

      As of December 31, 1997, 10,515,530 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,480,301 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                                        Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       December 31, 1997 and September 30, 1997            1

       Condensed Consolidated Statements of Operations -
       Three Months Ended December 31, 1997 and 1996       2

       Condensed Consolidated Statements of Cash Flows -
       Three Months Ended December 31, 1997 and 1996       3

       Notes to Interim Condensed Consolidated Financial
       Statements                                          4


       Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations    7


PART II.  OTHER INFORMATION                               11


SIGNATURE                                                 13

                           PART I
Item 1.  Financial Statements (Unaudited)

                EZCORP, Inc. and Subsidiaries
      Condensed Consolidated Balance Sheets (Unaudited)

                                   December 31,   September 30,
                                       1997           1997
                                   ------------   -------------
                                         (In thousands)
ASSETS:
     Current assets:
       Cash and cash equivalents      $   1,084    $     829
       Pawn loans                        39,109       42,837
       Service charge receivable         11,851       13,130
       Inventory, net                    40,928       39,258
       Deferred tax asset                 1,364        1,889
       Prepaids and other assets          2,619        1,965
                                        -------      -------
          Total current assets           96,955       99,908

     Property and equipment, net         32,577       32,586

     Other assets:
       Deferred tax asset                 1,730        1,730
       Other assets, net                 18,129       16,827
                                        -------      -------
          Total assets                 $149,391     $151,051
                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Current maturities of
         long-term debt                $      9     $      9
       Federal income taxes payable       1,212          819
       Other                              9,133        9,629
                                        -------      -------
          Total current liabilities      10,354       10,457

     Long-term debt, less current
       maturities                        15,130       19,133
     Other long-term liabilities            187            -

     Stockholders' equity:
       Preferred stock, par value
         $.01 a share - Authorized
         5,000,000 shares; none issued
         and outstanding                      -            -
       Class A Non-voting Common stock,
         par value $.01 a share -
         Authorized 40,000,000 shares;
         10,524,563 shares issued and
         10,515,530 shares outstanding at
         December 31, 1997 and September
         30, 1997                           105          105
       Class B Voting Common stock, par
         value $.01 a share - Authorized
         1,484,407 shares; 1,480,301 shares
         issued and outstanding at December
         31, 1997 and September 30, 1997     15           15
       Additional paid-in capital       114,338      114,338
       Retained earnings                 10,026        7,767
                                        -------      -------
                                        124,484      122,225
       Other                               (764)        (764)
                                        -------      -------
          Total stockholders' equity    123,720      121,461
                                        -------      -------
          Total liabilities and
            stockholders' equity       $149,391     $151,051
                                        =======      =======
See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

                EZCORP, Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations (Unaudited)

                                       Three Months Ended
                                          December 31,
                                     -----------------------
                                       1997           1996
                                     -----------------------
                                      (In thousands, except
                                        per share amounts)
Revenues:
     Sales                            $ 30,956     $ 27,100
     Pawn service charges               20,988       18,742
                                       -------      -------
       Total revenues                   51,944       45,842

Cost of goods sold                      26,079       22,512
                                       -------      -------
     Net revenues                       25,865       23,330

Operating expenses:
     Operations                         16,689       15,013
     Administrative                      3,355        3,193
     Depreciation and amortization       1,798        1,890
                                       -------      -------
       Total operating expenses         21,842       20,096
                                       -------      -------
Operating income                         4,023        3,234

Interest expense                           380          291
                                       -------      -------
Income before income taxes               3,643        2,943

Income tax expense                       1,384        1,040
                                       -------      -------
Net income                            $  2,259     $  1,903
                                       =======      =======
Basic and diluted earnings per share  $   0.19     $   0.16
                                       =======      =======
Weighted average shares outstanding
Basic                               11,995,831   11,992,728
                                    ==========   ==========
Diluted                             12,011,698   11,996,612
                                    ==========   ==========

See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

               EZCORP, Inc. and Subsidiaries
    Condensed Consolidated Statements of Cash Flows (Unaudited)

                                              Three Months Ended
                                                  December 31,
                                           -----------------------
                                              1997          1996
                                           -----------------------
                                                (In thousands)
OPERATING ACTIVITIES:
     Net income                            $  2,259      $  1,903
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Depreciation and amortization          1,798         1,890
       Deferred income taxes                    526          (394)
       Gain on sale of assets                  (109)            -
       Changes in operating assets and
         liabilities:
          (Increase)/decrease in service
            charge receivable                 1,402          (431)
          (Increase)/decrease in
            inventories                      (1,503)        1,161
          (Increase)/decrease in prepaid
            expenses and other assets          (757)          587
          Decrease in accounts payable
            and accrued expenses               (650)         (600)
          Increase/(decrease) in customer
            layaway deposits                    145            (2)
          Increase in other long term
            liabilities                         187             -
          Increase in income taxes payable      391           620
                                            -------       -------
       Net cash provided by operating
         activities                           3,689         4,734

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred
       to inventories                        17,358        12,593
     Pawn loans made                        (40,986)      (39,674)
     Pawn loans repaid                       27,770        25,942
                                            -------       -------
          Net (increase)/decrease in loans    4,142        (1,139)

     Additions to property, plant, and
       equipment                             (1,672)       (1,181)
     Acquisitions, net of cash acquired      (2,104)            -
     Sale of assets                             203             -
                                            -------       -------
       Net cash provided by/(used in)
         investing activities                   569        (2,320)

FINANCING ACTIVITIES:
     Proceeds from bank borrowings            2,000         1,000
     Payments on borrowings                  (6,003)       (2,040)
                                            -------        -------
       Net cash used by financing activities (4,003)       (1,040)
                                            -------        -------
Increase in cash and cash equivalents           255         1,374

Cash and cash equivalents at
beginning of period                             829         1,419
                                            -------       -------
     Cash and cash equivalents at
     end of period                         $  1,084      $  2,793
                                            =======       =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock to 401(k) Plan $      -      $     37
                                            =======       =======


See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

             EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
                      (Unaudited)
                  December 31, 1997

Note  A  -  Basis of Presentation

                             The   accompanying    unaudited
condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

       The   Company's  business  is  subject  to   seasonal
variations, and operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of December 31, 1997, inventory reserves were $6.7 million.

Note C - Statement of Cash Flows

      The amounts for December 31, 1996 in the investing section for pawn loans made, pawn loans repaid and pawn loans forfeited and transferred to inventories have been reclassified. The net increase/(decrease) in loans and the net cash provided by/(used in) investing activities are unchanged.

Note D - Earnings Per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

           EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
                    (Unaudited)
                 December 31, 1997

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended
                                            December 31,
                                        --------------------
                                           1997        1996
                                        --------------------
                                            (In thousands)
     Numerator
        Numerator for basic and
        diluted earnings per share -
        net income                      $  2,259    $  1,903
                                         =======     =======
     Denominator
        Denominator for basic earnings
        per share - weighted average
        shares                            11,996      11,993

       Effect of dilutive securities:
          Employee stock options               4           -
          Warrants                            12           4
                                         -------     -------
       Dilutive potential common shares       16           4
                                         -------     -------
       Denominator for diluted earnings
       per share - adjusted weighted
       average shares and assumed
       conversions                        12,012      11,997
                                         =======     =======
       Basic earnings per share         $   0.19    $   0.16
                                         =======     =======
       Diluted earnings per share       $   0.19    $   0.16
                                         =======     =======
      Options to purchase 567,476 weighted average shares of common stock at an average price of $13.53 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note E - Litigation

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

      On February 4, 1998, the Company and its founder and former President and Chief Executive Officer, Courtland L. Logue, Jr. reached an out of court settlement to the lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr., in the 201st District Court of Travis County, Texas. Under the terms of the settlement, both the Company and Mr. Logue released their claims against each other, including all claims under Mr. Logue's employment agreement, and neither party admitted any liability nor paid any cash consideration to the other.

      The Company agreed to accelerate the release of contractual restrictions on the transfer of Mr. Logue's 967,742 shares of common stock, which converts, as of a closing  scheduled  on  or  before  February  18,  1998,  to publicly traded Class A Non-Voting Common Stock. In exchange, Mr. Logue agreed to assign 10,000 shares of his stock to the Company.

           EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
                    (Unaudited)
                 December 31, 1997

     The settlement releases 191,548 shares immediately, and a like amount on October 29, 1998. An additional 95,774 shares will be released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares to be released in July, 2001, as originally scheduled. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, negotiated a five year limitation on Mr. Logue's financial investments in competing pawnshop businesses and negotiated renewal options with respect to certain existing real estate leases for store locations.

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

First  Quarter  Ended December 31, 1997  vs.  First  Quarter
Ended December 31, 1996

      The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended December 31, 1997 and 1996.

                               Three Months Ended      % or
                                December 31, (a)      Point
                              1997           1996    Change(b)
                              --------------------   ---------
Net Revenues:
     Sales                   $ 30,956    $ 27,100        14.2%
     Pawn service charges      20,988      18,742        12.0%
                              -------     -------
       Total revenues          51,944      45,842        13.3%
     Cost of goods sold        26,079      22,512        15.8%
                              -------     -------
       Net revenues          $ 25,865    $ 23,330        10.9%
Other Data:                   =======     =======
     Gross profit as a
     percent of sales           15.8%        16.9%   (1.1) pts.
     Average annual inventory
     turnover                    2.5x         2.5x         0.0x
     Average inventory balance
     per location as of the
     end of the quarter          $164         $140        17.1%
     Average loan balance per
     location as of the end
     of the quarter              $156         $144         8.3%
     Average yield on loan
     portfolio                   204%         213%   (9.0) pts.
     Redemption rate              76%          79%   (3.0) pts.
Expenses as a Percent of Total Revenues:
     Operating                  32.1%        32.7%   (0.6) pts.
     Administrative              6.5%         7.0%   (0.5) pts.
     Depreciation and
     amortization                3.5%         4.1%   (0.6) pts.
     Interest, net               0.7%         0.6%      0.1 pt.
Locations in Operation:
     Beginning of period          249          246
     Acquired                       1            0
     Established                    1            2
     Sold, combined or closed      (1)           0
                                -----        -----
     End of period                250          248
Average locations in operation  =====        =====
during the period(c)            249.5        247.0
                                =====        =====
------------------------------------------
a    In  thousands,  except percentages, inventory  turnover
     and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the locations operating at the beginning and end of such period.

Results of Operations

     The following discussion compares results for the three-month period ended December 31, 1997 ("Fiscal 1998 Period") to the three month period ended December 31, 1996 ("Fiscal 1997 Period"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      During the Fiscal 1998 Period, the Company opened  one
(1) newly established store, acquired one (1) store and closed one (1) store. During the twelve (12) months ended December 31, 1997, the Company opened four (4) newly establish stores, acquired one (1) store and closed three
(3) stores. The store closings were a result of the Company's ongoing review of its store portfolio. At December 31, 1997, the Company operated 250 stores in thirteen (13) states.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the Fiscal 1998 Period, pawn service charge revenue increased $2.2 million from the Fiscal 1997 Period to $21.0 million. This resulted from an increase in same store pawn service charge revenue ($2.0 million) and the pawn service charge revenue from new stores not open the full three-month period ($0.2 million). At December 31, 1997, same store pawn loan balances were seven percent above December 31, 1996. The annualized yield on the average pawn loan balance decreased nine percentage points from the Fiscal 1997 Period to 204%. This decrease was primarily due to a shift in pawn loan balances to states with lower pawn service charge rates when compared to the Fiscal 1997 Period.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the Fiscal 1998 Period, sales increased approximately $3.9 million from the Fiscal 1997 Period to approximately $31.0 million. This resulted from an increase in same store merchandise sales ($3.4 million), new store sales ($0.5 million), and scrapping activity ($0.1 million), partially offset by closed store sales ($0.1 million). Same store sales for the Fiscal 1998 Period increased 13 percent from the Fiscal 1997 Period. Inventory levels per store were 17% higher than the prior period due to higher average loan balances during the preceding months in the Fiscal 1998 Period (approximately $164,000 in the Fiscal 1998 Period as compared to $140,000 in the Fiscal 1997 Period). Inventory turnover, at 2.5 times, was unchanged in the Fiscal 1998 Period compared to the Fiscal 1997 Period.

      The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At December 31, 1997, and 1996, respectively, the Company's inventories consisted of approximately 64 and 65 percent jewelry (e.g. ladies' and men's rings, chains, bracelets, etc.) and 36 and 35 percent general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At December 31, 1997 and 1996, respectively, 88% and 76% of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 96% and 87% of the general merchandise inventory for each period.

      For the Fiscal 1998 Period, gross profits as a percentage of merchandise sales decreased 1.1 percentage points from the Fiscal 1997 Period to 15.8 percent. This decrease results from lower gross profit on wholesale and scrap jewelry sales (1.0 percentage point) and lower margins on merchandise sales (0.2 percentage point) offset by a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.1 percentage point to approximately 1.2 percentage points).

      In the Fiscal 1998 Period, operating expenses as a percentage of total revenues decreased 0.6 percentage point from the Fiscal 1997 Period to 32.1%. Administrative expenses decreased 0.5 percentage point in the Fiscal 1998 Period to 6.5%. These decreases result from the higher level of revenues relative to these expenses in the Fiscal 1998 Period.

      The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "97" for
1997) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. Since the Company is currently in the process of replacing and upgrading its computer hardware and software systems, the Company believes that there is little business risk attributable to the Year 2000 issue.

Liquidity and Capital Resources

      Net cash provided by operating activities for the Fiscal 1998 Period was $3.7 million as compared to $4.7 million provided in the Fiscal 1997 Period. Improved operating results and lower pawn service charge receivable offset by increases in inventory and prepaid expenses were the main factors for the reduced cash provided by operating activities. Net cash provided by investing activities was $0.6 million for the Fiscal 1998 Period compared to $2.3 million used in the Fiscal 1997 period. The change is due to decreases in pawn loan balances offset by higher levels of capital expenditures and acquisitions for the Fiscal 1998 Period.

      In the Fiscal 1998 Period, the Company invested approximately $3.6 million to open one (1) newly established store, to acquire one (1) store, to upgrade or replace existing equipment and computer systems, and for improvements at existing stores. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 50 stores during fiscal 1998, including the two stores already opened. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these capital expenditures.

       The Company's current revolving line of credit agreement was amended on May 9, 1997 and matures January 30, 2000. That agreement requires, among other things, that the Company meet certain financial covenants. Borrowings under the line are unsecured and bear interest at the bank's Eurodollar rate plus 0.75% to 1.5%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50.0 million. At December 31, 1997, the Company had approximately $15 million outstanding on the credit facility and additional borrowing capacity of approximately $31 million.

Seasonality

      Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

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

                           PART II
Item 1.  Legal Proceedings

      On February 4, 1998, the Company and its founder and former President and Chief Executive Officer, Courtland L. Logue, Jr. reached an out of court settlement to the lawsuit styled EZCORP, Inc. v. Courtland L. Logue, Jr., in the 201st District Court of Travis County, Texas. Under the terms of the settlement, both the Company and Mr. Logue released their claims against each other, including all claims under Mr. Logue's employment agreement, and neither party admitted any liability nor paid any cash consideration to the other.

      The Company agreed to accelerate the release of contractual restrictions on the transfer of Mr. Logue's 967,742 shares of common stock, which converts, as of a closing  scheduled  on  or  before  February  18,  1998,  to publicly traded Class A Non-Voting Common Stock. In exchange, Mr. Logue agreed to assign 10,000 shares of his stock to the Company.

     The settlement releases 191,548 shares immediately, and a like amount on October 29, 1998. An additional 95,774 shares will be released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares to be released in July, 2001, as originally scheduled. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, negotiated a five year limitation on Mr. Logue's financial investments in competing pawnshop businesses and negotiated renewal options with respect to certain existing real estate leases for store locations.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibit                               Incorporated by
            Number            Description           Reference to
            -------      ----------------------   -----------------
            Exhibit 27   Financial Data Schedule  Filed herewith

       (b)  Reports on Form 8-K
            The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1997.

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


                                           EZCORP, INC.
                              ------------------------------------
                                           (Registrant)




Date: February 12, 1998       By:     /s/ DAN N. TONISSEN
                              ------------------------------------
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer