Form 10-Q
period 1998-03-31
EZCORP INC
filed 1998-05-14
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.

      As of March 31, 1998, 10,811,541 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                                               Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       March 31, 1998 and September 30, 1997                     1

       Condensed Consolidated Statements of Operations -
       Three and Six Months Ended March 31, 1998 and 1997        2

       Condensed Consolidated Statements of Cash Flows -
       Six Months Ended March 31, 1998 and 1997                  3

       Notes to Interim Condensed Consolidated Financial
       Statements                                                4


       Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations          8


PART II.  OTHER INFORMATION                                     13


SIGNATURE                                                       14

                             PART I
Item 1.  Financial Statements (Unaudited)

                  EZCORP, Inc. and Subsidiaries
        Condensed Consolidated Balance Sheets (Unaudited)
                     (Dollars in thousands)
                                                March 31,   September 30,
                                                  1998           1997
                                                ---------   -------------
ASSETS:
     Current assets:
       Cash and cash equivalents              $       974    $     829
       Pawn loans receivable                       34,475       42,837
       Service charge receivable                   10,161       13,130
       Inventories (net)                           36,638       39,258
       Deferred tax asset                           1,364        1,889
       Other                                        2,946        1,965
                                                ---------     --------
          Total current assets                     86,558       99,908

     Investment in unconsolidated affiliate        10,362            -
     Property and equipment, net                   34,333       32,586

     Other assets:
       Deferred tax asset                           1,730        1,730
       Other assets, net                           18,341       16,827
                                                 --------     --------
          Total assets                          $ 151,324    $ 151,051
                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
      Current maturities of long-term debt      $       9    $       9
       Accounts payable and accrued expenses        5,939        7,715
       Other                                        2,259        2,733
                                                 --------     --------
          Total current liabilities                 8,207       10,457

     Long-term debt less current maturities        17,128       19,133
     Other long-term liabilities                      172            -
                                                 --------     --------
          Total long-term liabilities              17,300       19,133

     Stockholders' equity:
       Preferred stock, par value $.01 a share          -            -
          Authorized 5,000,000 shares; none
          issued and outstanding
       Class A Non-voting Common Stock, par value
          $.01 a share                                108          105
          Authorized 40,000,000 shares; 10,820,574
          shares issued and 10,811,541 shares
          outstanding at March 31, 1998 (10,524,563
          issued and 10,515,530 outstanding at
          September 30, 1997)
       Class B Voting Common Stock, par value $.01
          a share                                      12           15
          Authorized 1,198,990 shares; 1,190,057
          shares issued and outstanding at March 31,
          1998 (1,480,301 shares issued and
          outstanding at September 30, 1997)
       Additional paid-in capital                 114,398      114,338
       Retained earnings                           12,063        7,767
       Other                                         (764)        (764)
                                                 --------     --------
          Total stockholders' equity              125,817      121,461
                                                 --------     --------
          Total liabilities and stockholders'
          equity                                $ 151,324    $ 151,051
                                                 ========     ========

See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                  EZCORP, Inc. and Subsidiaries
   Condensed Consolidated Statements of Operations (Unaudited)
        (Dollars in thousands, except per share amounts)

                                      Three Months Ended    Six Months Ended
                                           March 31,            March 31,
                                     1998        1997       1998       1997
                                   --------    --------   --------  --------
Revenues:
     Sales                         $ 30,674    $ 28,108   $ 61,630   $ 55,209
     Pawn service charges            19,006      18,188     39,994     36,929
                                    -------     -------    -------    -------
       Total revenues                49,680      46,296    101,624     92,138

Cost of goods sold                   25,369      23,018     51,449     45,531
                                    -------     -------    -------    -------
     Net revenues                    24,311      23,278     50,175     46,607

Operating expenses:
     Operations                      15,818      15,433     32,507     30,446
     Administrative                   3,143       2,990      6,497      6,184
     Depreciation and amortization    1,824       1,828      3,622      3,716
                                    -------     -------    -------    -------
       Total operating expenses      20,785      20,251     42,626     40,346
                                    -------     -------    -------    -------
Operating income                      3,526       3,027      7,549      6,261

Interest expense                        241         232        621        522
                                    -------     -------    -------    -------
Income before income taxes            3,285       2,795      6,928      5,739

Income tax expense                    1,248       1,026      2,632      2,067
                                    -------     -------   --------    -------
Net income                         $  2,037    $  1,769  $   4,296   $  3,672
                                    =======     =======   ========    =======
Basic and diluted earnings per
share                              $   0.17    $   0.15  $    0.36   $   0.31
                                    =======     =======   ========    =======
Weighted average shares outstanding
     Basic                       11,997,817  11,995,831 11,996,813 11,994,262
                                 ==========  ========== ========== ==========
     Diluted                     12,011,217  12,000,340 12,011,446 11,998,452
                                 ==========  ========== ========== ==========
        See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

                  EZCORP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
                      (Dollars in thousands)
                                                     Six Months Ended
                                                         March 31,
                                                    1998          1997
OPERATING ACTIVITIES:
     Net income                                  $ 4,296       $ 3,672
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization               3,622         3,716
       Deferred income taxes                         525          (103)
       Gain on sale of assets                       (106)            -
       Changes in operating assets and liabilities:
          Decrease in service charge receivable    3,092           323
          Decrease in inventories                  2,787         5,074
          (Increase)/decrease in prepaid expenses
          and other assets                        (1,025)          525
          Decrease in accounts payable and accrued
          expenses                                (1,719)       (1,360)
          Increase in customer layaway deposits      336            27
          Increase in other long-term liabilities    172             -
          Decrease in income taxes payable          (819)         (180)
                                                  ------        ------
            Net cash provided by operating
            activities                            11,161        11,694

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred
     to inventories                               30,395        24,475
     Pawn loans made                             (80,400)      (78,801)
     Pawn loans repaid                            58,787        55,474
                                                  ------        ------
          Net decrease in loans                    8,782         1,148

     Additions to property, plant,
     and equipment                                (5,082)       (2,669)
     Acquisitions, net of cash acquired           (2,552)            -
     Investment in unconsolidated affiliate      (10,362)            -
     Sale of assets                                  203             -
                                                  ------        ------
            Net cash used in investing activities (9,011)       (1,521)

FINANCING ACTIVITIES:
     Proceeds from bank borrowings                17,000         3,000
     Payments on borrowings                      (19,005)      (11,271)
                                                  ------        ------
          Net cash used by financing activities   (2,005)       (8,271)
                                                  ------        ------
Increase in cash and cash equivalents                145         1,902

Cash and cash equivalents at beginning of period     829         1,419
                                                  ------        ------
     Cash and cash equivalents at end of period  $   974       $ 3,321
                                                  ======        ======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock to 401(k) Plan     $    60       $    37
                                                  ======        ======
See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

              EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                     March 31, 1998

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

      The Company's business is subject to seasonal variations, and operating results for the three- and six-month periods ended
March 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of March 31, 1998, inventory reserves were $7.0 million.

       Property   and  equipment  is  shown  net  of  accumulated
depreciation of $25,986,000 and $22,767,000 at March 31, 1998 and
September 30, 1997, respectively.

Note C - Statement of Cash Flows

      The amounts for March 31, 1997 in the investing section for pawn loans made, pawn loans repaid and pawn loans forfeited and transferred to inventories have been reclassified. The net increase/(decrease) in loans and the net cash provided by/(used in) investing activities are unchanged.

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

              EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                      March 31, 1998

The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended    Six Months Ended
                                         March 31,            March 31,
                                    1998         1997      1998      1997
                                  -------      -------   -------   -------
                                      (In thousands)       (In thousands)
  Numerator
     Numerator for basic and
     diluted earnings per share -
        net income                $ 2,037     $ 1,769   $ 4,296    $ 3,672
                                   ======      ======    ======     ======
  Denominator
     Denominator for basic earnings
     per share - weighted average
     shares                        11,998      11,996    11,997     11,994
     Effect of dilutive securities:
          Employee stock options        2           -         3          -
          Warrants                     11           4        11          4
                                   ------      ------    ------     ------
      Dilutive potential common
      shares                           13           4        14          4
                                   ------      ------    ------     ------
     Denominator for diluted earnings
     per share - adjusted weighted
     average  shares and assumed
     conversions                   12,011      12,000    12,011     11,998
                                   ======      ======    ======     ======
     Basic earnings per share      $ 0.17      $ 0.15    $ 0.36     $ 0.31
                                   ======      ======    ======     ======
     Diluted earnings per share    $ 0.17      $ 0.15    $ 0.36     $ 0.31
                                   ======      ======    ======     ======

      For the three months ended March 31, 1998, options to purchase 629,519 weighted average shares of common stock at an average price of $13.35 per share were outstanding. For the six months ended March 31, 1998, options to purchase 592,088 weighted average shares of common stock at an average price of $13.46 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

      For the three months ended March 31, 1997, options to purchase 639,519 weighted average shares of common stock at an average price of $13.16 per share were outstanding. For the six months ended March 31, 1997, options to purchase 636,393 weighted average shares of common stock at an average price of $13.19 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

Note E - Changes in Capital Structure

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, Disclosure of Information about Capital Structure. Statement 129 requires, among other things, an entity to disclose changes in its capital structure since the date of the most recent annual balance sheet.

      As of February 4, 1998, 285,417 of the remaining shares of Class B Voting Common Stock held by the former President and Chief Executive Officer, Courtland L. Logue, Jr., were converted to publicly traded Class A Non-Voting Common Stock as a result of an out of court settlement reached between the Company and Mr. Logue. The majority holder of the Class B Voting Common Stock previously had approved and implemented the conversion of Mr. Logue's other 682,325 shares from Class B to Class A during the Company's Fiscal Year ended September 30, 1996 and the first half of Fiscal year ended September 30, 1997. The Company received 10,000 shares from Mr. Logue.

              EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                    March 31, 1998

The Company accounted for the receipt of these shares as a capital transaction and has excluded this from the calculation of net income. Please refer to Note H for additional information.

     On March 2, 1998, the Company issued 5,767 shares of Class A
Non-Voting Common Stock as a matching contribution to its  401(k)
Plan.

      On  March 20, 1998, the sole shareholder of Class B  Voting
Common  Stock  approved and implemented the conversion  of  4,827 shares from Class B into the same number of shares of Class A Non-voting Common Stock.

Note F - Litigation

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

     The Company is the nominal defendant in a lawsuit filed July 18, 1997 by a holder of thirty-nine (39) shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleges the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit seeks recision of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. The defendants have filed a motion to dismiss which is pending before the court.

Note G - Investment in Unconsolidated Affiliate

      On March 24, 1998, the Company announced that it acquired, in a private transaction, just under 30% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"), a publicly traded company headquartered in Bristol, England. The Company's investment totaled approximately $10.3 million for 11,380,000 shares. A&B currently operates 25 pawnshops in the United
Kingdom. The acquisition is accounted for using the equity method of accounting for investments in common stock.

Note H - Other Events

      Pursuant to a settlement agreement dated February 4, 1998, the Company and its founder and former President and Chief Executive Officer, Courtland L. Logue, Jr., reached an out of court settlement to the lawsuit styled EZCORP, Inc. v. Courtland
L. Logue, Jr., in the 201st District Court of Travis County, Texas. Under the terms of the settlement, which closed February 18, 1998, both the Company and Mr. Logue released their claims against each other, including all claims under Mr. Logue's employment agreement, and neither party admitted any liability nor paid any cash consideration to the other.

      The Company agreed to accelerate the release of contractual restrictions on the transfer of Mr. Logue's 967,742 shares of common stock, which converted, as of February 18, 1998, to publicly traded Class A Non-Voting Common Stock. In exchange, Mr. Logue agreed to assign 10,000 shares of his stock to the Company.

              EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                    March 31, 1998

      The settlement released 191,548 shares immediately, and a like amount will be released on October 29, 1998. An additional 95,774 shares will be released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares to be released in July, 2001, as originally scheduled. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, negotiated a five year limitation on Mr. Logue's financial investments in competing pawnshop businesses and negotiated renewal options with respect to certain existing real estate leases for store locations.

Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations

      The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

Second Quarter Ended March 31, 1998 vs. Second Quarter Ended
March 31, 1997

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended March 31, 1998 and 1997.

                                              Three Months Ended     % or
                                                  March 31,(a)      Point
                                              1998          1997   Change(b)
                                            --------     -------   --------
Net Revenues:
     Sales                                  $30,674      $28,108     9.1%
     Pawn service charges                    19,006       18,188     4.5%
                                             ------       ------
       Total revenues                        49,680       46,296     7.3%
     Cost goods sold                         25,369       23,018    10.2%
                                             ------       ------
       Net revenues                         $24,311      $23,278     4.4%
                                             ======       ======
Other Data:
     Gross profit as a percent of sales       17.3%        18.1%  (0.8) pt.
     Average annual inventory turnover         2.6x         2.8x     (0.2)x
     Average inventory balance per location
     as of the end of the quarter              $140         $125      12.0%
     Average loan balance per location
     as of the end of the quarter              $132         $136     (2.9)%
     Average yield on loan portfolio           211%         212%  (1.0) pt.
     Redemption rate                            79%          80%  (1.0) pt.

Expenses as a Percent of Total Revenues:
     Operating                                31.8%        33.3% (1.5) pts.
     Administrative                            6.3%         6.5%  (0.2) pt.
     Depreciation and amortization             3.7%         3.9%  (0.2) pt.
     Interest, net                             0.5%         0.5%   0.0 pts.

Locations in Operation:
     Beginning of period                        250         248
     Acquired                                     1           -
     Established                                 11           1
     Sold, combined or closed                     -          (2)
                                              -----       -----
     End of period                              262         247
Average locations in operation during the     =====       =====
period(c)                                     256.0       247.5
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

Six  Months Ended March 31, 1998 vs. Six Months Ended  March
31, 1997
      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six months ended March 31, 1998 and 1997.

                                               Six Months Ended       % or
                                                 March 31,(a)        Point
                                              1998          1997    Change(b)
                                          ---------    ---------    ---------
Net Revenues:
     Sales                                $ 61,630      $ 55,209     11.6%
     Pawn service charges                   39,994        36,929      8.3%
                                           -------       -------
       Total revenues                      101,624        92,138     10.3%
     Cost of goods sold                     51,449        45,531     13.0%
                                           -------       -------
       Net revenues                       $ 50,175      $ 46,607      7.7%
                                           =======       =======
Other Data:
     Gross profit as a percent of sales      16.5%         17.5%   (1.0) pt.
     Average annual inventory turnover        2.6x          2.6x        0.0x
     Average inventory balance per location
     as of the end of the quarter             $140          $125       12.0%
     Average loan balance per location
     as of the end of the quarter             $132          $136      (2.9)%
     Average yield on loan portfolio          208%          214%  (6.0) pts.
     Redemption rate                           77%           79%  (2.0) pts.

Expenses as a Percent of Total Revenues:
     Operating                               32.0%         33.0%   (1.0) pt.
     Administrative                           6.4%          6.7%   (0.3) pt.
     Depreciation and amortization            3.6%          4.0%   (0.4) pt.
     Interest, net                            0.6%          0.6%    0.0 pts.

Locations in Operation:
     Beginning of period                       249           246
     Acquired                                    2             -
     Established                                12             3
     Sold, combined or closed                   (1)           (2)
                                             -----         -----
     End of period                             262           247
Average locations in operation during the    =====         =====
period(c)                                    255.5         246.5
                                             =====         =====
-----------------------------------------
a    In  thousands,  except percentages, inventory  turnover
     and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Results  of  Operations

      The following discussion compares results for the three- and six-month periods ended March 31, 1998 ("Fiscal 1998 Periods") to the three- and six-month periods ended March 31, 1997 ("Fiscal 1997 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      During the three-month Fiscal 1998 Period, the Company opened eleven (11) newly established stores and acquired one (1) store. During the twelve (12) months ended March 31, 1998, the Company opened fourteen (14) newly established stores, acquired two (2) stores and closed one (1) store. At March 31, 1998, the Company operated 262 stores in thirteen (13) states.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three-month Fiscal 1998 Period, pawn service charge revenue increased $0.8 million from the three-month Fiscal 1997 Period to $19.0 million. This resulted from an increase in same store pawn service charge revenue ($0.4 million) and the pawn service charge revenue from new stores not open the full three-month period ($0.4 million). The annualized yield on the average pawn loan balance decreased one percentage point from the Fiscal 1997 Period to 211%. Average same store loan balances were two percent above the three month Fiscal 1997 Period.

      For the six-month Fiscal 1998 Period, pawn service charge revenue increased $3.1 million from the six-month Fiscal 1997 Period to $40.0 million. This resulted from an increase in same store pawn service charge revenue ($2.4 million) and the pawn service charge revenue from new stores not open the full six-month period ($0.7 million). At March 31, 1998, average same store pawn loan balances were nine percent above March 31, 1997. The annualized yield on the average pawn loan balance decreased six percentage points from the Fiscal 1997 Period to 208%. This decrease was primarily due to a shift in pawn loan balances to states with lower pawn service charge rates since the six-month Fiscal 1997 Period.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three-month Fiscal 1998 Period, sales increased approximately $2.6 million from the three-month Fiscal 1997 Period to approximately $30.7 million. This resulted from an increase in same store merchandise sales ($2.5 million), new store sales ($0.7 million), offset by lower scrapping activity ($0.5 million), and by closed store sales ($0.1 million). Same store sales for the three-month Fiscal 1998 Period increased nine percent from the three-month Fiscal 1997 Period.

      For the six-month Fiscal 1998 Period, sales increased approximately $6.4 million from the six-month Fiscal 1997 Period to approximately $61.6 million. This resulted from an increase in same store merchandise sales ($5.8 million), new store sales
($1.2   million),  offset  by  lower  scrapping  activity   ($0.4
million), and by closed store sales ($0.2 million). Same store sales for the six-month Fiscal 1998 Period increased eleven percent from the six-month Fiscal 1997 Period. Inventory levels per store were twelve percent higher than the prior period due to higher average loan balances during the preceding months in the six-month Fiscal 1998 Period (approximately $140,000 in the six-month Fiscal 1998 Period as compared to $125,000 in the six-month Fiscal 1997 Period). Inventory turnover, at 2.6 times, was unchanged in the six-month Fiscal 1998 Period compared to the six-month Fiscal 1997 Period.

      The  Company's  gross  margin  level  (gross  profit  as  a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At March 31, 1998 and 1997, respectively, the Company's inventories consisted of approximately 66 and 65 percent jewelry (e.g., ladies' and men's rings, chains, bracelets, etc.) and 34 and 35 percent general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At March 31, 1998 and 1997, respectively, 87% and 80% of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 95% and 90% of the general merchandise inventory for each period.

      For the three-month Fiscal 1998 Period, gross profits as a percentage of merchandise sales decreased 0.8 percentage point from the three-month Fiscal 1997 Period to 17.3 percent. This decrease results from lower gross margins on merchandise sales (1.6 percentage points) offset by a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.2 percentage point to approximately 1.2 percentage points) and higher gross profit on wholesale and scrap jewelry sales (0.6 percentage point).

      For the six-month Fiscal 1998 Period, gross profits as a percentage of merchandise sales decreased 1.0 percentage point from the six-month Fiscal 1997 Period to 16.5 percent. This decrease results from lower margins on merchandise sales (1.0 percentage point) and lower gross profit on wholesale and scrap jewelry sales (0.2 percentage point) and offset by a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.2 percentage point to approximately 1.2 percentage points).

     In the three-month Fiscal 1998 Period, operating expenses as a percentage of total revenues decreased 1.5 percentage points from the three-month Fiscal 1997 Period to 31.8%. Administrative expenses decreased 0.2 percentage point in the three-month Fiscal 1998 Period to 6.3%. These decreases result from the higher level of revenues relative to these expenses in the three-month Fiscal 1998 Period.

     In the six-month Fiscal 1998 Period, operating expenses as a percentage of total revenues decreased 1.0 percentage point from the six-month Fiscal 1997 Period to 32%. Administrative expenses decreased 0.3 percentage point in the six-month Fiscal 1998 Period to 6.4%. These decreases result largely from the higher level of revenues in the six-month Fiscal 1998 Period.


Liquidity and Capital Resources

      Net cash provided by operating activities for the six-month Fiscal 1998 Period was $11.2 million as compared to $11.7 million provided in the six-month Fiscal 1997 Period. Improved operating results and lower pawn service charge revenue offset by increases in inventory and prepaid expenses were the main factors for the reduced cash provided by operating activities. Net cash used in investing activities was $9.0 million for the six-month Fiscal 1998 Period compared to $1.5 million used in the six-month Fiscal 1997 period. The change is due to decreases in pawn loan balances offset by the investment in the unconsolidated affiliate, Albemarle & Bond Holdings plc, and by higher levels of capital expenditures and acquisitions for the six-month Fiscal 1998 Period.

       In the Fiscal 1998 Period, the Company invested approximately $7.6 million to open twelve (12) newly established stores, to acquire two (2) stores, to upgrade or replace existing equipment and computer systems, and for improvements at existing stores. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 50 stores during fiscal 1998, including the thirteen net stores already opened. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these capital expenditures.

     The Company's current revolving line of credit agreement was amended on May 9, 1997 and matures January 30, 2000. That agreement requires, among other things, that the Company meet certain financial covenants. Borrowings under the line are unsecured and bear interest at the bank's Eurodollar rate plus 1.0%. The amount which the Company can borrow is based on a percentage of its inventory levels and outstanding pawn loan balance, up to $50.0 million. At March 31, 1998, the Company had approximately $17 million outstanding on the credit facility and additional borrowing capacity of approximately $24 million.


Seasonality

      Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

Year 2000

     The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "98" for 1998) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. Since the Company is currently in the process of replacing and upgrading its computer hardware and software systems, the Company believes that there is little business risk attributable to the Year 2000 issue.


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

                             PART II
Item 1. Legal Proceedings

     The Company is the nominal defendant in a lawsuit filed July 18, 1997 by a holder of thirty-nine (39) shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleges the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit seeks recision of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. The defendants have filed a motion to dismiss which is pending before the court.

Item 2. Changes in Securities

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      On  March  12, 1998, the sole shareholder of  the  Class  B
Voting  Common Stock approved Ernst & Young LLP to serve  as  the
Company's auditors for the ensuing year and elected the following persons as directors of the Company:

       Sterling B. Brinkley          Mark C. Pickup
       Vincent A. Lambiase           Richard D. Sage
       Dan N. Tonissen               John E. Cay, III
       J. Jefferson Dean

     The Company's Class B Voting Common Stock was the only class entitled to vote on these matters. The sole shareholder of the Company holds all 1,190,057 shares of outstanding Class B Voting
Common Stock.

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits                                  Incorporated by
            Number            Description               Reference to
            -----------  ---------------------------  ---------------
            Exhibit 3.6  Certificate of Amendment to
                         Certificate of Incorporation
                         of EZCORP, Inc.               Filed herewith

            Exhibit 27   Financial Data Schedule       Filed herewith

       (b)  Reports on Form 8-K
            The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1998.

                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EZCORP, INC.
                                  --------------------------
                                        (Registrant)




Date:   May 14, 1998          By:     /s/ DAN N. TONISSEN
                                  --------------------------
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer