Form 10-Q
period 1998-06-30
EZCORP INC
filed 1998-08-14
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

       As of June 30, 1998, 10,811,541 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                                        Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       June 30, 1998 and September 30, 1997                1

       Condensed Consolidated Statements of Operations -
       Three and Nine Months Ended June 30, 1998 and 1997  2

       Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended June 30, 1998 and 1997            3

       Notes to Interim Condensed Consolidated Financial
       Statements                                          4

     Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations    8


PART II.  OTHER INFORMATION                               13

SIGNATURE                                                 14

                             PART I
Item 1.  Financial Statements (Unaudited)

                  EZCORP, Inc. and Subsidiaries
        Condensed Consolidated Balance Sheets (Unaudited)
                     (Dollars in thousands)

                                               June 30,    September 30,
                                                 1998           1997
                                               ---------   -------------
ASSETS:
     Current assets:
       Cash and cash equivalents               $     1,624  $       829
       Pawn loans receivable                        43,057       42,837
       Service charge receivable                    12,523       13,130
       Inventories (net)                            37,457       39,258
       Deferred tax asset                            1,364        1,889
       Other                                         2,851        1,965
                                                  --------     --------
          Total current assets                      98,876       99,908

     Investment in unconsolidated affiliate         10,583            -
     Property and equipment, net                    37,752       32,586

     Other assets:
       Deferred tax asset                            1,730        1,730
       Other assets, net                            18,365       16,827
                                                  --------     --------
          Total assets                           $ 167,306    $ 151,051
                                                  ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Current maturities of long-term debt      $       9     $      9
       Accounts payable and accrued expenses         6,055        7,715
       Other                                         1,982        2,733
                                                  --------      -------
          Total current liabilities                  8,046       10,457

     Long-term debt less current maturities         31,126       19,133
     Other long-term liabilities                       165            -
                                                  --------      -------
          Total long-term liabilities               31,291       19,133

     Stockholders' equity:
       Preferred stock, par value $.01 a share           -            -
       Authorized 5,000,000 shares; none issued and
       outstanding
       Class A Non-voting Common Stock, par value
       $.01 a share                                    108          105
       Authorized 40,000,000 shares; 10,820,574
       shares issued and 10,811,541 shares
       outstanding at June 30, 1998 (10,524,563
       issued and 10,515,530 outstanding at
       September 30, 1997)
       Class B Voting Common Stock, par value
       $.01 a share                                     12           15
       Authorized 1,198,990 shares; 1,190,057
       shares issued and outstanding at June 30,
       1998 (1,480,301 shares issued and outstanding
       at September 30, 1997)
       Additional paid-in capital                  114,398      114,338
       Retained earnings                            14,215        7,767
       Other                                          (764)        (764)
                                                  --------     --------
          Total stockholders' equity               127,969      121,461
          Total liabilities and stockholders'     --------     --------
          equity                                 $ 167,306    $ 151,051
                                                  ========     ========

See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                  EZCORP, Inc. and Subsidiaries
   Condensed Consolidated Statements of Operations (Unaudited)
        (Dollars in thousands, except per share amounts)

                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                   ------------------      -----------------
                                      1998       1997        1998       1997
                                   --------  --------    --------  ---------
Revenues:
     Sales                        $  24,942  $ 22,938    $ 86,572  $ 78,147
     Pawn service charges            20,268    19,467      60,263    56,396
                                   --------   -------     -------   -------
       Total revenues                45,210    42,405     146,835   134,543

Cost of goods sold                   20,231    18,578      71,680    64,109
                                   --------   -------     -------   -------
     Net revenues                    24,979    23,827      75,155    70,434

Operating expenses:
     Operations                      16,314    15,178      48,822    45,624
     Administrative                   2,903     3,391       9,400     9,575
     Depreciation and amortization    1,930     1,902       5,553     5,618
                                   --------   -------     -------   -------
       Total operating expenses      21,147    20,471      63,775    60,817
                                   --------   -------     -------   -------
Operating income                      3,832     3,356      11,380     9,617

Interest expense                        358       153         979       675
                                   --------   -------     -------   -------
Income before income taxes            3,474     3,203      10,401     8,942

Income tax expense                    1,320     1,153       3,952     3,220
                                    -------   -------     -------    ------
Net income                         $  2,154  $  2,050    $  6,449   $ 5,722
                                    =======   =======     =======    ======
Basic and diluted
earnings per share                 $   0.18  $   0.17    $   0.54   $  0.48
                                    =======   =======     =======    ======
Weighted average shares
outstanding
     Basic                     12,001,598  11,995,832  11,998,408 11,994,786
                               ==========  ==========  ========== ==========
     Diluted                   12,017,688  12,003,459  12,014,366 12,000,272
                               ==========  ==========  ========== ==========

See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                  EZCORP, Inc. and Subsidiaries
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                     (Dollars in thousands)
                                                Nine Months Ended
                                                     June 30,
                                                ------------------
                                                  1998      1997
                                                --------- --------
OPERATING ACTIVITIES:
     Net income                              $  6,449     $  5,722
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Provision for store closings                 -          493
       Depreciation and amortization            5,553        5,618
       Deferred income taxes                      525         (103)
       Gain on sale of assets                    (106)           -
       Changes in operating assets and
       liabilities:
          (Increase)/decrease in service
          charge receivable                       730       (1,692)
          Decrease in inventories               1,967        3,266
          (Increase)/decrease in prepaid
          expenses and other assets            (1,253)         446
          Decrease in accounts payable and
          accrued expenses                     (1,604)        (413)
          Increase/(decrease) in customer
          layaway deposits                         59         (193)
          Increase in other long-term
          liabilities                             165            -
          Decrease in income taxes payable       (821)         (90)
                                              -------      -------
            Net cash provided by operating
            activities                         11,664       13,054

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred
     to inventories                            42,653       36,720
     Pawn loans made                         (127,722)    (123,936)
     Pawn loans repaid                         85,268       81,159
                                              -------      -------
          Net (increase)/decrease in loans        199       (6,057)

     Additions to property, plant, and
     equipment                                (10,254)      (3,904)
     Acquisition(s), net of cash acquired      (2,427)           -
     Investment in unconsolidated affiliate   (10,583)           -
     Sale of assets                               203            -
                                              -------      -------
            Net cash used in investing
            activities                        (22,862)      (9,961)

FINANCING ACTIVITIES:
     Proceeds from bank borrowings             31,000        9,000
     Payments on borrowings                   (19,007)     (12,271)
                                              -------      -------
          Net cash provided by/(used in)
          financing activities                 11,993       (3,271)
                                              -------      -------
Increase/(decrease) in cash and cash
equivalents                                       795         (178)

Cash and cash equivalents at beginning
of period                                         829        1,419
     Cash and cash equivalents at end          ------       ------
     of period                                $ 1,624      $ 1,241
                                               ======       ======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock to 401(k) Plan  $    60      $    37
                                               ======       ======
See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                  EZCORP, Inc. and Subsidiaries
  Notes to Interim Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1998

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

      The Company's business is subject to seasonal variations, and operating results for the three- and nine-month periods ended
June 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of June 30, 1998, inventory reserves were $6.6 million.

       Property   and  equipment  is  shown  net  of  accumulated
depreciation of $27.7 million and $22.8 million at June 30,  1998 and September 30, 1997, respectively.

Note C - Earnings Per Share

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

                  EZCORP, Inc. and Subsidiaries
  Notes to Interim Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1998

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended   Nine Months Ended
                                            June 30,            June 30,
                                      ------------------   -----------------
                                      1998         1997    1998        1997
                                      --------- --------   -------- --------
                                         (In thousands)      (In thousands)
  Numerator
     Numerator for basic and
     diluted earnings per share
       -  net  income                $ 2,154   $ 2,050   $ 6,449    $ 5,722
  Denominator                         ======    ======    ======     ======
     Denominator for basic
     earnings per share - weighted
     average shares                   12,002    11,996    11,998     11,995
     Effect of dilutive securities:
          Employee stock options           4         -         4          -
           Warrants                       12         7        12          5
                                      ------    ------    ------     ------
     Dilutive potential common shares     16         7        16          5
                                      ------    ------    ------     ------
     Denominator for diluted earnings
     per share - adjusted weighted
     average  shares and assumed
     conversions                      12,018   12,003     12,014     12,000
                                      ======   ======     ======     ======
     Basic earnings per share        $  0.18  $  0.17    $  0.54    $  0.48
                                      ======   ======     ======     ======
     Diluted earnings per share      $  0.18  $  0.17    $  0.54    $  0.48
                                      ======   ======     ======     ======
      For the three months ended June 30, 1998, options to purchase 626,451 weighted average shares of common stock at an average price of $13.35 per share were outstanding. For the nine months ended June 30, 1998, options to purchase 603,542 weighted average shares of common stock at an average price of $13.42 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

      For the three months ended June 30, 1997, options to purchase 559,417 weighted average shares of common stock at an average price of $13.62 per share were outstanding. For the nine months ended June 30, 1997, options to purchase 567,246 weighted average shares of common stock at an average price of $13.67 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

Note D - Changes in Capital Structure

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, Disclosure of Information about Capital Structure. Statement 129 requires, among other things, an entity to disclose changes in its capital structure since the date of the most recent annual balance sheet.

      As of February 4, 1998, 285,417 shares of Class B Voting Common Stock held by the former President and Chief Executive Officer, Courtland L. Logue, Jr., were converted to publicly traded Class A Non-Voting Common Stock as a result of an out of court settlement reached between the Company and Mr. Logue. As part of such settlement, the Company received 10,000 shares from Mr. Logue. The majority holder of the Class B Voting Common Stock previously had approved and implemented the conversion of Mr. Logue's other 682,325 shares from Class B to Class A during the Company's Fiscal Year ended September 30, 1996 and the first

                  EZCORP, Inc. and Subsidiaries
  Notes to Interim Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1998

half of Fiscal year ended September 30, 1997. Certain of the shares that have been converted to publicly-traded Class A as discussed in this paragraph remain subject to contractual restrictions on their transfer. The schedule for the release of such restrictions is discussed in Note G. The Company accounted for the receipt of these shares as a capital transaction and has excluded this from the calculation of net income. Please refer to Note G for additional information.

     On March 2, 1998, the Company issued 5,767 shares of Class A
Non-Voting Common Stock as a matching contribution to its  401(k)
Plan.

      On March 20, 1998, the sole shareholder of Class B Voting Common Stock approved and implemented the conversion of 4,827 shares from Class B into the same number of shares of Class A Non-voting Common Stock. The conversion of these shares will occur during the fourth fiscal quarter.

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

Note F - Investment in Unconsolidated Affiliate

      On March 24, 1998, the Company announced that it acquired, in a private transaction, just under 30% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"), a publicly traded company headquartered in Bristol, England. The Company's investment totaled approximately $10.6 million for 11,380,000 shares. A&B currently operates 25 pawnshops in the United
Kingdom. The acquisition is accounted for using the equity method of accounting for investments in common stock.

Note G - Other Events

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

                  EZCORP, Inc. and Subsidiaries
  Notes to Interim Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1998

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

Note H - Subsequent Events

      On July 27, 1998, the Board of Directors declared an annual $0.05 per share cash dividend payable quarterly. The first quarterly dividend of $0.0125 per share will be paid to shareholders of record on August 11, 1998 and will be paid by August 25, 1998.

      On  July  27,  1998,  the Board of Directors  approved  the repurchase of up to 2,000,000 shares of the Company's Class A Non-voting Common Stock in open market transactions over the next 12 months.

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

Third  Quarter  Ended June 30, 1998 vs. Third Quarter  Ended
June 30, 1997

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended June 30, 1998 and 1997.

                                        Three Months Ended        % or
                                             June 30,(a)         Point
                                           1998     1997        Change(b)
                                        -------------------     ---------
Net Revenues:
     Sales                              $ 24,942  $ 22,938          8.7%
     Pawn service charges                 20,268    19,467          4.1%
                                         -------   -------
       Total revenues                     45,210    42,405          6.6%
     Cost goods sold                      20,231    18,578          8.9%
                                         -------   -------
       Net revenues                     $ 24,979  $ 23,827          4.8%
                                         =======   =======
Other Data:
     Gross profit as a percent of sales    18.9%     19.0%      (0.1) pt.
     Average annual inventory turnover      2.2x      2.4x         (0.2)x
     Average inventory balance per
       location as of the
       end of the quarter                   $136      $131           3.8%
     Average loan balance per
       location as of the end
       of the quarter                       $157      $164         (4.3%)
     Average yield on loan portfolio        211%      212%      (1.0) pt.
     Redemption rate                         81%       80%        1.0 pt.

Expenses as a Percent of Total Revenues:
     Operating                             36.1%     35.8%        0.3 pt.
     Administrative                         6.4%      8.0%     (1.6) pts.
     Depreciation and amortization          4.3%      4.5%      (0.2) pt.
     Interest, net                          0.8%      0.4%        0.4 pt.

Locations in Operation:
     Beginning of period                     262       247
     Acquired                                  -         -
     Established                              13         1
     Sold, combined or closed                  -        -
                                           -----     -----
     End of period                           275       248
                                           =====     =====
Average locations in operation during
the period(c)                              268.5     247.5
                                           =====     =====
______________________________________
a    In  thousands,  except percentages, inventory  turnover
     and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Nine  Months Ended June 30, 1998 vs. Nine Months Ended  June
30, 1997
      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine months ended June 30, 1998 and 1997.

                                         Nine Months Ended        % or
                                            June 30,(a)          Point
                                           1998      1997      Change(b)
                                        -------------------    ---------
Net Revenues:
     Sales                              $ 86,572    $ 78,147        10.8%
     Pawn service charges                 60,263      56,396         6.9%
                                         -------     -------
       Total revenues                    146,835     134,543         9.1%
     Cost of goods sold                   71,680      64,109        11.8%
                                         -------     -------
       Net revenues                     $ 75,155    $ 70,434         6.7%
                                         =======     =======
Other Data:
     Gross profit as a percent of sales     17.2%      18.0%     (0.8) pt.
     Average annual inventory turnover       2.4x       2.5x        (0.1)x
     Average inventory balance
       per location as of the
       end of the quarter                    $136       $131         3.8%
     Average loan balance per
       location as of the end
       of the quarter                        $157       $164       (4.3%)
     Average yield on loan portfolio          207%      211%   (4.0) pts.
     Redemption rate                           78%       79%    (1.0) pt.

Expenses as a Percent of Total Revenues:
     Operating                               33.2%     33.9%    (0.7) pt.
     Administrative                           6.4%      7.1%    (0.7) pt.
     Depreciation and amortization            3.8%      4.2%    (0.4) pt.
     Interest, net                            0.7%      0.5%      0.2 pt.

Locations in Operation:
     Beginning of period                      249        246
     Acquired                                   1          -
     Established                               26          4
     Sold, combined or closed                  (1)       (2)
                                            -----      -----
     End of period                            275        248
Average locations in operation              =====      =====
during the period(c)                        262.0      247.0
                                            =====      =====
_______________________________________
a    In  thousands,  except percentages, inventory  turnover
     and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Results of Operations

     The following discussion compares results for the three- and nine-month periods ended June 30, 1998 ("Fiscal 1998 Periods") to the three- and nine-month periods ended June 30, 1997 ("Fiscal 1997 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      During the three-month Fiscal 1998 Period, the Company opened thirteen (13) newly established stores. During the nine months ended June 30, 1998, the Company opened twenty-six (26) newly established stores, acquired one (1) store and closed one
(1) store. At June 30, 1998, the Company operated 275 stores in fourteen (14) states.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three-month Fiscal 1998 Period, pawn service charge revenue increased $0.8 million from the three-month Fiscal 1997 Period to $20.3 million. This resulted from an increase in same store pawn service charge revenue ($0.2 million) and the pawn service charge revenue from new stores not open the full three-month period ($0.6 million). The annualized yield on the average pawn loan balance decreased one percentage point from the Fiscal 1997 Period to 211%. Average same store loan balances were one percent above the three month Fiscal 1997 Period.

      For the nine-month Fiscal 1998 Period, pawn service charge revenue increased $3.9 million from the nine-month Fiscal 1997 Period to $60.3 million. This resulted from an increase in same store pawn service charge revenue ($2.6 million) and the pawn service charge revenue from new stores not open the full nine-month period ($1.3 million). At June 30, 1998, average same store pawn loan balances were seven percent above June 30, 1997. The annualized yield on the average pawn loan balance decreased four percentage points from the Fiscal 1997 Period to 207%. This decrease was primarily due to a shift in pawn loan balances to states with lower pawn service charge rates since the nine-month Fiscal 1997 Period.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three-month Fiscal 1998 Period, sales increased approximately $2.0 million from the three-month Fiscal 1997 Period to approximately $25.0 million. This resulted from an increase in same store merchandise sales ($1.4 million) and new store sales ($1.0 million), offset by lower scrapping activity ($0.4 million). Same store sales for the three-month Fiscal 1998 Period increased six percent from the three-month Fiscal 1997 Period.

      For the nine-month Fiscal 1998 Period, sales increased approximately $8.4 million from the nine-month Fiscal 1997 Period to approximately $86.6 million. This resulted from an increase in same store merchandise sales ($7.2 million), new store sales ($2.2 million), offset by lower scrapping activity ($0.8 million), and by closed store sales ($0.2 million). Same store sales for the nine-month Fiscal 1998 Period increased ten percent from the nine-month Fiscal 1997 Period. Inventory levels per store were four percent higher than the prior period due to higher average loan balances during the preceding months. These higher inventory levels contributed to the same store sales growth experienced for the period.

      The  Company's  gross  margin  level  (gross  profit  as  a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At June 30, 1998 and 1997, respectively, the Company's inventories consisted of approximately 65% and 64% jewelry (e.g., ladies' and men's rings, chains, bracelets, etc.) and 35% and 36% general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At June 30, 1998 and 1997, respectively, 87% and 83% of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 95% and 92% of the general merchandise inventory for each period.

      For the three-month Fiscal 1998 Period, gross profits as a percentage of merchandise sales decreased 0.1 percentage point from the three-month Fiscal 1997 Period to 18.9 percent. This decrease results from lower gross margins on merchandise sales (1.3 percentage points) offset by a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.2 percentage point to approximately 1.3 percentage points) and higher gross profit on wholesale and scrap jewelry sales (1.0 percentage point).

      For the nine-month Fiscal 1998 Period, gross profits as a percentage of merchandise sales decreased 0.8 percentage point from the nine-month Fiscal 1997 Period to 17.2 percent. This decrease results from lower margins on merchandise sales (1.1 percentage point) offset by higher gross profit on wholesale and scrap jewelry sales (0.1 percentage point) and a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.2 percentage point to approximately 1.2 percentage points).

     In the three-month Fiscal 1998 Period, operating expenses as a percentage of total revenues increased 0.3 percentage point from the three-month Fiscal 1997 Period to 36.1%. This increase results largely from the thirteen (13) new store openings which occurred in the three-month Fiscal 1998 Period. Administrative expenses decreased 1.6 percentage points in the three-month Fiscal 1998 Period to 6.4%. This decrease results from the higher level of revenues relative to expenses in the three-month Fiscal 1998 Period.

      In the nine-month Fiscal 1998 Period, operating expenses as a percentage of total revenues decreased 0.7 percentage point from the nine-month Fiscal 1997 Period to 33.2%. Administrative expenses decreased 0.7 percentage point in the nine-month Fiscal 1998 Period to 6.4%. These decreases result largely from the higher level of revenues in the nine-month Fiscal 1998 Period.


Liquidity and Capital Resources

     Net cash provided by operating activities for the nine-month Fiscal 1998 Period was $11.7 million as compared to $13.1 million provided in the nine-month Fiscal 1997 Period. Improved operating results and lower pawn service charge receivable, offset by increases in prepaid expenses and decreases in accounts payable and accrued expenses, were the main factors for the reduced cash provided by operating activities. Net cash used in investing activities was $22.9 million for the nine-month Fiscal 1998 Period compared to $9.9 million used in the nine-month Fiscal 1997 period. The investment in the unconsolidated affiliate, Albemarle & Bond Holdings plc was partially offset by a lower level of investment in pawn loans outstanding and higher levels of capital expenditures and acquisition(s) for the nine-month Fiscal 1998 Period.

      In the nine-month Fiscal 1998 Period, the Company invested approximately $12.7 million to open twenty-six (26) newly established stores, to acquire one (1) store, to upgrade or replace existing equipment and computer systems, and for improvements at existing stores. The Company funded these expenditures from cash flow provided by operating activities and additional bank borrowings. The Company plans to open approximately 40 stores during fiscal 1998, including the twenty-six net stores already opened. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these capital expenditures.

      On July 27, 1998, the Board of Directors declared an annual $0.05 per share cash dividend payable quarterly. The first quarterly dividend of $0.0125 per share will be paid to shareholders of record on August 11, 1998 and will be paid on August 25, 1998. Also at this meeting, the Board of Directors approved the repurchase of up to 2,000,000 shares of the Company's Class A Non-voting Common Stock in open market transactions over the next 12 months. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund the payment of dividends and the stock repurchase during the coming year.

     The Company's current revolving line of credit agreement was amended on May 9, 1997 and matures January 30, 2000. That agreement requires, among other things, that the Company meet certain financial covenants. Borrowings under the line are unsecured and bear interest at the bank's Eurodollar rate plus 1.0%. The amount which the Company can borrow is based on a percentage of its inventory levels, outstanding pawn loan balance and service charge receivable, up to $50.0 million. At June 30, 1998, the Company had approximately $31.0 million outstanding on the credit facility and additional borrowing capacity of approximately $17.0 million.


Seasonality

      Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season and tax refunds.


Year 2000

     The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "98" for 1998) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. The Company is currently in the process of replacing and upgrading its computer hardware and software systems; however, such conversions may not be completed before the year 2000 impact. As a result, the Company is modifying some of its current systems and the Company expects they will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed by March 1999, and the costs, which will be expensed as incurred, are expected to not be material with respect to the financial results.


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

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

            Exhibits                                          Incorporated by
            Number            Description                      Reference to
            ----------------  ------------------------        ---------------
       (a)  Exhibit 27        Financial Data Schedule         Filed herewith

       (b)  Reports on Form 8-K
            The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1998.

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


                                        EZCORP, INC.
                                -------------------------------
                                       (Registrant)




Date:   August 14, 1998       By:     /s/ DAN N. TONISSEN
                                 ------------------------------
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer