Form 10-K405
period 1998-09-30
EZCORP INC
filed 1998-12-22
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-K

(Mark One)
          [x]
          ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1998
                             OR

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

Registrant's telephone number, including area code: (512)314-3400
            ____________________________________

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

      The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant as of December 1, 1998, based on the closing price on The Nasdaq Stock Market on such date, was $84 million.

      As of December 1, 1998, 10,811,541 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                YEAR ENDED SEPTEMBER 30, 1998
                     INDEX TO FORM 10-K

Item                                               Page
 No.                                               No.

                        INTRODUCTION

                           PART I.


1.   Business                                         2
2.   Properties                                      13
3.   Legal Proceedings                               15
4.   Submission of Matters to a Vote of
     Security Holders                                16


                          PART II.

5.   Market for Registrant's Common Equity and Related
     Stockholder Matters                             16
6.   Selected Financial Data                         16
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations             18
7A.  Qualitative and Quantitative Disclosures About
     Market Risk                                     22
8.   Financial Statements and Supplementary Data     23
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure             41


                          PART III.

10.  Directors and Executive Officers of the
     Registrant                                      41
11.  Executive Compensation                          43
12.  Security Ownership of Certain Beneficial Owners and
     Management                                      48
13.  Certain Relationships and Related Party
     Transactions                                    49


                          PART IV.

14.  Financial Statement Schedules, Exhibits, and
     Reports on Forms 8-K                            50


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

General
      The Company is primarily engaged in establishing, acquiring, and operating pawnshops which function as convenient sources of consumer credit and as value-oriented specialty retailers of primarily previously owned merchandise. Through its lending function, the Company makes relatively small, non-recourse loans secured by pledges of tangible personal property. The Company contracts for a pawn service charge to compensate it for each pawn loan. Pawn service charges, which generally range from 12% to 300% per annum, are calculated based on the dollar amount and duration of the loan and accounted for approximately 43% of the Company's revenues for the year ended September 30, 1998 ("Fiscal 1998"). In Fiscal 1998, approximately 78% of the loans made by the Company were redeemed in full together with the payment of the pawn service charge or were renewed or extended through the payment of the pawn service charge. In most states in which the Company operates, collateral is held one month with a 60 day extension period after which such collateral is forfeited for resale.

      As of December 1, 1998, the Company operated 300 locations: 171 in Texas, 24 in Colorado, 23 in Indiana, 20 in Oklahoma, 13 in Alabama, 12 in Florida, 10 in Georgia, 8 in Tennessee, 6 in California, 3 in Louisiana, 3 in
Mississippi, 3 in Nevada, 3 in North Carolina, and 1 in Arkansas. The Company intends to expand through the establishment or acquisition of stores primarily in existing markets to form efficient regional clusters. The Company intends to expand in states with regulatory, competitive, and demographic characteristics conducive to successful pawnshop operation.

      The pawnshop industry in the United States is a large, highly fragmented, and growing industry. The industry consists of over 10,000 pawnshops owned primarily by independent operators who typically own one to three locations.

Lending Activities
      The Company is primarily engaged in the business of making pawn loans, which typically are relatively small, non-recourse loans secured by pledges of tangible personal
property.  As  of  September  30,  1998,  the  Company   had
approximately 700,000 loans outstanding, representing an aggregate principal balance of $49.6 million. The Company contracts for a pawn service charge to compensate it for a pawn loan. A majority of the Company's outstanding pawn loans are in an amount that permits pawn service charges of 20% per month or 240% per annum. For Fiscal 1998, pawn service charges accounted for approximately 43% of the Company's total revenues.

      Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, firearms, and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. The amount that the Company is willing to lend generally ranges from 20% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral are numerous and include catalogues, blue books, newspaper advertisements, and previous sales of similar merchandise.

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

      The table below shows the dollar amount of loans made, loans repaid, loans forfeited and loans acquired for the Company for the fiscal years ended September 30, 1996, 1997, and 1998:

                                    Fiscal    Years    Ended
                                         September 30,
                                   1996       1997      1998
                                   -------------------------
                                     (dollars in millions)

     Loans  made                $  151.4  $  170.4   $ 180.9
     Loans   repaid               (105.7)   (108.9)   (114.4)
     Loans   forfeited             (50.8)    (53.3)    (60.3)
     Loans  acquired                   -         -       0.6
                                 ---------------------------
     Net increase (decrease) in
     pawn loans outstanding at
     the end of the year        $   (5.1) $    8.2   $   6.8
                                 ===========================
      The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and resale of the property for an amount less than the carrying
cost   of   the   property.   Jewelry,   which   constitutes
approximately 60% of the principal amount of items pledged, can be evaluated primarily based on weight, carat content, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, firearms, and musical instruments.

      At the time a pawn transaction is made, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification number from his driver's license, military identification or other official number, the date of the loan, an identification and description of the pledged goods (including applicable serial numbers) the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

      Of  the  Company's 300 locations in  operation  as  of
December  1,  1998,  171  were  stores  located  in   Texas.
Accordingly,  Texas  pawnshop  laws  govern  most   of   the
Company's operations. In Texas, pawnshop operations are regulated by the State of Texas Office of Consumer Credit Commissioner in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act"). See "Regulation."

       The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with Texas law under the Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. The maximum allowable pawn service charges under the Pawnshop Act for the various stratified loan amounts for the year beginning July 1, 1997, and ending June 30, 1998, and for the year beginning July 1, 1998, and ending June 30, 1999, are as follows:

    Schedule of Applicable Loan Service Charges for Texas

 Year Ending June 30, 1998      Year Ending June 30, 1999
                   Maximum                        Maximum
                 Allowable                      Allowable
                    Annual                         Annual
Amount Financed Percentage    Amount Financed  Percentage
  Per Pawn Loan      Rate       Per Pawn Loan       Rate
--------------- ----------    ---------------  ----------
       $1 to $135    240%          $1 to $138      240%
     $136 to $450    180%        $139 to $460      180%
   $451 to $1,350     30%      $461 to $1,380       30%
$1,351 to $11,250     12%   $1,381 to $11,500       12%

      Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 1997 through June 30, 1998, the loan ceiling was $11,250. For the period July 1, 1998 through June 30, 1999, the loan ceiling is $11,500. The Company's average loan amount for Fiscal 1998 was approximately $71.

Retail Activities
      Jewelry sales represent approximately 48% of the Company's merchandise sales with the remaining sales consisting primarily of consumer electronics, tools, firearms, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. The Company obtains its inventory primarily from unredeemed collateral, and to a lesser extent, from purchases from the general public and from wholesale sources. For Fiscal 1998, purchases from the general public and from wholesale sources constituted approximately 7% of the dollar value of inflows to inventory. During Fiscal 1998, $92.3 million of merchandise was added to inventory through forfeited collateral. Of such amount, approximately $60.3 million was from the principal amount of unredeemed pawn loans, and $32.0 million was from accrued service charges. For Fiscal 1998, retail activities accounted for approximately 57% of the Company's total revenues, but only 18% of the Company's net revenue, after deducting cost of goods sold on merchandise sales.

  Analysis of the sales and inventory data provided by the Company's management information systems facilitate the design of promotional and merchandising programs and merchandise pricing decisions. Regional merchandising managers develop and implement promotional and merchandising programs, review merchandise pricing decisions and balance inventory levels within markets. During Fiscal 1998, the Company continued to upgrade merchandise presentations through improved category merchandise displays and better retail signage.

      The Company does not give prospective buyers any warranties on most merchandise sold through its retail operations, except for certain purchases of new, wholesale-purchased merchandise, which may have a limited manufacturer's warranty. Prospective buyers may purchase an item on layaway through the Company's "EZ Layaway" program. Through EZ Layaway, a prospective purchaser will typically put down a minimum of 20% of an item's purchase price as a customer layaway deposit. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full. As of September 30, 1998, the Company had $2.2 million in customer layaway deposits and related payments.

      The Company's overall inventory is stated at the lower of cost or market. The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. Valuation allowances, including shrinkage reserves, amounted to $6.8 million as of September 30, 1998. At September 30, 1998, total inventory on hand was $44.0 million, after deducting an allowance for shrinkage and valuation of inventory.

Seasonality
      Historically, pawn service charge revenues are highest in the Company's fiscal fourth quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the Company's fiscal first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

Operations

General
       The typical Company location is a free-standing building or part of a retail strip center. Nearly all of the Company's pawnshop locations have contiguous parking facilities. Store interiors are designed to resemble small discount operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to lending activities (principally collateral storage). The Company maintains property and general liability insurance for each of its pawnshops. The Company's stores are open six or seven days a week, depending on location.

Store Management
      A typical Company store employs five to six people consisting of a manager, an assistant manager, and three to four sales and lending representatives. Store managers are specifically responsible for ensuring that their store is run in accordance with the Company's established policies and procedures, and for operating their store according to performance parameters consistent with the Company's store operating guidelines. Each manager reports to one of approximately 35 area managers who are responsible for the stores within a specific operating region. Area managers are responsible for the performance of all stores within their area and report to one of five regional directors. The regional directors report to two directors of operations. The directors of operations report to the President of the Company.

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

      During 1998, the Company continued the development of the next generation of its POS system. This new system will provide additional store level functionality, increase breadth of service offerings, enhance reporting and controls and provide software and hardware scalability. The Company plans to beta test this new system in its first fiscal 2000 quarter and, based on the success of this test, install the system chain wide by the end of fiscal 2000. Also, the Company has invested in its home office systems by replacing its financial and human resource information systems. The Company believes that these systems will provide better tools to analyze, monitor, manage, grow and control the business.

      The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "98" for 1998) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions or engage in other normal business activities.

     Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be affected by the Year 2000. The results of the assessment indicated that the information technology system which would be affected is the Company's store level point of sale system . The Company is in the process of completing the replacement of its financial and human resources information systems and expects to have those fully replaced by the end of its second fiscal 1999 quarter. Those systems will be Year 2000 compliant. In addition, the Company has gathered information about the Year 2000 compliance status of various third parties and continues to monitor their compliance. To date, the Company is not aware of any third party with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these third parties will be Year 2000 ready.

      For its information technology exposures to date, the Company is 90% complete on the remediation phase and 70% complete with regards to the remaining phases. It expects to be fully complete with respect to software reprogramming, replacement, testing and implementation no later than March 1999, however, there can be no assurances that such expectations will be met.

       The  Company  will  utilize  internal  resources   to
reprogram, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be less than $100,000 and is being funded through operating cash flows. These costs are being expensed as incurred. The costs of replacing the financial and human resources systems are excluded from this amount as the decision to replace those systems was not accelerated by the Year 2000 Issue. This amount also excludes the costs of continued development of the next generation POS system.

      Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete all additional phases, the Company might not be able to process customer transactions. In addition, disruptions in the economy generally resulting from Year 2000 Issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999, and determine whether such a plan is necessary.

       The Company has an internal audit staff of approximately 20 employees to ensure that the Company's policies and procedures are consistently followed. In addition, the audit department carefully monitors, among other matters, the Company's perpetual inventory system, lending practices and regulatory compliance.

Human Resources
       As  of  September  30,  1998,  the  Company  employed
approximately 2,200 people, including approximately 300 management and administrative personnel. The Company believes that its profitability is dependent upon its employees' ability to make loans that achieve optimum redemption rates, to sell retail merchandise effectively, and to provide prompt and courteous customer service. The Company seeks to hire people who will become long-term,
career   employees.  To  achieve  the  Company's  long-range
personnel   goals,  the  Company  strives  to  develop   its
employees through a combination of classroom training and supervised on-the-job loan and sales training for new employees.

       Assistant managers receive additional training, primarily on-the-job, focusing on product knowledge and inventory management. Managers attend on-going management skills and operations performance training. Directors of operations, regional directors and area managers receive leadership training in utilizing their human resources to increase each store's profitability. The Company's management believes that its managers, at all levels, are the principal trainers in the organization.

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

      In Texas, each pawnshop employee is required to be licensed in order to make loans or sell merchandise and is required to file for that license within 30 days of the date of hire. The licensing fee is $65.00 and the licensing process includes a review of the individual's background. Licenses are renewed annually at a fee of $10.00; renewals also include a review of each individual's background.

Trade Name
      The Company currently operates virtually all of its pawnshops under the name "EZ Pawn," which it has registered with the United States Patent and Trademark Office. The Company also uses and has registered the following marks :
"E-Z  PAWN," "EZCORP," "JEWELRYLAND OUTLET," and  "EZ  MONEY
CENTER."

Growth and Expansion
      During Fiscal 1998, the Company established 35 stores, acquired three stores and closed one store. The Company plans to continue its expansion in existing markets and to enter new markets in other states which have regulatory, demographic, and competitive characteristics that are conducive to successful pawnshop operations. The Company seeks to establish clusters of stores in specific geographic regions depending upon individual market demographics. In this manner, the Company expects to achieve certain economies of scale relative to its advertising, name recognition, and managerial and administrative costs.

      The four most recently established stores with 12 full months of operating data, opened by the Company through September 30, 1998, required an average gross investment (including inventory, pawn loans and property, plant and equipment) of approximately $600,000 per pawnshop during the first 12 months of operation.

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

      To a certain extent, the Company also competes with other types of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on an unsecured basis, at interest rates which are lower than the service charges of the Company, and on other terms more favorable than those offered by the Company.

      The Company's competitors, in connection with the sale of merchandise, include numerous retail and wholesale stores, including jewelry stores, gun stores, discount retail stores, consumer electronics stores, other pawnshops, and other retailers of previously owned merchandise. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value. On a retail level, the Company competes with numerous other retailers who have significantly greater financial resources than the Company.

Regulation

Pawnshop Operations
      The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Of the Company's 300 locations as of December 1, 1998, 171 were in Texas. Accordingly, Texas pawnshop laws govern most of the Company's operations. The laws of Colorado, Indiana, Oklahoma, Alabama, Florida, Georgia, Tennessee, California, Louisiana, Mississippi, Nevada, North Carolina and Arkansas, apply to the Company's pawnshop operations in those states. At December 1, 1998, the Company operated 300 locations: 171 in Texas, 24 in Colorado, 23 in Indiana, 20 in Oklahoma, 13 in Alabama, 12 in Florida, 10 in Georgia, 8 in Tennessee, 6 in California, 3 in Louisiana, 3 in Mississippi, 3 in Nevada, 3 in North Carolina and 1 in Arkansas. In the states in which the Company operates other than Texas, Oklahoma, and Alabama, pawnshops are subject to local regulation at the municipal and county level, which regulation may affect the ability of the Company to expand its operations in those states.

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

       The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with the Texas Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. Under Texas law, there is a ceiling on the maximum allowable pawn loan. From July 1, 1997 to June 30, 1998, the loan ceiling was $11,250. For the period July 1, 1998 through June 30, 1999, the loan ceiling is $11,500. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for July 1, 1997 to June 30, 1998 is presented in "Lending Activities."

      To be eligible for a license to operate a pawnshop in Texas, an applicant must: (i) be of good moral character, which in the case of a business entity applies to each officer, director, and holder of five percent or more of the entity's outstanding shares; (ii) have net unencumbered assets (as defined in the Texas Pawnshop Act) of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) demonstrate that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operation; and (iv) demonstrate that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act. Current applications to the Texas Consumer Credit Commissioner inquire, among other matters, into the applicant's credit history and criminal record.

      In addition, the Texas Pawnshop Act requires the Texas Consumer Credit Commissioner to make a determination of public need and probable profitability, in counties with a population of 250,000 or more, for a new pawnshop license, or for a relocation of a pawnshop more than one mile away from the existing address. The determination of public need and probable profitability may be made administratively by the Commissioner; however, if a public hearing is requested by the Commissioner or by any pawnshop licensee that would be affected by the granting of the proposed application, the determination of public need and probable profitability must be made in a public hearing with notice and opportunity for all affected parties to participate. For a new license application in any Texas county, the Commissioner provides notice of the application, and the opportunity for a public hearing, to the other licensed pawnshops in the county in which the applicant proposes to operate. The timeframe for the license application approval process generally requires the Commissioner's office to process an application within 60 days of its receipt of a complete application file. When a public hearing is requested, however, the public hearing process can increase the timeframe substantially or result in no application approval at all. The Company's ability to add newly established stores, particularly in Texas counties having a population of 250,000 or more where public need and probable profitability must be shown, has been adversely affected by the referenced provisions of the Texas Pawnshop Act.

      The Texas Consumer Credit Commission may, after notice and hearing, suspend or revoke any license for a Texas pawnshop upon finding, among other matters, that: (i) any fees or charges have not been paid; (ii) the licensee has violated (whether knowingly or unknowingly without due care) any provisions of the Texas Pawnshop Act or any regulation or order thereunder; or (iii) any fact or condition exists which, if it had existed at the time the original application was filed for a license, would have justified the Commissioner in refusing such license.

       The Texas Consumer Credit Commissioner has also promulgated Rules of Operation which regulate the day-to-day management of the Company's pawnshops. Under the Pawnshop Act and the Rules of Operation, a pawnbroker may not do any of the following: accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the borrower; accept any waiver of any right or protection accorded to a pledgor under the Texas Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than one month; display for sale in storefront windows or sidewalk display cases, pistols, swords, canes, blackjacks or similar weapons; or purchase used or second hand personal property unless a record is established containing the name, address, and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property.

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

      The Department of Financial Institutions has broad investigatory and enforcement authority under the statute. The Department may grant, revoke, and suspend licenses. For compliance purposes, pawnshops are required to keep such books, accounts, and records as will enable the Department to determine if the pawnshop is complying with the statute. Each pawnshop is required to give authorized agents of the Department of Financial Institutions free access to its books and accounts for these purposes. The Indiana statute allows the following annual rates of interest plus pawn service charges: 276% annually on transactions of $300 or less; 261% annually on transactions greater than $300, but not exceeding $1,000; and 255% annually on transactions greater than $1,000.

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

Florida Pawnshop Regulations
     Pawnshop transactions in Florida are subject to Florida regulations codified in Chapter 539 of the Florida Statutes. Under such regulations, licensing of pawnshops and regulatory enforcement of such shops is performed by the Division of Consumer Services of the Department of Agriculture and Consumer Services. Such regulations require, among other things, that the pawnshop fill out a Pawnbroker Transaction Form showing the customer name, type of item pawned, and disclosing the amount of the pawn loan and the applicable finance charges. A copy of each form must be delivered to local law enforcement officials at the end of each business day.

      Pawn loans in Florida typically have a 30 day maturity date. If the customer does not redeem the loan within 30 days following the maturity date (or the next business day, whichever is later), all right, title, and interest to the property vests in the pawnbroker. The pawnbroker is entitled to charge two percent of the amount financed for each 30 days as interest, and an additional amount as pawn service charges, provided the total amount of such charge, inclusive of interest, does not exceed 25% of the amount financed for each 30 day period in a pawn transaction. The pawnbroker may charge a minimum pawn service charge of $5.00 for each 30 day period. Pawns may be extended by agreement, with the charge applicable being one-thirtieth of the original total pawn service charge for each day by which the loan is extended. For loans redeemed greater than 60 days after the date made, pawn service charges continue to accrue at the daily rate of one-thirtieth of the original total pawn service charge.

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

      Georgia law establishes a maximum allowable rate of interest and service charge of 25% of the principal amount of a pawn transaction for each 30 days. This annual rate is in effect for the first 90 days of any pawn transaction or extension or continuation thereof. The maximum allowable charge for interest and service charges is reduced to 12.5% for each 30 day period thereafter. Georgia law requires a grace period after default on a pawn transaction. During the grace period, the pawnbroker may not sell the pledged item. The grace period is 30 days for motor vehicles and 10 days for all other pawn collateral.

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

California Regulations
      In California, both state and city or county licenses are required. Applicants must pass a state and local background check, post a bond in the amount of $20,000 and maintain net assets of at least $100,000 per location. Pawn loans in California require a written contract, which must provide for a four month loan period. If the pledgor does not redeem the loan within such period, the pawnbroker must, within 30 days thereafter, send a notification to the pledgor giving him ten days from the date of the mailing to redeem the pawn. The pawnbroker may charge up to $2 for this notice.

      In California, a pawnbroker may charge an initial set up fee of $2 on a pawn transaction. In addition, a pawnbroker may charge interest of 2.5% per month on loans up to $225; 2.0% per month on the portion of any loan between $225.01 and $900; 1.5% per month on the portion of any loan between $900.01 and $1,650; and 1.0% per month on the portion of any loan that is $1,650.01 and above. Pawnbrokers may also charge storage fees of $3 for any article that cannot be contained within one cubic foot, $9 for any article that cannot be contained withing three cubic feet, and $18 for any article that cannot be contained within six cubic feet. Additionally, pawnbrokers may make service charges consistent with the following schedule:

     For loans not more than 30 days:

             Amount Financed           Maximum Allowable
              Per Pawn Loan                 Charge
             ---------------           -----------------
                $1 to $14.99                      $1

     For loans not more than 90 days:

            Amount Financed            Maximum Allowable
             Per Pawn Loan                  Charge
            ---------------            -----------------
              $15 to $19.99                       $3
              $20 to $24.99                       $4
              $25 to $39.99                       $5
              $40 to $49.99                       $6
              $50 to $64.99                    $7.50
              $65 to $74.99                    $8.50
              $75 to $99.99                      $10
            $100 to $124.99                   $12.50
            $125 to $149.99                   $13.50
            $150 to $224.99                      $15
            $225 to $324.99                      $20
            $325 to $449.99                      $25
            $450 to $599.99                      $35
            $600 to $799.99                      $45
            $800 to $999.99                      $55

            Amount Financed             Maximum Allowable
             Per Pawn Loan                   Charge
            ---------------             -----------------
        $1,000 to $1,199.99                      $70
        $1,200 to $1,499.99                      $85
        $1,500 to $1,799.99                     $100
        $1,800 to $2,099.99                     $120
        $2,100 to $2,499.99                     $140

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

Mississippi Pawnshop Regulations
     The Company's Mississippi operations are subject to the Mississippi Pawnshop Act. The Mississippi Pawnshop Act is administered by the Commissioner of Banking. Municipalities in the state may enact ordinances which are in compliance with, but not more restrictive than those in the Mississippi Pawnshop Act.

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

North Carolina Pawnshop Regulations
      In North Carolina, a pawnbroker must obtain a license by showing sufficient net assets and moral character to demonstrate that it will not operate to the detriment of the public. The applicable interest and service charges are two percent per month interest, and a monthly fee not to exceed 20% for the following: (1) title investigation, (2) handling, appraisal and storage, (3) insuring and security,
(4) application fee, (5) making daily reports to law enforcement or other services. The total monthly fees may not exceed $100 in the first month, $75 in the second month, $75 in the third month, $50 in the fourth month and for any subsequent months. Pawn loans in North Carolina are to have a 30 day loan term, with a 60 day grace period, after which time the collateral is subject to resale by the pawnbroker.

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

      The BATF promulgated rules under the Brady Handgun Violence Prevention Act (the "Brady Act") on February 28, 1994. The rules, in effect as of September 30, 1998, basically require that all licensees, in either selling inventoried or redeeming pawned firearms have the buyer complete appropriate forms and wait the requisite five-day period prior to completing the sale and delivering the firearm. On November 30, 1998, the permanent provisions of the Brady Act took effect. From that date, all purchases of firearms and all people redeeming pledged firearm property must complete a background check before the transfer of the firearm can be completed.

      The Company complies with the Brady Act, and rules promulgated by the United States Department of the Treasury relating thereto. The Company does not believe that compliance with the Brady Act and the new rules promulgated thereunder have materially affected the Company's operations. There can be no assurance, however, that compliance with the Brady Act will not adversely affect the Company's operations.

Item 2. Properties

      As of December 1, 1998, the Company owned the real estate and buildings for 31 of its pawnshops and leased 269 of its operating pawnshop locations. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between December 1, 1998 and February 28, 2008. All leases provide for specified periodic rental payments. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that termination of a particular lease would not have a material adverse effect on the Company's operations. All of such leases provide for market rental rates. The Company's strategy is generally to lease, rather than acquire, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities owned and leased by it as pawnshop locations are suitable for such purpose.

      The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of retail locations serving each such market as of December 1, 1998:

                                    Number of
                                 Locations in
               Area/Region          Each Area
               --------------    ------------
               Texas:
                    Houston                59
                    San Antonio            18
                    Austin Area            10

                    Valley                 19
                    Central and Northeast  18
                    Dallas                 11
                    Laredo Area            11
                    North Texas            10
                    Panhandle               9
                    Corpus Christi          6
                                          ---
                       Total Texas        171

               Colorado:
                    Denver Area            17
                    Colorado Springs Area   5
                    Pueblo                  2
                                          ---
                       Total Colorado      24

               Indiana:
                    Indianapolis Area      13
                    Other Areas            10
                                          ---
                       Total Indiana       23

               Oklahoma:
                    Oklahoma City Area      8
                    Tulsa Area             10
                    Other Areas             2
                                          ---
                       Total Oklahoma      20

               Alabama:
                    Birmingham Area         6
                    Montgomery              4
                    Mobile                  2
                    Other Areas             1
                                          ---
                       Total Alabama       13

               Florida:
                    Pensacola              12
                                          ---
                       Total Florida       12

               Georgia:
                    Atlanta Area           10
                                          ---
                       Total Georgia       10

               Tennessee:
                    Memphis                 8
                                          ---
                       Total Tennessee      8

               California:
                    Sacramento              6
                                          ---
                       Total California     6

               Louisiana:
                    New Orleans Area        2
                    Other Areas             1
                                          ---
                       Total Louisiana      3

               Mississippi:
                    Jackson                 2

                    Other Areas             1
                                          ---
                       Total Mississippi    3

               Nevada:
                    Las Vegas               3
                                          ---
                       Total Nevada         3

               North Carolina:
                    Raleigh-Durham Area     3
                                          ---
                       Total North Carolina 3

               Arkansas:
                    West Helena             1
                                          ---
                       Total Arkansas       1
                                          ---
                       Total Company      300
                                          ===
      In addition to its store locations, the Company owns its corporate offices and leases certain warehouse facilities. In Fiscal 1992, the Company purchased a 27,400 square foot building in Austin, Texas for use as a corporate office. The Company also leases approximately 8,100 square feet for its Central Jewelry Processing Center under a five-year lease agreement with one five-year option to renew.

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

      Pursuant to a settlement agreement dated February 4, 1998, the Company and its founder and former President and Chief Executive Officer, Courtland L. Logue, Jr., reached an out of court settlement in the lawsuit styled EZCORP, Inc.
v. Courtland L. Logue, Jr., in the 201st District Court of Travis County, Texas. Under the terms of the settlement, which closed February 18, 1998, both the Company and Mr. Logue released their claims against each other, including all claims under Mr. Logue's employment agreement, and neither party admitted any liability nor paid any cash consideration to the other.

      The Company agreed to accelerate the release of contractual restrictions on the transfer of Mr. Logue's 967,742 shares of common stock, which converted, as of February 18, 1998, to publicly traded Class A Non-voting Common Stock. In exchange, Mr. Logue agreed to assign 10,000 shares of his stock to the Company.

     The settlement released 191,548 shares immediately from certain restrictions against transfer, and a like amount was released as of October 29, 1998. An additional 95,774 shares will be released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares to be released in July 2001, as originally scheduled. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, agreed to a five-year limitation on Mr. Logue's financial investments in competing pawnshop businesses and agreed to renewal options with respect to certain existing real estate leases for store locations.

      The Company is also the nominal defendant in a lawsuit filed July 18, 1997 by a holder of 39 shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleges the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit seeks rescission of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. On December 16, 1998, the plaintiff filed a Stipulation and Order of

Dismissal with the Court, stipulating that the lawsuit would
be  dismissed  with prejudice to the plaintiff.   The  court
approved  the Stipulation and Order of Dismissal on December
18, 1998, thereby dismissing the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                           PART II

Item  5.  Market for Registrant's Common Equity and  Related
Stockholder Matters

     Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The Nasdaq Stock Market under the symbol EZPW. As of December 1, 1998, there were 270 stockholders of record of the Company's Class A Non-voting Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of December 1, 1998, such stock was held by one stockholder of record.

      The  high  and  low per share price for the  Company's
Class A Common Stock for the past two fiscal years, as reported by The Nasdaq Stock Market, were as follows:

                                         High        Low
                                      ---------   ---------
  Fiscal 1997:
   First quarter ended
     December 31, 1996                 $  8.88      $ 5.75
   Second quarter ended
     March 31, 1997                       8.13        6.38
   Third quarter ended
     June 30, 1997                       10.25        7.38
   Fourth quarter ended
     September 30, 1997                  11.06        8.75

  Fiscal 1998:
   First quarter ended
     December 31, 1997                  $13.50      $10.00
   Second quarter ended
     March 31, 1998                      12.13        9.88
   Third quarter ended
     June 30, 1998                       12.38       10.25
   Fourth  quarter ended
     September 30, 1998                  12.00        6.75

      As  of  December 1, 1998, the Company's Class A Common
Stock closed at $7.75 per share.

      The Company's restated certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid share and share alike on the Class A Common Stock and the Class B Common Stock. On July 27, 1998, the Board of Directors declared an annual cash dividend of $0.05 per share payable quarterly on both the
Class A Common Stock and the Class B Common Stock. The first quarterly dividend of $0.0125 per share to stockholders of record on August 11, 1998 was paid on August 25, 1998.

Item 6. Selected Financial Data

      The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:

                   Selected Financial Data

                                           The Company
                                       Fiscal Years Ended
                                          September 30,
                            1994      1995     1996      1997     1998
                            ------------------------------------------
                                 (Amounts in thousands, except
                                  per share and store figures)
Operating Data:
Sales (1)                  $104,773 $115,220 $103,511 $101,454 $112,307
Pawn service charges         63,169   74,254   70,115   78,845   85,087
                            -------------------------------------------
Total revenues (1)          167,942  189,474  173,626  180,299  197,394
Cost of goods sold (1)       88,256  113,227   88,953   84,468   94,084
                            -------------------------------------------
  Net revenues               79,686   76,247   84,673   95,831  103,310
Store operating expenses     58,181   74,417   58,969   60,735   66,742
Corporate administrative
expenses                     12,668   15,406   10,712   13,320   12,810
Depreciation and amortization 4,471    7,352    7,573    7,616    7,596
Interest expense              1,512    3,059    1,884      982    1,398
Equity interest in income of
  unconsolidated affiliate        -        -        -        -      (95)
                             ------------------------------------------
  Income (loss) before income
    taxes                     2,854  (23,987)   5,535   13,178   14,859
Income tax expense (benefit)  1,065   (8,138)   1,992    4,745    5,646
                             ------------------------------------------
Net income (loss)           $ 1,789 $(15,849) $ 3,543  $ 8,433  $ 9,213
                             ==========================================
   Earnings (loss) per
   common share - diluted   $  0.15 $  (1.32) $  0.30  $  0.70  $  0.77

   Cash dividends per
   common share             $     - $      -  $     -  $     -  $0.0125

   Weighted average common
   shares and share
   equivalents - diluted     11,975   11,977   11,988   12,002   12,014


Stores operated at end
of period                       234      261      246      249      286


                                             September 30,
                              1994      1995     1996     1997    1998
                           ---------------------------------------------
Balance Sheet Data:
Pawn loans                 $ 37,777 $ 39,782 $ 34,636 $ 42,837 $ 49,632
Inventory                    63,070   41,575   35,834   39,258   44,011
Working capital             106,691   94,916   76,158   89,451  104,648
Total assets                173,989  164,588  140,366  151,051  189,911
Long-term debt, net          36,791   42,916   16,244   19,133   48,123
Stockholders' equity        125,086  109,375  112,991  121,461  130,554

(1) Sales from scrap and wholesale activities were reclassified from cost of goods sold to sales in the 1994 and 1995 operating data.

Item  7.  Management's Discussion and Analysis of  Financial
Condition and Results of Operations

      This discussion and analysis compares the results of operations for the 12 month periods ending September 30, 1998, 1997, and 1996 (designated as "Fiscal 1998", "Fiscal 1997", and "Fiscal 1996"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying financial statements and related notes.

                   Summary Financial Data


                              Fiscal Years Ended September 30,
                               1996         1997        1998
                              --------------------------------
                               (Dollars in thousands, except
                                      as indicated)
Net Revenues:
  Sales                       $103,511    $101,454   $112,307
  Pawn service charges          70,115      78,845     85,087
                               ------------------------------
     Total revenues            173,626     180,299    197,394
  Cost of sales                 88,953      84,468     94,084
                               ------------------------------
     Net revenues             $ 84,673    $ 95,831   $103,310
                               ==============================
Other Data:
  Gross margin                   14.1%       16.7%      16.2%
  Average annual inventory
  turnover                        2.3x        2.4x       2.4x
  Average inventory per
  location at year end            $146        $158       $154
  Average loan balance per
  location at year end            $141        $172       $174
  Average pawn loan at year end
  (whole dollars)                  $67         $73        $71
  Average yield on loan portfolio 209%        211%       207%
  Redemption rate                  78%         78%        78%

Expenses and income as a percentage
  of total revenue (%):
  Store operating                 33.9        33.7       33.8
  Administrative                   6.2         7.4        6.5
  Depreciation and amortization    4.4         4.2        3.8
  Interest                         1.1         0.5        0.7
  Income before income taxes       3.2         7.3        7.5
  Net income                       2.0         4.7        4.7

Stores in operation:
  Beginning of year                261         246        249
  Acquired                           -           -          3
  New openings                      11           5         35
  Sold, combined, or closed        (26)         (2)        (1)
                                 -----------------------------
  End of year                      246         249        286
  Average number of locations
  during the year (1)              254         248        268
        ______________
 (1) Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Results of Operations
      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For Fiscal 1998, pawn service charge revenue increased $6.2 million from Fiscal 1997 to $85.1 million as a result of an increase in same store pawn service charge revenue ($3.5 million), pawn service charge revenue from new stores not opened the full 12 month period ($2.8 million), reduced by stores which were closed ($0.1 million). At September 30, 1998, same store pawn loan balances were 9% above September 30, 1997, and the annualized yield decreased by four percentage points to 207% primarily as a result of a mix shift to lower yielding loans.

      For Fiscal 1997, pawn service charge revenue increased $8.7 million from Fiscal 1996 to $78.8 million as a result of an increase in same store pawn service charge revenue ($8.5 million), pawn service charge revenue from new stores not open the full 12 month period ($0.6 million), reduced by stores which were closed ($0.4 million). At September 30, 1997, same store pawn loan balances were 23% above September 30, 1996 and the annualized yield increased by two percentage points to 211%.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For Fiscal 1998, merchandise sales increased approximately $10.9 million from Fiscal 1997 to $112.3 million. An increase in same store merchandise sales ($7.8 million), and new store sales ($3.8 million) were offset by merchandise sales of the closed stores ($0.2 million) and a decrease in wholesale jewelry sales ($0.5 million). Same store merchandise sales were up 8% compared to Fiscal 1997.

       For Fiscal 1997, merchandise sales decreased approximately $2.1 million from Fiscal 1996 to approximately $101.4 million. A decline in same store merchandise sales ($0.3 million), merchandise sales of the closed stores ($0.8 million), and the decrease in wholesale jewelry sales ($3.8 million) were partially offset by new store sales ($2.8 million). Same store sales for Fiscal 1997 declined 0.3% from Fiscal 1996.

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

      The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At September 30, 1998, 1997 and 1996, the Company's inventories consisted of approximately 60%, 63% and 66% jewelry (e.g., ladies' and men's rings, chains, bracelets, etc.) and 40%, 37%, and 34% general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At September 30, 1998, 1997 and 1996, approximately 88%, 87%, and 75% of the jewelry inventory was less than 12 months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 96%, 96%, and 87% of the general merchandise inventory.

      For Fiscal 1998, gross margins decreased 0.5 of a percentage point from Fiscal 1997 to 16.2% as a result of a decline in margins on merchandise sales (1.1 percentage points), a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.1 of a percentage point to approximately 1.3%) and improved gross profit on wholesale and scrap jewelry sales (an increase of 0.5 of a percentage point).

      For Fiscal 1997, gross margins improved 2.6 percentage points from Fiscal 1996 to 16.7% as a result of improved margins on merchandise sales (0.9 of a percentage point), a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.8 of a percentage point to approximately 1.4%) and improved gross profit on wholesale and scrap jewelry sales (an increase of 0.9 of a percentage point).

      In Fiscal 1998, operating expenses as a percentage of total revenues increased 0.1 of a percentage point from Fiscal 1997 to 33.8% primarily as a result of increased new store openings. Administrative expenses decreased 0.9 of a percentage point from Fiscal 1997 to 6.5% primarily as a result of a reduction in management bonuses earned in Fiscal 1998 compared to Fiscal 1997.

      In Fiscal 1997, operating expenses as a percentage of total revenues decreased 0.2 of a percentage point from Fiscal 1996 to 33.7% primarily as a result of the economies realized from the approximately four percent total revenue increase. Administrative expenses increased 1.2 percentage points from Fiscal 1996 to 7.4% primarily as a result of an increase in management bonuses earned and non-capitalized system development costs in Fiscal 1997.

     Depreciation and amortization expense, when measured as a percent of total revenue, declined to 3.8% in Fiscal 1998 from 4.2% in Fiscal 1997. The decline is a net effect of greater revenues and an absolute decline in depreciation and amortization expense. Depreciation and amortization expense declined because the impact of some assets becoming fully depreciated exceeded the additional depreciation of asset additions. In Fiscal 1997, depreciation and amortization expense increased slightly compared to Fiscal 1996 due to the fewer new store openings. In Fiscal 1996, depreciation and amortization expense increases were partially offset by the effect of stores that were closed.

      Interest expense increased to $1.4 million in Fiscal 1998 from $1.0 million in Fiscal 1997 largely due to increased average debt balances for the full 12 month period. Interest expense decreased by $0.9 million in Fiscal 1997 from $1.9 million largely due to decreases in average debt balances for the full 12 month period.

      Income tax expense for Fiscal 1998 was $5.6 million (38% of pretax income) compared to $4.7 million (36% of pretax income) for Fiscal 1997 and $2 million (36% of pretax income) for Fiscal 1996. The increased effective tax rate was due to higher effective state income taxes in some states in which the Company operates.

     Net income for Fiscal 1998 was $9.2 million compared to net income of $8.4 million for Fiscal 1997. The improvement in net income results primarily from higher pawn service charge revenues and increased net revenues on higher merchandise sales, partially offset by higher operating costs. Net income for Fiscal 1997 was $8.4 million compared to net income $3.5 million for Fiscal 1996. The improvement results primarily from higher pawn service charge revenues and improved gross margins on merchandise sales partially offset by higher administrative costs.

The Year 2000 Issue
      The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "98" for 1998) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions or engage in similar normal business activities.

     Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be affected by the Year 2000. The completed assessment indicated that the information technology system which would be affected is the Company's store level point of sale system. The Company is in the process of completing the replacement of its financial and human resources information systems and expects to have those fully replaced by the end of its second fiscal 1999 quarter. The new systems will be Year 2000 compliant. In addition, the Company has gathered information about the Year 2000 compliance status regarding relationships it has with various third parties and continues to monitor their compliance. To date, the Company is not aware of any third party with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that all third parties will be Year 2000 ready.

      For its information technology exposures to date,  the
Company  is  100%  complete  on the  assessment  phase,  90%
complete on the remediation phase and 70% complete with regards to the remaining phases. It expects to be

100% fully complete with respect to software reprogramming, replacement, testing and implementation by March 1999.

       The  Company  will  utilize  internal  resources   to
reprogram, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be less than $100,000 and is being funded through operating cash flows. These costs are being expensed as incurred. The costs of replacing the financial and human resources systems are excluded from this amount as the decision to replace those systems was not accelerated by the Year 2000 Issue.

      Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company might not be able to process customer transactions. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999, and determine at that time whether such a plan is necessary.

Liquidity and Capital Resources
      Net cash provided by operating activities for Fiscal 1998 was $10.8 million compared to $10.4 million provided in Fiscal 1997 and $22.1 million provided in Fiscal 1996. Improved operating results offset by increases in inventories and pawn service charges receivable were the main factors for the increased cash provided by operating activities. In addition, a portion of the Fiscal 1996 operating cash flow is the result of income tax refunds from the carryback of the Company's Fiscal 1995 net operating loss and the lower level of taxes payable resulting from the carryforward of this net operating loss ($6.2 million). In Fiscal 1998, bank borrowings increased $28.8 million. These borrowings, along with $10.8 million provided by operating activities, were used by investing activities ($6.2 million increase in investments in pawn loans, $17.6 million invested in property, plant and equipment, $10.8 million invested in the unconsolidated affiliate, Albemarle & Bond Holdings, plc, $3.6 million for acquisition of pawn stores and $0.9 million for the purchase of other pawn related assets) resulting in a net increase in cash of $0.5 million.

      In Fiscal 1998, the Company invested $22.2 million to open 35 newly established stores, to acquire three stores, to remodel or relocate existing stores, and to upgrade or replace existing equipment and computer systems. The Company funded these expenditures largely from cash flow provided by operating activities and bank borrowings. The Company plans to open approximately 60 new stores in the next 12 months and to continue the conversion of the computer systems requiring a combined total capital investment of approximately $28 million. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit will be adequate to fund these capital expenditures and the anticipated pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these expenditures.

      On May 9, 1997, the Company amended its November 29, 1994 revolving line of credit. The amended revolving line of credit matures January 30, 2000. Terms of the amended agreement require, among other things, that the Company meet certain financial covenants. Borrowings under the line are unsecured and bear interest at the bank's Eurodollar rate plus 0.75% to 1.5%.

      On December 10, 1998, the Company completed a new $110,000,000 syndicated credit facility. Jointly with the closing on this facility, the Company terminated its existing facility dated November 29, 1994, as amended through the fifth amendment dated October 5,1998. The new credit facility is unsecured and matures December 3, 2001. Terms of the credit agreement require, among other things, that the Company meet certain financial covenants. The outstanding balance under the facility bears interest, payable monthly, at the agent bank's Prime Rate or Eurodollar rate plus 87.5 to 137.5 basis points, depending on certain performance criteria. In addition, the Company pays an unused commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. At December 15, 1998, the Company had $58 million outstanding on the line of credit. See Note F - Long-Term Debt.

Seasonality
      Historically, pawn service charge revenues are highest in the Company's fiscal fourth quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the Company's fiscal first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

Forward-Looking Information
      This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yields on loan portfolios, redemption rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item  7A.  Qualitative  and Quantitative  Disclosures  about
Market Risk

Market Risk Disclosures
      The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments.

      The Company's earnings are affected by changes in interest rates due to the impact those changes have on its
variable-rate  debt  instruments.   The  majority   of   the
Company's long-term debt at September 30, 1998 is a variable-rate debt instrument. If interest rates average 25 basis points more in 1999 than they did in 1998, the Company's annual  interest  expense would be increased  by  less  than
$100,000.   These amounts are determined by considering  the
impact of the hypothetical interest rates on the Company's variable-rate long-term debt at September 30, 1998.

      The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's operation's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several manners, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The cumulative translation adjustment representing the decline in the U.K. pound during Fiscal 1998 was approximately $30,000. On December 15, 1998, the U.K. pound closed at 0.5928 to 1.00 U.S. dollar, an increase from 0.5886 at September 30, 1998. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

Item 8. Financial Statements and Supplementary Data


                Index to Financial Statements

                                                       Page

Report of Independent Auditors                           24

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 1997
and 1998                                                 25

Consolidated Statements of Operations for each
of the Three Fiscal Years Ended September 30,  1998      26

Consolidated Statements of Cash Flows for each of the
Three Fiscal Years Ended September 30, 1998              27

Consolidated Statements of Stockholders' Equity  for
each of the Three Fiscal Years Ended September 30, 1998  28

Notes to Consolidated Financial Statements               29

Report of Independent Auditors

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          ERNST & YOUNG LLP

Austin, Texas
November 10, 1998, except for Note P as
to which the date is December 16, 1998

                 Consolidated Balance Sheets

                                                  September 30,
                                              1997            1998
                                          ----------------------------
                                                 (In thousands)

Assets:
  Current assets:
    Cash and cash equivalents             $    829        $  1,328
    Pawn loans                              42,837          49,632
    Service charges receivable              13,130          14,843
    Inventory, net                          39,258          44,011
    Deferred tax asset                       1,889           1,882
    Federal income tax recoverable               -             840
    Prepaid expenses and other assets        1,965           3,170
                                           -----------------------
      Total current assets                  99,908         115,706

  Investment in unconsolidated affiliate         -          10,909

  Property and equipment, net               32,586          43,666

  Other assets:
    Goodwill, net                           12,532          13,605
    Deferred tax asset                       1,730               -
    Notes receivable related parties         3,033           3,000
    Other assets, net                        1,262           3,025
                                           -----------------------
  Total assets                            $151,051        $189,911
                                           =======================
Liabilities and Stockholders' Equity:
  Current liabilities:
    Current maturities of long-term debt  $      9        $     10
    Accounts payable and other accrued
    expenses                                 7,715           8,874
    Customer layaway deposits                1,914           2,174
    Federal income taxes payable               819               -
                                           -----------------------
      Total current liabilities             10,457          11,058

  Long-term debt, less current maturities   19,133          48,123

  Deferred tax liability                         -              24
  Other long-term liabilities                    -             152
                                           -----------------------
      Total long-term liabilities                -          48,299

  Commitments and contingencies

  Stockholders' equity:
    Preferred Stock, par value $.01
    per share - Authorized 5,000,000
    shares; none issued and outstanding          -              -
    Class A Non-voting Common Stock,
    par value $.01 per share                   105            108
      Authorized 40,000,000 shares;
      10,524,563 issued and
      10,515,530 outstanding in 1997;
      10,820,574 issued and
      10,811,541 outstanding in 1998
    Class B Voting Common Stock, convertible,
    par value $.01 per share                    15            12
      Authorized 1,484,407 shares in 1997;
      1,480,301 shares issued and
      outstanding in 1997;
      Authorized 1,198,990 shares in 1998;
      1,190,057 issued and outstanding in
      1998
    Additional paid-in capital             114,338        114,398
    Retained earnings                        7,767         16,830
                                           ----------------------
                                           122,225        131,348
    Treasury stock (9,033 shares in 1997
    and 1998)                                  (35)           (35)
    Receivables from stockholders             (729)          (729)
    Accumulated foreign currency
    translation adjustment                       -            (30)
                                           ----------------------
      Total stockholders' equity           121,461        130,554
                                           ----------------------
  Total liabilities and stockholders'
  equity                                  $151,051       $189,911
                                           ======================
See notes to consolidated financial statements.

            Consolidated Statements of Operations


                                        Years Ended September 30,
                                     1996         1997          1998
                                  ------------------------------------
                                        (In thousands, except
                                          per share amounts)

Revenues:
  Sales                           $ 103,511    $ 101,454   $ 112,307
  Pawn service charges               70,115       78,845      85,087
                                  ----------------------------------
     Total revenues                 173,626      180,299     197,394

Costs of goods sold                  88,953       84,468      94,084
                                  ----------------------------------
     Net revenues                    84,673       95,831     103,310

Operating expenses:
  Operations                         58,969       60,735      66,742
  Administrative                     10,712       13,320      12,810
  Depreciation                        6,302        6,761       6,895
  Amortization                        1,271          855         701
                                  ----------------------------------
     Total operating expenses        77,254       81,671      87,148
                                  ----------------------------------
Operating income                      7,419       14,160      16,162

Interest expense, net                 1,884          982       1,398
Equity in net income of
unconsolidated affiliate                  -            -         (95)
                                  ----------------------------------
Income before income taxes            5,535       13,178      14,859

Income tax expense                    1,992        4,745       5,646
                                  ----------------------------------
Net income                         $  3,543     $  8,433    $  9,213
                                  ==================================
Basic and diluted
earnings per share                 $   0.30     $   0.70    $   0.77
                                  ==================================
Weighted average shares outstanding
  Basic                              11,988       11,995      11,999
  Diluted                            11,988       12,002      12,014

See notes to consolidated financial statements.

            Consolidated Statements of Cash Flows

                                        Years Ended September 30,
                                     1996          1997          1998
                                  -------------------------------------
                                              (In thousands)

Operating Activities:
  Net income                     $   3,543    $   8,433     $   9,213
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and amortization    7,573        7,616         7,596
    Net (gain)/loss on sale or
    disposal of assets                (167)         520           (32)
    Income from investment in
    unconsolidated affiliate             -            -           (95)
    Changes in operating assets
    and liabilities:
      Service charges receivable     1,190       (2,868)       (1,575)
      Inventory                      5,741       (3,424)       (4,303)
      Notes receivable related
      parties                           (3)          (2)           33
      Prepaid expenses and other
      assets                           (55)         862        (1,689)
      Accounts payable and accrued
      expenses                      (1,778)        (431)        1,169
      Customer layaway deposits       (124)         (62)          251
      Other long-term liabilities        -            -           152
      Federal income taxes payable     800           19          (819)
      Deferred taxes                 1,192         (279)        1,761
      Income taxes recoverable       4,236            -          (840)
    Net cash provided by operating ----------------------------------
    activities                      22,148       10,384        10,822

Investing Activities:
  Pawn loans forfeited and
  transferred to inventory          50,805       53,272        60,297
  Pawn loans made                 (151,437)    (170,379)     (180,894)
  Pawn loans repaid                105,778      108,906       114,429
                                  -----------------------------------
                                     5,146       (8,201)       (6,168)
  Additions to property,
  plant and equipment               (5,836)      (5,505)      (17,830)
  Acquisitions, net of cash
  acquired                               -            -        (3,600)
  Purchase of pawn related assets        -            -          (925)
  Investment in unconsolidated
  affiliate                              -            -       (10,844)
  Proceeds from sale of assets       2,031            6           203
    Net cash provided by/(used in) ----------------------------------
    investing activities             1,341      (13,700)      (39,164)

Financing Activities:
  Proceeds from bank borrowings      5,000       15,000        48,000
  Payments on bank borrowings      (31,671)     (12,274)      (19,009)
  Collections of stockholder
  notes receivable                       8            -             -
  Payment of dividends                   -            -          (150)
                                   ----------------------------------
    Net cash provided by/(used in)
    financing activities           (26,663)       2,726        28,841
                                   ----------------------------------
  Change in cash and equivalents    (3,174)        (590)          499
  Cash and equivalents at
  beginning of period                4,593        1,419           829
    Cash and equivalents at        ----------------------------------
    end of period                $   1,419    $     829     $   1,328
                                  ===================================
Cash paid during the periods for:
    Interest                     $   2,481    $   1,237     $   1,850
    Income taxes                 $       -    $   5,006     $   5,934

Noncash investing and financing activities:
  Issuance of common stock to
  401(k) plan                        $  65        $  37         $  60
  Accumulated foreign currency
  translation adjustment             $   -        $   -         $ (30)

See notes to consolidated financial statements.

       Consolidated Statements of Stockholders' Equity


                                                          Accumulated
                                                          Foreign
                     Add'l   Retained         Receivables Currency
      Common Stock  Paid in Earnings/ Treasury    from   Translation
   Shares Par Value Capital (Deficit)   Stock StockholdersAdjustment    Total
   ------ --------- ------- --------- -------- ----------- ---------- --------

(In thousands)
Balances at September 30, 1995
   11,987   $120   $114,236  $(4,209)  $(35)  $(737)       $  -      $109,375

  Issuance of common stock to
    401(k) plan
       12      -         65        -      -       -           -           65
  Reductions on stockholder notes
        -      -          -        -      -       8           -            8
  Net income
        -      -          -    3,543      -       -           -        3,543
Balances at September 30, 1996
   -------------------------------------------------------------------------
   11,999    120    114,301     (666)   (35)   (729)          -      112,991

  Issuance of common stock to
   401(k) plan
        5      -         37        -      -       -           -           37
  Net income
        -      -          -    8,433      -       -           -        8,433
Balances at September 30, 1997
   -------------------------------------------------------------------------
   12,004    120    114,338    7,767    (35)   (729)          -      121,461

  Issuance of common stock to
   401(k) plan
        7      -         60        -      -       -           -          60
  Payment of dividends
        -      -          -     (150)     -       -           -        (150)
  Foreign currency translation adjustment
        -      -          -        -      -       -         (30)        (30)
  Net income
        -      -          -    9,213      -       -           -       9,213
Balances at September 30, 1998
   ------------------------------------------------------------------------
   12,011   $120   $114,398  $16,830 $  (35)  $(729)       $(30)   $130,554
   ========================================================================


See notes to consolidated financial statements.

         Notes to Consolidated Financial Statements

Note  A - Organization and Summary of Significant Accounting
Policies

Organization: The Company is primarily engaged in establishing, acquiring, and operating pawnshops. As of September 30, 1998, the Company operated 286 locations in 14 states. The pawnshops function as sources of customer credit and as specialty retailers primarily of previously owned merchandise.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Additionally, the Company accounts for its 29.99% interest in Albemarle & Bond Holdings, plc ("A&B") using the equity method.

Revenue Recognition: Pawn loans ("loans") are generally made on the pledge of tangible personal property for one month with an automatic 60 day grace period (the "loan term"). Pawn service charges on loans are recorded based on the interest method. If the loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (principal plus accrued interest) or market (net realizable value) of the property. When this inventory is sold, sales revenue and the related cost are recorded at the time of sale.

Concentrations of Credit Risk: Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, firearms and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. As a result, the Company believes it has very little credit risk.

Cash and Cash Equivalents: For purposes of this statement, the Company considers investments with maturities of 90 days or less when purchased to be cash equivalents.

Inventory: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited loans, merchandise purchased from customers, merchandise acquired from the acquisition of other pawnshops, and new merchandise purchased from vendors. The Company provides an allowance for shrinkage and valuation based on management's evaluation of the age, condition, and salability of the merchandise. The valuation allowance deducted from the carrying value of inventory amounted to $6,933,476 and $6,817,048 at September 30, 1997 and 1998, respectively.

Software  Development  Costs:   The  Company  accounts   for
software development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP was issued by the AICPA in March 1998 and is effective for fiscal years beginning after December 15, 1998; however, as permitted, the Company chose early adoption of the SOP. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. During 1998, approximately $5,150,000 of costs were capitalized in connection with the development of internal software systems. Included in this amount is $230,000 of capitalized interest. Capitalized costs will be amortized over the estimated useful life once each system is complete and ready for its intended use.

Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected.

Property and Equipment: Property and equipment are stated at cost. Provisions for depreciation are computed on a straight-line basis using estimated useful lives of 30 years for buildings and 5 to 10 years for equipment, leasehold improvements and software development costs.

Intangible Assets: Intangible assets consist primarily of excess purchase price over net assets acquired in acquisitions. Excess cost over fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 20 to 40 years (the expected period of benefit).
Accumulated   amortization  of  goodwill  was  approximately
$5,716,000 and

$6,217,000  at  September 30, 1997 and  1998,  respectively.
Accumulated amortization of all other intangible assets was approximately $6,353,000 and $6,553,000 at September 30,
1997 and 1998, respectively.

Long-Lived Assets: Long-lived assets (i.e., property, equipment and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss would be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature.

Foreign Currency Translation: The Company's equity investment in A&B is translated into U.S. dollars at the exchange rate as of A&B's balance sheet date, and the related interest in A&B's net income is translated at average exchange rates for the period from the date of acquisition through A&B's balance sheet date. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

Advertising:  Advertising costs are  expensed  as  incurred.
Advertising expense was approximately $2,701,000, $1,267,000 and $1,208,000, for the fiscal years ended September 30, 1996, 1997, and 1998, respectively.

Income Taxes: The Company files a consolidated return with its wholly owned subsidiaries. Deferred taxes are recorded based on the liability method and result primarily from differences in the timing of the recognition of certain revenue and expense items for federal income tax purposes and financial reporting purposes.

Stock-Based Compensation: The Company accounts for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock-based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS 123 been adopted. These pro forma disclosures are effective for option grants in fiscal years 1996 and after. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option pricing model and has determined the pro forma impact on net income. See Note G - Common Stock, Warrants and Options.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements: In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company's existing accounting policies are consistent with those of the SOP, and as such, the Company does not expect the SOP to have a significant impact on future operating results.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a full set of financial statements. The new standard requires that all items that are to be recognized under accounting standards as components of comprehensive income, including an amount representing total comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company believes that this Statement will not significantly change its current financial statement presentation.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes reporting standards for a company's operating segments in annual financial statements and the reporting of selected information about operating segments in interim financial reports. The new pronouncement also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes that this Statement will not significantly change its current financial statement presentation.

Note B - Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The impact of Statement 128 has not materially changed the current calculation of earnings per share as the dilutive effect of stock options and warrants outstanding is not currently material.

The following table sets forth the computation of basic and diluted earnings per share:

                                           Years Ended September 30,
                                        1996         1997        1998
                                        -----------------------------
                                                 (In thousands)
 Numerator
   Numerator for basic and diluted
   earnings per share - net income     $ 3,543     $ 8,433   $  9,213
Denominator                            ==============================
   Denominator for basic earnings
   per share - weighted average
   shares                               11,988      11,995     11,999
   Effect of dilutive securities:
          Employee stock options             -           -          3
          Warrants                           -           7         12
                                       ------------------------------
   Dilutive potential common shares          -           7         15
                                       ------------------------------
   Denominator for diluted earnings
   per share - adjusted weighted
   average shares and assumed
   conversions                          11,988      12,002     12,014
                                       ==============================
   Basic earnings per share             $ 0.30      $ 0.70     $ 0.77
                                       ==============================
   Diluted earnings per share           $ 0.30      $ 0.70     $ 0.77
                                       ==============================
   For the 12 months ended September 30, 1998, options to purchase 618,643 weighted average shares of common stock at an average price of $13.36 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

   For the 12 months ended September 30, 1997, options to purchase 619,203 weighted average shares of common stock at an average price of $13.22 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

   For the 12 months ended September 30, 1996, options to purchase 694,476 weighted average shares of common stock at an average price of $13.18 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

Note  C  - Acquisition of Pawn Stores and Purchase  of  Pawn
Related Assets

There  were  no acquisitions during the fiscal  years  ended
September 30, 1997 and 1996.

During the fiscal year ended September 30, 1998, the Company paid approximately $3,600,000 for the acquisition of pawn stores. The purchase price for the acquisitions was funded primarily from an existing revolving credit line. These acquisitions have been accounted for under the purchase method of accounting. The operating results of the acquired locations have been included in the Company's consolidated results of operations since their respective purchase dates. Excess of cost over the fair value of the assets acquired of approximately $1,300,000 is being amortized on a straight-line basis over periods ranging from 20 to 40 years.

Since  none of these acquisitions are material to the  total
Company   (individually  or  collectively)   per   the   SEC
significance test, Rule 1-02(w) of Regulation S-X, there is no inclusion of pro forma results.

On March 28, 1998, the Company acquired 29.99% of the common shares of Albemarle & Bond Holdings, plc ("A&B") for approximately $10.8 million. A&B is primarily engaged in pawnbroking, retail jewelry sales and check cashing. A&B operates in England and Wales. The excess of the purchase price over the fair market value of net assets acquired of approximately $7.6 million is being amortized over 20 years. Summarized financial information for this equity investment is not shown since the investment is not material in relation to the financial position or results of operations of the Company. The acquisition is accounted for using the equity method of accounting for investment in common stock. A&B's fiscal year ends June 30. Therefore, the income reported for the Company's fiscal year end of September 30 represents its percentage of the results for A&B from April 1 to June 30, 1998, which is a three (3) month lag in reporting. See Note P - Subsequent Events.

Also during 1998, the Company paid approximately $925,000 for the purchase of certain pawn related assets including inventory, pawn loans, property and equipment. Excess of cost over the fair value of the assets acquired of approximately $238,000 is being amortized on a straight line basis over 40 years.

Note D - Property and Equipment

Major classifications of property and equipment were as follows:

                                                September 30,
                                            1997             1998
                                         --------------------------
                                                (In thousands)

Land                                     $   1,351         $  2,110
Buildings and improvements                  29,633           35,424
Furniture and equipment                     23,724           29,865
Software development costs                     645            5,792
                                          -------------------------
  Total                                     55,353           73,191

Less - accumulated depreciation            (22,767)         (29,525)
                                           ------------------------
                                           $32,586          $43,666
                                           ========================
Note E - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

                                                 September 30,
                                             1997            1998
                                           ------------------------
                                                (In thousands)
Trade accounts payable                      $    895      $  3,252
Accrued payroll and related expenses           2,296         2,479
Other accrued expenses                         4,524         3,143
                                             ---------------------
                                            $  7,715      $  8,874
                                             =====================

Note F - Long-Term Debt

Long-term debt consisted of:

                                                          September 30,
                                                       1997          1998
                                                     ----------------------
                                                        (In thousands)
Note payable to bank under $50 million line of credit
agreement amended as of May 1997; interest on used
portion payable monthly at prime rate or the bank's
Eurodollar rate plus 0.75% to 1.50% (6.625% at
September 30, 1998); principal due January 2000.      $ 19,000  $ 48,000

Note payable to individual with interest at 10%,
payable in monthly installments of $1,881 including
interest, maturing August 2002 - land and building
pledged as collateral.                                     142       133
                                                       -----------------
                                                        19,142    48,133
  Less current maturities                                    9        10
                                                       -----------------
                                                      $ 19,133  $ 48,123
                                                       =================
The Company has a $50,000,000 unsecured revolving line of credit with a bank group of which $48,000,000 was outstanding as of September 30, 1998. Credit availability is based upon a percentage of inventory levels and outstanding pawn loans. Fees under the line of credit include an annual $25,000 agent fee, a $25,000 facility fee and a commitment fee equal to 0.25% of the unused amount of the commitment. Terms of the loan require, among other things, that the Company meet certain financial covenants. In addition, incurring additional debt is restricted and the payment of dividends is limited to 25% of the Company's net income during each fiscal year. See Note P - Subsequent Events.

The Company has a $691,300 letter of credit with a bank group as required by a legal agreement relating to certain insurance policies.

Note G - Common Stock, Warrants and Options

The capital stock of the Company consists of two classes of common stock designated as Class A Non-voting Common Stock and Class B Voting Common Stock. The rights, preferences, and privileges of the Class A and Class B Common Stock are similar except that each share of Class B Common Stock has one vote and each share of Class A Common Stock has no voting privileges. All Class A Common Stock is publicly held. Holders of Class B Voting Common Stock may, individually or as a class, convert some or all of their shares into Class A Non-voting Common Stock. Class A Common Stock becomes voting common stock upon the conversion of all Class B Common Stock to Class A Common Stock. The Company is required to reserve such number of authorized but unissued shares of Class A Non-voting Common Stock as would be issuable upon conversion of all outstanding shares of Class B Voting Common Stock.

At September 30, 1998, warrants to purchase 23,591 shares of Class A Non-voting Common Stock and 4,074 shares of Class B Voting Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.
The Company has an Incentive Stock Option Plan (the "1991 Plan") under which options to purchase Class A Non-voting
Common Stock may be granted to employees. Options granted under the 1991 Plan are generally granted at exercise prices equal to or greater than the fair market value of the Class A Common Stock on the date of grant. The options vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. In October 1994, the Board of Directors increased the number of shares available under the 1991 Plan to 1,800,000 and amended the 1991 Plan to provide accelerated vesting upon a change in control of the Company. Total options available for grant at September 30, 1998 was 1,152,490 shares.

As of September 30, 1998, the Company had 647,510 options outstanding (options granted less options canceled due to employee termination) at exercise prices ranging from $8.75 to $21.75 and a weighted average remaining contractual life of 6.3 years. Of these options, 383,828 are vested with a weighted average exercise price of $13.61 per share and none have been exercised. A summary of 1991 Plan activity for each of the three fiscal years ended September 30, 1996, 1997 and 1998 follows:

                     Stock Option Plans

                       Number of Shares Price Range of Shares Weighted Average
                         Under Option       Under Option       Exercise Price
                       ---------------- --------------------- ----------------
Outstanding at
September 30, 1995         719,838       $ 8.75-$21.75             $13.32
   Granted                  62,624       $ 8.75                    $ 8.75
   Canceled               (138,815)      $ 8.75-$21.75             $11.61
   Exercised                     0             -                      -
Outstanding at            -----------------------------------------------
September 30, 1996         643,647       $ 8.75-$21.75             $13.24
   Granted                  24,313       $12.75                    $12.75
   Canceled               (105,955)      $ 8.75-$21.75             $11.97
   Exercised                     0             -                      -
Outstanding at            -----------------------------------------------
September 30, 1997         562,005       $ 8.75-$21.75             $13.46
   Granted                 138,250       $12.00-$12.50             $12.05
   Canceled                (52,745)      $ 8.75-$21.75             $12.91
   Exercised                     0             -                      -
Outstanding  at           -----------------------------------------------
September 30, 1998         647,510       $  8.75-$21.75            $13.20

                           Range of Options Outstanding

                                           Weighted             Exercisable
                                Weighted    Average                Shares
                Number of       Average    Remaining              Weighted
Range of         Shares         Exercise  Contractual            Avg. Exer.
Exercise Prices Outstanding      Price    Life (years) Exercisable  Price
--------------- -----------    ---------  ------------ ---------- ---------
 $8.75-$12.00   133,023          $11.54       8.9        13,363     $9.99
$12.50-$12.75   105,287          $12.62       5.9        44,445    $12.61
$13.00-$13.00   256,400          $13.00       5.7       203,840    $13.00
$14.00-$14.50   125,400          $14.00       5.8       100,260    $14.00
$21.75-$21.75    27,400          $21.75       4.2        21,920    $21.75
 $8.75-$21.75   647,510          $13.46       6.3       383,828    $13.61

In accordance with SFAS 123, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended September 30, 1997 and 1998, respectively:

                                    September 30,  September 30,
                                        1997            1998
                                    -------------  -------------
   Risk-free interest rate             5.90%           5.74%
   Dividend yield                         0%              0%
   Volatility factor of the
   expected market price of the
   Company's common stock              0.386           0.419
   Expected life of the options        5 years         5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Additionally, because  the  provisions of SFAS 123 are not  effective  for options granted prior to October 1, 1996 and due to the nature and timing of option grants, the resulting pro forma compensation costs may not be indicative of future compensation costs.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income is as follows:

                                      1996      1997     1998
                                   ---------------------------
   Net income - as reported        $ 3,543   $ 8,433   $ 9,213
   Less: pro forma compensation
   expense                              12        10       110
                                   ---------------------------
   Net income - pro forma          $ 3,531   $ 8,432   $ 9,103
                                   ===========================
   Basic earnings per share
   - pro forma                     $  0.29   $  0.70   $  0.76
                                   ===========================
   Diluted  earnings per share
   - pro forma                     $  0.29   $  0.70   $  0.76
                                   ===========================
On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCorp, Inc. 1998 Incentive Plan, which provides for stock option awards of up to 1,275,000 of the Company's Class A Non-voting Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. The Board granted stock options totalling 1,023,000 at an exercise price of $10 per share. The majority of the options vest at the end of 119 months but are subject to early vesting from November 5, 1999 to November 5, 2005 if the Company meets certain earnings per share targets. The options have a contractual life of ten years.

The   Compensation  Committee  of  the  Board  of  Directors
approved the grant of the following options, exercisable at $10.00 per share, and, except as provided below, vesting on October 6, 2008:

                  Tranche A Options Tranche B Options Tranche C Options
                  ----------------- ----------------- -----------------
Sterling B. Brinkley       200,000       100,000           50,000
Vincent A. Lambiase        200,000       100,000           50,000
J. Jefferson Dean           83,350        41,650           25,000
Daniel N. Tonissen          50,000        25,000           25,000

The following specified percentage of the options will vest prior to October 6, 2008 if the Company meets certain earnings per share ("EPS") targets described below and maintains a certain debt to equity ratio.

                              Earnings Per Share for Fiscal Year
                              ----------------------------------
                              1999 2000 2001 2002 2003 2004 2005
                              ---- ---- ---- ---- ---- ---- ----
Targeted EPS for Tranche A Options
                             $0.85$1.05$1.30$1.60$2.00$2.50$3.10
Targeted EPS for Tranche B Options
                             $0.85$1.06$1.43$1.92$2.46$3.06$3.66
Targeted EPS for Tranche C Options
                             $3.00$3.00$3.00$3.00$3.00$3.00$3.00

                        Percent Vested if  Targets Met for Fiscal Year
                        ----------------------------------------------
                              1999 2000 2001 2002 2003 2004 2005
                              ---- ---- ---- ---- ---- ---- ----
     Applicable percentage    10%  10%  15%  15%  20%  20%  10%
     Amount for Tranche A and Tranche B

     Applicable percentage    100% 100% 100% 100% 100% 100% 100%
     Amount for Tranche C

In addition, with respect to Tranche A and Tranche B Options, to the extent that the applicable EPS target is not met for a particular fiscal year, but the EPS target is exceeded in the next following fiscal year, the excess may be carried back to satisfy the shortfall in the immediately prior year. Once the EPS target for the Tranche C Options is met, 100% of the Tranche C Options vest, and no further Tranche C Options shall vest in any subsequent year in which the EPS target is met. Finally, if any of the above-described options fail to qualify as incentive options under the Internal Revenue Code, the Company has agreed to pay a bonus to each Optionee at the time and in the amount of any tax savings actually realized by the Company resulting therefrom.

The EPS targets set forth above do not represent the Company's projections, forecasts or forward-looking statements concerning future performance. Instead, they have been established through negotiations with the named executives to identify appropriate incentives as part of a broad-based executive compensation program. To the extent the EPS targets may be deemed forward-looking statements, they are subject in their entirety to the safe-harbor provisions set forth elsewhere in this report.

The above-described options are also subject to accelerated vesting upon a change of control of the Company, as described in the 1998 Plan.

Shares of reserved common stock at September 30, 1998, were as follows:

                                   Class A   Class B
                                 ---------  --------
Stock option plan                1,800,000         -
Stock warrants                      23,559     4,106
401(k) plan                        100,000         -
Conversion of Class B Voting
  Stock                          1,484,407         -
                                 -------------------
                                 3,407,966     4,106
                                 ===================
Note H - Income Taxes

The income tax provision consisted of:

                               Years Ended September 30,
                            1996         1997        1998
                            -----------------------------
                                    (In thousands)

Current
  Federal                  $     800  $  4,906   $ 3,586
  State                            -       118       299
                           -----------------------------
                                 800     5,024     3,885
Deferred
  Federal                      1,192     (279)     1,761
  State                            -         -         -
                           -----------------------------
                               1,192     (279)     1,761
                           -----------------------------
                            $  1,992  $  4,745   $ 5,646
                           =============================
A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes were as follows:

                                Years Ended September 30,
                              1996       1997         1998
                             ------------------------------
                                     (In thousands)

Income taxes at the federal
statutory rate               $  1,882    $  4,612  $  5,201
Effect of nondeductible
amortization of intangible
assets                             27          27        27
State income tax, net of
federal benefit                     -         118       298
Other                              83         (12)      120
                             ------------------------------
                             $  1,992    $  4,745  $  5,646
                             ==============================
Income before income taxes on the statements of operations differs from taxable income due to the following, which are accounted for differently for financial statement purposes than for federal income tax purposes and result in deferred tax expense (benefit):

                                  Years Ended September 30,
                                1996        1997        1998
                                ----------------------------
                                      (In thousands)

Inventory basis                 $ (105)   $ (176)     $ (312)
Provision for store closings
  and related charges            1,365      (365)        302
Software basis                       -         -       1,949
Other                              (68)      262        (178)
                                ----------------------------
                                $1,192    $ (279)     $1,761
                                ============================
Significant   components  of  the  Company's  deferred   tax
liabilities and assets as of September 30, 1997 and 1998 are as follows:

                                  Years Ended September 30,
                                      1997        1998
                                  -------------------------
                                       (In thousands)
Deferred tax liabilities:
  Amortization of software costs   $   -          $1,949
  Book over tax inventory basis      539             227
  Prepaid expenses                   354             517
                                   ---------------------
    Total deferred tax liabilities   893           2,693
Deferred tax assets:               ---------------------
  Book over tax depreciation       1,432           1,834
  Inventory reserve                2,357           2,337
  Amortization of non-competes       297              91
  Accrued liabilities                390             251
  Other, net                          36              38
    Total deferred tax assets      4,512           4,551
                                  ----------------------
    Net deferred tax asset       $ 3,619         $ 1,858
                                  ======================
The Company's tax return for the year ended September 30, 1996 was examined by the Internal Revenue Service resulting in no change to the return as filed.

Note I - Related Party Transactions

Pursuant to the terms of a financial advisory services agreement, an affiliate of the general partner of the majority stockholder provides management consulting and investment banking services to the Company for a $33,333 monthly retainer. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, the affiliate earns fees from the Company for other business and financial consulting services. In Fiscal 1998, Morgan Schiff received $33,333 per month for its services as a financial advisor and an additional $250,000 in connection with the Company's acquisition of Albemarle & Bond Holdings, plc ("A&B") and received expense reimbursements of $370,848 of which $98,404 was related to the acquisition of A&B. In the years ended September 30, 1996 and 1997, total management fees and expense reimbursements of approximately $650,000 and $590,000, respectively, were paid to the affiliate.
From July 1994 to August 1994, the Company loaned the President and Chief Executive Officer $729,113 to purchase 50,000 shares of Class A Non-voting Common Stock, which is shown as a reduction of stockholders' equity in these financial statements. Interest accrues annually at a rate equal to the prime rate plus one half of one percent. Interest is payable annually on December 31 of each year until June 30, 1999. As of September 30, 1998, the amount owed is approximately $729,000 plus accrued interest of approximately $49,000. The Company records interest income on the loan and annually, the Board of Directors makes a determination of the amount of interest to be forgiven, if any, and charges such amount to compensation expense to the President and Chief Executive Officer.
In October 1994, the Board of Directors approved agreements which provide incentive compensation to the Chairman and the Chief Executive Officer based on growth in the share price of the Company's publicly traded common stock. Both executives were advanced $1.5 million evidenced by a recourse promissory note, due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes (ranging from 5.44% to 5.76% for 1998).

Specified percentages of loan principal will be forgiven each time the average closing price of the Company's Class A Common Stock exceeds specified Stock Price Targets for at least ten consecutive trading days. The Stock Price Targets range from $22.50 to $62.50 per share and provide for complete forgiveness of principal if the share price exceeds $32.50 per share within five years or $62.50 per share within ten years. The Program provides that Stock Price Targets will be adjusted proportionately for certain capital transactions and that the death or disability of the executive, or certain changes in control, will result in forgiveness of the then remaining principal and interest. Accrued interest is forgiven based upon continued employment of the executive and the Company is required to reimburse each executive for the income tax consequences of this Program. Through September 30, 1998, no Stock Price Targets have been attained. Charges to operations consist of interest forgiveness and related income tax costs and totaled approximately $306,000, $322,000 and $306,000 for the years ended September 30, 1996, 1997 and 1998, respectively. On November 5, 1998, the Compensation Committee of the Board of Directors approved amendments to such agreements, providing forgiveness of such loans if, prior to October 1, 2005, a stock price target of $28.25 is attained. These amendments become effective only upon acceptance of the Chairman and Chief Executive Officer, respectively.

Note J - Leases

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under noncancelable leases including stores which were closed are as follows for each of the years ending September 30:

                                          Total
                                      (In thousands)

          1999                          $11,190
          2000                            9,135
          2001                            7,854
          2002                            6,079
          2003                            3,857
          Thereafter                      2,044
                                        -------
                                        $40,159
                                        =======
The Company subleases some of the above facilities. Future minimum rentals expected under these subleases are as follows for each of the years ending September 30:

                                          Total
                                     (In thousands)
          1999                        $    552
          2000                             214
          2001                             190
          2002                             172
          2003                             159
          Thereafter                       701
                                       -------
                                       $ 1,988
                                       =======
Rent expense for the year ending September 30 was as follows:

                                               Total
                                           (In thousands)

          1996                             $ 9,967
          1997                              10,330
          1998                              11,387
                                            ------
                                           $31,684
                                            ======
Note K - Employment Agreement

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

The Company agreed to accelerate the release of contractual restrictions on the transfer of Mr. Logue's 967,742 shares of common stock. The settlement released 191,548 shares immediately, and a like amount was released on October 29, 1998. An additional 95,774 shares will be released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares to be released in July, 2001, as originally scheduled. As a result of this settlement, on February 4, 1998, 285,417 shares of Mr. Logue's Class B Voting Common Stock were converted to publicly traded Class A Non-voting Common Stock. The majority holder of the Class B Voting Common Stock had previously approved and implemented the conversion of Mr. Logue's other 682,325 shares from Class B Common Stock to Class A Common Stock during the fiscal years ended September 30, 1996 and 1997. Also as a part of this settlement, Mr. Logue agreed to assign 10,000 shares of his stock to the Company. The Company accounted for the receipt of these shares as a capital transaction and has excluded the effect of this transfer from net income. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, negotiated a five year limitation on Mr. Logue's financial investments in competing pawnshop businesses and negotiated renewal options with respect to certain existing real estate leases for store locations.

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

In addition to a minimum base salary of $350,000 (which may be increased by the Board of Directors), the agreement entitles Mr. Lambiase to receive a bonus of 75% or more of his base compensation based upon objectives determined each year by the Executive Committee of the Board of Directors. The agreement also provides for a loan by the Company to Mr. Lambiase of sufficient cash to purchase 50,000 shares of Company stock. Mr. Lambiase purchased such stock at various times between July 25, 1994 and August 11, 1994 at an average price per share of $14.49. The Company loaned Mr. Lambiase a total of approximately $729,000 to purchase this stock. Interest, charged at the prime rate plus one-half of one percent, is payable annually on December 31 of each year until the earlier of June 30, 1999, or one year after the death or permanent disability of Mr. Lambiase or a default in payment on the loan. The agreement also grants to Mr. Lambiase the option to purchase, pursuant to the Company's Long-Term Incentive Plan, 250,000 shares of the Class A Non-voting Common Stock of the Company. The exercise price of the options is $13.00 per share.

Note L - 401(k) Plan

Effective October 1, 1991, the Company's Board of Directors established a 401(k) Plan whereby eligible employees of the Company may contribute a maximum of 15% of their compensation within allowable limits. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company will match 25% of each employee's contribution, up to 6% of their compensation, in the form of the Company's Class A Non-voting Common Stock. Contribution expense related to the plan for 1996, 1997 and 1998 was approximately $65,000, $37,000, and $60,000, respectively.

Note M - Contingencies

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

The Company is also the nominal defendant in a lawsuit filed July 18, 1997 by a holder of 39 shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleges the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit seeks rescission of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. See Note P - Subsequent Events.

Note N - Stockholders' Equity

On July 27, 1998, the Board of Directors declared an annual $0.05 per share cash dividend payable quarterly. The first quarterly dividend of $0.0125 per share due to stockholders of record on August 11, 1998 was paid on August 25, 1998.

On July 27, 1998, the Board of Directors approved the repurchase of up to 2,000,000 shares of the Company's Class
A Non-voting Common Stock in open market transactions over the next 12 months.

Note O - Quarterly Information (Unaudited)

                            Year Ended September 30, 1998
                 First Quarter Second Quarter Third Quarter Fourth Quarter
                 ---------------------------------------------------------
                   (In thousands, except per share amounts)

Total revenues       $51,944     $49,680          $45,210        $50,560
Net income             2,259       2,037            2,154          2,763

Net income per share   $0.19       $0.17            $0.18          $0.23

                            Year Ended September 30, 1997
                First Quarter Second Quarter Third Quarter Fourth Quarter
                ---------------------------------------------------------
                  (In thousands, except per share amounts)

Total revenues       $45,842     $46,296          $42,405        $45,756
Net income             1,903       1,769            2,050          2,711

Net income per share   $0.16       $0.15            $0.17          $0.23

Note P - Subsequent Events

On December 10, 1998, the Company completed a new $110,000,000 syndicated credit facility. Jointly with the closing on this facility, the Company terminated its existing facility dated November 29, 1994, as amended through the fifth amendment dated October 5,1998. The new credit facility is unsecured and matures December 3, 2001. Terms of the credit agreement require, among other things, that the Company meet certain financial covenants. The outstanding balance under the facility bears interest, payable monthly, at the agent bank's Prime Rate or Eurodollar rate plus 87.5 to 137.5 basis points, depending on certain performance criteria. In addition, the Company pays an unused commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. At December 15, 1998, the Company had $58 million outstanding on the line of credit. See Note F - Long-Term Debt.

On October 16, 1998, the Company acquired an additional 1,896,666 newly issued common shares of Albemarle & Bond Holdings, plc ("A&B"), for approximately $2 million. Following this purchase the Company owns 13,276,666 common shares of A&B, or approximately of 29.7% of the total outstanding shares. See Note C - Acquisitions.

On December 16, 1998, the plaintiff to the lawsuit described in Note M filed a Stipulation and Order of Dismissal with the Court, stipulating that the lawsuit would be dismissed with prejudice to the plaintiff. The court approved the Stipulation and Order of Dismissal on December 18, 1998, thereby dismissing the lawsuit.

Item  9.  Changes in and Disagreements with  Accountants  on
Accounting and Financial Disclosure

      The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

                          PART III

Item 10. Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company as of December 1, 1998 were as follows:

     Name                       Age       Title
     -------------------------- ---  -----------------------
     Sterling B. Brinkley(1)    46   Chairman of  the  Board
                                     of Directors
     Vincent A. Lambiase(1) (3) 58   President,     Chief
                                     Executive  Officer, and
                                     Director
     Daniel N. Tonissen(1) (3)  48   Senior     Vice
                                     President,        Chief
                                     Financial      Officer,
                                     Assistant    Secretary,
                                     and Director
     J. Jefferson Dean          32   Vice   President
                                     Strategic Planning  and
                                     Business   Development,
                                     Secretary and Director
     Filbert A. DiNardo         55   Vice  President  Human
                                     Resources
     Richard W. Rew, II         30   Assistant Secretary
     Michelle R. Cuzzort        31   Assistant Secretary
     Mark C. Pickup(2) (4)      48   Director
     Richard D. Sage (2) (4)    58   Director
     John E. Cay, III (4)       53   Director
     Steve Price (2)            60   Director
     -----------------------------
     (1) Member of Executive Committee
     (2) Member of Incentive Compensation Committee
     (3) Member of Section 401(k) Plan Committee
     (4) Member of Audit Committee

      The Class B Stockholder intends to re-elect the above-
listed   directors  at  the  Annual  Stockholders'   Meeting
expected to be held on or about March 1, 1999.

     Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. He served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of Mr. Phillip Cohen, from 1986 to 1990. See "Security Ownership of Certain Beneficial Owners and Management." Mr. Brinkley has also served as Chairman of the Board or Chairman of the Executive Committee of Crescent Jewelers, Inc., a 150 store jewelry chain since 1988. In addition, since 1990, he has served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc., a 471+ store jewelry chain, and MS Pietrafesa, L.P., an apparel manufacturing business. In addition, Mr. Brinkley is President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership. Morgan Schiff & Co., Inc., Crescent Jewelers, Inc., and MS Pietrafesa, L.P. are affiliates of the Company.

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

      Mr. Dean has served as a director of the Company since 1992, Secretary since 1995 and Vice President Strategic Planning and Business Development since 1997. From 1994 to 1996, Mr. Dean served as Director of Strategic Planning for the Company. From 1990 to 1996, Mr. Dean served as Vice President Strategic Planning and as a director of MS Pietrafesa, L.P., an apparel manufacturing business. In addition, from 1991 to 1994, Mr. Dean served the Company as Director of Financial Planning. From 1989 to 1990, Mr. Dean served as an Associate of Morgan Schiff & Co., Inc., an affiliate of Mr. Phillip Cohen (see "Security Ownership of Certain Beneficial Owners and Management").

       Mr. DiNardo has served as Vice President Human Resources of the Company since July 1998. From 1995 to 1998, he was Vice President of Human Resources for Boston Market, Northeast Division. From 1989 to 1995, he was Vice President of Human Resources, The Americas, with TNT Express Worldwide, a Dutch-owned international freight forwarder.

      Mr. Rew has served as Assistant Secretary of the Company since March 1998. Since 1996, Mr. Rew has also served as General Counsel of the Company. Mr. Rew served as Assistant General Counsel of the Company from 1994 to 1995 and as Assistant Corporate Counsel of the Company from 1993 to 1994. Mr. Rew is a member of the State Bar of Texas.

      Ms. Cuzzort has served as Assistant Secretary of the Company since March 1998. Since 1996, Ms. Cuzzort has also served as Controller of the Company. From 1995 to 1996, Ms. Cuzzort served as Director of Financial Planning of the Company. From 1993 to 1994, Ms. Cuzzort was an accounting manager of the Company. Ms. Cuzzort is a Certified Public Accountant licensed by the Texas State Board of Public Accountancy.

      Mr. Pickup has served as a director of the Company since 1993. He served as President and Co-Chief Executive Officer of Crescent Jewelers, Inc. from 1993 to 1995 and Chief Financial Officer of Crescent Jewelers, Inc. from 1992 until 1995. Since 1993, Mr. Pickup has also served as a director of Friedman's, Inc. (and MS Jewelers Corporation, its predecessor).

      Mr. Sage has served as a director of the Company since July 1995. He was a co-founder of AmeriHealth, Inc., which owned and managed hospitals. He served as Treasurer of AmeriHealth, Inc. from April 1983 to October 1995 and was a member of the board of directors of AmeriHealth, Inc. from April 1983 to December 1994. Mr. Sage served from June 1988 to June 1993 as a Regional Vice President of HHL Financial Services Company, which specializes in the collection of health care accounts receivable. He was a member of the Board of Directors of Champion Healthcare Corporation from January 1995 to August 1996. Since June 1993, he has been associated with Sage Law Offices in Miami, Florida.

      Mr. Cay has served as a director of the Company since March 1997. He has served as President and CEO of Palmer & Cay, Inc., a Savannah based insurance brokerage and employee benefit consulting firm, since 1970. In February 1997, he was elected to the board of directors of Friedman's, Inc., a 471+ store jewelry chain. Since 1987, he has also served as a director of First Union National Bank of Georgia. He is also a director of Omni Insurance Group, an Atlanta based automobile insurance company.

     Mr. Price has served as a director of the Company since September 1998. He has served as President and CEO of JAMS/Endispute, a mediation and arbitration firm, since 1997. From 1994 to 1997, he served as President and CEO of Supercuts, a hair styling and product salon. From 1988 to 1994, he was a senior vice president of Citibank.

Committees of the Board

      The Board of Directors held five meetings and acted by unanimous consent on one other occasion during the year ended September 30, 1998. The Board of Directors has appointed four committees, an Executive Committee, an Audit Committee, a Compensation Committee and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 1998 were Mr. Brinkley, Mr. Lambiase and Mr. Tonissen. The Executive Committee held four meetings which all members attended. The members of the Audit Committee for Fiscal 1998 were Mr. Pickup, Mr. Sage, and Mr. Cay. The Audit Committee held four meetings which all members attended. The Compensation Committee, comprised of Mr. Pickup and Mr. Sage held one meeting during Fiscal 1998 of which all members attended. The committee that administers the Section 401(k) Plan consists of Mr. Lambiase and Mr. Tonissen and held one meeting during Fiscal 1998 of which all members attended. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.


Compliance with Section 16(a) of the Exchange Act

      All officers and directors were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation

Cash Compensation
     The following table sets forth compensation paid by the Company and its subsidiaries for services during Fiscal 1996, Fiscal 1997, and Fiscal 1998 to the Company's Chief Executive Officer, and to each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (such four persons collectively herein referred to as the "Named Executive Officers").

                                                            All other
                               Annual Compensation         Compensation
Name and Principal Position Year  Salary($) Bonus($) Other ($)($)(1)(2)
--------------------------- ---- ---------- -------- ----- ------------
Sterling B. Brinkley        1996 300,000    84,565   79,799      -
Chairman of the Board(3)    1997 300,000   188,572   83,580      -
                            1998 325,000   183,993   79,259      -

Vincent A. Lambiase         1996 350,000   149,611  211,878    3,780
President & ChiefExecutive
Officer(4)                  1997 400,000   602,700  250,960    3,780
                            1998 450,000   149,193  184,218    4,224

Daniel N. Tonissen          1996 155,000      -      40,474    1,674
Senior Vice President,
Chief Financial             1997 183,249   131,250   21,054    1,872
Officer, and Assistant
Secretary                   1998 225,000      -      21,483    3,216

J. Jefferson Dean           1996 100,000      -        -       1,080
Vice President Strategic    1997 130,538    97,500     -       1,080
Planning & Business
Development,                1998 175,000      -        -       2,472
and Secretary

---------------------------
(1) The Company's long-term compensation program for most senior officers does not include long-term incentive payouts, stock options, SARs, or other forms of compensation.
(2) This category includes the value of any insurance premiums paid on behalf of the named executive.
(3) Mr. Brinkley's Other Annual Compensation includes $79,259 for payment of taxes for Fiscal 1998.
(4) Mr. Lambiase's Other Annual Compensation includes $103,892 for payment of taxes for Fiscal 1998.


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

     In addition to a minimum base salary of $350,000 (which may be increased by the Board of Directors), the agreement entitles Mr. Lambiase to receive a bonus of 75% or more of his base compensation based upon objectives determined each year by the Executive Committee of the Board of Directors. The agreement also provides for a loan by the Company to Mr. Lambiase of sufficient cash to purchase 50,000 shares of Company stock. Mr. Lambiase purchased such stock at various times between July 25, 1994 and August 11, 1994 at an average price per share of $14.49. The Company loaned Mr. Lambiase a total of $729,113 to purchase this stock. Interest, charged at the prime rate plus one-half of one percent, is payable annually on December 31 of each year until the earlier of June 30, 1999, or one year after the death or permanent disability of Mr. Lambiase or a default in payment on the loan. The agreement also grants to Mr. Lambiase the option to purchase, pursuant to the Company's Long-Term Incentive Plan, 250,000 shares of the Class A Non-voting Common Stock of the Company.

     On October 7, 1994, pursuant to an authorization by the Board of Directors on October 1, 1994, the Company funded loans of $1,500,000 to each of Mr. Lambiase and Mr. Sterling
B. Brinkley, Chairman of the Board of the Company (the "Executive Loans"). These Executive Loans originally were to be partially or wholly forgiven during the ten-year period between October 7, 1994 and October 7, 2004, to the extent that the Company's stock price reached the levels set forth in the following tables. Table I was to have applied during the first five years of the ten-year term, and Table II was to have applied during the last five years.

                           TABLE I
                                       PERCENTAGE OF ORIGINAL
                                        PRINCIPAL AMOUNT OF
          STOCK PRICE TARGET               LOAN FORGIVEN
          ------------------            ---------------------
              $22.50                          10%
              $25.00                          25%
              $27.50                          50%
              $30.00                          75%
              $32.50                          100%
                          TABLE II
                                       PERCENTAGE OF REMAINING
                                        PRINCIPAL AMOUNT OF
          STOCK PRICE TARGET               LOAN FORGIVEN
          ------------------           -----------------------
              $32.50                          50%
              $40.00                          60%
              $47.50                          70%
              $55.00                          80%
              $62.50                          100%

      The closing stock prices set forth above were required to average the above amounts for ten consecutive trading days and were adjustable for any stock split, recapitalization or other similar event. In the event of any forgiveness, the Company was to remit to applicable taxing authorities amounts sufficient to satisfy the tax obligations of such person arising from the forgiveness. The Executive Loans were also subject to forgiveness for each person in the event that such person dies or becomes disabled or in the event of a change in control of the Company. The Executive Loans bore interest at the lowest rate allowable under the Internal Revenue Code, which would preclude consideration of the loan as a "below market loan" for purposes of Section 7872 of the Internal Revenue Code. Each person received a bonus in an amount sufficient to pay interest on the Executive Loans and taxes arising from the bonus. On November 5, 1998, the Compensation Committee of the Board of Directors approved amendments to such agreements, providing forgiveness of such loans if, prior to October 1, 2005, a stock price target of $28.25 is attained. These amendments become effective only upon acceptance of the Chairman and Chief Executive Officer, respectively.

      On November 5, 1998, the Compensation Committee of the Board of Directors approved an amendment to the Executive Loans which provided for the forgiveness of such loans if, prior to October 1, 2005, a stock price target (calculated as defined in the amendment) of $28.25 per share is met. If such target is met, the Company shall also pay an amount sufficient to satisfy any taxes.

      On November 5, 1998, the Compensation Committee of the
Board of Directors approved the grant of the following options, exercisable at $10.00 per share, and, except as provided below, vesting on October 6, 2008:

                 Tranche A Options Tranche B Options Tranche C Options
                 ----------------- ----------------- -----------------
Sterling B. Brinkley    200,000       100,000            50,000
Vincent A. Lambiase     200,000       100,000            50,000
J. Jefferson Dean        83,350        41,650            25,000
Daniel N. Tonissen       50,000        25,000            25,000

      The following specified percentage of the options will vest prior to October 6, 2008 if the Company meets certain earnings per share ("EPS") targets described below and maintains a certain debt to equity ratio.

                           Earnings Per Share for Fiscal Year
                        -----------------------------------------
                        1999  2000  2001   2002  2003  2004  2005
                        ----  ----  ----   ----  ----  ----  ----
Targeted EPS for
Tranche A Options      $0.85 $1.05 $1.30  $1.60 $2.00 $2.50 $3.10
Targeted EPS for
Tranche B Options      $0.85 $1.06 $1.43  $1.92 $2.46 $3.06 $3.66
Targeted EPS for
Tranche C Options      $3.00 $3.00 $3.00  $3.00 $3.00 $3.00 $3.00

                       Percent Vested if  Targets Met for Fiscal Year
                       ----------------------------------------------
                        1999  2000  2001   2002  2003  2004  2005
                        ----  ----  ----   ----  ----  ----  ----
Applicable percentage    10%  10%   15%     15%   20%   20%  10%
Amount for Tranche A and Tranche B

Applicable percentage    100% 100%  100%   100%  100%  100%  100%
Amount for Tranche C

      In addition, with respect to Tranche A and Tranche B Options, to the extent that the applicable EPS target is not met for a particular fiscal year, but the EPS target is exceeded in the next following fiscal year, the excess may be carried back to satisfy the shortfall in the immediately prior year. Once the EPS target for the Tranche C Options is met, 100% of the Tranche C Options vest, and no further Tranche C Options shall vest in any subsequent year in which the EPS target is met. Finally, if any of the above-described options fail to qualify as incentive options under the Internal Revenue Code, the Company has agreed to pay a bonus to each Optionee at the time and in the amount of any tax savings actually realized by the Company resulting therefrom.

      The EPS targets set forth above do not represent the Company's projections, forecasts or forward-looking statements concerning future performance. Instead, they have been established through negotiations with the named executives to identify appropriate incentives as part of a broad-based executive compensation program. To the extent the EPS targets may be deemed forward-looking statements, they are subject in their entirety to the safe-harbor provisions set forth elsewhere in this report.

       The above-described options are also subject to accelerated vesting upon a change of control of the Company, as described in the 1998 Plan.

      Outside directors receive between $12,000 and $25,000 per annum as determined by the Board of Directors for their services on the Board and its committees as well as the reimbursement of their out-of-pocket expenses to attend Board and Committee meetings.

            Option/SAR Grants in Last Fiscal Year

                                                   Potential Realizable
                                             Value at Assumed Annual Rates
                                              of Stock Price Appreciation
                        Individual Grants          for Option Term (2)
                    ------------------------ --------------------------------
                Number of % of Total
               Securities Options/SARs
               Underlying Granted to Exercise or
             Options/SARs Employeesin Base Price Expiration
Name         Granted(#)(1) Fiscal Year ($/Sh)      Date         5%       10%
------------ ------------ ----------- ---------- ---------- -------- --------

Daniel N. Tonissen
            30,000         22%        12.00      11/14/07  $195,860 $525,115
Senior Vice President and Chief
Financial Officer and Assistant
Secretary

J. Jefferson Dean
            25,000         18%        12.00      11/14/07  $163,217 $437,596
Vice President Strategic Planning and
Business Development and Secretary

---------------------------------
(1) Stock options become exercisable in five equal installments beginning one year after the date of grant.
(2)  As suggested by the Securities and Exchange
     Commission's rules on executive compensation disclosure, the Company projected the potential realizable value of each grant of options or freestanding SARs, assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option or SAR term at annualized rates of 5% and 10%.

           Aggregate Options/SAR Exercises in Last
          Fiscal Year and FY-End Option/SAR Values

      The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 1998 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.

                                  Number of Securities Value of Unexercised
                                nderlying  Unexercised    In-the-Money
                                 Options/SARs at         Options/SARs at
                                    FY-End (#)              FY-End ($) (1)
            Shares Acquired  Value Exercisable/              Exercisable/
Name        on Exercise(#) Realized($)Unexercisable         Unexercisable
----------- -------------- -------- ----------------- -------------------
Sterling B. Brinkley
              -               -       100,000/25,000    0/0
Chairman of the Board

Vincent A. Lambiase
              -               -       200,000/50,000    0/0
President & Chief Executive Officer

Daniel N. Tonissen
              -               -       14,588/39,725     0/0
Senior Vice President, Chief Financial
Officer, and Assistant Secretary

J.  Jefferson  Dean
              -               -       4,863/44,450      0/0
Vice President Strategic Planning and
Business Development, and Secretary

-----------------------------------
(1) Values stated are based upon the closing price of $8.188 per share of the Company's Class A Non-voting Common Stock on The Nasdaq Stock Market on September 30, 1998, the last trading day of the fiscal year.

Compensation Pursuant to Plans

Stock Incentive Plan
      The Company's Board of Directors and stockholders adopted the EZCORP, Inc. 1991 Long-Term Incentive Plan on June 6, 1991 (the "1991 Plan"). The 1991 Plan provides for
(i) the granting of stock options qualified under the Internal Revenue Code of 1986, as amended (the "Code")
section 422 (so-called "incentive stock options") to purchase Class A Common Stock, (ii) the granting of stock options not qualified under Code section 422 ("nonqualified stock options") to purchase Class A Common Stock, (iii) the granting of stock appreciation rights ("SARs"), which give the holder the right to receive cash or Class A Common Stock in an amount equal to the difference between the fair market value of a share of Class A Common Stock on the date of exercise and the date of grant, (iv) the granting of limited stock appreciation rights ("LSARs"), which give the holder the right under limited circumstances to receive cash in an amount equal to the difference between (a) the per-share price paid in an applicable tender offer or exchange offer for the Company or fair market value of the Class A Common Stock in the event of specified "change of control" events and (b) the fair market value of the Class A Common Stock on the date of grant. The 1991 Plan permits the exercise price of the options to be paid either in cash, by withholding from the shares to be delivered pursuant to the exercise of the option that number of shares equal in value to the exercise price, or by the delivery of already-owned Class A Common Stock.

      There are 1,800,000 shares of Class A Common Stock (subject to certain adjustments) reserved under the Plan for issuance upon the exercise of options and the settlement of SARs and LSARs. Shares subject to an option, SAR, or LSAR that is terminated or that expires will again be available for grant under the Plan. Persons eligible to receive options, SARs, and LSARs are all employees of the Company selected by the Compensation Committee. Non-employee directors are not eligible to receive awards under the 1991 Plan.

      In general, the Committee has the discretion to establish the terms, conditions, and restrictions to which options, SARs, and LSARs are subject. The options, SARs, and LSARs are not transferable except by will and by the laws of descent and distribution, and under other limited circumstances. The 1991 Plan is intended to be qualified under Rule 16b-3 promulgated by the Securities and Exchange Commission, which Rule generally exempts certain option grants and certain stock or cash awards from the provisions of Section 16(b) under the Securities Exchange Act of 1934.

      Options granted under the 1991 Plan are generally granted at exercise prices equal to the fair market value on the date of the grant. In October 1994, the Board of Directors increased the number of shares available under the Plan to 1,800,000 and amended the Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 1998, the Company had 647,510 active options outstanding (options granted less options canceled due to employee termination) under the 1991 Plan at prices ranging from $8.75 to $21.75. Of these options, 383,828 are vested and none have been exercised.

      On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCorp, Inc. 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits grants of the sames types of options, SARs and LSARs as the 1991 Plan and provides for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. In 1998, the Board granted stock options totalling 1,023,000 at an exercise price of $10.00 per share under the 1998 Plan. The options vest as described above and have a contractual life of ten years.

      The following directors received awards under the 1998
Plan   on   the  terms  described  above.   See  "Employment
Agreements.":

                                          Number of Options
                                          -----------------
     Sterling B. Brinkley                    350,000
     Vincent A. Lambiase                     350,000
     J. Jefferson Dean                       150,000
     Daniel N. Tonissen                      100,000
                                             -------
                                             950,000
                                             =======
These options vest at the end of 119 months, but are subject to early vesting from November 5, 1999 to November 5, 2005 (10%, 10%, 15%, 15%, 20%, 20% and 10%) if the Company meets certain earnings per share targets. See Notes to Consolidated Financial Statements - Note H "Common Stock, Warrants and Options."

401(k) Plan
      On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the "401(k) Plan"), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company and those subsidiaries that adopt it may contribute up to 15% of their compensation (not to exceed $10,000 in 1998) to the plan trust. The Company will match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the 401(k) Plan for 1998 was approximately $60,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 20%
of the total contributions vesting each year once the employee has three years of service. On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.

Compensation Committee Interlocks and Insider Participation
     Not applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management and Principal Stockholders
      The Company is controlled, indirectly, by Phillip Ean Cohen, through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership ("MS Pawn") which owns 100% of the Class B Voting Common Stock of the Company.

      The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of December 1, 1998 for (i) each of the Company's current directors, (ii) each of the named executive officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iv) all current officers and directors as a group.

                              Class A        Class B
                             Non-voting       Voting
Name and Address            Common Stock   Common Stock    Voting
of the Beneficial Owners(a) Number Percent Number Percent  Percent
--------------------------  ------ ------- ------ -------  -------
MS Pawn Limited Partnership(b)(g)
                      1,388,857(h)11.56%(h)1,194,131100.00%  100%
MS Pawn Corporation
Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York  10022

Sterling B. Brinkley(c)   300,615 2.75%       --   --      --
350 Park Avenue, 8th Floor
New York, New York  10022

Vincent A. Lambiase(d)    263,150 2.39%       --   --      --
1901 Capital Parkway
Austin, Texas  78746

Daniel N. Tonissen(e)      30,450 0.28%       --   --      --
1901 Capital Parkway
Austin, Texas  78746

J. Jefferson Dean(i)       56,324 0.52%       --   --      --
1901 Capital Parkway
Austin, Texas  78746

Mark C. Pickup              2,600 0.02%       --   --      --
6734 Corte Segunda
Martinez, California  94553

Richard D. Sage (j)            31 0.00%       --   --      --
13636 Deering Bay Drive
Coral Gables, Florida  33158

John E. Cay, III            5,000 0.05%       --   --      --
P.O. Box 847
Savannah, GA  31402

All officers and directors
as a group
(eleven persons) (b)  (f)662,653 5.94%       --   --      --

-----------------------------
(a) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class B Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(b) MS Pawn Corporation is the general partner of MS Pawn and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation. See "Certain Relationships and Related Transactions." Mr. Cohen also owns 189,341 shares of Class A common stock directly.
(c) Includes options to acquire 100,000 shares of Class A Common Stock at $14.00 per share and warrants to acquire 1,191 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 350,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.
(d) Includes options to acquire 200,000 shares of Class A Common Stock at $13.00 per share. Does not include options to acquire 350,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.
(e) Includes options to acquire 19,450 shares of Class A Common Stock at $12.75 per share and 6,000 shares of Class A Common Stock at $12.00 per share. Does not include options to acquire 100,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.
(f) Includes options to acquire 346,063 shares of Class A Common Stock at prices ranging from $12.00 to $14.00 per share and warrants to acquire 1,405 Class A Common Stock shares at $6.17 per share.
(g) Includes warrants for 4,093 shares of Class A Common Stock and 4,074 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.
(h) The number of shares and percentage reflect Class A Common Stock, together with Class B Common Stock which is convertible to Class A Common Stock.
(i) Includes options to acquire 9,725 shares of Class A Common Stock at $12.75 per share and 5,000 shares of Class A Common Stock at $12.00 per share and Warrants to acquire 183 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 150,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.
(j) Includes warrants to acquire 31 shares of Class A Common Stock at $6.17 per share.

      In February 1998, as part of a settlement agreement between the Company and its former President and Chief Executive Officer, Courtland L. Logue, Jr., 285,417 shares of Class B Voting Common Stock held by Mr. Logue were converted to Class A Common Stock. The majority holder of the Class B Voting Common Stock previously had approved and implemented the conversion of Mr. Logue's other 682,325 shares from Class B Common Stock to Class A Common Stock during the Company's Fiscal Year ended September 30, 1996 and the first half of Fiscal Year ended September 30, 1997.

     In March 1998, MS Pawn Limited Partnership approved and implemented the conversion of 4,827 shares of Class B Common
Stock  into  the  same number of shares of  Class  A  Common
Stock.

Item 13.  Certain Relationships and Related Transactions

      For information concerning the $729,113 loan from the Company to Mr. Lambiase and $1,500,000 loans from the Company to each of Mr. Brinkley and Mr. Lambiase, see
"Executive Compensation - Employment Agreements."

      The Company and Morgan Schiff & Co., Inc. ("Morgan Schiff"), whose sole stockholder is Mr. Cohen, are parties to a Financial Advisory Agreement renewed January 1, 1998, pursuant to which Morgan Schiff receives certain fees for its provision of financial advisory services to the Company. These services include, among other matters, ongoing consultation with respect to the business and financial strategies of the Company. In Fiscal 1998, Morgan Schiff received $33,333 per month for its services as a financial advisor and an additional $250,000 in connection with the Company's acquisition of Albemarle & Bond Holdings, plc ("A&B") and received expense reimbursements of $370,848 of which $98,404 was related to the acquisition of A&B. The Company anticipates renewing this agreement in fiscal 1999.

                           PART IV

Item  14.   Financial  Statement  Schedules,  Exhibits,  and
Reports on Form 8-K

(a)(1)The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

     Consolidated Financial Statements

     Report of Independent Auditors

     Consolidated Balance Sheets as of September 30, 1998
     and 1997

     Consolidated Statements of Operations for each of the three years in the period ended
     September 30, 1998

     Consolidated Statements of Cash Flows for each of the three years in the period ended
     September 30, 1998

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September
     30, 1998

     Notes to Consolidated Financial Statements.

   (2) The following Financial Statement Schedule is included herein:

     Schedule VIII - Allowance for Valuation of Inventory

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

   (3)    Listing of Exhibits (included herein)

(b) Through the fourth quarter ended September 30, 1998, the Company has not filed any reports on Form 8-K.

                EZCORP, INC. AND SUBSIDIARIES

    Schedule VIII - Allowance for Valuation of Inventory
                        (In millions)

               Balance at        Additions                   Balance at
               Beginning  Charged to Charged to                 End of
Description    of Period    Expense Other Accts. Deductions     Period
-------------- ---------  --------- ----------- ------------ ----------
Allowance for valuation of inventory:

Year ended September
30, 1996         $14.0      $ 5.4       -         $11.5         $ 7.9

Year ended September
30, 1997         $ 7.9      $ 5.4       -         $ 6.4         $ 6.9

Year ended September
30, 1998         $ 6.9      $ 5.4       -         $ 5.5         $ 6.8

      The Company does not determine its inventory valuation allowance by specific inventory items; therefore, the amount charged to expense and the deductions are based on estimates of the beginning inventory sold during the period and the portion of the beginning inventory valuation allowance attributable to the items sold.

                     Listing of Exhibits

                              Page Number if  Incorporated by
Number      Description        Filed herein    Reference to
------      -----------       --------------  ---------------
3.1   Amended and Restated Certificate       Exhibit 3.1 to the Registra-
      of Incorporation of the Company.       tion Statement
                                             on Form S-1
                                             effective August
                                             23, 1991
                                             (File No. 33-
                                             41317)

3.1A  Certificate of Amendment to            Exhibit 3.1A to the Registration
      Certificate of Incorporation of        Statement on
      the Company                            Form S-1 effective
                                             July 15, 1996
                                             (File No. 33-1317)

3.2   Bylaws of the Company.              Exhibit 3.2 to the
                                          Registration
                                          Statement on Form
                                          S-1 effect-
                                          ive August 23,
                                          1991
                                          (File No. 33-41317)

3.3   Amendment to the Bylaws.            Exhibit 3.3 to
                                          Registrant's
                                          Quarterly Report
                                          on Form 10-Q
                                          for the quarter
                                          ended June
                                          30, 1994 (File No.
                                          0-19424)

3.4   Amendment to the Certificate of        Exhibit 3.4 to Registrant's
      Incorporation of the Company.          Annual Report
                                             on Form 10-K
                                             for the year ended
                                             September
                                             30, 1994 (File No.
                                             0-19424)

3.5   Amendment to the Certificate of        Exhibit 3.5 to Registrant's
      Incorporation of the Company           Annual Report
                                             on Form 10-K
                                             for the year ended
                                             September 30, 1997

3.6  Amendment to the Certificate of          Exhibit 3.6 to Registrant's
      Incorporation of the Company            Quarterly Report
                                              on Form 10-Q
                                              for the quarter ended March
                                              31, 1998

4.1   Specimen of Class A Non-voting         Exhibit 4.1 to the Registra-
      Common Stock certificate of the        tion Statement on Form S-1
      Company.                               effective August
                                             23, 1991
                                             (File No. 33-
                                             41317)

10.1  omitted                                N/A

10.2  omitted                                N/A

10.3  $5 million Revolving Credit Note -  Exhibit 10.3 to Registrant's
      Franklin Federal Bancorp.           Annual Report on
                                          Form 10-K
                                          for the year ended
                                          September 30, 1992
                                          (File No. 0-19424)

10.4  omitted                             N/A

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

10.6  Guaranty Agreement executed by         Exhibit 10.6 to Registrant's
      EZPAWN Texas, Inc. (substan-           Annual Report on Form 10-K
      tially the same agreement also         for the year ended
      was executed by EZPAWN Okla-           September 30, 1992
      homa, Inc.; EZPAWN Mississippi,        (File No. 0- 19424)
      Inc.; EZPAWN Arkansas, Inc.;
      EZPAWN Colorado, Inc.;
      EZPAWN Alabama, Inc.;
      EZPAWN Tennessee, Inc.; and
      Houston Financial Corporation).

10.7  Loan Agreement between the          Exhibit 10.7 to Registrant's
      Company, as Borrower, and           Annual Report on Form 10-K
      Franklin Federal Bancorp, FSB,      for the year ended September
      as lender, dated April 30, 1993.    30, 1993 (File No. 0-19424)

10.8  omitted                             N/A

10.9  omitted                             N/A

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

10.13 omitted                                N/A

10.14 Consulting Agreement between           Exhibit 10.14 to Registrant's
      the Company and Courtland L.           Annual Report on Form 10-K
      Logue, Sr., dated February 15, 1993    for the year ended September
                                             30, 1993 (File No. 0-19424)

10.15 omitted                                N/A

10.16 Junior Subordinated Note due           Exhibit 10.16 to Registra-
      1996 issued July 25, 1989 to Court-    tion Statement on Form S-1
      land L. Logue, Sr. in the original     effective August 23,1991
      principal amount of $238,319.95.       (File No. 33- 41317)

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

10.21 omitted                                 N/A

10.22 omitted                                 N/A

10.23 omitted                                 N/A

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

10.47 Agreement of Lease between LDL         Exhibit 10.47 to the Registra-
      Partnership and Logue-Drouin           tion Statement on Form S-1
      Industries, Inc. for real property     effective August 23, 1991
      at 8540 Broadway Blvd., Houston,       (File No. 33- 41317)
      Texas, dated May 3, 1988 and related
      Assignment of Lease.

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

10.51 Agreement Regarding Reservation        Exhibit 10.51 to Registrant's
      of Shares.                          Quarterly Report on Form 10-
                                          Q for the quarter ended June
                                          30, 1993 (File No. 0-19424)

10.52 omitted                             N/A

10.53 omitted                             N/A

10.54 omitted                             N/A

10.55 omitted                             N/A

10.56 omitted                             N/A

10.57 omitted                             N/A

10.58 omitted                             N/A

10.59 omitted                             N/A

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

10.63 EZCorp, Inc. Incentive Stock Option
      Award Agreement, Employee Form*     58    N/A

10.64 EZCorp, Inc. Incentive Stock Option
      Award Agreement, Executive Form*    70    N/A

10.71 Amended and restated Loan Agreement    Exhibit 10.71 to Registrant's
      between the Company, as Borrower, and Quarterly Report on Form 10-Franklin Federal Bancorp, FSB, as Lender,Q for the quarter ended March
      dated March 17, 1994.                  31, 1994 (File No. 0-19424)

10.72 First Amendment to Amended and Restated     Form 10-Q for the quarter
      Loan Agreement between the Company and      ended December 31, 1994
      First Interstate Bank of Texas, N.A. as Agent, (File No. 0-19424)
      re: Revolving Credit Loan.

10.73 Second Amendment to Amended and Restated    Form 10-Q for the quarter
      Loan Agreement between the Company and      ended June 30, 1995 (File
      First Interstate Bank of Texas, N.A. as Agent, No. 0-19424)
      re: Revolving Credit Loan.

10.74 Third Amendment to Amended and Restated     Form 10-Q for the quarter
      Loan Agreement between the Company and      ended June 30, 1996 (File
      Wells Fargo Bank (Texas), N.A. as Agent,    No. 0-19424)
      re: Revolving Credit Loan.

10.75 Fourth Amendment to Amended and Restated    Form 10-Q for the quarter
      Loan Agreement between the Company and      ended March 31, 1997 (File
      Wells Fargo Bank (Texas), N.A. as Agent,    No. 0-19424)
      re: Revolving Credit Loan.

10.76 Fifth Amendment to Amended and Restated
      Loan Agreement between the Company and
      Wells Fargo Bank (Texas), N.A. as Agent,
      re: Revolving Credit Loan.*         82      N/A

10.77 Credit Agreement between the
      Company and Wells Fargo Bank (Texas),
      N.A., as Agent and Issuing Bank, re:
      $110 million Revolving Credit Loan* 100     N/A

22.1  Subsidiaries of Registrant.*      165       N/A

23.1  Consent of Ernst & Young LLP.*    166       N/A

27    Financial Data Schedule*            N/A





* Filed herewith.

                        Exhibit 10.63

     EZCORP, INC. INCENTIVE STOCK OPTION AWARD AGREEMENT



                           PART I


Optionee:

Grant Date:

Aggregate Number of Option Shares:

Exercise Price per Share: $10.00

Vesting Schedule:


     CERTAIN  EARLY  DISPOSITIONS OF  SHARES  PURCHASED
     UPON  EXERCISE OF THIS OPTION (GENERALLY, SALE  OF
     THE SHARES WITHIN TWO YEARS OF THE OPTION GRANT OR
     WITHIN ONE YEAR OF THE OPTION EXERCISE) MAY RESULT
     IN  LOSS  OF  "INCENTIVE STOCK OPTION"  TREATMENT.
     THE  COMPANY RECOMMENDS THAT OPTIONEE CONSULT WITH
     HIS   OR   HER  PERSONAL  TAX  ADVISOR  PRIOR   TO
     EXERCISING ANY OPTIONS.

      Part II of this Agreement is attached hereto and incorporated herein for all purposes.

     EXECUTED to be effective as of the Grant Date set forth above.

                              ______________________________
                               EZCORP,  Inc. By: Vincent  A.
Lambiase
                              President and C.E.O.

                              OPTIONEE




_______________________________

                              Address:







      PART II


      This Incentive Stock Option Award Agreement (this "Agreement") is made and entered into by and between EZCORP, Inc., a Delaware corporation (the "Company"), and the optionee named on Part I (the "Optionee"), as of the date set forth on Part I (the "Grant Date").

                          RECITALS:

     The Company has adopted the EZCORP, Inc. 1998 Incentive Plan (the "Plan") to provide an incentive for key employees, consultants and directors of the Company or its Subsidiaries to remain in the service of the Company or its Subsidiaries, to extend to them the opportunity to acquire a proprietary interest in the Company so that they will apply their best efforts for the benefit of the Company and its Subsidiaries, and to aid the Company in attracting able persons to enter the service of the Company and its Subsidiaries;

       The Board of Directors of the Company (or the Compensation Committee of the Company, if one has been authorized to administer the Plan by the Company's Board of Directors (the "Committee")), believes that the granting of the stock options herein described to the Optionee is consistent with the purposes for which the Plan was adopted;

       NOW,   THEREFORE,  in  consideration  of  the  mutual
covenants and conditions set forth in this Agreement and for other good and valuable consideration, the Company and the Optionee agree as follows:

I. Grant of the Option. The Company hereby grants to the Optionee the right and option (the "Option") to purchase the aggregate number of shares set forth on Part I (such number being subject to adjustment as provided herein) of common stock, .01 par value per share, of the Company (the "Shares") on the terms and conditions set forth in this Agreement. The Option awarded under this Agreement may be exercised in whole or in part and from time to time, subject to the terms and conditions of this Agreement and of the Plan. The Option granted under this Agreement is intended to qualify as an "incentive stock option" under
Section 422 of the Code and shall be so construed.

I.                   Exercise Price.  The price at which the
Optionee shall be entitled to purchase the Shares covered by the Option shall be the price per Share set forth on Part I subject to adjustment as provided in paragraph 9.




I.                  Vesting and Term of the Option.

           (a) General. The right to exercise the Option shall vest in the hands of the Optionee in accordance with the provisions of Part I. Shares which shall have vested shall be referred to as "Vested Shares." Shares which shall not have vested shall be referred to as "Nonvested Shares." The respective numbers of Vested and Nonvested Shares shall adjust proportionately in accordance with any adjustments to the number of Shares pursuant to paragraph 9. In addition, Shares may become Vested Shares in accordance with paragraph 7 or Section 9 of the Plan. In general, Nonvested Shares may become Vested Shares only if the Optionee has been continuously employed as a full-time employee of the Company or any Subsidiary from the Grant Date to and including the last date of the month with respect to which such Shares may vest pursuant to Part I.

           (b) Exercisable for Vested Shares Only. Subject to the relevant provisions and limitations contained herein, the Optionee may exercise the Option to purchase some or all of the Vested Shares. In no event shall the Optionee be entitled to exercise the Option with respect to Nonvested Shares or a fraction of a Vested Share.

            (c) Expiration. Notwithstanding any other provision contained herein to the contrary, the unexercised portion of the Option, if any, will automatically and without notice terminate upon the earlier of (i) ten years following the Grant Date (provided, however, that any portion of the Option which shall not become exercisable until the tenth anniversary of the Grant Date may be exercisable for a period of 30 days preceding the tenth anniversary of the Grant Date) or (ii) the date determined pursuant to paragraph 7. The Option will cease to be exercisable with respect to a Share when the Optionee purchases the Share.

           (d) Change in Control. In the event of a Change in Control as defined in the Plan, the Company may, with respect to this Option, in its sole discretion, take any one or more of the actions described in Section 9.2 of the Plan.

I. Method of Exercising Option. The Optionee may exercise the Option at any time prior to the termination of the Option with respect to all or any part of the Vested Shares. Subject to the terms and conditions of this Agreement, the Option may be exercised by timely delivery to the Company of a written notice in the form attached hereto as Exhibit A (the "Exercise Notice"), which Exercise Notice shall be effective, subject to the requirements of this Agreement and of the Plan, on the date received by the Company. The Exercise Notice shall state the Optionee's election to exercise the Option, the number of Vested Shares in respect of which an election to exercise has been made, the method of payment elected (see paragraph
5), the exact name or names in which the Vested Shares then being purchased will be registered and the social security number of the Optionee. The Exercise Notice must be signed by the Optionee and must be accompanied by payment of the aggregate Exercise Price of the Vested Shares then being purchased, determined in accordance with paragraph 2. If the Option must be exercised by a person or persons other than the Optionee pursuant to paragraph 7, the Exercise Notice must be signed by such other person or persons and must be accompanied by proof acceptable to the Company of the legal right of such person or persons to exercise the Option. If the Option is exercised by a person other than the Optionee, the Vested Shares issued upon such exercise shall be subject to the limitations applicable to such Vested Shares in the hands of the Optionee. All Vested Shares delivered by the Company upon exercise of the Option as provided in this Agreement shall be fully paid and nonassessable upon delivery. Unless the Vested Shares issued upon the exercise of the Option are then the subject of a registration statement effective under the Securities Act (and, if required, there is available for delivery a prospectus meeting the requirements of Section 10(a)(3) of the Securities Act), the delivery of the Exercise Notice shall be deemed to be the making by the person delivering such Exercise Notice of the representations, acknowledgments and agreements which would be contained in the Investment Letter referred to in paragraph 10.

I. Method of Payment for Options. Unless otherwise permitted by the Committee in accordance with the Plan, the full Exercise Price for the Vested Shares purchased upon the exercise of the Option (i.e., the number of Vested Shares being purchased multiplied by the Exercise Price per Share) must be made in cash. The Company will accept payment by cashier's check or by personal check, provided that if such personal check is returned for insufficient funds, payment for the Shares and for any applicable taxes required to be withheld by the Company shall be deemed not to have occurred. In addition, the Option shall not be deemed to be exercised until the Optionee has provided payment for any withholding taxes which may be due with respect to such exercise.

I. Delivery of Shares. No Shares shall be delivered to the Optionee upon exercise of the Option until
(I) the Exercise Price for such Shares being purchased is paid in full in the manner provided in this Agreement;
(ii) all the applicable taxes required to be withheld have been paid or withheld in full; (iii) approval of any governmental authority required in connection with the Option, or the issuance of Shares pursuant to this Agreement has been received by the Company; and (iv) if required by the Committee, the Optionee has delivered to the Committee an Investment Letter in form and content satisfactory to the Company as provided in paragraph 10.

I. Termination of Employment. If the Optionee's employment relationship with the Company is terminated for any reason other than (a) the Optionee's death or (b) the Optionee's Disability as defined in Section
10.4 of the Plan, then any and all Options held pursuant to this Agreement as of the date of the termination that are not yet exercisable (or for which restrictions have not lapsed) shall become null and void as of the date of such termination; provided, however, that the portion, if any, of such Options that are exercisable as of the date of termination shall be exercisable for a period of the lesser of (a) the remainder of the term of the Option or (b) the date which is 30 days after the date of termination. Any portion of an Option not exercised upon the expiration of the lesser of the period specified above shall be null and void unless the Optionee dies during such period, in which case the provisions of paragraph 7(a) shall govern.

           (a) Death. Upon the death of the Optionee, any and all Options held by the Optionee pursuant to this Agreement that are not yet exercisable (or for which restrictions have not lapsed) as of the date of the Optionee's death shall become exercisable as provided below and any restrictions shall immediately lapse as of the date of death; provided, however, that the Options held by the Optionee as of the date of death shall be exercisable by that Optionee's legal representatives, heirs, legatees, or distributees for a period of 90 days following the date of the Optionee's death. Any portion of an Option not exercised upon the expiration of such period shall be null and void. Except as expressly provided in this paragraph, no Option held by an Optionee shall be exercisable after the death of that Optionee.

           (b) Disability. If the Optionee's employment relationship is terminated by reason of the Optionee's Disability, then the portion, if any, of any and all Options held by the Optionee that are not yet exercisable (or for which restrictions have not lapsed) as of the date of that termination for Disability shall become exercisable as provided below and any restrictions shall immediately lapse as of the date of termination; provided, however, that the Options held by the Optionee as of the date of that termination shall be exercisable by the Optionee, his guardian or his legal representative for a period of 90 days following the date of such termination, unless the Optionee is permanently and totally disabled as defined in the Plan, in which case the Options may be exercisable by the Optionee, his guardian or his legal representative for a period of one year following the date of termination. Any portion of an Option not exercised upon the expiration of such period shall be null and void unless the Optionee dies during such period, in which event the provisions of paragraph 7(a) shall govern.

I. Nontransferability. The Option granted by this Agreement shall be exercisable only during the period specified in paragraph 3 and, except as provided in paragraph 7, only by the Optionee during his or her lifetime and while an employee of the Company. No Option granted by this Agreement is transferable by the Optionee other than by will or pursuant to applicable laws of descent and distribution. The Option, and any rights and privileges in connection therewith, cannot be transferred, assigned, pledged or hypothecated by the Optionee, or by any other person or persons, in any way, whether by operation of law, or otherwise, and may not be subject to execution, attachment, garnishment or similar process. In the event of any such occurrence, this Agreement will automatically terminate and will thereafter be null and void.

I. Adjustments. If there is any change in the capital structure of the Company through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares or similar event (a "Restructuring"), the rights of the Optionee shall be adjusted as provided in Section 9 of the Plan. Nothing in this Agreement or in the Plan shall affect in any way the right or power of the Company to make or authorize any Restructuring.

I. Securities Act. The Company will not be required to deliver any Shares pursuant to the exercise of all or any part of the Option if, in the opinion of counsel for the Company, such issuance would violate the Securities Act or any other applicable federal or state securities laws or regulations. The Committee may require that the Optionee, prior to the issuance of any such Shares pursuant to exercise of the Option, sign and deliver to the Company a written statement (an "Investment Letter") stating that (a) the Optionee is purchasing the Shares for his own account and not with a view to, or for sale in connection with, any distribution thereof, he has no present or contemplated agreement, undertaking, arrangement, obligation, indebtedness or commitment providing for the disposition thereof and he does not currently have any reason to anticipate a change in the foregoing; (b) the Optionee understands that the Shares have not been registered under the Securities Act or any applicable state securities laws or regulations and, therefore, cannot be offered or resold unless the Shares are so registered or an applicable exemption from registration is available; and c the Optionee agrees that the certificates representing the Shares may bear a legend to the effect set forth in clause (b) above. The Investment Letter must be in form and substance acceptable to the Committee in its sole discretion.

I. Notice. All notices required or permitted under this Agreement, including an Exercise Notice, must be in writing and personally delivered or sent by mail and shall be deemed to be delivered on the date on which actually received by the Company properly addressed to the person who is to receive it. An Exercise Notice shall be effective when actually received by the Company, in writing and in conformance with this Agreement and the Plan. Until changed in accordance herewith, the Company and the Optionee specify their respective addresses as set forth below:

          Company:            EZCORP, Inc.
                              1901 Capital Parkway
                              Austin, TX 78746
                              Attention:  President

          Optionee:           As indicated on Part I hereto.

I. Information Confidential. As partial consideration for the granting of this Option, the Optionee agrees that he will keep confidential all information and knowledge that he or she has relating to the manner and amount of his participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Optionee's spouse, tax and financial advisors, or a financial institution to the extent that such information is necessary to obtain a loan.

I. Definitions; Copy of Plan. To the extent not specifically provided in this Agreement or otherwise required by context, all capitalized terms used in this Agreement but not defined herein shall have the same meanings ascribed to them in the Plan. By the execution of this Agreement, the Optionee acknowledges that he has received and reviewed a copy of the Plan.

I. Administration. This Agreement is subject to the terms and conditions of the Plan. The Plan will be administered by the Board of Directors and by the Committee in accordance with its terms. The Committee has sole and complete discretion with respect to all matters reserved to it by the Board of Directors of the Company and by the Plan, and decisions of the Board of Directors and of the Committee with respect to the Plan and this Agreement shall be final and binding upon the Optionee. If a conflict between the terms and conditions of this Agreement and the Plan exists, the provisions of the Plan shall control.

I. Arbitration. Any legal or equitable claims or disputes between Optionee and the Company, including without limitation, those arising out of or in connection with the employment, or the termination of employment, of Optionee by the Company (other than a suit for injunctive relief) will be resolved exclusively by binding arbitration. This Agreement applies to the following allegations, disputes, and claims for relief, but is not limited to those listed: wrongful discharge under statutory law and common law; employment discrimination based on federal, state, or local statute, ordinance, or governmental regulation; retaliatory discharge or other action; compensation disputes; tortious conduct; contractual violations (although no contractual relationship, other than at will employment and this Agreement and agreement to arbitrate, is hereby created); ERISA violations; and other statutory and common law claims and disputes.
      The arbitration proceedings shall be conducted in Austin, Texas in accordance with the Employment Dispute Resolution Rules ("EDR Rules") of the American Arbitration Association ("AAA") in effect at the time a demand for arbitration is made. Optionee is entitled to representation by an attorney throughout the proceedings at his own expense.

      One arbitrator shall be used and shall be chosen by mutual agreement of the parties. If, within 30 days after the Optionee notifies the Company of an arbitrable dispute, no arbitrator has been chosen, an arbitrator shall be chosen from a list or lists of proposed arbitrators submitted by the AAA pursuant to its EDR Rules, except that (I) the number of preemptory strikes shall not be limited, and (ii) if the parties fail to select an arbitrator from one or more lists, AAA shall not have the power to appoint the arbitrator but shall continue to submit lists until the arbitrator has been selected. The arbitrator shall coordinate,  and  limit  as  appropriate,  all  pre-arbitral discovery, which shallD include document production, information requests, and depositions. The arbitrator shall issue a written decision and award stating the reasons therefor. The decision and award shall be final and binding on both parties, their heirs, executors, administrators, successors, and assigns. The costs and expenses of the arbitration shall be borne evenly by the parties.

I. No Guarantee of Continuation of Employment. This Agreement shall not be construed to confer upon the Optionee any right to continue in the employ of the Company or its Subsidiaries and shall not limit the right of the Company or its Subsidiaries, in their sole discretion, to terminate the employment of the Optionee at any time, with or without cause. The parties' employment relationship is at will, and no other inference is to be drawn from this Agreement. The Company may, at any time and from time to time, cause Optionee to be employed by any entity that is a Subsidiary or Affiliate. Either party may terminate the employment relationship at any time for any or no reason. Any agreement abrogating the at will relationship must be in writing and signed by both Optionee and the Company.

I. No Obligation to Exercise. The Optionee shall have no obligation to exercise any Option granted by this Agreement.

I. Governing Law; Construction. This Agreement shall be governed by the laws of the State of Texas without regard to choice of law and conflicts of law principles. Titles and headings are for ease of reference only and shall not be considered in construing this Agreement. Pronouns shall be deemed to include the masculine, feminine, neuter, singular and plural as the context may require. References to paragraphs and exhibits are to paragraphs and Exhibits of this Agreement unless otherwise indicated. All such Exhibits are incorporated in this Agreement by reference and are a part hereof.

I.                    Amendments.   This  Agreement  may  be
amended only by a written agreement executed by the Company and the Optionee.

I. Proprietary Information. In consideration of the Company's grant of this Option and the Company's agreement to provide Optionee with confidential information of the Company, Optionee agrees to keep confidential and not to use or to disclose to others at any time during the term of this Agreement or after its termination, except as expressly consented to in writing by the Company or required by law, any secrets or confidential technology or proprietary information of the Company, including, without limitation, any customer list, marketing plans or materials, or other trade secrets of the Company, or any matter or thing ascertained by Optionee through Optionee's affiliation with the Company, the use or disclosure of which matter or thing might reasonably be construed to be contrary to the best interests of the Company or to give any other party a competitive advantage to the Company. Optionee further agrees that should Optionee leave the employment of the Company, Optionee will neither take nor retain, without prior written authorization from the Company, any documents pertaining to the Company (other than paycheck stubs, benefit information, offer letters, or other materials pertaining to his salary or benefits with the Company). Without limiting the generality of the foregoing, Optionee agrees that he will not retain, use or disclose any papers, customer lists, marketing materials or information, books, records, files, or other documents, copies thereof, or notes or other materials derived therefrom, or other confidential information of any kind belonging to the Company pertaining to the Company's business, sales, financial condition, or products. Without limiting other possible remedies to the Company for the breach of this covenant, Optionee agrees that injunctive or other equitable relief shall be available to enforce this covenant, such relief to be without the necessity of posting a bond, cash, or otherwise. Optionee further agrees that if any restriction contained in this paragraph is held by any court to be unenforceable or unreasonable, a lesser restriction shall be enforced in its place and remaining restrictions contained herein shall be enforced independently of each other. Optionee's obligations under this paragraph apply to all confidential information of the Company as well as to any and all confidential information relating to the Company's Subsidiaries and Affiliates.

I.                  Noncompetition.

           (a) Basis of Covenants. The Company's business involves the operation of pawnshops, jewelry stores, and check cashing operations. Optionee recognizes that the Company's decision to enter into this Agreement and to grant the Option herein granted is induced primarily because of the covenants and assurances made by Optionee in this Agreement, that irrevocable harm and damage will be done to the Company if Optionee violates the obligation to maintain the confidentiality of proprietary information, or competes with the Company. Optionee stipulates and agrees that the consideration given by the Company in granting this Option and in granting Optionee access to the confidential information of the Company gives rise to the Company's interest in the promises made by Optionee in this paragraph; further, Optionee stipulates that the promises Optionee makes in this paragraph are designed to enforce the promises made by Optionee, including those set forth in paragraph 20. Optionee will continue to receive the Company's proprietary information and will receive training of substantial value as a result of his affiliation with the Company.

           (b) Noncompetition Covenant. Optionee agrees that during the term of this Agreement and for a period of one year following termination of this Agreement by either party, for whatever reason, Optionee shall not, directly or indirectly, as an employee, employer, contractor, consultant, agent, principal, shareholder of 5% or more, corporate officer, director, or in any other individual or representative capacity, engage or participate in any business or practice that is in competition in any manner whatsoever with the business of the Company.


             (c) Non-Interference Covenant. Optionee covenants and agrees that, for a period of one year subsequent to the termination, for whatever reason, of his employment with the Company, that Optionee shall not recruit, hire or attempt to recruit or hire, directly or by assisting others, any other employees of the Company, nor shall Optionee contact or communicate with any other employees of the Company for the purpose of inducing other employees to terminate their employment with the Company. For purposes of this covenant, "other employees" means employees who are actively employed by the Company at the time of the attempted recruiting or hiring.

          (d)  Remedies.

                (i)  This covenant shall be construed as  an
agreement ancillary to the other provisions of this Agreement and the existence of any claim or cause of action of Optionee against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of this covenant. Without limiting other possible remedies to the Company for breach of this covenant, Optionee agrees that injunctive or other equitable relief will be available to enforce the covenants of this provision, such relief to be without the necessity of posting a bond, cash, or otherwise.

                 (ii)  If  Optionee  violates  any  of   the
covenants of this paragraph 21, the one-year term of the restriction violated shall be extended by the amount of time that Optionee was in violation.

                (iii)      The Company and Optionee  further
agree that if any restriction contained in this paragraph 21 is held by any appropriate forum to be unenforceable or unreasonable, a lesser restriction will be enforced in its place and remaining restrictions contained herein will be enforced independently of each other.

Optionee  agrees  to pay any attorneys' fees   and  expenses
incurred by the Company if the Company chooses, in its sole discretion, to enforce any provision hereunder.

                (iv) If Optionee violates paragraph 20 or 21
of this Agreement at a time that he holds Options, the Options shall be immediately canceled and shall have no further force and effect. In addition, if Optionee violates paragraph 20 or 21 of this Agreement following his exercise of Options, he shall forfeit to the Company an amount equal to the difference between the fair market value (determined in accordance with paragraph 22(f)) on the date of exercise for each Option exercised and the Exercise Price. This amount shall be paid to the Company in addition to payment of all other damages that the Company has suffered as a result of Optionee's breach and in addition to all other relief to which the Company is entitled under this Agreement and under applicable law.]

I.                   Right  to Repurchase.  The  receipt  by
Optionee of Shares upon his exercise of Options shall be subject to the following terms and conditions:

           (a) Restriction on Transfer. Optionee shall not sell, exchange, transfer, assign, encumber, or otherwise dispose of any of the Shares to any person, corporation, partnership, joint venture, trust or other entity without the prior written consent of the Board of Directors of the Company. Any transferee shall take the Shares subject to the terms and provisions of this paragraph 22, and shall, as a condition to the transfer of the Shares, sign a Joinder Agreement attached as Exhibit B agreeing to be bound by the provisions of this paragraph 22.

           (b) Grant of Repurchase Right. The Company (or its assigns) is hereby granted the right (the "Repurchase Right"), exercisable upon the death, total physical or mental disability of Optionee, or upon the termination of Optionee's employment with the Company, to repurchase at the Purchase Price (as hereinafter defined) all or any portion of the Shares.

                (i)   Exercise  of  Repurchase  Right.   The
Repurchase Right shall be exercisable by written notice delivered by the Company (or its assigns) to the Owner (as defined in paragraph 22(c)) prior to the expiration of the 60-day period commencing on the death, total physical or
mental   disability  of  Optionee  or  the  termination   of
Optionee's employment with the Company. The notice shall indicate the number of Shares to be repurchased and the date on which the repurchase is to be effected, such date to be
not  more  than  30 days after the date of notice.   To  the
extent one or more certificates representing Shares may have been previously delivered to the Owner, then Owner shall, prior to the close of business on the date specified for the repurchase, deliver to the Secretary of the Company the certificates representing the Shares to be repurchased, each
certificate  to  be  properly endorsed  for  transfer.   The
Company (or its assigns) shall, concurrently with the receipt of such stock certificates, pay to Owner in cash or cash equivalents (including the cancellation of any purchase-money indebtedness), an amount equal to the Purchase Price.

                (ii)  Termination of Repurchase Right.   The
Repurchase Right shall terminate with respect to any Shares for which the Repurchase Right is not timely exercised under paragraph 22(b)(i). In addition, the Repurchase Right shall terminate on the consummation by the Company of an underwritten initial public offering of its Common Stock, registered under the Securities Act of 1933.

            (c) Definition of Owner. For purposes of paragraph 22 of this Agreement, the term "Owner" shall include the Optionee and all subsequent holders of the Shares who derive their chain of ownership through a permitted transfer from the Optionee in accordance with paragraph 22(a).

           (d) Agreement Applicable to Community Interests. Any right or interest of a spouse of an Owner in Shares, whether such right or interest is created by law (including community property laws) or otherwise, shall for all purposes hereof be included in, deemed a part of and bound by the same terms hereof as the Shares to which such right or interest relates or appertains, and any action taken, offer made or purchase right exercisable hereunder with reference to Shares owned by an Owner shall be applicable to any right or interest which the spouse of such Owner may have or be entitled to have therein.

           (e) Purchase of Spouse's Interest in Shares. In the event of the death of an Owner's spouse, or the divorce of an Owner and his or her spouse, such Owner shall have the right to purchase all or any part of the Shares to which such spouse (or the estate of such spouse) is or may be entitled at a purchase price equal to the Purchase Price. Such purchase shall be effected on the following terms and conditions:

               (i) The Owner's right to purchase his or her spouse's interest in the Shares shall continue for a period of 30 days from the date of entry of the divorce decree or from the date of qualification of the personal representative of the spouse in the event of death, as the case may be, and shall be considered exercised by such Owner when written notice of such exercise has been delivered or mailed, properly addressed, to such spouse or the personal representative of such spouse.

                (ii) If the Owner shall fail to exercise his
or her right in its entirety in the manner and time prescribed, then the spouse or the personal representative of the spouse, as the case may be, shall so notify the Company in writing, which notice shall state the address of such spouse or personal representative and the number of Shares owned by such spouse or the estate of such spouse. Thereupon the Company shall have the right to purchase all Shares not purchased by such Owner for a period of 60 days following the receipt by the Company of such notice. The purchase right shall be exercisable by the Company in the manner set forth in paragraph 22(b) of this Agreement.

                (iii)      The purchase right set  forth  in
this paragraph 22(e) shall terminate with respect to any Shares for which the purchase right is not timely exercised under paragraph 22(e)(i) and (ii). In addition, the purchase right shall terminate on the consummation by the Company of an underwritten initial public offering of its Common Stock, registered under the Securities Act of 1933.

           (f)  Definition of Purchase Price.  The "Purchase
Price" as used herein shall refer to the fair market value of the Shares, as reasonably determined by the Board of Directors of the Company.

I.                   Termination.  The Company may terminate
the Plan at any time; however, such termination will not modify the terms and conditions of the Option awarded under this Agreement without the Optionee's consent.

I.                   No  Rights as a Shareholder.   Optionee
shall not by virtue of this Agreement, have any rights as a shareholder until the date of the issuance to the Optionee of Shares pursuant to a valid Exercise Notice.

                    *    *    *    *    *

                          EXHIBIT A


                       EXERCISE NOTICE


      Notice is hereby given to the Company of Optionee's election to exercise Options as follows:

Name of Optionee (please print):

Optionee's Social Security Number:

Note:   For Incentive Stock Options, complete only  items  A
through D in chart below.

A.   Number of Vested Shares to be
exercised:
B.   Exercise Price per Share:             $
C.   Method of payment (check one):               Cash
                                           Other- as authorized
                                           by Committee as
                                           follows:



D.   Exercise Price tendered herewith:     $
(A x B)
E.   Market Price per share on date of     $
Exercise:
F.   Difference Between Market Price and   $
Exercise Price
     (E - B):
G.   Total Difference (F x A):             $
H.   Withholding Tax Rate:                 28%*
I.   Amount of Tax Withholding tendered    $
herewith (G x H):
J.   Total Amount Due on Exercise (D +     $
I):

*Upon exercise of Options, the Company may collect 28% withholding tax (or the then applicable amount) of the difference between the market value of the Option Shares on the day of the exercise less the price (the "difference"). This difference will be included on a Form 1099 issued to the Optionee following the end of the year.

Exact name(s) for Share certificate(s):





Date:



                              Signature of Optionee

     PLEASE COMPLETE AND SIGN THIS NOTICE AND RETURN IT TO:

          EZCORP, Inc.
          Attn:     Legal Department
          1901 Capital Parkway
          Austin, TX 78746

                          EXHIBIT B


                      JOINDER AGREEMENT


      For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the undersigned, by execution of this Joinder Agreement, agrees to become a party to the Incentive Stock Option Award Agreement dated as of ________________, 199___, by and between  _____________________________, a _____  corporation
(the  "Company"), and ____________________________, Optionee
thereunder (the "Agreement"), a copy of which is attached hereto as Exhibit A to the extent and as provided by this Joinder Agreement. The undersigned acknowledges that by his execution of this Joinder Agreement he will become a party to the Agreement for purposes of paragraph [22] (and only with respect to such paragraph), such paragraph providing for the Company's repurchase right with respect to Shares issued on exercise of Options granted in the Agreement. The undersigned represents and warrants that he has read and consents to, agrees to be bound by, the repurchase right provisions of the Agreement.

       EXECUTED   to   be  effective  the   _____   day   of
__________________, 199___.



                              Name:

                       SPOUSAL CONSENT

     I, spouse of __________________, have read and am aware of, understand and fully consent and agree to the provisions of the Agreement attached hereto and its binding effect upon any interest, community or otherwise, I may own now or hereafter in any Shares, and agree that the termination of my marriage to ________________ for any reason shall not have the effect of removing any Shares otherwise subject to the Agreement from the coverage thereof. I hereby evidence such awareness, understanding, consent and agreement by joining in the Agreement and by executing this Joinder Agreement below.



                                        Signature of Spouse

                              Printed Name:

                              Address:

                        Exhibit 10.64
                                                NO. 98-_____

                        EZCORP, INC.
           INCENTIVE STOCK OPTION AWARD AGREEMENT


                           PART I

Optionee:                     _________________________

Grant Date:                        November 5, 1998

Aggregate Number of Option Shares: Tranche A Options
                              Tranche B Options
                              Tranche C Options

Exercise Price per Share:               $10.00 per share

                         Vesting                   Schedule:
                              As set forth in Annex A

Expiration Date:                               All   Options
                              granted hereunder, whether  or
                              not  vested,  shall  terminate
                              and be of no further force and
                              effect   at   5:30   p.m.   on
                              November 5, 2008.

Termination:                                            Upon
                              termination   of    Optionee's
                              employment  with  the  Company
                              for  any  reason, all  Options
                              related  to  Nonvested  Shares
                              shall   lapse  and  be  deemed
                              forfeited.            Optionee
                              acknowledges     that      the
                              provisions  of this  paragraph
                              shall  prevail over any  other
                              conflicting provision  of  the
                              Plan,  or  of  any  employment
                              contract  or other arrangement
                              that  may  exist  between  the
                              Optionee and the Company.


     CERTAIN  EARLY  DISPOSITIONS OF  SHARES  PURCHASED
     UPON  EXERCISE OF THIS OPTION (GENERALLY, SALE  OF
     THE SHARES WITHIN TWO YEARS OF THE OPTION GRANT OR
     WITHIN  ONE  YEAR  OF  THE OPTION  EXERCISE),  MAY
     RESULT   IN  LOSS  OF  "INCENTIVE  STOCK   OPTION"
     TREATMENT.   THE COMPANY RECOMMENDS THAT  OPTIONEE
     CONSULT WITH HIS OR HER PERSONAL TAX ADVISOR PRIOR
     TO EXERCISING ANY OPTIONS.


      Part II of this Agreement is attached hereto and incorporated herein for all purposes.

EXECUTED to be effective as of the Grant Date shown above.


                              EZCORP, INC.


                              By:
                              Name:
                              Title:


                              OPTIONEE



                              __________________________

                              Address:

ANNEX A

                      VESTING CRITERIA


      Vesting of Tranche A Options and Tranche B Options (collectively, "Options") shall occur in accordance with the provisions of this Annex A. The vesting of all Options will be dependent upon the Company having achieved certain levels of earnings per share as reported in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K, or, if no such report is filed, in accordance with the Company's year-end financial statements, audited in accordance with generally accepted accounting principles, applied from year to year on a consistent basis; provided, however, such earnings per share calculation shall disregard the effect, if any, of the incentive bonuses awarded by the Company to Sterling B. Brinkley and Vincent A. Lambiase in 1994. The date as of which such earnings per share shall be determined shall be the earlier of (i) the date the Company publicly announces its earnings, (ii) the date the Company files its annual report on Form 10-K, or (iii) the date audited year-end financial statements are delivered to the Company. The results of the calculations referred to in this paragraph shall be referred to herein, with respect to any particular Fiscal Year (as defined below), as "Earnings Per Share" or "EPS."

      Subject  to the provisions of (a), (b), (c),  (d)  and
(e), below, the following table shall be used to determine whether actual EPS meet the targeted EPS for each specified Fiscal Year ("Targeted EPS"), and, if so, the percentage of all Options that vest with respect to such Fiscal Year: (i) if for the Company's 1999 through 2005 fiscal years (each a "Fiscal Year") the Company's EPS equals or exceeds the Targeted EPS amount set forth below for Tranche A Options, the Optionee shall become vested as to Tranche A Options with respect to the applicable percentage thereof shown for such Fiscal Year; (ii) if for a Fiscal Year the Company's EPS equals or exceeds the Targeted EPS amount set forth below for Tranche B Options, the Optionee shall become vested as to Tranche B Options with respect to the applicable percentage thereof shown for such Fiscal Year. All Tranche C Options shall vest in accordance with (c) and
(d), below.

     Notwithstanding the above:

      (a) If the Targeted EPS amount for either Tranche A Options or Tranche B Options is not met in any Fiscal Year (the deficiency thereof being referred to herein as the "Shortfall"), the vesting that otherwise might have occurred for such Fiscal Year shall be deferred but only until the next subsequent Fiscal Year; if as to such subsequent Fiscal Year, there is Excess EPS, then such Excess EPS shall be applied to satisfy any Shortfall for the immediate prior Fiscal Year, and to the extent the Targeted EPS amount is satisfied for such prior Fiscal Year by applying the Excess EPS, Options for such prior Fiscal Year shall be deemed to vest.

      (b) If EPS for a Fiscal Year, (plus any Excess EPS that is carried back and applied pursuant to (a), above), is less than EPS for the immediate prior Fiscal Year, all Options that otherwise might have vested with respect to the current Fiscal Year shall not vest until 30 days prior to the Expiration Date.

      (c) All Option Shares underlying Tranche C Options shall become Vested Shares at the earlier of (i) the date on which the Company reports EPS for a Fiscal Year of $3.00 per share or more, or (ii) as set forth in (d), below.

      (d)   In determining that Option Shares become  Vested
Shares as of any time as provided by (c), above, or as provided by the table, below, the Company as of the date EPS is calculated, shall have a debt-to-equity ratio not in excess of 1.25 to 1; if such ratio is in excess thereof the Option Shares that otherwise might have vested with respect to that Fiscal Year, shall not vest until the time provided in (e), below.

     (e) All Option Shares that do not become Vested Shares in accordance with the table set forth below or (c), above, shall become Vested Shares 30 days prior the Expiration
Date.

                            TABLE

Earnings Per Share
for Fiscal Year
                      1999  2000  2001  2002   2003  2004  2005
Targeted EPS for      $0.85$1.05$1.30 $1.60   $2.00 $2.50  $3.10
Tranche A Options
Targeted EPS for      $0.85$1.06 $1.43$1.92   $2.46 $3.06  $3.66
Tranche B Options



Fiscal Year
                      1999  2000  2001  2002   2003  2004  2005
Applicable            10%   10%   15%   15%    20%   20%   10%
Percentage Amount

PART II


      This Incentive Stock Option Award Agreement (this "Agreement") is made and entered into by and between EZCORP, Inc., a Delaware corporation (the "Company"), and the optionee named in Part I of this Agreement (the "Optionee"), as of the date set forth on Part I (the "Grant Date").

                          RECITALS:

     The Company has adopted the EZCORP, Inc. 1998 Incentive Plan (the "Plan") to provide an incentive for key employees, consultants and directors of the Company or its Subsidiaries to remain in the service of the Company or its Subsidiaries, to extend to them the opportunity to acquire a proprietary interest in the Company so that they will apply their best efforts for the benefit of the Company and its Subsidiaries, and to aid the Company in attracting able persons to enter the service of the Company and its Subsidiaries;

      The Compensation Committee of the Company, which has been authorized to administer the Plan by the Company's Board of Directors (the "Committee"), believes that the granting of the stock options herein described to the Optionee is consistent with the purposes for which the Plan was adopted;

       NOW,   THEREFORE,  in  consideration  of  the  mutual
covenants and conditions set forth in this Agreement and for other good and valuable consideration, the Company and the Optionee agree as follows:

I. Grant of the Award. The Company hereby grants to the Optionee the right and option (the "Option") to purchase the aggregate number of shares set forth on Part I (such number being subject to adjustment as provided below and as provided in paragraph 9) of Class A Non-Voting common stock, par value $0.01 per share, of the Company (the "Shares") on the terms and conditions set forth in this Agreement. The Option awarded under this Agreement may be exercised in whole or in part and from time to time, subject to the terms and conditions of this Agreement and of the Plan. The Option granted under this Agreement is intended to qualify as an "incentive stock option" under Section 422 of the Code and shall be so construed.

I.              Exercise  Price.   The price  at  which  the
Optionee shall be entitled to purchase the Shares covered by the Option shall be the price per Share set forth on Part I subject to adjustment as provided in paragraph 9.

I.             Vesting and Term of the Option.

           (a) General. The right to exercise the Option shall vest in the hands of the Optionee in accordance with the provisions of Part I. Shares which shall have vested shall be referred to as "Vested Shares." Shares which shall not have vested shall be referred to as "Nonvested Shares." The respective numbers of Vested and Nonvested Shares shall adjust proportionately in accordance with any adjustments to the number of Shares pursuant to paragraph 9. In addition, Shares may become Vested Shares in accordance with paragraph 7 or Section 9 of the Plan. In general, Nonvested Shares may become Vested Shares only if the Optionee has been continuously employed as a full-time employee of the Company or any Subsidiary from the Grant Date to and including the last date of the month with respect to which such Shares may vest pursuant to Part I.

           (b) Exercisable for Vested Shares Only. Subject to the relevant provisions and limitations contained herein, the Optionee may exercise the Option to purchase some or all of the Vested Shares. In no event shall the Optionee be entitled to exercise the Option with respect to Nonvested Shares or a fraction of a Vested Share.

            (c) Expiration. Notwithstanding any other provision contained herein to the contrary, the unexercised portion of the Option, if any, will automatically and without notice terminate upon the earlier of (a) ten years following the Grant Date (provided, however, that any portion of the Option which shall not become exercisable until the tenth anniversary of the Grant Date may be exercisable for a period of 30 days preceding the tenth anniversary of the Grant Date) or (b) the date determined pursuant to paragraph 7. The Option will cease to be exercisable with respect to a Share when the Optionee purchases the Share.

           (d) Change in Control. In the event of a Change in Control as defined in the Plan, the Company may, with respect to this Option, in its sole discretion, take any one or more of the actions described in Section 9.2 of the Plan.

I. Method of Exercising Option. The Optionee may exercise the Option at any time prior to the termination of the Option with respect to all or any part of the Vested Shares. Subject to the terms and conditions of this Agreement, the Option may be exercised by timely delivery to the Company of a written notice in the form attached hereto as Exhibit A (the "Exercise Notice"), which Exercise Notice shall be effective, subject to the requirements of this Agreement and of the Plan, on the date received by the
Company. The Exercise Notice shall state the Optionee's election to exercise the Option, the number of Vested Shares in respect of which an election to exercise has been made, the method of payment elected (see paragraph 5), the exact name or names in which the Vested Shares then being purchased will be registered and the social security number of the Optionee. The Exercise Notice must be signed by the Optionee and must be accompanied by payment of the aggregate Exercise Price of the Vested Shares then being purchased, determined in accordance with paragraph 2. If the Option must be exercised by a person or persons other than the Optionee pursuant to paragraph 7, the Exercise Notice must be signed by such other person or persons and must be accompanied by proof acceptable to the Company of the legal right of such person or persons to exercise the Option. If the Option is exercised by a person other than the Optionee, the Vested Shares issued upon such exercise shall be subject to the limitations applicable to such Vested Shares in the hands of the Optionee. All Vested Shares delivered by the Company upon exercise of the Option as provided in this Agreement shall be fully paid and nonassessable upon delivery. Unless the Vested Shares issued upon the exercise of the Option are then the subject of a registration statement effective under the Securities Act (and, if required, there is available for delivery a prospectus meeting the requirements of Section 10(a)(3) of the Securities Act), the delivery of the Exercise Notice shall be deemed to be the making by the person delivering such Exercise Notice of the representations, acknowledgments and agreements which would be contained in the Investment Letter referred to in paragraph 10.

I. Method of Payment for Options. Unless otherwise permitted by the Committee in accordance with the Plan, the full Exercise Price for the Vested Shares purchased upon the exercise of the Option (i.e., the number of Vested Shares being purchased multiplied by the Exercise Price per Share) must be made in cash. The Company will accept payment by cashier's check or by personal check, provided that if such personal check is returned for insufficient funds, payment for the Shares and for any applicable taxes required to be withheld by the Company shall be deemed not to have occurred. In addition, the Option shall not be deemed to be exercised until the Optionee has provided payment for any withholding taxes which may be due with respect to such exercise.

I. Delivery of Shares. No Shares shall be delivered to the Optionee upon exercise of the Option until
(a) the Exercise Price for such Shares being purchased is paid in full in the manner provided in this Agreement;
(b) all the applicable taxes required to be withheld have been paid or withheld in full; (c) approval of any governmental authority required in connection with the Option, or the issuance of Shares pursuant to this Agreement has been received by the Company; and (d) if required by the Committee, the Optionee has delivered to the Committee an "Investment Letter" in form and content satisfactory to the Company as provided in paragraph 10.

I. Termination of Employment. If the Optionee's employment relationship with the Company is terminated for any reason other than (a) the Optionee's death or (b) the Optionee's Disability as defined in Section 10.4 of the Plan, then any and all Options held pursuant to this Agreement as of the date of the termination that are not yet exercisable (or for which restrictions have not lapsed) shall become null and void as of the date of such termination; provided, however, that the portion, if any, of such Options that are exercisable as of the date of termination shall be exercisable for a period of the lesser of (a) the remainder of the term of the Option or (b) the date which is 30 days after the date of termination. Any portion of an Option not exercised upon the expiration of the lesser of the period specified above shall be null and void unless the Optionee dies during such period, in which case the provisions of paragraph 7(a) shall govern.

(a) Death. Upon the death of the Optionee, any and all Options held by the Optionee pursuant to this Agreement that are not yet exercisable (or for which restrictions have not lapsed) as of the date of the Optionee's death shall become exercisable as provided below and any restrictions shall immediately lapse as of the date of death; provided, however, that the Options held by the Optionee as of the date of death shall be exercisable by that Optionee's legal representatives, heirs, legatees, or distributees for a period of 90 days following the date of the Optionee's death. Any portion of an Option not exercised upon the expiration of such period shall be null and void. Except as expressly provided in this paragraph, no Option held by a Optionee shall be exercisable after the death of that Optionee.

(a) Disability. If the Optionee's employment relationship is terminated by reason of the Optionee's Disability, then the portion, if any, of any and all Options held by the Optionee that are not yet exercisable (or for which restrictions have not lapsed) as of the date of that termination for Disability shall become exercisable as provided below and any restrictions shall immediately lapse as of the date of termination; provided, however, that the Options held by the Optionee as of the date of that termination shall be exercisable by the Optionee, his guardian or his legal representative for a period of one year following the date of such termination, unless the Optionee is permanently and totally disabled as defined in the Plan, in which case the Options may be exercisable by the Optionee, his guardian or his legal representative for a period of one year following the date of termination. Any portion of an Option not exercised upon the expiration of such period shall be null and void unless the Optionee dies during such period, in which event the provisions of paragraph 7(a) shall govern.

I. Nontransferability. The Option granted by this Agreement shall be exercisable only during the period specified in paragraph 3 and, except as provided in paragraph 7, only by the Optionee during his or her lifetime and while an employee of the Company. No Option granted by this Agreement is transferable by the Optionee other than by will or pursuant to applicable laws of descent and distribution. The Option, and any rights and privileges in connection therewith, cannot be transferred, assigned, pledged or hypothecated by the Optionee, or by any other person or persons, in any way, whether by operation of law, or otherwise, and may not be subject to execution, attachment, garnishment or similar process. In the event of any such occurrence, this Agreement will automatically terminate and will thereafter be null and void.

I. Adjustments. If there is any other change in the capital structure of the Company through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares or similar event (a "Restructuring"), the rights of the Optionee shall be adjusted as provided in Section 9 of the Plan. Nothing in this Agreement or in the Plan shall affect in any way the right or power of the Company to make or authorize any Restructuring.

I. Securities Act. The Company will not be required to deliver any Shares pursuant to the exercise of all or any part of the Option if, in the opinion of counsel for the Company, such issuance would violate the Securities Act or any other applicable federal or state securities laws or regulations. The Committee may require that the Optionee, prior to the issuance of any such Shares pursuant to exercise of the Option, sign and deliver to the Company a written statement (an "Investment Letter") stating that (a) the Optionee is purchasing the Shares for his own account and not with a view to, or for sale in connection with, any distribution thereof, he has no present or contemplated agreement, undertaking, arrangement, obligation, indebtedness or commitment providing for the disposition thereof and he does not currently have any reason to anticipate a change in the foregoing; (b) the Optionee understands that the Shares have not been registered under the Securities Act or any applicable state securities laws or regulations and, therefore, cannot be offered or resold unless the Shares are so registered or an applicable exemption from registration is available; and (c) the Optionee agrees that the certificates representing the Shares may bear a legend to the effect set forth in clause
(b) above. The Investment Letter must be in form and substance acceptable to the Committee in its sole discretion.

I. Notice. All notices required or permitted under this Agreement, including an Exercise Notice, must be in writing and personally delivered or sent by mail and shall be deemed to be delivered on the date on which actually received by the Company properly addressed to the person who is to receive it. An Exercise Notice shall be effective when actually received by the Company, in writing and in conformance with this Agreement and the Plan. Until changed in accordance herewith, the Company and the Optionee specify their respective addresses as set forth below:

          Company:            EZCORP, Inc.
                              1901 Capital Parkway
                              Austin, Texas  78746
                              Attention:  President

          Optionee:           As indicated on Part I hereto.

I. Information Confidential. As partial consideration for the granting of this Option, the Optionee agrees that he will keep confidential all information and knowledge that he or she has relating to the manner and amount of his participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Optionee's spouse, tax and financial advisors, or a financial institution to the extent that such information is necessary to obtain a loan.

I. Definitions; Copy of Plan. To the extent not specifically provided in this Agreement or otherwise required by context, all capitalized terms used in this Agreement but not defined herein shall have the same meanings ascribed to them in the Plan. By the execution of this Agreement, the Optionee acknowledges that he has received and reviewed a copy of the Plan.

I. Administration. This Agreement is subject to the terms and conditions of the Plan. The Plan will be administered by the Board of Directors and by the Committee in accordance with its terms. The Committee has sole and complete discretion with respect to all matters reserved to it by the Board of Directors of the Company and by the Plan, and decisions of the Board of Directors and of the Committee with respect to the Plan and this Agreement shall be final and binding upon the Optionee. If a conflict between the terms and conditions of this Agreement and the Plan exists, the provisions of the Plan shall control.

I. Arbitration. Any legal or equitable claims or disputes between Optionee and the Company, including without limitation, those arising out of or in connection with the employment, or the termination of employment, of Optionee by the Company, other than suits for injunctive relief, will be resolved exclusively by binding arbitration. This Agreement applies to the following allegations, disputes, and claims for relief, but is not limited to those listed: wrongful discharge under statutory law and common law; employment discrimination based on federal, state, or local statute, ordinance, or governmental regulation; retaliatory discharge or other action; compensation disputes; tortious conduct; contractual violations (although no contractual relationship, other than at will employment and this Agreement and agreement to arbitrate, is hereby created); ERISA violations; and other statutory and common law claims and disputes.

      The arbitration proceedings shall be conducted in Austin, Texas in accordance with the Employment Dispute Resolution Rules ("EDR Rules") of the American Arbitration Association ("AAA") in effect at the time a demand for arbitration is made. Optionee is entitled to representation by an attorney throughout the proceedings at his own expense; however, the Company agrees not to use an attorney in the arbitration hearing if the Optionee agrees to the same.

      One arbitrator shall be used and shall be chosen by mutual agreement of the parties. If, within 30 days after the Optionee notifies the Company of an arbitrable dispute, no arbitrator has been chosen, an arbitrator shall be chosen from a list or lists of proposed arbitrators submitted by the AAA pursuant to its EDR Rules, except that (a) the number of preemptory strikes shall not be limited, and (b) if the parties fail to select an arbitrator from one or more lists, AAA shall not have the power to appoint the arbitrator but shall continue to submit lists until the arbitrator has been selected. The arbitrator shall coordinate, and limit as appropriate, all pre-arbitral discovery, which shall include document production, information requests, and depositions. The arbitrator shall issue a written decision and award stating the reasons therefor. The decision and award shall be final and binding on both parties, their heirs, executors, administrators, successors, and assigns. The costs and expenses of the arbitration shall be borne evenly by the parties.

I. Continuation of Employment. This Agreement shall not be construed to confer upon the Optionee any right to continue in the employ of the Company or its Subsidiaries and shall not limit the right of the Company or its Subsidiaries, in their sole discretion, to terminate the employment of the Optionee at any time, with or without cause. Absent an express written contract to the contrary, the parties' employment relationship is at will, and no other inference is to be drawn from this Agreement. The Company may, at any time and from time-to-time, cause Optionee to be employed by any entity that is a Subsidiary or Affiliate. Either party may terminate the employment relationship at any time for any or no reason. Any agreement abrogating the at will relationship must be in writing and signed by both Optionee and the Company. If the Company terminates Optionee's employment for any reason, with or without cause, and whether or not in violation of any applicable contract or legal requirement, Optionee expressly agrees that all Nonvested Options shall immediately become null and void as provided in paragraph 7.
II. No Obligation to Exercise. The Optionee shall have no obligation to exercise any Option granted by this Agreement.

I. Governing Law; Construction. This Agreement shall be governed by the laws of the State of Texas without regard to choice of law and conflicts of law principles. Titles and headings are for case of reference only and shall not be considered in construing this Agreement. Pronouns shall be deemed to include the masculine, feminine, neuter, singular and plural as the context may require. References to paragraphs and exhibits are to paragraphs and exhibits of this Agreement unless otherwise indicated. All such exhibits are incorporated in this Agreement by reference and are a part hereof.

I. Amendments. This Agreement may be amended only by a written agreement executed by the Company and the Optionee.

I. Proprietary Information. In consideration of the Company's grant of this Option and the Company's agreement to provide Optionee with confidential information of the Company, Optionee agrees to keep confidential and not to use or to disclose to others at any time during the term of this Agreement or after its termination, except as expressly consented to in writing by the Company or required by law, any secrets or confidential technology or proprietary information of the Company, including, without limitation, any customer list, marketing plans or materials, or other trade secrets of the Company, or any matter or thing ascertained by Optionee through Optionee's affiliation with the Company, the use or disclosure of which matter or thing might reasonably be construed to be contrary to the best interests of the Company or to give any other party a competitive advantage to the Company. Optionee further agrees that should Optionee leave the employment of the Company, Optionee will neither take nor retain, without prior written authorization from the Company, any documents pertaining to the Company (other than paycheck stubs, benefit information, offer letters, or other materials pertaining to his salary or benefits with the Company). Without limiting the generality of the foregoing, Optionee agrees that he will not retain, use or disclose any papers, customer lists, marketing materials or information, books, records, files, or other documents, copies thereof, or notes or other materials derived therefrom, or other confidential information of any kind belonging to the
Company pertaining to the Company's business, sales, financial condition, or products. Without limiting other possible remedies to the Company for the breach of this covenant, Optionee agrees that injunctive or other equitable relief shall be available to enforce this covenant, such relief to be without the necessity of posting a bond, cash, or otherwise. Optionee further agrees that if any restriction contained in this paragraph is held by any court to be unenforceable or unreasonable, a lesser restriction shall be enforced in its place and remaining restrictions contained herein shall be enforced independently of each other.

      Optionee's obligations under this paragraph  apply  to
all  confidential information of the Company as well  as  to
any   and  all  confidential  information  relating  to  the
Company's Subsidiaries and Affiliates.

I.             Noncompetition.

           (a) Basis of Covenants. The Company's business involves the operation of pawn shops, retail jewelry stores and the sale of used merchandise. Optionee recognizes that the Company's decision to enter into this Agreement and to grant the Option herein granted is induced primarily because of the covenants and assurances made by Optionee in this Agreement, that irrevocable harm and damage will be done to the Company if Optionee violates the obligation to maintain the confidentiality of proprietary information, or competes with the Company. Optionee stipulates and agrees that the consideration given by the Company in granting this Option and in granting Optionee access to the confidential information of the Company gives rise to the Company's interest in the promises made by Optionee in this paragraph; further, Optionee stipulates that the promises Optionee makes in this paragraph are designed to enforce the promises made by Optionee, including those set forth in paragraph 20. Optionee will continue to receive the Company's proprietary information and will receive training of substantial value as a result of his affiliation with the Company.

           (b) Noncompetition Covenant. Optionee agrees that during the term of this Agreement and for a period of one year following termination of this Agreement by either party, for whatever reason, Optionee shall not, directly or indirectly, as an employee, employer, contractor, consultant, agent, principal, shareholder, corporate officer, director, or in any other individual or representative capacity, engage or participate in any business or practice that is in competition in any manner whatsoever with the business of the Company within a 25-mile radius of a Company office.

           (c) Nonsolicitation Covenant. In addition, Optionee agrees that during the term of this Agreement and for a period of one year following termination of this Agreement by either party, for whatever reason, Optionee will not solicit, contact, or otherwise communicate with any person, company or business that was a customer, supplier, vendor or prospective customer, supplier or vendor of the Company, whom Optionee personally solicited, contacted, communicated with or accepted business from while he was an employee of the Company at any time during the 12 months preceding termination of his employment with the Company.

             (d) Non-Interference Covenant. Optionee covenants and agrees that, for a period of one year subsequent to the termination, for whatever reason, of his employment with the Company, that Optionee shall not recruit, hire or attempt to recruit or hire, directly or by assisting others, any other employees of the Company, nor shall Optionee contact or communicate with any other employees of the Company for the purpose of inducing other employees to terminate their employment with the Company. For purposes of this covenant, "other employees" means employees who are actively employed by the Company at the time of the attempted recruiting or hiring.

          (e)  Remedies.

                (i)  This covenant shall be construed as  an
agreement ancillary to the other provisions of this Agreement and the existence of any claim or cause of action of Optionee against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of this covenant. Without limiting other possible remedies to the Company for breach of this covenant, Optionee agrees that injunctive or other equitable relief will be available to enforce the covenants of this provision, such relief to be without the necessity of posting a bond, cash, or otherwise.

                 (ii)  If  Optionee  violates  any  of   the
covenants of this paragraph 21, the one-year term of the restriction violated shall be extended by the amount of time that Optionee was in violation.

                (iii)      The Company and Optionee  further
agree that if any restriction contained in this paragraph 21 is held by any appropriate forum to be unenforceable or unreasonable, a lesser restriction will be enforced in its place and remaining restrictions contained herein will be enforced independently of each other. Optionee agrees to pay any attorneys' fees and expenses incurred by the Company if the Company chooses, in its sole discretion, to enforce any provision hereunder.

                (iv) If Optionee violates paragraph 20 or 21
of this Agreement at a time that he holds Options, the Options shall be immediately cancelled and shall have no further force and effect. In addition, if Optionee violates paragraph 20 or 21 of this Agreement following his exercise of Options, he shall forfeit to the Company an amount equal to the difference between the Exercise Price and the fair market value (determined in accordance with paragraph 22(f)) on the date of exercise for each Option exercised. This amount shall be paid to the Company in addition to payment of all other damages that the Company has suffered as a result of Optionee's breach and in addition to all other relief to which the Company is entitled under this Agreement and under applicable law.

I.             [Omitted.]

I.              Termination.  The Company may terminate  the
Plan at any time; however, such termination will not modify the terms and conditions of the Option awarded under this Agreement without the Optionee's consent.

I. No Rights as a Shareholder. Optionee shall not by virtue of this Agreement, have any rights as a shareholder until the date of the issuance to the Optionee of Shares pursuant to a valid Exercise Notice.


                    *    *    *    *    *

                          EXHIBIT A


                       EXERCISE NOTICE


      Notice is hereby given to the Company of Optionee's election to exercise Options as follows:

Name of Optionee (please print):

Optionee's Social Security Number:

Number of Vested Shares to be exercised:

Exercise Price per Share:

Method of payment (check one):                Cash

                                     Other--as authorized by
Committee as follows:





Amount tendered herewith:          $

Exact name(s) for Share certificate(s):





Date:



                              Signature of Optionee

     PLEASE COMPLETE AND SIGN THIS NOTICE AND DELIVER IT TO:

          EZCORP, Inc.
          Attn:  Compensation Committee
          1901 Capital Parkway
          Austin, Texas  78746

                        Exhibit 10.76


           FIFTH AMENDMENT TO AMENDED AND RESTATED
                       LOAN AGREEMENT

      THIS FIFTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT (the "Amendment"), is entered into as of October 5, 1998 among EZCORP, INC., a Delaware corporation ("Borrower"), each of the Banks, and WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, a national banking association, as Agent for itself and the other Banks (in such capacity, together with its successors in such capacity the "Agent") and as the Issuing Bank.

                          RECITALS:

      0.0.1. Borrower, Agent, Banks and Issuing Bank have previously entered into that certain Amended and Restated Loan Agreement dated as of November 29, 1994 as amended by
(i) that certain First Amendment to Amended and Restated Loan Agreement effective as of February 15, 1995, (ii) that certain Second Amendment to Amended and Restated Loan Agreement and Waiver dated as of August 3, 1995, (iii) that certain Third Amendment to Amended and Restated Loan
Agreement effective as of June 24, 1996, and (iv) that certain Fourth Amendment to Amended and Restated Loan
Agreement  dated  as  of  May  9,  1997  (as  amended,   the
"Agreement").

      0.0.2.    Borrower, Agent, Banks and Issuing Bank  now
desire  to  amend the Agreement to provide for an additional
interim  revolving  credit  facility  as  hereinafter   more
specifically provided.

      NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

                         ARTICLE 1.

                         Definitions

     1.1. Definitions.   All capitalized terms not otherwise
defined herein, shall have the same meanings as in the Agreement, as amended hereby.

                         ARTICLE 2.

                         Amendments

     2.1. Definitions.  Effective as of the date hereof:

           2.1.0.0.1.     The definition of "Borrowing  Cap"
     appearing in Section 1.1 of the Agreement is hereby deleted.

            2.1.0.0.2. The definitions of "Advance," "Advance Request Form," "Applicable Rate," and "Notes" appearing in Section 1.1 of the Agreement are hereby amended and restated in their entirety to read as follows:

                "'Advance' means an advance of funds by
          the  Banks  or  any of them to  the  Borrower
          pursuant   to  Article  II  or  Article   IIA
          (inclusive of the Revolving Credit Loan,  the
          Swing  Loan and the Interim Revolving  Credit
          Loan)  and  the  Continuation  or  Conversion
          thereof  (except  for the  Interim  Revolving
          Credit  Loan which may consist of Prime  Rate
          Advances  only) pursuant to Section  2.6  and
          Article V hereof.

                 'Advance   Request   Form'   means   a
          certificate, in substantially the form of Exhibit "B" hereto, properly completed and signed by the Borrower requesting an Advance under the Revolving Credit Loan.

               'Applicable Rate' means:  (a) during the
          period  that a Revolving Credit Loan  Advance
          or  a  Swing  Loan Advance is  a  Prime  Rate
          Advance,  the  Prime  Rate;  (b)  during  the
          period  that a Revolving Credit Loan  Advance
          is   a   Eurodollar  Advance,  the   Adjusted
          Eurodollar Rate, plus the Eurodollar  Margin;
          and  (c)  with  respect to Interim  Revolving
          Credit Loan Advances, the Prime Rate, minus one-half of one percent (0.50%).

                 'Notes'  means  the  Revolving  Credit
          Notes,   the  Swing  Note  and  the   Interim
          Revolving Credit Note."

            2.1.0.0.3.      The  following  definitions  are
     hereby added to Section 1.1 of the Agreement in the proper alphabetical order:

                "'Interim Revolving Credit Loan'  means
          the interim revolving credit loan made or to be made hereunder to Borrower pursuant to
          Section 2A.1.

                'Interim Revolving Credit Loan Advance'
          means  an Advance under the Interim Revolving
          Credit Loan.

                'Interim Revolving Credit Loan  Advance
          Request   Form'   means  a  certificate,   in
          substantially  the  form  of  Exhibit   'B-2'
          hereto, properly completed and signed by the Borrower requesting an Advance under the Interim Revolving Credit Loan.

                  'Interim   Revolving   Credit    Loan
          Commitment'  means, as to  Wells  Fargo  Bank
          (Texas), National Association, the obligation of such Bank to make Advances under the Interim Revolving Credit Loan as described in
          Article IIA in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set forth opposite the name of such Bank on Schedule 7 hereto under the heading 'Commitment', as the same may be terminated pursuant to Section 11.2.

                'Interim  Revolving Credit Note'  means
          the  promissory note of the Borrower  payable
          to  the  order  of Wells Fargo Bank  (Texas),
          National   Association   in   the   aggregate
          principal  amount  of the  Interim  Revolving
          Credit Loan, in substantially the form of Exhibit 'A-2' hereto, and all extensions, renewals, and modifications thereof.

                  'Interim   Revolving   Credit    Loan
          Termination  Date' means 10:00  A.M.  Austin,
          Texas time on December 15, 1998, or such earlier date and time on which the Interim
          Revolving Credit Loan Commitment terminates as provided in this Agreement."

      2.2. Interim Revolving Credit Loan. Effective as of the date hereof, the following Article IIA is hereby added immediately following Article II:

                        "ARTICLE IIA

                    Interim Revolving Credit Loan

           Section 2A.1  Interim Revolving Credit  Loan
     Commitment.   Subject to the terms and  conditions
     of  this  Agreement,  Wells  Fargo  Bank  (Texas),
     National  Association agrees to make one  or  more
     Interim  Revolving  Credit Loan  Advances  to  the
     Borrower from time to time from the date hereof to
     and  including the Interim Revolving  Credit  Loan
     Termination Date in an aggregate principal  amount
     at  any  time outstanding up to but not  exceeding
     the amount of such Bank's Interim Revolving Credit
     Loan  Commitment as then in effect, provided  that
     the  aggregate  amount  of all  Interim  Revolving
     Credit Loan Advances at any time outstanding shall
     not  exceed  the  Interim  Revolving  Credit  Loan
     Commitment.  Subject to the foregoing limitations,
     and   the  other  terms  and  provisions  of  this
     Agreement, the Borrower may borrow, repay, and reborrow hereunder the amount of the Interim
     Revolving Credit Loan Commitment by means of Prime
     Rate Advances only.  Interim Revolving Credit Loan
     Advances shall be made and maintained at such Bank's Applicable Lending Office for Advances of such Type.

           Section 2A.2  Interim Revolving Credit Note.
     The  obligation  of the Borrower  to  repay  Wells
     Fargo  Bank  (Texas),  National  Association   for
     Interim Revolving Credit Loan Advances made by such Bank and interest thereon shall be evidenced by an Interim Revolving Credit Note executed by the Borrower, payable to the order of such Bank, in the principal amount of the Interim Revolving
     Credit Loan Commitment dated the date of the Fifth
     Amendment to this Agreement.

           Section 2A.3  Repayment of Interim Revolving
     Credit   Loan.   The  Borrower  shall  repay   the
     outstanding   principal  amount  of  the   Interim
     Revolving  Credit  Loan on the  Interim  Revolving
     Credit Loan Termination Date.

          Section 2A.4  Interest.  The unpaid principal
     amount of the Interim Revolving Credit Loan  shall
     bear  interest at a varying rate per  annum  equal
     from  day to day to the lesser of (a) the  Maximum
     Rate, or (b) the Applicable Rate.  If at any  time
     the  Applicable  Rate for any  Advance  under  the
     Interim  Revolving Credit Loan  shall  exceed  the
     Maximum   Rate,  thereby  causing   the   interest
     accruing  on  such Advance to be  limited  to  the
     Maximum Rate, then any subsequent reduction in the
     Applicable Rate for such Advance shall not  reduce
     the  rate  of interest on such Advance  below  the
     Maximum   Rate  until  the  aggregate  amount   of
     interest  accrued  on  such  Advance  equals   the
     aggregate amount of interest which would have accrued on such Advance if the Applicable Rate had at all times been in effect. Accrued and unpaid interest on the Interim Revolving Credit Loan
     Advances shall be due and payable on each  Monthly
     Payment  Date and on the Interim Revolving  Credit
     Loan Termination Date.

     Notwithstanding  the  foregoing,  all  outstanding
     principal  of  all Interim Revolving  Credit  Loan
     Advances   shall  bear  interest  at   all   times
     following  the  occurrence and  during  (but  only
     during)   the  continuance  of  (i)  a   Financial
     Covenant Event of Default or a Financial Reporting
     Event  of  Default, which has been waived  by  the
     Required Banks, at the Initial Default Rate,  (ii)
     a   Financial  Covenant  Event  of  Default  or  a
     Financial  Reporting Event of Default,  which  has
     not  been  waived by the Required  Banks,  at  the
     Default   Rate,  and  (iii)  a  Payment   Default,
     regardless of whether the Required Banks have given a waiver thereof, at the Default Rate.
     Interest payable at the Initial Default Rate and the Default Rate shall be payable on the dates above stated and from time to time on demand.

           Section 2A.5  Interim Revolving Credit  Loan
     Borrowing Procedure.  The Borrower shall give  the
     Agent  notice  by  means of an  Interim  Revolving
     Credit Loan Advance Request Form of each requested
     Interim  Revolving Credit Loan Advance  not  later
     than  10:00 A.M., Austin, Texas time at least  one
     (1)  Business  Day  before the requested  date  of
     such,  specifying: (a) the requested date of  such
     Interim Revolving Credit Loan Advance (which shall
     be  a  Business Day), and (b) the amount  of  such
     Interim  Revolving  Credit  Loan  Advance.    Each
     Interim Revolving Credit Loan Advance shall be  in
     a   minimum  principal  amount  of  Five   Hundred
     Thousand  and  No/100  Dollars  ($500,000)  or  in
     greater  increments  of One Hundred  Thousand  and
     No/100  Dollars ($100,000).  Not later than  10:00
     A.M. Austin, Texas time on the date specified  for
     each   Interim   Revolving  Credit  Loan   Advance
     hereunder,  Wells  Fargo  Bank  (Texas),  National
     Association  will make available to the  Agent  at
     the  Principal  Office  in  immediately  available
     funds,  for  the  account  of  the  Borrower,  the
     Interim Revolving Credit Loan Advance.  After  the
     Agent's receipt of such funds and subject  to  the
     other terms and conditions of this Agreement,  the
     Agent will make each Interim Revolving Credit Loan
     Advance  available to the Borrower  by  depositing
     the  same, in immediately available funds,  in  an
     account  of  the  Borrower  (designated   by   the
     Borrower)  maintained  with  the  Agent   at   the
     Principal Office. All notices by the Borrower under this Section shall be irrevocable."

      2.3. Method of Payment. Effective as of the date hereof, the second sentence of Section 4.1 of the Agreement is hereby amended and restated in its entirety to read as follows:

           "The  Borrower shall, at the time of  making
     each  such payment, specify to the Agent the  sums
     payable  by the Borrower under this Agreement  and
     the other Loan Documents to which such payment  is
     to  be  applied, provided that, at any time  while
     any  Interim  Revolving Credit Loan  Advances  are
     outstanding,  all payments made  by  the  Borrower
     shall   first  be  applied  to  the   payment   of
     outstanding principal and accrued interest on such
     Interim  Revolving Credit Loan Advances.   Subject
     to the foregoing limitation and subject to Section
     4.4 hereof, in the event that the Borrower fails to so specify, or if an Event of Default has occurred and is continuing, the Agent may apply such payment to the Obligations in such order and manner as it may elect in its sole discretion."

      2.4. Pro Rata Treatment. Effective as of the date hereof, subsection (a) of Section 4.4 of the Agreement is hereby amended and restated in its entirety to read as follows:

          "(a) each Revolving Credit Loan Advance shall
     be  made  by  the  Banks under Section  2.1,  each
     Interim  Revolving Credit Loan  Advance  shall  be
     made   by   Wells  Fargo  Bank  (Texas),  National
     Association  under Section 2A.1, each  payment  of
     the  Commitment  Fee under Section  2.9  and  each
     payment  of the Letter of Credit fee under Section
     3.5 (except as provided therein) shall be made for
     the account of the Banks, and each termination  or
     reduction  of  the Commitments under Section  2.10
     shall be applied to the Commitments of the Banks, pro rata according to the respective Commitments;"

      2.5. Conditions Precedent. Effective as of the date hereof, Section 6.2 of the Agreement is hereby amended as follows:

     (a) Section 6.2 (a) of the Agreement is hereby amended and restated in its entirety to read as follows:

                "(a) Advance Request Form or Letter  of
          Credit Request Form.  The Agent in respect of
          Advances and the Issuing Bank in respect of Letters of Credit shall have received, in accordance with Section 2.5, 2A.5, or 3.2, as the case may be, an Advance Request Form, Letter of Credit Request Form or Interim
          Revolving Credit Loan Advance Request Form, as applicable, executed by an authorized officer of the Borrower;

       (b) Section 6.2(d) of the Agreement is hereby renumbered to be Section 6.2(e).

     (c) The following Section 6.2(d) is hereby added to the Agreement immediately following Section 6.2(c):

                 "(d)  Interim  Revolving  Credit  Loan
          Advances.    With  respect  to  all   Interim
          Revolving    Credit   Loan   Advances,    the
          Commitments  must be fully  utilized  on  the
          date   of  the  requested  Interim  Revolving
          Credit Loan Advance."
      2.6.  Borrowing Cap.  Effective as of the date hereof,
Section 10.9 of the Agreement is hereby deleted in its entirety.

      2.7.  Remedies.   Effective as  of  the  date  hereof,
Section 11.2 of the Agreement is hereby amended as follows:

     (a) Section 11.2(a)(ii) of the Agreement is hereby amended and restated in its entirety to read as follows:

               "(ii)     Termination of Commitments and
          Interim  Revolving  Credit  Loan  Commitment.
          Terminate  the  Commitments  or  the  Interim
          Revolving Credit Loan Commitment, or both, and the obligation of the Issuing Bank to issue Letters of Credit without notice to the Borrower."

     (b) The proviso in Section 11.2(a) of the Agreement is hereby amended by adding the words "and the Interim Revolving Credit Loan Commitment" immediately following the word "Commitments" in the second line of such proviso.

     2.8. Sharing of Payments, Etc. Effective as of the date hereof, Section 12.3 of the Agreement is hereby amended by adding the parenthetical "(other than Interim Revolving
Credit Advances)" immediately following the word "Advance" in the second line of such section.

      2.9. Exhibit A-2. Effective as of the date hereof, Exhibit A-2 is hereby added to the Agreement in the form of Annex I attached hereto.

      2.10. Exhibit B-2. Effective as of the date hereof, Exhibit B-2 is hereby added to the Agreement in the form of Annex II attached hereto.

     2.11.     Schedule 6.  Effective as of the date hereof,
Schedule 6 to the Agreement is hereby amended and restated in its entirety to read as set forth on Annex III attached hereto.

     2.12.     Schedule 7.  Effective as of the date hereof,
Schedule 7 is hereby added to the Agreement in the form of Annex IV attached hereto.

                         ARTICLE 3.

                    Conditions Precedent

     3.1. Condition. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent:

           3.1.0.0.1.     Agent shall have received  all  of
     the following, each dated (unless otherwise indicated) the date of this Amendment, in form and substance satisfactory to the Agent:

                     3.1.0.0.1.0.1. This Amendment  executed
          by all parties hereto.
                3.1.0.0.1.0.2.  An Interim Revolving  Credit
          Note executed by the Borrower in favor of Wells Fargo Bank (Texas), National Association in the amount of such Bank's Interim Revolving Credit Commitment.

                     3.1.0.0.1.0.3. Resolutions of the Board
          of Directors of Borrower certified by its secretary or assistant secretary which authorizes the execution, delivery and performance by Borrower of this Amendment, the Interim Revolving Credit Note and the other Loan Documents executed in connection herewith.

                       3.1.0.0.1.0.4.   A   certificate   of
          incumbency certified by the secretary or the assistant secretary of Borrower certifying the names of the officers thereof authorized to sign this Amendment, the Interim Revolving Credit Note and the other Loan Documents together with specimen signatures of such officers.

                     3.1.0.0.1.0.5. Resolutions of the Board
          of Directors of each of the Guarantors certified by its secretary or assistant secretary which authorize the execution, delivery and performance by each of the Guarantors of this Amendment and the other Loan Documents executed in connection herewith.

                       3.1.0.0.1.0.6.   A   certificate   of
          incumbency certified by the secretary or the assistant secretary of each Guarantor certifying the names of the officers thereof authorized to sign this Amendment and the other Loan Documents together with specimen signatures of such officers.

           3.1.0.0.2.     No Default.  No Default shall have
     occurred and be continuing.

           3.1.0.0.3. Representations and Warranties. All of the representations and warranties contained in
     Article VII of the Agreement, as amended hereby and in the other Loan Documents shall be true and correct on and as of the date of this Amendment with the same force and effect as if such representations and warranties had been made on and as of such date, except to the extent such representations and warranties speak to a specific date.

          3.1.0.0.4.     Amendment Fee.  Borrower shall have
     paid to the Agent for its own account an amendment fee in the amount agreed to by the Borrower and the Agent.

                         ARTICLE 4.

        Ratifications, Representations and Warranties

      4.1. Ratifications. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Agreement and except as expressly modified and superseded by this Amendment, the terms and provisions of the Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. Borrower, Banks, Issuing Bank and Agent agree that the Agreement as amended hereby and the other Loan Documents shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

      4.2. Representations and Warranties. Borrower hereby represents and warrants to Banks, Agent and Issuing Bank that (i) the execution, delivery and performance of this Amendment, the Interim Revolving Credit Note, and any and all other Loan Documents executed and/or delivered in connection herewith have been authorized by all requisite corporate action on the part of Borrower and will not violate the articles of incorporation or bylaws of Borrower,
(ii) the representations and warranties contained in the Agreement, as amended hereby, and any other Loan Document are true and correct on and as of the date hereof as though made on and as of the date hereof, except to the extent such representations and warranties speak to a specific date,
(iii) no Event of Default has occurred and is continuing and no event or condition has occurred that with the giving of notice or lapse of time or both would be an Event of Default, and (iv) Borrower is in full compliance with all covenants and agreements contained in the Agreement as amended hereby.

                         ARTICLE 5.

                        Miscellaneous

      5.1. Survival of Representations and Warranties. All representations and warranties made in this Amendment or any other Loan Document including any Loan Document furnished in connection with this Amendment shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Banks, Agent or Issuing Bank or any closing shall affect the representations and warranties or the right of Banks or Agent or Issuing Bank to rely upon them.

       5.2. Reference to Agreement. Each of the Loan Documents, including the Agreement and any and all other agreements, documents, or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Agreement as amended hereby, are hereby amended so that any reference in such Loan Documents to the Agreement shall mean a reference to the Agreement as amended hereby.

      5.3. Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

     5.4. Applicable Law. This Amendment and all other Loan Documents executed pursuant hereto shall be deemed to have been made and to be performable in Austin, Travis County, Texas and shall be governed by and construed in accordance with the laws of the State of Texas.

     5.5. Successors and Assigns. This Amendment is binding upon and shall inure to the benefit of Banks, Agent, Issuing Bank and Borrower and their respective successors and assigns, except Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Banks.
      5.6. Counterparts. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

      5.7. ENTIRE AGREEMENT. THIS AMENDMENT AND ALL OTHER INSTRUMENTS, DOCUMENTS AND AGREEMENTS EXECUTED AND DELIVERED IN CONNECTION WITH THIS AMENDMENT REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES HERETO AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES HERETO.

     Executed as of the date first written above.

BORROWER:

EZCORP, INC.


By:  /s/Dan N. Tonissen
   Name: Dan N. Tonissen
   Title:  Chief Financial officer

Address for Notices:

1901 Capital Parkway
Austin, TX  78746
Fax No.: (512) 314-3402
Telephone No.: (512) 329-5233
Attention: Dan Tonissen
         Chief Financial Officer


AGENT:

WELLS FARGO BANK (TEXAS), NATIONAL
   ASSOCIATION


By:  /s/Keith Smith
   Name: Keith Smith
   Title:  Vice President

Address for Notices:

100 Congress Avenue, Suite 150
Austin, TX  78701
Fax No.: (512) 469-3311
Telephone No.: (512) 794-2200
Attention: Keith Smith

ISSUING BANK:

WELLS FARGO BANK (TEXAS), NATIONAL
   ASSOCIATION


By:  /s/Keith Smith
   Name: Keith Smith
   Title:  Vice President

Address for Notices:

100 Congress Avenue, Suite 150
Austin, TX  78701
Fax No.: (512) 469-3311
Telephone No.: (512) 794-2200
Attention: Keith Smith

BANKS:

WELLS FARGO BANK (TEXAS), NATIONAL
   ASSOCIATION

By:  /s/Keith Smith
   Name: Keith Smith
   Title:  Vice President

Address for Notices

100 Congress Avenue, Suite 150
Austin, TX  78701
Fax No.: (512) 469-3311
Telephone No.: (512) 794-2200
Attention: Keith Smith

Lending Office for Prime Rate Advances
   and Eurodollar Advances
100 Congress Ave.
Austin, TX  78701


GUARANTY FEDERAL BANK, F.S.B.


By:  /s/Chris Harkrider
   Name: Chris Harkrider
   Title:

Address for Notices:

301 Congress, Suite 1075
Austin, TX  78701
Attention: Chris Harkrider
Fax No.: (512) 320-1041
Telephone No.: (512) 320-1205

Lending Office for Prime Rate Advances
   and Eurodollar Advances
8333 Douglas Avenue
Dallas, TX  75255


           Guarantors  hereby  consent  and  agree  to  this
Amendment and agree that each Guaranty shall remain in full force and effect and shall continue to (i) guarantee the Obligations, including without limitation, the Interim Revolving Credit Note, and (ii) be the legal, valid and binding obligation of Guarantors enforceable against Guarantors in accordance with their respective terms.

GUARANTORS:

EZPAWN Alabama, Inc.
EZPAWN Arkansas, Inc.
EZPAWN Colorado, Inc.
EZPAWN Florida, Inc.
EZPAWN Georgia, Inc.
EZPAWN Holdings, Inc.
EZPAWN Indiana, Inc.
EZPAWN Louisiana, Inc.
EZPAWN Oklahoma, Inc.
EZPAWN Tennessee, Inc.
Texas EZPAWN Management, Inc.
EZ Car Sales, Inc.
EZPAWN Construction, Inc.
EZPAWN Kansas, Inc.
EZPAWN Kentucky, Inc.
EZPAWN Missouri, Inc.
EZPAWN Nevada, Inc.
EZPAWN North Carolina, Inc.
EZPAWN South Carolina, Inc.


By:       /s/ Dan N. Tonissen
  Name:   Dan N. Tonissen
  Title:  Chief Financial Officer



Texas EZPAWN L.P.

By:       Texas EZPAWN Management, Inc.,
   its sole general partner


   By:    /s/ Dan N. Tonissen
      Name:         Dan N. Tonissen
      Title:        Vice President of Sole General Partner

                           ANNEX I

                Exhibit A-2 to Loan Agreement

                        EXHIBIT "A-2"

Interim Revolving Credit Note

                INTERIM REVOLVING CREDIT NOTE


$10,000,000.00 Austin, Texas            October 5, 1998


      FOR VALUE RECEIVED, the undersigned, EZCORP, Inc., a Delaware corporation (the "Borrower") hereby promises to pay to the order of WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION (the "Bank"), at the Agent's office located at 100 Congress Avenue, Suite 150, Austin, Texas 78701 for the account of the Applicable Lending Office of the Bank, in lawful money of the United States of America and in immediately available funds, the principal amount of TEN MILLION and No/100 Dollars ($10,000,000.00) or such lesser amount as shall equal the aggregate unpaid principal amount of the Interim Revolving Credit Loan Advances made by the Bank to the Borrower under the Loan Agreement referred to below, on the dates and in the principal amounts provided in the Loan Agreement, and to pay interest on the amount of each such Interim Revolving Credit Loan Advance, at such office, in like money and funds, for the period commencing on the date of such Interim Revolving Credit Loan Advance until such Interim Revolving Credit Loan Advance shall be paid in full, at the rates per annum and on the dates provided in the Loan Agreement.

      The Borrower hereby authorizes the Bank to endorse on the Schedule annexed to this Note the amount of Interim Revolving Credit Loan Advances made to the Borrower by the Bank, which endorsements shall, in the absence of manifest error, be conclusive as to the outstanding principal amount of all such Interim Revolving Credit Loan Advances; provided, however, that the failure to make such notation with respect to any such Interim Revolving Credit Loan Advance or payment shall not limit or otherwise affect the obligations of the Borrower under the Loan Agreement or this Note.

     This Note is the Interim Revolving Credit Note referred to in the Amended and Restated Loan Agreement dated as of November 29, 1994, as amended, among the Borrower, the Bank, the other Banks and Wells Fargo Bank (Texas), National
Association (formerly known as First Interstate Bank of Texas, N.A.), as Agent and as Issuing Bank (such Amended and Restated Loan Agreement, as amended and as the same may be amended, modified, or supplemented from time to time, being referred to herein as the "Loan Agreement"), and evidences Interim Revolving Credit Loan Advances made by the Bank thereunder. The Loan Agreement, among other things, contains provisions for acceleration of the maturity of this Note upon the happening of certain stated events and also for prepayments of Interim Revolving Credit Loan Advances prior to the maturity of this Note upon the terms and conditions specified in the Loan Agreement. Capitalized terms used in this Note have the respective meanings assigned to them in the Loan Agreement.

          Notwithstanding anything to the contrary contained herein, no provision of this Note shall require the payment or permit the collection of interest in excess of the Maximum Rate. If any excess of interest in such respect is herein provided for, or shall be adjudicated to be so provided, in this Note or otherwise in connection with this loan transaction, the provisions of this paragraph shall govern and prevail, and neither the Borrower nor the sureties, guarantors, successors or assigns of the Borrower shall be obligated to pay the excess amount of such interest, or any other excess sum paid for the use, forbearance or detention of sums loaned pursuant hereto. If for any reason interest in excess of the Maximum Rate shall be deemed charged, required or permitted by any court of competent jurisdiction, any such excess shall be applied as a payment and reduction of the principal of indebtedness evidenced by this Note; and, if the principal amount hereof has been paid in full, any remaining excess shall forthwith be paid to the Borrower. In determining whether or not the interest paid or payable exceeds the Maximum Rate, the Borrower and the Bank shall, to the extent permitted by applicable law,
     5.7.0.0.1. characterize any non-principal payment as an expense, fee, or premium rather than as interest,
     5.7.0.0.1. exclude voluntary prepayments and the effects thereof, and 5.7.0.0.1. amortize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the entire contemplated term of the indebtedness evidenced by this Note so that the interest for the entire term does not exceed the Maximum Rate.

      This Note shall be governed by and construed in accordance with the laws of the State of Texas and the applicable laws of the United States of America. This Note is performable in Travis County, Texas.

      The Borrower and each surety, guarantor, endorser, and other party ever liable for payment of any sums of money payable on this Note jointly and severally waive notice, presentment, demand for payment, protest, notice of protest and non-payment or dishonor, notice of acceleration, notice of intent to accelerate, notice of intent to demand, diligence in collecting, grace, and all other formalities of any kind, and consent to all extensions without notice for any period or periods of time and partial payments, before or after maturity, and any impairment of any collateral securing this Note, all without prejudice to the holder. The holder shall similarly have the right to deal in any way, at any time, with one or more of the foregoing parties without notice to any other party, and to grant any such party any extensions of time for payment of any of said indebtedness, or to release or substitute part or all of the collateral securing this Note, or to grant any other indulgences or forbearances whatsoever, without notice to any other party and without in any way affecting the personal liability of any party hereunder.

EZCORP, INC.



By:
  Name:
  Title:

                          Schedule

          Date         Amount       Amount      Unpaid
          Made           of           of        Princip
         or Paid      Advance      Principa       al
                                      l         Balance
                                     Paid       of Note

                          ANNEX II

                Exhibit B-2 to Loan Agreement

                        EXHIBIT "B-2"

     Interim Revolving Credit Loan Advance Request Form
     INTERIM REVOLVING CREDIT LOAN ADVANCE REQUEST FORM


TO:  Wells  Fargo  Bank  (Texas), National  Association,  as
     Agent
     100 Congress Avenue, Suite 150
     Austin, Texas  78701
     Attention:     Keith Smith
               Vice President

Gentlemen:

      The undersigned is an officer of EZCORP, Inc. (the "Borrower"), and is authorized to make and deliver this certificate pursuant to that certain Amended and Restated Loan Agreement dated November 29, 1994, among the Borrower, Wells Fargo Bank (Texas), National Association, as Agent and Issuing Bank, and the Banks named therein as amended by
(i) that certain First Amendment to Amended and Restated Loan Agreement effective as of February 15, 1995, (ii) that certain Second Amendment to Amended and Restated Loan Agreement and Waiver dated as of August 3, 1995, (iii) that certain Third Amendment to Amended and Restated Loan Agreement effective as of June 24, 1996, (iv) that certain Fourth Amendment to Amended and Restated Loan Agreement dated as of May 9, 1997, and (v) that certain Fifth Amendment to Amended and Restated Loan Agreement dated as of September __, 1998 (such Amended and Restated Loan Agreement, as the same has been or may be amended, modified, or supplemented from time to time being referred to herein as the "Loan Agreement"). All terms defined in the Loan Agreement shall have the same meaning herein. In accordance with the Loan Agreement, the Borrower hereby requests that Wells Fargo Bank (Texas), National Association make an Interim Revolving Credit Loan Advance in the amount set forth in item (c) below on the date set forth in item (d) below.

      In connection with the foregoing and pursuant to the terms and provisions of the Loan Agreement, the undersigned hereby certifies to Agent and the Banks that the following statements are true and correct:

           (i) The representations and warranties contained in Article VII of the Loan Agreement and in each of the other Loan Documents are true and correct in all material respects on and as of the date hereof with the same force and effect as if made on and as of such date except to the extent such representations and warranties speak to a specific date.

           (ii) No Default has occurred and is continuing or would result from the Interim Revolving Credit Loan
     Advance requested hereunder.

           (iii) The amount of the Interim Revolving Credit Loan Advance requested hereunder, when added to all outstanding Interim Revolving Credit Advances will not exceed the Interim Revolving Credit Loan Commitment.

          (iv) The Commitments will be fully utilized on the date of the requested Interim Revolving Credit Loan
     Advance.

           (v) All information supplied below is true, correct, and complete as of the date hereof.

      Interim Revolving Credit Loan Advance Information

          (a)   Amount  of  Interim  Revolving  Credit  Loan
          Commitment     $____________

          (b)    Outstanding  principal  amount  of  Interim
          Revolving Credit
          Loan Advances       $____________

          (c)  Amount of requested Interim Revolving Credit
          Loan Advance   $____________

          (d)  Date of requested Interim Revolving Credit
          Loan Advance   ____________

BORROWER:

EZCORP, Inc.


By:
  Name:
  Title:
Dated as of:________________
          [insert date of requested
          Interim Revolving Credit
          Loan Advance]

                          ANNEX III

                Schedule 6 to Loan Agreement


[See Attached.]

                         SCHEDULE 6

                         Commitments

                                                       BANKS
COMMITMENTS

Wells    Fargo    Bank    (Texas),   National    Association
$30,875,000

Guaranty Federal Bank, F.S.B.
$19,125,000

                          ANNEX IV

                Schedule 7 to Loan Agreement


[See Attached.]

                         SCHEDULE 7

             Interim Revolving Credit Commitment

     BANK                                    COMMITMENT

Wells    Fargo    Bank    (Texas),   National    Association
$10,000,000

                        Exhibit 10.77

                        EZCORP, INC.


                      CREDIT AGREEMENT


                DATED AS OF DECEMBER 10, 1998

             $110,000,000 REVOLVING CREDIT LOAN


       WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION,

                          AS AGENT

                             AND

                        ISSUING BANK

                      TABLE OF CONTENTS
ARTICLE IDefinitions     1Section 1.1   Definitions
1Section 1.2   Other Definitional Provisions 15

ARTICLE II
Revolving Credit Loan and Swing Loan    15
Section 2.1    Commitments    15
Section 2.2    Revolving Credit Notes   15
Section 2.3    Repayment of Revolving Credit Loan 16
Section 2.4    Interest  16
Section 2.5    Revolving Credit Loan Borrowing Procedure    16
Section 2.6    Conversions and Continuations 17
Section 2.7    Swing Loans    17
Section 2.8    Use of Proceeds     19
Section 2.9    Fees 19
Section 2.10   Determination of Eurodollar Margin,
Commitment Fee
and Base Rate Margin     19
Section 2.11   Reduction or Termination of Commitments 20

ARTICLE III

Letters of Credit   21
Section 3.1    Letters of Credit   21
Section 3.2    Procedure for Issuing Letters of Credit 22
Section 3.3    Presentment and Reimbursement 23
Section 3.4    Payment   23
Section 3.5    Letter of Credit Fee     24
Section 3.6    Obligations Absolute     24
Section 3.7    Limitation of Liability  25

ARTICLE IV

Payments  25
Section 4.1    Method of Payment   25
Section 4.2    Voluntary Prepayment     26
Section 4.3    Mandatory Prepayments    26
Section 4.4    Pro Rata Treatment  27
Section 4.5    Non-Receipt of Funds by the Agent  27
Section 4.6    Withholding Taxes   28
Section 4.7    Withholding Tax Exemption     28
Section 4.8    Computation of Interest  28

ARTICLE V

Yield Protection; Limitations on Advances; Capital Adequacy 29
Section 5.1    Additional Costs    29
Section 5.2    Limitation on Types of Advances    30
Section 5.3    Illegality     31
Section 5.4    Treatment of Affected Advances     31
Section 5.5    Compensation   31

Section 5.6    Capital Adequacy    32
Section 5.7    Additional Costs in Respect of Letters of
Credit    32

ARTICLE VI

Conditions Precedent     33
Section 6.1    Initial Extension of Credit   33
Section 6.2    All Extensions of Credit 34

ARTICLE VII

Representations and Warranties     35
Section 7.1    Existence 35
Section 7.2    Financial Statements     35
Section 7.3    Action; No Breach   35
Section 7.4    Operation of Business    36
Section 7.5    Litigation and Judgments 36
Section 7.6    Rights in Properties; Liens   36
Section 7.7    Enforceability 36
Section 7.8    Approvals 36
Section 7.9    Debt 36
Section 7.10   Taxes     37
Section 7.11   Use of Proceeds; Margin Securities 37
Section 7.12   ERISA     37
Section 7.13   Disclosure     37
Section 7.14   Subsidiaries   38
Section 7.15   Agreements     38
Section 7.16   Compliance with Laws     38
Section 7.17   Investment Company Act   38
Section 7.18   Public Utility Holding Company Act 38
Section 7.19   Environmental Matters    38

ARTICLE VIII

Positive Covenants  39

     Section 8.1    Reporting Requirements   40
Section 8.2    Maintenance of Existence; Conduct of Business     42
Section 8.3    Maintenance of Properties     42
Section 8.4    Taxes and Claims    42
Section 8.5    Insurance 42
Section 8.6    Inspection Rights   42
Section 8.7    Keeping Books and Records     42
Section 8.8    Compliance with Laws     43
Section 8.9    Compliance with Agreements    43
Section 8.10   Further Assurances; Subsidiary Guaranty and
Contribution and    Indemnification Agreement     43
Section 8.11   ERISA     43
Section 8.12   Year 2000 Compliance     43

ARTICLE IX

Negative Covenants  44
Section 9.1    Debt 44

Section 9.2    Limitation on Liens 44
Section 9.3    Mergers, Etc   45
Section 9.4    Restricted Payments 45
Section 9.5    Investments    46
Section 9.6    Limitation on Issuance of Capital Stock 46
Section 9.7    Transactions With Affiliates  46
Section 9.8    Disposition of Assets    47
Section 9.9    Nature of Business  47
Section 9.10   Environmental Protection 47
Section 9.11   Accounting     47
Section 9.12   Prepayment of Debt  47

ARTICLE X

Financial Covenants 48
Section 10.1   Consolidated Net Worth   48
Section 10.2   Leverage Ratio 48
Section 10.3   Capital Expenditures     48
Section 10.4   Inventory Turnover  48
Section 10.5   Fixed Charge Coverage Ratio   48

ARTICLE XI

Default   49
Section 11.1   Events of Default   49
Section 11.2   Remedies  51
Section 11.3   Cash Collateral     52
Section 11.4   Performance by the Agent 52

ARTICLE XII

The Agent 52
Section 12.1   Appointment, Powers and Immunities 52
Section 12.2   Rights of Agent as a Lender   55
Section 12.3   Sharing of Payments, Etc.     55
Section 12.4   Indemnification     55
Section 12.5   Independent Credit Decisions  56
Section 12.6   Several Commitments 56
Section 12.7   Successor Agent     57

ARTICLE XIII

Miscellaneous  57
Section 13.1   Expenses  57
Section 13.2   INDEMNIFICATION     58
Section 13.3   Limitation of Liability  58
Section 13.4   No Duty   59
Section 13.5   No Fiduciary Relationship     59
Section 13.6   Equitable Relief    59
Section 13.7   No Waiver; Cumulative Remedies     59
Section 13.8   Successors and Assigns   59
Section 13.9   Survival  62
Section 13.10  Amendments, Etc.    62
Section 13.11  Maximum Interest Rate    63
Section 13.12  Notices   63
Section 13.13  Governing Law; Venue; Service of Process     63
Section 13.14  Binding Arbitration 64

Section 13.15  Counterparts   66
Section 13.16  Severability   66
Section 13.17  Headings  66
Section 13.18  Non-Application of Chapter 346 of Texas
Credit Finance Code 66
Section 13.19  Construction   66
Section 13.20  Independence of Covenants     66
Section 13.21  Confidentiality     66
Section 13.22  WAIVER OF JURY TRIAL     67
Section 13.23  ENTIRE AGREEMENT    67

                      INDEX TO EXHIBITS


Exhibit   Description of Exhibit                  Section

"A-1"      Form  of  Revolving Credit  Note       1.1,  2.2,
  6.1(f)
"A-2"      Form  of  Swing  Note                  1.1,  2.7,
  6.1(f)
"B-1"       Advance  Request  Form                1.1,  2.5,
  6.2(a)
"B-2"      Letter  of  Credit Request  Form       1.1,  3.2,
  6.2(a)
"C"       Form of Guaranty                   1.1, 6.1(g)
"D"       Form of Assignment and Acceptance  1.1, 13.8
"E"        Contribution and Indemnification Agreement   1.1,
  6.1(h)


                     INDEX TO SCHEDULES

Schedule  Description of Schedule            Section

  1.1a   Commitments                        1.1
          1.1b                               Existing LCs   1.1
  7.14   List of Subsidiaries               7.14
  9.1    Existing Debt                      7.9, 9.1
  9.2    Existing Liens                     9.2(a)

CREDIT AGREEMENT THIS CREDIT AGREEMENT (the "Agreement"), dated as of December 10, 1998, is among EZCORP, INC., a Delaware corporation ("Borrower"), each of the banks or other lending institutions which is or which may from time to time become a signatory hereto or any successor or assignee thereof (individually, a "Lender" and, collectively, the "Lenders"), and WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, a national banking association, as agent for itself and the other Lenders (in such capacity, together with its successors in such capacity, the "Agent") and as the Issuing Bank (hereinafter defined).

                       R E C I T A L S

      The Borrower has requested that the Lenders and the Issuing Bank extend credit to the Borrower in the form of revolving credit advances, standby letters of credit and swing-line advances not to exceed an aggregate principal amount of One Hundred Ten Million and No/100 Dollars ($110,000,000.00) at any time outstanding. The Lenders are willing to make such extensions of credit to the Borrower upon the terms and conditions hereinafter set forth.

     NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

                         ARTICLE 6.

                         Definitions

     Section 6.1. Definitions. As used in this Agreement, the following terms have the following meanings:

           "Additional  Costs" has the meaning specified  in
     Section 5.1.

            "Adjusted Eurodollar Rate" means, for any Eurodollar Advance for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) determined by the Agent to be equal to (a) the Eurodollar Rate for such Eurodollar Advance for such Interest Period divided by (b) the remainder of 1 minus the Reserve Requirement for such Eurodollar Advance for such Interest Period.

           "Adjustment  Date" has the meaning  specified  in
     Section 2.10.

          "Advance" means an advance of funds by the Lenders or any of them to the Borrower pursuant to Article II (inclusive of the Revolving Credit Loan and the Swing
     Loan) and the Continuation or Conversion thereof pursuant to Section 2.6 and Article V hereof.

           "Advance  Request Form" means a  certificate,  in
     substantially   the  form  of  Exhibit  "B-1"   hereto,
     properly   completed  and  signed   by   the   Borrower
     requesting an Advance.

           "Affiliate" means, as to any Person, any other Person (a) that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, such Person; (b) that directly or indirectly beneficially owns or holds five percent (5%) or more of any class of voting stock of such Person; or (c) five percent (5%) or more of the voting stock of which is directly or indirectly beneficially owned or held by the Person in question. The term "control" means the possession, directly or indirectly, of the power to direct or cause direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise; provided, however, in no event shall the Agent or any Lender be deemed an Affiliate of the Borrower or any of its Subsidiaries.

            "Agent"  has  the  meaning  set  forth  in   the
     introductory paragraph of this Agreement.

           "Agreement" has the meaning set forth in the introductory paragraph of this Agreement.

           "Applicable Lending Office" means for each Lender and each Type of Advance, the Lending Office of such Lender (or of an Affiliate of such Lender) designated for such Type of Advance below its name on the signature pages hereof or such other office of such Lender (or of an Affiliate of such Lender) as such Lender may from time to time specify to the Borrower and the Agent as the office by which its Advances of such Type are to be made and maintained.

           "Applicable Rate" means: (a) during the period that an Advance is a Base Rate Advance, the Base Rate, plus the Base Rate Margin; and (b) during the period that a Revolving Credit Loan is a Eurodollar Advance, the Adjusted Eurodollar Rate, plus the Eurodollar Margin.

           "Assessment Rate" means, at any time, the rate (rounded upwards, if necessary, to the nearest 1/16 of 1%) then charged by the Federal Deposit Insurance Corporation (or any successor) to the Reference Bank for deposit insurance for Dollar time deposits with the Reference Bank at its principal office as determined by the Reference Bank.

           "Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and its assignee and accepted by the Agent pursuant to Section 13.8, in substantially the form of Exhibit "D" hereto.

          "Base Rate" means as of any date of determination, a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, or (b) the sum of the Federal Funds Rate in effect on such day plus one-half of one percent (0.5%). Any change in the Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective on the effective date of such change in the Prime Rate or the Federal Funds Rate, respectively, without notice to Borrower.

           "Base Rate Advances" means Advances that bear interest at rates based upon the Base Rate.

           "Base Rate Margin" shall have the meaning set forth in Section 2.10.

           "Basle Accord" means the proposals for risk-based capital framework described by the Basle Committee on Banking Regulations and Supervisory Practices in its paper entitled "International Convergence of Capital Measurement and Capital Standards" dated July 1988, as amended, supplemented and otherwise modified and in effect from time to time, or any replacement thereof.

           "Borrower" has the meaning set forth in the introductory paragraph of this Agreement.

            "Business Day" means (a) any day on which commercial banks are not authorized or required to close in San Francisco, California, and, (b) with respect to all borrowings, payments, Conversions, Continuations, Interest Periods, and notices in connection with Eurodollar Advances, any day which is a Business Day described in clause (a) above and which is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

           "Capital Expenditures" means, for any period, all expenditures of the Borrower and its Subsidiaries which are classified as additions to property, plant and equipment on the consolidated statement of cash flows of the Borrower in accordance with GAAP, including all such expenditures so classified as "recurring capital expenditures" and all such expenditures associated with Capital Lease Obligations.

           "Capital Lease Obligation" means, as to any Person, the obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property, which obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP. For purposes of this Agreement, the amount of such Capital Lease Obligations shall be the capitalized amount thereof, determined in accordance with GAAP.

           "Cash Equivalent Investment" means, as to any Person, (i) securities issued or directly and fully guaranteed or insured by the United States or any agency or instrumentality thereof (provided that the full faith and credit of the United States is pledged in support thereof) having maturities of not more than six months from the date of acquisition, (ii) time deposits and certificates of deposit of any commercial bank having, or which is the principal banking subsidiary of a bank holding company having, a long-term unsecured debt rating of at least "AAA" or the equivalent thereof from Standard & Poor's Corporation or "Aaa" or the equivalent thereof from Moody's Investors Service, Inc. with maturities of not more than six months from the date of acquisition by such Person, (iii) repurchase obligations with a term of not more than seven days for underlying securities of the types described in clause
     (i) above entered into with any bank meeting the qualifications specified in clause (ii) above, (iv) commercial paper issued by any Person incorporated in the United States rated at least A-1 or the equivalent thereof by Standard & Poor's Corporation or at least
     P-1 or the equivalent thereof by Moody's Investors Service, Inc. and in each case maturing not more than six months after the date of acquisition by such Person and (v) investments in money market funds substantially all of whose assets are comprised of securities of the types described in clauses (i) through (iv) above.

          "Code" means the Internal Revenue Code of 1986, as amended, and the regulations promulgated and rulings issued thereunder.

            "Commitment" means, as to each Lender, the obligation of such Lender to make Advances as described in Article II hereunder and purchase participations (or with respect to the Swing Lender or the Issuing Bank, hold other interests in) the Swing Loan and in Letters of Credit as described in Articles II and III hereunder in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set forth opposite the name of such Lender on Schedule 1.1a hereto under the heading "Commitment", as the same may be reduced pursuant to Section 2.11 or terminated pursuant to Section 2.11 or 11.2.

           "Commitment Fee" shall have the meaning set forth in Section 2.10.

           "Consolidated Net Income" means, at any time, the aggregate net income or loss of the Borrower and its consolidated Subsidiaries determined on a consolidated basis as determined in accordance with GAAP.

           "Consolidated Net Worth" means, at any particular time, all amounts which, in conformity with GAAP, would be included as stockholders' equity on a consolidated balance sheet of the Borrower and the Subsidiaries; provided, however, there shall be excluded therefrom any amount at which shares of capital stock of the Borrower appear as an asset on the Borrower's balance sheet.

           "Continue", "Continuation", and "Continued" shall refer to the continuation pursuant to Section 2.6 of a Eurodollar Advance as a Eurodollar Advance from one
     Interest Period to the next Interest Period.

          "Contribution and Indemnification Agreement" means the Contribution and Indemnification Agreement executed by the Borrower and the Guarantors, in substantially the form of Exhibit "E" hereto, as the same may be amended or otherwise modified from time to time.

           "Convert", "Conversion", and "Converted" shall refer to a conversion pursuant to Section 2.6 or
     Article V of one Type of Advance into another Type of Advance.

          "Debt" means as to any Person at any time (without duplication): (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, notes, debentures, or other similar instruments, (c) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable of such Person arising in the ordinary course of business that are not past due by more than ninety (90) days, (d) all Capital Lease Obligations of such Person, (e) all Debt or other obligations of others Guaranteed by such Person, (f) all obligations secured by a Lien existing on property owned by such Person, whether or not the obligations secured thereby have been assumed by such Person or are non-recourse to the credit of such Person, (g) all reimbursement obligations of such Person (whether contingent or otherwise) in respect of letters of credit, bankers' acceptances, surety or other bonds and similar instruments, and (h) all liabilities of such Person in respect of unfunded vested benefits under any Plan.

           "Default" means an Event of Default or the occurrence of an event or condition which with notice or lapse of time or both would become an Event of Default.

          "Default Rate" means the lesser of (a) the Maximum
     Rate or, (b) the sum of the Base Rate in effect from day to day plus five percent (5%).

           "Dispute"  has the meaning specified  in  Section
     13.14.

          "Dollars" and  "$" mean lawful money of the United
     States of America.

           "EBITDA" means Consolidated Net Income, plus, to the extent that any of the following were deducted in calculating such Consolidated Net Income, interest expense, tax expenses, and depreciation and amortization, but excluding all extraordinary items of income and loss.

           "Eligible Assignee" means (i) a Lender, (ii) an Affiliate of a Lender, and (iii) any other Person approved by the Agent, and, unless a Default has occurred and is continuing at the time any assignment is effected, in accordance with Section 13.8, the Borrower, such approval not to be unreasonably withheld or delayed by the Borrower; provided, however, that neither the Borrower nor an Affiliate of the Borrower shall qualify as an Eligible Assignee.

           "Environmental Laws" means any and all federal, state, and local laws, regulations, and requirements pertaining to health, safety, or the environment, as such laws, regulations, and requirements may be amended or supplemented from time to time.

           "Environmental Liabilities" means, as to any Person, all liabilities, obligations, responsibilities, Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs, and expenses, (including, without limitation, all reasonable fees, disbursements and expenses of counsel, expert and consulting fees and costs of investigation and feasibility studies), fines, penalties, sanctions, and interest incurred as a result of any claim or demand, by any Person, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, including any Environmental Law, permit, order or agreement with any Governmental Authority or other Person, arising from environmental, health or safety conditions or the Release or threatened Release of a Hazardous Material into the environment.

           "ERISA"  means  the  Employee  Retirement  Income
     Security Act of 1974, as amended from time to time, and
     the    regulations    and   published   interpretations
     thereunder.

           "ERISA Affiliate" means any corporation or trade or business which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as the Borrower, which is under common control (within the meaning of Section 414(c) of the Code) with the Borrower, or which is otherwise affiliated with the Borrower (within the meaning of Section 414(m) or Section 414(o) of the Code).

           "Eurodollar Advances" means Advances the interest rates on which are determined on the basis of the rates referred to in the definition of "Adjusted Eurodollar
     Rate" in this Section 1.1.

           "Eurodollar Margin" shall have the meaning set forth in Section 2.10.

            "Eurodollar Rate" means, for any Eurodollar Advance for any Interest Period of either one, two, three or six months therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) quoted by the Reference Bank at approximately 11:00 A.M. London time (or as soon thereafter as practicable) two Business Days prior to the first day of such Interest Period for the offering by the Reference Bank to leading banks in the London interbank market of Dollar deposits in immediately available funds having a term comparable to such Interest Period and in an amount comparable to the principal amount of the Eurodollar Advance made by the Reference Bank to which such Interest Period relates. If the Reference Bank is not participating in any Eurodollar Advances during any Interest Period therefor (pursuant to Section 5.4 or for any other reason), the Adjusted Eurodollar Rate for such Advances for such Interest Period shall be determined by reference to the amount of the Advances which the Reference Bank would have made had it been participating in such Advances.
           "Event  of Default" has the meaning specified  in
     Section 11.1.

          "Excess Net Proceeds" has the meaning specified in
     Section 2.11(b).

           "Exchange Act" means the Securities and  Exchange
     Act of 1934, as amended, and the rules and regulations promulgated thereunder.

            "Existing Credit Agreement" has the meaning specified in Section 6.1(k).

            "Existing  Debt"  means  the  Debt   listed   on
     Schedule 9.1.

           "Existing LCs" means those letters of credit described on Schedule 1.1b issued pursuant to the Existing Credit Agreement.

           "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if such rate is not so published on such next succeeding Business Day, the Federal Funds Rate for any day shall be the average rate charged to Wells Fargo Bank (Texas), National Association on such day on such transactions as determined by the Agent.

           "Fiscal Quarter" means any three-month period ending December 31, March 31, June 30 or September 30.

           "Fiscal  Year" means each 12 month period  ending
     September 30 of each year.

           "Fixed Charge Coverage Ratio" means, for each Fiscal Quarter, the quotient determined by dividing
     (i) the sum of EBITDA plus Rental (hereinafter defined) minus Maintenance Capital Expenditures (hereinafter defined) minus taxes paid in cash by the Borrower and its consolidated Subsidiaries, in each case for such Fiscal Quarter and the prior three (3) Fiscal Quarters by (ii) the sum of the aggregate interest expense and Rental of the Borrower and its consolidated Subsidiaries, in each case for such Fiscal Quarter and the prior three (3) Fiscal Quarters. As used herein the term "Rental" means the amounts paid by the Borrower and each Subsidiary to lease facilities for business operations. As used herein, the phrase "Maintenance Capital Expenditures" means for each Fiscal Quarter, capital expenditures equal to an aggregate amount equal to Three Thousand Dollars ($3,000.00) multiplied by the Average Number of Stores (hereinafter defined) operated by the Borrower and the Subsidiaries for such Fiscal Quarter. As used herein, the phrase "Average Number of Stores" for any Fiscal Quarter means the number of stores calculated by dividing the sum of the stores operated by the Borrower and the Subsidiaries at the end of each month for the most recent four (4) months by four (4).

           "Funded Debt" means, at any particular time, the sum of the following, calculated on a consolidated basis for the Borrower and the Subsidiaries in accordance with GAAP: (i) all obligations for borrowed money, including but not limited to senior bank debt, senior notes and subordinated debt, (ii) all obligations relating to the deferred purchase price of property and services, (iii) all Capital Lease Obligations, (iv) all obligations as a reimbursement obligor with respect to an issued letter of credit or similar instrument (whether drawn or undrawn), (v) all obligations under a Guarantee of borrowed money, or any other type of direct or contingent obligation.

            "GAAP" means generally accepted accounting principles, applied on a consistent basis, as set forth in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or in statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question. Accounting principles are applied on a "consistent basis" when the accounting principles applied in a current period are comparable in all material respects to those accounting principles applied in a preceding period.

           "Governmental Authority" means any nation or government, any state or political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory, or administrative functions of or pertaining to government.

           "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Debt or other obligation of the payment thereof or to protect the obligee against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

            "Guarantor"   means  each  and  every   domestic
     Subsidiary of Borrower whether now in existence or hereafter created which include but are not limited to those Subsidiaries listed on Schedule 7.14.

          "Guaranty" means the joint and several guaranty of each Guarantor in favor of the Agent and the Lenders, in substantially the form of Exhibit "C" hereto, as the same may be amended, supplemented, or otherwise modified from time to time.

          "Hazardous Material" means any substance, product, waste, pollutant, material, chemical, contaminant, constituent, or other material which is or becomes listed, regulated, or addressed under any Environmental Law.

           "Interest Period" means the period commencing, with respect to any Eurodollar Advances, on the date such Eurodollar Advances are made or Converted from Advances of another Type or, in the case of each subsequent, successive Interest Period applicable to a Eurodollar Advance, the last day of the next preceding Interest Period with respect to such Advance, and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as the Borrower may select as provided in
     Section 2.5 or 2.6 hereof, except that each such Interest Period which commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the first, second, third or sixth calendar month thereafter, as the case may be. Notwithstanding the foregoing: (a) each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day or, if such succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day; (b) any Interest Period for Eurodollar Advances under the Revolving Credit Loan which would otherwise extend beyond the Revolving Credit Loan Termination Date shall end on the Revolving Credit Loan Termination Date and the provisions of Section 5.5 shall apply; (c) no more than five (5) Interest Periods shall be in effect at the same time; and (d) no Interest Period for any Eurodollar Advances shall have a duration of less than one (1) month, and, if the Interest Period for any Eurodollar Advances would otherwise be a shorter period, such Advances shall not be available hereunder.

            "Inventory" means at any particular time, inventory (as defined in the UCC) of the Borrower or any of the Subsidiaries including, without limitation, all materials and goods held by or for the benefit of Borrower or any of the Subsidiaries for sale, lease or consumption.

            "Inventory Turnover" means, for each Fiscal Quarter, the quotient determined by dividing the cost of Inventory items sold during the most recent 12 (12) month period by the Average Inventory (hereinafter defined) for such period. As used herein, "Average Inventory" means Inventory calculated by dividing the total of all ending Inventory for each month for the most recent thirteen (13) months by thirteen (13).

           "Issuing Bank" means, with respect to any  Letter
     of   Credit,   Wells   Fargo  Bank  (Texas),   National
     Association.

           "LC Participation" means, with respect to any Lender, at any time, the amount of participating interest held by such Lender (or in the case of the Issuing Bank, other interests) in respect of a Letter of Credit.

            "Lender" has the meaning set forth in the introductory paragraph of this Agreement.

           "Letter of Credit" means, any standby letter of credit issued by the Issuing Bank for the account of the Borrower pursuant to Article III.

            "Letter   of   Credit  Disbursement"   means   a
     disbursement by the Issuing Bank to the beneficiary of a Letter of Credit in connection with a drawing thereunder.

          "Letter of Credit Liabilities" means, at any time, the sum of (i) the aggregate face amounts of all outstanding Letters of Credits and (ii) the aggregate amount of all Letter of Credit Disbursements for which the Issuing Bank has not been reimbursed by the Borrower.

            "Letter   of  Credit  Request  Form"  means,   a
     certificate, in substantially the form of Exhibit "B-2" hereto, properly completed and signed by the Borrower requesting issuance of a Letter of Credit.

           "Leverage Ratio" means, as of any Fiscal Quarter end the ratio of Funded Debt to EBITDA, in each case for such Fiscal Quarter and the prior three (3) Fiscal
     Quarters.

            "Lien" means any lien, mortgage, security interest, tax lien, financing statement, pledge, charge, hypothecation, assignment, preference, priority, or other encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or title retention agreement), whether arising by contract, operation of law, or otherwise.

           "Loan Documents" means this Agreement, the Notes, the Guaranties, the Contribution and Indemnification Agreement, and all other promissory notes, guaranties, and other instruments, documents, and agreements now or hereafter executed and delivered pursuant to or in connection with this Agreement, as such instruments, documents, and agreements may be amended, modified, renewed, extended, or supplemented from time to time.

          "Material Adverse Effect" means a material adverse effect on (a) the business, condition (financial or otherwise), operations, prospects, or properties of the Borrower and the Subsidiaries taken as a whole, or (b) the validity of enforceability of this Agreement or any of the other Loan Documents or the rights or remedies of the Agent or the Lenders hereunder or thereunder. In determining whether any individual event could reasonably be expected to result in a Material Adverse Effect, notwithstanding that such event does not itself have such effect, a Material Adverse Effect shall be deemed to have occurred if the cumulative effect of such event and all other then existing events could reasonably be expected to result in a Material Adverse Effect.

          "Maximum Rate" means, at any time and with respect to any Lender, the maximum rate of interest under applicable law that such Lender may charge the Borrower. The Maximum Rate shall be calculated in a manner that takes into account any and all fees, payments, and other charges in respect of the Loan Documents that constitute interest under applicable law. Each change in any interest rate provided for herein based upon the Maximum Rate resulting from a change in the Maximum Rate shall take effect without notice to the Borrower at the time of such change in the Maximum Rate. For purposes of determining the Maximum Rate under Texas law, the applicable rate ceiling shall be the applicable weekly ceiling described in, and computed in accordance with,
     Article 5069-1D.001 et seq., as amended or codified, Vernon's Texas Civil Statutes.

          "Monthly Payment Date" means the third day of each calendar month of each year, the first of which shall be January 3, 1999.

           "Multiemployer Plan" means a multiemployer plan defined as such in Section 3(37) of ERISA to which contributions have been made by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

            "Net Proceeds" from any issuance, sale or disposition of any shares of equity securities (or any securities convertible or exchangeable for any such shares, or any rights, warrants, or options to subscribe for or purchase any such shares) means the amount equal to (a) the aggregate gross proceeds of such issuance, sale or other disposition, less (b) the following: (i) placement agent fees, (ii) underwriting discounts and commissions, (iii) bank and other lender fees, and (iv) reasonable legal fees and other reasonable expenses payable by the issuer in connection with such issuance, sale or other disposition. "Net Proceeds" from any disposition of assets means the amount equal to (a) the aggregate gross proceeds of such disposition, less (b) the following: (i) sales or other similar taxes paid or payable by the seller in connection with such disposition, (ii) reasonable broker fees in connection with such disposition,
     (iii) reasonable legal fees and other reasonable expenses payable by the seller in connection with such disposition and (iv) the amount of any Debt secured by the assets that must be repaid in connection with such disposition so long as it is a Debt permitted under this Agreement.

           "Notes" means, collectively, the Revolving Credit
     Notes and the Swing Note.

           "Obligated Party" means each Guarantor and any other Person who is or becomes party to any written agreement that guarantees or secures payment and performance of the Obligations or any part thereof.

          "Obligations" means all obligations, indebtedness, and liabilities of the Borrower to the Agent, the Issuing Bank, and the Lenders, or any of them, arising pursuant to any of the Loan Documents, now existing or hereafter arising, whether direct, indirect, related, unrelated, fixed, contingent, liquidated, unliquidated, joint, several, or joint and several, including, without limitation, the obligations, indebtedness, and liabilities of the Borrower under this Agreement, the Notes and the other Loan Documents (including without limitation, all of the Borrower's contingent reimbursement obligations in respect of Letters of Credit), and all interest accruing thereon and all attorneys' fees and other expenses incurred in the enforcement or collection thereof.

            "PBGC"   means  the  Pension  Benefit   Guaranty
     Corporation or any entity succeeding to all or any of its functions under ERISA.

           "Permitted  Debt" means (a) the Obligations,  (b)
     Existing Debt and (c) Debt permitted by Section 9.1 of this Agreement.

          "Permitted Liens" means Liens permitted by Section
     9.2 of this Agreement.

            "Person"   means  any  individual,  corporation,
     business   trust,  association,  company,  partnership,
     joint venture, Governmental Authority, or other entity.

          "Plan" means any employee benefit plan (within the meaning of Section 3(3) of ERISA) established or maintained by the Borrower or any ERISA Affiliate, which plan is subject to the provisions of ERISA.

           "Prime Rate" means, at any time, the rate of interest per annum then most recently announced by Wells Fargo Bank, National Association at its principal office in San Francisco as its prime rate, which rate may not be the lowest rate of interest charged by Wells Fargo Bank, National Association to its borrowers. Each change in any interest rate provided for herein based upon the Prime Rate resulting from a change in the Prime Rate shall take effect on the date the change is announced by Wells Fargo Bank, National Association without notice to the Borrower at the time of such change in the Prime Rate.

           "Principal Office" means the principal office  of
     the  Agent in Austin, Texas, presently located  at  100
     Congress Avenue, Suite 150, Austin, Texas 78701.

          "Prohibited Transaction" means any transaction set forth in Section 406 or 407 of ERISA or Section
     4975(c)(1) of the Code for which there does not exist a statutory or administrative exemption.

           "Quarterly Payment Date" means the third day of each January, April, July and October of each year, the first of which shall be January 3, 1999.

           "Reference Bank" means Wells Fargo Bank  (Texas),
     National Association or any successor thereto.

           "Regulation D" means Regulation D of the Board of
     Governors of the Federal Reserve System as the same may be amended or supplemented from time to time.

           "Regulatory Change" means, with respect to any Lender, any change after the date of this Agreement in United States federal, state, or foreign laws or regulations (including Regulation D) or the adoption or making after such date of any interpretations, directives, or requests applying to a class of lenders including such Lender of or under any United States federal or state, or any foreign, laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

           "Release" means, as to any Person, any release, spill, emission, leaking, pumping, injection, deposit, disposal, disbursement, leaching, or migration of Hazardous Materials into the indoor or outdoor environment or into or out of property owned by such Person, including, without limitation, the movement of Hazardous Materials through or in the air, soil, surface water, ground water, or property in violation of Environmental Laws.

           "Remedial  Action" means all actions required  to
     (a)  clean  up,  remove, treat,  or  otherwise  address
     Hazardous Materials in the indoor or outdoor environment, (b) prevent the Release or threat of Release or minimize the further Release of Hazardous Materials so that they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment, or (c) perform pre-remedial studies and investigations and post-remedial monitoring and care.

           "Reportable Event" means any of the events set forth in Section 4043 of ERISA.

           "Required Lenders" means at any time while no Advances or Letter of Credit Liabilities are outstanding, two or more Lenders having at least sixty-six and two-thirds percent (66-2/3%) of the aggregate amount of the Commitments and, at any time while Advances or Letter of Credit Liabilities are outstanding, two or more Lenders holding at least sixty-six and two-thirds percent (66-2/3%) of the outstanding aggregate principal amount of the Revolving Credit Loan Advances, LC Participations, and SL Participations.

           "Reserve Requirement" means, for any Eurodollar Advance for any Interest Period therefor, the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding one billion Dollars against "Eurocurrency Liabilities" as such term is used in Regulation D. Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against (i) any category of liabilities which includes deposits by reference to which the Adjusted Eurodollar Rate is to be determined, or (ii) any category of extensions of credit or other assets which include Eurodollar Advances.

          "Revolving Credit Loan" means the revolving credit loan made or to be made hereunder to Borrower pursuant to Section 2.1.

           "Revolving Credit Loan Advance" means an Advance under the Revolving Credit Loan.

           "Revolving Credit Loan Termination Date" means 8:00 A.M. San Francisco, California time on December 3, 2001, or such earlier date and time on which the Commitments terminate as provided in this Agreement.

           "Revolving Credit Notes" means the promissory notes of the Borrower payable to the order of the Lenders in the aggregate principal amount of the Revolving Credit Loan, in substantially the form of Exhibit "A-1" hereto, and all extensions, renewals, and modifications thereof.

           "RICO" means the Racketeer Influenced and Corrupt
     Organization Act of 1970, as amended from time to time.

           "SL Participation" means, with respect to any Lender, at any time, the amount of participating interest held by such Lender (or in the case of the Swing Lender, other interests) in respect of the Swing Loan.

            "Subsidiary"means any corporation (or other entity) of which at least a majority of the outstanding shares of stock (or other ownership interests) having by the terms thereof ordinary voting power to elect a majority of the board of directors (or similar governing body) of such corporation (or other entity) (irrespective of whether or not at the time stock (or other ownership interests) of any other class or classes of such corporation (or other entity) shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by the Borrower or one or more of the Subsidiaries or by the Borrower and one or more of the Subsidiaries.

           "Swing Commitment" means an amount (subject to reduction or cancellation as herein provided) equal to Three Million Dollars ($3,000,000).

           "Swing  Lender" means Wells Fargo  Bank  (Texas),
     National Association.

           "Swing Loan" means the swing loan made or to be made hereunder to Borrower pursuant to Section 2.7.

           "Swing Loan Advance" means an Advance under the Swing Loan.

           "Swing Note" means the promissory note of the Borrower payable to the order of the Swing Lender in the principal amount of the Swing Commitment in substantially the form of Exhibit "A-2" hereto, and all extensions, renewals, and modifications thereof.

           "Type" means any type of Advance (i.e., Base Rate
     Advance or Eurodollar Advance).

           "UCC" means the Uniform Commercial Code as in effect in the State of Texas.

      Section 6.2. Other Definitional Provisions. All definitions contained in this Agreement are equally applicable to the singular and plural forms of the terms defined. The words "hereof", "herein", and "hereunder" and words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Unless otherwise specified, all Article and Section references pertain to this Agreement. All accounting terms not specifically defined herein shall be construed in accordance with GAAP. Terms used herein that are defined in the UCC, unless otherwise defined herein, shall have the meanings specified in the UCC.

                         ARTICLE 7.

            Revolving Credit Loan and Swing Loan

      Section 7.1. Commitments. Subject to the terms and conditions of this Agreement, each Lender severally agrees to make one or more Revolving Credit Loan Advances to the
Borrower from time to time from the date hereof to but excluding the Revolving Credit Loan Termination Date in an aggregate principal amount at any time outstanding up to but not exceeding the amount of such Lender's Commitment as then in effect, provided that the aggregate amount of all Revolving Credit Loan Advances at any time outstanding shall not exceed (A) the Commitments, minus (B) the sum of the outstanding Swing Loan Advances and the Letter of Credit Liabilities. Subject to the foregoing limitations, and the other terms and provisions of this Agreement, the Borrower may borrow, repay, and reborrow hereunder the amount of the Commitments by means of Base Rate Advances and Eurodollar Advances and, until the Revolving Credit Loan Termination Date, the Borrower may Convert Revolving Credit Loan Advances of one Type into Revolving Credit Loan Advances of another Type. Revolving Credit Loan Advances of each Type made by each Lender shall be made and maintained at such Lender's Applicable Lending Office for Advances of such Type.

      Section 7.2. Revolving Credit Notes. The obligation of the Borrower to repay each Lender for Revolving Credit Loan Advances made by such Lender and interest thereon shall be evidenced by a Revolving Credit Note executed by the Borrower, payable to the order of such Lender, in the principal amount of such Lender's Commitment dated the date hereof.

     Section 7.3.   Repayment of Revolving Credit Loan.  The
Borrower shall repay the outstanding principal amount of the
Revolving   Credit  Loan  on  the  Revolving   Credit   Loan
Termination Date.

      Section 7.4. Interest. The unpaid principal amount of the Revolving Credit Loan shall bear interest at a varying rate per annum equal from day to day to the lesser of (a) the Maximum Rate, or (b) the Applicable Rate. If at any time the Applicable Rate for any Advance shall exceed the Maximum Rate, thereby causing the interest accruing on such Advance to be limited to the Maximum Rate, then any subsequent reduction in the Applicable Rate for such Advance shall not reduce the rate of interest on such Advance below the Maximum Rate until the aggregate amount of interest accrued on such Advance equals the aggregate amount of interest which would have accrued on such Advance if the Applicable Rate had at all times been in effect. Accrued and unpaid interest on the Revolving Credit Loan Advances shall be due and payable as follows:

                7.4.0.0.0.0.1. in the case of all Base  Rate
          Advances, on each Monthly Payment Date;

           7.4.0.0.0.0.2. in the case of all Eurodollar Advances, on the last day of the Interest Period with respect thereto and, in the case of an Interest Period with a duration greater than three months, at three-month intervals after the first day of such Interest Period;

           7.4.0.0.0.0.3. upon the payment or prepayment of any Eurodollar Advance or the Conversion of any Eurodollar Advance to an Advance of another Type (but only on the principal amount so paid, prepaid, or Converted); and

                7.4.0.0.0.0.4. on the Revolving Credit  Loan
          Termination Date.

Notwithstanding the foregoing, upon the occurrence and during the continuance of an Event of Default, the outstanding principal amounts of all Advances and (to the fullest extent permitted by law) any other amounts payable by the Borrower under any Loan Document shall bear interest at the Default Rate at the Required Lenders' option beginning upon the occurrence of such Event of Default or such later date as selected by the Required Lenders. Interest payable at the Default Rate shall be payable from time to time on demand.

       Section 7.5. Revolving Credit Loan Borrowing Procedure. The Borrower shall give the Agent notice by means of an Advance Request Form of each requested Revolving Credit Loan Advance at least one (1) Business Day before the requested date of each Base Rate Advance, and at least three
(3) Business Days before the requested
date of each Eurodollar Advance, specifying: (a) the requested date of such Revolving Credit Loan Advance (which shall be a Business Day), (b) the amount of such Revolving Credit Loan Advance, (c) the Type of Revolving Credit Loan Advance, and (d) in the case of a Eurodollar Advance, the duration of the Interest Period for such Revolving Credit Loan Advance. Each Eurodollar Advance under the Revolving Credit Loan shall be in a minimum principal amount of One Million Dollars ($1,000,000) or an integral multiple thereof. Each Base Rate Advance under the Revolving Credit Loan shall be in a minimum principal amount of Five Hundred Thousand Dollars ($500,000) or in greater increments of One Hundred Thousand Dollars ($100,000). The Agent shall notify each Lender of the contents of each such notice promptly. Not later than 11:00 A.M. San Francisco, California time on the date specified for each Revolving Credit Loan Advance hereunder, each Lender will make available to the Agent at the Principal Office in immediately available funds, for the account of the Borrower, its pro rata share of each Revolving Credit Loan Advance. After the Agent's receipt of such funds and subject to the other terms and conditions of this Agreement, the Agent will make each Revolving Credit Loan Advance available to the Borrower by depositing the same, in immediately available funds, in an account of the Borrower (designated by the Borrower) maintained with the Agent at the Principal Office. All notices by the Borrower under this Section shall be irrevocable and shall be given not later than 9:00 A.M. San Francisco, California time on the day which is not less than the number of Business Days specified above for such notice.

      Section 7.6. Conversions and Continuations. The Borrower shall have the right from time to time to Convert all or part of a Revolving Credit Loan Advance of one Type into an Advance of another Type or to Continue Eurodollar Advances as Eurodollar Advances by giving the Agent written notice at least one (1) Business Day before Conversion into a Base Rate Advance, and at least three (3) Business Days before Conversion into or Continuation of a Eurodollar Advance, specifying: (a) the Conversion or Continuation date, (b) the amount of the Advance to be Converted or
Continued, (c) in the case of Conversions, the Type of Advance to be Converted into, and (d) in the case of a Continuation of or Conversion into a Eurodollar Advance, the duration of the Interest Period applicable thereto; provided that (i) Eurodollar Advances may only be Converted on the last day of the Interest Period, (ii) except for Conversions into Base Rate Advances, no Conversions shall be made while a Default has occurred and is continuing, and (iii) no more than five (5) Interest Periods shall be in effect at the same time. The Agent shall notify each Lender of the contents of each such notice promptly and in any event not later than one (1) Business Day after receipt thereof. All notices by the Borrower under this Section shall be irrevocable and shall be given not later than 9:00 A.M. San Francisco, California time on the day which is not less than the number of Business Days specified above for such notice. If the Borrower shall fail to give the Agent the notice as specified above for Continuation or Conversion of a Eurodollar Advance prior to the end of the Interest Period with respect thereto, such Eurodollar Advance shall be Converted automatically into a Base Rate Advance on the last day of the then current Interest Period for such Eurodollar Advance.

     Section 7.7.   Swing Loans.

           7.7.0.0.1. Making Swing Loans; Interest Rate. For the convenience of the parties and as an integral part of the transactions contemplated by the Loan Documents, the Swing Lender, solely for its own account, agrees, on the terms and conditions hereinafter set forth, to make Swing Loans to Borrower (which Borrower may repay and reborrow from time to time in accordance with the terms and provisions hereof) from time to time on any Business Day during the period from the date hereof to but excluding the Revolving Credit Loan Termination Date in an aggregate principal amount at any one time outstanding which shall not exceed the Swing Commitment; provided that, the Swing Lender shall not be obligated to make any Swing Loan (i) which when added to the then outstanding Revolving Credit Loan Advances plus the outstanding Letter of Credit Liabilities plus the outstanding Swing Loan Advances would exceed the Commitments, and (ii) at any time after any Lender has refused to purchase a participation in any Swing Loan as provided in Section 2.7(d). All Swing Loans shall bear interest at the lesser of (A) the Maximum Rate and (B) the Base Rate (subject to Section 2.4) and shall be included within the Obligations hereunder. Each Swing Loan shall be subject to all the terms and conditions applicable to the Revolving Credit Loan; provided that, (i) there shall be no minimum Swing Loan Advance amount or repayment for a Swing Loan, and (ii) each Swing Loan shall be available and may be prepaid on same day telephonic notice to be followed promptly with an Advance Request Form (except for telephonic notices of prepayment) from Borrower to the Swing Lender, so long as such notice is received by the Swing Lender prior to 1:00 P.M. (San Francisco, California time).

           7.7.0.0.2. Swing Note. The Swing Loans made by the Swing Lender shall be evidenced by a single promissory note of the Borrower in substantially the form of Exhibit "B-2" hereto, payable to the order of the Swing Lender in a principal amount equal to the Swing Commitment as originally in effect and otherwise duly completed.

          7.7.0.0.3. Repayment of Swing Loans. Upon the earlier to occur of (i) the date fourteen (14) Business Days after each Swing Loan Advance, and (ii) demand by the Swing Lender, Borrower shall promptly borrow Revolving Credit Loans from the Lenders, pursuant to
     Section 2.1 hereof and apply the proceeds of such Revolving Credit Loans to the repayment of such Swing Loan Advance then outstanding.

           7.7.0.0.4. Participation of Lenders. In the event Borrower shall fail to repay any Swing Loan, each Lender shall irrevocably and unconditionally purchase from the Swing Lender an SL Participation in such Swing Loan in lawful money of the United States and in the same day funds, in an amount equal to such Lender's pro rata share (based on the Commitments) of the principal amount of such Swing Loans then outstanding; provided that, no Lender shall be obligated to purchase a participation in the Swing Loans which would cause the outstanding Advances owed to such Lender plus such Lender's pro rata part of outstanding Letter of Credit Liabilities to exceed such Lender's Commitment. If such amount is not in fact made available to the Swing Lender by any Lender, the Swing Lender shall be entitled to recover such amount on demand from such Lender together with accrued interest thereon, for each day from the date of demand therefor, if made prior to 11:00 A.M. (San Francisco, California time) on any Business Day, or, if made at any other time, from the next Business Day following the date of such demand, until the date such amount is paid to the Swing Lender by such Lender at the Federal Funds Rate. If such Lender does not pay such amount forthwith upon the Swing Lender's demand therefor, and until such time as such Lender makes the required payment, the Swing Lender shall be deemed to continue to have outstanding a Swing Loan in the amount of such unpaid participation obligation for all purposes under the Loan Documents other than those provisions requiring the other Lenders to purchase a participation therein. Thereafter, each payment of all or any part of the Obligations evidenced by the Swing Note shall be paid to the Swing Lender for the ratable benefit of the Swing Lender and the Lenders who are participants in the Swing Loan; provided that, with respect to any participation hereunder, all interest accruing on the Swing Loan (or any portion thereof) to which such participation relates prior to the date of purchase of any participation hereunder shall be payable solely to the Swing Lender for its own account.

      Section 7.8. Use of Proceeds. The proceeds of Advances shall be used by the Borrower for working capital in the ordinary course of business, the opening of new pawnshop stores, the acquisition from other Persons of existing pawnshop stores and other general corporate purposes.

      Section 7.9. Fees. (a) On the date hereof and on or prior to each December 6 during the term hereof, the Borrower agrees to pay to the Agent for the account of the Agent an annual agent fee in an amount to be agreed to by the Borrower and the Agent pursuant to a side letter agreement, (b) The Borrower agrees to pay to the Agent for the account of the Lenders a Commitment Fee (herein so called) on the average daily unused amount of such Lender's Commitment for the period from and including the date of this Agreement to and including the Revolving Credit Loan Termination Date, at the rate specified in Section 2.10 below, based on a 360 day year and the actual number of days elapsed. The accrued Commitment Fee shall be payable in arrears on each Quarterly Payment Date and on the Revolving Credit Loan Termination Date. For the purpose of calculating the Commitment Fee hereunder, the Commitments shall be deemed utilized by the amount of all Advances under the Revolving Credit Loan and all Letter of Credit Liabilities and without giving effect to any Advances under the Swing Loan.

      Section  7.10.   Determination of  Eurodollar  Margin,
Commitment Fee and Base Rate Margin. The Eurodollar Margin, the Commitment Fee and the Base Rate Margin shall be defined and determined as follows:

           "Commitment Fee" shall mean (i) during the period from the date hereof and ending on but not including the first Adjustment Date (as defined below), one quarter of one percent (.25%) per annum; and

     (ii) during each period, from and including one Adjustment Date to but excluding the next Adjustment Date (herein a "Calculation Period"), the percent per annum set forth in the table below in this Section 2.10 under the heading "Commitment Fee" opposite the Leverage Ratio calculated for the completed four (4) Fiscal Quarters which immediately preceded the beginning of the applicable Calculation Period.

           "Base Rate Margin" shall mean (i) during the period commencing on the date hereof and ending on but not including the first Adjustment Date, zero percent (0%) per annum, and (ii) during each Calculation Period, the percent per annum set forth in the table below in this Section 2.10 under the heading "Base Rate Margin" opposite the Leverage Ratio calculated for the completed four (4) Fiscal Quarters which immediately preceded the beginning of the applicable Calculation Period.

           "Eurodollar Margin" shall mean (i) during the period commencing on the date hereof and ending on but not including the first Adjustment Date, one and one eighth percent (1.125%) per annum, and (ii) during each Calculation Period, the percent per annum set forth in the table below in this Section 2.10 under the heading "Eurodollar Margin" opposite the Leverage Ratio calculated for the completed four (4) Fiscal Quarters which immediately preceded the beginning of the applicable Calculation Period.

                     Commitment   Eurodolla    Base
        Leverage     Fee           r Margin    Rate
        Ratio                                 Margin
        Greater
        than or      0.25%        1.375%     0%
        equal to
        3.0 to 1.0
        Greater
        than or
        equal to     0.25%        1.125%     0%
        2.0 to 1.0
        but less
        than 3.0
        to 1.0
        Less than    0.25%        0.875%     0%
        2.0 to 1.0
      Upon delivery of the Quarterly Certificate pursuant to
Section 8.1(c) in connection with the financial statements required to be delivered pursuant to Section 8.1(b) at the end of each Fiscal Quarter commencing with such Quarterly Certificate delivered at the end of the Fiscal Quarter ending on December 31, 1998, the Commitment Fee, the
Eurodollar Margin and the Base Rate Margin shall automatically be adjusted as set forth in the table above, such automatic adjustment to take effect as of the first Business Day after the receipt by the Agent of the related Quarterly Certificate (each such Business Day when the Commitment Fee, Eurodollar Margin or Base Rate Margin is adjusted pursuant to this sentence or below, herein an "Adjustment Date"). If the Borrower fails to deliver such Quarterly Certificate which so sets forth the Leverage Ratio within the period of time required by Section 8.1(c), the Commitment Fee, the Eurodollar Margin and the Base Rate Margin shall automatically be adjusted to highest applicable percentage set forth in the grid above, such automatic adjustment to take effect as of the first Business Day after the last day on which the Borrower was required to deliver the applicable Quarterly Certificate in accordance with
Section 8.1(c) and to remain in effect until subsequently adjusted in accordance herewith upon the delivery of a Quarterly Certificate.

     Section 7.11.  Reduction or Termination of Commitments.

          7.11.0.0.1. Optional. The Borrower shall have the right to terminate in whole or reduce in part the unused portion of the Commitments (including the Swing Commitment) upon at least five (5) Business Days prior notice (which notice shall be irrevocable) to the Agent and each Lender specifying the effective date thereof, whether a termination or reduction is being made, and the amount of any partial reduction, provided that each partial reduction shall be in the amount of Five Million Dollars ($5,000,000) (or in the case of the Swing Commitment, One Million Dollars [$1,000,000]) or an integral multiple thereof and the Commitments (other than the Swing Commitment) shall not be reduced below the outstanding Letter of Credit Liabilities, and the Borrower shall simultaneously prepay the amount by which the unpaid principal amount of the Advances and outstanding Letter of Credit Liabilities exceeds the Commitments (after giving effect to such notice) plus accrued and unpaid interest on the principal amount so prepaid. The Commitments may not be reinstated after they have been terminated or reduced. In addition the Swing Commitment may never be less than the Commitments (exclusive of the Swing Commitment).

           7.11.0.0.2. Mandatory. On the date of each sale of assets (other than the sale of Inventory in the ordinary course of business or the sale and leaseback of certain real property owned by the Borrower) by the Borrower or any Subsidiary resulting in Net Proceeds which, when aggregated with the Net Proceeds from all other such sale of assets in the same Fiscal Year, exceed Three Million Dollars ($3,000,000) (such excess being referred to herein as the "Excess Net Proceeds"),
     (i) the Commitments shall automatically reduce by the amount equal to 100% of the Excess Net Proceeds from the sale of assets occurring on such date, and (ii) the Borrower shall simultaneously prepay the amount by which the unpaid principal amount of the Advances plus the Letter of Credit Liabilities exceeds the Commitments (after giving effect to such reduction) plus accrued and unpaid interest on the principal amount so prepaid.

                         ARTICLE 8.

                      Letters of Credit

     Section 8.1.   Letters of Credit.

          8.1.0.0.1.     Subject to the terms and conditions
     of this Agreement, the Issuing

     Bank agrees to issue one or more standby Letters of Credit for the account of the Borrower from time to time from the date hereof to but excluding the Revolving Credit Loan Termination Date; provided, however, that the outstanding Letter of Credit Liabilities shall not at any time exceed the lesser of
     (i) Five Million Dollars ($5,000,000.00), and (ii) an amount equal to (A) the Commitments, minus (B) the sum of the outstanding Advances. Each Letter of Credit shall have an expiration date not beyond the earlier of
     (a) one year from the date of issuance of such Letter of Credit or (b) the Revolving Credit Loan Termination Date, shall be payable in Dollars, must support a transaction that is entered into in the ordinary course of the Borrower's business, must be satisfactory in form and substance to the Issuing Bank, and shall be issued pursuant to such documents and instruments (including, without limitation, the Issuing Bank's standard application for issuance of letters of credit as then in effect) as the Issuing Bank may require. No Letter of Credit shall require any payment by the Issuing Bank to the beneficiary thereunder pursuant to a drawing prior to the third Business Day following presentment of a draft and any related documents to the Issuing Bank.

           8.1.0.0.2. By the issuance of each Letter of Credit and without any further action on the part of the Issuing Bank or any of the Lenders in respect thereof, the Issuing Bank hereby grants to each Lender and each Lender hereby agrees to acquire from the Issuing Bank a participation in each Letter of Credit and the related Letter of Credit Liabilities, effective upon the issuance thereof without recourse or warranty, equal to such Lender's pro rata share (based on the Commitments) of such Letter of Credit and Letter of Credit Liabilities. In furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Issuing Bank, as and when required by Section 3.4, such Lender's pro rata share of each Letter of Credit Disbursement. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this Section 3.1(b) in respect of each Letter of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including without limitation the occurrence and continuance of any Default, and that each such payment shall be made without any offset, abatement, withholding, or reduction whatsoever. This agreement to grant and acquire participations is an agreement between the Issuing Bank and the Lenders, and neither Borrower nor any beneficiary of a Letter of Credit shall be entitled to rely thereon. Borrower agrees that each Lender purchasing a participation from the Issuing Bank pursuant to this Section 3.1(b) may exercise all its rights to payment against Borrower including the right of setoff, with respect to such participation as fully as if such Lender were the direct creditor of Borrower in the amount of such participation.

           8.1.0.0.3. The Issuing Bank agrees with each Lender that it shall transfer to such Lender, without any offset, abatement, withholding, or reduction whatsoever, such Lender's proportionate share of any payment of a reimbursement obligation of Borrower with respect to a Letter of Credit Disbursement, including interest payments made to the Issuing Bank on such Letter of Credit Disbursement, based on the proportion that the payment made by such Lender to the Issuing Bank in respect of the principal amount of such Letter of Credit Disbursement bears to the outstanding principal amount of such Letter of Credit Disbursement.

             8.1.0.0.4. Schedule 1.1b contains a description of all letters of credit which were issued pursuant to the Existing Credit Agreement and which are to remain outstanding under this Agreement. Each of the Existing LCs shall constitute a Letter of Credit for all purposes of this Agreement and shall, for purposes of this Agreement, be deemed issued on the date hereof.

     Section 8.2. Procedure for Issuing Letters of Credit. Each Letter of Credit shall be issued on at least three (3) Business Days prior notice from Borrower to the Issuing Bank by means of a Letter of Credit Request Form describing the transaction proposed to be supported thereby and specifying
(a) the date on which such Letter of Credit is to be issued (which shall be a Business Day) and the face amount thereof,
(b) the name and address of the beneficiary, (c) whether such Letter of Credit shall permit a single drawing or multiple drawings, (d) the conditions permitting the drawing or drawings thereunder, (e) whether the draft thereunder shall be a sight or time draft and, if the latter, the date when the draft shall be payable, (f) the form of the draft and any other documents required to be presented at the time of any drawing (such notice to set forth the exact wording of such documents or to attach copies thereof), and (g) the expiration date of such Letter of Credit. Upon fulfillment of the applicable conditions precedent in Article VI, the Issuing Bank shall make the applicable Letter of Credit available to Borrower or, if so requested by Borrower, to the beneficiary of the Letter of Credit.

      Section 8.3. Presentment and Reimbursement. (a) Promptly upon receipt of any documents purporting to represent a demand for payment under a Letter of Credit, the Issuing Bank shall give notice to Borrower of the receipt thereof, which notice may be telephonic. If the Issuing Bank shall have determined that a demand for payment under a Letter of Credit appears on its face to be in conformity with the terms and conditions of such Letter of Credit, the Issuing Bank shall give notice to Borrower, which notice may be telephonic, of the receipt and amount of such drawing and the date on which payment thereon will be made. If Borrower shall not have discharged in full by 8:00 A.M., San Francisco,

California time on the date of such payment, its obligation to reimburse the Issuing Bank in the amount of such drawing under such Letter of Credit, then the amount of such drawing for which the Issuing Bank shall not have been reimbursed by Borrower shall be paid by Borrower to the Issuing Bank or, to the extent the Issuing Bank shall have received payments with respect to such drawing from the Lenders, to the Issuing Bank for the account of the Lenders, within three
(3) Business Days after the date of such drawing (but in any event before the Revolving Credit Loan Termination Date), together with interest on such amount at the Default Rate from the date of payment by the Issuing Bank to the beneficiary under the Letter of Credit (each such payment made after 8:00 A.M., San Francisco, California time on such due date to be deemed to be made on the next succeeding Business Day). The obligations of Borrower under this
Section   3.3   shall   be  unconditional,   absolute,   and
irrevocable in all respects.

      Section 8.4. Payment. If the Issuing Bank shall pay any draft presented under a Letter of Credit issued by it and if the Borrower shall not have discharged in full its reimbursement obligation by 8:00 A.M., San Francisco,
California time on the date of such Letter of Credit Disbursement, then the Issuing Bank shall as promptly as practicable give telephonic (which shall be promptly confirmed in writing) or facsimile notice to each Lender of the date of such payment and the amount of such payment and each Lender shall pay to the Issuing Bank, in immediately available funds, not later than 1:00 P.M., San Francisco, California time on the date of such payment (or, if Issuing Bank shall notify the Lenders of such payment after 9:00 A.M., San Francisco, California time, then not later than 10:00 A.M., San Francisco, California time on the next succeeding Business Day), an amount equal to such Lender's pro rata share of such drawing; provided that, if any Lender shall for any reason fail to pay the Issuing Bank its pro rata share of the drawing on the date of such payment, the Issuing Bank shall itself fund such Lender's pro rata share while retaining the right to proceed against such Lender for reimbursement therefor. In the event that the Issuing Bank shall fund a Lender's pro rata share of a drawing, the amount so funded shall bear interest at a rate per annum equal to the Federal Funds Rate and shall be payable by such Lender when it reimburses the Issuing Bank for funding its pro rata part (with interest to accrue from and including the date of such funding to and excluding the date of reimbursement). In the event that a Lender, after notice, pays its pro rata share of a drawing hereunder and such payment is not required to fund a Letter of Credit Disbursement, the Issuing Bank shall return such payment to the Lender with interest calculated at a rate per annum equal to the Federal Funds Rate (with interest to accrue from and including the date of such funding to and excluding the date of return). The obligation of each Lender to pay to the Issuing Bank such Lender's pro rata part of any drawing under a Letter of Credit shall be absolute and unconditional under any and all circumstances (including without limitation the passage of the Revolving Credit Loan Termination Date), and such obligations shall be several and not joint.

      Section 8.5. Letter of Credit Fee. Borrower shall pay to the Agent, for the account of the Lenders, a nonrefundable letter of credit fee payable on the date each Letter of Credit is issued and on each quarterly anniversary date thereof in an amount equal to the applicable Eurodollar Margin multiplied by the undrawn amount of such Letter of
Credit, based on a 360 day year and the actual number of days in the stated term of such Letter of Credit. In addition, the Borrower shall pay to the Issuing Bank, solely for its own account as issuer of Letters of Credit, nonrefundable fronting, amendment, transfer, negotiation and other fees as determined in accordance with the Issuing Bank's current fee policy, a copy of which has been provided to the Borrower.

      Section  8.6.   Obligations Absolute.  The obligations
of Borrower under this Agreement and the other Loan Documents (including without limitation the obligation of Borrower to reimburse the Issuing Bank for draws under any Letter of Credit) shall be absolute, unconditional, and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement and the other Loan
Documents under all circumstances whatsoever, including without limitation the following circumstances:

            8.6.0.0.1.       Any   lack   of   validity   or
     enforceability  of any Letter of Credit  or  any  other
     Loan Document;

           8.6.0.0.2.     Any amendment or waiver of or  any
     consent to departure from any Loan Document;

            8.6.0.0.3. The existence of any claim, set-off, counterclaim, defense or other rights which Borrower, any Obligated Party, or any other Person may have at any time against any beneficiary of any Letter of Credit, the Issuing Bank, any Lender, the Agent, or any other Person, whether in connection with this Agreement or any other Loan Document or any unrelated transaction;

           8.6.0.0.4. Any statement, draft, or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid, or insufficient in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;

           8.6.0.0.5. Payment by the Issuing Bank under any Letter of Credit against presentation of a draft or other document which does not comply with the terms of such Letter of Credit; or
          8.6.0.0.6. Any other circumstance or happening whatsoever, whether or not similar to any of the foregoing.

      Section 8.7. Limitation of Liability. Borrower assumes all risks of the acts or omissions of any beneficiary of any Letter of Credit with respect to its use of such Letter of Credit. Neither the Issuing Bank, the Lenders, the Agent, nor any of their officers or directors shall have any responsibility or liability to Borrower or any other Person for: (a) the failure of any draft to bear any reference or adequate reference to any Letter of Credit, or the failure of any documents to accompany any draft at negotiation, or the failure of any Person to surrender or to take up any Letter of Credit or to send documents apart from drafts as required by the terms of any Letter of Credit, or the failure of any Person to note the amount of any instrument on any Letter of Credit, each of which requirements, if contained in any Letter of Credit itself, it is agreed may be waived by the Issuing Bank, (b) errors, omissions, interruptions, or delays in transmission or delivery of any messages, (c) the validity, sufficiency, or genuineness of any draft or other document, or any endorsement(s) thereon, even if any such draft, document or endorsement should in fact prove to be in any and all respects invalid, insufficient, fraudulent, or forged or any statement therein is untrue or inaccurate in any respect,
(d)  the  payment by the Issuing Bank to the beneficiary  of any Letter of Credit against presentation of any draft or other document that does not comply with the terms of the Letter of Credit, or (e) any other circumstance whatsoever in making or failing to make any payment under a Letter of Credit. Borrower shall have a claim against the Issuing Bank, and the Issuing Bank shall be liable to Borrower, to the extent of any direct, but not consequential, damages suffered by Borrower which Borrower proves in a final nonappealable judgment were caused by (i) the Issuing Bank's willful misconduct or gross negligence in determining whether documents presented under any Letter of Credit complied with the terms thereof or (ii) the Issuing Bank's willful failure to pay under any Letter of Credit after presentation to it of documents strictly complying with the terms and conditions of such Letter of Credit. The Issuing Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

                         ARTICLE 9.

                          Payments

      Section 9.1. Method of Payment. Except as provided in Article III, all payments of principal, interest, and other amounts to be made by the Borrower under this Agreement and the other Loan Documents shall be made to the Agent at the Principal Office for the account of each
Lender's Applicable Lending Office in Dollars and in immediately available funds, without setoff, deduction, or counterclaim, not later than 11:00 A.M., San Francisco, California time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). The Borrower shall, at the time of making each such payment, specify to the Agent the sums payable by the Borrower under this Agreement and the other Loan Documents to which such payment is to be applied (and in the event that the Borrower fails to so specify, or if an Event of Default has occurred and is continuing, the Agent may apply such payment to the Obligations in such order and manner as it may elect in its sole discretion, subject to
Section 4.4 hereof). Each payment received by the Agent under this Agreement or any other Loan Document for the account of a Lender shall be paid by the Agent to such Lender, in immediately available funds, for the account of such Lender's Applicable Lending Office within one (1) Business Day following receipt thereof. Whenever any payment under this Agreement or any other Loan Document shall be stated to be due on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of the payment of interest and the Commitment Fee, as the case may be.

     Section 9.2. Voluntary Prepayment. The Borrower may, upon at least one (1) Business Days prior notice to the Agent in the case of Base Rate Advances (except for Swing Loan Advances), and at least three (3) Business Days prior notice to the Agent in the case of Eurodollar Advances, voluntarily prepay the Advances in whole at any time or from time to time in part without premium or penalty but with accrued interest to the date of prepayment on the amount so prepaid, provided that (a) Eurodollar Advances may be prepaid only on the last day of the Interest Period for such Advances, and (b) each partial prepayment shall be in the principal amount of One Million Dollars ($1,000,000) or an integral multiple thereof. All notices under this Section shall be irrevocable and shall be given not later than 9:00 A.M. San Francisco, California, time on the day which is not less than the number of Business Days specified above for such notice.

     Section 9.3.   Mandatory Prepayments.

           9.3.0.0.1. If at any time the amount equal to the sum of (i) the outstanding principal amount of all Advances under the Revolving Credit Loan and the Swing Loan, plus (ii) the Letter of Credit Liabilities exceeds the aggregate amount of the Commitments, the Borrower shall promptly prepay the outstanding Advances by the amount of the excess or, if no Advances are outstanding, the Borrower shall immediately pledge to the Agent cash or Cash Equivalent Investments (subject to no other Liens) in an amount equal to the excess as security for the Obligations. Any such mandatory prepayments shall be applied first to Swing Loan Advances then to Base Rate Advances under the Revolving Credit Loan, then to Eurodollar Advances and then to the Letter of Credit Liabilities.

            9.3.0.0.2.      After  any  reduction   in   the
     Commitments pursuant to Section 2.11, the Borrower shall promptly prepay the outstanding Advances by the amount which the sum of the outstanding principal amount of the Advances under the Revolving Credit Loan and the Swing Loan plus the Letter of Credit Liabilities exceeds the aggregate amount of the Commitments, as reduced.

           9.3.0.0.3. Upon the issuance, sale or other disposition of any shares of equity securities (or any securities convertible or exchangeable for any such shares, or any rights, warrants, or options to subscribe for or purchase any such shares), by the Borrower or any Subsidiary, the Borrower shall promptly prepay the Advances by an amount equal to 100% of the Net Proceeds of any such issuances. Any such mandatory prepayments shall be applied first to Swing Loan Advances then to Base Rate Advances under the Revolving Credit Loan, then to Eurodollar Advances and then to the Letter of Credit Disbursements for which the Issuing Bank has not been reimbursed by the Borrower.

      Section 9.4. Pro Rata Treatment. Except to the extent otherwise provided herein: (a) each Revolving Credit Loan Advance shall be made by the Lenders under Section 2.1, each payment of the Commitment Fee under Section 2.9 and each payment of the Letter of Credit fee under Section 3.5 (except as provided therein) shall be made for the account of  the  Lenders, and each termination or reduction  of  the
Commitments  under  Section 2.11 shall  be  applied  to  the
Commitments of the Lenders, pro rata according to the respective Commitments; (b) the making, Conversion, and Continuation of Advances of a particular Type (other than Conversions provided for by Section 5.4) shall be made pro rata among the Lenders holding Advances of such Type according to the amounts of their respective Commitments;
(c) each payment and prepayment of principal of or interest on Advances by the Borrower or any Obligated Party of a particular Type shall be made to the Agent for the account of the Lenders holding Advances of such Type pro rata in accordance with the respective unpaid principal amounts of such Advances held by such Lenders; (d) any and all other monies received by the Agent from any source other than pursuant to any of (a) through (c) hereinabove (including, without limitation, from the Borrower or any Guarantor) to be applied against the Obligations shall be for the pro rata benefit and account of the Lenders based upon each Lender's aggregate outstanding Advances of all Types and LC Participations and SL Participations to the aggregate outstanding Advances of all Types and LC Participations and SL Participations of all Lenders; and (e) the Lenders shall purchase from the Issuing Bank and the Swing Lender pursuant to Section 4.1 and Section 2.7 respectively, participations in the Letters of Credit and the related Letter of Credit Liabilities and the Swing Loans respectively, pro rata in accordance with their Commitments.

      Section 9.5. Non-Receipt of Funds by the Agent. Unless the Agent shall have been notified by a Lender or the Borrower (the "Payor") prior to the date on which such Lender is to make payment to the Agent hereunder or the Borrower is to make a payment to the Agent for the account of one or more of the Lenders, as the case may be (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Agent, (a) the recipient of such payment shall, on demand, pay to the Agent the amount made available to it together with interest thereon in respect of the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to
(i) if recovered from a Lender, at the Federal Funds Rate for such period and (ii) if recovered from the Borrower, the rate of interest applicable to the respective Loan, as determined pursuant to Section 2.4 and (b) Agent shall be entitled to offset against any and all sums to be paid to such recipient, the amount calculated in accordance with the foregoing clause (a).
      Section 9.6. Withholding Taxes. All payments by the Borrower of principal of and interest on the Advances and in reimbursement of draws under any Letter of Credit and of all fees and other amounts payable under any Loan Document are payable without deduction for or on account of any present or future taxes, duties or other charges levied or imposed by the United States of America or by the government of any jurisdiction outside the United States of America or by any political subdivision or taxing authority of or in any of the foregoing through withholding or deduction with respect to any such payments. If any such taxes, duties or other charges are so levied or imposed, the Borrower will pay additional interest or will make additional payments in such amounts so that every net payment of principal of and interest on the Advances and of all other amounts payable by it under any Loan Document, after withholding or deduction for or on account of any such present or future taxes, duties or other charges, will not be less than the amount provided for herein or therein, provided that the Borrower shall have no obligation to pay such additional amounts to any Lender to the extent that such taxes, duties, or other charges are levied or imposed by reason of the failure of such Lender to comply with the provisions of Section 4.7. The Borrower shall furnish promptly to the Agent for distribution to each affected Lender, as the case may be, official receipts evidencing any such withholding or reduction.

      Section 9.7. Withholding Tax Exemption. Each Lender that is not incorporated under the laws of the United States of America or a state thereof agrees that it will deliver to the Borrower and the Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Lender is entitled to receive payments from the Borrower under any Loan Document without deduction or withholding of any United States federal income taxes. Each Lender which so delivers a Form 1001 or 4224 further undertakes to deliver to Borrower and the Agent two additional copies of such form (or a successor form) on or before the date such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Agent, in each case certifying that such Lender is entitled to receive payments from the Borrower under any Loan Document without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises the Borrower and the Agent that it is not capable of receiving such payments without any deduction or withholding of United States federal income tax.

      Section 9.8. Computation of Interest. Interest on the Advances and all other amounts payable by the Borrower hereunder shall be computed on the basis of a year of 360 days and the actual number of days elapsed (including the first day but excluding the last day) unless such calculation would result in a usurious rate, in which case interest shall be calculated on the basis of a year of 365 or 366 days, as the case may be.

                         ARTICLE 10.

 Yield Protection; Limitations on Advances; Capital Adequacy

     Section 10.1.  Additional Costs.

           10.1.0.0.1. The Borrower shall pay directly to each Lender from time to time such amounts as such Lender may determine to be necessary to compensate it for any costs incurred by such Lender which such Lender determines are attributable to its making or maintaining of any Eurodollar Advances hereunder or its obligation to make any of such Advances hereunder, or any reduction in any amount receivable by such Lender hereunder in respect of any such Advances or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change which:

                    10.1.0.0.1.0.1.     changes the basis of
          taxation of any amounts payable to such Lender under this Agreement or its Note in respect of any of such Advances (other than taxes imposed on the overall net income of such Lender or its Applicable Lending Office for any of such Advances by the jurisdiction in which such Lender has its principal office or such Applicable Lending Office);

                     10.1.0.0.1.0.2.     imposes or modifies
          any reserve, special deposit, minimum capital, capital ratio, or similar requirement relating to any extensions of credit or other assets of, or any deposits with or other liabilities or commitments of, such Lender (including any of such Advances or any deposits referred to in the definition of "Eurodollar Rate" in Section 1.1 hereof); or

                     10.1.0.0.1.0.3.     imposes  any  other
          condition affecting this Agreement or the Notes or any of such extensions of credit or liabilities or commitments.

     Each Lender will notify the Borrower of any event occurring after the date of this Agreement which will entitle such Lender to compensation pursuant to this
     Section 5.1(a) as promptly as practicable after it obtains knowledge thereof and determines to request such compensation, and will designate a different Applicable Lending Office for the Advances affected by such event if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of such Lender, violate any law, rule, or regulation or be in any way disadvantageous to such Lender, provided that such Lender shall have no obligation to so designate an Applicable Lending Office located in the United States of America. Each Lender will furnish the Borrower with a certificate setting forth the basis and the amount of each request of such Lender for compensation under this
     Section 5.1(a). If any Lender requests compensation from the Borrower under this Section 5.1(a), the Borrower may, by notice to such Lender (with a copy to the Agent) suspend the obligation of such Lender to make or Continue making, or Convert Advances into, Advances of the Type with respect to which such compensation is requested until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 5.4 hereof shall be applicable).

           10.1.0.0.2. Without limiting the effect of the foregoing provisions of this Section 5.1, in the event that, by reason of any Regulatory Change, any Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on Eurodollar Advances is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes Eurodollar Advances or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if such Lender so elects by notice to the Borrower (with a copy to the Agent), the obligation of such Lender to make or Continue making, or Convert Advances into, Eurodollar Advances hereunder shall be suspended until such Regulatory Change ceases to be in effect (in which case the provisions of Section 5.4 hereof shall be applicable).

           10.1.0.0.3. Determinations and allocations by any Lender for purposes of this Section 5.1 of the effect of any Regulatory Change on its costs of maintaining its obligations to make Eurodollar Advances or of making or maintaining Eurodollar Advances or on amounts receivable by it in respect of Eurodollar Advances, and of the additional amounts required to compensate such Lender in respect of any Additional Costs, shall be conclusive, provided that such determinations and allocations are made on a reasonable basis.

       Section  10.2.   Limitation  on  Types  of  Advances.
Anything herein to the contrary notwithstanding, if with respect to any Eurodollar Advances for any Interest Period therefor:

            10.2.0.0.1. The Agent determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition of "Eurodollar Rate" in Section 1.1 hereof are not being provided in the relative amounts or for the relative maturities for purposes of determining the rate of interest for such Advances as provided in this Agreement; or

           10.2.0.0.2. Required Lenders determine (which determination shall be conclusive absent manifest error) and notify the Agent that the relevant rates of interest referred to in the definition of "Eurodollar Rate" in Section 1.1 hereof on the basis of which the rate of interest for such Advances for such Interest Period is to be determined do not accurately reflect the cost to the Lenders of making or maintaining such Advances for such Interest Period;

then the Agent shall give the Borrower prompt notice thereof specifying the relevant amounts or periods, and so long as such condition remains in effect, the Lenders shall be under no obligation to make additional Eurodollar Advances or to Convert Base Rate Advances into Eurodollar Advances and the Borrower shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Advances, either prepay such Eurodollar Advances or Convert such Eurodollar Advances into Base Rate Advances in accordance with the terms of this Agreement.

      Section 10.3. Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to
(a) honor its obligation to make Eurodollar Advances hereunder or (b) maintain Eurodollar Advances hereunder, then such Lender shall promptly notify the Borrower (with a copy to the Agent) thereof and such Lender's obligation to make or maintain Eurodollar Advances and to Convert Base Rate Advances into Eurodollar Advances hereunder shall be suspended until such time as such Lender may again make and maintain Eurodollar Advances (in which case the provisions of Section 5.4 hereof shall be applicable).

      Section 10.4. Treatment of Affected Advances. If the Eurodollar Advances of any Lender (such Eurodollar Advances being hereinafter called "Affected Advances") are to be Converted pursuant to Section 5.1 or 5.3 hereof, such Lender's Affected Advances shall be automatically Converted into Base Rate Advances on the last day(s) of the then current Interest Period(s) for the Affected Advances (or, in the case of a Conversion required by Section 5.1(b) or 5.3 hereof, on such earlier date as such Lender may specify to the Borrower with a copy to the Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 5.1 or 5.3 hereof which gave rise to such Conversion no longer exist:

           10.4.0.0.1. To the extent that such Lender's Affected Advances have been so Converted, all payments and prepayments of principal which would otherwise be applied to such Lender's Affected Advances shall be applied instead to its Base Rate Advances; and

           10.4.0.0.2. All Affected Advances which would otherwise be made or Continued by such Lender as Eurodollar Advances shall be made as or Converted into Base Rate Advances and all Affected Advances of such Lender which would otherwise be Converted into Eurodollar Advances shall be Converted instead into (or shall remain as) Base Rate Advances.

If such Lender gives notice to the Borrower (with a copy to the Agent) that the circumstances specified in Section 5.1 or 5.3 hereof which gave rise to the Conversion of such Lender's Affected Advances pursuant to this Section 5.4 no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when Affected Advances are outstanding, such Lender's Base Rate Advances shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Affected Advances to the extent necessary so that, after giving effect thereto, all Eurodollar Advances held by the Lenders holding Eurodollar Advances and by such Lender are held pro rata (as to principal amounts, and Interest Periods) in accordance with their respective Commitments.

     Section 10.5. Compensation. The Borrower shall pay to the Agent for the account of each Lender, upon the request of such Lender through the Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost, or expense incurred by it as a result of:

            10.5.0.0.1. Any payment, prepayment or Conversion of a Eurodollar Advance for any reason (including, without limitation, the acceleration of the outstanding Advances pursuant to Section 11.2) on a date other than the last day of an Interest Period for such Eurodollar Advance; or

          10.5.0.0.2. Any failure by the Borrower for any reason (including, without limitation, the failure of any conditions precedent specified in Article VI to be satisfied) to borrow, Convert, or prepay a Eurodollar Advance on the date for such borrowing, Conversion, or prepayment, specified in the relevant notice of borrowing, prepayment, or Conversion under this Agreement.

      Section 10.6. Capital Adequacy. If after the date hereof, any Lender shall have determined that the adoption or implementation of any applicable law, rule, or regulation regarding capital adequacy (including, without limitation, any law, rule, or regulation implementing the Basle Accord), or any change therein, or any change in the interpretation or administration thereof by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or compliance by such Lender (or its parent) with any guideline, request, or directive regarding capital adequacy (whether or not having the force of law) of any central bank or other Governmental Authority (including, without limitation, any guideline or other requirement implementing the Basle Accord), has or would have the effect of reducing the rate of return on such Lender's (or its parent's) capital as a consequence of its obligations hereunder or the transactions contemplated hereby to a level below that which such Lender (or its parent) could have achieved but for such adoption, implementation, change or compliance (taking into consideration such Lender's policies with respect to capital adequacy) by an amount deemed by such Lender to be material, then from time to time, within ten (10) Business Days after demand by such Lender (with a copy to the Agent), the Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender (or its parent) for such reduction. A certificate of such Lender claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive, provided that the determination thereof is made on a reasonable basis. In determining such amount or amounts, such Lender may use any reasonable averaging and attribution methods.

      Section 10.7. Additional Costs in Respect of Letters of Credit. If as a result of any Regulatory Change there shall be imposed, modified, or deemed applicable any tax, reserve, special deposit, or similar requirement against or with respect to or measured by reference to Letters of Credit issued or to be issued hereunder or the Issuing Bank's commitment to issue Letters of Credit hereunder, and the result shall be to increase the cost to the Issuing Bank of issuing or maintaining any Letter of Credit or its commitment to issue Letters of Credit hereunder or reduce any amount receivable by the Issuing Bank hereunder in respect of any Letter of Credit (which increase in cost, or reduction in amount receivable, shall be the result of the Issuing Bank's reasonable allocation of the aggregate of such increases or reductions resulting from such event), then, upon demand by the Issuing Bank, the Borrower agrees to pay the Issuing Bank, from time to time as specified by the Issuing Bank, such additional amounts as shall be sufficient to compensate the Issuing Bank for such increased costs or reductions in amount. A statement as to such increased costs or reductions in amount incurred by the Issuing Bank, submitted by the Issuing Bank to the Borrower, shall be conclusive as to the amount thereof, provided that the determination thereof is made on a reasonable basis.

                         ARTICLE 11.

                    Conditions Precedent

           Section 11.1. Initial Extension of Credit. The obligation of each Lender to make its initial Advance and of the Issuing Bank to issue the initial Letter of Credit, is subject to the condition precedent that the Agent shall have received on or before the day of such Advance or Letter of Credit all of the following, each dated (unless otherwise
indicated)   the   date  hereof,  in  form   and   substance
satisfactory to the Agent:

           11.1.0.0.1. Resolutions. Resolutions of the Board of Directors of the Borrower and each Guarantor certified by its Secretary or an Assistant Secretary which authorize the execution, delivery, and performance of the Loan Documents to which it is or is to be a party;

             11.1.0.0.2. Incumbency Certificate. A certificate of incumbency certified by the Secretary or an Assistant Secretary of the Borrower and each Guarantor certifying the names of each of its officers authorized to sign the Loan Documents to which it is or is to be a party (including the certificates contemplated herein) together with specimen signatures of such officers;

           11.1.0.0.3.     Articles  of  Incorporation.  The
     articles  or  certificate  of  incorporation   of   the
     Borrower and each Guarantor certified by the Secretary of State of the state of its incorporation;

          11.1.0.0.4.    Bylaws.  The bylaws of the Borrower
     and each Guarantor certified by the Secretary or an Assistant Secretary;

             11.1.0.0.5.       Governmental    Certificates.
     Certificates of the appropriate government officials of the state of incorporation of the Borrower and each Guarantor as to its existence and good standing and certificates of appropriate government officials of each state in which the Borrower and the Guarantor is required to qualify to do business and where failure to so qualify could reasonably be expected to have a Material Adverse Effect, as to the Borrower's and each such Guarantor's qualification to do business and good standing in such state, all dated a current date;

           11.1.0.0.6.    Notes.  The Notes executed by  the
     Borrower;

           11.1.0.0.7.    Guaranty.  A Guaranty executed  by
     each Guarantor;

           11.1.0.0.8.     Contribution and  Indemnification
     Agreement.     A   Contribution   and   Indemnification
     Agreement executed by the Borrower and the Guarantors.

           11.1.0.0.9. Opinion of Counsel. A favorable opinion of legal counsel to the Borrower and each Guarantor satisfactory to the Agent, as to such matters as the Agent or the Required Lenders may reasonably request;

            11.1.0.0.10. Attorneys' Fees and Expenses. Evidence that the costs and expenses (including attorneys' fees) referred to in Section 13.1, to the extent incurred, shall have been paid in full by the Borrower;

             11.1.0.0.11. Termination Agreement. A termination agreement in form and substance reasonably satisfactory to the Agent confirming the prior credit facilities provided pursuant to that certain Amended and Restated Loan Agreement dated as of November 24,1994, as amended by and among Borrower, the lenders party thereto and Wells Fargo Bank (Texas), National Association, as agent (the "Existing Credit
     Agreement"), shall be terminated and paid in full effective as of the date hereof.

       Section 11.2. All Extensions of Credit. The obligation of each Lender to make any Advance and of the Issuing Bank to issue any Letter of Credit (including the initial Advance and the initial Letter of Credit) is subject to the following additional conditions precedent:

           11.2.0.0.1. Advance Request Form, Telephonic Request, or Letter of Credit Request Form. The Agent in respect of Revolving Credit Loan Advances, the Swing Lender in respect of Swing Loan Advances, and the Issuing Bank in respect of Letters of Credit shall have received, in accordance with Section 2.5, 2.7 or 3.2, as the case may be, an Advance Request Form. a telephonic request, or Letter of Credit Request Form, as applicable, executed by an authorized officer of the Borrower;

          11.2.0.0.2.    No Default or Event of Default.  No
     Default or Event of Default shall have occurred and be continuing, or would result from such Advance or Letter of Credit;

           11.2.0.0.3. Representations and Warranties. All of the representations and warranties contained in
     Article VII hereof and in the other Loan Documents shall be true and correct in all material respects on and as of the date of such Advance or issuance of Letter of Credit with the same force and effect as if such representations and warranties had been made on and as of such date except to the extent such representations and warranties speak to a specific date;

            11.2.0.0.4. No Material Adverse Effect. Neither any Material Adverse Effect or any material adverse change in the financial or capital markets shall have occurred since the date of the most recent financial statements delivered to the Agent and the Lenders pursuant to Section 8.1 hereof; and

            11.2.0.0.5. Additional Documentation. The Agent shall have received such additional approvals, opinions, or documents as the Agent or its legal counsel, Winstead Sechrest & Minick P.C., may reasonably request.

                         ARTICLE 12.

               Representations and Warranties

      To induce the Agent, the Issuing Bank, and the Lenders to enter into this Agreement, the Borrower represents and warrants to the Agent, the Issuing Bank, and the Lenders that:

      Section 12.1. Existence. The Borrower and each Subsidiary (a) is a corporation (or other entity as set forth on Schedule 7.14) duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation or organization; (b) has all requisite power and authority to own its assets and carry on its business as now being or as proposed to be conducted; and
(c) is qualified to do business in all jurisdictions in which the nature of its business makes such qualification necessary and where failure to so qualify would have a Material Adverse Effect. The Borrower and each Guarantor have the power and authority to execute, deliver, and perform its obligations under the Loan Documents to which it is or may become a party.

      Section 12.2. Financial Statements. The Borrower has delivered to the Agent audited consolidated financial statements of the Borrower and its Subsidiaries as at and for the fiscal year ended September 30, 1997, and unaudited consolidated financial statements of the Borrower and its
Subsidiaries for the nine (9)-month period ended June 30, 1998. Such financial statements are true and correct, have been prepared in accordance with GAAP, and fairly and accurately present, on a consolidated basis, the financial condition of the Borrower and its Subsidiaries as of the respective dates indicated therein and the results of operations for the respective periods indicated therein. As of the date hereof, neither the Borrower nor any of its Subsidiaries has any material contingent liabilities, liabilities for taxes, unusual forward or long-term commitments, or unrealized or anticipated losses from any unfavorable commitments except as referred to or reflected in such financial statements, and there has been no Material Adverse Effect since the effective date of the most recent financial statements referred to in this Section.

      Section 12.3. Action; No Breach. The execution, delivery, and performance by the Borrower and each Guarantor of the Loan Documents to which it is or may become a party, and compliance with the terms and provisions hereof and thereof have been duly authorized by all requisite action on the part of the Borrower and each Guarantor and do not and will not (a) violate or conflict with, or result in a breach of, or require any consent, other than such consents which have been obtained and copies of which have been provided to the Agent, under (i) the articles of incorporation or bylaws or the applicable organizational documents of the Borrower or any Guarantor, (ii) any applicable law, rule, or regulation or any order, writ, injunction, or decree of any Governmental Authority or arbitrator, or (iii) any agreement or instrument to which the Borrower or any of the Guarantors is a party or by which any of them or any of their property is bound or subject, or
(b) constitute a default under any such agreement or instrument, or result in the creation or imposition of any Lien upon any of the revenues or assets of the Borrower or any Guarantor.

     Section 12.4. Operation of Business. The Borrower and each of its Subsidiaries possess all licenses, permits, franchises, patents, copyrights, trademarks, and tradenames, or rights thereto, necessary to conduct their respective businesses substantially as now conducted and as presently proposed to be conducted, and the Borrower and each of its Subsidiaries are not in violation of any valid rights of others with respect to any of the forgoing except where such violation individually or in combination with all other such violations could not reasonably be expected to have a Material Adverse Effect.

      Section 12.5. Litigation and Judgments. There is no action, suit, investigation, or proceeding before or by any Governmental Authority or arbitrator pending, or to the knowledge of the Borrower, threatened against or affecting the Borrower or any Subsidiary, that could, if adversely determined, reasonably be expected to have a Material Adverse Effect. As of the date hereof, there are no outstanding judgments against the Borrower or any Subsidiary.

      Section  12.6.   Rights  in  Properties;  Liens.   The
Borrower and each Subsidiary have good and indefeasible title to or valid leasehold interests in their respective properties and assets, real and personal, including the properties, assets, and leasehold interests reflected in the financial statements described in Section 7.2, and none of the properties, assets, or leasehold interests of the Borrower or any Subsidiary is subject to any Lien, except as permitted by Section 9.2.

      Section 12.7. Enforceability. The Loan Documents to which the Borrower or a Guarantor is a party, when delivered, shall constitute the legal, valid, and binding obligations of the Borrower or such Guarantor, as applicable, enforceable against the Borrower or such
Guarantor, as applicable, in accordance with their respective terms, except as limited by bankruptcy, insolvency, or other laws of general application relating to the enforcement of creditors' rights and general principles of equity.

      Section 12.8. Approvals. No authorization, approval, or consent of, and no filing or registration with, any Governmental Authority or third party is or will be necessary for the execution, delivery, or performance by the Borrower of this Agreement and by the Borrower or any Guarantor of the other Loan Documents to which the Borrower or such Guarantor, as applicable, is or may become a party or for the validity or enforceability thereof.

     Section 12.9. Debt. The Borrower and the Subsidiaries have no Debt, except as permitted by Section 9.1.

     Section 12.10. Taxes. The Borrower and each Subsidiary have filed all tax returns (federal, state, and local)
required to be filed, including all income, franchise, employment, property, and sales tax returns, and have paid all of their respective liabilities for taxes, assessments, governmental charges, and other levies that are due and payable other than those being contested in good faith by appropriate proceedings diligently pursued for which adequate reserves have been established. The Borrower knows of no pending investigation of the Borrower or any Subsidiary by any taxing authority or of any pending but unassessed tax liability of the Borrower or any Subsidiary.

      Section 12.11. Use of Proceeds; Margin Securities. Neither the Borrower nor any Subsidiary is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulations T, U, or X of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock.

      Section 12.12. ERISA. As of the date hereof, the Borrower, each Subsidiary, ERISA Affiliate, and each Plan are in compliance in all material respects with all applicable provisions of ERISA and the Code except for events of noncompliance that will not have a Material Adverse Effect. Neither a Reportable Event nor a Prohibited Transaction has occurred and is continuing with respect to any Plan. No notice of intent to terminate a Plan has been filed, nor has any Plan been terminated. No circumstances exist which constitute grounds entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan, nor has the PBGC instituted any such proceedings. Neither the Borrower nor any ERISA Affiliate has completely or partially withdrawn from a Multiemployer Plan. The Borrower and each ERISA Affiliate have met their minimum funding requirements under ERISA with respect to all of their Plans, and no "accumulated funding deficiency" (for which an excise tax is due or would be due in the absence of a waiver) as defined in Section 412 of the Code or Section 302(a)(2) of ERISA, whichever may apply, has been incurred with respect to any Plan, whether or not waived. The present value of all vested benefits under each Plan do not exceed the fair market value of all Plan assets allocable to such benefits, determined on a termination basis as of the most recent valuation date of the Plan and in accordance with ERISA. Neither the Borrower nor any ERISA Affiliate has incurred any liability to the PBGC under ERISA. Neither the Borrower nor any ERISA Affiliate is subject to any lien imposed under Section 412(n) of the Code or Section 302(f) or 4068 of ERISA, whichever may apply, with respect to any Plan. Neither the Borrower nor any ERISA Affiliate is required to provide security to a Plan under Section 401(a)(29) of the Code.

      Section 12.13. Disclosure. All factual information (taken as a whole) furnished by or on behalf of the Borrower in writing to the Agent or any Lender (including, without limitation, all information contained in the Loan Documents) for purposes of or in connection with this Agreement, the other Loan Documents or any transaction contemplated herein or therein is, and all other such factual information (taken as a whole) hereafter furnished by or on behalf of the Borrower to the Agent or any Lender, will be true and accurate in all material respects on the date as of which such information is dated or certified and not incomplete by omitting to state any fact necessary to make such information (taken as a whole) not misleading in any material respect at such time in light of the circumstances under which such information was provided.

      Section 12.14. Subsidiaries. As of the date hereof, the Borrower has no Subsidiaries other than those listed on
Schedule 7.14 hereto, and Schedule 7.14 (a) sets forth the type of each Subsidiary listed thereon, (b) sets forth the jurisdiction of incorporation or organization of each Subsidiary, and the percentage of the Borrower's ownership of the outstanding voting stock or other ownership interests of each Subsidiary. All of the outstanding capital stock of each corporate Subsidiary has been validly issued, is fully paid, and is nonassessable. There are no outstanding
subscriptions,  options,  warrants,  calls,  or  rights   to
acquire, and no outstanding securities or instruments convertible into, capital stock of any Subsidiary except as listed on Schedule 7.14.

      Section 12.15. Agreements. Neither the Borrower nor any Subsidiary is a party to any indenture, loan, or credit agreement, or to any lease or other agreement or instrument, or subject to any charter or corporate restriction which could reasonably be expected to have a Material Adverse Effect. Neither the Borrower nor any Subsidiary is in default in any material respect in the performance, observance, or fulfillment of any of the obligations, covenants, or conditions contained in any agreement or instrument material to its business to which it is a party other than defaults which could not reasonably be expected to have a Material Adverse Effect.

      Section 12.16. Compliance with Laws. Neither the Borrower nor any Subsidiary is in violation of any law, rule, regulation, order, or decree of any Governmental Authority or arbitrator, other than violations which could not reasonably be expected to have a Material Adverse Effect.

      Section  12.17. Investment Company Act.   Neither  the
Borrower nor any Subsidiary is an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

      Section 12.18. Public Utility Holding Company Act. Neither the Borrower nor any Subsidiary is a "holding company"' or a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company" or a "public utility" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     Section 12.19. Environmental Matters. Except for those matters which will not have a Material Adverse Effect:

           12.19.0.0.1. The Borrower, each Subsidiary, and all of their respective properties, assets, and operations are in full compliance with all Environmental Laws. The Borrower is not aware of, nor has the Borrower received notice of, any past, present, or future conditions, events, activities, practices, or incidents which may interfere with or prevent the compliance or continued compliance of the Borrower and the Subsidiaries with all Environmental Laws;

           12.19.0.0.2. The Borrower and each Subsidiary have obtained all permits, licenses, and authorizations that are required under applicable Environmental Laws, and all such permits are in good standing and the Borrower and its Subsidiaries are in compliance with all of the terms and conditions of such permits;

           12.19.0.0.3. No Hazardous Materials exist on, about, or within or have been used, generated, stored, transported, disposed of on, or Released from any of the properties or assets of the Borrower or any Subsidiary. The use which the Borrower and the Subsidiaries make and intend to make of their respective properties and assets will not result in the use, generation, storage, transportation, accumulation, disposal, or Release of any Hazardous Material on, in, or from any of their properties or assets except in compliance with Environmental Laws;

          12.19.0.0.4. Neither the Borrower nor any of its Subsidiaries nor any of their respective currently or previously owned or leased properties or operations is subject to any outstanding or, to the best of its knowledge, threatened order from or agreement with any Governmental Authority or other Person or subject to any judicial or docketed administrative proceeding with respect to (i) failure to comply with Environmental Laws, (ii) Remedial Action, or (iii) any Environmental Liabilities arising from a Release or threatened Release;

            12.19.0.0.5. There are no conditions or circumstances associated with the currently or previously owned or leased properties or operations of the Borrower or any of its Subsidiaries that could reasonably be expected to give rise to any Environmental Liabilities;

          12.19.0.0.6. Neither the Borrower nor any of its Subsidiaries is a treatment, storage, or disposal facility requiring a permit under the Resource Conservation and Recovery Act, 42 U.S.C. 6901 et seq., regulations thereunder or any comparable provision of state law. The Borrower and its Subsidiaries are in compliance with all applicable financial responsibility requirements of all Environmental Laws;

          12.19.0.0.7.   Neither the Borrower nor any of its
     Subsidiaries has filed or failed to file any notice required under applicable Environmental Law reporting a Release; and

            12.19.0.0.8.     No  Lien  arising   under   any
     Environmental Law has attached to any property or revenues of the Borrower or its Subsidiaries.

                         ARTICLE 13.

                     Positive Covenants

      The Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or any Lender has any Commitment hereunder, or the Issuing Bank has any obligation to issue Letters of Credit hereunder, the Borrower will perform and observe the following positive covenants:

      Section  13.1.  Reporting Requirements.  The  Borrower
will  furnish  to  the  Agent, the Issuing  Bank,  and  each
Lender:

           13.1.0.0.1. Annual Financial Statements. As soon as available, and in any event within one hundred twenty (120) days after the end of each Fiscal Year of the Borrower and the Subsidiaries, beginning with the Fiscal Year ending September 30, 1998, (i) a copy of the annual audited financial statements of the Borrower and the Subsidiaries for such fiscal year containing, on a consolidated basis, balance sheets and statements of income, retained earnings, and cash flow as at the end of such Fiscal Year and for the 12-month period then ended, in each case setting forth in comparative form the figures for the preceding Fiscal Year, all in reasonable detail and audited and certified by Ernst & Young, or other independent certified public accountants of recognized standing acceptable to the Agent, to the effect that such report has been prepared in accordance with GAAP; and (ii) a certificate of such independent certified public accountants to the Agent and the Lenders (A) stating that in the course of their audit they have not become aware of any Default or Event of Default or specifying any Defaults or Events of Default of which they are aware, and (B) stating that nothing came to their attention that the calculations set forth in the officer's certificate delivered simultaneously therewith, as of the date of the balance sheet, were not prepared in accordance with the audited financial statements;

          13.1.0.0.2. Quarterly Financial Statements. As soon as available and in any event within fifty (50)
     days after the end of each Fiscal Quarter in each Fiscal Year of the Borrower a copy of an unaudited financial report of the Borrower and the Subsidiaries as of the end of such Fiscal Quarter and for the portion of the Fiscal year then ended, containing, on a consolidated basis, balance sheets and statements of income, retained earnings, and cash flow in each case setting forth in comparative form the figures for the corresponding period of the preceding Fiscal Year, all in reasonable detail certified by the chief financial officer of the Borrower to have been prepared in accordance with GAAP and to fairly and accurately present (subject to year-end audit adjustments) the financial condition and results of operations of the Borrower and the Subsidiaries, on a consolidated basis, at the date and for the periods indicated therein;

           13.1.0.0.3. Quarterly Certificate. As soon as available, and in any event within fifty (50) days, after the end of each Fiscal Quarter of each Fiscal Year of the Borrower, a certificate of the chief financial officer of the Borrower (i) stating that to the best of such officer's knowledge, no Default has occurred and is continuing, or if a Default has occurred and is continuing, a statement as to the nature thereof and the action that is proposed to be taken with respect thereto, and (ii) showing in reasonable detail the most recent Fiscal Quarter calculations demonstrating compliance with Article X, and accompanied by a certificate executed by the Borrower representing that attached thereto is a current (as of the date thereof) list of existing store locations owned or leased by Borrower and each Guarantor;

           13.1.0.0.4. Projections. As soon as available and in any event not later than thirty (30) days prior to the end of each Fiscal Year, projections of consolidated financial statements of the Borrower and its Subsidiaries for the upcoming Fiscal Year;

           13.1.0.0.5. Management Letters. Promptly upon receipt thereof, a copy of any management letter or written report submitted to the Borrower or any Subsidiary by independent certified public accountants with respect to the business, condition (financial or otherwise), operations, prospects, or properties of the Borrower or any Subsidiary;

           13.1.0.0.6. Notice of Litigation. Promptly after the commencement thereof, notice of all actions, suits, and proceedings before any Governmental Authority or arbitrator affecting the Borrower or any Subsidiary which, if determined adversely to the Borrower or such Subsidiary, could reasonably be expected to have a Material Adverse Effect;

           13.1.0.0.7. Notice of Default. As soon as possible and in any event within ten (10) days after the Borrower knows of the occurrence of each Default, a written notice setting forth the details of such Default and the action that the Borrower has taken and proposes to take with respect thereto;

           13.1.0.0.8. ERISA Reports. Promptly after the filing or receipt thereof, copies of all reports, including annual reports, and notices which the Borrower or any ERISA Affiliate files with or receives from the PBGC or the U.S. Department of Labor under ERISA; and as soon as possible and in any event within five (5) days after the Borrower or any ERISA Affiliate knows or has reason to know that any Reportable Event (as to which the thirty day notice requirement to the PBGC has not been waived) or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or the Borrower or any Subsidiary or any ERISA Affiliate has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, a certificate of the chief financial officer of the Borrower setting forth the details as to such Reportable Event or Prohibited Transaction or Plan termination and the action that the Borrower proposes to take with respect thereto;

           13.1.0.0.9. Notice of Material Adverse Effect. As soon as possible and in any event within ten (10) days after the Borrower knows of the occurrence thereof, written notice of any matter that could reasonably be expected to have a Material Adverse Effect;

           13.1.0.0.10. Proxy Statements, Etc. As soon as available, one copy of each financial statement, report, notice or proxy statement sent by the Borrower or any Subsidiary to its stockholders generally and one copy of each regular, periodic or special report, registration statement, or prospectus filed by the Borrower or any Subsidiary with any securities exchange or the Securities and Exchange Commission or any successor agency; and

           13.1.0.0.11.    General  Information.   Promptly,
     such other information concerning the Borrower or any Subsidiary as the Agent or any Lender may from time to time reasonably request.

      Section 13.2. Maintenance of Existence; Conduct of Business. The Borrower will preserve and maintain, and will cause each Subsidiary to preserve and maintain, its corporate (or partnership) existence and all of its leases, privileges, licenses, permits, franchises, qualifications, and rights that are necessary or desirable in the ordinary conduct of its business. The Borrower will conduct, and will cause each Subsidiary to conduct, its business in an orderly and efficient manner in accordance with good business practices customary in the industry in which the Borrower and the Subsidiaries are engaged.

     Section 13.3. Maintenance of Properties. The Borrower will maintain, keep, and preserve, and cause each Subsidiary to maintain, keep, and preserve, all of its properties (tangible and intangible) necessary or useful in the proper conduct of its business in good working order and condition (ordinary wear and tear excepted).

     Section 13.4. Taxes and Claims. The Borrower will pay or discharge, and will cause each Subsidiary to pay or discharge, at or before maturity or before becoming delinquent (a) all taxes, levies, assessments, and governmental charges imposed on it or its income or profits or any of its property, and (b) all lawful claims for labor, material, and supplies, which, if unpaid, might become a Lien upon any of its property; provided, however, that neither the Borrower nor any Subsidiary shall be required to pay or discharge any tax, levy, assessment, or governmental charge which is being contested in good faith by appropriate proceedings diligently pursued, and for which adequate reserves have been established.

      Section 13.5. Insurance. The Borrower will maintain, and will cause each of the Subsidiaries to maintain, insurance with financially sound and reputable insurance companies in such amounts and covering such risks as is usually carried by corporations engaged in similar businesses and owning similar properties in the same general areas in which the Borrower and the Subsidiaries operate, provided that in any event the Borrower will maintain and cause each Subsidiary to maintain workmen's compensation insurance, property insurance, comprehensive general liability insurance, reasonably satisfactory to the Agent.

      Section 13.6. Inspection Rights. At any reasonable time and from time to time, the Borrower will permit, and will cause each Subsidiary to permit, representatives of the Agent and each Lender to examine, copy, and make extracts from its books and records, to visit and inspect its properties,  and  to discuss its business,  operations,  and financial condition with its officers, employees, and independent certified public accountants.

     Section 13.7. Keeping Books and Records. The Borrower will maintain, and will cause each Subsidiary to maintain, proper books of record and account in which full, true, and correct entries in conformity with GAAP shall be made of all dealings and transactions in relation to its business and activities.

     Section 13.8. Compliance with Laws. The Borrower will comply, and will cause each Subsidiary to comply, in all respects with all applicable laws, rules, regulations, orders, and decrees of any Governmental Authority or arbitrator other than such non-compliance which could not reasonably be expected to have a Material Adverse Effect.

       Section 13.9. Compliance with Agreements. The Borrower will comply, and will cause each Subsidiary to comply, in all respects with all agreements, contracts, and instruments binding on it or affecting its properties or business other than such non-compliance which could not reasonably be expected to have a Material Adverse Effect.

      Section 13.10. Further Assurances; Subsidiary Guaranty and Contribution and Indemnification Agreement. The Borrower will, and will cause each Subsidiary to, execute and deliver such further agreements and instruments and take such further action as may be reasonably requested by the Agent to carry out the provisions and purposes of this
Agreement and the other Loan Documents. Without limiting the foregoing, upon the creation or acquisition of any Subsidiary, the Borrower shall (a) provide written notice of such event to the Agent within five (5) Business Days following the date the Borrower has knowledge thereof and
(b) cause each such domestic Subsidiary to execute and deliver a Guaranty, a Contribution and Indemnification
Agreement, and such other documentation as the Agent may request to cause such domestic Subsidiary to evidence or otherwise implement the guaranty of the Obligations contemplated by a Guaranty or a Contribution and Indemnification Agreement within thirty (30) calendar days following the date the Borrower has knowledge thereof. If any Subsidiary is created or acquired after the date hereof, the Borrower shall execute and deliver to the Agent (a) an amendment to Schedule 7.14 to this Agreement (which only needs the signature of the Agent to be effective if the only change is the addition of the new Subsidiary) and (b) any other documents which would have otherwise been required to be delivered to the Agent and the Lenders if such Subsidiary had been a Subsidiary as of the date hereof.

      Section 13.11. ERISA. The Borrower will comply, and will cause each Subsidiary to comply, with all minimum funding requirements, and all other material requirements of ERISA, if applicable, so as not to give rise to any liability thereunder which could reasonably be expected to have a Material Adverse Effect.

      Section 13.12. Year 2000 Compliance. Borrower shall and shall cause each Subsidiary to, perform all acts reasonably necessary to ensure that (i) Borrower and each Subsidiary and any business in which Borrower or a
Subsidiary holds a substantial interest, and (ii) all customers, suppliers and vendors that are material to Borrower's and each Subsidiary's business, become Year 2000 Compliant in a timely manner. Such acts shall include, without limitation, performing a comprehensive review and assessment of all of Borrower's and each Subsidiary's systems and adopting a detailed plan, with itemized budget, for the remediation, monitoring and testing of such systems. As used in this paragraph, "Year 2000 Compliant" shall mean, in regard to any entity, that all software, hardware, firmware, equipment, goods or systems utilized by or material to the business operations or financial condition of such entity, will properly perform date sensitive functions before, during and after the year 2000. Borrower shall, immediately upon request, provide to the Agent such certifications or other evidence of Borrower's compliance with the terms of this paragraph as the Agent may from time to time require.

                         ARTICLE 14.

                     Negative Covenants

      The Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or any Lender has any Commitment hereunder or the Issuing Bank has any obligation to issue Letters of Credit hereunder, the Borrower will perform and observe the following negative covenants:

      Section  14.1.   Debt.  The Borrower will  not  incur,
create, assume, or permit to exist, and will not permit any Subsidiary to incur, create, assume, or permit to exist, any Debt, except:

          14.1.0.0.1.    Debt to the Lenders and the Issuing
     Bank pursuant to the Loan Documents;

          14.1.0.0.2.    Debt listed on Schedule 9.1; and

           14.1.0.0.3. (i) Debt in addition to that specifically described in clauses (a) and (b) above not to exceed Five Million Dollars ($5,000,000) in the aggregate, and (ii) Debt incurred in connection with unsecured seller financing as part of an acquisition not to exceed Ten Million Dollars ($10,000,000) in the aggregate, minus the amount of any Debt incurred pursuant to clause (i) above.

      Section 14.2. Limitation on Liens. The Borrower will not incur, create, assume, or permit to exist, and will not permit any Subsidiary to incur, create, assume, or permit to exist, any Lien upon any of its property, assets, or revenues, whether now owned or hereafter acquired, except:

                (a)   Liens  disclosed on Schedule  9.2
          hereto and Liens in favor of the Agent for the benefit of the Lenders;

                (b)   Liens for taxes, assessments,  or
          other governmental charges which are not delinquent or which are being contested in good faith and for which adequate reserves have been established;

                (c)   Liens  of mechanics, materialmen,
          warehousemen,  carriers,  or  other   similar
          statutory Liens securing obligations that are
          not  yet due and are incurred in the ordinary
          course of business;
                (d)   Liens  resulting from good  faith
          deposits  to  secure  payments  of  workmen's
          compensation   or   other   social   security
          programs or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, contracts (other than for payment of Debt), or leases made in the ordinary course of business; and

                 (e)   Purchase  money  Liens  securing
          Permitted Debt described in Section 9.1(b) and (c)(i); provided that. the Debt secured by any such Lien encumbers only the asset so purchased.

     Neither Borrower nor any Subsidiary shall enter into or assume any agreement (other than the Loan Documents) prohibiting the creation or assumption of any Lien upon its properties or assets whether now owned or hereafter acquired; provided that in connection with the creation of purchase money Liens permitted hereby, the Borrower or the Subsidiary may agree that it will not permit any other Liens to encumber the assets subject to such purchase money Lien. Further, Borrower will not and will not permit any Subsidiaries directly or indirectly to create or otherwise cause or suffer to exist to become effective any consensual encumbrance or restriction of any kind on the ability of any Subsidiary to: (i) pay dividends or make any other distribution on any of such Subsidiaries' capital stock owned by Borrower or any Subsidiary of Borrower;
(ii) subject to subordination provisions pay any Debt owed to Borrower or any other Subsidiary; (iii) make loans or advances to Borrower or any other Subsidiary; or
(iv) transfer any of its properties or assets to Borrower or any other Subsidiary not restricted hereby.

     Section 14.3. Mergers, Etc. The Borrower will not, and will not permit any Subsidiary to become a party to a merger or consolidation, or to purchase or otherwise acquire all or a substantial part of the business or assets of any Person (other than pawnshop stores in the ordinary course of business) or any shares or other equity interest of any Person (whether or not certificated), or wind-up, dissolve, or liquidate itself; provided that, (i) a domestic Subsidiary may wind-up, dissolve or liquidate if no Default exists or would result therefrom and its assets are transferred to Borrower or another domestic Subsidiary; (ii) a foreign Subsidiary may wind-up, dissolve or liquidate if no Default exists or would result therefrom; (iii) any Subsidiary may merge with and into Borrower if Borrower is the surviving entity and no Default exists or would result therefrom; (iv) any Subsidiary may merge with and into any other domestic Subsidiary if the domestic Subsidiary is the surviving entity, no Default exists or would result therefrom and Section 8.10 is complied with; (v) any foreign Subsidiary may merge with any other foreign Subsidiary if no Default exists or would result therefrom; and (vi) the Borrower or a Subsidiary may make investments permitted under Section 9.5 hereof.

      Section 14.4. Restricted Payments. The Borrower will not redeem, purchase, retire, or otherwise acquire any of its capital stock; provided, that the Borrower may redeem shares of its capital stock in an aggregate amount not to exceed Thirty Million Dollars ($30,000,000).

      Section  14.5.   Investments.  The Borrower  will  not
make, and will not permit any Subsidiary to make, any advance, loan, extension of credit, or capital contribution to or investment in, or purchase or own, or permit any Subsidiary to purchase or own, any stock, bonds, notes, debentures, or other securities of, any Person, except:

             14.5.0.0.1.      readily   marketable    direct
     obligations of the United States of America or any agency thereof with maturities of eighteen (18) months or less from the date of acquisition;

            14.5.0.0.2. fully insured certificates of deposit with maturities of one year or less from the date of acquisition issued by any commercial bank operating in the United States of America having capital and surplus in excess of Fifty Million Dollars ($50,000,000);

           14.5.0.0.3. commercial paper of a domestic issuer if at the time of purchase such paper is rated in one of the two highest rating categories of Standard and Poor's Corporation or Moody's Investors Service, Inc.;

           14.5.0.0.4. auction rate preferred stock and municipal bonds that at the time of purchase are rated in one of the two highest rating categories of Standard & Poor's Corporation or Moody's Investment Services, Inc.;

          14.5.0.0.5.    money market funds and mutual funds
     that   invest  in  securities  deemed  acceptable   for
     outright purchase;

            14.5.0.0.6. investments in Subsidiaries existing on the date of this Agreement and investments in subsequently created domestic Subsidiaries formed for the purpose of expanding the Borrower's business into a new state;

           14.5.0.0.7.     pawn loans to  customers  in  the
     ordinary course of business; and

            14.5.0.0.8. any loans or investments not covered in the previous sections of this Section 9.4 not to exceed Ten Million Dollars ($10,000,000) for any such individual loan or investment (except for the Thirteen Million Dollar [$13,000,000] investment in Albemarle & Bond Holdings plc) and not to exceed Thirty Million Dollars ($30,000,000) in the aggregate.

     Section 14.6. Limitation on Issuance of Capital Stock. The Borrower will not permit any of its Subsidiaries to, at any time issue, sell, assign, or otherwise dispose of (a) any of its capital stock (or any equivalent interest therein), (b) any securities exchangeable for or convertible into or carrying any rights to acquire any of its capital stock (or any equivalent interest therein), or (c) any option, warrant, or other right to acquire any of its capital stock (or any equivalent interest therein).

      Section 14.7. Transactions With Affiliates. The Borrower will not enter into, and will not permit any Subsidiary to enter into, any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate of the Borrower or such Subsidiary, except in the ordinary course of and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate of the Borrower or such Subsidiary.

      Section 14.8. Disposition of Assets. The Borrower will not sell, lease, assign, transfer, or otherwise dispose (collectively "Dispositions") of any of its assets, or permit any Subsidiary to do so with any of its assets in excess of Three Million Dollars ($3,000,000) per Fiscal Year, except for (a) Dispositions of inventory in the ordinary course of business, (b) Dispositions to a Guarantor as to which Agent has in its possession an executed Guaranty, (c) Dispositions in addition to those described in
(a) and (b) above, for which the Borrower and the Subsidiaries have received fair consideration, and
(d) Dispositions which result in the sale, sale and leaseback or exchange of up to Fifteen Million Dollars
($15,000,000) of property owned by the Borrower as of September 30, 1998, upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate of the Borrower or such Subsidiary.

      Section 14.9. Nature of Business. The Borrower will not, and will not permit any Subsidiary to, engage in any business other than the businesses in which they are engaged on the date hereof and businesses related or incidental thereto. Without in any way limiting the foregoing, related businesses shall include, but not be limited to, the following: check-cashing, money wires, Pay-Day Advance Loans (hereinafter defined), jewelry sales and other financial services incidental to the foregoing. As used herein, the term "Pay-Day Advance Loans" means loans made by the Borrower or any Subsidiary in accordance with past business practices which are anticipated to be repaid by the proceeds of post-dated checks.

      Section 14.10. Environmental Protection. The Borrower will not, and will not permit any of its Subsidiaries to,
(a) use (or permit any tenant to use) any of their respective properties or assets for the handling, processing, storage, transportation, or disposal of any Hazardous Material, (b) generate any Hazardous Material, (c) conduct any activity that is likely to cause a Release or threatened Release of any Hazardous Material, or (d) otherwise conduct any activity or use any of their respective properties or assets in any manner that is likely to violate any Environmental Law or create any Environmental Liabilities for which the Borrower or any of its Subsidiaries would be responsible.

      Section 14.11. Accounting. The Borrower will not, and will not permit any of its Subsidiaries to, change its Fiscal Year or make any change in accounting treatment or reporting practices, except as permitted by GAAP and disclosed to the Agent.

      Section 14.12. Prepayment of Debt. The Borrower will not, and will not permit any Subsidiary to, prepay any Debt except the Obligations.

                         ARTICLE 15.

                     Financial Covenants

      The Borrower covenants and agrees that, as long as the Obligations or any part thereof are outstanding or any Lender has any Commitment hereunder or the Issuing Bank has any obligation to issue Letters of Credit hereunder, the Borrower will perform and observe the following financial covenants:

      Section 15.1. Consolidated Net Worth. Beginning with the Fiscal Quarter ending December 31, 1998, the Borrower will at all times maintain Consolidated Net Worth in an amount not less than (a) One Hundred Twenty Million Dollars ($120,000,000) plus (b) an amount equal to seventy-five percent (75%) of Consolidated Net Income (not less than zero
(0) dollars [$0.00]) for all periods subsequent to the Fiscal Quarter ending December 31, 1998, plus (c) an amount equal to one hundred percent (100%) of the Net Proceeds of all equity offerings (including conversions of debt securities into common stock) of the Borrower subsequent to the date of this Agreement.

      Section 15.2. Leverage Ratio. Beginning with the Fiscal Quarter ending December 31, 1998, Borrower will at all times maintain a Leverage Ratio of not greater than
(a) 3.50 to 1.0 through and including September 30, 2000 and
(b) 3.25 to 1.00 from October 1, 2000 and thereafter.

     Section 15.3. Capital Expenditures. Borrower will not permit the aggregate amount of Capital Expenditures of Borrower and the Subsidiaries to exceed Thirty Million
Dollars ($30,000,000) during any Fiscal Year.

      Section  15.4.   Inventory Turnover.   Borrower  on  a
consolidated  basis will at all times maintain an  Inventory
Turnover of not of not less than 1.75.

      Section  15.5.  Fixed Charge Coverage Ratio.  Borrower
will at all times maintain a Fixed Charge Coverage Ratio of not less than 1.50 to 1.0.

                         ARTICLE 16.

                           Default

       Section  16.1.   Events  of  Default.   Each  of  the
following shall be deemed an "Event of Default":

          16.1.0.0.1.    The Borrower shall fail to pay when
     due the Obligations or any part thereof.

          16.1.0.0.2. Any representation or warranty made or deemed made by the Borrower or any Obligated Party (or any of their respective officers) in any Loan
     Document or in any certificate, report, notice, or financial statement furnished at any time in connection with this Agreement shall be false, misleading, or erroneous in any material respect when made or deemed to have been made.

          16.1.0.0.3. The Borrower shall fail to perform, observe, or comply with any covenant, agreement, or term contained in Section 8.1, Article IX, or Article X of this Agreement; or the Borrower or any Obligated Party shall fail to perform, observe, or comply with any other covenant, agreement, or term contained in this Agreement or any other Loan Document (other than covenants to pay the Obligations) and such failure shall continue for a period of fifteen (15) days.

           16.1.0.0.4. The Borrower, any Subsidiary, or any Obligated Party shall commence a voluntary proceeding seeking liquidation, reorganization, or other relief with respect to itself or its debts under any bankruptcy, insolvency, or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian, or other similar official of it or a substantial part of its property or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it or shall make a general assignment for the benefit of creditors or shall generally fail to pay its debts as they become due or shall take any corporate action to authorize any of the foregoing.

           16.1.0.0.5. An involuntary proceeding shall be commenced against the Borrower, any Subsidiary, or any Obligated Party seeking liquidation, reorganization, or other relief with respect to it or its debts under any bankruptcy, insolvency, or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official for it or a substantial part of its property, and such involuntary proceeding shall remain undismissed and unstayed for a period of thirty (30) days.

           16.1.0.0.6. The Borrower, any Subsidiary, or any Obligated Party shall fail to discharge within a period of forty-five (45) days after the commencement thereof any attachment, sequestration, or similar proceeding or proceedings involving an aggregate amount in excess of Two Hundred Fifty Thousand Dollars ($250,000.00) against any of its assets or properties.

           16.1.0.0.7. A final judgment or judgments for the payment of money in excess of Two Hundred Fifty Thousand Dollars ($250,000.00) in the aggregate shall be rendered by a court or courts against the Borrower, any of its Subsidiaries, or any Obligated Party and the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured, within forty-five (45) days from the date of entry thereof and the Borrower or the relevant Subsidiary or Obligated Party shall not, within said period of forty-five (45) days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal.

           16.1.0.0.8. The Borrower, any Subsidiary, or any Obligated Party shall fail to pay when due any principal of or interest on any Material Debt (hereinafter defined) (other than the Obligations), or the maturity of any such Debt shall have been accelerated, or any such Debt shall have been required to be prepaid prior to the stated maturity thereof, or any event shall have occurred that permits any holder or holders of such Debt or any Person acting on behalf of such holder or holders to accelerate the maturity thereof or require any such prepayment. For purposes of this clause (h) the term "Material Debt" means Debt owed by the Borrower or any Subsidiary the principal amount of which exceeds Two Hundred Fifty Thousand Dollars ($250,000).

           16.1.0.0.9. This Agreement or any other Loan Document shall cease to be in full force and effect or shall be declared null and void or the validity or enforceability thereof shall be contested or challenged by the Borrower, any Subsidiary, any Obligated Party or any of their respective shareholders, or the Borrower or any Obligated Party shall deny that it has any further liability or obligation under any of the Loan Documents.

           16.1.0.0.10. Any of the following events shall occur or exist with respect to the Borrower or any ERISA Affiliate: (i) any Prohibited Transaction involving any Plan; (ii) any Reportable Event with respect to any Plan; (iii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance that might constitute grounds entitling the PBGC to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution by the PBGC of any such proceedings; or (v) complete or partial withdrawal under Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency, or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, have subjected or could in the reasonable opinion of Required Banks subject the Borrower to any tax, penalty, or other liability to a Plan, a Multiemployer Plan, the PBGC, or otherwise (or any combination thereof) which in the aggregate exceed or could reasonably be expected to exceed Two Hundred Fifty Thousand Dollars ($250,000.00).

           16.1.0.0.11. Any Person or group of related Persons for purposes of Section 13(d) of the Exchange Act acquires after the date hereof "beneficial ownership" (within the meaning of Section 13(d) of the Exchange Act) in excess of thirty-three percent (33%) of the total voting power of all classes of capital stock then outstanding of Borrower entitled (without regard to the occurrence of any contingency) to vote in elections of directors of Borrower.

            16.1.0.0.12. The Borrower or any of its Subsidiaries, or any of their properties, revenues, or assets, shall become the subject of an order of forfeiture, seizure, or divestiture (whether under RICO or otherwise) and the same shall not have been discharged (or provisions shall not be made for such discharge) within thirty (30) days from the date of entry thereof.

           16.1.0.0.13.   Any Material Adverse Effect  shall
     occur.
     Section 16.2.  Remedies.

          16.2.0.0.1.    If any Event of Default shall occur
     and be continuing, the Agent may (and if directed by Required Lenders, shall) do any one or more of the following:

                        16.2.0.0.1.0.1.        Acceleration.
          Declare all outstanding principal of and accrued and unpaid interest on the Notes, all outstanding Letter of Credit Disbursements, and all other obligations of the Borrower under the Loan Documents immediately due and payable, and the same shall thereupon become immediately due and payable, without notice, demand, presentment, notice of dishonor, notice of acceleration, notice of intent to accelerate, protest, or other formalities of any kind, all of which are hereby expressly waived by the Borrower.

                      16.2.0.0.1.0.2.       Termination   of
          Commitments.   Terminate the Commitments  and  the
          obligation of the Issuing Bank to issue Letters of Credit without notice to the Borrower.

                     16.2.0.0.1.0.3.      Judgment.   Reduce
          any claim to judgment.

                        16.2.0.0.1.0.4.         Foreclosure.
          Foreclose or otherwise enforce any Lien granted to the Agent for the benefit of itself and the Lenders to secure payment and performance of the Obligations in accordance with the terms of the Loan Documents.

                     16.2.0.0.1.0.5.      Rights.   Exercise
          any and all rights and remedies afforded by the laws of the State of Texas or any other jurisdiction, by any of the Loan Documents, by equity, or otherwise.

     Provided, however, that upon the occurrence of an Event of Default under Subsection (d) or (e) of Section 11.1, the Commitments of all of the Lenders and the obligation of the Issuing Bank to issue Letters of Credit shall automatically terminate, and the outstanding principal of and accrued and unpaid interest on the Notes and all other obligations of the Borrower under the Loan Documents shall thereupon become immediately due and payable without notice, demand, presentment, notice of dishonor, notice of acceleration, notice of intent to accelerate, protest, or other formalities of any kind, all of which are hereby expressly waived by the Borrower.

           16.2.0.0.2. If an Event of Default shall have occurred and be continuing, each Lender is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being hereby expressly waived by the Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement, such Lender's Note, or any other Loan Document, irrespective of whether or not the Agent or such Lender shall have made any demand under this Agreement or such Lender's Note or such other Loan Document and although such obligations may be unmatured. Each Lender agrees promptly to notify the Borrower (with a copy to the Agent and to each Lender) after any such setoff and application, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights and remedies of each Lender hereunder are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Lender may have.

     Section 16.3. Cash Collateral. If an Event of Default shall have occurred and be continuing the Borrower shall, if requested by the Agent or Required Lenders, pledge to the Agent as security for the Obligations an amount in immediately available funds equal to the then outstanding Letter of Credit Liabilities, such funds to be held in a cash collateral account at the Agent without any right of withdrawal by the Borrower.

      Section 16.4. Performance by the Agent. If the Borrower shall fail to perform any covenant or agreement in accordance with the terms of the Loan Documents, the Agent may, at the direction of Required Lenders, perform or attempt to perform such covenant or agreement on behalf of the Borrower. In such event, the Borrower shall, at the request of the Agent, promptly pay any amount reasonably expended by the Agent or the Lenders in connection with such performance or attempted performance to the Agent at the Principal Office, together with interest thereon at the Default Rate from and including the date of such expenditure to but excluding the date such expenditure is paid in full. Notwithstanding the foregoing, it is expressly agreed that neither the Agent nor any Lender shall have any liability or responsibility for the performance of any obligation of the Borrower under this Agreement or any of the other Loan Documents.

                         ARTICLE 17.

                          The Agent

      Section 17.1. Appointment, Powers and Immunities. In order to expedite the various transactions contemplated by this agreement, the Lenders and the Issuing Bank hereby irrevocably appoint and authorize Wells Fargo Bank (Texas), National Association to act as their Agent hereunder and under each of the other Loan Documents. Wells Fargo Bank (Texas), National Association consents to such appointment and agrees to perform the duties of the Agent as specified herein. The Lenders and the Issuing Bank authorize and direct the Agent to take such action in their name and on their behalf under the terms and provisions of the Loan Documents and to exercise such rights and powers thereunder as are specifically delegated to or required of the Agent for the Lenders and/or the Issuing Bank, together with such rights and powers as are reasonably incidental thereto. The Agent is hereby expressly authorized to act as the Agent on behalf of itself, the other Lenders and the Issuing Bank:

          17.1.0.0.1. To receive on behalf of each of the Lenders and the Issuing Bank any payment of principal, interest, fees (except for the annual agent fee described in Section 2.9(b)) or other amounts paid pursuant to this Agreement and the Notes and to distribute to each Lender and/or the Issuing Bank its share of all payments so received as provided in this Agreement;

           17.1.0.0.2.    To receive all documents and items
     to be furnished under the Loan Documents;

          17.1.0.0.3.    To act as nominee for and on behalf
     of the Lenders and the Issuing Bank in and under the Loan Documents;

           17.1.0.0.4.     To arrange for the means  whereby
     the Advances are to be made available to the Borrower;

           17.1.0.0.5. To distribute to the Lenders and the Issuing Bank information, requests, notices, payments, prepayments, documents and other items received from the Borrower, the other Obligated Parties, and other Persons;

           17.1.0.0.6. To execute and deliver to the Borrower, the other Obligated Parties, and other Persons, all requests, demands, approvals, notices, and consents received from the Lenders and the Issuing Bank;

          17.1.0.0.7. To the extent permitted by the Loan Documents, to exercise on behalf of each Lender and the Issuing Bank all rights and remedies of Lenders and the Issuing Bank upon the occurrence of any Event of Default;

           17.1.0.0.8. To serve as liaison between the Lenders, the Issuing Bank and the Borrower with respect to future negotiations, amendments and waivers of the terms of this Agreement and transmittal of copies of such amendments and waivers for signature to each Lender and the Issuing Bank;

           17.1.0.0.9.    To receive signed copies  of  this
     Agreement, future amendments hereto, waivers of any terms hereof, and related documents comprising the Loan

     Documents,   and   provide   appropriate   signed    or
     reproduction copies thereof to each Lender, the Issuing
     Bank and the Borrower;

           17.1.0.0.10.   To forward to each Lender and  the
     Issuing Bank copies of all Loan Documents and opinions furnished to Agent under this Agreement or any of the other Loan Documents;

           17.1.0.0.11. To receive notices of Defaults, copies of which shall be forwarded to all Lenders and the Issuing Bank, and any waivers of Defaults under this Agreement and forward copies thereof to all Lenders and the Issuing Bank;

           17.1.0.0.12.    To  advise each  Lender  and  the
     Issuing Bank of all notices received or furnished by Agent hereunder;

           17.1.0.0.13.   To take such other actions as  may
     be requested by Required Lenders; and

          17.1.0.0.14.   To accept, execute, and deliver any
     and all security documents as the secured party.

      Neither the Agent nor any of its Affiliates, officers, directors, employees, attorneys, or agents shall be liable to the Lenders for any action taken or omitted to be taken by any of them hereunder or otherwise in connection with this Agreement or any of the other Loan Documents except for its or their own gross negligence or willful misconduct. Without limiting the generality of the preceding sentence, the Agent (i) may treat the payee of any Note as the holder thereof until the Agent receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent; (ii) shall have no duties or responsibilities except those expressly set forth in this Agreement and the other Loan Documents, and shall not by reason of this Agreement or any other Loan Document be a trustee or fiduciary for any Lender or the Issuing Bank;
(iii) shall not be required to initiate any litigation or collection proceedings hereunder or under any other Loan Document except to the extent requested by Required Lenders;
(iv) shall not be responsible to the Lenders or the Issuing Bank for any recitals, statements, representations or warranties contained in this Agreement or any other Loan Document, or any certificate or other document referred to or provided for in, or received by any of them under, this Agreement or any other Loan Document, or for the value, validity, effectiveness, enforceability, or sufficiency of this Agreement or any other Loan Document or any other document referred to or provided for herein or therein or for any failure by any Person to perform any of its obligations hereunder or thereunder; (v) may consult with legal counsel (including counsel for the Borrower), independent public accountants, and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants, or experts; and
(vi) shall incur no liability under or in respect of any Loan Document by acting upon any notice, consent, certificate, or other instrument or writing believed by it to be genuine and signed or sent by the proper party or parties. As to any matters not expressly provided for by this Agreement, the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions signed by Required Lenders, and such instructions of Required Lenders and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or any other Loan Document or applicable law.

      Section 17.2. Rights of Agent as a Lender. With respect to its Commitment, the Advances made by it and the Notes issued to it, Wells Fargo Bank (Texas), National Association in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Agent, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent and its Affiliates may (without having to account therefor to any Lender) accept deposits from, lend money to, act as trustee under indentures of, provide merchant banking services to, and generally engage in any kind of business with the Borrower, any of its Subsidiaries, any other Obligated Party, and any other Person who may do business with or own securities of the Borrower, any Subsidiary, or any other Obligated Party, all as if it were not acting as the Agent and without any duty to account therefor to the Lenders.

     Section 17.3. Sharing of Payments, Etc. If any Lender shall obtain any payment of any principal of or interest on any Advance made by it under this Agreement or payment of any other obligation under the Loan Documents then owed by the Borrower or any other Obligated Party to such Lender, whether voluntary, involuntary, through the exercise of any right of set-off, banker's lien, counterclaim or similar right, or otherwise, in excess of its pro rata share (calculated (i) pursuant to Section 3.5 in respect of letter of credit fees, and (ii) for all other of the Obligations on the basis of the unpaid principal of and interest on the Revolving Credit Loan, the Swing Loan and LC Participations and SL Participations held by it), such Lender shall promptly purchase from the other Lenders participations in the Obligations owed to them hereunder in such amounts, and make such other adjustments from time to time as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of the other Lenders in accordance with its pro rata portion thereof. To such end, all of the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if all or any portion of such excess payment is thereafter rescinded or must otherwise be restored. The Borrower agrees, to the fullest extent it may effectively do so under applicable law, that any Lender so purchasing a participation in the Advances and LC Participations made by the other Lenders may exercise all rights of set-off, banker's lien, counterclaim, or similar rights with respect to such participation as fully as if such Lender were a direct holder of Advances to, or Letter of Credit Disbursements for the account of, the Borrower in the amount of such participation. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of the Borrower.

      Section 17.4. Indemnification. THE LENDERS HEREBY AGREE TO INDEMNIFY THE AGENT AND THE ISSUING BANK FROM AND HOLD THE AGENT AND THE ISSUING BANK HARMLESS AGAINST (TO THE EXTENT NOT REIMBURSED UNDER SECTIONS 13.1 AND 13.2, BUT WITHOUT LIMITING THE OBLIGATIONS OF THE BORROWER UNDER SECTIONS 13.1 AND 13.2), RATABLY IN ACCORDANCE WITH THEIR RESPECTIVE COMMITMENTS, ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, DEFICIENCIES, SUITS, COSTS, EXPENSES (INCLUDING REASONABLE ATTORNEYS' FEES), AND DISBURSEMENTS OF ANY KIND OR NATURE WHATSOEVER WHICH MAY BE IMPOSED ON, INCURRED BY, OR ASSERTED AGAINST THE AGENT AND THE ISSUING BANK IN ANY WAY RELATING TO OR ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY ACTION TAKEN OR OMITTED TO BE TAKEN BY THE AGENT AND THE ISSUING BANK UNDER OR IN RESPECT OF ANY OF THE LOAN DOCUMENTS; PROVIDED, FURTHER, THAT NO LENDER SHALL BE LIABLE FOR ANY PORTION OF THE FOREGOING TO THE EXTENT CAUSED BY THE AGENT'S OR THE ISSUING BANK'S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. WITHOUT LIMITING ANY OTHER PROVISION OF THIS SECTION, EACH LENDER AGREES TO REIMBURSE THE AGENT AND THE ISSUING BANK PROMPTLY UPON DEMAND FOR ITS PRO RATA SHARE (CALCULATED ON THE BASIS OF THE COMMITMENTS) OF ANY AND ALL OUT-OF-POCKET EXPENSES (INCLUDING REASONABLE ATTORNEYS'
FEES) INCURRED BY THE AGENT AND THE ISSUING BANK IN CONNECTION WITH THE PREPARATION, EXECUTION, DELIVERY, ADMINISTRATION, MODIFICATION, AMENDMENT OR ENFORCEMENT (WHETHER THROUGH NEGOTIATIONS, LEGAL PROCEEDINGS, OR OTHERWISE) OF, OR LEGAL ADVICE IN RESPECT OF RIGHTS OR RESPONSIBILITIES UNDER, THE LOAN DOCUMENTS, TO THE EXTENT THAT THE AGENT OR THE ISSUING BANK IS NOT REIMBURSED FOR SUCH EXPENSES BY THE BORROWER.

      Section 17.5. Independent Credit Decisions. Each Lender agrees that it has independently and without reliance on the Agent, the Issuing Bank or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent, the Issuing

Bank or any other Lender, and based upon such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or any of the other Loan Documents. The Agent shall not be required to keep itself informed as to the performance or observance by the Borrower or any Obligated Party of this Agreement or any other Loan Document or to inspect the properties or books of the Borrower or any Obligated Party. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders and the Issuing Bank by the Agent hereunder or under the other Loan Documents, neither the Agent nor the Issuing Bank shall have any duty or responsibility to provide any Lender with any credit or other financial information concerning the affairs, financial condition or business of the Borrower or any Obligated Party (or any of their Affiliates) which may come into the possession of the Agent, the Issuing Bank or any of their Affiliates.

      Section 17.6. Several Commitments. The Commitments and other obligations of the Lenders under this Agreement are several. The default by any Lender in making an Advance in accordance with its Commitment shall not relieve the other Lenders of their obligations under this Agreement. In the event of any default by any Lender in making any Advance, each nondefaulting bank shall be obligated to make its Advance but shall not be obligated to advance the amount which the defaulting Lender was required to advance hereunder. In no event shall any Lender be required to advance an amount or amounts which shall in the aggregate exceed such Lender's Commitment. No Lender shall be responsible for any act or omission of any other Lender.

       Section 17.7. Successor Agent. Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving notice thereof to the Lenders, the Issuing Bank and the Borrower and the Agent may be removed at any time with or without cause by Required Lenders. Upon any such resignation or removal, Required Lenders will have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by Required Lenders and shall have accepted such appointment within thirty (30) days after the retiring
Agent's  giving  of notice of resignation  or  the  Required
Lenders' removal of the retiring Agent, then the retiring Agent may, on behalf of the Lenders and the Issuing Bank, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or any State thereof and having combined capital and surplus of at least One Hundred Million Dollars ($100,000,000). Upon the acceptance of its appointment as successor Agent, such successor Agent shall thereupon succeed to and become vested with all rights, powers, privileges, immunities, and duties of the resigning or removed Agent, and the resigning or removed Agent shall be discharged from its duties and obligations under this Agreement and the other Loan
Documents. After any Agent's resignation or removal as Agent, the provisions of this Article XII shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was the Agent. After the retiring Agent's resignation or removal hereunder as Agent, each reference herein to a place of giving of notice or delivery to Agent shall be deemed to refer to the principal office of the successor Agent as it may specify to each party hereto.

                         ARTICLE 18.

                        Miscellaneous

     Section 18.1. Expenses. The Borrower hereby agrees to pay on demand: (a) all reasonable costs and expenses of the Agent and the Issuing Bank in connection with the preparation, negotiation, execution, and delivery of this Agreement and the other Loan Documents and any and all amendments, modifications, renewals, extensions, and supplements thereof and thereto, including, without limitation, the reasonable fees and expenses of legal counsel for the Agent and the Issuing Bank, (b) all costs and expenses of the Agent, the Issuing Bank and the Lenders in connection with any Default and the enforcement of this Agreement or any other Loan Document, including, without limitation, the fees and expenses of legal counsel for the Agent, the Issuing Bank and the Lenders, (c) all transfer, stamp, documentary, or other similar taxes, assessments, or charges levied by any Governmental Authority in respect of this Agreement or any of the other Loan Documents, (d) all costs, expenses, assessments, and other charges incurred in connection with any filing, registration, recording, or perfection of any security interest or Lien, if any, contemplated by this Agreement or any other Loan Document, and (e) all other costs and expenses incurred by the Agent and the Issuing Bank in connection with this Agreement or any other Loan Document.

      Section 18.2. INDEMNIFICATION. THE BORROWER HEREBY AGREES TO INDEMNIFY THE AGENT, THE ISSUING BANK AND EACH LENDER AND EACH AFFILIATE THEREOF AND THEIR RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, ATTORNEYS, AND AGENTS FROM, AND HOLD EACH OF THEM HARMLESS AGAINST, ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING REASONABLE ATTORNEYS' FEES) TO WHICH ANY OF THEM MAY BECOME SUBJECT WHICH DIRECTLY OR INDIRECTLY ARISE FROM OR RELATE TO (a) THE NEGOTIATION, EXECUTION, DELIVERY, PERFORMANCE, ADMINISTRATION, OR ENFORCEMENT OF ANY OF THE LOAN DOCUMENTS,
(b) ANY OF THE TRANSACTIONS CONTEMPLATED BY THE LOAN DOCUMENTS, (c) ANY BREACH BY THE BORROWER OF ANY REPRESENTATION, WARRANTY, COVENANT, OR OTHER AGREEMENT CONTAINED IN ANY OF THE LOAN DOCUMENTS, (d) THE PRESENCE, RELEASE, THREATENED RELEASE, DISPOSAL, REMOVAL, OR CLEANUP OF ANY HAZARDOUS MATERIAL LOCATED ON, ABOUT, WITHIN, OR AFFECTING ANY OF THE PROPERTIES OR ASSETS OF THE BORROWER OR ANY SUBSIDIARY, (e) THE USE OR PROPOSED USE OF ANY LETTER OF CREDIT, (f) ANY AND ALL TAXES, LEVIES, DEDUCTIONS, AND CHARGES IMPOSED ON THE ISSUING BANK OR ANY OF THE ISSUING BANK'S CORRESPONDENTS IN RESPECT OF ANY LETTER OF CREDIT, OR
(g) ANY INVESTIGATION, LITIGATION, OR OTHER PROCEEDING, INCLUDING, WITHOUT LIMITATION, ANY THREATENED INVESTIGATION, LITIGATION, OR OTHER PROCEEDING RELATING TO ANY OF THE FOREGOING AND ANY LEGAL PROCEEDING RELATING TO ANY COURT ORDER, INJUNCTION OR OTHER PROCESS OR DECREE RESTRAINING OR SEEKING TO RESTRAIN THE ISSUING BANK FROM PAYING ANY AMOUNT UNDER ANY LETTER OF CREDIT. WITHOUT LIMITING ANY PROVISION OF THIS AGREEMENT OR OF ANY OTHER LOAN DOCUMENT, IT IS THE EXPRESS INTENTION OF THE PARTIES HERETO THAT EACH PERSON TO BE INDEMNIFIED UNDER THIS SECTION SHALL BE INDEMNIFIED FROM AND HELD HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING REASONABLE ATTORNEYS' FEES) ARISING OUT OF OR RESULTING FROM THE SOLE OR CONTRIBUTORY NEGLIGENCE OF SUCH PERSON; PROVIDED HOWEVER, NO PERSON SHALL BE
INDEMNIFIED  HEREUNDER  FOR  ITS  OWN  GROSS  NEGLIGENCE  OR
WILLFUL MISCONDUCT.

      Section 18.3. Limitation of Liability. None of the Agent, the Issuing Bank, any Lender, or any Affiliate, officer, director, employee, attorney, or agent thereof shall have any liability with respect to, and the Borrower hereby waives, releases, and agrees not to sue any of them upon, any claim for any special, indirect, incidental, or consequential damages suffered or incurred by the Borrower in connection with, arising out of, or in any way related to, this Agreement or any of the other Loan Documents, or any of the transactions contemplated by this Agreement or any of the other Loan Documents, including without limitation, any damages suffered or incurred by the Borrower in connection with Swing Loan Advances made by telephonic notice pursuant to Section 2.7(a) hereto, except for such Person's gross negligence or willful misconduct.

      Section 18.4. No Duty. All attorneys, accountants, appraisers, and other professional Persons and consultants retained by the Agent, the Issuing Bank and the Lenders shall have the right to act exclusively in the interest of the Agent, the Issuing Bank and the Lenders and shall have no duty of disclosure, duty of loyalty, duty of care, or other duty or obligation of any type or nature whatsoever to the Borrower or any of the Borrower's shareholders or any other Person.

       Section 18.5. No Fiduciary Relationship. The relationship between the Borrower and each of the Issuing Bank and the Lenders is solely that of debtor and creditor, and neither the Agent, the Issuing Bank nor any Lender has any fiduciary or other special relationship with the Borrower, and no term or condition of any of the Loan Documents shall be construed so as to deem the relationship between the Borrower and any of the Issuing Bank and the Lenders to be other than that of debtor and creditor.

       Section 18.6. Equitable Relief. The Borrower recognizes that in the event the Borrower fails to pay, perform, observe, or discharge any or all of the Obligations, any remedy at law may prove to be inadequate relief to the Agent, the Issuing Bank and the Lenders. The Borrower therefore agrees that the Agent, the Issuing Bank and the Lenders, if the Agent, the Issuing Bank or the Lenders so request, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

      Section 18.7. No Waiver; Cumulative Remedies. No failure on the part of the Agent, the Issuing Bank or any Lender to exercise and no delay in exercising, and no course of dealing with respect to, any right, power, or privilege under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, or privilege under this Agreement preclude any other or further exercise thereof or the exercise of any other right, power, or privilege. The rights and remedies provided for in this Agreement and the other Loan Documents are cumulative and not exclusive of any rights and remedies provided by law.

     Section 18.8.  Successors and Assigns.

           18.8.0.0.1. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. The Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Agent, the Issuing Bank and all of the Lenders. Any Lender may sell participations to one or more banks or other institutions in or to all or a portion of its rights and obligations under this Agreement and the other Loan Documents (including, without limitation, all or a portion of its Commitments and the Advances owing to it and the LC Participations held by it); provided, however, that (i) such Lender's obligations under this Agreement and the other Loan Documents (including, without limitation, its Commitment) shall remain unchanged, (ii) such Lender shall remain solely responsible to the Borrower for the performance of such obligations, (iii) such Lender shall remain the holder of its Note and LC Participations for all purposes of this Agreement, (iv) the Borrower shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and the other Loan Documents, and (v) such Lender shall not sell a participation that conveys to the participant the right to vote or give or withhold consents under this Agreement or any other Loan Document, other than the right to vote upon or consent to (A) any increase of such Lender's Commitment, (B) any reduction of the principal amount of, or interest to be paid on, the Advances and LC Participations of such Lender, (C) any reduction of any commitment fee or other amount payable to such Lender under any Loan Document, or (D) any postponement of any date for the payment of any amount payable in respect of the Advances or LC Participations of such Lender.
           18.8.0.0.2. The Borrower and each of the Issuing Bank and the Lenders agree that any Lender (the "Assigning Lender") may at any time assign to one or more Eligible Assignees all, or a proportionate part of all, of its rights and obligations under this Agreement and the other Loan Documents (including, without limitation, its Commitment and Advances and LC Participations) (each an "Assignee"); provided, however, that (i) each such assignment shall be of a consistent, and not a varying, percentage of all of the Assigning Lender's rights and obligations under this Agreement and the other Loan Documents, (ii) except in the case of an assignment of all of a Lender's rights and obligations under this Agreement and the other Loan Documents, the amount of the Commitment of the Assigning Lender being assigned pursuant to each assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than Five Million Dollars ($5,000,000.00), and (iii) the parties to each such assignment shall execute and deliver to the Agent for its acceptance and recording in the Register (as defined below), an Assignment and Acceptance, together with the Note subject to such assignment, and a processing and recordation fee of Three Thousand Dollars ($3000.00). Upon such execution, delivery, acceptance, and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, or, if so specified in such Assignment and Acceptance, the date of acceptance thereof by the Agent, (x) the assignee thereunder shall be a party hereto as a "Lender" and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and under the Loan Documents and (y) the Assigning Lender shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement and the other Loan Documents (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an Assigning Lender's rights and obligations under the Loan Documents, such Assigning Lender shall cease to be a party thereto).

           18.8.0.0.3. By executing and delivering an Assignment and Acceptance, the Assigning Lender and the Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and

     Acceptance, such Assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties, or representations made in or in connection with the Loan Documents or the execution, legality, validity, and enforceability, genuineness, sufficiency, or value of the Loan Documents or any other instrument or document furnished pursuant thereto; (ii) such Assigning Lender makes no representation or warranty and assures no responsibility with respect to the financial condition of the Borrower or any Obligated Party or the performance or observance by the Borrower or any Obligated Party of its obligations under the Loan Documents; (iii) such assignee confirms that it has received a copy of the other Loan Documents, together with copies of the financial statements referred to in Section 7.2 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, the Issuing Bank or any Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and exercise such powers under the Loan Documents are as delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender.

           18.8.0.0.4. The Agent shall maintain at its Principal Office a copy of each Assignment and
     Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Advances owing to, and LC Participations held by, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower, the Agent, the Issuing Bank and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes under the Loan Documents. The Register shall be available for inspection by the Borrower, any Lender or the Issuing Bank at any reasonable time and from time to time upon reasonable prior notice.

           18.8.0.0.5. Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and assignee representing that it is an Eligible Assignee, together with any Note subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit "E" hereto, (i) accept such Assignment and Acceptance,
     (ii) record the information contained therein in the Register, and (iii) give prompt written notice thereof to the Borrower. Within five (5) Business Days after its receipt of such notice, the Borrower, at its expense, shall execute and deliver to the Agent in exchange for the surrendered Note a new Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained a Commitment, a new Note to the order of the assigning Lender in an amount equal to the Commitment retained by it hereunder (each such promissory note shall constitute a "Note" for purposes of the Loan Documents). Such new Notes shall be in an aggregate principal amount of the surrendered Note, shall be dated the effective date of such Assignment and Acceptance, and shall otherwise be in substantially the form of Exhibit "A-1" hereto.

           18.8.0.0.6. Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrower or its Subsidiaries furnished to such Lender by or on behalf of the Borrower or its Subsidiaries.

      Section 18.9. Survival. All representations and warranties made in this Agreement or any other Loan Document or in any document, statement, or certificate furnished in connection with this Agreement shall survive the execution and delivery of this Agreement and the other Loan Documents, and no investigation by the Agent, the Issuing Bank or any Lender or any closing shall affect the representations and warranties or the right of the Agent, the Issuing Bank or any Lender to rely upon them. Without prejudice to the survival of any other obligation of the Borrower hereunder, the obligations of the Borrower under Article V and Sections
13.1 and 13.2 shall survive repayment of the Notes and termination of the Commitments and the Letters of Credit.

     Section 18.10. Amendments, Etc. No amendment or waiver of any provision of this Agreement, the Notes, or any other Loan Document to which the Borrower or any Obligated Party is a party, nor any consent to any departure by the Borrower or Obligated Party therefrom, shall in any event be effective unless the same shall be agreed or consented to by Required Lenders and the Borrower or the Obligated Party, as applicable, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that no amendment, waiver, or consent shall, unless in writing and signed by all of the Lenders and the Borrower, do any of the following: (a) increase Commitments of the Lenders or subject the Lenders to any additional obligations; (b) reduce the principal of, or interest on, the Notes or any fees or other amounts payable hereunder; (c) postpone any date fixed for any payment of principal of, or interest on, the Notes or Letter of Credit Disbursements or any fees or other amounts payable hereunder; (d) waive any of the conditions specified in Article VI; (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes or Letter of Credit Liabilities or the number of Lenders which shall be required for the Lenders or any of them to take any action under this Agreement; (f) change any provision contained in this
Section 13.10; and (g) release the Borrower from any of its obligations under this Agreement or the other Loan Documents or release any Guarantor from its obligations under its Guaranty. Notwithstanding anything to the contrary contained in this Section, no amendment, waiver, or consent shall be made (a) with respect to Article XII hereof without the prior written consent of the Agent, (b) with respect to
Section 2.7 hereof without the prior written consent of the Swing Lender, or (c) with respect to Article III hereof without the prior written consent of the Issuing Bank.

      Section 18.11. Maximum Interest Rate. No provision of this Agreement or of any other Loan Document shall require the payment or the collection of interest in excess of the maximum amount permitted by applicable law. If any excess of interest in such respect is hereby provided for, or shall be adjudicated to be so provided, in any Loan Document or otherwise in connection with this loan transaction, the provisions of this Section shall govern and prevail and neither the Borrower nor the sureties, guarantors, successors, or assigns of the Borrower shall be obligated to pay the excess amount of such interest or any other excess sum paid for the use, forbearance, or detention of sums loaned pursuant hereto. In the event any Lender ever receives, collects, or applies as interest any such sum, such amount which would be in excess of the maximum amount permitted by applicable law shall be applied as a payment and reduction of the principal of the indebtedness evidenced by the Notes and the LC Participations; and, if the principal of the Notes and the LC Participations has been paid in full, any remaining excess shall forthwith be paid to the Borrower. In determining whether or not the interest paid or payable exceeds the Maximum Rate, the Borrower and each Lender shall, to the extent permitted by applicable law, (a) characterize any non-principal payment as an expense, fee, or premium rather than as interest,
(b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the entire contemplated term of the indebtedness evidenced by the Notes and LC Participations so that interest for the entire term does not exceed the Maximum Rate.

      Section 18.12. Notices. Except as provided in Section 2.7, all notices and other communications provided for in this Agreement and the other Loan Documents to which the Borrower is a party shall be given or made by telex, telegraph, telecopy, cable, or in writing and telexed, telecopied, telegraphed, cabled, mailed by certified mail return receipt requested, or delivered to the intended recipient at the "Address for Notices" specified below its name on the signature pages hereof, or, as to any party at such other address as shall be designated by such party in a notice to each other party given in accordance with this Section. Except as otherwise provided in this Agreement, all such communications shall be deemed to have been duly given when transmitted by telex or telecopy, subject to telephone confirmation of receipt, or delivered to the telegraph or cable office, subject to telephone confirmation of receipt, or when personally delivered or, in the case of a mailed notice, when duly deposited in the mails, in each case given or addressed as aforesaid; provided, however, notices to the Agent pursuant to Article II and to the Issuing Bank pursuant to Article III shall not be effective until received by the Agent or the Issuing Bank, as applicable.

       Section 18.13. Governing Law; Venue; Service of Process. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas and the applicable laws of the United States of America. This Agreement has been entered into in Travis County, Texas, and it shall be performable for all purposes in Travis County, Texas. Subject to Section 13.14 of this Agreement, any action or proceeding against the Borrower under or in connection with any of the Loan Documents may be brought in any state or federal court in Travis County, Texas. The Borrower hereby irrevocably (a) submits to the nonexclusive jurisdiction of such courts, and (b) waives any objection it may now or hereafter have as to the venue of any such action or proceeding brought in any such court or that any such court is an inconvenient forum. The Borrower agrees that service of process upon it may be made by certified or registered mail, return receipt requested, at its address specified or determined in accordance with the provisions of
Section 13.12. Nothing herein or in any of the other Loan Documents shall affect the right of the Agent, the Issuing Bank or any Lender to serve process in any other manner permitted by law or shall limit the right of the Agent, the Issuing Bank or any Lender to bring any action or proceeding against the Borrower or with respect to any of its property in courts in other jurisdictions. Subject to Section 13.14 of this Agreement, any action or proceeding by the Borrower against the Agent, the Issuing Bank or any Lender shall be brought only in a court located in Travis County, Texas.

     Section 18.14. Binding Arbitration.

           18.14.0.0.1. Arbitration. Upon the demand of any party, any Dispute shall be resolved by binding arbitration (except as set forth in (e) below) in accordance with the terms of this Agreement. A "Dispute" shall mean any action, dispute, claim or controversy of any kind, whether in contract or tort, statutory or common law, legal or equitable, now existing or hereafter arising under or in connection with, or in any way pertaining to, any of the Loan Documents, or any past, present or future extensions of credit and other activities, transactions or obligations of any kind related directly or indirectly to any of the Loan Documents, including without limitation, any of the foregoing arising in connection with the exercise of any self-help, ancillary or other remedies pursuant to any of the Loan Documents. Any party may by summary proceedings bring an action in court to compel arbitration of a Dispute. Any party who fails or refuses to submit to arbitration following a lawful demand by any other party shall bear all costs and expenses incurred by such other party in compelling arbitration of any Dispute.

            18.14.0.0.2. Governing Rules. Arbitration proceedings shall be administered by the American Arbitration Association ("AAA") or such other administrator as the parties shall mutually agree upon in accordance with the AAA Commercial Arbitration Rules. All Disputes submitted to arbitration shall be resolved in accordance with the Federal Arbitration Act (Title 9 of the United States Code), notwithstanding any conflicting choice of law provision in any of the Loan Documents. The arbitration shall be conducted at a location in Texas selected by the AAA or other administrator. If there is any inconsistency between the terms hereof and any such rules, the terms and procedures set forth herein shall control. All statutes of limitation applicable to any Dispute shall apply to any arbitration proceeding. All discovery activities shall be expressly limited to matters directly relevant to the Dispute being arbitrated. Judgment upon any award rendered in an arbitration may be entered in any court having jurisdiction; provided however, that nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under 12 U.S.C. 91 or any similar applicable state law.

           18.14.0.0.3. No Waiver; Provisional Remedies, Self-Help and Foreclosure. No provision hereof shall limit the right of any party to exercise self-help remedies such as setoff, foreclosure against or sale of any real or personal property collateral or security, or to obtain provisional or ancillary remedies, including without limitation injunctive relief, sequestration, attachment, garnishment or the appointment of a receiver, from a court of competent jurisdiction before, after or during the pendency of any arbitration or other proceeding. The exercise of any such remedy shall not waive the right of any party to compel arbitration hereunder.

            18.14.0.0.4. Arbitrator Qualifications and Powers Awards. Arbitrators must be active members of the Texas State Bar with expertise in the substantive laws applicable to the subject matter of the Dispute. Arbitrators are empowered to resolve Disputes by summary rulings in response to motions filed prior to the final arbitration hearing. Arbitrators (i) shall resolve all Disputes in accordance with the substantive law of the state of Texas, (ii) may grant any remedy or relief that a court of the state of Texas could order or grant within the scope hereof and such ancillary relief as is necessary to make effective any award, and
     (iii) shall have the power to award recovery of all costs and fees, to impose sanctions and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the Texas Rules of Civil Procedure or other applicable law. Any Dispute in which the amount in controversy is $5,000,000 or less shall be decided by a single arbitrator who shall not render an award of greater than $5,000,000 (including damages, costs, fees and expenses). By submission to a single arbitrator, each party expressly waives any right or claim to recover more than $5,000,000. Any Dispute in which the amount in controversy exceeds $5,000,000 shall be decided by majority vote of a panel of three arbitrators; provided however, that all three arbitrators must actively participate in all hearings and deliberations.

           18.14.0.0.5. Judicial Review. Notwithstanding anything herein to the contrary, in any arbitration in which the amount in controversy exceeds $25,000,000, the arbitrators shall be required to make specific, written findings of fact and conclusions of law. In such arbitrations (i) the arbitrators shall not have the power to make any award which is not supported by substantial evidence or which is based on legal error,
     (ii) an award shall not be binding upon the parties unless the findings of fact are supported by substantial evidence and the conclusions of law are not erroneous under the substantive law of the state of Texas, and (iii) the parties shall have in addition to the grounds referred to in the Federal Arbitration Act for vacating, modifying or correcting an award the right to judicial review of (A) whether the findings of fact rendered by the arbitrators are supported by substantial evidence, and (B) whether the conclusions of law are erroneous under the substantive law of the state of Texas. Judgment confirming an award in such a proceeding may be entered only if a court determines the award is supported by substantial evidence and not based on legal error under the substantive law of the state of Texas.

           18.14.0.0.6. Miscellaneous. To the maximum extent practicable, the AAA, the arbitrators and the parties shall take all action required to conclude any arbitration proceedings within 180 days of the filing of the Dispute with the AAA. No arbitrator or other party to an arbitration proceeding may disclose the existence, content or results thereof, except for disclosures of information by a party required in the ordinary course of its business, by applicable law or regulations, or to the extent necessary to exercise any judicial review rights set forth herein. If more than one agreement for arbitration by or between the parties potentially applies to a Dispute, the arbitration provisions most directly related to the Loan Documents or the subject matter of the Dispute shall control. This arbitration provision shall survive termination, amendment or expiration of any of the Loan Documents or any relationship between the parties.

      Section  18.15. Counterparts.  This Agreement  may  be
executed in one or more counterparts, each of which shall be
deemed  an  original,  but  all  of  which  together   shall
constitute one and the same instrument.

      Section 18.16. Severability. Any provision of this Agreement held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Agreement and the effect thereof shall be confined to the provision held to be invalid or illegal.

      Section 18.17. Headings. The headings, captions, and arrangements used in this Agreement are for convenience only and shall not affect the interpretation of this Agreement.

      Section 18.18. Non-Application of Chapter 346 of Texas Credit Finance Code. The provisions of Chapter 346 of the Texas Finance Code (Vernon's Texas Civil Statutes) are specifically declared by the parties hereto not to be applicable to this Agreement or any of the other Loan Documents or to the transactions contemplated hereby.

      Section 18.19. Construction. The Borrower, the Agent, the Issuing Bank and each Lender acknowledges that each of them has had the benefit of legal counsel of its own choice and has been afforded an opportunity to review this
Agreement and the other Loan Documents with its legal counsel and that this Agreement and the other Loan Documents shall be construed as if jointly drafted by the parties hereto.

       Section 18.20. Independence of Covenants. All covenants hereunder shall be given independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or be otherwise within the limitations of, another covenant shall not avoid the occurrence of a Default if such action is taken or such condition exists.

      Section 18.21. Confidentiality. The Agent and each Lender (each, a "Lending Party") agrees to keep confidential any information furnished or made available to it by the Borrower pursuant to this Agreement that is marked confidential; provided that nothing herein shall prevent any Lending Party from disclosing such information (a) to any other Lending Party or any affiliate of any Lending Party, or any officer, director, employee, agent, or advisor of any Lending Party or affiliate of any Lending Party, (b) to any other Person if reasonably incidental to the administration of the credit facility provided herein, (c) as required by any law, rule, or regulation, (d) upon the order of any court or administrative agency, (e) upon the request or demand of any regulatory agency or authority, (f) that is or becomes available to the public or that is or becomes available to any Lending Party other than as a result of a disclosure by any Lending Party prohibited by this Agreement, (g) in connection with any litigation to which such Lending Party or any of its affiliates may be a party,
(h) to the extent necessary in connection with the exercise of any remedy under this Agreement or any other Loan Document, and (i) subject to provisions substantially similar to those contained in this Section, to any actual or proposed participant or assignee.

      Section 18.22. WAIVER OF JURY TRIAL. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, EACH OF THE PARTIES HERETO HEREBY IRREVOCABLY AND EXPRESSLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM (WHETHER BASED UPON CONTRACT, TORT, OR OTHERWISE) ARISING OUT OF OR RELATING TO ANY OF THE LOAN DOCUMENTS OR THE
TRANSACTIONS CONTEMPLATED THEREBY OR THE ACTIONS OF THE AGENT, THE ISSUING BANK, OR ANY LENDER IN THE NEGOTIATION, ADMINISTRATION, OR ENFORCEMENT THEREOF.

      Section 18.23. ENTIRE AGREEMENT.  THIS AGREEMENT,  THE
NOTES,  AND  THE  OTHER LOAN DOCUMENTS  REFERRED  TO  HEREIN
REPRESENT THE FINAL AGREEMENT

AMONG THE PARTIES HERETO AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES HERETO.



[Balance   of   this   page   intentionally   left   blank.]
           IN WITNESS WHEREOF, the parties hereto have  duly
executed this Agreement as of the day and year first above written.

BORROWER:

EZCORP, INC.


By:
 Name:
 Title:

Address for Notices:

1901 Capital Parkway
Austin, TX 78746
Fax No.: (512) 314-3402
Telephone No.: (512) 329-5233
Attention:     Dan Tonissen
          Chief Financial Officer


AGENT:

WELLS FARGO BANK (TEXAS), NATIONAL
   ASSOCIATION


By:
 Name:    Keith Smith
 Title:   Vice President

Address for Notices:

100 Congress Avenue, Suite 150
Austin, TX 78701
Fax No.: (512) 469-3311
Telephone No.: (512) 794-2200
Attention:     Keith Smith
with a copy to:
Winstead, Sechrest & Minick, P.C.
5400 Renaissance Tower
1201 Elm Street
Dallas, Texas  75270
Fax No.:  (214) 745-5390
Telephone No.:  (214) 745-5265
Attention:     Randy Matthews


ISSUING BANK:

WELLS FARGO BANK (TEXAS), NATIONAL
   ASSOCIATION



By:
 Name:    Keith Smith
 Title:   Vice President

Address for Notices:

100 Congress Avenue, Suite 150
Austin, TX 78701
Fax No.: (512) 469-3311
Telephone No.: (512) 794-2200
Attention:     Keith Smith


LENDERS:

WELLS FARGO BANK (TEXAS), NATIONAL
   ASSOCIATION


By:
 Name:    Keith Smith
 Title:   Vice President

Address for Notices:

100 Congress Ave., Suite 150
Austin, Texas 78701
Fax No.: (512) 467-3311
Telephone No.: (512) 794-2200
Attention: Keith Smith

Lending Office for Prime Rate Advances
   and Eurodollar Advances
100 Congress Ave.
Austin, Texas  78701

BANK ONE, TEXAS, NATIONAL ASSOCIATION



By:
 Name:
 Title:


Address for Notices:

221 W. Sixth Street
Suite 219
Austin, Texas  78701
Fax No.:  (512) 479-5720
Telephone No.:  (512) 479-5783
Attention:  Chris Calvert

Lending Office for Prime Rate Advances
   and Eurodollar Advances
221 W. Sixth Street
Suite 219
Austin,                     Texas                      78701

GUARANTY FEDERAL BANK, F.S.B. By:
 Name:
 Title:


Address for Notices:

301 Congress Avenue
Suite 1500
Austin, Texas  78701
Fax No.:  (512) 320-1041
Telephone No.:  (512) 320-1205
Attention:  Chris Harkrider

Lending Office for Prime Rate Advances
   and Eurodollar Advances
301 Congress Avenue
Suite 1500
Austin, Texas  78701


      COMERICA      BANK-TEXAS          By:            Name:
Title:    Address for Notices:P.O. Box 2727
Austin, Texas  78768Fax No.:  (512) 427-7120 Telephone  No.:
(512) 427-7121Attention:  Mark Hensley

and

1601 West Elm Street
Thanksgiving Tower, 4th Floor
P.O. Box 650282
Dallas, Tx.  75265-0282
Telephone No.:  (214) 969-6472
Attention:  Gary Orr, Chief Credit Officer

Lending Office for Prime Rate Advances
   and Eurodollar Advances
804 Congress Avenue
Suite 320
Austin, Texas  78701

  CHASE  BANK OF TEXAS, NATIONAL ASSOCIATION  By:      Name:
  Title:  Address  for Notices:700 Lavaca, 2nd  FloorAustin,
  Texas   78701Fax No.:  (512) 479-2814Telephone No.:  (512)
  479-2244
Attention:  Blake Beavers

Lending Office for Prime Rate Advances
   and Eurodollar Advances
700 Lavaca, 2nd Floor
Austin, Texas  78701

                        EZCORP, Inc.

                        Exhibit 22.1

     Form 10-K for Fiscal Year Ended September 30, 1998



                     Subsidiaries of EZCORP, Inc.

                    1.   EZPAWN Colorado, Inc.
                    2.   EZPAWN Arkansas, Inc.
                    3.   EZPAWN Mississippi, Inc. (1)
                    4.   EZPAWN Oklahoma, Inc.
                    5.   EZPAWN Tennessee, Inc. (2)
                    6.   EZPAWN Alabama, Inc.
                    7.   EZPAWN Kansas, Inc.
                    8.   EZPAWN Missouri, Inc.
                    9.   EZPAWN Florida, Inc.
                    10.  EZPAWN Georgia, Inc.
                    11.  EZPAWN Indiana, Inc.
                    12.  EZPAWN North Carolina, Inc.
                    13.  EZPAWN South Carolina, Inc.
                    14.  EZPAWN Construction, Inc.
                    15.  EZPAWN Kentucky, Inc.
                    16.  EZPAWN Nevada, Inc.
                    17.  EZPAWN Louisiana, Inc.
                    18.  EZPAWN Holdings, Inc. (1)(3)
                    19.  Texas EZPAWN Management, Inc. (3)
                    20.  EZ MONEY North Carolina, Inc.
                    21.  EZCORP International, Inc.





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

                        Exhibit 23.1



                CONSENT OF ERNST & YOUNG LLP




      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-63078) pertaining to the 1991 EZCORP, Inc. Stock Incentive Plan and the Registration Statement (Form S-8 No. 33-63082) pertaining to the EZCORP, Inc. 401(k) Plan of our report dated November 10, 1998, except for Note P as to which the date is December 16, 1998 with respect to the consolidated financial statements and schedule of EZCORP, Inc. and subsidiaries included in the Form 10-K for the year ended September 30, 1998.




                                           ERNST & YOUNG LLP



Austin, Texas
December 18, 1998

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EZCORP, Inc.


                                   -------------------------
December 18, 1998             By:  /s/ Vincent A. Lambiase
                                   (Vincent A. Lambiase)
                                      (President   &   Chief
Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature            Title                         Date

-------------------------
/s/  Sterling B. Brinkley Chairman of the Board        December 18, 1998
     Sterling B. Brinkley       of Directors

------------------------
/s/  Vincent A. Lambiase  President, Chief Executive   December 18, 1998
     Vincent A. Lambiase  Officer & Director
                          (Principal Executive Officer)
------------------------
/s/  Daniel  N. Tonissen  Senior Vice President, Chief December 18, 1998
     Daniel N. Tonissen   Financial Officer & Director
                          (Principal Financial and
                          Accounting Officer)
------------------------
/s/ J. Jefferson Dean     Vice President Strategic     December 18, 1998
    J. Jefferson Dean     Planning & Business
                          Development & Director

-----------------------
/s/  Mark C. Pickup         Director                   December 18, 1998
     Mark C. Pickup

-----------------------
/s/  Richard D. Sage        Director                   December 18, 1998
     Richard D. Sage

-----------------------
/s/  John E. Cay, III       Director                   December 18, 1998
     John E. Cay, III

-----------------------
/s/  Steve Price            Director                   December 18, 1998
     Steve Price