Form 10-Q
period 1998-12-31
EZCORP INC
filed 1999-02-12
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

      As of December 31, 1998, 10,811,541 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
       December 31, 1998, December 31, 1997 and
       September 30, 1998                                      1

       Condensed Consolidated Statements of Operations -
       Three Months Ended December 31, 1998 and 1997           2

       Condensed Consolidated Statements of Cash Flows -
       Three Months Ended December 31, 1998 and 1997           3

       Notes to Interim Condensed Consolidated Financial
       Statements                                              4


       Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations        7


PART II.  OTHER INFORMATION                                   12


SIGNATURE                                                     13

                           PART I
Item 1.  Financial Statements (Unaudited)
                EZCORP, Inc. and Subsidiaries
      Condensed Consolidated Balance Sheets (Unaudited)

                                December 31,December 31,September 30,
                                    1998        1997        1998
                                -------------------------------------
                                           (In thousands)
ASSETS:
     Current assets:
       Cash and cash equivalents  $  2,792   $  1,084      $  1,328
       Pawn loans                   48,490     39,109        49,632
       Service charge receivable    14,800     11,851        14,843
       Inventory, net               49,245     40,928        44,011
       Deferred tax asset            1,882      1,364         1,882
       Income tax recoverable            -          -           840
       Prepaids and other assets     3,009      2,619         3,170
                                   --------------------------------
          Total current assets     120,218     96,955       115,706

     Investment in unconsolidated
     affiliate                      13,116          -        10,909
     Property and equipment, net    49,027     32,577        43,666

     Other assets:
       Goodwill, net                13,927     13,795        13,605
       Deferred tax asset                -      1,730             -
       Notes receivable, related
       parties                       3,000      3,000         3,000
       Other assets, net             3,422      1,334         3,025
                                   --------------------------------
           Total  assets          $202,710   $149,391      $189,911
                                   ================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Current maturities of
       long-term debt             $     10   $      9      $    10
       Accounts payable and
       other accrued expenses       10,572      7,065        8,874
       Customer layaway deposits     2,404      2,068        2,174
       Income taxes payable            591      1,212            -
                                   -------------------------------
          Total current liabilities 13,577     10,354       11,058

     Long-term debt, less current
     maturities                     56,120     15,130       48,123
     Deferred tax liability             24          -           24
     Other long-term liabilities       140        187          152
                                   -------------------------------
       Total long-term liabilities  56,284     15,317       48,299

     Commitments and contingencies
     Stockholders' equity:
       Preferred stock, par value
       $.01 a share - Authorized         -          -            -
          5,000,000 shares; none
          issued and outstanding
       Class A Non-voting Common
       stock, par value $.01 a
       share -                         108        105          108
          Authorized 40,000,000
          shares; 10,820,574 shares
          issued and 10,811,541
          shares outstanding at
          December 31, 1998
          and September 30, 1998;
          10,524,563 shares issued
          and 10,515,530 shares
          outstanding at December
          31, 1997
       Class B Voting Common stock,
          par value $.01 a share -      12         15          12
          Authorized 1,198,990 shares
          in 1998; 1,190,057 shares
          issued and outstanding at
          December 31, 1998 and
          September 30, 1998;
          Authorized 1,484,407 shares
          in 1997; 1,480,301 shares
          issued and outstanding at
          December 31, 1997
       Additional paid-in capital   114,398   114,338    114,398
       Retained earnings             19,059    10,026     16,830
                                    ----------------------------
                                    133,577   124,484    131,348
       Treasury stock (9,033 shares
       in 1997 and 1998)               (35)      (35)       (35)
       Receivables from stockholders  (729)     (729)      (729)
       Accumulated foreign currency
       translation adjustment           36          -       (30)
          Total stockholders'       ----------------------------
          equity                    132,849   123,720    130,554
          Total liabilities and     ----------------------------
          stockholders' equity     $202,710  $149,391   $189,911
                                    ============================
See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                EZCORP, Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations (Unaudited)

                                             Three Months Ended
                                                 December 31,
                                               1998       1997
                                             -------------------
                                            (In thousands, except
                                              per share amounts)
Revenues:
     Sales                                   $  34,434 $  30,926
     Pawn service charges                       25,831    20,988
     Other                                         150        30
                                              ------------------
       Total revenues                           60,415    51,944

Cost of goods sold                              29,022    26,079
                                              ------------------
     Net revenues                               31,393    25,865

Operating expenses:
     Operations                                 20,120    16,689
     Administrative                              4,415     3,355
     Depreciation and amortization               2,285     1,798
                                              ------------------
       Total operating expenses                 26,820    21,842
                                              ------------------
Operating income                                 4,573     4,023

Interest expense                                   846       380
Equity in net income of
unconsolidated affiliate                         (110)         -
                                              ------------------
Income before income taxes                       3,837     3,643

Income tax expense                               1,458     1,384
                                              ------------------
Net income                                    $  2,379  $  2,259
                                              ==================
Basic and diluted earnings per share          $   0.20  $   0.19
                                              ==================
Cash dividends per common share               $ 0.0125  $      -

Weighted average shares outstanding
     Basic                                  12,001,598 11,995,831
                                            ========== ==========
     Diluted                                12,009,225 12,011,698
                                            ========== ==========

See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                EZCORP, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows (Unaudited)

                                              Three Months Ended
                                                 December 31,
                                                1998       1997
                                             ---------------------
                                                (In thousands)
OPERATING ACTIVITIES:
     Net income                              $  2,379    $  2,259
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation and amortization            2,285       1,798
       Deferred income taxes                        -         526
       Loss/(gain) on sale or disposal
       of assets                                   71       (109)
       Income from investment in
       unconsolidated affiliate                 (110)           -
       Changes in operating assets
       and liabilities:
          Service charge receivable                43       1,402
          Inventories                         (5,140)     (1,503)
          Prepaid expenses and other assets     (499)       (757)
          Accounts payable and accrued
          expenses                              1,698       (650)
          Customer layaway deposits               226         145
          Other long term liabilities            (12)         187
          Income taxes recoverable                840           -
          Income taxes payable                    591         391
                                              -------------------
       Net cash provided by operating
       activities                               2,372       3,689

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred
     to inventories                            20,795      17,358
     Pawn loans made                         (50,548)    (40,986)
     Pawn loans repaid                         31,032      27,770
                                             --------------------
          Net decrease in loans                 1,279       4,142

     Additions to property, plant, and
     equipment                                (7,500)     (1,672)
     Acquisitions, net of cash acquired         (504)     (2,104)
     Investment in unconsolidated affiliate   (2,031)           -
     Sale of assets                                 -         203
                                             --------------------
       Net cash provided by/(used in)
       investing activities                   (8,756)         569

FINANCING ACTIVITIES:
     Payment of dividends                       (150)           -
     Proceeds from bank borrowings             10,000       2,000
     Payments on borrowings                   (2,002)     (6,003)
                                             --------------------
       Net cash provided by/(used in)
       financing activities                     7,848     (4,003)
                                             --------------------
Increase in cash and cash equivalents           1,464         255

Cash and cash equivalents at beginning
of period                                       1,328         829
                                             --------------------
     Cash and cash equivalents at end
     of period                               $  2,792     $ 1,084
                                             ====================
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Foreign currency translation adjustment $     66     $     -

See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
                         (Unaudited)
                      December 31, 1998

Note A - Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

       The   Company's  business  is  subject  to   seasonal
variations, and operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. As of December 31, 1998, inventory reserves were $7.4 million.

      Property  and  equipment is shown net  of  accumulated
depreciation  of  $31.4  million, $29.5  million  and  $24.3 million  at  December  31,  1998,  September  30,  1998  and
December 31, 1997, respectively.

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended
                                             December 31,
                                            1998      1997
                                         --------------------
                                            (In thousands)
     Numerator
        Numerator for basic and
        diluted earnings per share -
        net income                       $  2,379   $  2,259
     Denominator                         ===================
        Denominator for basic earnings
        per share -  weighted
        average shares                     12,002     11,996
       Effect of dilutive securities:
          Employee stock options                -          4
          Warrants                              7         12
                                         -------------------
       Dilutive potential common shares         7         16
       Denominator for diluted earnings  -------------------
       per share - adjusted weighted
       average shares and assumed
       conversions                         12,009     12,012
                                         ===================
       Basic earnings per share          $   0.20   $   0.19
                                         ===================
       Diluted earnings per share        $   0.20   $   0.19
                                         ===================

                EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
                         (Unaudited)
                      December 31, 1998

      Options to purchase 1,267,817 weighted average shares of common stock at an average price of $11.61 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

      Options to purchase 567,476 weighted average shares of common stock at an average price of $13.53 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note D - Investment in Unconsolidated Affiliate

     On October 16, 1998, the Company acquired an additional 1,896,666 newly issued common shares of Albemarle & Bond Holdings, plc ("A&B"), for approximately $2 million. Following this purchase the Company owns 13,276,666 common shares of A&B, or approximately of 29.7% of the total outstanding shares.

      The Company accounts for its investment in A&B using the equity method. A&B reports its results to the public every six months and the most recently reported period ended June 30, 1998. Therefore, the amount included in the Company's results of operations represents an estimate based on A&B's reported earnings for that period. The Company plans to reconcile this difference during its quarter ending March 31, 1999 after the results for the period of July 1998 to December 1998 have been reported to the public. The Company does not expect the actual results to differ materially from this estimate.

Note E - Litigation

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

      The Company was the nominal defendant in a lawsuit filed July 18, 1997 by a holder of 39 shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleged that the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit sought rescission of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. On December 16, 1998, the plaintiff filed a Stipulation and Order of Dismissal with the Court, stipulating that the lawsuit would be dismissed with prejudice to the plaintiff. The Court approved the Stipulation and Order of Dismissal on December 18, 1998, thereby dismissing the lawsuit.

                EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
                         (Unaudited)
                      December 31, 1998

Note F - Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders'
equity. Comprehensive income for the three months ended December 31, 1998 was approximately $2,445,000. The difference between comprehensive income and net income is comprised of the effect of currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency and hedging activity, excluded from net income, is presented in the Condensed Consolidated Balance Sheets as "Accumulated Foreign Currency Translation Adjustment."

Item 2.Management's Discussion and Analysis of Financial
     Condition and Results of Operations

First  Quarter  Ended December 31, 1998  vs.  First  Quarter
Ended December 31, 1997

      The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended December 31, 1998 and 1997.

                              Three Months Ended       % or
                                 December 31,(a)       Point
                                  1998     1997      Change(b)
                              -------------------    ---------
Net Revenues:
     Sales                    $ 34,434 $ 30,926        11.3%
     Pawn service charges       25,831   20,988        23.1%
     Other                         150       30       400.0%
                              -----------------
       Total revenues           60,415   51,944        16.3%
     Cost of goods sold         29,022   26,079        11.3%
                              -----------------
       Net revenues           $ 31,393 $ 25,865        21.4%
Other Data:                   =================
     Gross profit as a
     percent of sales            15.7%    15.7%       0.0 pt.
     Average annual inventory
     turnover                     2.4x     2.5x        (0.1)x
     Inventory balance per
     average location as of the
     end of the quarter           $162     $164        (1.2)%
     Loan balance per average
     location as of the end
     of the quarter               $160     $156          2.6%
     Average yield on loan
     portfolio                    209%     204%      5.0 pts.
     Redemption rate               75%      76%     (1.0) pt.
Expenses as a Percent of Total Revenues:
     Operating                   33.4%    32.1%      1.3 pts.
     Administrative               7.2%     6.5%       0.7 pt.
     Depreciation and amortization3.8%     3.5%       0.3 pt.
     Interest, net                1.4%     0.7%       0.7 pt.
Locations in Operation:
     Beginning of period           286      249
     Acquired                        1        1
     Established                    17        1
     Sold, combined or closed        -      (1)
                                 -----    -----
     End of period                 304      250
                                 =====    =====
Average locations in operation
during the period(c)             295.0    249.5
                                 =====    =====
a    In  thousands,  except percentages, inventory  turnover
     and store count.
b    In  comparing  the  period differences  between  dollar
     amounts  or store counts, a percentage change is  used.
     In   comparing  the  period  differences  between   two
     percentages, a percentage point (pt.) change is used.
c    Average  locations in operation during  the  period  is
     calculated  based  on  the  average  of  the  locations
     operating at the beginning and end of such period.

Results of Operations

     The following discussion compares results for the three-month period ended December 31, 1998 ("Fiscal 1999 Period") to the three-month period ended December 31, 1997 ("Fiscal 1998 Period"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      Early in the Company's 1998 fiscal year, the Company began to expand rapidly primarily through newly established stores. The Company expects these newly established stores to be unprofitable for the first three to four quarters that they are open as they develop their loan and sales customer base. Despite this unprofitable startup period, the Company believes that newly established stores will provide a better
return   on   invested  capital  when   compared   to   most
acquisitions.    During the Fiscal 1999 Period, the  Company
opened  seventeen newly established stores and acquired  one
store.   During  the twelve (12) months ended  December  31,
1998, the Company opened fifty-one newly establish stores and acquired three (3) stores. As a group, the thirteen newly established stores that opened in the six month period ended March 31, 1998 produced operating income in the Fiscal 1999 Period of approximately $60,000. As a group, the fifty-one newly established stores that opened in the last twelve months ended December 31, 1998 produced an operating loss of approximately $0.9 million.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the Fiscal 1999 Period, pawn service charge revenue increased $4.8 million from the Fiscal 1998 Period to $25.8 million. This resulted from an increase in same store pawn service charge revenue ($3.4 million) and the pawn service charge revenue from new stores not open the full three-month period ($1.4 million). At December 31, 1998, same store pawn loan balances were 16 percent above December 31, 1997. The annualized yield on the average pawn loan balance increased five percentage points from the
Fiscal 1998 Period to 209 percent. Variations in the annualized loan yield, as we saw between these periods, are due generally to a mix shift in the loan portfolio between loans with different loan yields.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the Fiscal 1999 Period, sales increased approximately $3.5 million from the Fiscal 1998 Period to approximately $34.4 million. This resulted from an increase in same store merchandise sales ($1.2 million), new store sales ($2.6 million), and a reduction in jewelry scrapping activity ($0.3 million). Same store sales for the Fiscal 1999 Period increased 4 percent from the Fiscal 1998 Period. Inventory turnover, at 2.4 times, was slightly lower in the Fiscal 1999 Period compared to the Fiscal 1998 Period largely due to new stores which typically have slower inventory turnover.

      The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At December 31, 1998, and 1997, respectively, the Company's inventories consisted of approximately 58 and 64 percent jewelry (e.g. ladies' and men's rings, chains, bracelets, etc.) and 42 and 36 percent general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At December 31, 1998 and 1997, respectively, 86 percent and 88 percent of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 96 percent of the general merchandise inventory for each period.

       For the Fiscal 1999 Period, gross margins were unchanged at 15.7 percent compared to the Fiscal 1998 Period. Inventory shrinkage when measured as a percentage of merchandise sales was 1.2 percent, the same as the prior year period.

      In the Fiscal 1999 Period, operating expenses as a percentage of total revenues increased 1.3 percentage points from the Fiscal 1998 Period to 33.4 percent. This increase results primarily from new stores which typically experience higher levels of operating expense relative to revenues. Administrative expenses increased 0.7 of a percentage point in the Fiscal 1999 Period to 7.2 percent.

      Depreciation and amortization increased by 0.3 of a percentage point from the Fiscal 1998 Period to 3.8 percent. This resulted from increased new store openings in the Fiscal 1999 Period. Interest expense increased by 0.7 of a percentage point from the Fiscal 1998 Period largely due to increased average debt balances.

Liquidity and Capital Resources

      Net cash provided by operating activities for the Fiscal 1999 Period was $2.4 million as compared to $3.7 million provided in the Fiscal 1998 Period. Increases in inventories, primarily related to new stores, were partially offset by improved operating results and other working capital changes. Net cash used by investing activities was $8.8 million for the Fiscal 1999 Period compared to $0.6 million provided in the Fiscal 1998 Period. The change is due to smaller decreases in pawn loan balances in the Fiscal 1999 Period compared to the Fiscal 1998 Period, higher levels of capital expenditures and acquisitions in the Fiscal 1999 Period compared to the Fiscal 1998 Period and an additional investment in the unconsolidated affiliate, Albemarle & Bond Holdings, plc.

      In  the  Fiscal  1999  Period,  the  Company  invested
approximately $8.0 million to open seventeen (17) newly established stores, to acquire one (1) store, to upgrade or replace existing equipment and computer systems, and for improvements at existing stores. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 60 stores during fiscal 1999, including the 18 stores already opened. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these capital expenditures.

      On December 10, 1998, the Company completed a new $110,000,000 syndicated credit facility. The new credit facility is unsecured and matures December 3, 2001. Terms of the credit agreement require, among other things, that the Company meet certain financial covenants. The outstanding balance under the facility bears interest, payable monthly, at the agent bank's Prime Rate or Eurodollar rate plus 87.5 to 137.5 basis points, depending on certain performance criteria. In addition, the Company pays an unused commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. At December 31, 1998, the Company had $56 million outstanding on the line of credit.

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

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all
systems  that  could  be affected by  the  Year  2000.   The
completed assessment indicated that the information technology system which would be affected is the Company's store level point of sale system. For this exposure, the Company is 100 percent complete on the assessment phase, 90 percent complete on the remediation phase and 70 percent complete with regard to the remaining phases. It expects to be 100 percent complete with respect to software reprogramming, replacement, testing and implementation by April 1999. In addition, the Company has gathered information about the Year 2000 compliance status regarding relationships it has with various third parties and continues to monitor their compliance. To date, the Company is not aware of any third party with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that all third parties will be Year 2000 ready.

       The  Company  will  utilize  internal  resources   to
reprogram, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be less than $100,000 and is being funded through operating cash flows. These costs are being expensed as incurred.

      The Company's management believes it has an effective program in place to resolve the Year 2000 Issue. As noted above, the Company has not completed all necessary phases of this program. In the event the Company does not complete all phases, the Company may not be able to process customer transactions which could have a material impact on the operations of the Company. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999, and determine at that time whether such a plan is necessary.

Qualitative and Quantitative Disclosures about Market Risk

      The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments.

      The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at December 31, 1998 is a variable-rate debt instrument. There have been no material changes relating to interest rates since the Company's most recent fiscal year, which ended on September 30, 1998.

      The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's operation's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several manners, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. During Fiscal 1998, the U.K. pound weakened resulting in a cumulative translation adjustment loss of $30,000. During the first fiscal quarter ended December 31, 1998, the U.K. pound strengthened resulting in a cumulative translation adjustment gain of
$36,000.   On  December 31, 1998, the U.K. pound  closed  at
0.60260 to 1.00 U.S. dollar, an increase from 0.5886 at September 30, 1998. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

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

      The Company was the nominal defendant in a lawsuit filed July 18, 1997 by a holder of 39 shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleged that the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit sought rescission of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. On December 16, 1998, the plaintiff filed a Stipulation and Order of Dismissal with the Court, stipulating that the lawsuit would be dismissed with prejudice to the plaintiff. The Court approved the Stipulation and Order of Dismissal on December 18, 1998, thereby dismissing the lawsuit.

Item 2. Changes in Securities

       Not Applicable

Item 3. Defaults Upon Senior Securities

       Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

       By written consent, the sole holder of the Company's
Class B Voting Common Stock approved the adoption of the EZCORP, Inc. 1998 Incentive Plan.

Item 5. Other Information

       Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibit                                        Incorporated by
            Number            Description                    Reference to
            -------        -----------------------------   ---------------
            Exhibit 10.65  EZCORP, Inc. 1998 Incentive Plan Filed herewith

            Exhibit 27     Financial Data Schedule          Filed herewith


       (b)  Reports on Form 8-K
            The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1998.

                          SIGNATURE
     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EZCORP, INC.
                                        (Registrant)




Date:   February 12, 1999     By:     /s/ DAN N. TONISSEN
                                 --------------------------
                                           (Signature)


                                 Dan N. Tonissen
                                 Senior Vice President and
                                 Chief Financial Officer

                        Exhibit 10.65

                        EZCORP, INC.

                     1998 INCENTIVE PLAN

                      TABLE OF CONTENTS
                                                        Page

SECTION 1.  DEFINITIONS                                         1

SECTION 2.  SHARES OF STOCK SUBJECT TO THE PLAN                 7
     2.1  Maximum Number of Shares                              7
     2.2  Limitation of Shares                                  7
     2.3  Description of Shares                                 8
     2.4  Registration and Listing of Shares                    9

SECTION 3.  ADMINISTRATION OF THE PLAN                          9
     3.1  Committee                                             9
     3.2  Duration, Removal, Etc.                               9
     3.3  Meetings and Actions of Committee                     9
     3.4  Committee's Powers                                   10

SECTION 4.  ELIGIBILITY AND PARTICIPATION                      10
     4.1  Eligible Individuals                                 10
     4.2  Grant of Awards                                      11
     4.3  Date of Grant                                        11
     4.4  Award Agreements                                     11
     4.5  Limitation for Incentive Options                     11
     4.6  No Right to Award                                    11

SECTION 5.  TERMS AND CONDITIONS OF OPTIONS                    12
     5.1  Number of Shares                                     12
     5.2  Vesting                                              12
     5.3  Expiration of Options                                12
     5.4  Exercise Price                                       12
     5.5  Method of Exercise                                   12
     5.6  Incentive Option Exercises                           12
     5.7  Medium and Time of Payment                           13
     5.8  Payment with Sale Proceeds                           13
     5.9  Payment of Taxes                                     13
     5.10 Limitation on Aggregate Value of Shares  That  May
          Become First
          Exercisable  During  Any Calendar  Year  Under  an
Incentive Option
     5.11 No Fractional Shares                                 14
     5.12 Modification, Extension, and Renewal of Options      14
     5.13 Other Agreement Provisions                           15

SECTION 6.  STOCK APPRECIATION RIGHTS                          15
     6.1  Form of Right                                        15
     6.2  Rights Related to Options                            15
          (a)  Exercise and Transfer                           15
          (b)  Value of Right                                  15
     6.3  Right Without Option                                 16
          (a)  Number of Shares                                16
          (b)  Vesting                                         16
          (c)  Expiration of Rights                            16
          (d)  Value of Right                                  16
     6.4  Limitations on Rights                                16
     6.5  Payment of Rights                                    16

     6.6  Payment of Taxes                                     17
     6.7  Other Agreement Provisions                           17

SECTION 7.  RESTRICTED STOCK AWARDS                            17
     7.1  Restrictions                                         18
          (a)  Transferability                                 18
          (b)  Conditions to Removal of Restrictions           18
          (c)  Legend                                          18
          (d)  Possession                                      18
          (e)  Other Conditions                                18
     7.2  Expiration of Restrictions                           18
     7.3  Rights as Shareholder                                18
     7.4  Payment of Taxes                                     18
     7.5  Other Agreement Provisions                           19

SECTION 8.  AWARDS TO NON-EMPLOYEE DIRECTORS                   19
     8.1  Awards to Committee Members                          19
     8.2  Eligibility for Awards                               19

SECTION 9.  ADJUSTMENT PROVISIONS                              19
     9.1  Adjustment of Awards and Authorized Stock            19
     9.2  Changes in Control                                   20
     9.3  Restructuring Without Change in Control              21
     9.4  Notice of Restructuring                              23

SECTION 10.  ADDITIONAL PROVISIONS                             23
     10.1 Termination of Employment                            23
     10.2 Other Loss of Eligibility - Non-Employees            23
     10.3 Death                                                24
     10.4 Disability                                           24
     10.5 Leave of Absence                                     24
     10.6 Transferability of Awards                            25
     10.7 Forfeiture and Restrictions on Transfer              25
     10.8 Delivery of Certificates of Stock                    25
     10.9 Conditions to Delivery of Stock                      25
     10.10 Certain Directors and Officers                      26
     10.11 Securities Act Legend                               26
     10.12 Legend for Restrictions on Transfer                 27
     10.13 Rights as a Shareholder                             27
     10.14 Furnish Information                                 27
     10.15 Obligation to Exercise                              27
     10.16 Adjustments to Awards                               27
     10.17 Remedies                                            28
     10.18 Information Confidential                            28
     10.19 Consideration                                       28

SECTION 11.  DURATION AND AMENDMENT OF PLAN                    28
     11.1 Duration                                             28
     11.2 Amendment                                            28

SECTION 12.  GENERAL                                           29
     12.1 Application of Funds                                 29
     12.2 Right  of  the  Corporation  and  Subsidiaries  to
          Terminate Employment                                 29
     12.3 No Liability for Good Faith Determinations           29

     12.4 Other Benefits                                       29
     12.5 Exclusion    From   Pension   and   Profit-Sharing
          Compensation                                         29
     12.6 Execution of Receipts and Releases                   30
     12.7 Unfunded Plan                                        30
     12.8 No Guarantee of Interests                            30
     12.9 Payment of Expenses                                  30
     12.10 Corporation Records                                 30
     12.11 Information                                         31
     12.12 No Liability of Corporation                         31
     12.13 Corporation Action                                  31
     12.14 Severability                                        31
     12.15 Notices                                             31
     12.16 Successors                                          32
     12.17 Headings                                            32
     12.18 Governing Law                                       32
     12.19 Word Usage                                          32

                        EZCORP, INC.

     1998 INCENTIVE PLAN

     SCOPE AND PURPOSE OF PLAN

     EZCORP, Inc., a Delaware corporation (the Corporation), has adopted this 1998 Incentive Plan (the "Plan") to provide for the granting of:

     (a)  Incentive  Options (hereafter defined) to  certain
          Key Employees (hereafter defined);

     (b)  Nonstatutory   Options  (hereafter   defined)   to
          certain   Key  Employees,  Non-Employee  Directors
          (hereafter defined) and other Persons;

     (c) Restricted Stock Awards (hereafter defined) to certain Key Employees and other Persons; and

     (d) Stock Appreciation Rights (hereafter defined) to certain Key Employees and other Persons.

     The purpose of the Plan is to provide an incentive for Key Employees and directors of the Corporation or its Subsidiaries (hereafter defined) to aid the Corporation in attracting able Persons to enter the service of the
Corporation  and  its Subsidiaries, to extend  to  them  the
opportunity  to  acquire  a  proprietary  interest  in   the
Corporation so that they will apply their best efforts for the benefit of the Corporation, and to remain in the service of the Corporation or its Subsidiaries. This Plan has been adopted by the Board of Directors and shareholders of the Corporation prior to the registration of any securities of the Corporation under the Exchange Act (hereafter defined) and accordingly amounts paid under the Plan are exempt from the provisions of Section 162(m) of the Code (hereafter defined).

SECTION 1.  DEFINITIONS

     1.1"Acquiring Person" means any Person other than the Corporation, any Subsidiary of the Corporation, any employee benefit plan of the Corporation or of a Subsidiary of the Corporation or of a corporation owned directly or indirectly by the shareholders of the Corporation in substantially the same proportions as their ownership of Stock of the Corporation, or any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or of a Subsidiary of the Corporation or of a corporation owned directly or indirectly by the shareholders of the Corporation in substantially the same proportions as their ownership of Stock of the Corporation.

     1.2"Affiliate" means (a) any Person who is directly or indirectly the beneficial owner of at least 10% of the voting power of the Voting Securities or (b) any Person controlling, controlled by, or under common control with the Company or any Person contemplated in clause (a) of this
Section 1.2.

     1.3"Award" means the grant of any form of Option, Restricted Stock Award, or Stock Appreciation Right under the Plan, whether granted individually, in combination, or in tandem, to a Holder pursuant to the terms, conditions, and limitations that the Committee may establish in order to fulfill the objectives of the Plan.

     1.4"Award   Agreement"  means  the  written   agreement
between the Corporation and a Holder evidencing the terms, conditions, and limitations of the Award granted to that Holder.

     1.5"Board of Directors" means the board of directors of the Corporation.

     1.6"Business Day" means any day other than a Saturday, a Sunday, or a day on which banking institutions in the State of Texas are authorized or obligated by law or executive order to close.

     1.7"Change in Control" means the event that is deemed to have occurred if:

          (a)any Acquiring Person is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing fifty percent or more of the combined voting power of the then outstanding Voting Securities of the Corporation; or

          (b)members  of the Incumbent Board cease  for  any
     reason to constitute at least a majority of the Board of Directors; or

          (c)a public announcement is made of a tender or exchange offer by any Acquiring Person for fifty percent or more of the outstanding Voting Securities of the Corporation, and the Board of Directors approves or fails to oppose that tender or exchange offer in its statements in Schedule 14D-9 under the Exchange Act; or

          (d)the shareholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation or partnership (or, if no such approval is required, the consummation of such a merger or consolidation of the Corporation), other than a merger or consolidation that would result in the Voting Securities of the Corporation outstanding immediately before the consummation thereof continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity or of a parent of the surviving entity) a majority of the combined voting power of the Voting Securities of the surviving entity (or its parent) outstanding immediately after that merger or consolidation; or

          (e)the shareholders of the Corporation approve a plan of complete liquidation of the Corporation or an agreement for the sale or disposition by the Corporation of all or substantially all the Corporation's assets (or, if no such approval is required, the consummation of such a liquidation, sale, or disposition in one transaction or series of related transactions) other than a liquidation, sale, or disposition of all or substantially all the Corporation's assets in one transaction or a series of related transactions to a corporation owned directly or indirectly by the shareholders of the Corporation in substantially the same proportions as their ownership of Stock of the Corporation.

     1.8"Code" means the Internal Revenue Code of 1986, as amended.

     1.9"Committee" means the Committee, which Committee shall administer this Plan and is further described under
Section 3.

     1.10"Convertible Securities" means evidences of indebtedness, shares of capital stock, or other securities that are convertible into or exchangeable for shares of Stock, either immediately or upon the arrival of a specified date or the happening of a specified event.

     1.11"Corporation" has the meaning given to it in the first paragraph under "Scope and Purpose of Plan."

     1.12"Date of Grant" has the meaning given it in Section
4.3.

     1.13"Disability" has the meaning given  it  in  Section
10.4.

     1.14"Effective Date" means October 26, 1998.

     1.15"Eligible  Individuals" means  (a)  Key  Employees,
(b) Non-Employee Directors only for purposes of Nonstatutory Options pursuant to Section 8, (c) any other Person that the Committee designates as eligible for an Award (other than for Incentive Options) because the Person performs, or has performed, valuable services for the Corporation or any of its Subsidiaries (other than services in connection with the offer or sale of securities in a capital-raising transaction) and the Committee determines that the Person has a direct and significant effect on the financial development of the Corporation or any of its Subsidiaries, and (d) any transferee of an Award if the Award Agreement provides  for  transfer  of  the  Award  and  the  Award  is transferred in accordance with the terms of the Award Agreement. Notwithstanding the foregoing provisions of this
Section 1.15, to ensure that the requirements of the fourth sentence of Section 3.1 are satisfied, the Board of Directors may from time to time specify individuals who shall not be eligible for the grant of Awards or equity securities under any plan of the Corporation or its Affiliates. Nevertheless, the Board of Directors may at any time determine that an individual who has been so excluded from eligibility shall become eligible for grants of Awards and grants of such other equity securities under any plans of the Corporation or its Affiliates so long as that eligibility will not impair the Plan's satisfaction of the conditions of Rule 16b-3.

     1.16"Employee" means any employee of the Corporation or of any of its Subsidiaries, including officers and directors of the Corporation who are also employees of the Corporation or of any of its Subsidiaries.

     1.17"Exchange Act" means the Securities Exchange Act of
1934 and the rules and regulations promulgated thereunder, or any successor law, as it may be amended from time to time.

     1.18"Exercise  Notice"  has the  meaning  given  it  in
Section 5.5.

     1.19"Exercise  Price"  has  the  meaning  given  it  in
Section 5.4.

     1.20"Fair Market Value" means, for a particular day:

          (a)If shares of Stock of the same class are listed or admitted to unlisted trading privileges on any national or regional securities exchange at the date of determining the Fair Market Value, then the last reported sale price, regular way, on the composite tape of that exchange on the last Business Day before the date in question or, if no such sale takes place on that Business Day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to unlisted trading privileges on that securities exchange; or

          (b)If shares of Stock of the same class are not listed or admitted to unlisted trading privileges as provided in Section 1.20(a) and sales prices for shares of Stock of the same class in the over-the-counter market are reported by the National Association of Securities Dealers, Inc. Automated Quotations, Inc. ("NASDAQ") National Market System (or such other system then in use) at the date of determining the Fair Market Value, then the last reported sales price so reported on the last Business Day before the date in question or, if no such sale takes place on that Business Day, the average of the high bid and low asked prices so reported; or

          (c)If shares of Stock of the same class are not listed or admitted to unlisted trading privileges as provided in Section 1.20(a) and sales prices for shares of Stock of the same class are not reported by the NASDAQ National Market System (or a similar system then in use) as provided in Section 1.20(b), and if bid and asked prices for shares of Stock of the same class in the over-the-counter market are reported by NASDAQ (or, if not so reported, by the National Quotation Bureau Incorporated) at the date of determining the Fair Market Value, then the average of the high bid and low asked prices on the last Business Day before the date in question; or

          (d)If shares of Stock of the same class are not listed or admitted to unlisted trading privileges as provided in Section 1.20(a) and sales prices or bid and asked prices therefor are not reported by NASDAQ (or the National Quotation Bureau Incorporated) as provided in Section 1.20(b) or Section 1.20(c) at the date of determining the Fair Market Value, then the value determined in good faith by the Committee, which determination shall be conclusive for all purposes; or

          (e)If shares of Stock of the same class are listed or admitted to unlisted trading privileges as provided in Section 1.20(a) or sales prices or bid and asked prices therefor are reported by NASDAQ (or the National Quotation Bureau Incorporated) as provided in Section 1.20(b) or Section 1.20(c) at the date of determining the Fair Market Value, but the volume of trading is so low that the Board of Directors determines in good faith that such prices are not indicative of the fair value of the Stock, then the value determined in good faith by the Committee, which determination shall be conclusive for all purposes notwithstanding the provisions of Sections 1.20(a), (b), or (c).

For purposes of valuing Incentive Options, the Fair Market Value of Stock shall be determined without regard to any restriction other than one that, by its terms, will never lapse. For purposes of the redemption provided for in
Section 9.3(d)(v), Fair Market Value shall have the meaning and shall be determined as set forth above; provided, however, that the Committee, with respect to any such redemption, shall have the right to determine that the Fair Market Value for purposes of the redemption should be an amount measured by the value of the shares of Stock, other securities, cash, or property otherwise being received by holders of shares of Stock in connection with the Restructuring and upon that determination the Committee shall have the power and authority to determine Fair Market Value for purposes of the redemption based upon the value of such shares of stock, other securities, cash, or property. Any such determination by the Committee, as evidenced by a resolution of the Committee, shall be conclusive for all purposes.

     1.21"Fiscal  Year"  means  the  fiscal  year   of   the
Corporation ending on September 30 of each year.

     1.22"Holder" means an Eligible Individual to whom an outstanding Award has been granted, or, pursuant to the terms of the Award Agreement, the permitted transferee of a Holder.

     1.23"Incumbent Board" means the individuals who, as of the Effective Date, constitute the Board of Directors and any other individual who becomes a director of the Corporation after that date and whose election or appointment by the Board of Directors or nomination for election by the Corporation's shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board.

     1.24"Incentive Option" means an incentive stock option as defined under Section 422 of the Code and regulations thereunder.

     1.25"Key   Employee"  means  any  Employee   whom   the
Committee identifies as having a direct and significant effect on the performance of the Corporation or any of its Subsidiaries.

     1.26"Non-Employee Director" means a director of the Corporation who while a director is not an Employee.

     1.27"Nonstatutory Option" means a stock option that does not satisfy the requirements of Section 422 of the Code or that is designated at the Date of Grant or in the applicable Award Agreement to be an option other than an Incentive Option.

     1.28"Non-Surviving   Event"   means   an    event    of
Restructuring  as  described in either  Section  1.35(b)  or
Section 1.35(c).

     1.29"Normal Retirement" means the separation of the Holder from employment with the Corporation and its Subsidiaries with the right to receive an immediate benefit under a retirement plan approved by the Corporation. If no such plan exists, Normal Retirement shall mean separation of the Holder from employment with the Corporation and its Subsidiaries at age 62 or later.

     1.30"Option" means either an Incentive Option or a Nonstatutory Option, or both.

     1.31"Person" means any person or entity of any nature whatsoever, specifically including (but not limited to) an individual, a firm, a company, a corporation, a partnership, a trust, or other entity. A Person, together with that Person's affiliates and associates (as "affiliate" and "associate" are defined in Rule 12b-2 under the Exchange Act for purposes of this definition only), and any Persons acting as a partnership, limited partnership, joint venture, association, syndicate, or other group (whether or not formally organized), or otherwise acting jointly or in concert or in a coordinated or consciously parallel manner (whether or not pursuant to any express agreement), for the purpose of acquiring, holding, voting, or disposing of securities of the Corporation with that Person, shall be deemed a single "Person."

     1.32"Plan" means the Corporation's 1998 Incentive Plan, as it may be amended or restated from time to time.

     1.33"Restricted   Stock"   means    Stock    that    is
nontransferable or subject to substantial risk of forfeiture until specific conditions are met.

     1.34"Restricted  Stock  Award"  means  the   grant   or
purchase, on the terms and conditions of Section 7 or that the Committee otherwise determines, of Restricted Stock.

     1.35"Restructuring" means the occurrence of any one or more of the following:

          (a)The merger or consolidation of the Corporation with any Person, whether effected as a single transaction or a series of related transactions, with the Corporation remaining the continuing or surviving entity of that merger or consolidation and the Stock remaining outstanding and not changed into or exchanged for stock or other securities of any other Person or of the Corporation, cash, or other property;

          (b)The merger or consolidation of the Corporation with any Person, whether effected as a single transaction or a series of related transactions, with
     (i) the Corporation not being the continuing or surviving entity of that merger or consolidation or
     (ii) the Corporation remaining the continuing or surviving entity of that merger or consolidation but all or a part of the outstanding shares of Stock are changed into or exchanged for stock or other securities of any other Person or the Corporation, cash, or other property; or

          (c)The transfer, directly or indirectly, of all or substantially all of the assets of the Corporation (whether by sale, merger, consolidation, liquidation, or otherwise) to any Person, whether effected as a single transaction or a series of related transactions.

     1.36"Rule 16b-3" means Rule 16b-3 under Section 16(b) of the Exchange Act as adopted in Exchange Act Release No.
34-37260 (May 31, 1996), or any successor rule, as it may be amended from time to time.

     1.37"Securities Act" means the Securities Act  of  1933
and the rules and regulations promulgated thereunder, or any successor law, as it may be amended from time to time.

     1.38"Stock" means the Class A Non-voting common stock, $0.01 par value per share, of the Corporation, or any other securities that are substituted for the Stock as provided in
Section 9.

     1.39"Stock Appreciation Right" means the right to receive an amount equal to the excess of the Fair Market Value of a share of Stock (as determined on the date of exercise) over, as appropriate, the Exercise Price of a related Option or the Fair Market Value of the Stock on the Date of Grant of the Stock Appreciation Right.

     1.40"Subsidiary" means, with respect to any Person, any corporation, or other entity of which a majority of the Voting Securities is owned, directly or indirectly, by that Person.

     1.41"Total Shares" has the meaning given it in  Section
9.2.

     1.42"Voting Securities" means any securities that are entitled to vote generally in the election of directors, in the admission of general partners or in the selection of any other similar governing body.

SECTION 2.  SHARES OF STOCK SUBJECT TO THE PLAN

     2.1Maximum Number of Shares. Subject to the provisions of Section 2.2 and Section 9, the aggregate number of shares of Stock that may be issued or transferred pursuant to Awards under the Plan shall be 1,275,000.

     2.2Limitation   of  Shares.   For   purposes   of   the
limitations   specified  in  Section  2.1,   the   following
principles shall apply:

          (a)the following shall count against and decrease the number of shares of Stock that may be issued for purposes of Section 2.1: (i) shares of Stock subject to outstanding Options, outstanding shares of Restricted Stock, and shares subject to outstanding Stock Appreciation Rights granted independent of Options (based on a good faith estimate by the Corporation or the Committee of the maximum number of shares for which the Stock Appreciation Right may be settled (assuming payment in full in shares of Stock)), and (ii) in the case of Options granted in tandem with Stock Appreciation Rights, the greater of the number of shares of Stock that would be counted if one or the other alone was outstanding (determined as described in clause (i) above);

          (b)the following shall be added back to the number of shares of Stock that may be issued for purposes of
     Section 2.1: (i) shares of Stock with respect to which Options, Stock Appreciation Rights granted independent of Options, or Restricted Stock Awards expire, are cancelled, or otherwise terminate without being exercised, converted, or vested, as applicable, and
     (ii) in the case of Options granted in tandem with Stock Appreciation Rights, shares of Stock as to which an Option has been surrendered in connection with the exercise of a related ("tandem") Stock Appreciation Right, to the extent the number surrendered exceeds the number issued upon exercise of the Stock Appreciation Right; provided that, in any case, the holder of such Awards did not receive any dividends or other benefits of ownership with respect to the underlying shares being added back, other than voting rights and the accumulation (but not payment) of dividends of Stock;

          (c)shares of Stock subject to Stock Appreciation Rights granted independent of Options (calculated as provided in clause (a) above) that are exercised and paid in cash shall be added back to the number of shares of Stock that may be issued for purposes of
     Section 2.1, provided that the Holder of such Stock Appreciation Right did not receive any dividends or other benefits of ownership, other than voting rights and the accumulation (but not payment) of dividends, of the shares of Stock subject to the Stock Appreciation Right;

          (d)shares of Stock that are transferred by a Holder of an Award (or withheld by the Corporation) as full or partial payment to the Corporation of the purchase price of shares of Stock subject to an Option or the Corporation's or any Subsidiary's tax withholding obligations shall not be added back to the number of shares of Stock that may be issued for purposes of Section 2.1 and shall not again be subject to Awards; and

          (e)if the number of shares of Stock counted against the number of shares that may be issued for purposes of Section 2.1 is based upon an estimate made by the Corporation or the Committee as provided in clause (a) above and the actual number of shares of Stock issued pursuant to the applicable Award is greater or less than the estimated number, then, upon such issuance, the number of shares of Stock that may be issued pursuant to Section 2.1 shall be further reduced by the excess issuance or increased by the shortfall, as applicable.

Notwithstanding the provisions of this Section 2.2, no Stock shall be treated as issuable under the Plan to Eligible
Individuals subject to Section 16 of the Exchange Act if otherwise prohibited from issuance under Rule 16b-3.

     2.3Description of Shares. The shares to be delivered under the Plan shall be made available from (a) authorized but unissued shares of Stock, (b) Stock held in the treasury of the Corporation, or (c) previously issued shares of Stock reacquired by the Corporation, including shares purchased on the open market, in each situation as the Board of Directors or the Committee may determine from time to time at its sole option.

     2.4Registration and Listing of Shares. From time to time, the Board of Directors and appropriate officers of the Corporation shall and are authorized to take whatever actions are necessary to file required documents with governmental authorities, stock exchanges, and other appropriate Persons to make shares of Stock available for issuance pursuant to the exercise of Awards.

SECTION 3.  ADMINISTRATION OF THE PLAN

     3.1Committee. The Committee shall administer the Plan with respect to all Eligible Individuals who are subject to
Section 16(b) of the Exchange Act (other than members of the Committee), but shall not have the power to appoint members of the Committee or to terminate, modify, or amend the Plan. The full Board of Directors shall administer the Plan with respect to all members of the Committee. Except for references in Sections 3.1, 3.2 and 3.3, and unless the context otherwise requires, references herein to the Committee shall also refer to the Board of Directors as administrator of the Plan for members of the Committee. The Committee shall be constituted so that, as long as Stock is registered under Section 12 of the Exchange Act, each member of the Committee shall be a Non-Employee Director and so that the Plan in all other applicable respects will qualify transactions related to the Plan for the exemptions from
Section 16(b) of the Exchange Act provided by Rule 16b-3, to the extent exemptions thereunder may be available. The number of Persons that shall constitute the Committee shall be determined from time to time by a majority of all the members of the Board of Directors and, unless that majority of the Board of Directors determines otherwise or Rule 16b-3 is amended to require otherwise, shall be no less than two Persons. The Board of Directors may designate the Compensation Committee of the Board of Directors to serve as the Committee hereunder. To the extent that Rule 16b-3 promulgated under the Exchange Act requires a system of administration that is different from this Section 3.1, this
Section 3.1 shall automatically be deemed amended to the extent necessary to cause it to be in compliance with Rule 16b-3.

     3.2Duration, Removal, Etc. The members of the Committee shall serve at the discretion of the Board of Directors, which shall have the power, at any time and from time to time, to remove members from or add members to the Committee. Removal from the Committee may be with or without cause. Any individual serving as a member of the Committee shall have the right to resign from membership in the Committee by at least three days' written notice to the Board of Directors. The Board of Directors, and not the remaining members of the Committee, shall have the power and authority to fill all vacancies on the Committee. The Board of Directors shall promptly fill any vacancy that causes the number of members of the Committee to be below two or any other number that Rule 16b-3 may require from time to time.

     3.3Meetings and Actions of Committee. The Board of Directors shall designate which of the Committee members shall be the chairman of the Committee. If the Board of Directors fails to designate a Committee chairman, the members of the Committee shall elect one of the Committee members as chairman, who shall act as chairman until he ceases to be a member of the Committee or until the Board of Directors elects a new chairman. The Committee shall hold its meetings at those times and places as the chairman of the Committee may determine. At all meetings of the Committee, a quorum for the transaction of business shall be required and a quorum shall be deemed present if at least a majority of the members of the Committee are present. At any meeting of the Committee, each member shall have one vote. All decisions and determinations of the Committee shall be made by the majority vote or majority decision of all of its members present at a meeting at which a quorum is present; provided, however, that any decision or determination reduced to writing and signed by all of the members of the Committee shall be as fully effective as if it had been made at a meeting that was duly called and held. The Committee may make any rules and regulations for the conduct of its business that are not inconsistent with the provisions of the Plan, the Articles or Certificate of Incorporation of the Corporation, the bylaws of the Corporation, and Rule 16b-3 so long as it is applicable, as the Committee may deem advisable.

     3.4Committee's Powers. Subject to the express provisions of the Plan and Rule 16b-3, the Committee shall have the authority, in its sole and absolute discretion, to
(a) adopt, amend, and rescind administrative and interpretive rules and regulations relating to the Plan;
(b) determine the Eligible Individuals to whom, and the time or times at which, Awards shall be granted; (c) determine the amount of cash and the number of shares of Stock, Stock Appreciation Rights, or Restricted Stock Awards, or any combination thereof, that shall be the subject of each Award; (d) determine the terms and provisions of each Award Agreement (which need not be identical), including provisions defining or otherwise relating to (i) the term and the period or periods and extent of exercisability of the Options, (ii) the extent to which the transferability of shares of Stock issued or transferred pursuant to any Award is restricted, (iii) the effect of termination of employment of the Holder on the Award, and (iv) the effect of approved leaves of absence (consistent with any applicable regulations of the Internal Revenue Service);
(e) accelerate, pursuant to Section 9, the time of exercisability of any Option that has been granted;
(f)  construe the respective Award Agreements and the  Plan;
(g) make determinations of the Fair Market Value of the Stock pursuant to the Plan; (h) delegate its duties under the Plan to such agents as it may appoint from time to time, provided that the Committee may not delegate its duties with respect to making Awards to, or otherwise with respect to Awards granted to, Eligible Individuals who are subject to
Section 16(b) of the Exchange Act; and (i) make all other determinations, perform all other acts, and exercise all other powers and authority necessary or advisable for administering the Plan, including the delegation of those ministerial acts and responsibilities as the Committee deems appropriate. Subject to Rule 16b-3, the Committee may correct any defect, supply any omission, or reconcile any inconsistency in the Plan, in any Award, or in any Award Agreement in the manner and to the extent it deems necessary or desirable to carry the Plan into effect, and the Committee shall be the sole and final judge of that
necessity  or  desirability.   The  determinations  of   the
Committee on the matters referred to in this Section 3.4 shall be final and conclusive.

SECTION 4.  ELIGIBILITY AND PARTICIPATION

     4.1Eligible   Individuals.   Awards  may   be   granted
pursuant  to  the  Plan  only to Persons  who  are  Eligible
Individuals at the time of the grant thereof.

     4.2Grant of Awards. Subject to the express provisions of the Plan, the Committee shall determine which Eligible Individuals shall be granted Awards from time to time. In making grants, the Committee shall take into consideration the contribution the potential Holder has made or may make to the success of the Corporation or its Subsidiaries and such other considerations as the Board of Directors may from time to time specify. The Committee shall also determine the number of shares subject to each of the Awards and shall authorize and cause the Corporation to grant Awards in accordance with those determinations.

     4.3Date of Grant. The date on which the Committee completes all action resolving to offer an Award to an individual, including the specification of the number of shares of Stock to be subject to the Award, shall be the date on which the Award covered by an Award Agreement is granted (the "Date of Grant"), even though certain terms of the Award Agreement may not be determined at that time and even though the Award Agreement may not be executed until a later time. In no event shall a Holder gain any rights in addition to those specified by the Committee in its grant, regardless of the time that may pass between the grant of the Award and the actual execution of the Award Agreement by the Corporation and the Holder.

     4.4Award Agreements. Each Award granted under the Plan shall be evidenced by an Award Agreement that is executed by the Corporation and the Eligible Individual to whom the Award is granted and incorporating those terms that the Committee shall deem necessary or desirable. More than one Award may be granted under the Plan to the same Eligible Individual and be outstanding concurrently. In the event an Eligible Individual is granted both one or more Incentive Options and one or more Nonstatutory Options, those grants shall be evidenced by separate Award Agreements, one for each of the Incentive Option grants and one for each of the Nonstatutory Option grants.

     4.5Limitation for Incentive Options. Notwithstanding any provision contained herein to the contrary, (a) a Person shall not be eligible to receive an Incentive Option unless he is an Employee of the Corporation or a corporate Subsidiary or, to the extent permitted by law, a partnership Subsidiary, and (b) a Person shall not be eligible to receive an Incentive Option if, immediately before the time the Option is granted, that Person owns (within the meaning of Sections 422 and 424(d) of the Code) stock possessing more than ten percent of the total combined voting power or value of all classes of outstanding stock of the Corporation or a Subsidiary. Nevertheless, Section 4.5(b) shall not apply if, at the time the Incentive Option is granted, the Exercise Price of the Incentive Option is at least one hundred ten percent of Fair Market Value and the Incentive Option is not, by its terms, exercisable after the expiration of five years from the Date of Grant.

     4.6No Right to Award. The adoption of the Plan shall not be deemed to give any Person a right to be granted an Award.

SECTION 5.  TERMS AND CONDITIONS OF OPTIONS

     All Options granted under the Plan shall comply with, and the related Award Agreements shall be deemed to include and be subject to, the terms and conditions set forth in this Section 5 (to the extent each term and condition applies to the form of Option) and also to the terms and conditions set forth in Sections 9 and 10; provided, however, that the Committee may authorize an Award Agreement that expressly contains terms and provisions that differ from the terms and provisions set forth in Sections 9.2, 9.3, and 9.4 and any of the terms and provisions of Section 10 (other than Sections 10.9 and 10.10).

     5.1Number of Shares. Each Award Agreement shall state the total number of shares of Stock to which it relates.

     5.2Vesting. Each Award Agreement shall state the time or periods in which, or the conditions upon satisfaction of which, the right to exercise the Option or a portion thereof shall vest and the number of shares of Stock for which the right to exercise the Option shall vest at each such time, period, or fulfillment of condition.

     5.3Expiration of Options. No Option shall be exercised after the expiration of a period of ten years commencing on the Date of Grant of the Option; provided, however, that any portion of a Nonstatutory Option that pursuant to the terms of the Award Agreement under which such Nonstatutory Option is granted shall not become exercisable until the date which is the tenth anniversary of the Date of Grant of such Nonstatutory Option may be exercisable for a period of 30 days following the date on which such portion becomes exercisable.

     5.4Exercise Price. Each Award Agreement shall state the exercise price per share of Stock (the "Exercise Price"); provided, however, that the exercise price per share of Stock subject to an Incentive Option shall not be less than the greater of (a) the par value per share of the Stock or (b) 100% of the Fair Market Value per share of the Stock on the Date of Grant of the Option.

     5.5Method of Exercise. The Option shall be exercisable only by written notice of exercise (the "Exercise Notice") delivered to the Corporation during the term of the Option, which notice shall (a) state the number of shares of Stock with respect to which the Option is being exercised, (b) be signed by the Holder of the Option or, if the Holder is dead or becomes affected by a Disability, by the Person authorized to exercise the Option pursuant to Sections 10.3 and 10.4, (c) be accompanied by the Exercise Price for all shares of Stock for which the Option is being exercised, and
(d) include such other information, instruments, and documents as may be required to satisfy any other condition to exercise contained in the Award Agreement. The Option shall not be deemed to have been exercised unless all of the requirements of the preceding provisions of this Section 5.5 have been satisfied.

     5.6Incentive Option Exercises. Except as otherwise provided in Section 10.4 or in the Award Agreement, during the Holder's lifetime, only the Holder may exercise an Incentive Option.

     5.7Medium and Time of Payment. The Exercise Price of an Option shall be payable in full upon the exercise of the Option (a) in cash or by an equivalent means acceptable to the Committee, (b) on the Committee's prior consent, with shares of Stock owned by the Holder (including shares received upon exercise of the Option or restricted shares already held by the Holder) and having a Fair Market Value at least equal to the aggregate Exercise Price payable in connection with such exercise, or (c) by any combination of clauses (a) and (b). If the Committee elects to accept shares of Stock in payment of all or any portion of the Exercise Price, then (for purposes of payment of the Exercise Price) those shares of Stock shall be deemed to have a cash value equal to their aggregate Fair Market Value determined as of the date the certificate for such shares is delivered to the Corporation. If the Committee elects to accept shares of restricted Stock in payment of all or any portion of the Exercise Price, then an equal number of shares issued pursuant to the exercise shall be restricted on the same terms and for the restriction period remaining on the shares used for payment.

     5.8Payment with Sale Proceeds. In addition, at the request of the Holder and to the extent permitted by applicable law, the Committee may (but shall not be required
to) approve arrangements with a brokerage firm under which that brokerage firm, on behalf of the Holder, shall pay to the Corporation the Exercise Price of the Option being exercised and the Corporation shall promptly deliver the exercised shares of Stock to the brokerage firm. To accomplish this transaction, the Holder must deliver to the Corporation an Exercise Notice containing irrevocable instructions from the Holder to the Corporation to deliver the Stock certificates representing the shares of Stock directly to the broker. Upon receiving a copy of the Exer cise Notice acknowledged by the Corporation, the broker shall sell that number of shares of Stock or loan the Holder an amount sufficient to pay the Exercise Price and any withholding obligations due. The broker then shall deliver to the Corporation that portion of the sale or loan proceeds necessary to cover the Exercise Price and any withholding obligations due. The Committee shall not approve any transaction of this nature if the Committee believes that the transaction would give rise to the Holder's liability for short-swing profits under Section 16(b) of the Exchange Act.

     5.9Payment of Taxes. The Committee may, in its discretion, require a Holder to pay to the Corporation (or the Corporation's Subsidiary if the Holder is an employee of a Subsidiary of the Corporation), at the time of the exercise of an Option or thereafter, the amount that the Committee deems necessary to satisfy the Corporation's or its Subsidiary's current or future obligation to withhold federal, state, or local income or other taxes that the Holder incurs by exercising an Option. In connection with the exercise of an Option requiring tax withholding, a Holder may (a) direct the Corporation to withhold from the shares of Stock to be issued to the Holder the number of shares necessary to satisfy the Corporation's obligation to withhold taxes, that determination to be based on the shares' Fair Market Value as of the date of exercise; (b) deliver to the Corporation sufficient shares of Stock (based upon the Fair Market Value as of the date of such delivery) to satisfy the Corporation's tax withholding obligations, which tax withholding obligation is based on the shares' Fair Market Value as of the later of the date of exercise or the date as of which the shares of Stock issued in connection with such exercise become includible in the income of the Holder; or (c) deliver sufficient cash to the Corporation to satisfy its tax withholding obligations. Holders who elect to use such a Stock withholding feature must make the election at the time and in the manner that the Committee prescribes. The Committee may, at its sole option, deny any Holder's request to satisfy withholding obligations through Stock instead of cash. In the event the Committee subsequently determines that the aggregate Fair Market Value (as determined above) of any shares of Stock withheld or delivered as payment of any tax withholding obligation is insufficient to discharge that tax withholding obligation, then the Holder shall pay to the Corporation, immediately upon the Committee's request, the amount of that deficiency in the form of payment requested by the Committee.

     5.10Limitation on Aggregate Value of Shares That May Become First Exercisable During Any Calendar Year Under an Incentive Option. Except as is otherwise provided in
Section 9.3, with respect to any Incentive Option granted under this Plan, the aggregate Fair Market Value of shares of Stock subject to an Incentive Option and the aggregate Fair Market Value of shares of Stock or stock of any Subsidiary (or a predecessor of the Corporation or a Subsidiary) subject to any other incentive stock option (within the meaning of Section 422 of the Code) of the Corporation or its Subsidiaries (or a predecessor corporation of any such corporation) that first become purchasable by a Holder in any calendar year may not (with respect to that Holder) exceed $100,000, or such other amount as may be prescribed under Section 422 of the Code or applicable regulations or rulings from time to time. As used in the previous sentence, Fair Market Value shall be determined as of the Date of Grant of the Incentive Option. For purposes of this Section 5.10, "predecessor corporation" means (a) a corporation that was a party to a transaction described in Section 424(a) of the Code (or which would be so described if a substitution or assumption under that Section had been effected) with the Corporation, (b) a corporation which, at the time the new incentive stock option (within the meaning of Section 422 of the Code) is granted, is a Subsidiary of the Corporation or a predecessor corporation of any such corporations, or (c) a predecessor corporation of any such corporations. Failure to comply with this provision shall not impair the enforceability or exercisability of any Option, but shall cause the excess amount of shares to be reclassified in accordance with the Code.

     5.11No Fractional Shares. The Corporation shall not in any case be required to sell, issue, or deliver a fractional share with respect to any Option. In lieu of the issuance of any fractional share of Stock, the Corporation shall pay to the Holder an amount in cash equal to the same fraction (as the fractional Stock) of the Fair Market Value of a share of Stock determined as of the date of the applicable Exercise Notice.

     5.12Modification, Extension, and Renewal of Options. Subject to the terms and conditions of and within the limitations of the Plan, Rule 16b-3, and any consent required by the last sentence of this Section 5.12, the Committee may (a) modify, extend, or renew outstanding Options granted under the Plan, (b) accept the surrender of Options outstanding hereunder (to the extent not previously exercised) and authorize the granting of new Options in substitution for outstanding Options (to the extent not previously exercised), and (c) amend the terms of an Incentive Option at any time to include provisions that have the effect of changing the Incentive Option to a Nonstatutory Option. Nevertheless, without the consent of the Holder, the Committee may not modify any outstanding Options so as to specify a higher or lower Exercise Price or accept the surrender of outstanding Incentive Options and authorize the granting of new Options in substitution therefor specifying a higher or lower Exercise Price. In addition, no modification of an Option granted hereunder shall, without the consent of the Holder, alter or impair any rights or obligations under any Option theretofore granted to such Holder under the Plan except, with respect to Incentive Options, as may be necessary to satisfy the requirements of Section 422 of the Code or as permitted in clause (c) of this Section 5.12.

     5.13Other Agreement Provisions. The Award Agreements relating to Options shall contain such provisions in addition to those required by the Plan (including without limitation restrictions or the removal of restrictions upon the exercise of the Option and the retention or transfer of shares thereby acquired) as the Committee may deem advisable. Each Award Agreement shall identify the Option evidenced thereby as an Incentive Option or Nonstatutory Option, as the case may be, and no Award Agreement shall cover both an Incentive Option and a Nonstatutory Option. Each Award Agreement relating to an Incentive Option granted hereunder shall contain such limitations and restrictions upon the exercise of the Incentive Option to which it relates as shall be necessary for the Incentive Option to which such Award Agreement relates to constitute an incentive stock option, as defined in Section 422 of the Code.

SECTION 6.  STOCK APPRECIATION RIGHTS

     All Stock Appreciation Rights granted under the Plan shall comply with, and the related Award Agreements shall be deemed to include and be subject to, the terms and conditions set forth in this Section 6 (to the extent each term and condition applies to the form of Stock Appreciation Right) and also the terms and conditions set forth in Sections 9 and 10; provided, however, that the Committee may authorize an Award Agreement related to a Stock Appreciation Right that expressly contains terms and provisions that differ from the terms and provisions set forth in Sections 9.2, 9.3, and 9.4 and any of the terms and provisions of
Section 10 (other than Sections 10.9 and 10.10).

     6.1Form of Right. A Stock Appreciation Right may be granted to an Eligible Individual (a) in connection with an Option, either at the time of grant or at any time during the term of the Option, or (b) independent of an Option.

     6.2Rights  Related  to Options.  A  Stock  Appreciation
Right granted pursuant to an Option shall entitle the Holder, upon exercise, to surrender that Option or any portion  thereof, to the extent unexercised, and to  receive payment of an amount computed pursuant to Section 6.2(b). That Option shall then cease to be exercisable to the extent surrendered. Stock Appreciation Rights granted in connection with an Option shall be subject to the terms of the Award Agreement governing the Option, which shall comply with the following provisions in addition to those applicable to Options:

          (a)Exercise and Transfer. Subject to Section 10.9, a Stock Appreciation Right granted in connection with an Option shall be exercisable only at such time or times and only to the extent that the related Option is exercisable and shall not be transferable except to the extent that the related Option is transferable.

          (b)Value of Right. Upon the exercise of a Stock Appreciation Right related to an Option, the Holder shall be entitled to receive payment from the Corporation of an amount determined by multiplying:

                 (i)The  difference obtained by  subtracting
          the Exercise Price of a share of Stock specified in the related Option from the Fair Market Value of a share of Stock on the date of exercise of the Stock Appreciation Right, by

               (ii)The  number of shares as  to  which  that
          Stock Appreciation Right has been exercised.

     6.3Right Without Option. A Stock Appreciation Right granted independent of an Option shall be exercisable as determined by the Committee and set forth in the Award Agreement governing the Stock Appreciation Right, which Award Agreement shall comply with the following provisions:

          (a)Number  of Shares.  Each Award Agreement  shall
     state the total number of shares of Stock to which the Stock Appreciation Right relates.

          (b)Vesting. Each Award Agreement shall state the time or periods in which the right to exercise the Stock Appreciation Right or a portion thereof shall vest and the number of shares of Stock for which the right to exercise the Stock Appreciation Right shall vest at each such time or period.

          (c)Expiration of Rights. Each Award Agreement shall state the date at which the Stock Appreciation
     Rights shall expire if not previously exercised.

          (d)Value of Right. Each Stock Appreciation Right shall entitle the Holder, upon exercise thereof, to receive payment of an amount determined by multiplying:

                 (i)The  difference obtained by  subtracting
          the Fair Market Value of a share of Stock on the Date of Grant of the Stock Appreciation Right from the Fair Market Value of a share of Stock on the date of exercise of that Stock Appreciation Right, by

               (ii)The  number  of shares as  to  which  the
          Stock Appreciation Right has been exercised.

     6.4Limitations on Rights. Notwithstanding Sections 6.2(b) and 6.3(d), the Committee may limit the amount payable upon exercise of a Stock Appreciation Right. Any such limitation must be determined as of the Date of Grant and be noted on the Award Agreement evidencing the Holder's Stock Appreciation Right.

     6.5Payment of Rights. Payment of the amount determined under Section 6.2(b) or 6.3(d) and Section 6.4 may be made, in the sole discretion of the Committee unless specifically provided otherwise in the Award Agreement, solely in whole shares of Stock valued at Fair Market Value on the date of exercise of the Stock Appreciation Right, solely in cash, or in a combination of cash and whole shares of Stock. If the Committee decides to make full payment in shares of Stock and the amount payable results in a fractional share, payment for the fractional share shall be made in cash.

     6.6Payment of Taxes. The Committee may, in its discretion, require a Holder to pay to the Corporation (or the Corporation's Subsidiary if the Holder is an employee of a Subsidiary of the Corporation), at the time of the exercise of a Stock Appreciation Right or thereafter, the amount that the Committee deems necessary to satisfy the Corporation's or its Subsidiary's current or future obligation to withhold federal, state, or local income or other taxes that the Holder incurs by exercising a Stock
Appreciation Right. In connection with the exercise of a Stock Appreciation Right requiring tax withholding, a Holder may (a) direct the Corporation to withhold from the shares of Stock to be issued to the Holder the number of shares necessary to satisfy the Corporation's obligation to withhold taxes, that determination to be based on the shares' Fair Market Value as of the date of exercise;
(b) deliver to the Corporation sufficient shares of Stock (based upon the Fair Market Value as of the date of such delivery) to satisfy the Corporation's tax withholding obligations, which tax withholding obligation is based on the shares' Fair Market Value as of the later of the date of exercise or the date as of which the shares of Stock issued in connection with such exercise become includible in the income of the Holder; or (c) deliver sufficient cash to the Corporation to satisfy its tax withholding obligations. Holders who elect to have Stock withheld pursuant to (a) or
(b) above must make the election at the time and in the manner that the Committee prescribes. The Committee may, in its sole discretion, deny any Holder's request to satisfy withholding obligations through Stock instead of cash. In the event the Committee subsequently determines that the aggregate Fair Market Value (as determined above) of any shares of Stock withheld or delivered as payment of any tax withholding obligation is insufficient to discharge that tax withholding obligation, then the Holder shall pay to the Corporation, immediately upon the Committee's request, the amount of that deficiency in the form of payment requested by the Commission.

     6.7Other Agreement Provisions. The Award Agreements relating to Stock Appreciation Rights shall contain such provisions in addition to those required by the Plan (including without limitation restrictions or the removal of restrictions upon the exercise of the Stock Appreciation Right and the retention or transfer of shares thereby acquired) as the Committee may deem advisable.

SECTION 7.  RESTRICTED STOCK AWARDS

     All Restricted Stock Awards granted under the Plan shall comply with and be subject to, and the related Award Agreements shall be deemed to include, the terms and conditions set forth in this Section 7 and also to the terms and conditions set forth in Sections 9 and 10; provided, however, that the Committee may authorize an Award Agreement related to a Restricted Stock Award that expressly contains terms and provisions that differ from the terms and provisions set forth in Sections 9.2, 9.3, and 9.4 and the terms and provisions set forth in Section 10 (other than Sections 10.9 and 10.10).

     7.1Restrictions. All shares of Restricted Stock Awards granted or sold pursuant to the Plan shall be subject to the following conditions:

          (a)Transferability. The shares may not be sold, transferred, or otherwise alienated or hypothecated until the restrictions are removed or expire.

          (b)Conditions to Removal of Restrictions. Conditions to removal or expiration of the restrictions may include, but are not required to be limited to, continuing employment or service as a director, officer, or Key Employee or achievement of performance objectives described in the Award Agreement.

          (c)Legend.     Each    certificate    representing
     Restricted Stock Awards granted pursuant to the Plan shall bear a legend making appropriate reference to the restrictions imposed.

          (d)Possession.   The  Committee  may  require  the
     Corporation to retain physical custody of the certificates representing Restricted Stock Awards during the restriction period and may require the Holder of the Award to execute stock powers in blank for those certificates and deliver those stock powers to the Corporation, or the Committee may require the Holder to enter into an escrow agreement providing that the certificates representing Restricted Stock Awards granted or sold pursuant to the Plan shall remain in the physical custody of an escrow holder until all restrictions are removed or expire.

          (e)Other Conditions. The Committee may impose other conditions on any shares granted or sold as Restricted Stock Awards pursuant to the Plan as it may deem advisable, including without limitation
     (i) restrictions under the Securities Act or Exchange Act, (ii) the requirements of any securities exchange upon which the shares or shares of the same class are
     then  listed,  and  (iii)  any  state  securities   law
     applicable to the shares.

     7.2Expiration of Restrictions. The restrictions imposed in Section 7.1 on Restricted Stock Awards shall lapse as determined by the Committee and set forth in the applicable Award Agreement, and the Corporation shall promptly deliver to the Holder of the Restricted Stock Award a certificate representing the number of shares for which restrictions have lapsed, free of any restrictive legend relating to the lapsed restrictions. Each Restricted Stock Award may have a different restriction period as determined by the Committee in its sole discretion. The Committee may, in its discretion, prospectively reduce the restriction period applicable to a particular Restricted Stock Award.

     7.3Rights as Shareholder. Subject to the provisions of Sections 7.1 and 10.10, the Committee may, in its discretion, determine what rights, if any, the Holder shall have with respect to the Restricted Stock Awards granted or sold, including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto.

     7.4Payment of Taxes. The Committee may, in its discretion, require a Holder to pay to the Corporation (or the Corporation's Subsidiary if the Holder is an employee of a Subsidiary of the Corporation) the amount that the Committee deems necessary to satisfy the Corporation's or its Subsidiary's current or future obligation to withhold federal, state, or local income or other taxes that the Holder incurs by reason of the Restricted Stock Award. The Holder may (a) direct the Corporation to withhold from the shares of Stock to be issued to the Holder the number of shares necessary to satisfy the Corporation's obligation to withhold taxes, that determination to be based on the shares' Fair Market Value as of the date on which tax withholding is to be made; (b) deliver to the Corporation sufficient shares of Stock (based upon the Fair Market Value as of the date of such delivery) to satisfy the
Corporation's tax withholding obligations, which tax withholding obligation is based on the shares' Fair Market Value as of the later of the date of issuance or the date as of which the shares of Stock issued become includible in the income of the Holder; or (c) deliver sufficient cash to the Corporation to satisfy its tax withholding obligations. Holders who elect to have Stock withheld pursuant to (a) or
(b) above must make the election at the time and in the manner that the Committee prescribes. The Committee may, in its sole discretion, deny any Holder's request to satisfy withholding obligations through Stock instead of cash. In the event the Committee subsequently determines that the aggregate Fair Market Value (as determined above) of any shares of Stock withheld or delivered as payment of any tax withholding obligation is insufficient to discharge that tax withholding obligation, then the Holder shall pay to the Corporation, immediately upon the Committee's request, the amount of that deficiency.

     7.5Other Agreement Provisions. The Award Agreements relating to Restricted Stock Awards shall contain such provisions in addition to those required by the Plan as the Committee may deem advisable.

SECTION 8.  AWARDS TO NON-EMPLOYEE DIRECTORS

     8.1Awards  to  Committee Members.  The  full  Board  of
Directors shall determine the number of Awards to be granted to members of the Committee, the Exercise Price and the vesting schedule thereof.

     8.2Eligibility  for  Awards.   Non-Employee   Directors
shall be eligible to receive any Awards under the Plan other than an Award of an Incentive Option.

SECTION 9.  ADJUSTMENT PROVISIONS

     9.1Adjustment of Awards and Authorized Stock. The terms of an Award and the number of shares of Stock authorized pursuant to Section 2.1 and Section 8 for issuance under the Plan shall be subject to adjustment from time to time, in accordance with the following provisions:

          (a) If  at  any  time, or from time to  time,  the
     Corporation shall subdivide as a whole (by reclassification, by a Stock split, by the issuance of a distribution on Stock payable in Stock, or otherwise) the number of shares of Stock then outstanding into a greater number of shares of Stock, then (i) the maximum number of shares of Stock available for the Plan as provided in Section 2.1 shall be increased proportionately, and the kind of shares or other securities available for the Plan shall be appropriately adjusted, (ii) the number of shares of Stock (or other kind of shares or securities) that may be acquired under any Award shall be increased proportionately, and (iii) the price (including Exercise Price) for each share of Stock (or other kind of shares or securities) subject to then outstanding Awards shall be reduced proportionately, without changing the aggregate purchase price or value as to which outstanding Awards remain exercisable or subject to restrictions.

          (b) If at any time, or from time to time, the Corporation shall consolidate as a whole (by reclassification, reverse Stock split, or otherwise) the number of shares of Stock then outstanding into a lesser number of shares of Stock, then (i) the maximum number of shares of Stock available for the Plan as provided in Section 2.1 shall be decreased proportionately, and the kind of shares or other securities available for the Plan shall be appropriately adjusted, (ii) the number of shares of Stock (or other kind of shares or securities) that may be acquired under any Award shall be decreased proportionately, and (iii) the price (including Exercise Price) for each share of Stock (or other kind of shares or securities) subject to then outstanding Awards shall be increased proportionately, without changing the aggregate purchase price or value as to which outstanding Awards remain exercisable or subject to restrictions.

          (c) Whenever the number of shares of Stock subject to outstanding Awards and the price for each share of Stock subject to outstanding Awards are required to be adjusted as provided in this Section 9.1, the Committee shall promptly prepare a notice setting forth, in reasonable detail, the event requiring adjustment, the amount of the adjustment, the method by which such adjustment was calculated, and the change in price and the number of shares of Stock, other securities, cash, or property purchasable subject to each Award after giving effect to the adjustments. The Committee shall promptly give each Holder such a notice.

          (d) Adjustments under Sections 9(a) and (b) shall be made by the Committee, and its determination as to what adjustments shall be made and the extent thereof shall be final, binding, and conclusive. No fractional interest shall be issued under the Plan on account of any such adjustments.

     9.2Changes in Control. Any Award Agreement may provide that, upon the occurrence of a Change in Control, one or more of the following apply: (a) each Holder of an Option shall immediately be granted corresponding Stock Appreciation Rights; (b) all outstanding Stock Appreciation Rights and Options shall immediately become fully vested and exercisable in full, including that portion of any Stock Appreciation Right or Option that pursuant to the terms and provisions of the applicable Award Agreement had not yet become exercisable (the total number of shares of Stock as to which a Stock Appreciation Right or Option is exercisable upon the occurrence of a Change in Control is referred to herein as the "Total Shares"); and (c) the restriction period of any Restricted Stock Award shall immediately be accelerated and the restrictions shall expire. An Award Agreement does not have to provide for any of the foregoing. If a Change in Control involves a Restructuring or occurs in connection with a series of related transactions involving a Restructuring and if such Restructuring is in the form of a Non-Surviving Event and as a part of such Restructuring shares of stock, other securities, cash, or property shall be issuable or deliverable in exchange for Stock, then the Holder of an Award shall be entitled to purchase or receive (in lieu of the Total Shares that the Holder would otherwise be entitled to purchase or receive), as appropriate for the form of Award, the number of shares of Stock, other securities, cash, or property to which that number of Total Shares would have been entitled in connection with such Restructuring (and, for Options, at an aggregate exercise price equal to the Exercise Price that would have been payable if that number of Total Shares had been purchased on the exercise of the Option immediately before the consummation of the Restructuring). Nothing in this Section
9.2 shall impose on a Holder the obligation to exercise any Award immediately before or upon the Change in Control, or cause a Holder to forfeit the right to exercise the Award during the remainder of the original term of the Award because of a Change in Control; provided, however, in connection with any Non-Surviving Event, the relevant merger agreement, purchase agreement or similar agreement pursuant to which such transaction occurs may contain provisions by which all outstanding Awards may, without the consent of the Holders thereof, be converted into the right to receive, in cash, an amount that would fairly reflect the value of such Award giving due consideration to (i) the Exercise Price of any Award in the form of an Option or the value to be given by the Holder with respect to any other Award and (ii) the consideration payable pursuant to the transaction with respect to a share of outstanding Stock.

     9.3Restructuring Without Change in Control. In the event a Restructuring shall occur at any time while there is any outstanding Award hereunder and the Restructuring does not occur in connection with a Change in Control or a series of related transactions involving a Change in Control, then:

          (a) no  outstanding  Option or Stock  Appreciation
     Right   shall  immediately  become  fully  vested   and
     exercisable in full merely because of the occurrence of the Restructuring;

          (b) no Holder of an Option shall automatically be granted corresponding Stock Appreciation Rights;

          (c) the restriction period of any Restricted Stock
     Award shall not immediately be accelerated and the restrictions expire merely because of the occurrence of the Restructuring; and

          (d) at  the option of the Committee, the Committee
     may   (but   shall  not  be  required  to)  cause   the
     Corporation to take any one or more of the following actions:

                  (i)accelerate in whole or in part the time
          of the vesting and exercisability of any one or more of the outstanding Stock Appreciation Rights and Options so as to provide that those Stock Appreciation Rights and Options shall be exercisable before, upon, or after the consummation of the Restructuring;

                  (ii)grant   each  Holder  of   an   Option
          corresponding Stock Appreciation Rights;

               (iii) accelerate in whole or in part the expiration of some or all of the restrictions on any Restricted Stock Award;

               (iv)if the Restructuring is in the form of a Non-Surviving Event, cause the surviving entity to assume in whole or in part any one or more of the outstanding Awards upon such terms and provisions as the Committee deems desirable; or

                 (v)  redeem in whole or in part any one  or
          more  of  the outstanding Awards (whether  or  not
          then exercisable) in consideration of a cash payment, as such payment may be reduced for tax withholding obligations as contemplated in Sections 5.9, 6.6, or 7.4, as applicable, in an amount equal to:

                    (A)for  Options  and Stock  Appreciation
               Rights granted in connection with Options, the excess of (1) the Fair Market Value, determined as of the date immediately preceding the consummation of the Restructuring, of the aggregate number of shares of Stock subject to the Award and as to which the Award is being redeemed over (2) the Exercise Price for that number of shares of Stock;

                    (B)for  Stock  Appreciation  Rights  not
               granted in connection with an Option, the excess of (1) the Fair Market Value, determined as of the date immediately preceding the consummation of the Restructuring, of the aggregate number of shares of Stock subject to the Award and as to which the Award is being redeemed over (2) the Fair Market Value of that number of shares of Stock on the Date of Grant; and

                    (C)for Restricted Stock Awards, the Fair
               Market Value, determined as of the date immediately preceding the consummation of the Restructuring, of the aggregate number of shares of Stock subject to the Award and as to which the Award is being redeemed.

The Corporation shall promptly notify each Holder of any election or action taken by the Corporation under this
Section 9.3. In the event of any election or action taken by the Corporation pursuant to this Section 9.3 that requires the amendment or cancellation of any Award
Agreement as may be specified in any notice to the Holder thereof, that Holder shall promptly deliver that Award Agreement to the Corporation in order for that amendment or cancellation to be implemented by the Corporation and the Committee. The failure of the Holder to deliver any such Award Agreement to the Corporation as provided in the preceding sentence shall not in any manner affect the validity or enforceability of any action taken by the Corporation and the Committee under this Section 9.3, including without limitation any redemption of an Award as of the consummation of a Restructuring. Any cash payment to be made by the Corporation pursuant to this Section 9.3 in connection with the redemption of any outstanding Awards shall be paid to the Holder thereof currently with the delivery to the Corporation of the Award Agreement evidencing that Award; provided, however, that any such redemption shall be effective upon the consummation of the Restructuring notwithstanding that the payment of the redemption price may occur subsequent to the consummation. If all or any portion of an outstanding Award is to be exercised or accelerated upon or after the consummation of a Restructuring that does not occur in connection with a Change in Control and is in the form of a Non-Surviving Event, and as a part of that Restructuring shares of stock, other securities, cash, or property shall be issuable or deliverable in exchange for Stock, then the Holder of the Award shall thereafter be entitled to purchase or receive (in lieu of the number of shares of Stock that the Holder would otherwise be entitled to purchase or receive) the number of shares of Stock, other securities, cash, or property to which such number of shares of Stock would have been entitled in connection with the Restructuring (and, for Options, upon payment of the aggregate exercise price equal to the Exercise Price that would have been payable if that number of Total Shares had been purchased on the exercise of the Option immediately before the consummation of the Restructuring) and such Award shall be subject to adjustments that shall be as nearly equivalent as may be practical to the adjustments provided for in this Section 9.

     9.4Notice of Restructuring. The Corporation shall attempt to keep all Holders informed with respect to any Restructuring or of any potential Restructuring to the same extent that the Corporation's shareholders are informed by the Corporation of any such event or potential event.

SECTION 10.  ADDITIONAL PROVISIONS

     10.1Termination of Employment. If a Holder is an Eligible Individual because the Holder is an Employee and if that employment relationship is terminated for any reason other than (a) that Holder's death or (b) that Holder's Disability (hereafter defined), then any and all Awards held by such Holder in such Holder's capacity as an Employee as of the date of the termination that are not yet exercisable (or for which restrictions have not lapsed) shall become null and void as of the date of such termination; provided, however, that the portion, if any, of such Awards that are exercisable as of the date of termination shall be exercisable for a period of the lesser of (a) the remainder of the term of the Award or (b) the date which is 30 days following the date of termination. Any portion of an Award not exercised upon the expiration of the lesser of the periods specified above shall be null and void unless the Holder dies during such period, in which case the provisions of Section 10.3 shall govern.

     10.2Other Loss of Eligibility - Non-Employees. If a Holder is an Eligible Individual because the Holder is serving in a capacity other than as an Employee and if that capacity is terminated for any reason other than the Holder's death or Disability, then that portion, if any, of any and all Awards held by the Holder that were granted because of that capacity which are not yet exercisable (or for which restrictions have not lapsed) as of the date of the termination shall become null and void as of the date of the termination; provided, however, that the portion, if any, of any and all Awards held by the Holder that are then exercisable as of the date of the termination shall be exercisable for a period of the lesser of (a) the remainder of the term of the Award or (b) 30 days following the date such capacity is terminated. If a Holder is an Eligible Individual because the Holder is serving in a capacity other than as an Employee and if that capacity is terminated by reason of the Holder's death or Disability, then the portion, if any, of any and all Awards held by the Holder that are not yet exercisable (or for which restrictions have not lapsed) as of the date of termination for death or Disability shall become exercisable (and the restrictions thereon, if any, shall lapse) and all such Awards held by that Holder as of the date of termination that are exercisable (either as a result of this sentence or otherwise) shall be exercisable for a period of the lesser of (a) the remainder of the term of the Award or (b) the date which is 30 days following the date of termination. Any portion of an Award not exercised upon the expiration of the periods specified in (a) or (b) of the preceding two sentences shall be null and void upon the expiration of such period, as applicable.

     10.3Death. Upon the death of a Holder, any and all Awards held by the Holder that are not then exercisable (or for which restrictions have not lapsed) shall become immediately exercisable (and any restrictions shall immediately lapse) and such Awards shall be exercisable by that Holder's legal representatives, heirs, legatees, or distributees for a period of 90 days following the date of the Holder's death unless the Award Agreement specifies a longer period of time. Any portion of an Award not exercised upon the expiration of such period shall be null and void. Except as expressly provided in this Section 10.3, no Award held by a Holder shall be exercisable after the death of that Holder.

     10.4Disability. If a Holder is an Eligible Individual because the Holder is an Employee and if that employment relationship is terminated by reason of the Holder's Disability, then the portion, if any, of any and all Awards held by the Holder that are not then exercisable (or for which restrictions have not lapsed) shall become immediately exercisable (and any restrictions shall immediately lapse) and such Awards shall be exercisable by the Holder, his guardian or his legal representative for a period of 90 days following the date of such termination except as otherwise provided below. Any portion of an Award not exercised upon the expiration of such period shall be null and void unless the Holder dies during such period, in which event the provisions of Section 10.3 shall govern. "Disability" shall have the meaning given it in the employment agreement of the Holder; provided, however, that if the Holder has no employment agreement defining such term, "Disability" shall mean, as determined by the Board of Directors in the sole discretion exercised in good faith of the Board of
Directors, a physical or mental impairment of sufficient severity that either the Holder is unable to continue performing the duties he performed before such impairment or the Holder's condition entitles him to disability benefits under any insurance or employee benefit plan of the Corporation or its Subsidiaries and that impairment or condition is cited by the Corporation as the reason for termination of the Holder's employment. Notwithstanding the foregoing, in the event the Holder is permanently and totally disabled so that he is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months, and the Holder furnishes proof of the existence thereof in such form and manner, and at such time, as the Internal Revenue Service may require, then the Holder shall have one year from the date of termination within which to exercise such Awards.

     10.5Leave of Absence. With respect to an Award, the Committee may, in its sole discretion, determine that any Holder who is on leave of absence for any reason will be considered to still be in the employ of the Corporation or any of its Subsidiaries, as applicable, for any or all purposes of the Plan and the Award Agreement of such Holder.

     10.6Transferability of Awards. In addition to such other terms and conditions as may be included in a particular Award Agreement, an Award requiring exercise shall be exercisable during a Holder's lifetime only by that Holder or by that Holder's guardian or legal representative. An Award requiring exercise shall not be transferable other than (i) by will or the laws of descent and distribution, or
(ii) in accordance with the terms of the Award Agreement.

     10.7Forfeiture and Restrictions on Transfer. Each Award Agreement may contain or otherwise provide for conditions giving rise to the forfeiture of the Stock acquired pursuant to an Award or otherwise and may also provide for those restrictions on the transferability of shares of the Stock acquired pursuant to an Award or otherwise that the Committee in its sole and absolute discretion may deem proper or advisable. The conditions giving rise to forfeiture may include, but need not be limited to, the requirement that the Holder render substantial services to the Corporation or its Subsidiaries for a specified period of time. The restrictions on transferability may include, but need not be limited to, options and rights of first refusal in favor of the Corporation and shareholders of the Corporation other than the Holder of such shares of Stock who is a party to the particular Award Agreement or a subsequent Holder of the shares of Stock who is bound by that Award Agreement.

     10.8Delivery  of  Certificates of  Stock.   Subject  to
Section 10.9, the Corporation shall promptly issue and deliver a certificate representing the number of shares of Stock as to which (a) an Option has been exercised after the Corporation receives an Exercise Notice and upon receipt by the Corporation of the Exercise Price and any tax withholding as may be requested, (b) a Stock Appreciation Right has been exercised (to the extent the Committee determines to pay such Stock Appreciation Right in shares of Stock pursuant to Section 6.5) and upon receipt by the Corporation of any tax withholding as may be requested, and
(c) restrictions have lapsed with respect to a Restricted Stock Award and upon receipt by the Corporation of any tax withholding as may be requested. The value of the shares of Stock or cash transferable because of an Award under the Plan shall not bear any interest owing to the passage of time, except as may be otherwise provided in an Award Agreement. If a Holder is entitled to receive certificates representing Stock received for more than one form of Award under the Plan, separate Stock certificates shall be issued with respect to Incentive Options and Nonstatutory Options.

     10.9Conditions to Delivery of Stock. Nothing herein or in any Award granted hereunder or any Award Agreement shall require the Corporation to issue any shares with respect to any Award if that issuance would, in the opinion of counsel for the Corporation, constitute a violation of the Securities Act or any similar or superseding statute or statutes, any other applicable statute or regulation, or the rules of any applicable securities exchange or securities association, as then in effect. At the time of any exercise of an Option or Stock Appreciation Right, or at the time of any grant of a Restricted Stock Award, the Corporation may, as a condition precedent to the exercise of such Option or Stock Appreciation Right or vesting of any Restricted Stock Award, require from the Holder of the Award (or in the event of his death, his legal representatives, heirs, legatees, or distributees) such written representations, if any, concerning the Holder's intentions with regard to the retention or disposition of the shares of Stock being acquired pursuant to the Award and such written covenants and agreements, if any, as to the manner of disposal of such shares as, in the opinion of counsel to the Corporation, may be necessary to ensure that any disposition by that Holder (or in the event of the Holder's death, his legal representatives, heirs, legatees, or distributees) will not involve a violation of the Securities Act or any similar or superseding statute or statutes, any other applicable state or federal statute or regulation, or any rule of any applicable securities exchange or securities association, as then in effect.

     10.10Certain Directors and Officers. With respect to Holders who are directors or officers of the Corporation or any of its Subsidiaries and who are subject to Section 16(b) of the Exchange Act, Awards and all rights under the Plan shall be exercisable during the Holder's lifetime only by the Holder or the Holder's guardian or legal representative, but not for at least six months after grant, unless (a) the Board of Directors expressly authorizes that an Award shall be exercisable before the expiration of the six-month period or (b) the death or Disability of the Holder occurs before the expiration of the six-month period. In addition, no such officer or director shall exercise any Stock Appreciation Right or have shares of Stock withheld to pay tax withholding obligations within the first six months of the term of an Award. Any election by any such officer or director to have tax withholding obligations satisfied by the withholding of shares of Stock shall be irrevocable and shall be communicated to the Committee during the period beginning on the third day following the date of release of quarterly or annual summary statements of sales and earnings and ending on the twelfth business day following such date (the "Window Period") or by an irrevocable election communicated to the Committee at least six months before the date of exercise of the Award for which such withholding is desired. Any election by an officer or director to receive cash in full or partial settlement of a Stock Appreciation Right, as well as any exercise by such individual of a Stock Appreciation Right for cash, in either case to the extent permitted under the applicable Award Agreement or otherwise permitted by the Committee, shall be made during the Window Period or within any other periods that the Committee shall specify from time to time.

     10.11Securities Act Legend. Certificates for shares of Stock, when issued, may have the following legend, or statements of other applicable restrictions (including, without limitation, restrictions required under any federal, state or foreign law), endorsed thereon and may not be immediately transferable:

     THE   SHARES   OF   STOCK  REPRESENTED   BY   THIS
     CERTIFICATE  HAVE  NOT BEEN REGISTERED  UNDER  THE
     SECURITIES ACT OF 1933, AS AMENDED, OR  ANY  STATE
     SECURITIES  LAWS.  THE SHARES MAY NOT  BE  OFFERED
     FOR SALE, SOLD, PLEDGED, TRANSFERRED, OR OTHERWISE
     DISPOSED  OF  UNTIL  THE  HOLDER  HEREOF  PROVIDES
     EVIDENCE SATISFACTORY TO THE ISSUER (WHICH, IN THE
     DISCRETION  OF THE ISSUER, MAY INCLUDE AN  OPINION
     OF  COUNSEL SATISFACTORY TO THE ISSUER) THAT  SUCH
     OFFER,   SALE,   PLEDGE,   TRANSFER,   OR    OTHER
     DISPOSITION WILL NOT VIOLATE APPLICABLE FEDERAL OR
     STATE LAWS.

This legend shall not be required for shares of Stock issued pursuant to an effective registration statement under the Securities Act.

     10.12Legend for Restrictions on Transfer. Each certificate representing shares issued to a Holder pursuant to an Award granted under the Plan shall, if such shares are subject to any transfer restriction, including a right of first refusal, provided for under this Plan or an Award Agreement, bear a legend that complies with applicable law with respect to the restrictions on transferability contained in this Section 10.12, such as:

     THE   SHARES   OF   STOCK  REPRESENTED   BY   THIS
     CERTIFICATE   ARE   SUBJECT  TO  RESTRICTIONS   ON
     TRANSFERABILITY IMPOSED BY THAT CERTAIN INSTRUMENT
     ENTITLED  "EZCORP,  INC. 1998 INCENTIVE  PLAN"  AS
     ADOPTED  BY  THE  CORPORATION,  AND  AN  AGREEMENT
     THEREUNDER BETWEEN THE CORPORATION AND THE INITIAL
     HOLDER THEREOF DATED OCTOBER 26, 1998, AND MAY NOT
     BE  TRANSFERRED,  SOLD, OR OTHERWISE  DISPOSED  OF
     EXCEPT AS THEREIN PROVIDED.  THE CORPORATION  WILL
     FURNISH A COPY OF SUCH INSTRUMENT AND AGREEMENT TO
     THE  RECORD  HOLDER  OF THIS  CERTIFICATE  WITHOUT
     CHARGE  ON  REQUEST  TO  THE  CORPORATION  AT  ITS
     PRINCIPAL PLACE OF BUSINESS OR REGISTERED OFFICE.

     10.13Rights as a Shareholder. A Holder shall have no right as a shareholder with respect to any shares covered by his Award until a certificate representing those shares is issued in his name. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash or other property) or distributions or other rights for which the record date is before the date that certificate is issued, except as contemplated by Section 9 hereof. Nevertheless, dividends, dividend equivalent rights and voting rights may be extended to and made part of any Award denominated in Stock or units of Stock, subject to such terms, conditions and restrictions as the Committee may establish. The Committee may also establish rules and procedures for the crediting of interest on deferred cash payments and dividend equivalents for deferred payment denominated in Stock or units of Stock.

     10.14Furnish Information. Each Holder shall furnish to the Corporation all information requested by the Corporation to enable it to comply with any reporting or other requirement imposed upon the Corporation by or under any applicable statute or regulation.

     10.15Obligation to Exercise. The granting of an Award hereunder shall impose no obligation upon the Holder to exercise the same or any part thereof.

     10.16Adjustments to Awards. Subject to the general limitations set forth in Sections 5, 6, and 9, the Committee may make any adjustment in the Exercise Price of, the number of shares subject to, or the terms of a Nonstatutory Option or Stock Appreciation Right by canceling an outstanding Nonstatutory Option or Stock Appreciation Right and regranting a Nonstatutory Option or Stock Appreciation Right. Such adjustment shall be made by amending, substituting, or regranting an outstanding Nonstatutory Option or Stock Appreciation Right. Such amendment, substitution, or regrant may result in terms and conditions that differ from the terms and conditions of the original Nonstatutory Option or Stock Appreciation Right. The Committee may not, however, impair the rights of any Holder of previously granted Nonstatutory Options or Stock Appreciation Rights without that Holder's consent. If such action is effected by amendment, such amendment shall be deemed effective as of the Date of Grant of the amended Award.

     10.17Remedies. The Corporation shall be entitled to recover from a Holder reasonable attorneys' fees incurred in connection with the enforcement of the terms and provisions of the Plan and any Award Agreement whether by an action to enforce specific performance or for damages for its breach or otherwise.

     10.18Information Confidential. As partial consideration for the granting of each Award hereunder, the Holder shall agree with the Corporation that he will keep confidential all information and knowledge that he has relating to the manner and amount of his participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Holder's spouse, tax or financial advisors, or to a financial institution to the extent that such information is necessary to secure a loan. In the event any breach of this promise comes to the attention of the Committee, it shall take into consideration that breach in determining whether to recommend the grant of any future Award to that Holder, as a factor mitigating against the advisability of granting any such future Award to that Person.

     10.19Consideration. No Option or Stock Appreciation Right shall be exercisable and no restriction on any Restricted Stock Award shall lapse with respect to a Holder unless and until the Holder thereof shall have paid cash or property to, or performed services for, the Corporation or any of its Subsidiaries that the Committee believes is equal to or greater in value than the par value of the Stock subject to such Award.

SECTION 11.  DURATION AND AMENDMENT OF PLAN

     11.1Duration. No Awards may be granted hereunder after the date that is ten years from the earlier of (a) the date the Plan is adopted by the Board of Directors or (b) the date the Plan is approved by the shareholders of the Corporation.

     11.2Amendment. The Board of Directors may, insofar as permitted by law, with respect to any shares which, at the time, are not subject to Awards, suspend or discontinue the Plan or revise or amend it in any respect whatsoever and may amend any provision of the Plan or any Award Agreement to make the Plan or the Award Agreement, or both, comply with
Section 16(b) of the Exchange Act and the exemptions from that Section in the regulations thereunder. The Board of Directors may also amend, modify, suspend, or terminate the Plan for the purpose of meeting or addressing any changes in other legal requirements applicable to the Corporation or the Plan or for any other purpose permitted by law. The Plan may not be amended without the consent of the holders of a majority of the shares of Stock then outstanding to (a) increase materially the aggregate number of shares of Stock that may be issued under the Plan (except for adjustments pursuant to Section 9 hereof), (b) increase materially the benefits accruing to Eligible Individuals under the Plan, or
(c) modify materially the requirements about eligibility for participation in the Plan; provided, however, that such amendments may be made without the consent of shareholders of the Corporation if changes occur in law or other legal requirements (including Rule 16b-3) that would permit such changes. In connection with any amendment of the Plan, the Board of Directors shall be authorized to incorporate such provisions as shall be necessary for amounts paid under the Plan to be exempt from Section 162(m) of the Code.

SECTION 12.  GENERAL

     12.1Application of Funds. The proceeds received by the Corporation from the sale of shares pursuant to Awards may be used for any general corporate purpose.

     12.2Right of the Corporation and Subsidiaries to Terminate Employment. Nothing contained in the Plan or in any Award Agreement shall confer upon any Holder the right to continue in the employ of the Corporation or any Subsidiary or interfere in any way with the rights of the Corporation or any Subsidiary to terminate the Holder's employment at any time.

     12.3No Liability for Good Faith Determinations. Neither the members of the Board of Directors nor any member of the Committee shall be liable for any act, omission or determination taken or made in good faith with respect to the Plan or any Award granted under it; and members of the Board of Directors and the Committee shall be entitled to indemnification and reimbursement by the Corporation in respect of any claim, loss, damage, or expense (including attorneys' fees, the costs of settling any suit, provided such settlement is approved by independent legal counsel selected by the Corporation, and amounts paid in satisfaction of a judgment, except a judgment based on a finding of bad faith) arising therefrom to the full extent permitted by law and under any directors' and officers' liability or similar insurance coverage that may from time to time be in effect. This right to indemnification shall be in addition to, and not a limitation on, any other indemnification rights any member of the Board of Directors or the Committee may have.

     12.4Other Benefits. Participation in the Plan shall not preclude the Holder from eligibility in any other stock or stock option plan of the Corporation or any Subsidiary or any old age benefit, insurance, pension, profit sharing retirement, bonus, or other extra compensation plans that the Corporation or any Subsidiary has adopted, or may, at any time, adopt for the benefit of its Employees. Neither the adoption of the Plan by the Board of Directors nor the submission of the Plan to the shareholders of the Corporation for approval shall be construed as creating any limitations on the power of the Board of Directors to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options and the awarding of Stock and cash otherwise than under the Plan and such arrangements may be either generally applicable or applicable only in specific cases.

     12.5Exclusion From Pension and Profit-Sharing Compensation. By acceptance of an Award (regardless of form), as applicable, each Holder shall be deemed to have agreed that the Award is special incentive compensation that will not be taken into account in any manner as salary, compensation, or bonus in determining the amount of any payment under any pension, retirement, or other employee benefit plan of the Corporation or any Subsidiary, unless any pension, retirement, or other employee benefit plan of the Corporation or Subsidiary expressly provides that such Award shall be so considered for purposes of determining the amount of any payment under any such plan. In addition, each beneficiary of a deceased Holder shall be deemed to have agreed that the Award will not affect the amount of any life insurance coverage, if any, provided by the Corporation or a Subsidiary on the life of the Holder that is payable to the beneficiary under any life insurance plan covering Employees of the Corporation or any Subsidiary.

     12.6Execution of Receipts and Releases. Any payment of cash or any issuance or transfer of shares of Stock to the Holder, or to his legal representative, heir, legatee, or distributee, in accordance with the provisions hereof, shall, to the extent thereof, be in full satisfaction of all claims of such Persons hereunder. The Committee may require any Holder, legal representative, heir, legatee, or distributee, as a condition precedent to such payment, to execute a release and receipt therefor in such form as it shall determine.

     12.7Unfunded Plan. Insofar as it provides for Awards of cash and Stock, the Plan shall be unfunded. Although bookkeeping accounts may be established with respect to Holders who are entitled to cash, Stock, or rights thereto under the Plan, any such accounts shall be used merely as a bookkeeping convenience. The Corporation shall not be required to segregate any assets that may at any time be represented by cash, Stock, or rights thereto, nor shall the Plan be construed as providing for such segregation, nor shall the Corporation nor the Board of Directors nor the Committee be deemed to be a trustee of any cash, Stock, or rights thereto to be granted under the Plan. Any liability of the Corporation to any Holder with respect to a grant of cash, Stock, or rights thereto under the Plan shall be based solely upon any contractual obligations that may be created by the Plan and any Award Agreement; no such obligation of the Corporation shall be deemed to be secured by any pledge or other encumbrance on any property of the Corporation. Neither the Corporation nor the Board of Directors nor the Committee shall be required to give any security or bond for the performance of any obligation that may be created by the Plan.

     12.8No Guarantee of Interests. Neither the Committee nor the Corporation guarantees the Stock of the Corporation from loss or depreciation.

     12.9Payment of Expenses. All expenses incident to the administration, termination, or protection of the Plan, including, but not limited to, legal and accounting fees, shall be paid by the Corporation or its Subsidiaries;
provided, however, the Corporation or a Subsidiary may recover any and all damages, fees, expenses, and costs arising out of any actions taken by the Corporation to enforce its right to purchase Stock under this Plan.

     12.10Corporation Records. Records of the Corporation or its Subsidiaries regarding the Holder's period of employment, termination of employment and the reason therefor, leaves of absence, re-employment, and other matters shall be conclusive for all purposes hereunder, unless determined by the Committee to be incorrect.

     12.11Information. The Corporation and its Subsidiaries shall, upon request or as may be specifically required hereunder, furnish or cause to be furnished all of the information or documentation which is necessary or required by the Committee to perform its duties and functions under the Plan.

     12.12No Liability of Corporation. The Corporation assumes no obligation or responsibility to the Holder or his legal representatives, heirs, legatees, or distributees for any act of, or failure to act on the part of, the Committee.

     12.13Corporation Action. Any action required of the Corporation shall be by resolution of its Board of Directors or by a Person authorized to act by resolution of the Board of Directors.

     12.14Severability. In the event that any provision of this Plan, or the application hereof to any Person or circumstance, is held by a court of competent jurisdiction to be invalid, illegal, or unenforceable in any respect under present or future laws effective during the effective term of any such provision, such invalid, illegal, or unenforceable provision shall be fully severable; and this Plan shall then be construed and enforced as if such invalid, illegal, or unenforceable provision had not been contained in this Plan; and the remaining provisions of this Plan shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Plan. Furthermore, in lieu of each such illegal, invalid, or unenforceable provision, there shall be added automatically as part of this Plan a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid, and enforceable. If any of the terms or provisions of this Plan conflict with the requirements of Rule 16b-3 (as those terms or provisions are applied to Eligible Individuals who are subject to Section 16(b) of the Exchange Act), then those conflicting terms or provisions shall be deemed inoperative to the extent they so conflict with the requirements of Rule 16b-3 and, in lieu of such conflicting provision, there shall be added automatically as part of this Plan a provision as similar in terms to such conflicting provision as may be possible and not conflict with the requirements of Rule 16b-3. If any of the terms or provisions of this Plan conflict with the requirements of Section 422 of the Code (with respect to Incentive Options), then those conflicting terms or provisions shall be deemed inoperative to the extent they so conflict with the requirements of Section 422 of the Code and, in lieu of such conflicting provision, there shall be added automatically as part of this Plan a provision as similar in terms to such conflicting provision as may be possible and not conflict with the requirements of
Section 422 of the Code. With respect to Incentive Options, if this Plan does not contain any provision required to be included herein under Section 422 of the Code, that provision shall be deemed to be incorporated herein with the same force and effect as if that provision had been set out at length herein; provided, however, that, to the extent any Option that is intended to qualify as an Incentive Option cannot so qualify, that Option (to that extent) shall be deemed a Nonstatutory Option for all purposes of the Plan.

     12.15Notices.   Whenever  any  notice  is  required  or
permitted hereunder, such notice must be in writing and personally delivered or sent by mail. Any notice required or permitted to be delivered hereunder shall be deemed to be delivered on the date on which it is actually received by the Corporation addressed to the attention of the Corporate Secretary at the Corporation's office as specified in the applicable Award Agreement. The Corporation or a Holder may change, at any time and from time to time, by written notice to the other, the address which it or he had previously specified for receiving notices. Until changed in accordance herewith, the Corporation and each Holder shall specify as its and his address for receiving notices the address set forth in the Award Agreement pertaining to the shares to which such notice relates. Any Person entitled to notice hereunder may waive such notice.

     12.16Successors.   The Plan shall be binding  upon  the
Holder, his legal representatives, heirs, legatees, and distributees, upon the Corporation, its successors and assigns and upon the Committee and its successors.

     12.17Headings. The titles and headings of Sections are included for convenience of reference only and are not to be considered in construction of the provisions hereof.

     12.18Governing Law. All questions arising with respect to the provisions of the Plan shall be determined by application of the laws of the State of Texas, without giving effect to any conflict of law provisions thereof, except to the extent Texas law is preempted by federal law. Questions arising with respect to the provisions of an Award Agreement that are matters of contract law shall be governed by the laws of the state specified in the Award Agreement, except to the extent that [Texas] corporate law subconflicts with the contract law of such state, in which event [Texas] corporate law shall govern irrespective of any conflict of law laws. The obligation of the Corporation to sell and deliver Stock hereunder is subject to applicable federal, state and foreign laws and to the approval of any governmental authority required in connection with the authorization, issuance, sale, or delivery of such Stock.

     12.19Word  Usage.   Words used in the  masculine  shall
apply to the feminine where applicable, and wherever the context of this Plan dictates, the plural shall be read as the singular and the singular as the plural.

     IN WITNESS WHEREOF, the Corporation, acting by and through its officers hereunto duly authorized, has executed this 1998 Incentive Plan, to be effective as of October 26, 1998.


                           EZCORP, INC.,
                           a Delaware corporation



                           By:_____________________________
                              Vincent A. Lambiase, President