Form 10-Q
period 1999-03-31
EZCORP INC
filed 1999-05-14
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

      As of March 31, 1999, 10,811,553 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                                               Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

       Condensed Consolidated Balance Sheets -
       March 31, 1999, March 31, 1998 and September 30, 1998     1

       Condensed Consolidated Statements of Operations -
       Three and Six Months Ended March 31, 1999 and 1998        2

       Condensed Consolidated Statements of Cash Flows -
       Six Months Ended March 31, 1999 and 1998                  3

       Notes to Interim Condensed Consolidated Financial
       Statements                                                4


       Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations          6


PART II.  OTHER INFORMATION                                     12


SIGNATURE                                                       13

                             PART I
Item 1.  Financial Statements
                  EZCORP, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets

                                        March 31,  March 31,  September 30,
                                           1999      1998          1998
                                       ---------- ---------- -------------
                                       (unaudited)(unaudited)
                                                (In thousands)
ASSETS:
     Current assets:
       Cash and cash equivalents       $   2,717  $     974    $    1,328
       Pawn loans                         42,786     34,475        49,632
       Service charge receivable          12,807     10,161        14,843
       Inventory, net                     47,750     36,638        44,011
       Deferred tax asset                  1,882      1,364         1,882
       Income tax recoverable                  -          -           840
       Prepaids and other assets           3,868      2,946         3,170
                                         -------    -------       -------
          Total current assets           111,810     86,558       115,706

     Investment in unconsolidated
     affiliate                            13,065     10,362        10,909
     Property and equipment, net          52,749     34,333        43,666

     Other assets:
       Goodwill, net                      13,957     13,804        13,605
       Deferred tax asset                      -      1,730             -
       Notes receivable, related parties   3,000      3,000         3,000
       Other assets, net                   4,591      1,537         3,025
                                         -------    -------       -------
          Total assets                  $199,172   $151,324      $189,911
                                         =======    =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Current maturities of
       long-term debt                   $     10    $     9      $    10
       Accounts payable and other
       accrued expenses                    9,148      5,939        8,874
       Customer layaway deposits           2,617      2,259        2,174
       Income taxes payable                1,391          -            -
                                         -------     ------       ------
          Total current liabilities       13,166      8,207       11,058

     Long-term debt, less current
     maturities                           51,118     17,128       48,123
     Deferred tax liability                   24          -           24
     Other long-term liabilities             127        172          152
                                          ------     ------       ------
       Total long-term liabilities        51,269     17,300       48,299

     Commitments and contingencies
     Stockholders' equity:
       Preferred stock, par value $.01
       a share - Authorized 5,000,000
       shares; none issued and outstanding     -          -            -
       Class A Non-voting Common stock,
       par value $.01 a share -              108        108          108
          Authorized 40,000,000 shares;
          10,820,586 shares issued and
          10,811,553 shares outstanding at
          March 31, 1999; 10,820,574 shares
          issued and 10,811,541 shares
          outstanding at March 31, 1998 and
          September 30, 1998
       Class B Voting Common stock, par value
       $.01 a share -                         12         12          12
          Authorized 1,198,990 shares in 1999;
          1,190,057 shares issued and
          outstanding at March 31, 1999,
          September 30, 1998 and
          March 31, 1998
       Additional paid-in capital        114,398    114,398     114,398
       Retained earnings                  21,060     12,063      16,830
                                         -------    -------     -------
                                         135,578    126,581     131,348
       Treasury stock (9,033 shares in
       1999 and 1998)                       (35)       (35)        (35)
       Receivables from stockholders       (729)      (729)       (729)
       Accumulated foreign currency
       translation adjustment               (77)          -        (30)
                                         -------    -------     -------
          Total stockholders' equity     134,737    125,817     130,554
          Total liabilities and          -------    -------     -------
          stockholders' equity          $199,172   $151,324    $189,911
                                         =======    =======     =======
See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                  EZCORP, Inc. and Subsidiaries
   Condensed Consolidated Statements of Operations (Unaudited)


                                    Three Months Ended   Six Months Ended
                                         March 31,           March 31,
                                      1999       1998      1999      1998
                                    -------------------  ------------------
                                   (In thousands, except per share amounts)
Revenues:
     Sales                         $ 36,325   $ 30,624   $ 70,759  $ 61,550
     Pawn service charges            23,542     19,007     49,373    39,994
     Other                              216         49        366        80
                                    -------    -------    -------   -------
       Total revenues                60,083     49,680    120,498   101,624

Cost of goods sold                   31,101     25,369     60,122    51,449
                                    -------    -------    -------   -------
     Net revenues                    28,982     24,311     60,376    50,175

Operating expenses:
     Operations                      20,064     15,818     40,252    32,507
     Administrative                   2,597      3,143      6,945     6,497
     Depreciation and amortization    2,196      1,824      4,481     3,622
                                    -------    -------    -------   -------
       Total operating expenses      24,857     20,785     51,678    42,626
                                    -------    -------    -------   -------
Operating income                      4,125      3,526      8,698     7,549

Interest expense                        819        241      1,665       621
Equity in net income of
unconsolidated affiliate              (163)          -      (273)         -
                                    -------    -------    -------   -------
Income before income taxes            3,469      3,285      7,306     6,928

Income tax expense                    1,318      1,248      2,776     2,632
                                    -------    -------    -------   -------
Net income                         $  2,151   $  2,037   $  4,530  $  4,296
                                    =======    =======    =======   =======
Basic and diluted
earnings per share                 $   0.18   $   0.17   $   0.38  $   0.36
                                    =======    =======    =======   =======
Cash dividends per common share    $ 0.0125   $      -   $ 0.0250  $      -

Weighted average shares outstanding
     Basic                       12,001,598 11,997,817 12,001,598 11,996,813
                                 ========== ========== ========== ==========
     Diluted                     12,007,408 12,011,217 12,008,378 12,011,446
                                 ========== ========== ========== ==========
        See Notes to Interim Condensed Consolidated Financial
Statements (unaudited).

                 EZCORP, Inc. and Subsidiaries
  Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                         Six Months Ended
                                                             March 31,
                                                        1999          1998
                                                        ------------------
                                                          (In thousands)
OPERATING ACTIVITIES:
     Net income                                        $   4,530  $  4,296
     Adjustments to reconcile net income
      to net cash provided by operating activities:
       Depreciation and amortization                       4,481     3,622
       Deferred income taxes                                   -       525
       Loss/(gain) on sale of assets                          88     (106)
       Income from investment in
        unconsolidated affiliate                           (273)         -
       Changes in operating assets and liabilities:
          Service charge receivable                        2,036     3,092
          Inventories                                    (3,597)     2,787
          Prepaid expenses and other assets              (1,927)   (1,025)
          Accounts payable and accrued expenses              274   (1,719)
          Customer layaway deposits                          439       336
          Other long term liabilities                       (25)       172
          Income taxes recoverable                           840         -
          Income taxes payable                             1,391     (819)
                                                        --------  --------
            Net cash provided by
             operating activities                          8,257    11,161

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred
      to inventories                                      38,881    30,395
     Pawn loans made                                    (97,761)  (80,400)
     Pawn loans repaid                                    65,953    58,787
                                                        --------  --------
          Net decrease in loans                            7,073     8,782

     Additions to property, plant, and equipment        (13,205)   (5,082)
     Acquisitions, net of cash acquired                  (1,501)   (2,552)
     Investment in unconsolidated affiliate              (1,930)  (10,362)
     Sale of assets                                            -       203
                                                        --------  --------
            Net cash used in investing activities        (9,563)   (9,011)

FINANCING ACTIVITIES:
     Payment of dividends                                  (300)        -
     Proceeds from bank borrowings                        18,000   17,000
     Payments on borrowings                             (15,005) (19,005)
                                                        --------  -------
          Net cash used by financing activities            2,695  (2,005)
                                                        --------  -------
Increase in cash and cash equivalents                      1,389      145

Cash and cash equivalents at beginning of period           1,328      829
                                                        --------  -------
     Cash and cash equivalents at end of period        $   2,717 $    974
                                                        ========  =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Foreign currency translation adjustment           $    (47) $      -

     Issuance of common stock to 401(k) Plan           $       - $     60
                                                        ========  =======

See Notes to Interim Condensed Consolidated Financial Statements
(unaudited).

                EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                      March 31, 1999

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

      The Company's business is subject to seasonal variations, and operating results for the three- and six-month periods ended
March 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. The inventory reserves were $6.9 million, $6.8 million, and $7.0 million at March 31, 1999, September 30, 1998 and March 31, 1998, respectively.

       Property   and  equipment  is  shown  net  of  accumulated
depreciation of $33.4 million, $29.5 million and $26.0 million at March 31, 1999 and September 30, 1998, and March 31, 1998, respectively.

Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended  Six Months Ended
                                               March 31,          March 31,
                                           1999        1998   1999        1998
                                          ------------------  ----------------
                                            (In thousands)     (In thousands)
     Numerator
        Numerator for basic and diluted
        earnings per share - net income   $ 2,151  $ 2,037   $ 4,530   $ 4,296
     Denominator                           ======   ======    ======    ======
        Denominator for basic earnings
        per share - weighted average
        shares                             12,002   11,998    12,002    11,997
       Effect of dilutive securities:
          Employee stock options                -        2         -         3
          Warrants                              5       11         6        11
                                           ------   ------    ------    ------
       Dilutive potential common shares         5       13         6        14
       Denominator for diluted earnings    ------   ------    ------    ------
        per share - adjusted weighted
        average shares and assumed
        conversions                        12,007   12,011    12,008    12,011

        Basic earnings per share           $ 0.18   $ 0.17    $ 0.38    $ 0.36
                                            =====    =====     =====     =====
        Diluted earnings per share         $ 0.18   $ 0.17    $ 0.38    $ 0.36
                                            =====    =====     =====     =====

                  EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                         March 31, 1999

      For the three months ended March 31, 1999, options to purchase 1,655,992 weighted average shares of common stock at an average price of $11.23 per share were outstanding. For the six months ended March 31, 1999, options to purchase 1,459,771 weighted average shares of common stock at an average price of $11.40 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Note D - Investment in Unconsolidated Affiliate

      On October 16, 1998, the Company acquired an additional 1,896,666 newly issued common shares of Albemarle & Bond Holdings, plc ("A&B"), for approximately $2 million. Following this purchase the Company owns 13,276,666 common shares of A&B, or approximately of 29.9% of the total outstanding shares.

      The Company accounts for its investment in A&B using the equity method. A&B reports its results to the public every six months and the most recently reported period ended December 31, 1998. The six months ended March 31, 1999 include the Company's percentage of A&B's earnings for July through December 1998.

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

Note F - Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive income for the three and six months ended March 31, 1999 was approximately $2,038,000 and 4,483,000, respectively. The difference between comprehensive income and net income is comprised of the effect of currency translation adjustments and hedging activity in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency and hedging activity, excluded from net income, is presented in the Condensed Consolidated Balance Sheets as "Accumulated Foreign Currency Translation Adjustment."

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

Second Quarter Ended March 31, 1999 vs. Second Quarter Ended
March 31, 1998

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the Three-months ended March 31, 1999 and 1998.

                                Three Months Ended     % or
                                    March 31,(a)      Point
                                  1999       1998   Change(b)
                               -------------------  ---------
Net Revenues:
     Sales                     $36,325  $30,624        18.6%
     Pawn service charges       23,542   19,007        23.9%
     Other                         216       49       340.8%
                                ------   ------
       Total revenues           60,083   49,680        20.9%
     Cost goods sold            31,101   25,369        22.6%
                                ------   ------
       Net revenues            $28,982  $24,311        19.2%
                                ======   ======
Other Data:
     Gross profit as a percent
     of sales                    14.4%    17.2%     (2.8) pts.
     Average annual inventory
     turnover                     2.5x     2.6x        (0.1) x
     Average inventory balance
     per location as of the
       end of the quarter         $150     $140           7.1%
     Average loan balance per
     location as of the end
       of the quarter             $135     $132           2.3%
     Average yield on loan
       portfolio                   210%     211%      (1.0) pt.
     Average redemption rate        77%      80%     (3.0) pts.

Expenses as a Percent of Total Revenues:
     Operating                    33.4%    31.8%       1.6 pts.
     Administrative                4.3%     6.3%     (2.0) pts.
     Depreciation and
     amortization                  3.7%     3.7%         - pt.
     Interest, net                 1.4%     0.5%       0.9 pt.

Locations in Operation:
     Beginning of period           304      250
     Acquired                        2        -
     Established                    12       12
     Sold, combined or closed        -        -
                                   ---      ---
     End of period                 318      262
                                   ===      ===
Average locations in operation
 during the period(c)            311.0    256.0
                                 =====    =====
------------------------------
a    In  thousands,  except percentages, inventory  turnover
     and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Six  Months Ended March 31, 1999 vs. Six Months Ended  March
31, 1998

      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the Six-months ended March 31, 1999 and 1998.

                                Six Months Ended       % or
                                    March 31,(a)      Point
                                 1999      1998      Change(b)
                               -----------------     --------
Net Revenues:
     Sales                    $ 70,759 $ 61,550        15.0%
     Pawn service charges       49,373   39,994        23.5%
     Other                         366       80       357.5%
                               -------  -------
       Total revenues          120,498  101,624        18.6%
     Cost of goods sold         60,122   51,449        16.9%
                               -------  -------
       Net revenues           $ 60,376 $ 50,175        20.3%
                               =======  =======
Other Data:
     Gross profit as a
     percent of sales            15.0%    16.4%    (1.4) pts.
     Average annual inventory
     turnover                     2.5x     2.6x    (0.1) pts.
     Average inventory balance
     per location as of the
      end of the quarter          $150     $140         7.1%
     Average loan balance per
     location as of the end
       of the quarter             $135     $132         2.3%
     Average yield on loan
     portfolio                     210%     208%     2.0 pts.
     Average redemption rate        76%      78%   (2.0) pts.

Expenses as a Percent of Total Revenues:
     Operating                    33.4%    32.0%     1.4 pts.
     Administrative                5.8%     6.4%   (0.6) pts.
     Depreciation and
     amortization                  3.7%     3.6%      0.1 pt.
     Interest, net                 1.4%     0.6%      0.8 pt.

Locations in Operation:
     Beginning of period           286      249
     Acquired                       29        2
     Established                     3       12
     Sold, combined or closed        -      (1)
                                   ---      ---
     End of period                 318      262
                                   ===      ===
Average locations in operation
during the period(c)             302.0    255.5
                                 =====    =====
------------------------------
a    In  thousands,  except percentages, inventory  turnover
     and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Results  of  Operations

The following discussion compares results for the Three- and Six-month periods ended March 31, 1999("Fiscal 1999 Periods") to the Three- and Six-month periods ended March 31, 1998 ("Fiscal 1998 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      Early in the Company's 1998 fiscal year, the Company began to expand rapidly primarily through newly established stores. The Company expects these newly established stores to be unprofitable for the first three to four quarters that they are open as they develop their loan and sales customer base. Despite this unprofitable startup period, the Company believes that newly established stores will provide a better return on invested capital when compared to most acquisitions. During the Three-month Fiscal 1999 Period, the Company opened 12 newly established stores and acquired two stores. During the 12 months ended March 31, 1999, the Company opened 51 newly established stores and acquired five stores.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the Three-month Fiscal 1999 Period, pawn service charge revenue increased $4.5 million from the Three-month Fiscal 1998 Period to $23.5 million. This resulted from an increase in same store pawn service charge revenue ($3.0 million) and the pawn service charge revenue from new stores not open the full three-month period ($1.5 million). Average same store pawn loan balances were 17 percent above the prior year. The annualized yield on the average pawn loan balance decreased one percentage point from the Three-month Fiscal 1998 Period to 210 percent.

      For the Six-month Fiscal 1999 Period, pawn service charge revenue increased $9.4 million from the Six-month Fiscal 1998 Period to $49.4 million. This resulted from an increase in same store pawn service charge revenue ($6.5 million) and the pawn service charge revenue from new stores not open the full six-month period ($2.9 million). At March 31, 1999, average same store pawn loan balances were 15 percent above the prior year. The annualized yield on the average pawn loan balance increased two percentage points from the Six-month Fiscal 1998 Period to 210 percent. Variations in the annualized loan yield, as we saw between these periods, are due generally to a mix shift in the loan portfolio between loans with different loan yields.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the Three-month Fiscal 1999 Period, sales increased approximately $5.7 million from the Three-month Fiscal 1998 Period to approximately $36.3 million. This resulted from an increase in same store merchandise sales ($2.0 million), new store sales ($2.9 million), and an increase in jewelry scrapping and wholesale activity ($0.8 million). Same store sales for the Three-month Fiscal 1999 Period increased six percent from the
Three-month Fiscal 1998 Period. Inventory turnover, at 2.5 times, was slightly lower in the Three-month Fiscal 1999 Period compared to the Three-month Fiscal 1998 Period largely due to new stores which typically have slower inventory turnover.

        For the Six-month Fiscal 1999 Period, sales increased approximately $9.2 million from the Six-month Fiscal 1998 Period to approximately $70.8 million. This resulted from an increase in same store merchandise sales ($3.2 million), new store sales ($5.6 million), and an increase in jewelry scrapping and wholesale activity ($0.4 million). Same store sales for the Six-month Fiscal 1999 Period increased five percent from the Six-month Fiscal 1998 Period. Inventory turnover, at 2.5 times, was slightly lower in the Six-month Fiscal 1999 Period compared to the Six-month Fiscal 1998 Period largely due to new stores.

      The  Company's  gross  margin  level  (gross  profit  as  a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At March 31, 1999, and 1998, respectively, the Company's inventories consisted of approximately 59 and 66 percent jewelry (e.g. ladies' and men's rings, chains, bracelets, etc.) and 41 and 35 percent general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). At March 31, 1999 and 1998, respectively, 86 percent and 87 percent of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 95 percent of the general merchandise inventory for each period.

      For the Three-month Fiscal 1999 Period, gross profits as a percentage of sales decreased 2.8 percentage points from the Three-month Fiscal 1998 Period to 14.4 percent. This decrease results from lower gross margins on merchandise sales (1.7 percentage points), an increase in inventory shrinkage when measured as a percentage of merchandise sales (up 1.0 percentage point to approximately 2.2 percent) and lower gross margins on wholesale and scrap jewelry sales (0.1 percentage point).

      For the Six-month Fiscal 1999 Period, gross profits as a percentage of sales decreased 1.4 percentage points from the Six-month Fiscal 1998 Period to 15.0 percent. This decrease results from lower margins on merchandise sales (1.5 percentage points), and increase in inventory shrinkage when measured as a percentage of merchandise sales (up 0.5 percentage point to approximately
1.7 percent) offset by higher margins on wholesale and scrap jewelry sales (0.6 percentage point).

     In the Three-month Fiscal 1999 Period, operating expenses as a percentage of total revenues increased 1.6 percentage points from the Three-month Fiscal 1998 Period to 33.4 percent. This increase results primarily from new stores which typically experience higher levels of operating expense relative to revenues. Administrative expenses decreased 2.0 percentage points in the Three-month Fiscal 1999 Period to 4.3 percent. This decrease results from the higher levels of revenues and lower levels of expenses in the Three-month Fiscal 1999 Period.

     In the Six-month Fiscal 1999 Period, operating expenses as a percentage of total revenues increased 1.4 percentage points from the Six-month Fiscal 1998 Period to 33.4 percent. This increase results primarily from new stores which typically experience higher levels of operating expense relative to revenues. Administrative expenses decreased 0.6 of a percentage point in the Six-month Fiscal 1999 Period to 5.8 percent. This decrease results from the higher levels of revenues relative to these expenses in the Six-month Fiscal 1999 Period.

      Depreciation and amortization expense as a percent of total revenues remained unchanged in the Three-month Fiscal 1999 Period and increased by 0.1 of a percentage point from the Six-month Fiscal 1998 Period to 3.7 percent. Interest expense increased by 0.9 and 0.8 of a percentage point, respectively, from the Fiscal 1998 Periods largely due to increased average debt balances.

Liquidity and Capital Resources

      Net cash provided by operating activities for the Fiscal 1999 Period was $8.3 million as compared to $11.2 million provided in the Fiscal 1998 Period. Increases in inventories, primarily related to new stores, were partially offset by improved operating results and other working capital changes. Net cash used by investing activities was $9.6 million for the Fiscal 1999 Period compared to $9.0 million used in the Fiscal 1998 Period. The change is due to smaller decreases in pawn loan balances in the Fiscal 1999 Period compared to the Fiscal 1998 Period, higher levels of capital expenditures and acquisitions in the Fiscal 1999 Period compared to the Fiscal 1998 Period and the investment in the unconsolidated affiliate, Albemarle & Bond Holdings, plc in the Fiscal 1998 Period.

       In the Fiscal 1999 Period, the Company invested approximately $13.2 million to open twenty-nine newly established stores, to acquire three stores, to upgrade or replace existing equipment and computer systems, and for improvements at existing stores. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 60 stores during fiscal 1999, including the 32 stores already opened. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these capital expenditures.

       On   December  10,  1998,  the  Company  completed  a  new
$110,000,000 syndicated credit facility. The new credit facility is unsecured and matures December 3, 2001. Terms of the credit agreement require, among other things, that the Company meet certain financial covenants. The outstanding balance under the facility bears interest, payable monthly, at the agent bank's Prime Rate or Eurodollar rate plus 87.5 to 137.5 basis points, depending on certain performance criteria. In addition, annually the Company pays an unused commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. At March 31, 1999, the Company had $51 million outstanding on the line of credit.

Seasonality

      Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

The Year 2000 Issue

     The Company, like many companies, faces the Year 2000 Issue. This is a result of computer programs being written using two digits rather than four (for example, "99" for 1999) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions or engage in similar normal business activities.

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be affected by the Year 2000. The completed assessment indicated that the information technology system which would be affected is the Company's store level point of sale system. For this exposure, the Company is 100 percent complete on the assessment, remediation and testing phases and 70 percent complete with regard to the implementation phase. It was 100 percent complete with respect to software reprogramming, replacement and testing by April 1999. It expects to be 100 percent complete with implementation by June 1999. In addition, the Company has gathered information about the Year
2000 compliance status regarding relationships it has with various third parties and continues to monitor their compliance. To date, the Company is not aware of any third party with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that all third parties will be Year 2000 ready.

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

      The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in May 1999, and determine at that time whether such a plan is necessary.

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

      The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at March 31, 1999 is a variable-rate debt instrument. There have been no material changes relating to interest rates since the Company's most recent fiscal year, which ended on September 30, 1998.

      The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's operation's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several manners, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. During Fiscal 1998, the U.K. pound weakened resulting in a cumulative translation adjustment loss of $30,000. During the second fiscal quarter ended March 31, 1999, the U.K. pound weakened resulting in a cumulative translation adjustment loss of $77,000. On March 31, 1999, the U.S. dollar closed at 1.6120 to 1.00 U.K. pound, a decrease from 1.6981 at September 30, 1998. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.


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

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     On March 1, 1999, the sole shareholder of the Class B Voting
Common Stock approved Ernst & Young LLP to serve as the Company's auditors for the ensuing year and elected the following persons as directors of the Company:

       Sterling B. Brinkley          Mark C. Pickup
       Vincent A. Lambiase           Richard D. Sage
       Dan N. Tonissen               John E. Cay, III
       J. Jefferson Dean             Steve Price

     The Company's Class B Voting Common Stock was the only class entitled to vote on these matters. The sole voting shareholder of the Company holds all 1,190,057 shares of outstanding Class B
Voting Common Stock.

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits                                Incorporated by
            Number            Description            Reference to
            ----------   ------------------------    --------------
            Exhibit 27   Financial Data Schedule     Filed herewith

       (b)  Reports on Form 8-K
            The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1999.

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


                                        EZCORP, INC.
                                 ----------------------------
                                        (Registrant)




Date:   May 14, 1999          By:     /s/ DAN N. TONISSEN
                                 ----------------------------
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer