Form 10-Q
period 1999-06-30
EZCORP INC
filed 1999-08-13
CIK 876523

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
          [x]QUARTERLY  REPORT PURSUANT  TO  SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

       As of June 30, 1999, 10,822,010 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                        EZCORP, INC.
                     INDEX TO FORM 10-Q

                                                                Page

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

       Condensed Consolidated Balance Sheets -
       June 30, 1999, June 30, 1998 and September 30, 1998       1

       Condensed Consolidated Statements of Operations -
       Three and Nine Months Ended June 30, 1999 and 1998        2

       Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended June 30, 1999 and 1998                  3

       Notes to Interim Condensed Consolidated Financial
Statements                                                       4


       Item 2. Management's Discussion and Analysis
       of Financial Condition and Results of Operations          6


PART II.  OTHER INFORMATION                                      12


SIGNATURE                                                        13

                             PART I
Item 1.  Financial Statements
                  EZCORP, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets

                                   June 30,  June 30,  September 30,
                                    1999       1998         1998
                                  -----------------------------------
                                  (unaudited)(unaudited)
                                             (In thousands)

ASSETS:
     Current assets:
       Cash and cash equivalents  $   1,889   $   1,624   $  1,328
       Pawn loans                    51,891      43,057     49,632
       Service charges receivable    15,446      12,523     14,843
       Inventory, net                50,212      37,457     44,011
       Deferred tax asset             1,882       1,364      1,882
       Income tax recoverable           230           -        840
       Prepaids and other assets      3,622       2,851      3,170
                                    -------     -------    -------
          Total current assets      125,172      98,876    115,706

     Investment in unconsolidated
     affiliate                       12,998      10,583     10,909
     Property and equipment, net     56,483      37,752     43,666

     Other assets:
       Goodwill, net                 14,013      13,797     13,605
       Deferred tax asset                 -       1,730          -
       Notes receivable, related
       parties                        3,000       3,000      3,000
       Other assets, net              4,590       1,568      3,025
                                    -------     -------    -------
          Total assets             $216,256    $167,306   $189,911
                                    =======     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
       Current maturities of
       long-term debt              $     10    $      9   $     10
       Accounts payable and other
       accrued expenses               8,599       6,055      8,874
       Customer layaway deposits      2,256       1,982      2,174
                                    -------     -------    -------
          Total current liabilities  10,865       8,046     11,058

     Long-term debt, less current
     maturities                      70,115      31,126     48,123
     Deferred tax liability              24           -         24
     Other long-term liabilities        114         165        152
                                    -------     -------    -------
       Total long-term liabilities   70,253      31,291     48,299

     Commitments and contingencies
     Stockholders' equity:
       Preferred stock, par value
       $.01 per share - Authorized
       5,000,000 shares; none issued
       and outstanding                    -           -          -
       Class A Non-voting Common
       stock, par value $.01 per share -
       Authorized 40,000,000 shares;
       10,831,043 shares issued and
       10,822,010 shares outstanding
       at June 30, 1999; 10,820,574
       shares issued and 10,811,541
       shares outstanding at June 30,
       1998 and September 30, 1998      108         108        108
       Class B Voting Common stock,
       par value $.01 per share -
       Authorized 1,198,990 shares
       in 1999; 1,190,057 shares
       issued and outstanding at
       June 30, 1999, September 30,
       1998 and June 30, 1998            12          12        12
       Additional paid-in capital   114,470     114,398   114,398
       Retained earnings             21,379      14,215    16,830
                                    -------     -------   -------
                                    135,969     128,733   131,348
       Treasury stock (9,033 shares)   (35)        (35)      (35)
       Receivables from stockholders  (729)       (729)     (729)
       Accumulated foreign currency
       translation adjustment          (67)           -      (30)
                                    -------     -------   -------
         Total stockholders' equity 135,138     127,969   130,554
          Total liabilities and     -------     -------   -------
          stockholders' equity     $216,256    $167,306  $189,911
                                    =======     =======   =======
See accompanying notes.

                  EZCORP, Inc. and Subsidiaries
   Condensed Consolidated Statements of Operations (Unaudited)


                             Three Months Ended     Nine Months Ended
                                 June 30,               June 30,
                             1999          1998     1999         1998
                             ------------------     -----------------
                             (In thousands, except per share amounts)

Revenues:
     Sales                  $ 29,124  $ 24,883    $ 99,883  $ 86,433
     Pawn service charges     24,563    20,268      73,936    60,263
     Other                       215        59         581       139
                             -------   -------     -------   -------
       Total revenues         53,902    45,210     174,400   146,835

Cost of goods sold            25,382    20,231      85,504    71,680
                             -------   -------     -------   -------
     Net revenues             28,520    24,979      88,896    75,155

Operating expenses:
     Operations               21,059    16,314      61,311    48,822
     Administrative            3,600     2,903      10,545     9,400
     Depreciation and
     amortization              2,458     1,930       6,939     5,553
                             -------   -------     -------   -------
       Total operating
       expenses               27,117    21,147      78,795    63,775
                             -------   -------     -------   -------
Operating income               1,403     3,832      10,101    11,380

Interest expense                 849       358       2,514       979
Equity in net income of
unconsolidated affiliate        (75)         -       (348)         -
                             -------   -------     -------   -------
Income before income taxes       629     3,474       7,935    10,401

Income tax expense               160     1,320       2,936     3,952
                             -------   -------     -------   -------
Net income                  $    469  $  2,154    $  4,999  $  6,449
                             =======   =======     =======   =======
Basic and diluted earnings
per share                   $   0.04  $   0.18    $   0.42  $   0.54
                             =======   =======     =======   =======
Cash dividends per common
share                       $ 0.0125  $      -    $ 0.0375  $      -
                             =======   =======     =======   =======
Weighted average shares
outstanding
     Basic                12,011,263 12,001,598  12,004,821 11,998,408
                          ========== ==========  ========== ==========
     Diluted              12,015,106 12,017,688  12,010,808 12,014,366
                          ========== ==========  ========== ==========
        See accompanying notes.

                  EZCORP, Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                                                   Nine Months Ended
                                                        June 30,
                                                  1999           1998
                                                  -------------------
                                                     (In thousands)

OPERATING ACTIVITIES:
     Net income                                   $  4,999   $  6,449
     Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation and amortization                 6,939      5,553
       Deferred income taxes                             -        525
       Loss/(gain) on sale of assets                   149      (106)
       Income from investment in
       unconsolidated affiliate                      (348)          -
       Changes in operating assets and
       liabilities:
          Service charges receivable                 (603)        730
          Inventory                                (6,052)      1,967
          Prepaids and other assets                (1,788)    (1,253)
          Accounts payable and other
          accrued expenses                           (201)    (1,604)
          Customer layaway deposits                     78         59
          Other long-term liabilities                 (38)        165
          Income taxes recoverable                     610          -
          Income taxes payable                           -      (821)
                                                   -------    -------
            Net cash provided by operating
            activities                               3,745     11,664

INVESTING ACTIVITIES:
     Pawn loans forfeited and transferred to
     inventory                                      55,589     42,653
     Pawn loans made                             (152,493)  (127,722)
     Pawn loans repaid                              94,971     85,268
                                                  --------   --------
          Net (increase)/decrease in loans         (1,933)        199

     Additions to property, plant, and equipment  (19,213)   (10,254)
     Acquisitions, net of cash acquired            (1,803)    (2,427)
     Investment in unconsolidated affiliate        (1,777)   (10,583)
     Sale of assets                                      -        203
                                                   -------   -------
          Net cash used in investing activities   (24,726)   (22,862)

FINANCING ACTIVITIES:
     Payment of dividends                            (450)         -
     Proceeds from bank borrowings                  38,000    31,000
     Payments on borrowings                       (16,008)  (19,007)
                                                   -------   -------
          Net cash provided by
          financing activities                      21,542    11,993
                                                   -------   -------
Increase in cash and cash equivalents                  561       795

Cash and cash equivalents at beginning of period     1,328       829
                                                   -------   -------
     Cash and cash equivalents at end of period   $  1,889  $  1,624
                                                   =======   =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Foreign currency translation adjustment      $   (37)  $      -

     Issuance of common stock to 401(k) Plan      $     72  $     60

See accompanying notes.

               EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
                      June 30, 1999

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

      The Company's business is subject to seasonal variations, and operating results for the three- and nine-month periods ended
June 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

Note B - Accounting Principles and Practices

      The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

      The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. The inventory reserves were $7.1 million, $6.6 million, and $6.8 million at June 30, 1999, June 30, 1998 and September 30, 1998, respectively.

       Property   and  equipment  is  shown  net  of  accumulated
depreciation of $34.5 million, $27.7 million and $29.5 million at June 30, 1999 and June 30, 1998, and September 30, 1998, respectively.

Note C - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended  Nine Months Ended
                                              June 30,           June 30,
                                         1999         1998  1999         1998
                                        ------------------  -----------------
                                          (In thousands)      (In thousands)
     Numerator
       Numerator for basic and diluted
       earnings per share - net income  $  469   $ 2,154   $ 4,999  $ 6,449
     Denominator                        ======   =======   =======  =======
       Denominator for basic earnings
       per share - weighted
       average shares                   12,011    12,002    12,005   11,998
       Effect of dilutive securities:
          Employee stock options             -         4         -        4
          Warrants                           4        12         6       12
                                        ------    ------    ------   ------
       Dilutive potential common
        shares                               4        16         6       16
       Denominator for diluted earnings ------    ------    ------   ------
       per share - adjusted weighted
       average shares and assumed
       conversions                      12,015    12,018    12,011   12,014
                                        ======    ======    ======   ======
        Basic earnings per share        $ 0.04    $ 0.18    $ 0.42   $ 0.54
                                        ======    ======    ======   ======
        Diluted earnings per share      $ 0.04    $ 0.18    $ 0.42   $ 0.54
                                        ======    ======    ======   ======

                  EZCORP, Inc. and Subsidiaries
  Notes to Interim Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1999

      For the three months ended June 30, 1999, options to purchase 1,615,855 weighted average shares of common stock at an average price of $11.22 per share were outstanding. For the nine months ended June 30, 1999, options to purchase 1,509,082 weighted average shares of common stock at an average price of $11.33 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

      For the three months ended June 30, 1998, options to purchase 626,451 weighted average shares of common stock at an average price of $13.35 per share were outstanding. For the nine months ended June 30, 1998, options to purchase 603,542 weighted average shares of common stock at an average price of $13.42 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note D - Investment in Unconsolidated Affiliate

      On October 16, 1998, the Company acquired an additional 1,896,666 newly issued common shares of Albemarle & Bond Holdings, plc ("A&B"), for approximately $2 million. Following this purchase the Company owns 13,276,666 common shares of A&B, or approximately 29.9% of the total outstanding shares.

      The Company accounts for its investment in A&B using the equity method. A&B reports its results to the public every six months and the most recently reported period ended December 31, 1998. The nine months ended June 30, 1999 include the Company's percentage of A&B's earnings for July 1998 through December 1998 and an estimate of earnings for January 1999 through March 1999. The Company plans to reconcile this amount during its fiscal year ending September 30, 1999 after the results have been reported to the public. The Company does not expect the actual results to differ materially from this estimate.

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

Note F - Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive income for the three- and nine-months ended June 30, 1999 was approximately $479,000 and $4,962,000, respectively. The difference between comprehensive income and net income is comprised of the effect of currency translation adjustments in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency and hedging activity, excluded from net income, is presented in the Condensed Consolidated Balance Sheets as "Accumulated Foreign Currency Translation Adjustment."

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

Three Months Ended June 30, 1999 vs. Three Months Ended June
30, 1998
------------------------------------------------------------
      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-months ended June 30, 1999 and 1998.

                                      Three Months Ended          % or
                                           June 30,(a)            Point
                                      1999          1998         Change(b)
                                      ------------------         --------
Net Revenues:
     Sales                            $  29,124 $  24,883         17.0%
     Pawn service charges                24,563    20,268         21.2%
     Other                                  215        59        264.4%
                                       --------  --------
       Total revenues                    53,902    45,210         19.2%
     Cost goods sold                     25,382    20,231         25.5%
                                       --------  --------
       Net revenues                   $  28,520 $  24,979         14.2%
                                       ========  ========
Other Data:
     Gross profit as a percent
     of sales                             12.8%     18.7%        (5.9) pts.
     Average annual inventory turnover     2.1x      2.2x        (0.1)x
     Average inventory balance per
     location as of the end of the
     quarter                               $154      $136         13.2%
     Average loan balance per location
     as of the end of the quarter          $159      $157          1.3%
     Average yield on loan portfolio       210%      211%        (1.0) pts.
     Average redemption rate                78%       81%        (3.0) pts.

Expenses as a Percent of Total Revenues:
     Operating                            39.1%     36.1%         3.0 pts.
     Administrative                        6.7%      6.4%         0.3 pt.
     Depreciation and amortization         4.6%      4.3%         0.3 pt.
     Interest                              1.6%      0.8%         0.8 pt.

Locations in Operation:
     Beginning of period                    318       262
     Acquired                                 1         -
     Established                              7        13
     Sold, combined or closed                 -         -
                                          -----     -----
     End of period                          326       275
Average locations in operation during     =====     =====
the period(c)                             322.0     268.5
                                          =====     =====
---------------------------------------
a    In  thousands,  except percentages, inventory  turnover
     and store count.
b In comparing the period differences between dollar amounts or store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.
c Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Nine  Months Ended June 30, 1999 vs. Nine Months Ended  June
30, 1998
------------------------------------------------------------
      The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine-months ended June 30, 1999 and 1998.

                                        Nine Months Ended          % or
                                           June 30,(a)             Point
                                        1999         1998        Change(b)
                                        -----------------        ---------
Net Revenues:
     Sales                              $  99,883 $  86,433        15.6%
     Pawn service charges                  73,936    60,263        22.7%
     Other                                    581       139       318.0%
                                         --------  --------
       Total revenues                     174,400   146,835        18.8%
     Cost of goods sold                    85,504    71,680        19.3%
                                         --------  --------
       Net revenues                     $  88,896 $  75,155        18.3%
                                         ========  ========
Other Data:
     Gross profit as a percent of sales     14.4%     17.1%       (2.7) pts.
     Average annual inventory turnover       2.3x      2.4x       (0.1)x
     Average inventory balance per
     location as of the end of the
     quarter                                 $154      $136       13.2%
     Average loan balance per location
     as of the end of the quarter            $159      $157        1.3%
     Average yield on loan portfolio         208%      207%        1.0 pt.
     Average redemption rate                  77%       78%       (1.0) pts.

Expenses as a Percent of Total Revenues:
     Operating                              35.2%     33.2%        2.0 pts.
     Administrative                          6.0%      6.4%       (0.4) pt.
     Depreciation and amortization           4.0%      3.8%        0.2 pt.
     Interest                                1.4%      0.7%        0.7 pt.

Locations in Operation:
     Beginning of period                      286       249
     Acquired                                   4         1
     Established                               36        26
     Sold, combined or closed                   -       (1)
                                            -----     -----
     End of period                            326       275
Average locations in operation during the   =====     =====
period(c)                                   306.0     262.0
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

Results  of  Operations

The following discussion compares  results
for the three- and nine-month periods ended June 30, 1999 ("Fiscal 1999 Periods") to the three- and nine-month periods ended June 30, 1998 ("Fiscal 1998 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

      Early in the Company's 1998 fiscal year, the Company began to expand rapidly primarily through newly established stores. The Company expects these newly established stores to be unprofitable for the first three to five full quarters that they are open as they develop their loan and sales customer base. Despite this unprofitable startup period, the Company believes that newly established stores will provide a better return on invested capital when compared to most acquisitions. During the three-month Fiscal 1999 Period, the Company opened seven newly established stores and acquired one store. During the 12 months ended June 30, 1999, the Company opened 45 newly established stores and acquired six stores.

      The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three-month Fiscal 1999 Period, pawn service charge revenue increased $4.3 million from the three-month Fiscal 1998 Period to $24.6 million. This resulted from an increase in same store pawn service charge revenue ($2.7 million) and the pawn service charge revenue from new stores ($1.6 million). Same store pawn loan balances were fifteen percent above the prior year. The annualized yield on the pawn loan balance decreased one percentage point from the three-month Fiscal 1998 Period to 210 percent.

      For the nine-month Fiscal 1999 Period, pawn service charge revenue increased $13.7 million from the nine-month Fiscal 1998 Period to $73.9 million. This resulted from an increase in same store pawn service charge revenue ($9.4 million) and the pawn service charge revenue from new stores ($4.3 million). At June 30, 1999, same store pawn loan balances were fifteen percent above the prior year. The annualized yield on the pawn loan balance increased one percentage point from the nine-month Fiscal 1998 Period to 208 percent.

      A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three-month Fiscal 1999 Period, sales increased approximately $4.2 million from the three-month Fiscal 1998 Period to approximately $29.1 million. This resulted from an increase in same store merchandise sales ($1.7 million), new store sales ($2.3 million), and an increase in jewelry scrapping and wholesale activity ($0.2 million). Same store sales for the three-month Fiscal 1999 Period increased seven percent from the three-month Fiscal 1998 Period. Inventory turnover, at 2.1 times, was slightly lower in the three-month Fiscal 1999 Period compared to the three-month Fiscal 1998 Period largely due to new stores which typically have slower inventory turnover.

      For the nine-month Fiscal 1999 Period, sales increased approximately $13.4 million from the nine-month Fiscal 1998 Period to approximately $99.9 million. This resulted from an increase in same store merchandise sales ($4.9 million), new store sales ($7.9 million), and an increase in jewelry scrapping and wholesale activity ($0.6 million). Same store sales for the nine-month Fiscal 1999 Period increased six percent from the nine-month Fiscal 1998 Period. Inventory turnover, at 2.3 times, was slightly lower in the nine-month Fiscal 1999 Period compared to the nine-month Fiscal 1998 Period largely due to new stores.

      The  Company's  gross  margin  level  (gross  profit  as  a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At June 30, 1999, and 1998, respectively, the Company's inventories consisted of approximately 60 and 65 percent jewelry (e.g. ladies' and men's rings, chains, bracelets, etc.) and 40 and 35 percent general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, firearms, etc.). For both periods ending June 30, 1999 and 1998, 87 percent of the jewelry was less than twelve months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 95 percent of the general merchandise inventory.

      For the three-month Fiscal 1999 Period, gross profits as a percentage of sales decreased 5.9 percentage points from the three-month Fiscal 1998 Period to 12.8 percent. This decrease results from lower gross margins on merchandise sales (4.7 percentage points), an increase in inventory shrinkage when measured as a percentage of  merchandise  sales (up 0.6 percentage point to  approximately
1.9 percent) and lower gross margins on wholesale and scrap jewelry sales (0.6 percentage point). The lower gross margins on merchandise sales results from price reductions and discounting to enhance demand for merchandise and the selling of higher cost merchandise. The lower gross margins on the selling of scrap jewelry can largely be attributed to year over year reductions in gold prices.

      For the nine-month Fiscal 1999 Period, gross profits as a percentage of sales decreased 2.7 percentage points from the nine-month Fiscal 1998 Period to 14.4 percent. This decrease results from lower margins on merchandise sales (2.5 percentage points), and increase in inventory shrinkage when measured as a percentage of merchandise sales (up 0.5 percentage point to approximately
1.8 percent) offset by higher margins on wholesale and scrap jewelry sales (0.3 percentage point).

     In the three-month Fiscal 1999 Period, operating expenses as a percentage of total revenues increased 3.0 percentage points from the three-month Fiscal 1998 Period to 39.1 percent. This increase results primarily from new stores which typically experience higher levels of operating expense relative to revenues. Additionally, the Company experienced higher labor costs resulting from a competitive labor market in some of the areas in which the Company operates. Administrative expenses increased 0.3 of a percentage point in the three-month Fiscal 1999 Period to 6.7 percent.

      In the nine-month Fiscal 1999 Period, operating expenses as a percentage of total revenues increased 2.0 percentage points from the nine-month Fiscal 1998 Period to 35.2 percent. This increase results primarily from new stores which typically experience higher levels of operating expense relative to revenues. Administrative expenses decreased 0.4 of a percentage point in the nine-month Fiscal 1999 Period to 6.0 percent.

      Depreciation and amortization expense as a percent of total revenues increased 0.3 of a percentage point in the three-month Fiscal 1999 Period to 4.6 percent and increased by 0.2 of a percentage point from the nine-month Fiscal 1998 Period to 4.0 percent. This increase results primarily from new stores. Interest expense increased by 0.8 and 0.7 of a percentage point, respectively, from the Fiscal 1998 Periods largely due to increased average debt balances primarily to fund the new store growth.


Liquidity and Capital Resources

     Net cash provided by operating activities for the nine-month Fiscal 1999 Period was $3.7 million as compared to $11.7 million provided in the nine-month Fiscal 1998 Period. Increases in inventory, in our core stores and new stores, and lower operating results were partially offset by other working capital changes. Net cash used by investing activities was $24.7 million for the nine-month Fiscal 1999 Period compared to $22.9 million used in the nine-month Fiscal 1998 Period. The change is due to increases in pawn loan balances in the nine-month Fiscal 1999 Period compared to the nine-month Fiscal 1998 Period, higher levels of capital expenditures and acquisitions in the nine-month Fiscal 1999 Period compared to the nine-month Fiscal 1998 Period and a smaller incremental investment in the unconsolidated affiliate, Albemarle & Bond Holdings, plc in the nine-month Fiscal 1999 Period compared to the investment made in the nine-month Fiscal 1998 Period.

      In the nine-month Fiscal 1999 Period, the Company invested approximately $19.2 million to open thirty-six newly established stores, to acquire four stores, to upgrade or replace existing equipment and computer systems, and for improvements at existing stores. The Company funded these expenditures largely from cash flow provided by operating activities and borrowings on the Company's credit facility. The Company plans to open 45 to 50 stores during fiscal 1999, including the 40 stores opened in the first nine months of the fiscal year. The Company anticipates that cash flow from operations and funds available under its existing bank line of credit should be adequate to fund these capital expenditures and expected pawn loan growth during the coming year. There can be no assurance, however, that the Company's cash flow and line of credit will provide adequate funds for these capital expenditures.

       On   December  10,  1998,  the  Company  completed  a  new
$110,000,000 syndicated credit facility. The new credit facility is unsecured and matures December 3, 2001. Terms of the credit agreement require, among other things, that the Company meet certain financial covenants. The outstanding balance under the facility bears interest, payable monthly, at the agent bank's Prime Rate or Eurodollar rate plus 87.5 to 137.5 basis points, depending on certain performance criteria. In addition, annually the Company pays an unused commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. At June 30, 1999, the Company had $70 million outstanding on the line of credit.

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

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be affected by the Year 2000. The completed assessment indicated that the only information technology system expected to be affected is the Company's store level point of sale system. For this exposure, the Company is 100 percent complete on the assessment, remediation and testing phases and 70 percent complete with regard to the implementation phase. It was 100 percent complete with respect to software reprogramming, replacement and testing by April 1999. It is 98% complete with implementation and expects to be 100 percent complete with implementation by August 1999. In addition, the Company has gathered information about the Year 2000 compliance status regarding relationships it has with various third parties and continues to monitor their compliance. To date, the Company is not aware of any third party with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that all third parties will be Year 2000 ready.

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

      The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in August 1999, and determine at that time whether such a plan is necessary.

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

      The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at June 30, 1999 is a variable-rate debt instrument. There have been no material changes relating to the Company's interest rates since the Company's most recent fiscal year, which ended on September 30, 1998.

      The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several manners, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. Through Fiscal 1998, the U.K. pound weakened resulting in a cumulative translation adjustment loss of $30,000. During the third fiscal quarter ended June 30, 1999, the U.K. pound weakened resulting in a cumulative translation adjustment loss of $67,000. On June 30, 1999, the U.S. dollar closed at 1.5763 to 1.00 U.K. pound, a decrease from 1.6981 at September 30, 1998. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Effective April 26, 1999, the sole shareholder of the Class B Voting Common Stock approved, ratified and adopted (i) amendments to the terms of loans previously made to two executive officers; and (ii) the grant of stock options to four executive officers. Both actions were consistent with a November 5, 1998 resolution of the Compensation Committee of the Company's Board of Directors. The terms of such loan amendments and stock option grants were more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     The Company's Class B Voting Common Stock was the only class entitled to vote on these matters. The sole voting shareholder holds all 1,190,057 shares of outstanding Class B Voting Common
Stock.

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits                              Incorporated by
            Number            Description           Reference to
            ----------   -----------------------  ---------------
            Exhibit 27   Financial Data Schedule  Filed herewith

       (b)  Reports on Form 8-K
            The Company has not filed any reports on Form 8-K for the quarter ended June 30, 1999.

                            SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EZCORP, INC.
                                 --------------------------------
                                           (Registrant)




Date:   August 13, 1999       By:     /s/ DAN N. TONISSEN
                                 -------------------------------
                                           (Signature)


                              Dan N. Tonissen
                              Senior Vice President and
                              Chief Financial Officer