Form 10-K
period 1999-09-30
EZCORP INC
filed 1999-12-30
CIK 876523

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

Commission File Number ___________

_______________________________

EZCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

1901 Capital Parkway
Austin, Texas	78746
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (512) 314-3400

____________________________________

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange
Class A Non-voting Common Stock	on Which Registered
$.01 par value per share	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant as of December 1, 1999, based on the closing price on The Nasdaq Stock Market on such date, was $41 million.

As of December 1, 1999, 10,822,010 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.

YEAR ENDED SEPTEMBER 30, 1999

INDEX TO FORM 10-K

Item		Page
No.		No.
INTRODUCTION

PART I.

1.	Business	3
2.	Properties	15
3.	Legal Proceedings	17
4.	Submission of Matters to a Vote of Security Holders	17

PART II.

5.	Market for Registrant's Common Equity and Related Stockholder Matters	17
6.	Selected Financial Data	19
7.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	20
7A.	Qualitative and Quantitative Disclosures About Market Risk	24
8.	Financial Statements and Supplementary Data	25
9.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	44

PART III.

10.	Directors and Executive Officers of the Registrant	44
11.	Executive Compensation	46
12.	Security Ownership of Certain Beneficial Owners and Management	53
13.	Certain Relationships and Related Party Transactions	54

PART IV.

14.	Financial Statement Schedules, Exhibits, and Reports on Form 8K	55

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

General

The Company is primarily engaged in establishing, acquiring, and operating pawnshops which function as convenient sources of consumer credit and as value-oriented specialty retailers of primarily previously owned merchandise. Through its lending function, the Company makes relatively small, non-recourse loans secured by pledges of tangible personal property. The Company contracts for a pawn service charge to compensate it for each pawn loan. Pawn service charges, which generally range from 12% to 300% per annum, are calculated based on the dollar amount and duration of the loan and accounted for approximately 44% of the Company's revenues for the year ended September 30, 1999 ("Fiscal 1999"). In Fiscal 1999, approximately 76% of the loans made by the Company were redeemed in full together with the payment of the pawn service charges or were renewed or extended through the payment of the pawn service charges. In most states in which the Company operates, collateral is held one month with a 60 day extension period after which such collateral is forfeited for resale.

As of December 1, 1999, the Company operated 334 locations: 193 in Texas, 24 in Colorado, 22 in Oklahoma, 21 in Indiana, 17 in Florida, 14 in Georgia, 13 in Alabama, 8 in California, 8 in Tennessee, 4 in Nevada, 3 in Louisiana, 3 in Mississippi, 3 in North Carolina and 1 in Arkansas. The Company intends to expand through the establishment or acquisition of stores primarily in existing markets to form efficient regional clusters in states with regulatory, competitive, and demographic characteristics conducive to successful pawnshop operation.

The pawnshop industry in the United States is a large, highly fragmented, and growing industry. The industry consists of over 10,000 pawnshops owned primarily by independent operators who typically own one to three locations.

Lending Activities

The Company is primarily engaged in the business of making pawn loans, which typically are relatively small, non-recourse loans secured by pledges of tangible personal property. As of September 30, 1999, the Company had approximately 770,000 loans outstanding, representing an aggregate principal balance of $53.9 million. The Company contracts for a pawn service charge to compensate it for a pawn loan. A majority of the Company's outstanding pawn loans are in an amount that permits pawn service charges of 20% per month or 240% per annum. For Fiscal 1999, pawn service charges accounted for approximately 44% of the Company's total revenues.

Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. The amount that the Company is willing to lend generally ranges from 20% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral are numerous and include catalogues, blue books, newspaper advertisements, and previous sales of similar merchandise.

The pledged property is held through the term of the loan, which in Texas is one month with an automatic 60-day grace period, unless repaid or renewed earlier. The Company seeks to maintain a redemption rate between 70% and 80%, and in each of the Company's last three fiscal periods, it achieved this targeted redemption rate. The redemption rate is maintained through loan policy and proper implementation of such policy at the store level. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and then becomes inventory available for sale in the Company's pawnshops. The Company does not record loan losses or charge-offs because the principal amount of an unpaid loan and any accrued pawn service charges become the carrying cost of the forfeited collateral, which is recorded as the Company's inventory. The Company evaluates the salability of inventory and provides an allowance for valuation of inventory, based on the type of merchandise, recent sales trends and margins, and the age of merchandise.

The table below shows the dollar amount of loans made, loans repaid, loans forfeited, and loans acquired by the Company for the fiscal years ended September 30, 1997, 1998 and 1999:

Fiscal Years Ended September 30,
1997		1998	1999
(dollars in millions)
Loans made	$ 170.4	$ 180.9	$ 208.2
Loans repaid	(108.9)	(114.4)	(126.3)
Loans forfeited	(53.3)	(60.3)	(77.9)
Loans acquired	-	0.6	0.3
Net increase in pawn loans outstanding at the end of the year	$ 8.2	$ 6.8	$ 4.3

The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and resale of the property for an amount less than the carrying cost of the property. Jewelry, which constitutes approximately 60% of the principal amount of items pledged, can be evaluated primarily based on weight, carat content, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, and musical instruments.

At the time a pawn transaction is made, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification number from his driver's license, military identification or other official number, the date of the loan, an identification, and description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

Of the Company's 334 locations in operation as of December 1, 1999, 193 were stores located in Texas. Accordingly, Texas pawnshop laws govern most of the Company's operations. In Texas, pawnshop operations are regulated by the State of Texas Office of Consumer Credit Commissioner in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act"). See "Regulation".

The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with Texas law under the Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. The maximum allowable pawn service charges under the

Pawnshop Act for the various stratified loan amounts for the year beginning July 1, 1998 and ending June 30, 1999 and for the year beginning July 1, 1999 and ending June 30, 2000, are as follows:

Schedule of Applicable Loan Service Charges for Texas

Year Ended June 30, 1999		Year Ending June 30, 2000

	Maximum		Maximum
	Allowable		Allowable
	Annual		Annual
Amount Financed	Percentage	Amount Financed	Percentage
Per Pawn Loan	Rate	Per Pawn Loan	Rate
$1 to $138	240%	$1 to $141	240%
$139 to $460	180%	$142 to $470	180%
$461 to $1,380	30%	$471 to $1,410	30%
$1,381 to 11,500	12%	$1,411 to 11,750	12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 1998 through June 30, 1999, the loan ceiling was $11,500. For the period July 1, 1999 through June 30, 2000, the loan ceiling is $11,750. The Company's average loan amount at the end of Fiscal 1999 was approximately $69.

Retail Activities

Jewelry sales represent approximately 45% of the Company's merchandise sales with the remaining sales consisting primarily of consumer electronics, tools, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. The Company obtains its inventory primarily from unredeemed collateral, and to a lesser extent, from purchases from the general public, and from wholesale sources. For Fiscal 1999, purchases from the general public and from wholesale sources constituted approximately 6% of the dollar value of inflows to inventory. During Fiscal 1999, $119.5 million of merchandise was added to inventory through forfeited collateral. Of such amount, $77.9 million was from the principal amount of unredeemed pawn loans, and $41.6 million was from accrued service charges. For Fiscal 1999, retail activities accounted for approximately 56% of the Company's total revenues, but only 14% of the Company's net revenue, after deducting cost of goods sold on merchandise sales.

Analysis of the sales and inventory data provided by the Company's management information systems facilitates the design of promotional and merchandising programs and merchandise pricing decisions. Regional and area managers develop and implement promotional and merchandising programs, review merchandise pricing decisions, and balance inventory levels within markets.

The Company does not give prospective buyers any warranties on most merchandise sold through its retail operations, except for certain purchases of new, wholesale-purchased merchandise, which may have a limited manufacturer's warranty. Prospective buyers may purchase an item on layaway through the Company's "EZ Layaway" program. Through EZ Layaway, a prospective purchaser will typically put down a minimum of 20% of an item's purchase price as a customer layaway deposit. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full. As of September 30, 1999, the Company had $2.4 million in customer layaway deposits and related payments.

The Company's overall inventory is stated at the lower of cost or market. The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. Valuation allowances, including shrinkage reserves, amounted to $8.3 million as of September 30, 1999. At September 30, 1999, total inventory on hand was $58.2 million, after deducting such allowance for shrinkage and valuation of inventory.

Seasonality

Historically, pawn service charge revenues are highest in the Company's fiscal fourth quarter (July, August, and September) due to higher loan demand during the summer months. Merchandise sales are highest in the Company's first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

Operations

General

The typical Company location is a freestanding building or part of a retail strip center. Nearly all of the Company's pawnshop locations have contiguous parking available. Store interiors are designed to resemble small discount operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to lending activities (principally collateral storage). The Company maintains property and general liability insurance for each of its pawnshops. The Company's stores are open six or seven days a week, depending on location.

Store Management

A typical Company store employs five to six people consisting of a manager, an assistant manager, and three to four sales and lending representatives. Store managers are specifically responsible for ensuring that their store is run in accordance with the Company's established policies and procedures, and for operating their store according to performance parameters consistent with the Company's store operating guidelines. Each store manager reports to one of approximately 43 area managers who are responsible for the stores within a specific operating region. Area managers are responsible for the performance of all stores within their area and report to one of six regional directors.

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

During 1999, the Company continued the development of a new POS system. This new system will provide additional store level functionality, increase service offerings, enhance reporting, and controls, and provide software, and hardware scalability. The Company plans to conduct an in-store test of this new system in its third fiscal 2000 quarter and, based on the success of this test, install the system chain wide by the end of its first fiscal 2001 quarter. During Fiscal 1999, the Company completed a conversion of its financial and human resource information systems. The Company believes that these systems will provide better tools to manage and control the business.

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

The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be affected by the Year 2000. The completed assessment indicated that the only information technology system affected was the Company's store level point of sale system. For this exposure, the Company completed the assessment, remediation, testing, and implementation phases. In addition, the Company has reviewed, and continues to monitor, the Year 2000 preparedness of third parties with which it transacts business. The Company is not aware of any third party with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that all third parties will be Year 2000 ready.

The Company utilized internal resources to reprogram, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project was less than $100,000 and was funded by operating cash flows. These costs were expensed as incurred.

The Company's management believes it has effectively resolved the Year 2000 Issue. If unexpected issues arise, the Company may not be able to process customer transactions which could have a material impact on the operations of the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. As a contingency plan, the Company has developed and distributed to each of its locations an operating package which would allow each location to operate in a manual environment.

The Company has an internal audit staff of approximately 25 employees to ensure that the Company's policies and procedures are consistently followed. In addition, the audit department carefully monitors, among other matters, the Company's perpetual inventory system, lending practices, and regulatory compliance.

Human Resources

As of September 30, 1999, the Company employed approximately 2,300 people. The Company believes that its profitability is dependent upon its employees' ability to make loans that achieve optimum redemption rates, to sell retail merchandise effectively, and to provide prompt and courteous customer service. The Company seeks to hire people who will become long-term, career employees. To achieve the Company's long-range personnel goals, the Company strives to develop its employees through a combination of classroom training and supervised on-the-job loan and sales training for new employees. Managers attend on-going management skills and operations performance training. Regional directors and area managers receive leadership training to effectively motivate employees to increase each store's profitability. The Company's management believes that its managers, at all levels, are the principal trainers in the organization.

The Company anticipates that store manager candidates will be promoted primarily from the ranks of existing store employees and has created a process for forecasting future needs and identifying potential internal candidates for position openings. The Company's career development plan not only develops and advances employees within the Company, but also provides training for the efficient integration of experienced retail managers and pawnbrokers from outside the Company.

In Texas, each pawnshop employee is required to be licensed in order to make loans or sell merchandise and is required to file for that license within 75 days of the date of hire. The licensing fee is $25 and the licensing process includes a review of the individual's background. Licenses are renewed annually at a fee of $25; renewals also include a review of each individual's background.

Trade Name

The Company currently operates virtually all of its pawnshops under the name "EZ Pawn," which it has registered with the United States Patent and Trademark Office. The Company also uses and has registered the following marks: "E-Z PAWN," "EZCORP," "JEWELRYLAND OUTLET," "EZ MONEY", and "EZ MONEY CENTER."

Growth and Expansion

During Fiscal 1999, the Company established 43 stores, acquired four stores, and closed two stores. The Company plans to slow its expansion and focus on further developing existing markets. The Company seeks to establish clusters of stores in specific geographic regions depending upon individual market demographics. In this manner, the Company expects to achieve certain economies of scale relative to its advertising, name recognition, and managerial and administrative costs.

The five most recently established stores with 12 full months of operating data, opened by the Company through September 30, 1999, required an average gross investment (including inventory, pawn loans, property, plant, and equipment) of approximately $450,000 per pawnshop during the first 12 months of operation.

The Company's ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, and the availability of qualified personnel. The Company's ability to add newly established stores in Texas counties having a population of 250,000 or more has been adversely affected by Texas law which became effective September 1, 1991, which required a finding of public need and probable profitability by the Texas Consumer Credit Commissioner as a condition to the issuance of any new pawnshop license in such counties. Since September 1, 1991, the Company has opened or acquired 73 locations in Texas counties having a population of less than 250,000. Effective September 1, 1999, applicable Texas law was amended to provide that, in counties with 250,000 or more residents, applications for new licenses will be approved only at proposed locations which are not less than two miles from another licensed pawnshop and applications to relocate a licensed pawnshop will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Additionally, any store may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to add newly established stores in such counties may be adversely affected by such regulation. See "Regulation".

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

To a certain extent, the Company also competes with other types of financial institutions such as consumer finance companies and companies making what are referred to as payday loans. Other lenders may and do lend money on an unsecured basis, at interest rates which are lower than the service charges of the Company, and on other terms more favorable than those offered by the Company.

The Company's competitors, in connection with the sale of merchandise, include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawnshops, other retailers of previously owned merchandise, electronic commerce retailers, and auction sites. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value. On a retail level, the Company competes with numerous other retailers who have significantly greater financial resources than the Company.

Regulation

Pawnshop Operations

The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Of the Company's 334 locations as of December 1, 1999, 193 were in Texas. Accordingly, Texas pawnshop laws govern most of the Company's operations. The laws of Colorado, Oklahoma, Indiana, Florida, Georgia, Alabama, California, Tennessee, Nevada, Louisiana, Mississippi, North Carolina, and Arkansas apply to the Company's pawnshop operations in those states. At December 1, 1999, the Company operated 334 locations: 193 in Texas, 24 in Colorado, 22 in Oklahoma, 21 in Indiana, 17 in Florida, 14 in Georgia, 13 in Alabama, 8 in California, 8 in Tennessee, 4 in Nevada, 3 in Louisiana, 3 in Mississippi, 3 in North Carolina, and 1 in Arkansas. In the states in which the Company operates other than Texas, Oklahoma, and Alabama, pawnshops are subject to local regulation at the municipal and county level, which regulation may affect the ability of the Company to expand its operations in those states.

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

The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with the Texas Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. Under Texas law, there is a ceiling on the maximum allowable pawn loan. From July 1, 1998 to June 30, 1999, the loan ceiling was $11,500. For the period July 1, 1999 through June 30, 2000, the loan ceiling is $11,750. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for July 1, 1998 to June 30, 1999 is presented in "Lending Activities".

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

In addition, for applications filed between September 1, 1991 and September 1, 1999, the Texas Pawnshop Act requires the Texas Consumer Credit Commissioner to make a determination of public need and probable profitability, in counties with a population of 250,000 or more, for a new pawnshop license, or for a relocation of a pawnshop more than one mile away from the existing address. The determination of public need and probable profitability may be made administratively by the Commissioner; however, if a public hearing is requested by the Commissioner or by any pawnshop licensee that would be affected by the granting of the proposed application, the determination of public need and probable profitability must be made in a public hearing with notice and opportunity for all affected parties to participate. For a new license application in any Texas county, the Commissioner provides notice of the application, and the opportunity for a public hearing, to the other licensed pawnshops in the county in which the applicant proposes to operate. The timeframe for the license application approval process generally requires the Commissioner's office to process an application within 60 days of its receipt of a complete application file. When a public hearing is requested, however, the public hearing process can increase the timeframe substantially or result in no application approval at all. The Company's ability to add newly established stores, particularly in Texas counties having a population of 250,000 or more where public need and probable profitability must be shown, has been adversely affected by the referenced provisions of the Texas Pawnshop Act. The Company's ability to add newly established stores in such counties may be adversely affected by such regulation. Effective September 1, 1999, applicable Texas law was amended to provide that, in counties with 250,000 or more people, applications for new licenses will be approved only at proposed locations which are not less than two miles from another licensed pawnshop, and applications to relocate a license will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Additionally, any store may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to add newly established stores in such counties may be adversely affected by such regulation.

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

The Texas Pawnshop Act also contains rules about the operation of pawnshops which regulate the day-to-day management of the Company's pawnshops. Under the Pawnshop Act and such rules of operation, a pawnbroker may not do any of the following: accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the borrower; accept any waiver of any right or protection accorded to a pledgor under the Texas Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than one month; display for sale in storefront windows or sidewalk display cases, pistols, swords, canes, blackjacks or similar weapons; or purchase used or second hand personal property unless a record is established containing the name, address, and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property.

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

Georgia Pawnshop Regulations

Georgia state law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in their permanent records, and allows duly authorized officers to inspect such records. Under applicable Georgia statutes, municipal authorities may license pawnbrokers, define their powers, and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and the pawnshop customers.

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

California Regulations

In California, both state and city or county licenses are required. Applicants must pass a state and local background check, post a bond in the amount of $20,000, and maintain net assets of at least $100,000 per location. Pawn loans in California require a written contract, which must provide for a four month loan period. If the pledgor does not redeem the loan within such period, the pawnbroker must, within 30 days thereafter, send a notification to the pledgor giving him ten days from the date of the mailing to redeem the pawn. The pawnbroker may charge up to $2 for this notice.

In California, a pawnbroker may charge an initial set up fee of $2 on a pawn transaction. In addition, a pawnbroker may charge interest of 2.5% per month on loans up to $225; 2.0% per month on the portion of any loan between $225.01 and $900; 1.5% per month on the portion of any loan between $900.01 and $1,650; and 1.0% per month on the portion of any loan that is $1,650.01 and above. Pawnbrokers may also charge storage fees of $3 for any article that cannot be contained within one cubic foot, $9 for any article that cannot be contained within three cubic feet, and $18 for any article that cannot be contained within six cubic feet. Additionally, pawnbrokers may make service charges consistent with the following schedule:

For loans not more than 30 days:

Amount Financed Per Pawn Loan	Maximum Allowable Charge
$1 to $14.99	$1

For loans not more than 90 days:

Amount Financed	Maximum Allowable
Per Pawn Loan	Charge
$15 to $19.99	$3
$20 to $24.99	$4
$25 to $39.99	$5
$40 to $49.99	$6
$50 to $64.99	$7.50
$65 to $74.99	$8.50
$75 to $99.99	$10
$100 to $124.99	$12.50
$125 to $149.99	$13.50
$150 to $224.99	$15
$225 to $324.99	$20
$325 to $449.99	$25
$450 to $599.99	$35
$600 to $799.99	$45
$800 to $999.99	$55

Amount Financed	Maximum Allowable
Per Pawn Loan	Charge
$1,000 to 1,199.99	$70
$1,200 to 1,499.99	$85
$1,500 to 1,799.99	$100
$1,800 to 2,099.99	$120
$2,100 to 2,499.99	$140

Tennessee Pawnshop Regulations

Tennessee law provides for the licensing of pawnbrokers in that state. It further requires (1) that pawn transactions be reported to local law enforcement agencies, (2) requires pawnbrokers to maintain insurance coverage on the property held in pledge for the benefit of the pledgor, (3) establishes certain hours during which pawnshops may be opened for business, and (4) requires certain bookkeeping records be maintained. Tennessee law prohibits pawnbrokers from selling, redeeming, or disposing of any goods pledged or pawned to or with them within 15 days after making their report to local law enforcement agencies.

Applicable Tennessee law provides that pawnbrokers may charge interest of 2% per month, plus service charges of 20% or one-fifth of the amount of the loan for investigating the title, storing, and insuring the pledged goods, closing the loan, and for other expenses and losses associated with the loan.

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

North Carolina Pawnshop Regulations

In North Carolina, a pawnbroker must obtain a license by showing sufficient net assets and moral character to demonstrate that it will not operate to the detriment of the public. The applicable interest and service charges are two percent per month interest, and a monthly fee not to exceed 20% for the following: (1) title investigation, (2) handling, appraisal and storage, (3) insuring and security, (4) application fee, (5) making daily reports to law enforcement or other services. The total monthly fees may not exceed $100 in the first month, $75 in the second month, $75 in the third month, $50 in the fourth month, and for any subsequent months. Pawn loans in North Carolina are to have a 30 day loan term, with a 60 day grace period, after which time the collateral is subject to resale by the pawnbroker.

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

Firearms Regulations

With respect to gun sales, each pawnshop that sells firearms must comply with the regulations promulgated by the Federal Bureau of Alcohol, Tobacco, and Firearms (BATF) which require each pawnshop dealing in guns to maintain a permanent written record of all transactions involving the receipt or disposition of guns.

The BATF promulgated rules under the Brady Handgun Violence Prevention Act (the "Brady Act") on February 28, 1994. The rules, in effect until November 30, 1998, basically required that all licensees, in either selling inventoried firearms or releasing pawned firearms to people other than the original pledgor, have the buyer complete appropriate forms, and wait the requisite five-day period prior to completing the sale and delivering the firearm. On November 30, 1998, the permanent provisions of the Brady Act took effect. From that date, all purchases of firearms and all people redeeming pledged firearm property must complete a background check before the transfer of the firearm can be completed.

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

Item 2. Properties

As of December 1, 1999, the Company owned the real estate and buildings for 39 of its pawnshops and leased 295 of its operating pawnshop locations. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between January 1, 2000 and December 31, 2019. All leases provide for specified periodic rental payments and such leases provide for market rental rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of a particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than acquire, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price. The Company believes that the facilities owned and leased by it as pawnshop locations are suitable for such purpose.

The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of retail locations serving each such market as of December 1, 1999:

Number of
Locations in
Area/Region	Each Area

Texas:
Houston	62
San Antonio	21
Austin Area	10
Valley	25
Central and Northeast	17
Dallas	13
Laredo Area	17
North Texas	15
Panhandle	6
Corpus Christi	7
Total Texas	193

Colorado:
Denver Area	17
Colorado Springs Area	5
Pueblo	2
Total Colorado	24

Oklahoma:
Oklahoma City Area	8
Tulsa Area	11
Other Areas	3
Total Oklahoma	22

Indiana:
Indianapolis Area	12
Fort Wayne Area	5
Other Areas	4
Total Indiana	21

Florida:
Tampa	8
Orlando	5
Other Areas	4
Total Florida	17
Number of
Locations in
Area/Region	Each Area

Georgia:
Atlanta Area	14
Total Georgia	14

Alabama:
Birmingham Area	6
Montgomery	4
Mobile	2
Other Areas	1
Total Alabama	13

California:
Sacramento	8
Total California	8

Tennessee:
Memphis	8
Total Tennessee	8

Nevada:
Las Vegas	4
Total Nevada	4

Louisiana:
New Orleans Area	2
Other Areas	1
Total Louisiana	3

Mississippi:
Jackson	2
Other Areas	1
Total Mississippi	3

North Carolina:
Raleigh-Durham Area	3
Total North Carolina	3

Arkansas:
West Helena	1
Total Arkansas	1

Total Company	334
===

In addition to its store locations, the Company owns its 27,400 square foot corporate offices located in Austin, Texas and leases certain warehouse facilities. The Company also leases approximately 8,100 square feet for its Central Jewelry Processing Center under a five-year lease agreement with one five-year option to renew.

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

Fiscal 1999, the Company was the nominal defendant in a lawsuit filed July 18, 1997 by a holder of 39 shares of Company stock styled for the benefit of the Company against certain directors of the Company in the Castle County Court of Chancery in the State of Delaware. The suit alleged that the defendants breached their fiduciary duties to the Company in approving certain management incentive compensation arrangements and an affiliate's financial advisory services contract with the Company. The suit sought rescission of the subject agreements, unspecified damages and expenses, including plaintiff's legal fees. On December 16, 1998, the plaintiff filed a Stipulation and Order of Dismissal with the Court, stipulating that the lawsuit would be dismissed with prejudice to the plaintiff. The court approved the Stipulation and Order of Dismissal on December 18, 1998, thereby dismissing the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The Nasdaq Stock Market under the symbol EZPW. As of December 1, 1999, there were 217 stockholders of record of the Company's Class A Non-voting Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of December 1, 1999, such stock was held by one stockholder of record.

The high and low per share price for the Company's Class A Common Stock for the past two fiscal years, as reported by The Nasdaq Stock Market, were as follows:

		High	Low
Fiscal 1998:
	First quarter ended December 31, 1997	$ 13.50	$ 10.00
	Second quarter ended March 31, 1998	12.13	9.88
	Third quarter ended June 30, 1998	12.38	10.25
	Fourth quarter ended September 30, 1998	12.00	6.75

Fiscal 1999:
	First quarter ended December 31, 1998	$ 9.65	$ 7.31
	Second quarter ended March 31, 1999	8.42	6.82
	Third quarter ended June 30, 1999	7.83	6.45
	Fourth quarter ended September 30, 1999	6.83	4.67

As of December 1, 1999, the Company's Class A Common Stock closed at $3.81 per share.

The Company's restated certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid share and share alike on the Class A Common Stock and the Class B Common Stock. On July 27, 1998, the Board of Directors approved an annual cash dividend of $0.05 per share payable quarterly on both the Class A Common Stock and the Class B Common Stock.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:

Selected Financial Data

	Fiscal Years Ended September 30
	1995	1996	1997	1998	1999
	(Amounts in thousands, except per share and store figures)
Operating Data:
Sales (1)	$115,220	$103,511	$101,454	$112,307	$130,077
Pawn service charges	74,254	70,115	78,845	85,087	101,892
Total revenues (1)	189,474	173,626	180,299	197,394	231,969
Cost of goods sold (1)	113,227	88,953	84,468	94,084	113,824
Net revenues	76,247	84,673	95,831	103,310	118,145
Store operating expenses	74,417	58,969	60,735	66,742	81,963
Corporate administrative expenses	15,406	10,712	13,320	12,810	14,655
Depreciation and amortization	7,352	7,573	7,616	7,596	9,435
Interest Expense	3,059	1,884	982	1,398	3,691
Equity in net income of unconsolidated
Affiliate	-	-	-	(95)	(304)
Income (loss) before income taxes	(23,987)	5,535	13,178	14,859	8,705
Income tax expense (benefit)	(8,138)	1,992	4,745	5,646	3,220
Net income (loss)	$(15,849) =======	$ 3,543 ======	$ 8,433 ======	$ 9,213 ======	$ 5,485 ======

Earnings (loss) per common share, diluted	$ (1.32)	$ 0.30	$ 0.70	$ 0.77	$ 0.46

Cash dividends per common share	$ -	$ -	$ -	$0.0125	$ 0.05

Weighted average common shares and
share equivalents-diluted	11,977	11,988	12,002	12,014	12,008

Stores operated at end of period	261	246	249	286	331

September 30
1995	1996	1997	1998	1999
Balance Sheet Data:
Pawn loans	$ 39,782	$ 34,636	$ 42,837	$ 49,632	$ 53,940
Inventory	41,575	35,834	39,258	44,011	58,241
Working capital	94,916	76,158	89,451	104,648	125,575
Total assets	164,588	140,366	151,051	189,911	234,077
Long-term debt, net	42,916	16,244	19,133	48,123	83,112
Stockholders' equity	109,375	112,991	121,4610	130,554	135,685

(1) Sales from scrap and wholesale activities were reclassified from cost of goods sold to sales in the 1995 operating data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis compares the results of operations for the 12 month periods ending September 30, 1999, 1998, and 1997 (designated as "Fiscal 1999", "Fiscal 1998", and "Fiscal 1997"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying financial statements and related notes.

Summary Financial Data

	Fiscal Years Ended September 30
	1997	1998	1999
	(Dollars in thousands, except as indicated)
Net Revenues:
Sales	$ 101,454	$ 112,307	$ 130,077
Pawn service charges	78,845	85,087	101,892
Total revenues	180,299	197,394	231,969
Cost of sales	84,468	94,084	113,824
Net revenues	$ 95,831	$ 103,310	$ 118,145
	=======	=======	=======
Other Data:
Gross margin	16.7%	16.2%	12.5%
Average annual inventory turnover	2.4x	2.4x	2.3x
Average inventory per location at year end	$158	$154	$176
Average loan balance per location at year end	$172	$174	$163
Average pawn loan at year end (whole dollars)	$73	$71	$69
Average yield on loan portfolio	211%	207%	208%
Redemption rate	78%	78%	76%

Expenses and income as a percentage of total revenue (%):
Store operating	33.7	33.8	35.3
Administrative	7.4	6.5	6.2
Depreciation and amortization	4.2	3.8	4.1
Interest	0.5	0.7	1.6
Income before income taxes	7.3	7.5	3.8
Net income	4.7	4.7	2.4

Stores in operation:
Beginning of year	246	249	286
Acquired	-	3	4
New openings	5	35	43
Sold, combined, or closed	(2)	(1)	(2)
End of year	249	286	331
Average number of locations during the year(1)	248	268	309

______________

(1) Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of such period.

Results of Operations

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For Fiscal 1999, pawn service charge revenue increased $16.8 million from Fiscal 1998 to $101.9 million as a result of an increase in same store pawn service charge revenue ($10.8 million) and pawn service charge revenue from new stores not opened the full 12 month period ($6.0 million). At September 30, 1999, same store pawn loan balances were 3% above September 30, 1998 and the annualized yield for all stores increased by one percentage point to 208%.

For Fiscal 1998, pawn service charge revenue increased $6.2 million from Fiscal 1997 to $85.1 million as a result of an increase in same store pawn service charge revenue ($3.5 million) and pawn service charge revenue from new stores not open the full 12 month period ($2.8 million), reduced by stores which were closed ($0.1 million). At September 30, 1998, same store pawn loan balances were 9% above September 30, 1997 and the annualized yield for all stores decreased by four percentage points to 207% primarily as a result of a mix shift to lower yielding loans.

A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For Fiscal 1999, merchandise sales increased approximately $17.8 million from Fiscal 1998 to $130.1 million. Increases in same store merchandise sales ($6.7 million), new stores sales ($10.6 million), wholesale jewelry sales ($0.3 million), and other revenues ($0.6 million) were offset by merchandise sales of the closed stores ($0.4 million). Same store sales for Fiscal 1999 increased 6.1% from Fiscal 1998.

For Fiscal 1998, merchandise sales increased approximately $10.9 million from Fiscal 1997 to $112.3 million. An increase in same store merchandise sales ($7.8 million), and new store sales ($3.8 million) were offset by merchandise sales of the closed stores ($0.2 million), and a decrease in wholesale jewelry sales ($0.5 million). Same store merchandise sales were up 8% compared to Fiscal 1997.

The Company's gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality, and age of its inventory. At September 30, 1999, 1998 and 1997, the Company's inventories consisted of approximately 62%, 60%, and 63% jewelry (e.g., ladies' and men's rings, chains, bracelets, etc.) and 38%, 40%, and 37% general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, etc.). At September 30, 1999, 1998 and 1997, approximately 87%, 88%, and 87% of the jewelry inventory was less than 12 months old based on the Company's date of acquisition (date of forfeiture for collateral or date of purchase) as was approximately 94%, 96%, and 96% of the general merchandise inventory.

For Fiscal 1999, gross margins decreased 3.7% percentage points from Fiscal 1998 to 12.5%. Of the total decrease, 3.2 percentage points were attributable to a decline in margins on merchandise sales and 0.5 of a percentage point were attributable to an increase in inventory shrinkage. During 1999, the Company reduced its merchandise pricing and loan guidelines in response to a reduction in competitive retail prices, primarily in jewelry and electronics. As a result of the impact these market changes had on the business, the Company increased its inventory valuation reserve by $1.5 million, with a corresponding net charge to cost of goods sold, accounting for 1.1 percentage points of the 3.2 percentage point decrease in gross margins on merchandise sales. The remaining 2.1 percentage point decrease in gross margins on merchandise sales was largely the result of the retail price reductions. In addition, an increase of 0.5 of a percentage point in inventory shrinkage when measured as a percent of merchandise sales, increasing inventory shrinkage to 1.8%, further contributed to the lower total gross margin. The Company believes that higher employee turnover in some of its markets may have contributed to the higher inventory shrinkage.

As a result of the reduction in competitive prices discussed above, the Company's loan customers changed their perceived value of collateral relative to the Company's loan amount. The result on the Company's business was a decline in loan redemption rates from 78% in Fiscal 1997 and Fiscal 1998 to 76% in Fiscal 1999. This decrease in redemption rate coupled with loan growth contributed to an increase in inventory created through loan forfeitures that exceeded merchandise sales growth. Consequently, per store inventory levels increased to $176,000 in Fiscal 1999 from $154,000 in Fiscal 1998. The Company's reaction to these market changes and inventory growth was to reduce its loan amount and retail prices on certain categories of merchandise. The Company believes that these changes will slow loan growth and reduce gross margins on merchandise sales in future periods relative to the prior year period.

For Fiscal 1998, gross margins decreased 0.5 of a percentage point from Fiscal 1997 to 16.2% as a result of a decline in margins on merchandise sales (1.1 percentage points), a reduction in inventory shrinkage when measured as a percentage of merchandise sales (down 0.1 of a percentage point to approximately 1.3%), and improved gross profit on wholesale and scrap jewelry sales (an increase of 0.5 of a percentage point).

In Fiscal 1999, operating expenses as a percent of total revenues increased 1.5 percentage points from Fiscal 1998 to 35.3%, primarily as a result of new store openings. Exclusive of stores opened in the past two years, operating expenses decreased from 33.8% in Fiscal 1998 to 32.6% of total revenues in Fiscal 1999. Newer stores generally have a higher level of operating expense relative to revenues than do mature stores. Administrative expenses decreased 0.2 of a percentage point from Fiscal 1998 to 6.3% primarily as a result of the economies realized from the 17.5% total revenue increase.

In Fiscal 1998, operating expenses as a percentage of total revenues increased 0.1 of a percentage point from Fiscal 1997 to 33.8% primarily as a result of increased new store openings. Administrative expenses decreased 0.9 of a percentage point from Fiscal 1997 to 6.5% primarily as a result of the economies realized from 9.5% revenue growth and a reduction in management bonuses earned in Fiscal 1998 compared to Fiscal 1997.

Depreciation and amortization expense, when measured as a percent of total revenue, increased to 4.1% in Fiscal 1999 from 3.8% in Fiscal 1998. The increase is a net effect of greater revenues and an increase in depreciation and amortization expense. Depreciation and amortization expense increased primarily due to investments made in new stores, and the Company's information systems. In Fiscal 1998, depreciation and amortization expense declined to 3.8% from 4.2% in Fiscal 1997. The decline was a combined effect of greater revenues and an absolute decline in depreciation and amortization, as the impact of assets becoming fully depreciated during the year outweighed the impact of asset additions.

In Fiscal 1999, interest expense increased $2.3 million to $3.7 million. In Fiscal 1998, interest expense increased to $1.4 million from $1.0 million in Fiscal 1997. The increased interest expense in each year was due largely to increased average debt balances resulting from additional borrowings to fund new store expansion.

Income tax expense for Fiscal 1999 was $3.2 million (37% of pretax income) compared to $5.6 million (38% of pretax income) for Fiscal 1998 and $4.7 million (36% of pretax income) for Fiscal 1997. The effective tax rate variances were due to changes in effective state income taxes in some states in which the Company operates.

Net income for Fiscal 1999 was $5.5 million compared to net income of $9.2 million for Fiscal 1998. The decrease in net income results primarily from lower gross margins on merchandise sales, and higher operating and interest expenses. Net income for Fiscal 1998 was $9.2 million compared to net income of $8.4 million for Fiscal 1997. The improvement in net income resulted primarily from higher pawn service charge revenues and increased gross profit from merchandise sales, partially offset by higher operating costs.

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

The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be affected by the Year 2000. The completed assessment indicated that the only information technology system affected was the Company's store level point of sale system. For this exposure, the Company has completed the assessment, remediation, testing, and implementation phases. In addition, the Company has reviewed and continues to monitor the Year 2000 preparedness of third parties with which it transacts business. The Company is not aware of any third party with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that all third parties will be Year 2000 ready.

The company utilized internal resources to reprogram, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project was less than $100,000 and was funded by operating cash flows. These costs were expensed as incurred.

The Company's management believes it has effectively resolved the Year 2000 Issue. If unexpected issues arise, the Company may not be able to process customer transactions which could have a material impact on the operations of the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. As a contingency plan, the Company has developed and distributed to each of its locations an operating package which would allow each location to operate in a manual environment.

Liquidity and Capital Resources

Net cash provided by operating activities in Fiscal 1999 declined to $0.6 million compared to $10.8 million provided in Fiscal 1998, primarily due to a $14.1 million increase in the Company's inventory, partially offset by smaller changes in other working capital accounts. Net cash provided by operating activities in Fiscal 1998 was $10.8 million compared to $10.4 million provided in Fiscal 1997. Improved operating results offset by increases in inventories and pawn service charges receivable were the main factors for the increased cash provided by operating activities.

In Fiscal 1999, the Company invested $4.0 million in pawn loans, $25.8 million in property, plant, and equipment, primarily for new stores, $1.8 million in Albemarle and Bond Holdings plc, an unconsolidated affiliate of the Company, and $1.8 million to acquire four pawn stores. These investments, the payment of $0.6 million in dividends, and a $1.6 million increase in cash balances were funded by a net $35.0 million increase in bank borrowings and the $0.6 million provided by operating activities.

The Company plans to slow its store expansion in fiscal 2000 and open approximately 10 new stores. During fiscal 2000, the Company plans to complete a sale-leaseback transaction of some of its owned properties. The Company anticipates that cash flow from operations, funds available under its existing bank line of credit, and proceeds from the sale-leaseback transaction will be adequate to fund planned capital expenditures and working capital requirements during the coming year. However, there can be no assurance that the Company's planned sale/leaseback transaction will be completed or that the Company's cash flow from operating activities, and funds available under the line of credit will be adequate for these expenditures.

On December 10, 1998, the company completed a new $110 million syndicated credit facility and amended this facility (the "First Amendment") on September 29, 1999. The First Amendment increased the leverage ratio covenant for the fiscal quarters ending September 30, 1999 and December 31, 1999 and provided for a decrease in the fixed charge coverage covenant in the quarter that the planned sale-leaseback transaction is completed and the following quarter. The new credit facility as amended is unsecured and matures December 3, 2001. Terms of the credit agreement require, among other things, that the Company meet certain financial covenants. The outstanding balance under the facility bears interest, payable monthly, at the agent bank's Prime Rate or Eurodollar rate plus 87.5 to 175 basis points, depending on certain performance criteria. In addition, the Company pays an unused commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. At December 1, 1999, the Company had $85 million outstanding on the line of credit.

Seasonality

Historically, pawn service charge revenues are highest in the Company's fiscal fourth quarter (July, August, and September) due to higher loan demand during the summer months and merchandise sales are highest in the Company's first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

Forward-Looking Information

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yields on loan portfolios, redemption rates, labor and employment matters, competition, operating risk, acquisition, and expansion risk, liquidity, and capital requirements and the effect of government and environmental regulations, and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at September 30, 1999 is comprised of variable-rate debt instruments. If interest rates average 25 basis points more in 2000 than they did in 1999, the Company's annual interest expense would be increased by approximately $210,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at September 30, 1999.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the strengthening in the U.K. pound during Fiscal 1999 was approximately $174,000. On December 1, 1999, the U.K. pound closed at 0.6253 to 1.00 U.S. dollar, an increase from 0.6076 at September 30, 1999. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements
Page
Report of Independent Auditors	26

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 1998 and 1999	27

Consolidated Statements of Operations for each of the Three Fiscal Years Ended September 30, 1999	28

Consolidated Statements of Cash Flows for each of the Three Fiscal Years Ended September 30, 1999	29

Consolidated Statements of Stockholders' Equity for each of the Three Fiscal Years Ended September 30, 1999	30

Notes to Consolidated Financial Statements	31

Report of Independent Auditors

Board of Directors

EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Austin, Texas

November 12, 1999

Consolidated Balance Sheets
		September 30
		1998	1999
Assets:		(In thousands)
	Current assets:
	Cash and cash equivalents	$ 1,328	$ 2,899
	Pawn loans	49,632	53,940
	Service charges receivable	14,843	16,671
	Inventory, net	44,011	58,241
	Deferred tax asset	1,882	1,824
	Federal income tax receivable	840	1,695
	Prepaid expenses and other assets	3,170	3,787
	Total current assets	115,706	139,057

	Investment in unconsolidated affiliate	10,909	13,195
	Property and equipment, net	43,666	60,608
	Other Assets:
	Goodwill, net	13,605	13,868
	Notes receivable from related parties	3,000	3,000
	Other assets, net	3,025	4,349
	Total assets	$ 189,911 ========	$ 234,077 ========
Liabilities and Stockholders' Equity
	Current liabilities:
	Current maturities of long-term debt	$ 10	$ 11
	Accounts payable and other accrued expenses	8,874	11,049
	Customer layaway deposits	2,174	2,422
	Total current liabilities	11,058	13,482

	Long-term debt, less current maturities	48,123	83,112
	Deferred tax liability	24	1,696
	Other long-term liabilities	152	102
	Total long-term liabilities	48,299	84,910
	Commitments and contingencies
	Stockholders' equity:
	Preferred Stock, par value $.01 per share; Authorized 5,000,000 shares; none issued and outstanding	-	-
	Class A Non-voting Common Stock, par value $.01 per share;	108	108
	Authorized 40,000,000 shares; 10,820,574 issue and 10,811,541 outstanding in 1998; 10,831,043 issued and 10,822,010 outstanding in 1999
	Class B Voting Common Stock, convertible, par value $.01 Per share; Authorized 1,198,990 shares; 1,190,057 Issued and outstanding	12	12
	Additional paid-in capital	114,398	114,470
	Retained earnings	16,830	21,715
		131,348	136,305
	Treasury stock (9,033 shares)	(35)	(35)
	Receivable from stockholder	(729)	(729)
	Accumulated other comprehensive income	(30)	144
	Total stockholder's equity	130,554	135,685
	Total liabilities and stockholders' equity	$ 189,911 ========	$ 234,077 ========

See notes to consolidated financial statements.

Consolidated Statements of Operations

Years Ended September 30,
1997	1998	1999
(In thousands, except per share amounts)
Revenues:
Sales	$ 101,454	$ 112,307	$ 130,077
Pawn service charges	78,845	85,087	101,892
Total revenues	180,299	197,394	231,969

Costs of goods sold	84,468	94,084	113,824
Net revenues	95,831	103,310	118,145

Operating Expenses
Operations	60,735	66,742	81,963
Administrative	13,320	12,810	14,655
Depreciation	6,761	6,895	8,503
Amortization	855	701	932
Total operating expenses	81,671	87,148	106,053
Operating income
Operating income	14,160	16,162	12,092
Interest expense, net
Interest expense, net Equity in net income of unconsolidated affiliate	982	1,398	3,691
Equity in net income of unconsolidated affiliate	-	(95)	(304)
Income before income taxes
Income before income taxes	13,178	14,859	8,705
Income tax expense
Income tax expense	4,745	5,646	3,220
Net income
Net income	$ 8,433	$ 9,213	$ 5,485
Basic and diluted earnings per share	========	========	========
Basic and diluted earnings per share	$ 0.70	$ 0.77	$ 0.46
Weighted average shares outstanding	========	========	========
Weighted average shares outstanding Basic
Basic	11,995	11,999	12,004
Diluted	12,002	12,014	12,008

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended September 30,
1997	1998	1999
(In thousands)
Operating Activities:
Net income	$ 8,433	$ 9,213	$ 5,485
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	7,616	7,596	9,435
Net (gain)/loss on sale or disposal of assets	520	(32)	269
Income from investment in unconsolidated affiliate	-	(95)	(304)
Changes in operating assets and liabilities:
Service charges receivable	(2,868)	(1,575)	(1,828)
Inventory	(3,424)	(4,303)	(14,080)
Notes receivable related parties	(2)	33	-
Prepaid expenses and other assets	862	(1,689)	(1,727)
Accounts payable and accrued expenses	(431)	1,169	2,247
Customer layaway deposits	(62)	251	244
Other long-term liabilities	-	152	(50)
Federal income taxes payable	19	(819)	-
Deferred taxes	(279)	1,761	1,730
Income taxes recoverable	-	(840)	(855)
Net cash provided by operating activities	10,384	10,822	566

Investing Activities:
Pawn loans forfeited and transferred to inventory	53,272	60,297	77,908
Pawn loans made	(170,379)	(180,894)	(208,201)
Pawn loans repaid	108,906	114,429	126,311
	(8,201)	(6,168)	(3,982)
Additions to property, plant and equipment	(5,505)	(17,830)	(25,793)
Acquisitions, net of cash acquired	-	(3,600)	(1,802)
Purchase of pawn related assets	-	(925)	-
Investment in unconsolidated affiliate	-	(10,844)	(1,808)
Proceeds from sale of assets	6	203	-
Net cash used in investing activities	(13,700)	(39,164)	(33,385)

Financing Activities:
Proceeds from bank borrowings	15,000	48,000	52,000
Payments on bank borrowings	(12,274)	(19,009)	(17,010)
Payment of dividends	-	(150)	(600)
Net cash provided by financing activities	2,726	28,841	34,390
Change in cash and equivalents	(590)	499	1,571
Cash and equivalents at beginning of period	1,419	829	1,328
Cash and equivalents at end of period	$ 829 ========	$ 1,328 ========	$ 2,899 ========
Cash paid during the periods for:
Interest	$ 1,237	$ 1,850	$ 3,911
Income taxes	$ 5,006	$ 5,934	$ 2,325
Non-cash investing and financing activities:
Issuance of common stock to 401(k) plan	$ 37	$ 60	$ 72
Accumulated foreign currency translation adjustment	$ -	$ (30)	$ 174
Receivable from insurer for loss of fixed asset	$ -	$ -	$ 79

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Common Stock Shares Par Value		Add'l Paid In Capital	Retained Earnings/ (Deficit)	Treasury Stock	Receivable From Stockholder	Accumulated Other Comprehensive Income		Total
		(In thousands)

Balances at September 30, 1996	11,999	$ 120	$ 114,301	$ (666)	$ (35)	$ (729)	-	$ 112,991

Issuance of common stock to
401(k) plan	5	-	37	-	-	-	-	37
Net income	-	-	-	8,433	-	-	-	8,433
Total comprehensive income	-	-	-	-	-	-	-	8,433
Balances at September 30, 1997	12,004	120	114,338	7,767	(35)	(729)	-	121,461

Issuance of common stock to
401(k) plan	7	-	60	-	-	-	-	60
Payment of dividends	-	-	-	(150)	-	-	-	(150)
Foreign currency translation Adjustment	-	-	-	-	-	-	(30)	(30)
Net income	-	-	-	9,213	-	-	-	9,213
Total comprehensive income	-	-	-	-	-	-	-	9,183
Balances at September 30, 1998	12,011	120	114,398	16,830	(35)	(729)	(30)	130,554

Issuance of common stock to
401(k) plan	10	-	72	-	-	-	-	72
Payment of dividends	-	-	-	(600)	-	-	-	(600)
Foreign currency translation Adjustment	-	-	-	-	-	-	174	174
Net income	-	-	-	5,485	-	-	-	5,485
Total comprehensive income	-	-	-	-	-	-	-	5,659
Balances at September 30, 1999	12,021	$ 120	$ 114,470	$ 21,715	$ (35)	$ (729)	$ 144	$ 135,685

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Organization and Summary of Significant Accounting Policies

Organization: The Company is primarily engaged in establishing, acquiring, and operating pawnshops. As of September 30, 1999, the Company operated 331 locations in 14 states. The pawnshops function as sources of customer credit and as specialty retailers primarily of previously owned merchandise.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 29.86% interest in Albemarle & Bond Holdings, plc ("A&B") using the equity method.

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

Concentrations of Credit Risk: Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. As a result, the Company believes it has very little credit risk.

Cash and Cash Equivalents: The Company considers investments with maturities of 90 days or less when purchased to be cash equivalents.

Inventory: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited loans, merchandise purchased from customers, merchandise acquired from the acquisition of other pawnshops, and new merchandise purchased from vendors. The Company provides an allowance for shrinkage and valuation based on management's evaluation of the age, condition, and salability of the merchandise. The valuation allowance deducted from the carrying value of inventory amounted to $6,817,000 and $8,313,000 at September 30, 1998 and 1999, respectively.

Software Development Costs: The Company accounts for software development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 1998 and 1999, approximately $5,150,000 and $5,393,000, respectively, of costs were capitalized in connection with the development of internal software systems. Included in these amounts are $230,000 and $285,000 of capitalized interest in 1998 and 1999, respectively. Capitalized costs are amortized over the estimated useful lives of each system when complete and ready for its intended use.

Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected and the related merchandise has been delivered to the customer.

Property and Equipment: Property and equipment are stated at cost. Provisions for depreciation are computed on a straight line basis using estimated useful lives of 30 years for buildings and 5 to 10 years for furniture, equipment, leasehold improvements, and software development costs.

Intangible Assets: Intangible assets consist primarily of excess purchase price over net assets acquired in acquisitions. Excess cost over fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 20 to 40 years (the expected period of benefit). Accumulated amortization of goodwill was approximately $6,217,000 and $6,811,000 at September 30, 1998 and 1999, respectively. Accumulated amortization of all other intangible assets was approximately $6,553,000 and $6,795,000 at September 30, 1998 and 1999, respectively.

Long-Lived Assets: Long-lived assets (i.e., property, equipment, and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss would be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss, if any, would be measured as the difference between the net book value and the estimated fair value of the related assets.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short term nature.

Foreign Currency Translation: The Company's equity investment in A&B is translated into U.S. dollars at the exchange rate as of A&B's balance sheet date (June 30). The related interest in A&B's net income is translated at the average exchange rate for each six month period reported by A&B. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

Advertising: Advertising costs are expensed as incurred. Advertising expense was approximately $1,267,000, $1,208,000, and $1,467,000 for the fiscal years ended September 30, 1997, 1998, and 1999, respectively.

Income Taxes: The Company files a consolidated return with its wholly owned subsidiaries. Deferred taxes are recorded based on the liability method and result primarily from differences in the timing of the recognition of certain revenue and expense items for federal income tax purposes and financial reporting purposes.

Stock-Based Compensation: The Company accounts for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS 123 been adopted. These pro forma disclosures are effective for option grants in fiscal years 1996 and after. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option pricing model and has determined the pro forma impact on net income. See Note G, Common Stock, Warrants, and Options.

Segments: The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999. The adoption of SFAS 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such difference may be material.

Reclassifications: Certain prior year financial statement balances have been reclassified to conform with the 1999 presentation.

Derivative Instruments and Hedging Activities: In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as deferred by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management of the Company does not anticipate that the adoption of the new Statement will have an effect on results of operations or the financial position of the Company.

Note B: Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

Years Ended September 30,
1997	1998	1999
(In thousands)
Numerator
Numerator for basic and diluted earnings per share: net income	$ 8,433	$ 9,213	$ 5,485
	========	=======	=======
Denominator
Denominator for basic earnings per share: weighted average shares	11,995	11,999	12,004
Effect of dilutive securities:
Employee stock options	-	3	-
Warrants	7	12	4
Dilutive potential common shares	7	15	4

Denominator for diluted earnings per share: adjusted weighted average shares and assumed conversions	12,002	12,014	12,008
	=======	=======	=======
Basic and diluted earnings per share	$ 0.70	$ 0.77	$ 0.46
	=======	=======	=======

For the 12 months ended September 30, 1999, options to purchase 1,534,763 weighted average shares of common stock at an average price of $11.30 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

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

Note C: Acquisition of Pawn Stores and Purchase of Pawn Related Assets

During the fiscal years ended September 30, 1998 and 1999, the Company paid approximately $4.5 million and $1.8 million, respectively, for the acquisition of pawn stores and the purchase of certain pawn related assets. The purchase price for the acquisitions was funded primarily from an existing bank line of credit. These acquisitions have been accounted for under the purchase method of accounting. The operating results of the acquired locations have been included in the Company's consolidated results of operations since their respective purchase dates. Excess of cost over the fair value of the assets acquired of approximately $1,538,000 and $629,000 in 1998 and 1999, respectively, is being amortized on a straight-line basis over periods ranging from 20 to 40 years.

There were no acquisitions during the fiscal year ended September 30, 1997.

Since none of these acquisitions are material to the results of operations or financial position of the Company (individually or collectively) no pro forma results have been presented.

On March 28, 1998, the Company acquired 29.99% of the common shares of Albemarle & Bond Holdings, plc ("A&B") for approximately $10.8 million. On October 16, 1998, the Company acquired an additional 1,896,666 newly issued common shares of A&B for approximately $2 million. Following this purchase the Company owns 13,276,666 common shares of A&B, or approximately 29.86% of the total outstanding shares. A&B is primarily engaged in pawnbroking, retail jewelry sales and check cashing in England and Wales. The excess of the purchase price over the fair market value of net assets acquired of approximately $9.0 million is being amortized over 20 years. Summarized financial information for this equity investment is not presented since the investment is not material in relation to the financial position or results of operations of the Company. The acquisition is accounted for using the equity method. Since A&B's fiscal year ends June 30, the income reported by the Company for its investment in A&B is on a three month lag. The income reported for the Company's fiscal year end of September 30 represents its percentage interest in the results of A&B's operations, reduced by the amortization of the excess purchase price over fair market value, from April 1 to June 30, 1998 and from July 1, 1998 to June 30, 1999 for Fiscal 1998 and Fiscal 1999, respectively. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at September 30, 1999, the market value of this investment was approximately $9.8 million, based on the closing market price on that date.

Note D: Property and Equipment

Major classifications of property and equipment were as follows:

September 30,
1998	1999
(In thousands)

Land	$ 2,110	$ 5,125
Buildings and improvements	35,424	44,580
Furniture and equipment	29,865	35,863
Software	3,310	4,770
Construction in progress	2,482	7,823
Total	73,191	98,161

Less accumulated depreciation	(29,525)	(37,553)

	$ 43,666	$ 60,608
	=======	=======

Note E: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:
September 30,
1998	1999
(In thousands)

Trade accounts payable	$ 3,252	$ 4,694
Accrued payroll and related expenses	2,479	3,119
Other accrued expenses	3,143	3,236
	$ 8,874	$ 11,049
	========	========

Note F: Long-Term Debt

Long-term debt consisted of:
	September 30,
	1998	1999
	(In thousands)
Note payable to bank under $110 million line of credit agreement dated December 10, 1998, as amended on September 29, 1999; interest on used portion payable monthly at prime rate or the bank's Eurodollar rate plus 0.875% to 1.75% (6.5625% at September 30, 1999); annual commitment fee of 0.25% of the unused portion payable in quarterly installments; principal due December 3, 2001.	$ -	$ 83,000

Note payable to bank under $50 million line of credit agreement amended as of May 1997; retired with proceeds of $110 million line of credit agreement date December 10, 1998.	48,000	-

Other	133	123
	48,133	83,123
Less current maturities	10	11
	$ 48,123	$ 83,112
	========	========

On December 10, 1998, the company completed a new $110 million syndicated credit facility and amended this facility (the "First Amendment") on September 29, 1999. The First Amendment increased the leverage ratio covenant for the fiscal quarters ending September 30, 1999 and December 31, 1999 and provided for a decrease in the fixed charge coverage covenant in the quarter that a planned sale-leaseback transaction is completed and the following quarter. The new credit facility as amended is unsecured and matures December 3, 2001. Terms of the credit agreement require, among other things, that the Company meet certain financial covenants. The outstanding balance under the facility bears interest, payable monthly, at the agent bank's Prime Rate or Eurodollar rate plus 87.5 to 175 basis points, depending on certain performance criteria. In addition, the Company pays an unused commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. The Company has a $691,300 letter of credit with a bank group as required by a legal agreement relating to certain insurance policies.

Note G: Common Stock, Warrants, and Options

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

At September 30, 1999, warrants to purchase 23,579 shares of Class A Non-voting Common Stock and 4,074 shares of Class B Voting Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.

The Company has an Incentive Stock Option Plan (the "1991 Plan") under which options to purchase Class A Non-voting Common Stock may be granted to employees. Options granted under the 1991 Plan are generally granted at exercise prices equal to or greater than the fair market value of the Class A Common Stock on the date of grant. The options vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. In October 1994, the Board of Directors increased the number of shares available under the 1991 Plan to 1,800,000 and amended the 1991 Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 1999, the Company had 582,273 options outstanding (options granted less options canceled due to employee termination), under the 1991 Plan, at exercise prices ranging from $11.00 to $21.75 and a weighted average remaining contractual life of 5.1 years. Of these options, 482,463 are vested with a weighted average exercise price of $13.35 per share and none have been exercised. A summary of 1991 Plan activity for each of the three fiscal years ended September 30, 1997, 1998 and 1999 follows:

Stock Option Plans
	Number of Shares	Price Range of Shares	Weighted Average

Outstanding at September 30, 1996	643,647	$ 8.75 - $ 21.75	$ 13.24
Granted	24,313	$ 12.75	$ 12.75
Canceled	(105,955)	$ 8.75 - $ 21.75	$ 11.97
Exercised	-	-	-
Outstanding at September 30, 1997	562,005	$ 8.75 - $ 21.75	$ 13.46
Granted	138,250	$ 12.00 - $ 12.50	$ 12.05
Canceled	(52,745)	$ 8.75 - $ 21.75	$ 12.91
Exercised	-	-	-
Outstanding at September 30, 1998	647,510	$ 8.75 - $ 21.75	$ 13.20
Granted	-	-	-
Canceled	(65,237)	$ 8.75 - $ 21.75	$ 12.14
Exercised	-	-	-
Outstanding at September 30, 1999	582,273	$ 11.00 - $ 21.75	$ 13.32

Range of Options Outstanding
Weighted	Exercisable
Weighted	Average	Shares
Number of	Average	Remaining	Weighted
Range of	Shares	Exercise	Contractual	Avg. Exer.
Exercise Prices	Outstanding	Price	Life (years)	Exercisable	Price

$ 11.00 - $ 12.75	178,373	$ 12.22	6.2	79,723	$ 12.30
$ 13.00 - $ 14.50	380,900	$ 13.33	4.8	379,740	$ 13.33
$ 21.75 - $ 21.75	23,000	$ 21.75	3.2	23,000	$ 21.75
$ 11.00 - $ 21.75	582,273	$ 13.32	5.1	482,463	$ 13.56

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan, which provides for stock option awards of up to 1,275,000 of the Company's Class A Non-voting Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. The Board granted stock options totaling 1,023,000 at an exercise price of $10 per share. The majority of the options vest at the end of 119 months but are subject to early vesting from November 5, 1999 to November 5, 2005 if the Company meets certain earnings per share targets. The options have a contractual life of ten years. Total options available for grant at September 30, 1999 was 227,000.

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
Earnings Per Share for Fiscal Year
	1999	2000	2001	2002	2003	2004	2005

Targeted EPS for Tranche A Options	$ 0.85	$ 1.05	$ 1.30	$ 1.60	$ 2.00	$ 2.50	$ 3.10
Targeted EPS for Tranche B Options	$ 0.85	$ 1.06	$ 1.43	$ 1.92	$ 2.46	$ 3.06	$ 3.66
Targeted EPS for Tranche C Options	$ 3.00	$ 3.00	$ 3.00	$ 3.00	$ 3.00	$ 3.00	$ 3.00

	Percent Vested if Targets Met for Fiscal Year
	1999	2000	2001	2002	2003	2004	2005

Applicable percentage	10%	10%	15%	15%	20%	20%	10%
Amount for Tranche A and Tranche B

Applicable percentage	100%	100%	100%	100%	100%	100%	100%
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

As of September 30, 1999, the Company had 1,025,000 options outstanding (options granted less options canceled due to employee termination) at an exercise price of $10.00 and a weighted average exercise price of $10.00 per share and none have been exercised. A summary of 1998 Incentive Plan activity for the fiscal year ended September 30, 1999 follows:
Stock Option Plans

	Number of Shares	Price Range of Shares	Weighted Average
Outstanding at September 30, 1998	-	$ -	$ -
Granted	1,048,000	10.00	10.00
Canceled	(23,000)	10.00	10.00
Exercised	-	-	-
Outstanding at September 30, 1999	1,025,000	$ 10.00	$ 10.00

None of the options granted under the 1998 Incentive Plan has vested as of September 30, 1999. The weighted average contractual life of these options is 9.12 years at September 30, 1999.

The above-described options are also subject to accelerated vesting upon a change of control of the Company, as described in the 1998 Plan.

In accordance with SFAS 123, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended September 30, 1998 and 1999, respectively:
	September 30,
	1998	1999

Risk-free interest rate	5.74%	4.45%
Dividend yield	0%	0%
Volatility factor of the expected market price of the
Company's common stock	0.419	0.410
Expected life of the options	5 years	5-10 years

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
	1997	1998	1999

Net income, as reported	$ 8,433	$ 9,213	$ 5,485
Less: pro forma compensation expense	10	110	558
Net income, pro forma	$ 8,423	$ 9,103	$ 4,927

Basic earnings per share, pro forma	$ 0.70	$ 0.76	$ 0.41

Diluted earnings per share, pro forma	$ 0.70	$ 0.76	$ 0.41

Shares of reserved common stock at September 30, 1999, were as follows:

	Class A	Class B

Stock option plan	1,275,000	-
Stock warrants	23,579	4,106
401(k) plan	100,000	-
Conversion of Class B Voting Stock	1,198,990	-
	2,597,569	4,106
	=========	=========

Note H: Income Taxes

The income tax provision consisted of:

	Years Ended September 30,
	1997	1998	1999
	(In thousands)
Current
Federal	$ 4,906	$ 3,586	$ 1,419
State	118	298	71
	5,024	3,884	1,490
Deferred
Federal	(279)	1,762	1,730
State	-	-	-
	$ 4,745	$ 5,646	$ 3,220
	=======	=======	=======

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes is as follows:

	Years Ended September 30,
	1997	1998	1999
	(In thousands)

Income taxes at the federal statutory rate	$ 4,612	$ 5,201	$ 3,047
Effect of nondeductible amortization of intangible assets	27	27	27
State income tax, net of federal benefit	118	298	73
Other	(12)	120	73
	$ 4,745	$ 5,646	$ 3,220
	=======	=======	=======

Income before income taxes on the statements of operations differs from taxable income due to the following, which are accounted for differently for financial statement purposes than for federal income tax purposes and result in deferred tax expense (benefit):

	Years Ended September 30,
	1997	1998	1999
	(In thousands)

Inventory basis	$ (176)	$ (312)	$ (133)
Provision for store closings
and related charges	(365)	302	71
Software basis	-	1,949	1,870
General reserves	18	20	126
Other	244	(197)	(204)
	$ (279)	$ 1,762	$ 1,730
	=======	=======	=======

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

	1998	1999
	(In thousands)
Deferred tax liabilities:
Amortization of software costs	$ 1,858	$ 3,953
Prepaid expenses	517	642
Total deferred tax liabilities	2,375	4,595

Deferred tax assets:
Book over tax depreciation	1,834	2,314
Tax over book inventory	2,110	2,161
Accrued liabilities	251	248
Other, net	38	-
Total deferred tax assets	4,233	4,723
Net deferred tax asset	$ 1,858	$ 128
	=======	=======

Substantially all of the Company's operating income was generated from domestic operations during 1998 and 1999. At September 30, 1998 and 1999, the Company has provided deferred income taxes on all undistributed earnings from its foreign unconsolidated affiliate. Such earnings have been reinvested in foreign operations except for dividends of approximately $240,000. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole in part as credits against the U.S. tax on any dividends distributed from such earnings.

Note I: Related Party Transactions

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff, an affiliate of the general partner of the majority stockholder, provides management consulting and investment banking services to the Company for a $33,333 monthly retainer. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, the affiliate earns fees from the Company for other business and financial consulting services. In Fiscal 1999, Morgan Schiff received $33,333 per month for its services as a financial advisor and received expense reimbursements of $412,000. In Fiscal 1998, Morgan Schiff received $33,333 per month for its services as a financial advisor and an additional $250,000 in connection with the Company's acquisition of Albemarle & Bond Holdings, plc ("A&B"). Also in Fiscal 1998, Morgan Schiff received expense reimbursements of $370,848, of which $98,404 was related to the acquisition of A&B. In Fiscal 1997, Morgan Schiff was paid $590,000 in total management fees and expense reimbursements.

From July 1994 to August 1994, the Company loaned the President and Chief Executive Officer $729,113 to purchase 50,000 shares of Class A Non-voting Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. The loan's original maturity date of June 30, 1999 was extended to June 30, 2004, by action of the Compensation Committee effective as of June 30, 1999. Interest accrues annually at a rate equal to the prime rate plus one half of one percent. Interest is payable annually on December 31 of each year until June 30, 2004. As of September 30, 1999, the amount owed is approximately $729,000 plus accrued interest of approximately $45,500. The Company records interest income on the loan and annually, the Board of Directors makes a determination of the amount of interest to be forgiven, if any, and charges such amount to compensation expense for the President and Chief Executive Officer.

In October 1994, the Board of Directors approved agreements which provide incentive compensation to the Chairman and the Chief Executive Officer based on growth in the share price of the Company's publicly traded common stock. Both executives were advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (ranging from 4.93% to 5.00% for 1999).

Specified percentages of loan principal will be forgiven each time the average closing price of the Company's Class A Common Stock exceeds specified Stock Price Targets for at least ten consecutive trading days. The Stock Price Targets range from $22.50 to $62.50 per share and provide for complete forgiveness of principal if the share price exceeds $32.50 per share within five years or $62.50 per share within ten years. The Program provides that Stock Price Targets will be adjusted proportionately for certain capital transactions and that the death or disability of the executive, or certain changes in control, will result in forgiveness of the then remaining principal and interest. Accrued interest is forgiven based upon continued employment of the executive and the Company is required to reimburse each executive for the income tax consequences of this program. Through September 30, 1999, no Stock Price Targets have been attained. Charges to operations consist of interest forgiveness and related income tax costs and totaled approximately $322,000, $306,000 and $272,000 for the years ended September 30, 1997, 1998 and 1999, respectively. On November 5, 1998, the Compensation Committee of the Board of Directors approved amendments to such agreements, providing forgiveness of such loans if, prior to October 1, 2005, a stock price target of $28.25 is attained. These amendments become effective only upon acceptance of the Chairman and Chief Executive Officer.

Note J: Leases

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under noncancelable leases including stores which were closed are as follows for each of the years ending September 30:

Total
(In thousands)

2000	$ 11,070
2001	9,929
2002	8,020
2003	5,894
2004	2,463
Thereafter	2,001
$ 39,377
========

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases are as follows for each of the years ending September 30:

Total
(In thousands)

2000	$ 186
2001	177
2002	166
2003	160
2004	157
Thereafter	534
$ 1,380
========

Rent expense for the year ending September 30 was as follows:

Total
(In thousands)

1997	$ 10,330
1998	11,387
1999	13,018
$ 34,735
=======

Note K: Employment Agreement

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

In addition to a minimum base salary of $350,000 (which may be increased by the Board of Directors), the agreement entitles Mr. Lambiase to receive a bonus of 75% or more of his base compensation based upon the attainment of objectives determined each year by the Executive Committee of the Board of Directors. The agreement provides for a loan by the Company to Mr. Lambiase of sufficient cash to purchase 50,000 shares of Company stock (see note I). The agreement also grants to Mr. Lambiase the option to purchase, pursuant to the Company's Long-Term Incentive Plan, 250,000 shares of the Class A Non-voting Common Stock of the Company. The exercise price of the options is $13.00 per share.

Note L: 401(k) Plan

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute a maximum of 15% of their compensation within allowable limits. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company will match 25% of each employee's contribution, up to 6% of their compensation, in the form of the Company's Class A Non-voting Common Stock. Contribution expense related to the plan for 1997, 1998 and 1999 was approximately $37,000, $60,000 and $72,000, respectively.

Note M: Contingencies

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

Note N: Stockholders' Equity

On July 27, 1998, the Board of Directors declared an annual $0.05 per share cash dividend payable quarterly. The first quarterly dividend of $0.0125 per share was paid on August 25, 1998 to stockholders of record on August 11, 1998. The Company continued its quarterly payment of $0.0125 per share throughout Fiscal 1999.

On July 27, 1998, the Board of Directors approved the repurchase of up to 2,000,000 shares of the Company's Class A Non-voting Common Stock in open market transactions over the next 24 months. As of the end of the Fiscal 1999 period, the Company had repurchased no shares.

Note O: Quarterly Information (Unaudited)

Year Ended September 30, 1999
First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In thousands, except per share amounts)

Total revenues	$ 60,415	$ 60,083	$ 53,902	$ 57,569
Net income	2,379	2,151	469	486

Net income per share	$ 0.20	$ 0.18	$ 0.04	$ 0.04

Year Ended September 30, 1998
First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In thousands, except per share amounts)

Total revenues	$ 51,944	$ 49,680	$ 45,210	$ 50,560
Net income	2,259	2,037	2,154	2,763

Net income per share	$ 0.19	$ 0.17	$ 0.18	$ 0.23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

PART III

Item 10. Directors and Executive Officers of the Registrant

The executive officers and directors of the Company as of December 1, 1999 were as follows:
Name	Age	Title
Sterling B. Brinkley (1)	47	Chairman of the Board of Directors
Vincent A. Lambiase(1) (3)	59	President, Chief Executive Officer, and Director
Daniel N. Tonissen (1) (3)	49	Senior Vice President, Chief Financial Officer, Assistant Secretary, and Director
J. Jefferson Dean	33	Vice President Strategic Planning and Business Development, Secretary and Director
Mark C. Pickup(2) (4)	49	Director
Richard D. Sage (2) (4)	59	Director
John E. Cay, III (4)	54	Director
Steve Price (2)	61	Director
Juanita M. Baldwin	39	Vice President of Human Resources and Assistant Secretary
Richard W. Rew, II	31	Assistant Secretary
Daniel M. Chism	31	Controller and Assistant Secretary

(1) Member of Executive Committee

(2) Member of Incentive Compensation Committee

(3) Member of Section 401(k) Plan Committee

(4) Member of Audit Committee

The Class B Stockholder intends to re-elect the above-listed directors at the Annual Stockholders' Meeting expected to be held on or about March 7, 2000.

Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. He served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of Mr. Phillip Cohen, from 1986 to 1990. See "Security Ownership of Certain Beneficial Owners and Management." Mr. Brinkley has also served as Chairman of the Board or Chairman of the Executive Committee of Crescent Jewelers, Inc., a 150 store jewelry chain since 1988. In addition, since 1990, he has served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc., and Pietrafesa Corp., an apparel manufacturing business. In addition, Mr. Brinkley is President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership. Morgan Schiff & Co., Inc., Crescent Jewelers, Inc., and Pietrafesa Corp. are affiliates of the Company.

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

Mr. Dean has served as a director of the Company since 1992, Secretary since 1995 and Vice President Strategic Planning and Business Development since 1997. From 1994 to 1996, Mr. Dean served as Director of Strategic Planning for the Company. From 1990 to 1996, Mr. Dean served as Vice President Strategic Planning and as a director of Pietrafesa, Corp., an apparel manufacturing business. In addition, from 1991 to 1994, Mr. Dean served the Company as Director of Financial Planning. From 1989 to 1990, Mr. Dean served as an Associate of Morgan Schiff & Co., Inc., an affiliate of Mr. Phillip Cohen (see "Security Ownership of Certain Beneficial Owners and Management").

Mr. Pickup has served as a director of the Company since 1993. He served as President and Co-Chief Executive Officer of Crescent Jewelers, Inc. from 1993 to 1995 and Chief Financial Officer of Crescent Jewelers, Inc. from 1992 until 1995. Since 1993, Mr. Pickup has also served as a director of Friedman's, Inc. (and MS Jewelers Corporation, its predecessor). Prior to 1992, Mr. Pickup was a partner in the firm of Ernst & Young LLP.

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

Mr. Cay has served as a director of the Company since March 1997. He has served as President and CEO of Palmer & Cay, Inc., a Savannah based insurance brokerage and employee benefit consulting firm, since 1970. In February 1997, he was elected to the board of directors of Friedman's, Inc. Since 1987, he has also served as a director of First Union National Bank of Georgia. He is also a director of Omni Insurance Group, an Atlanta based automobile insurance company.

Mr. Price has served as a director of the Company since September 1998. He has served as President and CEO of JAMS/Endispute, a mediation and arbitration firm, since 1997. From 1994 to 1997, he served as President and CEO of Supercuts, a hair styling and product salon. From 1988 to 1994, he was a senior vice president of Citibank.

Ms. Baldwin has served as Assistant Secretary and Vice President Human Resources of the Company since July 1999. From July 1998 to June 1999, she served as a Consulting Human Resources Manager for the Company. As owner of Baldwin Resources, a human resources consulting firm, Ms. Baldwin provided director level human resources services to various software development and Internet companies from 1996 to 1999. From 1994 to 1996, she was an associate with the corporate human resources team of MaxServ Information Services, a subsidiary of Sears.

Mr. Rew has served as Assistant Secretary of the Company since March 1998. Since 1996, Mr. Rew has also served as General Counsel of the Company. Mr. Rew served as Assistant General Counsel of the Company from 1994 to 1995 and as Assistant Corporate Counsel of the Company from 1993 to 1994. Mr. Rew is a member of the State Bar of Texas.

Mr. Chism has served as Assistant Secretary and Controller of the Company since August 1999. From 1996 to July 1999, Mr. Chism served as a manager of Assurance and Advisory Business Services for Ernst & Young LLP, where he also served as an audit Senior and audit staff member from 1991 to 1995. From 1995 to 1996, Mr. Chism served as a Director of Internal Audit and a departmental Controller for VarTec Telecom, Inc. Mr. Chism is a Certified Public Accountant licensed by the Texas State Board of Public Accountancy.

Committees of the Board

The Board of Directors held five meetings and acted by unanimous consent on one other occasion during the year ended September 30, 1999. The Board of Directors has appointed four committees, an Executive Committee, an Audit Committee, a Compensation Committee, and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 1999 were Mr. Brinkley, Mr. Lambiase, and Mr. Tonissen. The Executive Committee held four meetings which all members attended. The members of the Audit Committee for Fiscal 1999 were Mr. Pickup, Mr. Sage, and Mr. Cay. The Audit Committee held four meetings which all members attended. The Compensation Committee, comprised of Mr. Pickup and Mr. Price, held one meeting during Fiscal 1999 of which all members attended. The committee that administers the Section 401(k) Plan consists of Mr. Lambiase and Mr. Tonissen and held one meeting during Fiscal 1999 of which all members attended. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.

Compliance with Section 16(a) of the Exchange Act

All officers and directors were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Cash Compensation

The following table sets forth compensation paid by the Company and its subsidiaries for services during Fiscal 1997, Fiscal 1998 and Fiscal 1999 to the Company's Chief Executive Officer, and to each of the Company's three most highly compensated executive officers whose total annual compensation exceeded $100,000 (such four persons collectively herein referred to as the "Named Executive Officers").
	Annual Compensation				All other Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)	($)(1)(2)

Sterling B. Brinkley	1997	300,000	188,572	83,580	-
Chairman of the Board(3)	1998	325,000	183,993	79,259	-
	1999	325,000	124,468	70,270

Vincent A. Lambiase	1997	400,000	602,700	250,960	3,780
President & Chief Executive Officer(4)	1998	450,000	149,193	184,218	4,224
	1999	450,000	135,538	159,413	3,600

Daniel N. Tonissen	1997	183,249	131,250	21,054	1,872
Senior Vice President, Chief Financial	1998	225,000	-	21,483	3,216
Officer and Assistant Secretary	1999	239,423	-	22,000	2,592

J. Jefferson Dean	1997	130,538	97,500	-	1,080
Vice President Strategic Planning &	1998	175,000	-	-	2,472
Business Development, and Secretary	1999	199,039	-	-	2,160

(1) The Company's long-term compensation program for most senior officers does not include long-term incentive payouts, stock options, SARs, or other forms of compensation.

(2) This category includes the value of any insurance premiums paid on behalf of the named executive.

(3) Mr. Brinkley's Other Annual Compensation includes $70,270 for payment of taxes for Fiscal 1999.

(4) Mr. Lambiase's Other Annual Compensation includes $94,383 for payment of taxes for Fiscal 1999.

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

In addition to a minimum base salary of $350,000 (which may be increased by the Board of Directors), the agreement entitles Mr. Lambiase to receive a bonus of 75% or more of his base compensation based upon objectives determined each year by the Executive Committee of the Board of Directors. The agreement also provides for a loan by the Company to Mr. Lambiase of sufficient cash to purchase 50,000 shares of Company stock. Mr. Lambiase purchased such stock at various times between July 25, 1994 and August 11, 1994 at an average price per share of $14.49. The Company loaned Mr. Lambiase a total of $729,113 to purchase this stock. The loan's original maturity date of June 30, 1999 was extended to June 30, 2004, by action of the Compensation Committee effective as of June 30, 1999. Interest, charged at the prime rate plus one-half of one percent, is payable annually on December 31 of each year until the earlier of June 30, 2004, or one year after the death or permanent disability of Mr. Lambiase or a default in payment on the loan. The agreement also grants to Mr. Lambiase the option to purchase, pursuant to the Company's Long-Term Incentive Plan, 250,000 shares of the Class A Non-voting Common Stock of the Company.

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

TABLE I

PERCENTAGE OF ORIGINAL PRINCIPAL
STOCK PRICE TARGET	AMOUNT OF LOAN FORGIVEN

$22.50	10%
$25.00	25%
$27.50	50%
$30.00	75%
$32.50	100%

TABLE II

PERCENTAGE OF REMAINING PRINCIPAL
STOCK PRICE TARGET	AMOUNT OF LOAN FORGIVEN

$32.50	50%
$40.00	60%
$47.50	70%
$55.00	80%
$62.50	100%

The closing stock prices set forth above were required to average the above amounts for ten consecutive trading days and were adjustable for any stock split, recapitalization, or other similar event. In the event of any forgiveness, the Company was to remit to applicable taxing authorities amounts sufficient to satisfy the tax obligations of such person arising from the forgiveness. The Executive Loans were also subject to forgiveness for each person in the event that such person dies or becomes disabled or in the event of a change in control of the Company. The Executive Loans bore interest at the lowest rate allowable under the Internal Revenue Code, which would preclude consideration of the loan as a "below market loan" for purposes of Section 7872 of the Internal Revenue Code. Each person received a bonus in an amount sufficient to pay interest on the Executive Loans and taxes arising from the bonus. On November 5, 1998, the Compensation Committee of the Board of Directors approved amendments to such agreements, providing forgiveness of such loans if, prior to October 1, 2005, a stock price target of $28.25 is attained. These amendments become effective only upon acceptance of the Chairman and Chief Executive Officer, respectively.

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

Earnings Per Share for Fiscal Year

	1999	2000	2001	2002	2003	2004	2005

Targeted EPS for Tranche A Options	$ 0.85	$ 1.05	$ 1.30	$ 1.60	$ 2.00	$ 2.50	$ 3.10
Targeted EPS for Tranche B Options	$ 0.85	$ 1.06	$ 1.43	$ 1.92	$ 2.46	$ 3.06	$ 3.66
Targeted EPS for Tranche C Options	$ 3.00	$ 3.00	$ 3.00	$ 3.00	$ 3.00	$ 3.00	$ 3.00

	Percent Vested if Targets Met for Fiscal Year

	1999	2000	2001	2002	2003	2004	2005

Applicable percentage	10%	10%	15%	15%	20%	20%	10%
Amount for Tranche A and Tranche B

Applicable percentage	100%	100%	100%	100%	100%	100%	100%
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
Option/SAR Grants in Last Fiscal Year

Individual Grants
					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term (2) 5% 10%
Name	Number of Securities Underlying Options/ SARs Granted (1)	%of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Sterling B. Brinkley Chairman of the Board	350,000	33%	10.00	11/5/08	$ 1,916,075	$ 5,124,194

Vincent A. Lambiase President & Chief Executive Officer	350,000	33%	10.00	11/5/08	$ 1,916,075	$ 5,124,194

Daniel N. Tonissen Senior Vice President and Chief Financial Officer and Assistant Secretary	100,000	10%	10.00	11/5/08	$ 547,450	$ 1,464,055

J. Jefferson Dean Vice President Strategic Planning and Business Development and Secretary	150,000	14%	10.00	11/5/08	$ 821,175	$ 2,196,083

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

Aggregate Options/SAR Exercises in Last

Fiscal Year and FY-End Option/SAR Values

The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 1999 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1) Exercisable/Unexercisable
Sterling B. Brinkley Chairman of the Board	-	-	125,000/350,000	0/0

Vincent A. Lambiase President & Chief Executive Officer	-	-	250,000/350,000	0/0

Daniel N. Tonissen Senior Vice President and Chief Financial Officer and Assistant Secretary	-	-	24,450/128,863	0/0

J. Jefferson Dean Vice President Strategic Planning And Business Development and Secretary	-	-	14,726/184587	0/0

(1) Values stated are based upon the closing price of $5.250 per share of the Company's Class A Non-voting Common Stock on The Nasdaq Stock Market on September 30, 1999, the last trading day of the fiscal year.

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

Options granted under the 1991 Plan are generally granted at exercise prices equal to the fair market value on the date of the grant. In October 1994, the Board of Directors increased the number of shares available under the Plan to 1,800,000 and amended the Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 1999, the Company had 478,626 active options outstanding to executives (options granted less options canceled due to employee termination) under the 1991 Plan at prices ranging from $12.00 to $14.00. Of these options, 415,176 are vested and none has been exercised.

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits grants of the same types of options, SARs and LSARs as the 1991 Plan and provides for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans.

The following directors received awards under the 1998 Plan on the terms described above. See "Employment Agreements.":

Number of Options

Sterling B. Brinkley	350,000
Vincent A. Lambiase	350,000
J. Jefferson Dean	150,000
Daniel N. Tonissen	100,000
950,000
======

These options vest at the end of 119 months, but are subject to early vesting from November 5, 1999 to November 5, 2005 (10%, 10%, 15%, 15%, 20%, 20%, and 10%) if the Company meets certain earnings per share targets. See Notes to Consolidated Financial Statements-Note H "Common Stock, Warrants and Options."

As of September 30, 1999, the Company had 950,000 active options outstanding to executives (options granted less options canceled due to employee termination) under the 1998 Plan at an exercise price of $10.00. Of these options, none are vested and none have been exercised.

401(k) Plan

On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the "401(k) Plan"), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company and those subsidiaries that adopt it may contribute up to 15% of their compensation (not to exceed $10,000 in 1999) to the plan trust. The Company will match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the 401(k) Plan for 1999 was approximately $85,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 20% of the total contributions vesting each year once the employee has three years of service. On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.

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

The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of December 1, 1999 for (i) each of the Company's current directors, (ii) each of the named executive officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iv) all current officers and directors as a group.

Name and Address	Class A		Class B
of the	Non-voting		Voting
Beneficial Owners(a)	Common Stock		Common Stock		Voting
	Number	Percent	Number	Percent	Percent

MS Pawn Limited Partnership(b)(g)	1,388,857(h)	11.55%(h)	1,194,131	100.00%	100%
MS Pawn Corporation
Phillip Ean Cohen 350 Park Avenue, 8th Floor New York, New York 10022
Sterling B. Brinkley (c) 350 Park Avenue, 8th Floor New York, New York 10022	325,615	2.97%	-	-	-
Vincent A. Lambiase(d) 1901 Capital Parkway Austin, Texas 78746	326,750	2.95%	-	-	-
J. Jefferson Dean(i) 1901 Capital Parkway Austin, Texas 78746	66,187	0.61%	-	-	-
Daniel N. Tonissen(e) 1901 Capital Parkway Austin, Texas 78746	41,313	0.38%	-	-	-
Mark C. Pickup 6734 Corte Segunda Martinez, California 94553	2,600	0.02%	-	-	-
Richard D. Sage (j) 13636 Deering Bay Drive Coral Gables, Florida 33158	31	0.00%	-	-	-
John E. Cay, III P.O. Box 847 Savannah, GA 31402	5,000	0.05%	-	-	-
All officers and directors as a group (eleven persons) (b) (f)	773,000	6.86%	-	-	-

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

(c) Includes options to acquire 125,000 shares of Class A Common Stock at $14.00 per share and warrants to acquire 1,191 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 350,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.

(d) Includes options to acquire 250,000 shares of Class A Common Stock at $13.00 per share. Does not include options to acquire 350,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.

(e) Includes options to acquire 24,313 shares of Class A Common Stock at $12.75 per share and 12,000 shares of Class A Common Stock at $12.00 per share. Does not include options to acquire 100,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.

(f) Includes options to acquire 441,205 shares of Class A Common Stock at prices ranging from $10.00 to $14.00 per share and warrants to acquire 1,405 Class A Common Stock shares at $6.17 per share.

(g) Includes warrants for 4,093 shares of Class A Common Stock and 4,074 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.

(h) The number of shares and percentage reflect Class A Common Stock, together with Class B Common Stock which is convertible to Class A Common Stock.

(i) Includes options to acquire 14,588 shares of Class A Common Stock at $12.75 per share and 10,000 shares of Class A Common Stock at $12.00 per share and Warrants to acquire 183 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 150,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.

(j) Includes warrants to acquire 31 shares of Class A Common Stock at $6.17 per share.

Item 13. Certain Relationships and Related Transactions

For information concerning the $729,113 loan from the Company to Mr. Lambiase and $1,500,000 loans from the Company to each of Mr. Brinkley and Mr. Lambiase, see "Executive Compensation, Employment Agreements."

The Company and Morgan Schiff & Co., Inc. ("Morgan Schiff"), whose sole stockholder is Mr. Cohen, are parties to a Financial Advisory Agreement renewed January 1, 1999, pursuant to which Morgan Schiff receives certain fees for its provision of financial advisory services to the Company. These services include, among other matters, ongoing consultation with respect to the business and financial strategies of the Company. In Fiscal 1999, Morgan Schiff received $33,333 per month for its services as a financial advisor and received expense reimbursements of $412,000. The Company anticipates renewing this agreement in fiscal 2000.

PART IV

Item 14. Financial Statement Schedules, Exhibits, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of September 30, 1998 and 1999

Consolidated Statements of Operations for each of the three years in the period ended
September 30, 1999

Consolidated Statements of Cash Flows for each of the three years in the period ended
September 30, 1999

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1999

Notes to Consolidated Financial Statements.

(2) The following Financial Statement Schedule is included herein:

Schedule VIII-Allowance for Valuation of Inventory

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3) Listing of Exhibits (included herein)

  Through the fourth quarter ended September 30, 1999, the Company has not filed any reports on Form 8-K.

EZCORP, INC. AND SUBSIDIARIES

Schedule VIII-Allowance for Valuation of Inventory

(In millions)

Balance at	Additions			Balance at
Beginning	Charged to		Charged to	End of
Description	of Period	Expense	Other Accts	Deductions	Period
Allowance for valuation of inventory:

Year ended September 30, 1997	$ 7.9	$ 5.4	-	$ 6.4	$ 6.9

Year ended September 30, 1998	$ 6.9	$ 5.4	-	$ 5.5	$ 6.8

Year ended September 30, 1999	$ 6.8	$ 3.1	-	$ 1.6	$ 8.3

The Company does not determine its inventory valuation allowance by specific inventory items; therefore, the amount charged to expense and the deductions are based on estimates of the beginning inventory sold during the period and the portion of the beginning inventory valuation allowance attributable to the items sold.

Listing of Exhibits
		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

3.1	Amended and Restated Certificate	Exhibit 3.1 to the Registra-
	of Incorporation of the Company.	tion Statement on Form S-1
effective August 23, 1991
(File No. 33-41317)

3.1A	Certificate of Amendment to	Exhibit 3.1A to the Registration
	Certificate of Incorporation of	Statement on Form S-1 effective
	the Company	July 15, 1996 (File No. 33-1317)

3.2	Bylaws of the Company.	Exhibit 3.2 to the Registration
Statement on Form S-1 effect-
ive August 23, 1991
(File No. 33-41317)

3.3	Amendment to the Bylaws.	Exhibit 3.3 to Registrant's
Quarterly Report on Form 10-Q
for the quarter ended June
30, 1994 (File No. 0-19424)

3.4	Amendment to the Certificate of	Exhibit 3.4 to Registrant's
	Incorporation of the Company.	Annual Report on Form 10-K
for the year ended September
30, 1994 (File No. 0-19424)

3.5	Amendment to the Certificate of	Exhibit 3.5 to Registrant's
	Incorporation of the Company	Annual Report on Form 10-K
for the year ended September 30,
1997

3.6	Amendment to the Certificate of	Exhibit 3.6 to Registrant's
	Incorporation of the Company	Quarterly Report on Form 10-Q
for the quarter ended March
31, 1998

4.1	Specimen of Class A Non-voting	Exhibit 4.1 to the Registra-
	Common Stock certificate of the	tion Statement on Form S-1
	Company.	effective August 23, 1991
(File No. 33-41317)

10.2	omitted	N/A

10.3	$5 million Revolving Credit Note -	Exhibit 10.3 to Registrant's
	Franklin Federal Bancorp.	Annual Report on Form 10-K
for the year ended
September 30, 1992
(File No. 0-19424)

10.4	omitted	N/A

10.3	$5 million Revolving Credit Note -	Exhibit 10.3 to Registrant's
	Franklin Federal Bancorp.	Annual Report on Form 10-K
for the year ended
September 30, 1992
(File No. 0-19424)

10.4	omitted	N/A

10.5	Security Agreement executed by	Exhibit 10.5 to Registrant's
	EZPAWN Texas, Inc. (substan-	Annual Report on Form 10-K
	tially the same agreement also	for the year ended
	was executed by EZPAWN Okla-	September 30, 1992
	homa, Inc.; EZPAWN Mississippi,	(File No. 0-19424)
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
Inc.; EZPAWN Arkansas, Inc.;
EZPAWN Colorado, Inc.;
EZPAWN Alabama, Inc.;
EZPAWN Tennessee, Inc.; and
Houston Financial Corporation).

10.7	Loan Agreement between the	Exhibit 10.7 to Registrant's
	Company, as Borrower, and	Annual Report on Form 10-K
	Franklin Federal Bancorp, FSB,	for the year ended September
	as lender, dated April 30, 1993.	30, 1993 (File No. 0-19424)

10.8	omitted	N/A

10.9	omitted	N/A

10.10	Letter agreement executed December	Exhibit 10.10 to the Registra-
	20, 1990 between Morgan	tion Statement on Form S-1
	Schiff & Co., Inc. ("Morgan Schiff")	effective August 23, 1991
	and the Company.	(File No. 33-41317)

10.11	Stock Purchase Agreement be-	Exhibit 10.11 to the Registra-
	tween the Company, Courtland L.	tion Statement on Form S-1
	Logue, Jr., Courtland L. Logue,	effective August 23, 1991
	Sr., James D. McGee, M. Frances	(File No. 33-41317)
Spears, Porter A. Stratton and
Steve A. Stratton dated as of May
18, 1989.

10.12	Capitalization and Subscription	Exhibit 10.12 to the Registra-
	Agreement between MS Pawn	tion Statement on Form S-1
	Limited Partnership ("MS Pawn")	effective August 23, 1991
	and the Company, dated as of July	(File No. 33-41317)
25, 1989.

10.13	omitted	N/A

10.14	Consulting Agreement between	Exhibit 10.14 to Registrant's
	the Company and Courtland L.	Annual Report on Form 10-K
	Logue, Sr., dated February 15, 1993	for the year ended September
30, 1993 (File No. 0-19424)

10.15	omitted	N/A

10.16	Junior Subordinated Note due	Exhibit 10.16 to Registra-
	1996 issued July 25, 1989 to Court-	tion Statement on Form S-1
	land L. Logue, Sr. in the original	effective August 23,1991
	principal amount of $238,319.95.	(File No. 33-41317)

10.17	omitted	N/A

10.18	Warrant Certificate issued by the	Exhibit 10.18 to the Registra-
	Company to MS Pawn on July 25,	tion Statement on Form S-1
	1989.	effective August 23, 1991
(File No. 33-41317)

10.19	Amendment to the Stock Purchase	Exhibit 10.19 to the Registra-
	Agreement dated as of June	tion Statement on Form S-1
	19, 1989 between the Company	effective August 23, 1991
	and the stockholders of the Prede-	(File No. 33-41317)
cessor Company.

10.20	Second Amendment to Stock Pur-	Exhibit 10.20 to the Registra-
	chase Agreement dated as of April	tion Statement on Form S-1
	20, 1990 between the Company	effective August 23, 1991
	and the stockholders of the Prede-	(File No. 33-41317)
cessor Company.

10.21	omitted	N/A

10.22	omitted	N/A

10.23	omitted	N/A

10.24	omitted	N/A

10.25	omitted	N/A

10.27	omitted	N/A

10.28	omitted	N/A

10.29	omitted	N/A

10.30	omitted	N/A

10.31	omitted	N/A

10.32	omitted	N/A

10.33	omitted	N/A

10.34	omitted	N/A

10.35	Stockholders' Agreement dated as	Exhibit 10.35 to the Registra-
	of July 25, 1989 between the Com-	tion Statement on Form S-1
	pany, MS Pawn and Courtland L.	effective August 23, 1991
	Logue, Jr.	(File No. 33-41317)

10.36	Joinder Agreement to the Stock-	Exhibit 10.36 to the Registra-
	holders' Agreement dated as of	tion Statement on Form S-1
	May 1, 1991 between the Com-	effective August 23, 1991
	pany, MS Pawn, Mr. Kofnovec,	(File No. 33-41317)
Mr. Gary, Mr. Ross and Ms.
Berger.

10.37	Incentive Stock Option Plan.	Exhibit 10.37 to the Registra-
tion Statement on Form S-1
effective August 23, 1991
(File No. 33-41317)

10.38	401(k) Plan.	Exhibit 10.38 to the Registra-
tion Statement on Form S-1
effective August 23, 1991
(File No. 33-41317)

10.39	Section 125 Cafeteria Plan.	Exhibit 10.39 to the Registra-
tion Statement on Form S-1
effective August 23, 1991
(File No. 33-41317)

10.40	Lease of 1970 Cessna 210K Air-	Exhibit 10.40 to the Registra-
	craft between Courtland L. Logue,	tion Statement on Form S-1
	Jr. and Transamerica Pawn Cor-	effective August 23, 1991
	poration, dated July 25, 1989.	(File No. 33-41317)

10.41	omitted	N/A

10.42	omitted	N/A

10.43	omitted	N/A

10.44	Lease of Cessna P210 Aircraft	Exhibit 10.44 to the Registra-
	between Courtland L. Logue, Jr.	tion Statement on Form S-1
	and Transamerica Pawn Corpo-	effective August 23, 1991
	ration, dated December 29, 1989.	(File No. 33-41317)

10.45	Lease between Logue, Inc. and E-Z	Exhibit 10.45 to the Registra-
	Corporation for real estate located	tion Statement on Form S-1
	at 1166 Airport Boulevard, Austin,	effective August 23, 1991
	Texas, dated July 25, 1989.	(File No. 33-41317)
10.46	Lease between Logue, Inc. and E-Z	Exhibit 10.46 to the Registra-
	Corporation for real estate located	tion Statement on Form S-1
	at 5415 North Lamar Boulevard,	effective August 23, 1991
	Austin, Texas, dated July 25, 1989	(File No. 33-41317)

10.47	Agreement of Lease between LDL	Exhibit 10.47 to the Registra-
	Partnership and Logue-Drouin	tion Statement on Form S-1
	Industries, Inc. for real property	effective August 23, 1991
	at 8540 Broadway Blvd., Houston,	(File No. 33-41317)
Texas, dated May 3, 1988 and related
Assignment of Lease.

10.48	Lease Agreement between C Minus	Exhibit 10.48 to the Registra-
	Corporation and Logue-Drouin	tion Statement on Form S-1
	Industries, Inc. DBA E-Z Pawn #5	effective August 23, 1991
	for real property located at 5209	(File No. 33-41317)
Cameron Road, Austin, Texas,
dated December 28, 1987.

10.49	Lease Agreement between Logue,	Exhibit 10.49 to the Registra-
	Inc. and E-Z Corporation for real	tion Statement on Form S-1
	property located at 901 E. 1st St.,	effective August 23, 1991
	Austin, Texas, dated July 25, 1989.	(File No. 33-41317)

10.50	Agreements between the Company	Exhibit 10.50 to the Registra-
	and MS Pawn dated February 18,	tion Statement on Form S-1
	1992 for the payment of $1.377	effective March 16, 1992
	million of Series A Increasing Rate	(File No. 33-45807)
Senior Subordinated Notes held by
MS Pawn.

10.51	Agreement Regarding Reservation	Exhibit 10.51 to Registrant's
	of Shares.	Quarterly Report on Form 10-
Q for the quarter ended June
30, 1993 (File No. 0-19424)

10.52	Omitted	N/A

10.53	Omitted	N/A

10.54	Omitted	N/A

10.55	Omitted	N/A

10.56	Omitted	N/A

10.57	Omitted	N/A

10.58	Omitted	N/A

10.59	Omitted	N/A

10.60	Loan Agreement between Sterling B.	Exhibit 10.60 to Registrant's
	Brinkley and the Company dated	Annual Report on Form 10-K
	October 7, 1994 (an identical document	for the year ended September
	exists with respect to Vincent A. Lambiase).	30, 1995 (File No. 0-19424)

10.61	Promissory Note between Sterling	Exhibit 10.61 to Registrant's
	B. Brinkley and the Company in	Annual Report on Form 10-K
	the original principal amount of	for the year ended September
	$1,500,000 attached thereto (an	30, 1995 (File No. 0-19424)
identical document exists with respect
to Vincent A. Lambiase).

10.62	July 1, 1994 Employment Agreement	Exhibit 10.62 to Registrant's
	between the Company and Vincent	Annual Report on Form 10-K
	A. Lambiase and Promissory Note in	for the year ended September
	the amount of $729,112.50 in	30, 1995 (File No. 0-19424)
connection therewith.

10.63	EZCORP, Inc. Incentive Stock Option	Exhibit 10.63 to Registrant's
	Award Agreement, Employee Form	Annual Report on Form 10-K
For the year ended September
30,1998 (File No.0-19424)

10.64	EZCORP, Inc. Incentive Stock Option	Exhibit 10.64 to Registrant's
	Award Agreement, Executive Form	Annual Report on Form 10-K
for the year ended September
30, 1998 (File No. 0-19424)

10.71	Amended and restated Loan Agreement	Exhibit 10.71 to Registrant's
	between the Company, as Borrower, and	Quarterly Report on Form 10-
	Franklin Federal Bancorp, FSB, as Lender,	Q for the quarter ended March
	dated March 17, 1994.	31, 1994 (File No. 0-19424)

10.72	First Amendment to Amended and Restated	Form 10-Q for the quarter
	Loan Agreement between the Company and	ended December 31, 1994
	First Interstate Bank of Texas, N.A. as Agent, re: Revolving Credit Loan.	(File No. 0-19424)

10.73	Second Amendment to Amended and Restated Loan Agreement between the	Form 10-Q for the quarter ended June 30, 1995 (File
	Company and First Interstate Bank of	No. 0-19424)
Texas, N.A. as Agent, re: Revolving Credit Loan.

10.74	Third Amendment to Amended and Restated	Form 10-Q for the quarter
	Loan Agreement between the Company and	ended June 30, 1996 (File
	Wells Fargo Bank (Texas), N.A. as Agent,	No. 0-19424)
re: Revolving Credit Loan.

10.75	Fourth Amendment to Amended and Restated	Form 10-Q for the quarter
	Loan Agreement between the Company and	ended March 31, 1998 (File
	Wells Fargo Bank (Texas), N.A. as Agent,	No. 0-19424)
re: Revolving Credit Loan.

10.76	Fifth Amendment to Amended and Restated		Exhibit 10.76 to Registrant's
	Loan Agreement between the Company and		Annual Report on Form 10-K
	Wells Fargo Bank (Texas), N.A. as Agent,		for the year ended September
	re: Revolving Credit Loan.		30, 1998 (File No, 0-19424)

10.77	Credit Agreement between the		Exhibit 10.77 to Registrant's
	Company and Wells Fargo Bank (Texas),		Annual Report on Form 10-K
	N.A., as Agent and Issuing Bank, re:		for the year ended September
	$110 million Revolving Credit Loan		30, 1998 (File No. 0-19424)

10.78	First Amendment to Credit Agreement	64	N/A
Between the Company and Wells Fargo
Bank (Texas), N.A., as Agent and Issuing
Bank, re: $110 million Revolving Credit Loan.*

22.1	Subsidiaries of Registrant.*	72	N/A

23.1	Consent of Ernst & Young LLP.*	73	N/A

27	Financial Data Schedule*		N/A

*Filed herewith.

Exhibit 10.78

EZCORP, INC.

FIRST AMENDMENT TO

CREDIT AGREEMENT

AMENDED AS OF SEPTEMBER 29, 1999

WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION,

AS AGENT

AND

ISSUING BANK

FIRST AMENDMENT TO CREDIT AGREEMENT

THIS FIRST AMENDMENT TO CREDIT AGREEMENT (the "Amendment"), is entered into as of September 29, 1999 among EZCORP, INC., a Delaware corporation ("Borrower"), each of the Lenders, and WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, a national banking association, as Agent for itself and the other Lenders (in such capacity, together with its successors in such capacity the "Agent") and as the Issuing Bank.

RECITALS:

A. Borrower, Agent, Lenders and Issuing Bank have previously entered into that certain Credit Agreement dated as of December 10, 1998 (the "Agreement").

B. Borrower, Agent, Lenders and Issuing Bank now desire to amend the Agreement to (i) modify certain financial covenants, (ii) modify the pricing table in Section 2.10, and (iii) make such other modifications, in each case as hereinafter more specifically provided.

NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto agree as follows:

ARTICLE I.

Definitions

1.1 Definitions. All capitalized terms not otherwise defined herein, shall have the same meanings as in the Agreement, as amended hereby.

ARTICLE II.

Amendments

2.1 Amendment to Maximum Rate Definition. Effective as of September 1, 1999 the reference in the last sentence of the definition of "Maximum Rate" appearing in Section 1.1 of the Agreement, to "Article 5069-1 D.001 et seq., as amended or codified, Vernon's Texas Civil Statutes." is hereby amended to read in its entirety as follows: "Chapter 303 of the Texas Finance Code."

2.2 Amendment to Pricing Table in Section 2.10. Effective as of the date hereof the table set forth in Section 2.10 of the Agreement is hereby amended to read in its entirety as follows:
"	Leverage Ratio	Commitment Fee	Eurodollar Margin	Base Rate Margin
	Greater than or equal to 3.5 to 1.0	0.25%	1.75%	0%
	Greater than or equal to 3.0 to 1.0 but less than 3.5 to 1.0	0.25%	1.375%	0%
	Greater than or equal to 2.0 to 1.0 but less than 3.0 to 1.0	0.25%	1.125%	0%
	Less than 2.0 to 1.0	0.25%	0.875%	0%	"

2.3 Amendment to Leverage Ratio: Effective as of the date hereof Section 10.2 of the Agreement is hereby amended to read in its entirety as follows:

"Section 10.2 Leverage Ratio. Beginning with the Fiscal Quarter ending December 31, 1998, Borrower will at all times maintain a Leverage Ratio of not greater than (a) 3.50 to 1.0 through and including June  30, 1999; and thereafter (b) 4.25 to 1.0 through and including September 30, 1999; and thereafter (c) 4.0 to 1.0 through and including December 31, 1999; and thereafter (d) 3.5 to 1.0 through and including September 30, 2000; and thereafter (e) 3.25 to 1.0."

2.4 Amendment to Fixed Charge Coverage Ratio. Effective as of the date hereof Section 10.5 of the Agreement is hereby amended to read in its entirety as follows:

"Section 10.5 Fixed Charge Coverage Ratio. Borrower will at all times maintain a Fixed Charge Coverage Ratio of not less than 1.5 to 1.0; provided however should the final transaction consummation date (the " FTC Date") of the Contemplated Store Sale/Leaseback Transaction (hereinbelow defined) occur on or prior to September 30, 2000, then solely for the two Fiscal Quarters ending on the date of such occurrence or immediately thereafter Borrower will at all times maintain a Fixed Charge Coverage Ratio of not less than 1.35 to 1.0. Borrower will furnish to the Agent, the Issuing Bank, and each Lender promptly, but in any event not later than ten (10) Business Days following the occurrence thereof, written notice of the occurrence of the FTC Date. For purposes hereof the phrase "Contemplated Store Sale/Leaseback Transaction" means the consummation of a sale and leaseback by Borrower in one or a series of transactions of approximately forty to fifty store locations of Borrower in the aggregate, in compliance with the provisions of this Agreement.

ARTICLE III.

Conditions Precedent

3.1 Condition. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent:

(a) Agent shall have received all of the following, each dated (unless otherwise indicated) the date of this Amendment, in form and substance satisfactory to the Agent:

(i) This Amendment executed by all parties hereto.

(ii) Resolutions of the Board of Directors of Borrower certified by its secretary or assistant secretary which authorizes the execution, delivery and performance by Borrower of this Amendment.

(iii) A certificate of incumbency certified by the secretary or the assistant secretary of Borrower certifying the names of the officers thereof authorized to sign this Amendment together with specimen signatures of such officers.

(iv) Resolutions of the Board of Directors of each of the Guarantors certified by its secretary or assistant secretary which authorize the execution, delivery and performance by each of the Guarantors of this Amendment.

(v) A certificate of incumbency certified by the secretary or the assistant secretary of each Guarantor certifying the names of the officers thereof authorized to sign this Amendment together with specimen signatures of such officers.

(b) No Default. No Default shall have occurred and be continuing.

(c) Representations and Warranties. All of the representations and warranties contained in Article VII of the Agreement, as amended hereby, and in the other Loan Documents shall be true and correct on and as of the date of this Amendment with the same force and effect as if such representations and warranties had been made on and as of such date, except to the extent such representations and warranties speak to a specific date.

(d) Amendment Fee. Borrower shall have paid to the Agent for the account of each of the Lenders an amendment fee for each Lender in an amount equal to .0015 times such Lender's Commitment.

ARTICLE IV.

Ratifications, Representations and Warranties

4.1 Ratifications. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Agreement and except as expressly modified and superseded by this Amendment, the terms and provisions of the Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. Borrower, Lenders, Issuing Bank and Agent agree that the Agreement as amended hereby and the other Loan Documents shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

4.2 Representations and Warranties. Borrower hereby represents and warrants to Lenders, Agent and Issuing Bank that (i) the execution, delivery and performance of this Amendment, and any and all other Loan Documents executed and/or delivered in connection herewith have been authorized by all requisite corporate action on the part of Borrower and will not violate the articles of incorporation or bylaws of Borrower, (ii) the representations and warranties contained in the Agreement, as amended hereby, and any other Loan Document are true and correct on and as of the date hereof as though made on and as of the date hereof, except to the extent such representations and warranties speak to a specific date, (iii) no Event of Default has occurred and is continuing and no event or condition has occurred that with the giving of notice or lapse of time or both would be an Event of Default, and (iv) Borrower is in full compliance with all covenants and agreements contained in the Agreement as amended hereby.

ARTICLE V.

Miscellaneous

5.1 Survival of Representations and Warranties. All representations and warranties made in this Amendment or any other Loan Document including any Loan Document furnished in connection with this Amendment shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Lenders, Agent or Issuing Bank or any closing shall affect the representations and warranties or the right of Lenders or Agent or Issuing Bank to rely upon them.

5.2 Reference to Agreement. Each of the Loan Documents, including the Agreement and any and all other agreements, documents, or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Agreement as amended hereby, are hereby amended so that any reference in such Loan Documents to the Agreement shall mean a reference to the Agreement as amended hereby.

5.3 Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

5.4 Applicable Law. This Amendment and all other Loan Documents executed pursuant hereto shall be deemed to have been made and to be performable in Austin, Travis County, Texas and shall be governed by and construed in accordance with the laws of the State of Texas.

5.5 Successors and Assigns. This Amendment is binding upon and shall inure to the benefit of Lenders, Agent, Issuing Bank and Borrower and their respective successors and assigns, except Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Lenders.

5.6 Counterparts. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

5.7 ENTIRE AGREEMENT. THIS AMENDMENT AND ALL OTHER INSTRUMENTS, DOCUMENTS AND AGREEMENTS EXECUTED AND DELIVERED IN CONNECTION WITH THIS AMENDMENT REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES HERETO AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES HERETO.

Executed as of the date first written above.

BORROWER:

EZCORP, INC.

By:

Name:

Title:

Address for Notices:

1901 Capital Parkway

Austin, TX 78746

Fax No.: (512) 314-3402

Telephone No.: (512) 329-5233

Attention: Dan Tonissen

Chief Financial Officer

AGENT AND ISSUING BANK:

WELLS FARGO BANK (TEXAS), NATIONAL

   ASSOCIATION

By:

Name: Keith Smith

Title: Vice President

Address for Notices:

111 Congress Avenue, Suite 300

Austin, TX 78701

Fax No.: (512) 344-7318

Telephone No.: (512) 344-7011

Attention: Keith Smith

LENDERS:

WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION

By:

Name: Keith Smith

Title: Vice President

Address for Notices:

111 Congress Avenue, Suite 300

Austin, TX 78701

Fax No.: (512) 344-7318

Telephone No.: (512) 344-7011

Attention: Keith Smith

Lending Office for Prime Rate Advances

and Eurodollar Advances

111 Congress Avenue

Austin, Texas 78701

BANK ONE, TEXAS, NATIONAL ASSOCIATION

By:

Name:

Title:

Address for Notices:

221 W. Sixth Street, Suite 219

Austin, TX 78701

Fax No.: (512) 479-5720

Telephone No.: (512) 479-5783

Attention: Chris Calvert

Lending Office for Prime Rate Advances

and Eurodollar Advances

221 W. Sixth Street, Suite 219

Austin, Texas 78701

GUARANTY FEDERAL BANK, F.S.B.

By:

Name:

Title:

Address for Notices:

301 Congress, Suite 1500

Austin, TX 78701

Attention: Chris Harkrider

Fax No.: (512) 320-1041

Telephone No.: (512) 320-1205

Lending Office for Prime Rate Advances

   and Eurodollar Advances

8333 Douglas Avenue

Dallas, TX 75255

COMERICA BANK-TEXAS

By:

Name:

Title:

Address for Notices:

P.O. Box 2727

Austin, Texas 78768

Fax No.: (512) 427-7120

Telephone No.: (512) 427-7121

Attention: Mark Hensley

and

1601 West Elm Street

Thanksgiving Tower, 4th Floor

P.O. Box 650282

Dallas, Texas 75265-0282

Telephone No.: (214) 969-6472

Attention: Gary Orr, Chief Credit Officer

Lending Office for Prime Rate Advances

and Eurodollar Advances

804 Congress Avenue

Suite 320

Austin, Texas 78701

CHASE BANK OF TEXAS, NATIONAL ASSOCIATION

By:

Name:

Title:

Address for Notices

700 Lavaca, 2nd Floor

Austin, Texas 78701

Fax No.: (512) 479-2814

Telephone No.: (512) 479-2244

Attention: Blake Beavers

Lending Office for Prime Rate Advances

and Eurodollar Advances

700 Lavaca, 2nd Floor

Austin, Texas 78701

Guarantors hereby consent and agree to this Amendment and agree that each Guaranty shall remain in full force and effect and shall continue to (i) guarantee the Obligations, and (ii) be the legal, valid and binding obligation of Guarantors enforceable against Guarantors in accordance with their respective terms.

GUARANTORS:

EZPAWN ALABAMA, INC.

EZPAWN ARKANSAS, INC.

EZPAWN COLORADO, INC.

EZPAWN FLORIDA, INC.

EZPAWN GEORGIA, INC.

EZPAWN HOLDINGS, INC.

EZPAWN INDIANA, INC.

EZPAWN LOUISIANA, INC.

EZPAWN NEVADA, INC.

EZPAWN NORTH CAROLINA, INC.

EZPAWN OKLAHOMA, INC.

EZPAWN TENNESSEE, INC.

TEXAS EZPAWN MANAGEMENT, INC.

EZ CAR SALES, INC.

EZPAWN CONSTRUCTION, INC.

EZPAWN KANSAS, INC.

EZPAWN KENTUCKY, INC.

EZPAWN MISSOURI, INC.

EZPAWN SOUTH CAROLINA, INC.

EZCORP INTERNATIONAL, INC.

By:

Name:

Title:

TEXAS EZPAWN L.P.

By: TEXAS EZPAWN MANAGEMENT, INC.,

its sole general partner

By:

Name:

Title:

EZCORP, Inc.

Exhibit 22.1

Form 10-K for Fiscal Year Ended September 30, 1999

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

Exhibit 23.1

CONSENT OF ERNST & YOUNG LLP

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-63078) pertaining to the 1991 EZCORP, Inc. Stock Incentive Plan and the Registration Statement (Form S-8 No. 33-63082) pertaining to the EZCORP, Inc. 401(k) Plan of our report dated November 12, 1999, with respect to the consolidated financial statements and schedule of EZCORP, Inc. and subsidiaries included in the Form 10-K for the year ended September 30, 1999.

ERNST & YOUNG LLP

Austin, Texas

December 23, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 29, 1999

By: /s/ Vincent A. Lambiase

(Vincent A. Lambiase)

(President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Sterling B. Brinkley	Chairman of the Board	December 29, 1999
Sterling B. Brinkley

/s/ Vincent A. Lambiase	President, Chief Executive	December 29, 1999
Vincent A. Lambiase	Officer & Director
(Principal Executive Officer)

/s/ Daniel N. Tonissen	Senior Vice President, Chief	December 29, 1999
Daniel N. Tonissen	Financial Officer & Director
(Principal Financial and
Accounting Officer)

/s/ J. Jefferson Dean	Vice President Strategic	December 29, 1999
J. Jefferson Dean	Planning & Business
Development & Director

/s/ Mark C. Pickup	Director	December 29, 1999
Mark C. Pickup

/s/ Richard D. Sage	Director	December 29, 1999
Richard D. Sage

/s/ John E. Cay, III	Director	December 29, 1999
John E. Cay, III

/s/ Steve Price	Director	December 29, 1999
Steve Price