Form 10-Q
period 1999-12-31
EZCORP INC
filed 2000-02-14
CIK 876523

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ______________ to _____________

  Commission File Number _______________

  _______________________________

  EZCORP, INC.

  (Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

  1901 Capital Parkway

  Austin, Texas 78746

  (Address of principal executive offices)

  (Zip Code)

  (512) 314-3400

  (Registrant’s telephone number, including area code)

  NA

  (Former name, former address and former fiscal year,

  if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file