Form 10-Q/A
period 1999-12-31
EZCORP INC
filed 2000-02-16
CIK 876523

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT 1

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

(Zip Code)

(512) 314-3400

(Registrants telephone number, including area code)

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

As of December 31, 1999, 10,822,010 shares of the registrants Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrants Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 31, 1999, December 31, 1998 and September 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1

Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

Notes to Interim Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .	4

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12

PART I
Item 1. Financial Statements (Unaudited)
EZCORP, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	December 31,	September 30,
	1999	1998	1999
Assets:	(In thousands)
Current assets:
Cash and cash equivalents	$ 3,263	$ 2,792	$ 2,899
Pawn loans	46,923	48,490	53,940
Service charges receivable	14,660	14,800	16,671
Inventory, net	61,032	49,245	58,241
Deferred tax asset	1,824	1,882	1,824
Federal income tax receivable	-	-	1,695
Prepaid expenses and other assets	3,781	3,009	3,787
Total current assets	131,483	120,218	139,057

Investment in unconsolidated affiliate	13,292	13,116	13,195
Property and equipment, net	62,028	49,027	60,608
Other assets:
Goodwill, net	13,713	13,927	13,868
Notes receivable from related parties	3,000	3,000	3,000
Other assets, net	4,421	3,422	4,349
Total assets	$ 227,937	$ 202,710	$ 234,077
	========	========	========
Liabilities and Stockholders Equity:
Current liabilities:
Current maturities of long-term debt	$ 11	$ 10	$ 11
Accounts payable and other accrued expenses	12,065	10,572	11,049
Customer layaway deposits	2,492	2,404	2,422
Income taxes payable	54	591	-
Total current liabilities	14,622	13,577	13,482

Long-term debt, less current maturities	75,109	56,120	83,112
Deferred tax liability	1,696	24	1,696
Other long-term liabilities	492	140	102
Total long-term liabilities	77,297	56,284	84,910
Commitments and contingencies

Stockholders equity:
Preferred Stock, par value $.01 per share;
Authorized 5,000,000 shares;none issued and outstanding	-	-	-
Class A Non-voting Common Stock, par value
$.01 per share; Authorized 40,000,000 shares; 10,831,043 issued and 10,822,010 outstanding at December 31, 1999 and September 30, 1999; 10,820,574 issued and 10,811,541 outstanding at December 31, 1998	108	108	108
Class B Voting Common Stock, convertible,
par value $.01 per share; Authorized 1,198,990 shares; 1,190,057 issued and outstanding	12	12	12
Additional paid-in capital	114,470	114,398	114,470
Retained earnings	22,015	19,059	21,715
	136,605	133,577	136,305
Treasury stock (9,033 shares)	(35)	(35)	(35)
Receivable from stockholder	(729)	(729)	(729)
Accumulated other comprehensive income	177	36	144
Total stockholders equity	136,018	132,849	135,685
Total liabilities and stockholders equity	$227,937	$202,710	$234,077
	========	========	========
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	1999	1998
	(In thousands, except
	per share amounts)
Revenues:
Sales	$ 38,090	$ 34,434
Pawn service charges	25,883	25,831
Other	256	150
Total revenues	64,229	60,415

Cost of goods sold	34,170	29,022
Net revenues	30,059	31,393

Operating expenses:
Operations	21,806	20,120
Administrative	4,328	4,344
Depreciation and amortization	2,522	2,285
Total operating expenses	28,656	26,749

Operating income	1,403	4,644

Interest expense, net	1,332	846
Equity in net income of unconsolidated affiliate	(64)	(110)
(Gain)/loss on sale of assets	(580)	71

Income before income taxes	715	3,837

Income tax expense	265	1,458

Net income	$ 450	$ 2,379
	========	========
Basic and diluted earnings per share	$ 0.04	$ 0.20
	========	========
Cash dividends per common share	$ 0.0125	$ 0.0125

Weighted average shares outstanding
Basic	12,012	12,002
	========	========
Diluted	12,012	12,009
	========	========

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,

	1999	1998
	(In thousands)
Operating Activities:
Net income	$ 450	$ 2,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,522	2,285
Net (gain)/loss on sale or disposal of assets	(580)	71
Income from investment in unconsolidated affiliate	(64)	(110)
Changes in operating assets and liabilities:
Service charges receivable	2,011	43
Inventory	(2,791)	(5,140)
Prepaid expenses and other assets	(162)	(499)
Accounts payable and accrued expenses	1,006	1,698
Customer layaway deposits	70	226
Other long-term liabilities	(17)	(12)
Federal income taxes receivable	1,695	840
Federal income taxes payable	54	591

Net cash provided by operating activities	4,194	2,372

Investing Activities:
Pawn loans forfeited and transferred to inventory	22,912	20,795
Pawn loans made	(47,314)	(50,548)
Pawn loans repaid	31,419	31,032
Net decrease in loans	7,017	1,279

Additions to property, plant, and equipment	(6,239)	(7,500)
Acquisitions, net of cash acquired	-	(504)
Investment in unconsolidated affiliate	-	(2,031)
Proceeds from sale of assets	3,545	-

Net cash provided by/(used in) investing activities	4,323	(8,756)

Financing Activities:
Proceeds from bank borrowings	5,000	10,000
Payments on borrowings	(13,003)	(2,002)
Payment of dividends	(150)	150 )

Net cash provided by/(used in) financing activities	(8,153)	7,848

Change in cash and cash equivalents	364	1,464

Cash and cash equivalents at beginning of period	2,899	1,328
Cash and cash equivalents at end of period	$ 3,263	$ 2,792
	=======	=======

Non-cash Investing and Financing Activities:
Foreign currency translation adjustment	$ 33	$ 66

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

December 31, 1999

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Companys Annual Report on Form 10-K for the year ended September 30, 1999.

The Company's business is subject to seasonal variations, and operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

Note B: Accounting Principles and Practices

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At December 31, 1999, September 30, 1999, and December 31, 1998, inventory reserves were $8.7 million, $8.3 million, and $7.4 million, respectively.

Property and equipment is shown net of accumulated depreciation of $39.6 million, $37.6 million and $31.4 million at December 31, 1999, September 30, 1999, and December 31, 1998, respectively.

Certain prior year balances have been reclassified to conform with the fiscal 2000 presentation.

Note C: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	1999	1998
	(In thousands)
Numerator
Numerator for basic and diluted earnings per share: net income	$ 450	$ 2,379
Denominator	======	======
Denominator for basic earnings per share: weighted average shares	12,012	12,002
Effect of dilutive securities:
Warrants	-	7
Dilutive potential common shares	-	7
Denominator for diluted earnings per share: adjusted weighted average shares and assumed conversions	12,012	12,009
	======	======
Basic earnings per share	$ 0.04	$ 0.20
	======	======
Diluted earnings per share	$ 0.04	$ 0.20
	======	======

EZCORP, Inc. and Subsidiaries

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

December 31, 1999

Options to purchase 1,534,763 and 1,267,817 weighted average shares of common stock at an average price of $11.30 and $11.61, respectively, were outstanding for the three month periods ended December 31, 1999 and 1998. These options were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

Note D: Investment in Unconsolidated Affiliate

Following an additional purchase of newly issued common shares in October 1998, the Company owns 13,276,666 common shares of Albermarle & Bond Holdings, plc ("A&B"), representing 29.86% of A&B's outstanding shares.

The Company accounts for its investment in A&B using the equity method. A&B reports its results to the public every six months and the most recently reported period ended June 30, 1999. Therefore, the amount included in the Companys results of operations represents an estimate based on A&Bs reported earnings for that period. The Company plans to reconcile this difference during its quarter ending March 31, 2000 after the results for the period of July 1999 to December 1999 have been reported to the public. The Company does not expect the actual results to differ materially from this estimate.

Note E: Contingencies

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

Note F: Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders equity. Comprehensive income for the three month periods ended December 31, 1999 and 1998 was approximately $483,000 and $2,445,000, respectively. The difference between comprehensive income and net income is comprised of the effect of currency translation adjustments in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity, excluded from net income, is presented in the Condensed Consolidated Balance Sheets as "Accumulated Other Comprehensive Income."

Item 2. Management's Discussion and Analysis of Financia Condition and

Results of Operations

First Quarter Ended December 31,1999 vs.First Quarter Ended December 31, 1998

The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Companys actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended December 31, 1999 and 1998.

	Three Months Ended		% or
	December 31, [a]		Point
	1999	1998	Change[b]
Net Revenues:
Sales	$ 38,090	$ 34,434	10.6%
Pawn service charges	25,883	25,831	0.2%
Other	256	150	70.7%
Total revenues	64,229	60,415	6.3%
Cost of goods sold	34,170	29,022	17.7%
Net revenues	$ 30,059	$ 31,393	(4.2)%
	========	========
Other Data:

	Gross profit as a percent of sales	10.3%	15.7%	(5.4) pts.
	Average annual inventory turnover	2.2x	2.4x	(0.2)x
	Inventory balance per average location as of the end of the quarter	$183	$162	13.0%
	Loan balance per average location as of the end of the quarter	$140	$160	(12.5)%
	Average yield on loan portfolio	204%	209%	(5.0) pts.
	Redemption rate	74%	75%	(1.0) pt.
Expenses as a Percent of Total Revenues:
	Operating	34.0%	33.3%	0.7 pt.
	Administrative	6.7%	7.2%	(0.5) pt.
	Depreciation and amortization	3.9%	3.8%	0.1 pt.
	Interest, net	2.1%	1.4%	0.7 pt.
Locations in Operation:
	Beginning of period	331	286
	Acquired	-	1
	Established	3	17
	Sold, combined or closed	-	-
	End of period	334	304
		=====	=====
Average locations in operation during the period[c]		332.5	295.0
		=====	=====
a	In thousands, except percentages, inventory turnover and store count.
b

In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

c	Average locations in operation during the period is calculated based on the average of the locations operating at the beginning and end of such period.

Results of Operations

The following discussion compares results for the three-month period ended December 31, 1999 ("Fiscal 2000 Period") to the three-month period ended December 31, 1998 ("Fiscal 1999 Period"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Companys primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the Fiscal 2000 Period, pawn service charge revenue increased $0.1 million from the Fiscal 1999 Period to $25.9 million. This was a result of pawn service charge revenue from new stores ($1.3 million), offset by a decrease in same store pawn service charge revenue ($1.2 million). The decrease in same store pawn service charges resulted from a decrease in the annualized loan yield from 209% to 204% ($0.6 million) and a reduction in the average same store loan balance ($0.6 million). At December 31, 1999, same store loan balances were 7% below the balances at December 31, 1998.

In response to falling general merchandise prices, primarily on consumer electronics, and volatile gold prices, the Company lowered the amount it will lend on certain general merchandise categories by approximately 10% and jewelry by approximately 8%. These changes have reduced the loan balances in stores open more than a year and slowed loan growth in new stores. The Company expects these changes in lending practices to adversely impact loan growth for the next two to three quarters. Variations in the annualized loan yield are due generally to a mix shift in the loan portfolio between loans with different loan yields.

A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the Fiscal 2000 Period, sales increased approximately $3.7 million from the Fiscal 1999 Period to approximately $38.1 million. This growth resulted from a 4% increase in same store merchandise sales ($1.4 million), sales from stores not open a full twelve-month period ($2.0 million), and an increase in jewelry scrapping activity ($0.3 million). Annualized inventory turnover was 2.2 times in the Fiscal 2000 Period compared to 2.4 times in the Fiscal 1999 Period. The decrease in annualized inventory turnover was largely due to inventory levels growing at a faster rate than sales and new stores, which typically have slower inventory turnover.

The Companys gross margin level (gross profit as a percentage of merchandise sales) results from, among other factors, the composition, quality and age of its inventory. At December 31, 1999 and 1998, respectively, the Companys inventory consisted of approximately 62% and 58% jewelry (e.g. ladies and mens rings, chains, bracelets, etc.) and 38% and 42% general merchandise (e.g., televisions, VCRs, tools, sporting goods, musical instruments, etc.). At December 31, 1999 and 1998, respectively, 87% and 86% of the jewelry was less than twelve months old based on the Companys date of acquisition (date of forfeiture for collateral or date of purchase), as was 93% and 96% of the general merchandise inventory.

For the Fiscal 2000 Period, gross margins on merchandise sales decreased 5 percentage points from the Fiscal 1999 Period to approximately 10 percent. Of the total decrease, 4 percentage points were attributable to a decline in margins on merchandise sales, with the balance of the margin reduction due to an increase in inventory shrinkage and lower margins on scrap and wholesale sales. Over the last several quarters, the Company reduced its merchandise pricing and loan guidelines in response to a reduction in competitive retail prices, primarily in jewelry and electronics. The majority of the reduction in gross margins on merchandise sales was due to this price reduction and the resulting sales of inventory created or acquired during periods of higher loan values. Inventory shrinkage for the quarter was 1.5% of merchandise sales compared to 1.2% for the prior year period.

In the Fiscal 2000 Period, operating expenses as a percentage of total revenues increased almost one percentage point from the Fiscal 1999 Period to 34%. This increase results primarily from the addition of new stores, which typically experience higher levels of operating expense relative to revenues.

Administrative expenses as a percent of total revenue decreased one-half of a percentage point in the Fiscal 2000 Period to 6.7%. This decrease was due primarily to the economies of scale gained with greater revenues and a reduction in total administrative expenses.

Depreciation and amortization as a percent of total revenue increased 0.1 of a percentage point from the Fiscal 1999 Period to 3.9%. This resulted from the depreciation on stores opened in the last twelve months. Interest expense as a percent of total revenue increased 0.7 of a percentage point from the Fiscal 1999 Period to 2.1%. The interest expense increase was largely due to increased average debt balances resulting from additional borrowings to fund new store expansion.

Liquidity and Capital Resources

Net cash provided by operating activities for the Fiscal 2000 Period was $4.2 million as compared to $2.4 million provided in the Fiscal 1999 Period, an increase of $1.8 million. Increases in inventories, which reduce the cash provided by operating activities, were $2.3 million less in the Fiscal 2000 Period than the increases in the comparable Fiscal 1999 Period, comprising a significant portion of the increase in cash provided by operating activities. Smaller changes in other operating assets and liabilities contributed $1.8 million to cash provided by operating activities, offset by a reduction of $1.9 million in net income from the Fiscal 1999 Period and a gain of $0.6 million on the sale of a non-productive asset in the Fiscal 2000 Period. Net cash provided by investing activities was $4.3 million for the Fiscal 1999 Period compared to $8.8 million used in the Fiscal 1999 Period. The change is due to larger decreases in pawn loan balances in the Fiscal 2000 Period compared to the Fiscal 1999 Period and lower levels of capital expenditures and investments.

In the first quarter of Fiscal 2000, the Company invested approximately $6.2 million to upgrade or replace existing equipment and computer systems, open three newly established stores, and make improvements to a number of existing stores. The Company funded these expenditures largely from cash flow provided by operating activities. The Company plans to open approximately 10 stores during fiscal 2000, including the three stores already opened. During fiscal 2000, the Company also plans to complete a sale-leaseback transaction of some of its owned properties. The Company anticipates that cash flow from operations, funds available under its existing bank line of credit, and proceeds from the sale-leaseback transaction will be adequate to fund planned capital expenditures and working capital requirements for the remainder of the fiscal year. However, there can be no assurance that the Companys planned sale-leaseback transaction will be completed or that the Companys cash flow from operating activities and funds available under the line of credit will be adequate for these expenditures.

The Companys credit agreement, as amended, requires, among other things, that the Company meet certain financial covenants. The outstanding balance under the facility bears interest, payable monthly, at the agent banks Prime Rate or Eurodollar rate plus 87.5 to 175 basis points, depending on certain performance criteria. In addition, the Company pays an unsecured commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. At December 31, 1999, the Company had $75 million outstanding on the line of credit.

Seasonality

Historically, pawn service charge revenues are highest in the Companys fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months. Merchandise sales are highest in the Companys first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

The Year 2000 Issue

The Company, like many companies, faced the Year 2000 Issue. This was a result of computer programs being written using two digits rather than four (for example, "99" for 1999) to define the applicable year. Any of the Companys programs that had time-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations.

The Companys plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. The Company fully completed all four phases of its plan prior to December 31, 1999. In addition, the Company gathered information about the Year 2000 status of various third parties with which it conducts business. The Company utilized internal resources to reprogram, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project was less than $100,000 and was funded by operating cash flows. These costs were expensed as incurred.

As of February 1, 2000, the Company has experienced no material year 2000 complications. The Companys management believes it effectively resolved the Year 2000 Issue. However, if unforeseen complications do arise in the remainder of the year, the Company may not be able to process customer transactions which could have a material impact on the operations of the Company. In addition, future disruptions in the economy generally resulting from a Year 2000 Issue could adversely affect the Company. If this were to occur, the amount of potential liability and lost revenue cannot be reasonably estimated at this time. As a contingency plan, the Company developed and distributed to each of its locations an operating package that would allow each location to operate in a manual environment.

Qualitative and Quantitative Disclosures about Market Risk

The following discussion about the Companys market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments.

The Companys earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Companys long-term debt at December 31, 1999 is comprised of variable-rate debt instruments. Effective December 20, 1999, the interest rate on the majority of the Companys variable-rate debt instruments increased 162.5 basis points. If interest rates average 162.5 basis points more in the remaining three quarters of fiscal 2000, the Companys interest expense for the year would increase by approximately $914,000. This amount is determined by considering the impact of the recent interest rate increase on the Companys variable rate long-term debt at December 31, 1999.

The Companys earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&Bs functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Companys results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Companys financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during the quarter ended December 31, 1999 was approximately $33,000. On December 31, 1999, the U.K. pound closed at 0.6186 to 1.00 U.S. dollar, an increase from 0.6076 at September 30, 1999. No assurance can be given as to the future valuation of the U.K. pound andhow further movements in the pound could effect future earnings or the financial position of the Company.

Forward-Looking Information

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Companys inventory and loan balances, inventory turnover, average yield on loan portfolios, redemption rates, labor and employment matters, competition, operating risk, acquisition, and expansion risk, liquidity, and capital requirements and the effect of government and environmental regulations and (ii) adverse changes in the market for the Companys services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Companys business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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
The Company has not filed any reports on Form 8-K for the quarter ended December 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.
(Registrant)

Date: February 11, 2000	By:/s/ DAN N. TONISSEN
(Signature)

Daniel N. Tonissen Senior Vice President, Chief Financial Officer & Director