Form 10-Q
period 2000-03-31
EZCORP INC
filed 2000-05-15
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                       COMMISSION FILE NUMBER  0-19424
                        -------------------------------
                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                       74-2540145
          --------------                                -----------------
(STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION                          IDENTIFICATION NO.)


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

As of March 31, 2000, 10,822,010 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION



               Item 1. Financial Statements (Unaudited)


                  Condensed Consolidated Balance Sheets as of March 31, 2000, March 31, 1999 and September
                  30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1


                  Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended
                  March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2


                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2000
                  and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3


                  Notes to Interim Condensed Consolidated Financial Statements  . . . . . . . . . . . . . .     4



                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15



SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                              Condensed Consolidated Balance Sheets (Unaudited)

                                                                           March 31,          March 31,           September 30,
                                                                           ---------------------------------------------------
                                                                              2000                1999                1999
                                                                           ---------           ---------           ---------
                                                                                             (In thousands)
Assets:

     Current assets:
         Cash and cash equivalents                                         $   1,816           $   2,717           $   2,899
         Pawn loans                                                           39,227              42,786              53,940
         Service charges receivable                                            7,466              12,807              16,671
         Inventory, net                                                       40,433              47,750              58,241
         Deferred tax asset                                                    7,427               1,882               1,824
         Federal income tax receivable                                         1,201                  --               1,695
         Prepaid expenses and other current assets                             2,881               3,868               3,787
                                                                           ---------           ---------           ---------

                Total current assets                                         100,451             111,810             139,057

     Investment in unconsolidated affiliate                                   13,480              13,065              13,195
     Property and equipment, net                                              64,501              52,749              60,608
     Other assets:
         Goodwill, net                                                        13,568              13,957              13,868
         Other intangible assets, net                                          3,187               3,105               3,153
         Notes receivable from related parties                                 3,240               3,000               3,000
         Other assets, net                                                     1,195               1,486               1,196
                                                                           ---------           ---------           ---------

     Total assets                                                          $ 199,622           $ 199,172           $ 234,077
                                                                           =========           =========           =========
Liabilities and stockholders' equity:
     Current liabilities:
         Current maturities of long-term debt                              $      11           $      10           $      11
         Accounts payable and other accrued expenses                           9,325               9,148              11,049
         Customer layaway deposits                                             2,591               2,617               2,422
         Income taxes payable                                                     --               1,391                  --
                                                                           ---------           ---------           ---------
                Total current liabilities                                     11,927              13,166              13,482

     Long-term debt, less current maturities                                  63,606              51,118              83,112
     Deferred tax liability                                                    1,696                  24               1,696
     Other long-term liabilities                                                 394                 127                 102
                                                                           ---------           ---------           ---------
                Total long-term liabilities                                   65,696              51,269              84,910
     Commitments and contingencies

     Stockholders' equity:
         Preferred Stock, par value $.01 per share;
            Authorized 5,000,000 shares; none issued and
            outstanding                                                           --                  --                  --
         Class A Non-voting Common Stock, par value  $.01 per
         share; Authorized 40,000,000 shares; 10,831,043 issued
            and 10,822,010 outstanding at March 31, 2000 and
            September 30, 1999; 10,820,586 issued and 10,811,553
            outstanding at March  31, 1999                                       108                 108                 108
         Class B Voting Common Stock, convertible, par value $.01
         per share; Authorized 1,198,990 shares; 1,190,057 issued
            and outstanding at March 31, 2000, March 31, 1999, and
            September 30, 1999                                                    12                  12                  12
         Additional paid-in capital                                          114,501             114,398             114,470
         Retained earnings                                                     7,700              21,060              21,715
                                                                           ---------           ---------           ---------
                                                                             122,321             135,578             136,305
         Treasury stock (9,033 shares)                                           (35)                (35)                (35)
         Receivable from stockholder                                            (729)               (729)               (729)
         Accumulated other comprehensive income                                  442                 (77)                144
                                                                           ---------           ---------           ---------
     Total stockholders' equity                                              121,999             134,737             135,685
                                                                           ---------           ---------           ---------
     Total liabilities and stockholders' equity                            $ 199,622           $ 199,172           $ 234,077
                                                                           =========           =========           =========



See Notes to Interim Condensed Consolidated Financial Statements (unaudited).


          Condensed Consolidated Statements of Operations (Unaudited)

                                                                              Three Months Ended           Six Months Ended
                                                                                   March 31,                   March 31,
                                                                            ----------------------------------------------------
                                                                               2000          1999           2000          1999
                                                                            ----------    ----------    ----------    ----------
                                                                                   (In thousands, except per share amounts)

Revenues:

       Sales                                                                $   39,436    $   36,325    $   77,525    $   70,759
       Pawn service charges                                                     13,981        23,542        29,575        49,373
       Other                                                                       280           216           537           366
                                                                            ----------    ----------    ----------    ----------

                                                                                53,697        60,083       107,637       120,498
Cost of goods sold                                                              24,850        31,101        47,482        60,122
                                                                            ----------    ----------    ----------    ----------
                  Net revenues                                                  28,847        28,982        60,155        60,376
Operating expenses:
       Operations                                                               21,970        20,047        43,778        40,164
       Administrative                                                            5,171         2,597         9,498         6,945
       Depreciation and amortization                                             2,561         2,196         5,083         4,481
                                                                            ----------    ----------    ----------    ----------
                                                                                29,702        24,840        58,359        51,590
                                                                            ----------    ----------    ----------    ----------
Operating income (loss)                                                           (855)        4,142         1,796         8,786
Interest expense, net                                                            1,200           819         2,532         1,665
Equity in net income of unconsolidated affiliate                                   (83)         (163)         (148)         (273)
(Gain) loss on sale of assets                                                      129            17          (451)           88
                                                                            ----------    ----------    ----------    ----------
Income (loss) before income taxes                                               (2,101)        3,469          (137)        7,306
Income tax expense (benefit)                                                      (714)        1,318           (47)        2,776
                                                                            ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of a change in
     accounting principle                                                       (1,387)        2,151           (90)        4,530
Cumulative effect on prior years (to September 30, 1999) of
     change in method of revenue recognition, net of tax                            --            --       (13,625)           --
                                                                            ----------    ----------    ----------    ----------
Net income (loss)                                                           $   (1,387)   $    2,151    $  (13,715)   $    4,530
                                                                            ==========    ==========    ==========    ==========
Amounts per common share (fully diluted):

     Income (loss) before cumulative effect of a change in
      accounting principle                                                  $    (0.12)   $     0.18    $    (0.01)   $     0.38

     Cumulative effect on prior years (to September 30, 1999) of
       change in method of revenue recognition, net of tax                  $       --    $       --    $    (1.13)   $       --
                                                                            ----------    ----------    ----------    ----------

     Net income (loss)                                                      $    (0.12)   $     0.18    $    (1.14)   $     0.38
                                                                            ==========    ==========    ==========    ==========

Weighted average shares outstanding:

       Basic                                                                    12,012        12,002        12,012        12,002
                                                                            ==========    ==========    ==========    ==========

       Fully diluted                                                            12,014        12,007        12,013        12,008
                                                                            ==========    ==========    ==========    ==========

Cash dividends per common share                                             $       --    $   0.0125    $   0.0125    $   0.0250
                                                                            ----------    ----------    ----------    ----------
Pro forma amounts assuming the new revenue recognition
       method is applied retroactively:

       Net income (loss)                                                    $   (1,387)   $    2,459    $      (90)   $    3,833

       Net income (loss) per diluted share                                  $    (0.12)   $     0.20    $    (0.01)   $     0.33
                                                                            ----------    ----------    ----------    ----------

 See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                   ------------------------
                                                                                      2000           1999
                                                                                   ----------    ----------
                                                                                         (In thousands)

Operating Activities:
       Net income (loss)                                                           $  (13,715)   $    4,530
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of a change in accounting principle                        13,625            --
          Depreciation and amortization                                                 5,083         4,481
          Deferred income taxes                                                         1,722            --
          Net (gain)/loss on sale or disposal of assets                                  (451)           88
          Income from investment in unconsolidated affiliate                             (148)         (273)
          Changes in operating assets and liabilities:
                Service charges receivable                                              2,036         2,036
                Inventory                                                               4,202        (3,597)
                Notes receivable from related parties                                    (240)           --
                Prepaid expenses, other current assets, and other assets, net            1141          (189)
                Accounts payable and accrued expenses                                  (1,649)          274
                Customer layaway deposits                                                 169           439
                Other long-term liabilities                                              (114)          (25)
                Federal income taxes receivable                                           319           840
                Federal income taxes payable                                               --         1,391
                                                                                   ----------    ----------

                Net cash provided by operating activities                              11,980         9,995

Investing Activities:
          Pawn loans forfeited and transferred to inventory                            39,356        38,881
          Pawn loans made                                                             (90,211)      (97,761)
          Pawn loans repaid                                                            65,568        65,953
                                                                                   ----------    ----------
                Net decrease in loans                                                  14,713         7,073

          Additions to property, plant, and equipment                                 (11,735)      (13,205)
          Additions to intangible assets                                                 (488)       (1,738)
          Acquisitions, net of cash acquired                                               --        (1,501)
          Investment in unconsolidated affiliate                                          161        (1,930)
          Proceeds from sale of assets                                                  4,092            --
                                                                                   ----------    ----------

                Net cash provided by (used in) investing activities                     6,743       (11,301)

Financing Activities:
         Proceeds from bank borrowings                                                 14,500        18,000
         Payments on borrowings                                                       (34,006)      (15,005)
         Payment of dividends                                                            (300)         (300)
                                                                                   ----------    ----------

                Net cash provided by (used in) financing activities                   (19,806)        2,695
                                                                                   ----------    ----------

Change in cash and cash equivalents                                                    (1,083)        1,389

Cash and cash equivalents at beginning of period                                        2,899         1,328
                                                                                   ----------    ----------
Cash and cash equivalents at end of period                                         $    1,816    $    2,717
                                                                                   ==========    ==========

Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                            $      298    $      (47)
                Issuance of stock options                                          $       31    $       --

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).


    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of EZCORP, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

The Company's business is subject to seasonal variations, and operating results for the six-month period ended March 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year.


NOTE B: CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of fiscal 2000, the Company changed its method of revenue recognition on pawn loans by reducing the accrual of pawn service charge revenue to the estimated amount which will be realized through loan collection and recording forfeited collateral at the lower of cost (the principal amount of the loan) or market. Previously, pawn service charges were accrued on all loans, and the carrying value of the forfeited collateral was the lower of cost (principal amount of loan plus accrued pawn service charges) or market.

The Company believes the new method of revenue recognition is preferable in that it better aligns reported net revenues and earnings with current economic trends in its business and the management of the Company. In addition, the Company believes the new method improves comparability of its operating results and financial position with similar companies.

The new method has been applied as of the beginning of the current fiscal year (October 1, 1999). The charge of $13.6 million included in the accompanying income statement for the six months ended March 31, 2000 represents the cumulative effect of applying the new method retroactively (net of an income tax benefit of $7.0 million). The effect of the accounting change on the three months ended March 31, 2000 was to reduce net loss by $2.0 million ($0.17 per share). The effect of the change on the six months ended March 31, 2000, excluding the cumulative effect of $13.6 million was to decrease the net loss by $2.8 million ($0.23 per share). The pro forma amounts presented on the accompanying statements of operations for prior periods represent the effect of retroactive application assuming the new accounting method, net of related income taxes, to prior periods.

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


The effect of the change on the three months ended December 31, 1999 is as follows (in thousands, except per share amounts):



Net income as previously reported                             $        450
Effect of change in revenue recognition method                         847
                                                              ------------

Income before cumulative effect of a change in
     accounting principle                                            1,297

Cumulative effect on prior years (to September 30, 1999) of
     change in method of revenue recognition, net of tax           (13,625)
                                                              ------------

Net loss                                                      $    (12,328)
                                                              ============

Amounts per common share (fully diluted):
  Net income as previously reported                           $       0.04
  Effect of change in revenue recognition method                      0.07
                                                              ------------

  Income before cumulative effect of a change in
       accounting principle                                           0.11

  Cumulative effect on prior years (to September 30, 1999)
  of change in method of revenue recognition, net of tax             (1.13)
                                                              ------------
  Net loss                                                    $      (1.02)
                                                              ============


NOTE C: ACCOUNTING PRINCIPLES AND PRACTICES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of estimated market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At March 31, 2000 (after giving effect to the change in accounting principle discussed in Note B), inventory reserves were $1.3 million. Inventory reserves at March 31, 1999 and September 30, 1999 amounted to $6.9 million and $8.3 million, respectively ($1.1 million and $1.4 million, respectively, pro forma for the effect of the accounting change).

Property and equipment is shown net of accumulated depreciation of $41.8 million, $33.4 million, and $37.6 million at March 31, 2000, March 31, 1999, and September 30, 1999, respectively.

Certain prior year balances have been reclassified to conform to the fiscal 2000 presentation.

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE D: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                                  Three Months Ended        Six Months Ended
                                                                       March 31,               March 31,
                                                               ---------------------------------------------------
                                                                  2000          1999         2000          1999
                                                               ----------    ----------   ----------    ----------
Numerator
           Numerator for basic and diluted earnings per
           share: net income (loss)                            $   (1,387)   $    2,151   $  (13,715)   $    4,530
                                                               ==========    ==========   ==========    ==========
Denominator
           Denominator for basic earnings per share:
               Weighted average shares                             12,012        12,002       12,012        12,002
               Effect of dilutive securities:
                   Employee Stock Options
                                                                        2            --            1            --
                   Warrants
                                                                       --             5           --             6
                                                               ----------    ----------   ----------    ----------
               Dilutive potential common shares
                                                                        2             5            1             6
                                                               ----------    ----------   ----------    ----------
           Denominator for diluted earnings per share:
           adjusted weighted average shares and assumed
           conversions                                             12,014        12,007       12,013        12,008
                                                               ==========    ==========   ==========    ==========

           Basic earnings (loss) per share                     $    (0.12)   $     0.18   $    (1.14)   $     0.38
                                                               ==========    ==========   ==========    ==========
           Diluted earnings (loss) per share                   $    (0.12)   $     0.18   $    (1.14)   $     0.38
                                                               ==========    ==========   ==========    ==========


For the three months ended March 31, 2000, options to purchase 1,583,872 weighted average shares of common stock at an average price of $11.20 per share were outstanding. Options to purchase 1,563,543 weighted average shares of common stock at an average price of $11.29 were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six months ended March 31, 2000, options to purchase 1,595,220 weighted average shares of common stock at an average price of $11.20 per share were outstanding. Options to purchase 1,585,111 weighted average shares of common stock at an average price of $11.25 were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the three months ended March 31, 1999, options to purchase 1,655,992 weighted average shares of common stock at an average price of $11.23 per share were outstanding. For the six months ended March 31, 1999, options to purchase 1,459,771 weighted average shares of common stock at an average price of $11.40 per share were outstanding. These options were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), representing 29.86% of A&B's outstanding shares.

The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


three month lag. The income reported for the Company's six month periods ended March 31, 2000 and 1999 represents its percentage interest in the results of A&B's operations, reduced by the amortization of the excess purchase price over fair market value, from July 1, 1999 to December 31, 1999 and from July 1, 1998 to December 31, 1998, respectively.

NOTE F: LONG-TERM DEBT

At March 31, 2000 the Company was in violation of the leverage ratio and the fixed charge coverage ratio covenants of its credit agreement with several banks. The banks have agreed to waive these violations in consideration of certain amendments to the credit agreement. Among other provisions, the amended credit agreement reduces the banks' aggregate commitment from $110 million to $85 million, requires the Company to pledge substantially all its assets as security for amounts advanced, and adjusts the interest rate to the agent bank's Prime Rate or Eurodollar rate plus 0 to 450 basis points, depending on certain performance criteria. During the next quarter, the Company will review with the banks a plan and financial projection for the balance of the term of the credit agreement, which matures on December 3, 2001. It is management's opinion that mutually satisfactory covenants will be negotiated based on this plan. At March 31, 2000, the Company had $64 million outstanding under this credit agreement.

NOTE G: CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising from its normal business operations. Currently, the Company is a defendant in several lawsuits, some of which involve claims for substantial amounts. While the ultimate outcome of these lawsuits cannot be predicted at this time, based upon consultation with its legal counsel, the Company believes the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance as to the ultimate outcome of these matters.

NOTE H: COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive loss for the three and six months ended March 31, 2000 was approximately $(1.1) million and $(13.4) million, and the comprehensive income for the three and six months ended March 31, 1999 was approximately $2.0 million and $4.5 million, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."

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

Accounting Change

During the second quarter of fiscal 2000, the Company changed its method of revenue recognition on pawn loans by reducing the accrual of pawn service charge revenues to the estimated amount that will be realized through loan collection, and recording forfeited collateral at the lower of the principal balance of the loan or estimated market value. Previously, pawn service charges were accrued on all loans, and the carrying value of the forfeited collateral was the lower of cost (principal amount of loan plus accrued pawn service charges) or market. The Company believes the new method of revenue recognition is preferable in that it better aligns reported net revenues and earnings with current economic trends in its business and the management of the Company. Additionally, the new method improves the comparability of the Company's financial position and operating result with similar companies. This change was made effective October 1, 1999, the first day of the Company's fiscal year.

During the period of time between the inception of a pawn loan and the later sale of the forfeited collateral, the change in accounting principle will not affect the amount of net revenues or earnings reported by the Company. It will affect only the timing of net revenues and earnings recognition. The new method will more closely align net revenues and earnings recognition with the actual collection of cash from loan payments and the sale of forfeited collateral. Additionally, the new method will reduce the impact of short-term or permanent changes in the market value of forfeited collateral on inventory reserve requirements. In management's opinion, these factors will reduce the reliance upon accounting estimates in reporting the Company's results of operations.

Management has implemented changes in the Company's operating practices and taken other actions, including the modification of employee compensation programs, to provide additional incentives for cash returns on capital employed. Adoption of the new accounting method is consistent with these actions and will present external financial statements on a basis more reflective of how the Company is managed internally.

The $13.6 million cumulative effect of this accounting change on prior years (net of a tax benefit of $7.0 million) increased net loss for the six months ended March 31, 2000. Of the $1.14 net loss per share for the six months ended March 31, 2000, $1.13 per share is attributable to the cumulative effect of the accounting change. The net loss per share for the second quarter was $0.12, compared to a pro forma net income per share of $0.20 for the second quarter of 1999 assuming retroactive application of the accounting change.

Second Quarter Ended March 31, 2000 vs. Second Quarter Ended March 31, 1999

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended March 31, 2000 and 1999.


                                                             Three Months Ended          % or
                                                               March 31, (a)             Point
                                                           2000           1999          Change(b)
                                                        ----------    ----------     --------------
                                                                     (Pro Forma)
Net revenues:
           Sales                                        $   39,436    $   36,325            8.6%
           Pawn service charges                             13,981        14,449          (3.2)%
           Other                                               280           216           29.6%
                                                        ----------    ----------
                  Total revenues                            53,697        50,989            5.3%
           Cost of goods sold                               24,850        21,445           15.9%
                                                        ----------    ----------
                  Net revenues                          $   28,847    $   29,544          (2.4)%
                                                        ==========    ==========
Other data:

           Gross profit as a percent of sales                 37.0%         41.0%     (4.0) pts.
           Average annual inventory turnover                   2.2x          2.2x           0.0x
           Inventory per store at end of the period     $      120    $      115            4.3%
           Loan balance per store at end of period      $      117    $      135         (13.3)%
           Average annualized yield on loan portfolio          132%          129%       3.0 pts.
           Redemption rate                                      79%           77%       2.0 pts.
Expenses as a percent of total revenues:
           Operating                                          40.9%         39.3%       1.6 pts.
           Administrative                                      9.6%          5.1%       4.5 pts.
           Depreciation and amortization                       4.8%          4.3%        0.5 pt.
           Interest, net                                       2.2%          1.6%        0.6 pt.
Locations in operation:
           Beginning of period                                 334           304
           Acquired                                             --             2
           Established                                           2            12
           Sold, combined or closed                             --            --
                                                        ----------    ----------
           End of period                                       336           318
                                                        ==========    ==========

--------------

(a)      In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Six Months Ended March 31, 2000 vs. Six Months Ended March 31,1999

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six months ended March 31, 2000 and 1999.


                                                                      Six Months Ended            % or
                                                                        March 31, (a)            Point
                                                                     2000          1999         Change(b)
                                                                  ----------    ----------   -------------
                                                                               (Pro Forma)
Net revenues:
           Sales                                                  $   77,525    $   70,759           9.6%
           Pawn service charges                                       29,575        29,039           1.8%
           Other                                                         537           366          46.7%
                                                                  ----------    ----------

                  Total revenues                                     107,637       100,164           7.5%
           Cost of goods sold                                         47,482        40,811          16.3%
                                                                  ----------    ----------
                  Net revenues                                    $   60,155    $   59,353           1.4%
                                                                  ==========    ==========
Other data:

           Gross profit as a percent of sales                           38.8%         42.3%    (3.5) pts.
           Average annual inventory turnover                             2.0x          2.1x        (0.1)x
           Inventory per store at end of the period               $      120    $      115           4.3%
           Loan balance per store at end of period                $      117    $      135        (13.3)%
           Average annualized yield on loan portfolio                    127%          123%      4.0 pts.
           Redemption rate                                              76.5%         75.7%       0.8 pt.
Expenses as a percent of total revenues:
           Operating                                                    40.7%         40.1%       0.6 pt.
           Administrative                                                8.8%          6.9%      1.9 pts.
           Depreciation and amortization                                 4.7%          4.5%       0.2 pt.
           Interest, net                                                 2.4%          1.7%       .07 pt.
Locations in operation:
           Beginning of period                                           331           286
           Acquired                                                       --            29
           Established                                                     5             3
           Sold, combined or closed                                       --            --
                                                                  ----------    ----------
           End of period                                                 336           318
                                                                  ==========    ==========


---------

(a)      In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

RESULTS OF OPERATIONS

The following discussion compares results for the three and six month periods ended March 31, 2000 ("Fiscal 2000 Periods") to the three and six month periods ended March 31, 1999 ("Fiscal 1999 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes. For purposes of management's discussion and analysis of results of operations and financial condition, all comparisons to the Fiscal 2000 Periods reflect the pro forma effects of applying the new accounting principle to the consolidated financial statements as if the change had occurred on September 30, 1998.

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three month Fiscal 2000 Period, pawn service charge revenue decreased $0.5 million from the three month Fiscal 1999 Period to $14.0 million. This resulted from a decrease in same store pawn service charge revenues ($1.0 million) primarily due to a 25 percent reduction in average same store pawn loan balances, offset by an increase in pawn service charge revenues from new stores not open the full three-month period ($0.5 million). The annualized yield on the average pawn loan balance increased 3.0 percentage points from the Three-month Fiscal 1999 Period to 132 percent.

For the Six-month Fiscal 2000 Period, pawn service charge revenue increased $0.5 million from the Six-month Fiscal 1999 Period to $29.6 million. This resulted from an increase in pawn service charge revenues from new stores not open the full six-month period ($1.7 million), offset by a decrease in same store pawn service charge revenues ($1.2 million) primarily due to a 21 percent reduction in average same store pawn loan balances. The annualized yield on the average pawn loan balance increased four percentage points from the Six-month Fiscal 1999 Period to 127 percent. Variations in the annualized loan yield, as we saw between these periods, are due generally to changes in the loan redemption rate and a mix shift in the loan portfolio between loans with different loan yields.

In response to falling general merchandise prices, primarily on consumer electronics, and volatile gold prices, the Company, in recent quarters, lowered the amount it will lend on certain general merchandise categories by approximately 10% and on jewelry by approximately 8%. These changes have reduced the loan balances in stores open more than a year and slowed loan growth in new stores. The Company expects these changes in lending practices to slow loan growth for the next two to three quarters.

A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the Three-month Fiscal 2000 Period, sales increased $3.1 million from the Three-month Fiscal 1999 Period to approximately $39.4 million. This resulted from an increase in same store merchandise sales ($1.2 million) and new store sales ($1.9 million). Annualized inventory turnover for the Three-month Fiscal 2000 Period, at 2.2 times, was unchanged from the turnover for the comparable period of 1999.

For the Six-month Fiscal 1999 Period, sales increased $6.8 million from the Six-month Fiscal 1999 Period to approximately $77.5 million. This resulted from an increase in same store merchandise sales ($1.0 million), new store sales ($5.6 million), and an increase in jewelry which was sold to scrap dealers or through wholesale channels ($0.2 million). Annualized inventory turnover, at
2.0 times, was slightly lower in the Six-month Fiscal 2000 Period compared to the Six-month Fiscal 1999 Period largely due to new stores, which typically have slower inventory turnover.

For the Three-month Fiscal 2000 Period, gross profits as a percentage of sales decreased four percentage points from the Three-month Fiscal 1999 Period to
37.0 percent. This decrease results from lower gross margins on merchandise sales (3.8 percentage points), a decrease in inventory shrinkage when measured as a percentage of merchandise sales (down 0.2 of a percentage point to approximately 1.2 percent) and lower gross margins on wholesale and scrap jewelry sales (0.4 of a percentage point). Over the last several quarters, the Company reduced its merchandise pricing and loan guidelines in response to a reduction in competitive retail prices, primarily in jewelry and electronics. The majority of the reduction in gross margins on merchandise sales was due to these price reductions and inventory forfeited by customers or acquired during these periods.

For the Six-month Fiscal 2000 Period, gross profits as a percentage of sales decreased 3.5 percentage points from the Six-month Fiscal 1999 Period to 38.8%. This decrease results from lower margins on merchandise sales (3.1 percentage points) and lower margins on wholesale and scrap jewelry sales (0.4 of a percentage point). Inventory shrinkage for the Six-month Fiscal 2000 Period was unchanged from the same period of the prior year at 1.1 percent, when measured as a percent of merchandise sales.

In the Three-month Fiscal 2000 Period, operating expenses as a percentage of total revenues increased 1.6 percentage points from the Three-month Fiscal 1999 Period to 40.9 percent. This increase results primarily from new stores, which typically experience higher levels of operating expense relative to revenues (1.3 percentage points) and an increase in same store operating expenses, primarily labor (0.3 of a percentage point). Administrative expenses increased
4.5 percentage points to 9.6 percent, primarily due to higher labor and incentive compensation expense (2.2 percentage points), the write-down of a past due note receivable (0.8 of a percentage point), and non-capitalizable software development costs (0.6 of a percentage point).

In the Six-month Fiscal 2000 Period, operating expenses as a percentage of total revenues increased 0.6 of a percentage point from the Six-month Fiscal 1999 Period to 40.7 percent. This increase results primarily from new stores, which typically experience higher levels of operating expense relative to revenues (0.8 of a percentage point), offset by a reduction in same store operating expenses (0.2 of a percentage point). Administrative expenses increased 1.9 percentage points to 8.8 percent, primarily from higher labor and incentive compensation expense (0.7 of a percentage point), the write-down of a past due note receivable (0.3 of a percentage point), and non-capitalizable software development costs (0.3 of a percentage point).

Interest expense increased by 0.6 and 0.7 of a percentage point, respectively, from the Fiscal 1999 Periods largely due to increased average debt balances.


Liquidity and Capital Resources

Net cash provided by operating activities for the Six-month Fiscal 2000 Period was $12.0 million compared to $10.0 million provided in the Fiscal 1999 Period, an increase of $2.0 million. The decrease in inventory, which increases the cash provided by operating activities, was $4.2 million in the Fiscal 2000 Period compared to an increase in inventory of $3.6 million in the comparable Fiscal 1999 Period, comprising $7.8 million of the net increase in cash provided by operating activities. Partially offsetting this source of cash was a $4.6 million reduction in the net income prior to the cumulative effect of a change in accounting principles and a decrease in accounts payable and accrued expenses which was $1.9 million larger than the change in the Fiscal 1999 Period. Smaller changes in other operating assets and liabilities reduced cash provided by operating activities $0.8 million, as did a gain of $0.5 million on the sale of assets in the Fiscal 2000 Period. Net cash provided by investing activities was $6.7 million for the Fiscal 2000 Period compared to $11.3 million used in the Fiscal 1999 Period. The change is due to larger decreases in pawn loan balances in the Fiscal 2000 Period compared to the Fiscal 1999 Period, lower levels of capital expenditures and investments, and proceeds of $4.1 million from the sale of certain assets. The change in accounting principle had no impact on cash generated from operating activities.

In the Fiscal 2000 Period, the Company invested approximately $11.7 million to upgrade or replace existing equipment and computer systems, open five newly established stores, and make improvements to several existing stores. The Company funded these expenditures from cash flow provided by operating activities while reducing bank borrowings by approximately $19.5 million. The Company plans to significantly reduce its new store expansion to six stores during fiscal 2000, including the five stores already opened. The Company anticipates that cash flow from operations and funds available under its amended bank line of credit will be adequate to fund planned capital expenditures and working capital requirements for the remainder of the fiscal year. However, there can be no assurance that the Company's cash flow from operating activities and funds available under the line of credit will be adequate for these expenditures.

At March 31, 2000 the Company was in violation of the leverage ratio and the fixed charge coverage ratio covenants of its credit agreement with several banks. The banks have agreed to waive these violations in consideration of certain amendments to the credit agreement. Among other provisions, the amended credit agreement reduces the banks' aggregate commitment from $110 million to $85 million, requires the Company to pledge substantially all its assets as security for amounts advanced, and adjusts the interest rate to the agent bank's Prime Rate or Eurodollar rate plus 0 to 450 basis points, depending on certain performance criteria. During the next quarter, the Company will review with the banks a plan and financial projection for the balance of the term of the credit agreement, which matures on December 3, 2001. It is management's opinion that mutually satisfactory covenants will be negotiated based on this plan. At March 31, 2000, the Company had $64 million outstanding under this credit agreement.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at March 31, 2000 is comprised of variable-rate debt instruments. At March 31, 2000, the interest rate on the majority of the Company's variable-rate debt instruments was 131 basis points higher than it was at September 30, 1999. If interest rates average 131 basis points more during fiscal 2000, the Company's interest expense for the year would increase by approximately $0.8 million. This amount is determined by considering the impact of the recent interest rate increase on the Company's variable rate long-term debt at March 31, 2000.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during the quarter ended March 31, 2000 was approximately $0.3 million. On March 31, 2000, the U.K. pound closed at 0.6266 to 1.00 U.S. dollar, an increase from 0.6186 at December 31, 1999. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.


Forward-Looking Information

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yield on loan portfolio, redemption rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, the Company's ability to amend its credit agreement with mutually satisfactory covenants, and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At March 31, 2000, the Company obtained a waiver from its credit agreement lenders for the breach of its leverage ratio covenant and its fixed charge coverage ratio covenant at that date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K




           (a)       Exhibit                                                       Incorporated by
                     Number                      Description                        Reference to
                     -------                     -----------                       ---------------

                     10.79        Second Amendment to Credit Agreement and
                                  Waiver between the Company and Wells
                                  Fargo Bank Texas, N.A., as Agent and
                                  Issuing  Bank, re: $85 million Revolving
                                  Credit Loan.                                      Filed herewith

                     18           Letter from Ernst & Young LLP re: change
                                  in accounting principle                           Filed herewith

                     27           Financial Data Schedule                           Filed herewith


           (b)       Reports on Form 8-K

                     The Company has not filed any reports on Form 8-K for the quarter ended March 31, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     EZCORP, INC.
                                                     (Registrant)



Date: May 15, 2000                               By: /s/ DAN N. TONISSEN
                                                     --------------------
                                                         (Signature)

                                                     Daniel N. Tonissen
                                                     Senior Vice President,
                                                     Chief Financial Officer &
                                                     Director

                                 EXHIBIT INDEX





           (a)       Exhibit                                                     Incorporated by
                     Number                      Description                       Reference to
                     -------                     -----------                     ---------------

                     10.79        Second Amendment to Credit Agreement and
                                  Waiver between the Company and Wells
                                  Fargo Bank Texas, N.A., as Agent and
                                  Issuing  Bank, re: $85 million Revolving
                                  Credit Loan.                                    Filed herewith

                     18           Letter from Ernst & Young LLP re: change in
                                  accounting principle                            Filed herewith

                     27           Financial Data Schedule                         Filed herewith
