Form 10-Q/A
period 2000-03-31
EZCORP INC
filed 2000-08-14
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-Q/A

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

================================================================================

                                  EZCORP, INC.
                              INDEX TO FORM 10-Q/A


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


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheets (Unaudited)

                                                                           March 31,          March 31,           September 30,
                                                                           ---------------------------------------------------
                                                                              2000                1999                1999
                                                                           ---------           ---------           ---------
                                                                                             (In thousands)
Assets:

     Current assets:
         Cash and cash equivalents                                         $   1,816           $   2,717           $   2,899
         Pawn loans                                                           39,227              42,786              53,940
         Service charges receivable                                            7,466              12,807              16,671
         Inventory, net                                                       39,455              47,750              58,241
         Deferred tax asset                                                    7,759               1,882               1,824
         Federal income tax receivable                                         1,202                  --               1,695
         Prepaid expenses and other current assets                             2,881               3,868               3,787
                                                                           ---------           ---------           ---------

                Total current assets                                          99,806             111,810             139,057

     Investment in unconsolidated affiliate                                   13,480              13,065              13,195
     Property and equipment, net                                              64,501              52,749              60,608
     Other assets:
         Goodwill, net                                                        13,568              13,957              13,868
         Other intangible assets, net                                          3,187               3,105               3,153
         Notes receivable from related parties                                 3,240               3,000               3,000
         Other assets, net                                                     1,195               1,486               1,196
                                                                           ---------           ---------           ---------

     Total assets                                                          $ 198,977           $ 199,172           $ 234,077
                                                                           =========           =========           =========
Liabilities and stockholders' equity:
     Current liabilities:
         Current maturities of long-term debt                              $      11           $      10           $      11
         Accounts payable and other accrued expenses                           9,325               9,148              11,049
         Customer layaway deposits                                             2,591               2,617               2,422
         Income taxes payable                                                     --               1,391                  --
                                                                           ---------           ---------           ---------
                Total current liabilities                                     11,927              13,166              13,482

     Long-term debt, less current maturities                                  63,606              51,118              83,112
     Deferred tax liability                                                    1,696                  24               1,696
     Other long-term liabilities                                                 394                 127                 102
                                                                           ---------           ---------           ---------
                Total long-term liabilities                                   65,696              51,269              84,910
     Commitments and contingencies

     Stockholders' equity:
         Preferred Stock, par value $.01 per share;
            Authorized 5,000,000 shares; none issued and
            outstanding                                                           --                  --                  --
         Class A Non-voting Common Stock, par value  $.01 per
         share; Authorized 40,000,000 shares; 10,831,043 issued
            and 10,822,010 outstanding at March 31, 2000 and
            September 30, 1999; 10,820,586 issued and 10,811,553
            outstanding at March  31, 1999                                       108                 108                 108
         Class B Voting Common Stock, convertible, par value $.01
         per share; Authorized 1,198,990 shares; 1,190,057 issued
            and outstanding at March 31, 2000, March 31, 1999, and
            September 30, 1999                                                    12                  12                  12
         Additional paid-in capital                                          114,501             114,398             114,470
         Retained earnings                                                     7,055              21,060              21,715
                                                                           ---------           ---------           ---------
                                                                             121,676             135,578             136,305
         Treasury stock (9,033 shares)                                           (35)                (35)                (35)
         Receivable from stockholder                                            (729)               (729)               (729)
         Accumulated other comprehensive income                                  442                 (77)                144
                                                                           ---------           ---------           ---------
     Total stockholders' equity                                              121,354             134,737             135,685
                                                                           ---------           ---------           ---------
     Total liabilities and stockholders' equity                            $ 198,977           $ 199,172           $ 234,077
                                                                           =========           =========           =========



See Notes to Interim Condensed Consolidated Financial Statements (unaudited).


          Condensed Consolidated Statements of Operations (Unaudited)

                                                                              Three Months Ended           Six Months Ended
                                                                                   March 31,                   March 31,
                                                                            ----------------------------------------------------
                                                                               2000          1999           2000          1999
                                                                            ----------    ----------    ----------    ----------
                                                                                   (In thousands, except per share amounts)

Revenues:

       Sales                                                                $   39,436    $   36,325    $   77,525    $   70,759
       Pawn service charges                                                     13,981        23,542        29,575        49,373
       Other                                                                       280           216           537           366
                                                                            ----------    ----------    ----------    ----------

                                                                                53,697        60,083       107,637       120,498
Cost of goods sold                                                              24,687        31,101        47,370        60,122
                                                                            ----------    ----------    ----------    ----------
                  Net revenues                                                  29,010        28,982        60,267        60,376
Operating expenses:
       Operations                                                               21,970        20,047        43,778        40,164
       Administrative                                                            5,171         2,597         9,498         6,945
       Depreciation and amortization                                             2,561         2,196         5,083         4,481
                                                                            ----------    ----------    ----------    ----------
                                                                                29,702        24,840        58,359        51,590
                                                                            ----------    ----------    ----------    ----------
Operating income (loss)                                                           (692)        4,142         1,908         8,786
Interest expense, net                                                            1,200           819         2,532         1,665
Equity in net income of unconsolidated affiliate                                   (83)         (163)         (148)         (273)
(Gain) loss on sale of assets                                                      129            17          (451)           88
                                                                            ----------    ----------    ----------    ----------
Income (loss) before income taxes                                               (1,938)        3,469           (25)        7,306
Income tax expense (benefit)                                                      (659)        1,318            (9)        2,776
                                                                            ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of a change in
     accounting principle                                                       (1,279)        2,151           (16)        4,530
Cumulative effect on prior years (to September 30, 1999) of
     change in method of revenue recognition, net of tax                            --            --       (14,344)           --
                                                                            ----------    ----------    ----------    ----------
Net income (loss)                                                           $   (1,279)   $    2,151    $  (14,360)   $    4,530
                                                                            ==========    ==========    ==========    ==========
Amounts per common share (fully diluted):

     Income (loss) before cumulative effect of a change in
      accounting principle                                                  $    (0.11)   $     0.18    $    (0.01)   $     0.38

     Cumulative effect on prior years (to September 30, 1999) of
       change in method of revenue recognition, net of tax                  $       --    $       --    $    (1.19)   $       --
                                                                            ----------    ----------    ----------    ----------

     Net income (loss)                                                      $    (0.11)   $     0.18    $    (1.20)   $     0.38
                                                                            ==========    ==========    ==========    ==========

Weighted average shares outstanding:

       Basic                                                                    12,012        12,002        12,012        12,002
                                                                            ==========    ==========    ==========    ==========

       Fully diluted                                                            12,014        12,007        12,013        12,008
                                                                            ==========    ==========    ==========    ==========

Cash dividends per common share                                             $       --    $   0.0125    $   0.0125    $   0.0250
                                                                            ----------    ----------    ----------    ----------
Pro forma amounts assuming the new revenue recognition
       method is applied retroactively:

       Net income (loss)                                                    $   (1,279)   $    2,483    $      (16)   $    3,794

       Net income (loss) per diluted share                                  $    (0.11)   $     0.21    $    (0.01)   $     0.32
                                                                            ----------    ----------    ----------    ----------

 See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                   ------------------------
                                                                                      2000           1999
                                                                                   ----------    ----------
                                                                                         (In thousands)

Operating Activities:
       Net income (loss)                                                           $  (14,360)   $    4,530
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of a change in accounting principle                        14,344            --
          Depreciation and amortization                                                 5,083         4,481
          Deferred income taxes                                                         1,761            --
          Net (gain)/loss on sale or disposal of assets                                  (451)           88
          Income from investment in unconsolidated affiliate                             (148)         (273)
          Changes in operating assets and liabilities:
                Service charges receivable                                              2,036         2,036
                Inventory                                                               4,090        (3,597)
                Notes receivable from related parties                                    (240)           --
                Prepaid expenses, other current assets, and other assets, net            1141          (189)
                Accounts payable and accrued expenses                                  (1,649)          274
                Customer layaway deposits                                                 169           439
                Other long-term liabilities                                              (114)          (25)
                Federal income taxes receivable                                           318           840
                Federal income taxes payable                                               --         1,391
                                                                                   ----------    ----------

                Net cash provided by operating activities                              11,980         9,995

Investing Activities:
          Pawn loans forfeited and transferred to inventory                            39,356        38,881
          Pawn loans made                                                             (90,211)      (97,761)
          Pawn loans repaid                                                            65,568        65,953
                                                                                   ----------    ----------
                Net decrease in loans                                                  14,713         7,073

          Additions to property, plant, and equipment                                 (11,735)      (13,205)
          Additions to intangible assets                                                 (488)       (1,738)
          Acquisitions, net of cash acquired                                               --        (1,501)
          Investment in unconsolidated affiliate                                          161        (1,930)
          Proceeds from sale of assets                                                  4,092            --
                                                                                   ----------    ----------

                Net cash provided by (used in) investing activities                     6,743       (11,301)

Financing Activities:
         Proceeds from bank borrowings                                                 14,500        18,000
         Payments on borrowings                                                       (34,006)      (15,005)
         Payment of dividends                                                            (300)         (300)
                                                                                   ----------    ----------

                Net cash provided by (used in) financing activities                   (19,806)        2,695
                                                                                   ----------    ----------

Change in cash and cash equivalents                                                    (1,083)        1,389

Cash and cash equivalents at beginning of period                                        2,899         1,328
                                                                                   ----------    ----------
Cash and cash equivalents at end of period                                         $    1,816    $    2,717
                                                                                   ==========    ==========

Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                            $      298    $      (47)
                Issuance of stock options                                          $       31    $       --

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).


    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE A: BASIS OF PRESENTATION

Subsequent to filing its Form 10-Q report for the quarter ended March 31, 2000, the Company discovered it had overlooked information required to properly calculate the effects of changing its method of accounting for pawn service charge revenues. This Form 10-Q/A restates the previously reported amounts for the effect of the correction. The principal adjustments resulting from this restatement were to change the cumulative effect on prior years to $14.3 million, an increase of $0.7 million from the previously reported amount of $13.6 million and to reduce by $0.1 million the loss before cumulative effect for the three and six-month periods ended March 31, 2000.

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

The new method has been applied as of the beginning of the current fiscal year (October 1, 1999). As discussed in Note A, these amounts have been restated from those initially reported. The charge of $14.3 million included in the accompanying income statement for the six months ended March 31, 2000 represents the cumulative effect of applying the new method retroactively (net of an income tax benefit of $7.4 million). The effect of the accounting change on the three months ended March 31, 2000 was to reduce net loss by $2.1 million ($0.17 per share). The effect of the change on the six months ended March 31, 2000, excluding the cumulative effect of $14.3 million was to decrease the net loss by $2.9 million ($0.24 per share). The pro forma amounts presented on the accompanying statements of operations for prior periods represent the effect of retroactive application assuming the new accounting method, net of related income taxes, to prior periods.

The effect of the change on the three months ended December 31, 1999 is as follows (in thousands, except per share amounts):

Net income as previously reported                              $    450
Effect of change in revenue recognition method                      813
                                                               --------
Income before cumulative effect of a change in
  accounting principle                                            1,263

Cumulative effect on prior years (to September 30, 1999) of
  change in method of revenue recognition, net of tax           (14,344)
                                                               --------
Net loss                                                       $(13,081)

Amounts per common share (fully diluted):
 Net income as previously reported                             $   0.04
 Effect of change in revenue recognition method                    0.07
                                                               --------

Income before cumulative effect of a change in
   accounting principle                                            0.11

Cumulative effect on prior years (to September 30, 1999)
of change in method of revenue recognition, net of tax            (1.19)
                                                               --------
Net loss                                                       $  (1.08)

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE C: ACCOUNTING PRINCIPLES AND PRACTICES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of estimated market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At March 31, 2000 (after giving effect to the change in accounting principle discussed in Note B), inventory reserves were $1.2 million. Inventory reserves at March 31, 1999 and September 30, 1999 amounted to $6.9 million and $8.3 million, respectively ($1.1 million and $1.4 million, respectively, pro forma for the effect of the accounting change).

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

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE D: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                                  Three Months Ended        Six Months Ended
                                                                       March 31,               March 31,
                                                               ---------------------------------------------------
                                                                  2000          1999         2000          1999
                                                               ----------    ----------   ----------    ----------
Numerator
           Numerator for basic and diluted earnings per
           share: net income (loss)                            $   (1,279)   $    2,151   $  (14,360)   $    4,530
                                                               ==========    ==========   ==========    ==========
Denominator
           Denominator for basic earnings per share:
               Weighted average shares                             12,012        12,002       12,012        12,002
               Effect of dilutive securities:
                   Employee Stock Options
                                                                        2            --            1            --
                   Warrants
                                                                       --             5           --             6
                                                               ----------    ----------   ----------    ----------
               Dilutive potential common shares
                                                                        2             5            1             6
                                                               ----------    ----------   ----------    ----------
           Denominator for diluted earnings per share:
           adjusted weighted average shares and assumed
           conversions                                             12,014        12,007       12,013        12,008
                                                               ==========    ==========   ==========    ==========

           Basic earnings (loss) per share                     $    (0.11)   $     0.18   $    (1.20)   $     0.38
                                                               ==========    ==========   ==========    ==========
           Diluted earnings (loss) per share                   $    (0.11)   $     0.18   $    (1.20)   $     0.38
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

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


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

NOTE H: COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive loss for the three and six months ended March 31, 2000 was approximately $(1.0) million and $(14.1) million, and the comprehensive income for the three and six months ended March 31, 1999 was approximately $2.0 million and $4.5 million, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."

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

Restatement

Subsequent to filing its Form 10-Q report for the quarter ended March 31, 2000, the Company discovered it had overlooked information required to properly calculate the effects of changing its method of accounting for pawn service charge revenues. This Form 10-Q/A restates the previously reported amounts for the effect of the correction. The principal adjustments resulting from this restatement were to change the cumulative effect on prior years to $14.3 million, an increase of $0.7 million from the previously reported amount of $13.6 million and to reduce by $0.1 million the loss before cumulative effect from the three and six-month periods ended March 31, 2000.

Accounting Change

During the second quarter of fiscal 2000, the Company changed its method of revenue recognition on pawn loans by reducing the accrual of pawn service charge revenues to the estimated amount that will be realized through loan collection, and recording forfeited collateral at the lower of the principal balance of the loan or estimated market value. Previously, pawn service charges were accrued on all loans, and the carrying value of the forfeited collateral was the lower of cost (principal amount of loan plus accrued pawn service charges) or market. The Company believes the new method of revenue recognition is preferable in that it better aligns reported net revenues and earnings with current economic trends in its business and the management of the Company. Additionally, the new method improves the comparability of the Company's financial position and operating result with similar companies. This change was made effective October 1, 1999, the first day of the Company's fiscal year. As discussed in Note A to the accompanying financial statements, amounts initially reported on the Company's Form 10-Q for the quarter ended March 31, 2000 have been restated.

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

The $14.3 million cumulative effect of this accounting change on prior years (net of a tax benefit of $7.4 million) increased net loss for the six months ended March 31, 2000. Of the $1.20 net loss per share for the six months ended March 31, 2000, $1.19 per share is attributable to the cumulative effect of the accounting change. The net loss per share for the second quarter was $0.11, compared to a pro forma net income per share of $0.21 for the second quarter of 1999 assuming retroactive application of the accounting change.

Second Quarter Ended March 31, 2000 vs. Second Quarter Ended March 31, 1999

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended March 31, 2000 and 1999.


                                                             Three Months Ended          % or
                                                               March 31, (a)             Point
                                                           2000           1999          Change(b)
                                                        ----------    ----------     --------------
                                                                     (Pro Forma)
Net revenues:
           Sales                                        $   39,436    $   36,325            8.6%
           Pawn service charges                             13,981        14,449          (3.2)%
           Other                                               280           216           29.6%
                                                        ----------    ----------
                  Total revenues                            53,697        50,989            5.3%
           Cost of goods sold                               24,687        21,405           15.3%
                                                        ----------    ----------
                  Net revenues                          $   29,010    $   29,584          (1.9)%
                                                        ==========    ==========
Other data:

           Gross profit as a percent of sales                 37.4%         41.1%     (3.7) pts.
           Average annual inventory turnover                   2.2x          2.2x           0.0x
           Inventory per store at end of the period     $      117    $      113            3.5%
           Loan balance per store at end of period      $      117    $      135         (13.3)%
           Average annualized yield on loan portfolio          132%          129%       3.0 pts.
           Redemption rate                                      79%           77%       2.0 pts.
Expenses as a percent of total revenues:
           Operating                                          40.9%         39.3%       1.6 pts.
           Administrative                                      9.6%          5.1%       4.5 pts.
           Depreciation and amortization                       4.8%          4.3%        0.5 pt.
           Interest, net                                       2.2%          1.6%        0.6 pt.
Locations in operation:
           Beginning of period                                 334           304
           Acquired                                             --             2
           Established                                           2            12
           Sold, combined or closed                             --            --
                                                        ----------    ----------
           End of period                                       336           318
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


                                                                      Six Months Ended            % or
                                                                        March 31, (a)            Point
                                                                     2000          1999         Change(b)
                                                                  ----------    ----------   -------------
                                                                               (Pro Forma)
Net revenues:
           Sales                                                  $   77,525    $   70,759           9.6%
           Pawn service charges                                       29,575        29,039           1.8%
           Other                                                         537           366          46.7%
                                                                  ----------    ----------

                  Total revenues                                     107,637       100,164           7.5%
           Cost of goods sold                                         47,370        40,875          15.9%
                                                                  ----------    ----------
                  Net revenues                                    $   60,267    $   59,289           1.6%
                                                                  ==========    ==========
Other data:

           Gross profit as a percent of sales                           38.9%         42.2%    (3.3) pts.
           Average annual inventory turnover                             2.1x          2.2x        (0.1)x
           Inventory per store at end of the period               $      117    $      113           3.5%
           Loan balance per store at end of period                $      117    $      135        (13.3)%
           Average annualized yield on loan portfolio                    127%          123%      4.0 pts.
           Redemption rate                                              76.5%         75.7%       0.8 pt.
Expenses as a percent of total revenues:
           Operating                                                    40.7%         40.1%       0.6 pt.
           Administrative                                                8.8%          6.9%      1.9 pts.
           Depreciation and amortization                                 4.7%          4.5%       0.2 pt.
           Interest, net                                                 2.4%          1.7%       .07 pt.
Locations in operation:
           Beginning of period                                           331           286
           Acquired                                                       --            29
           Established                                                     5             3
           Sold, combined or closed                                       --            --
                                                                  ----------    ----------
           End of period                                                 336           318
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

For the Three-month Fiscal 2000 Period, gross profits as a percentage of sales decreased 3.7 percentage points from the Three-month Fiscal 1999 Period to
37.4 percent. This decrease results from lower gross margins on merchandise sales (3.5 percentage points), a decrease in inventory shrinkage when measured as a percentage of merchandise sales (down 0.2 of a percentage point to approximately 1.3 percent) and lower gross margins on wholesale and scrap jewelry sales (0.4 of a percentage point). Over the last several quarters, the Company reduced its merchandise pricing and loan guidelines in response to a reduction in competitive retail prices, primarily in jewelry and electronics. The majority of the reduction in gross margins on merchandise sales was due to these price reductions and inventory forfeited by customers or acquired during these periods.

For the Six-month Fiscal 2000 Period, gross profits as a percentage of sales decreased 3.3 percentage points from the Six-month Fiscal 1999 Period to 38.9%. This decrease results from lower margins on merchandise sales (2.9 percentage points) and lower margins on wholesale and scrap jewelry sales (0.4 of a percentage point). Inventory shrinkage for the Six-month Fiscal 2000 Period was unchanged from the same period of the prior year at 1.1 percent, when measured as a percent of merchandise sales.

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


                                                     EZCORP, INC.
                                                     (Registrant)



Date: August 14, 2000                            By: /s/ DAN N. TONISSEN
                                                     --------------------
                                                         (Signature)

                                                     Daniel N. Tonissen
                                                     Senior Vice President,
                                                     Chief Financial Officer &
                                                     Director