Form 10-Q
period 2000-06-30
EZCORP INC
filed 2000-08-14
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                         COMMISSION FILE NUMBER 0-19424

                                  EZCORP, INC.
 -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              74-2540145
                  --------                              ----------
        (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                    1901 CAPITAL PARKWAY AUSTIN, TEXAS 78746
               --------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (512) 314-3400
                                 ---------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       NA
                                 ---------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.

As of June 30, 2000, 10,822,010 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                                                                        PAGE
                                                                                                                        ----
PART I.   FINANCIAL INFORMATION


          Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 2000, June 30, 1999 and
          September 30, 1999........................................................................................      1

          Condensed Consolidated Statements of Operations for the Three Months and
          Nine Months Ended June 30, 2000 and 1999..................................................................      2

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30,
          2000 and 1999.............................................................................................      3

          Notes to Interim Condensed Consolidated Financial Statements..............................................      4

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................................................      7

PART II.  OTHER INFORMATION.........................................................................................     13

SIGNATURE...........................................................................................................     14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           JUNE 30,        JUNE 30,      SEPTEMBER 30,
                                                                            2000             1999            1999
                                                                          ---------       ---------      ------------
                                                                                        (In thousands)

Assets:
     Current assets:
         Cash and cash equivalents                                        $   1,229       $   1,889       $   2,899
         Pawn loans                                                          45,770          51,891          53,940
         Service charges receivable                                           8,575          15,446          16,671
         Inventory, net                                                      39,976          50,212          58,241
         Deferred tax asset                                                   8,023           1,882           1,824
         Federal income tax receivable                                        1,949             230           1,695
         Prepaid expenses and other current assets                            2,906           3,622           3,787
                                                                          ---------       ---------       ---------

                Total current assets                                        108,428         125,172         139,057

     Investment in unconsolidated affiliate                                  14,488          12,998          13,195
     Property and equipment, net                                             65,265          56,483          60,608
     Other assets:
         Goodwill, net                                                       13,429          14,013          13,868
         Other intangible assets, net                                         3,130           3,082           3,153
         Notes receivable from related parties                                3,220           3,000           3,000
         Other assets, net                                                    1,220           1,508           1,196
                                                                          ---------       ---------       ---------

     Total assets                                                         $ 209,180       $ 216,256       $ 234,077
                                                                          =========       =========       =========

Liabilities and stockholders' equity:
     Current liabilities:
         Current maturities of long-term debt                             $  76,012       $      10       $      11
         Accounts payable and other accrued expenses                          9,596           8,599          11,049
         Customer layaway deposits                                            2,245           2,256           2,422
                Total current liabilities                                    87,853          10,865          13,482

     Long-term debt, less current maturities                                    103          70,115          83,112
     Deferred tax liability                                                   1,696              24           1,696
     Other long-term liabilities                                                387             114             102
                                                                          ---------       ---------       ---------
                Total long-term liabilities                                   2,186          70,253          84,910

     Commitments and contingencies

     Stockholders' equity:
         Preferred Stock, par value $.01 per share;
            Authorized 5,000,000 shares; none issued and outstanding             --              --              --
         Class A Non-voting Common Stock, par value $.01 per Share;
            Authorized 40,000,000 shares; 10,831,043 issued And
            10,822,010 outstanding at June 30, 2000, June 30, 1999,
            And September 30, 1999                                              108             108             108
         Class B Voting Common Stock, convertible, par value $.01
            per share; Authorized 1,198,990 shares; 1,190,057 issued
            And outstanding at June 30, 2000, June 30, 1999, and
            September 30, 1999                                                   12              12              12
         Additional paid-in capital                                         114,501         114,470         114,470
         Retained earnings                                                    4,905          21,379          21,715
                                                                          ---------       ---------       ---------
                                                                            119,526         135,969         136,305
         Treasury stock (9,033 shares)                                          (35)            (35)            (35)
         Receivable from stockholder                                           (729)           (729)           (729)
         Accumulated other comprehensive income                                 379             (67)            144
                                                                          ---------       ---------       ---------
     Total stockholders' equity                                             119,141         135,138         135,685
                                                                          ---------       ---------       ---------
     Total liabilities and stockholders' equity                           $ 209,180       $ 216,256       $ 234,077
                                                                          =========       =========       =========


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                         2000           1999             2000           1999
                                                                      ---------       ---------       ---------       ---------
                                                                               (In thousands, except per share amounts)

Revenues:
       Sales                                                          $  28,448       $  29,124       $ 105,973       $  99,883
       Pawn service charges                                              13,511          24,563          43,086          73,936
       Other                                                                279             215             816             581
                                                                      ---------       ---------       ---------       ---------

                                                                         42,238          53,902         149,875         174,400
Cost of goods sold                                                       16,085          25,382          63,455          85,504
                                                                      ---------       ---------       ---------       ---------
           Net revenues                                                  26,153          28,520          86,420          88,896
Operating expenses:
       Operations                                                        20,669          21,059          64,446          61,311
       Administrative                                                     4,817           3,600          14,314          10,545
       Depreciation and amortization                                      2,492           2,458           7,575           6,939
                                                                      ---------       ---------       ---------       ---------
                                                                         27,978          27,117          86,335          78,795
                                                                      ---------       ---------       ---------       ---------
Operating income (loss)                                                  (1,825)          1,403              85          10,101
Interest expense, net                                                     1,196             849           3,728           2,514
Equity in net income of unconsolidated affiliate                            (69)            (75)           (216)           (348)
(Gain) loss on sale of assets                                               208              --            (242)             --
                                                                      ---------       ---------       ---------       ---------
Income (loss) before income taxes                                        (3,160)            629          (3,185)          7,935
Income tax expense (benefit)                                             (1,010)            160          (1,019)          2,936
                                                                      ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of a change in
     accounting principle                                                (2,150)            469          (2,166)          4,999
Cumulative effect on prior years (to September 30, 1999) of
     change in method of revenue recognition, net of tax                     --              --         (14,344)             --
                                                                      ---------       ---------       ---------       ---------
Net income (loss)                                                     $  (2,150)      $     469       $ (16,510)      $   4,999
                                                                      =========       =========       =========       =========
Amounts per common share (fully diluted):

     Income (loss) before cumulative effect of a change in
       accounting principle                                           $   (0.18)      $    0.04       $   (0.18)      $    0.42

     Cumulative effect on prior years (to September 30, 1999) of
       change in method of revenue recognition, net of tax            $      --       $      --       $   (1.19)      $      --
                                                                      ---------       ---------       ---------       ---------

     Net income (loss)                                                $   (0.18)      $   (0.04)      $   (1.37)      $    0.42
                                                                      =========       =========       =========       =========

Weighted average shares outstanding:

       Basic                                                             12,012          12,011          12,012          12,005
                                                                      =========       =========       =========       =========

       Fully Diluted                                                     12,012          12,015          12,012          12,011
                                                                      =========       =========       =========       =========

Cash dividends per common share                                       $      --       $  0.0125       $  0.0250       $  0.0375
                                                                      ---------       ---------       ---------       ---------
Pro forma amounts assuming the new revenue recognition
       method is applied retroactively:

       Net income (loss)                                              $  (2,150)      $    (945)      $ (16,510)      $   2,849

       Net income (loss) per diluted share                            $   (0.18)      $   (0.08)      $   (1.37)      $    0.24


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                    2000           1999
                                                                                 ---------       ---------
                                                                                     (In thousands)

Operating Activities:
   Net income (loss)                                                             $ (16,510)      $   4,999
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Cumulative effect of a change in accounting principle                         14,344              --
      Depreciation and amortization                                                  7,575           6,939
      Deferred income taxes                                                          1,489              --
      Net (gain)/loss on sale or disposal of assets                                   (242)            149
      Income from investment in unconsolidated affiliate                              (216)           (348)
      Changes in operating assets and liabilities:
         Service charges receivable                                                    927            (603)
         Inventory                                                                   3,575          (6,052)
         Notes receivable from related parties                                        (220)
         Prepaid expenses, other current assets, and other assets, net               1,103               5
         Accounts payable and accrued expenses                                      (1,307)           (201)
         Customer layaway deposits                                                    (176)             78
         Other long-term liabilities                                                  (121)            (38)
         Federal income taxes receivable                                              (428)            610

         Net cash provided by operating activities                                   9,793           5,538

Investing Activities:
    Pawn loans forfeited and transferred to inventory                               53,688          55,589
    Pawn loans made                                                               (138,316)       (152,493)
    Pawn loans repaid                                                               92,798          94,971
                                                                                 ---------       ---------
       Net decrease in loans                                                         8,170          (1,933)

    Additions to property, plant, and equipment                                    (14,956)        (19,213)
    Additions to intangible assets                                                    (621)         (1,793)
    Acquisitions, net of cash acquired                                                  --          (1,803)
    Investment in unconsolidated affiliate                                            (841)         (1,777)
    Proceeds from sale of assets                                                     4,093              --
                                                                                 ---------       ---------

       Net cash used in investing activities                                        (4,155)        (26,519)

Financing Activities:
     Proceeds from bank borrowings                                                  31,500          38,000
     Payments on borrowings                                                        (38,508)        (16,008)
     Payment of dividends                                                             (300)           (450)
                                                                                 ---------       ---------

        Net cash provided by (used in) financing activities                         (7,308)         21,542
                                                                                 ---------       ---------

Change in cash and cash equivalents                                                 (1,670)            561

Cash and cash equivalents at beginning of period                                     2,899           1,328
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $   1,229       $   1,889
                                                                                 =========       =========

Non-cash Investing and Financing Activities:
         Foreign currency translation adjustment                                 $     235       $     (37)
         Issuance of stock options                                               $      31       $      72


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

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

The Company's business is subject to seasonal variations, and operating results for the nine-month period ended June 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year.

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

The new method has been applied as of the beginning of the current fiscal year (October 1, 1999). The charge of $14.3 million included in the accompanying income statement for the nine months ended June 30, 2000 represents the cumulative effect of applying the new method retroactively (net of an income tax benefit of $7.4 million). The pro forma amounts presented on the accompanying statements of operations for prior periods represent the effect of retroactive application assuming the new accounting method, net of related income taxes, to prior periods.

NOTE C: ACCOUNTING PRINCIPLES AND PRACTICES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of estimated market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At June 30, 2000 (after giving effect to the change in accounting principle discussed in Note B), inventory reserves were $1.2 million. Inventory reserves at June 30, 1999 and September 30, 1999 amounted to $7.1 million and $8.3 million, respectively ($1.2 million and $1.4 million, respectively, pro forma for the effect of the accounting change).

Property and equipment is shown net of accumulated depreciation of $65.3 million, $56.5 million, and $60.6 million at June 30, 2000, June 30, 1999, and September 30, 1999, respectively.

Certain prior year balances have been reclassified to conform to the fiscal 2000 presentation.

NOTE D: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                2000           1999           2000           1999
                                                             ----------      -------      -----------      -------

Numerator
   Numerator for basic and diluted earnings per
    share: net income (loss)                                 $  (2,150)      $   469      $  (16,510)      $ 4,999
                                                             =========       =======      ==========       =======
Denominator
   Denominator for basic earnings per share:
     Weighted average shares                                    12,012        12,011          12,012        12,005
     Effect of dilutive securities:
       Employee Stock Options                                       --            --              --            --

       Warrants                                                     --             4              --             6
                                                             ---------       -------      ----------       -------

     Dilutive potential common shares                               --             4              --             6
                                                             ---------       -------      ----------       -------

   Denominator for diluted earnings per share:
   adjusted weighted average shares and assumed
   conversions                                                  12,012        12,015          12,012        12,011
                                                             =========       =======      ==========       =======

   Basic earnings (loss) per share                           $   (0.18)      $  0.04      $    (1.37)      $  0.42
                                                             =========       =======      ==========       =======
   Diluted earnings (loss) per share                         $   (0.18)      $  0.04      $    (1.37)      $  0.42
                                                             =========       =======      ==========       =======

For the three months ended June 30, 2000, options to purchase 1,600,854 weighted average shares of common stock at an average price of $11.06 per share were outstanding. For the nine months ended June 30, 2000, options to purchase 1,598,515 weighted average shares of common stock at an average price of $11.15 per share were outstanding. These options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

NOTE E: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), representing 29.86% of A&B's outstanding shares.

The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three month lag. The income reported for the Company's nine month period ended June 30, 2000 represents its percentage interest in the results of A&B's operations, reduced by the amortization of the excess purchase price over fair market value, from July 1, 1999 to December 31, 1999 and an estimate of earnings for January 2000 through March 2000. The company plans to reconcile this amount during its fiscal year ending September 30, 2000 after A&B's results have been reported to the public. The company does not expect the actual results to differ materially from this estimate.

NOTE F: DEBT

At June 30, 2000 the Company was not in compliance with the leverage and fixed charge coverage ratio covenants of its credit agreement with several banks. The Company has obtained a waiver with respect to these covenants at June 30, 2000. The Company intends to amend its covenants prior to September 30, 2000 such that no future non-compliance will be expected. However, this amendment is not yet completed and the Company anticipates that, absent an amendment, it will again be out of compliance with the same covenants at September 30, 2000. Accordingly, the Company has classified its debt as a current liability. The credit agreement matures December 3, 2001. The outstanding balance under the agreement bears interest, payable monthly, at the agent bank's Prime Rate or Eurodollar rate plus 0 to 450 basis points, depending on certain performance criteria. In addition, the Company pays an unused commitment fee equal to a fixed rate of 25 basis points of the unused amount of the total commitment. At June 30, 2000, the Company had $76 million outstanding under this credit agreement.

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

NOTE H: COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive loss for the three and nine months ended June 30, 2000 was approximately $(2.2) million and $(16.3) million, and the comprehensive income for the three and nine months ended June 30, 1999 was approximately $0.5 million and $5.0 million, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."

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

The new method has been applied as of the beginning of the current fiscal year (October 1, 1999). The charge of $14.3 million included in the accompanying income statement for the nine months ended June 30, 2000 represents the cumulative effect of applying the new method retroactively (net of an income tax benefit of $7.4 million). The pro forma amounts presented on the accompanying statements of operations for prior periods represent the effect of retroactive application assuming the new accounting method, net of related income taxes, to prior periods.

Third Quarter Ended June 30, 2000 vs. Third Quarter Ended June 30, 1999

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended June 30, 2000 and 1999.

                                                                          THREE MONTHS ENDED              % OR
                                                                              JUNE 30, (a)                POINT
                                                                          2000           1999            CHANGE(b)
                                                                        --------       --------          ---------
                                                                                      (PRO FORMA)
                                    NET REVENUES:
                         Sales                                          $ 28,448       $ 29,124           (2.3)%
                         Pawn service charges                             13,511         14,086           (4.1)%
                         Other                                               279            215           29.8%
                                                                        --------       --------
                                Total revenues                            42,238         43,425           (2.7)%
                         Cost of goods sold                               16,085         17,083           (5.8)%
                                                                        -------        -------
                                Net revenues                            $ 26,153       $ 26,342           (0.7)%
                                                                        =======        =======
                   Other data:

                         Gross profit as a percent of sales                 43.5%          41.3%           2.2 pts.
                         Average annual inventory turnover                  1.6x           1.9x           (0.3)x
                         Inventory per store at end of the period       $    119       $    116            2.6%
                         Loan balance per store at end of period        $    136       $    159          (14.5)%
                         Average annualized yield on loan portfolio          128%           120%           8.0 pts.
                         Redemption rate                                      79%            77%           2.0 pts.
                   Expenses as a percent of total revenues:
                         Operating                                          48.9%          48.4%           0.6 pts.
                         Administrative                                     11.4%           8.3%           3.1 pts.
                         Depreciation and amortization                       5.9%           5.7%           0.2 pts.
                         Interest, net                                       2.8%           2.0%           0.8 pts.
                   Locations in operation:
                              Beginning of period                            336            318
                              Acquired                                       --               1
                              Established                                    --               7
                              Sold, combined or closed                       --             --
                                                                        --------       --------
                              End of period                                  336            326
                                                                        ========       ========

----------

   (a)   In thousands, except percentages, inventory turnover and store count.


   (b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Nine Months Ended June 30, 2000 vs. Nine Months Ended June 30,1999

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine months ended June 30, 2000 and 1999.

                                                                                 NINE MONTHS ENDED           % OR
                                                                                    JUNE 30, (a)             POINT
                                                                                2000           1999        CHANGE(b)
                                                                             ---------      ---------      ---------
                                                                                           (PRO FORMA)
                    Net revenues:
                          Sales                                              $ 105,973      $  99,883         6.1%
                          Pawn service charges                                  43,086         43,125        (0.1)%
                          Other                                                    816            581        40.4%
                                                                             ---------      ---------

                              Total revenues                                   149,875        143,589         4.4%
                          Cost of goods sold                                    63,455         57,958         9.5%
                                                                             ---------      ---------
                              Net revenues                                   $  86,420      $  85,631         0.9%
                                                                             =========      =========
                    Other data:

                          Gross profit as a percent of sales                      40.1%          42.0%       (1.9) pts.
                          Average annual inventory turnover                       2.0x           2.1x        (0.1)x
                          Inventory per store at end of the period           $     119      $     116         2.6%
                          Loan balance per store at end of period            $     136      $     159       (14.5)%
                          Average annualized yield on loan portfolio               126%           121%        5.0 pts.
                          Redemption rate                                           79%            77%        2.0 pts.
                    Expenses as a percent of total revenues:
                          Operating                                               43.0%          42.7%        0.3 pts.
                          Administrative                                           9.6%           7.3%        2.3 pts.
                          Depreciation and amortization                            5.1%           4.8%        0.3 pts.
                          Interest, net                                            2.5%           1.8%        0.7 pts.
                    Locations in operation:
                          Beginning of period                                      331            286
                          Acquired                                                  --              4
                          Established                                                5             36
                          Sold, combined or closed                                  --             --
                                                                               -------      ---------
                          End of period                                            336            326
                                                                                ======      =========


----------

   (a)   In thousands, except percentages, inventory turnover and store count.

   (b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

RESULTS OF OPERATIONS

The following discussion compares results for the three and nine month periods ended June 30, 2000 ("Fiscal 2000 Periods") to the three and nine month periods ended June 30, 1999 ("Fiscal 1999 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes. For purposes of management's discussion and analysis of results of operations and financial condition, all comparisons to the Fiscal 2000 Periods reflect the pro forma effects of applying the new accounting principle to the consolidated financial statements as if the change had occurred on September 30, 1998.

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three month Fiscal 2000 Period, pawn service charge revenue decreased $0.6 million from the three month Fiscal 1999 Period to $13.5 million. This resulted from a decrease in same store pawn service charge revenues ($1.0 million) primarily due to a 12 percent reduction in average same store pawn loan balances, offset by an increase in pawn service charge revenues from new stores not open the full three month period ($0.4 million). The annualized yield on the average pawn loan balance increased 8 percentage points from the three month Fiscal 1999 Period to 128 percent.

For the nine month Fiscal 2000 Period, pawn service charge revenue remained unchanged from the nine month Fiscal 1999 Period of $43.1 million. This resulted from an increase in pawn service charge revenues from new stores not open the full nine month period ($2.6 million), offset by a decrease in same store pawn service charge revenues ($2.6 million) primarily due to a 9 percent reduction in average same store pawn loan balances. The annualized yield on the average pawn loan balance increased 5 percentage points from the nine month Fiscal 1999 Period to 126 percent. Variations in the annualized loan yield, as we saw between these periods, are due generally to changes in loan redemption rates and a mix shift between loans with different yields.

A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three month Fiscal 2000 Period, sales decreased $0.7 million from the three month Fiscal 1999 Period to approximately $28.4 million. This resulted from a decrease in same store merchandise sales ($2.1 million) offset by an increase in new store sales ($1.0 million) and an increase in jewelry which was sold to scrap dealers or through wholesale channels ($0.4 million). Annualized inventory turnover for the three month Fiscal 2000 Period, at 1.6 times, was lower than the Fiscal 1999 Period's 1.9 times.

For the nine month Fiscal 2000 Period, sales increased $6.1 million from the Fiscal 1999 Period to $106.0 million. This resulted from an increase in new store sales ($7.7 million), and an increase in jewelry sold to scrap dealers or through wholesale channels ($0.6 million), offset by a decrease in same store merchandise sales ($2.2 million). Annualized inventory turnover, at 2.0 times, was lower in the nine month Fiscal 2000 Period compared to the nine month Fiscal 1999 Period.

For the three month Fiscal 2000 Period, gross profits as a percentage of sales increased 2.2 percentage points from the three month Fiscal 1999 Period to 43.5 percent. This increase results from higher gross margins on merchandise sales (3.4 percentage points), a decrease in inventory shrinkage when measured as a percentage of merchandise sales (down 0.3 of a percentage point to approximately
1.0 percent) offset by lower gross margins on wholesale and scrap jewelry sales (1.5 of a percentage point).

For the nine month Fiscal 2000 Period, gross profits as a percentage of sales decreased 1.9 percentage points from the nine month Fiscal 1999 Period to 40.1%. This decrease results from lower margins on both merchandise sales (1.2 percentage points) and wholesale and scrap jewelry sales (0.8 of a percentage point), offset by a decrease in inventory shrinkage when measured as a percentage of merchandise sales (down 0.1 of a percentage point to approximately
1.1 percent).

In the three month Fiscal 2000 Period, operating expenses as a percentage of total revenues increased 0.6 percentage points from the three month Fiscal 1999 Period to 48.9 percent, primarily from 10 new stores (2.5 percentage points), offset by a decrease in same store operating expenses (1.9 percentage points). Administrative expenses increased 3.1 percentage points to 11.4 percent, primarily due to non-capitalizable software development costs (1.5 of a percentage point) and higher labor expense (0.8 percentage points).

In the nine month Fiscal 2000 Period, operating expenses as a percentage of total revenues increased 0.3 of a percentage point from the 1999 Period to 43 percent. This increase results primarily from new stores (4.6 of a percentage point), offset by a reduction in same store operating expenses (4.3 of a percentage point). Administrative expenses increased 2.3 percentage points to
9.6 percent, primarily from higher labor expense (0.5 of a percentage point), the write-down of a past due note receivable (0.3 of a percentage point), and non-capitalizable software development costs (0.3 of a percentage point).

For the three month and nine month Fiscal 2000 Period, interest expense as a percent of total revenue increased by 0.8 and 0.7 of a percentage point, respectively, from the Fiscal 1999 Periods due to increased average debt balances and higher interest rates.

The Company is examining several means to improve operating performance, including rationalizing under-performing markets and stores, as well as cost reductions in certain areas.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine month Fiscal 2000 Period was $9.8 million compared to $5.5 million provided in the Fiscal 1999 Period, an increase of $4.3 million. The impact of lower net income levels was more than offset by decreases in inventory and other operating assets and larger non-cash items such as depreciation and amortization. The change in accounting principle had no impact on cash generated from operating activities. Net cash used in investing activities was $4.2 million for the Fiscal 2000 Period compared to $26.5 million used in the Fiscal 1999 Period. The change is due to larger decreases in pawn loan balances in the Fiscal 2000 Period compared to the Fiscal 1999 Period, lower levels of capital expenditures and investments, and proceeds of $4.1 million from the sale of certain assets.

In the Fiscal 2000 Period, the Company invested approximately $15.0 million to upgrade or replace existing equipment and computer systems, open five newly established stores, and make improvements to several existing stores. The Company funded these expenditures from cash flow provided by operating activities while reducing bank borrowings by approximately $7.0 million. The Company plans to significantly reduce its new store expansion. The Company anticipates that cash flow from operations and funds available under its bank line of credit will be adequate to fund limited capital expenditures and working capital requirements for the remainder of the fiscal year. However, there can be no assurance that the Company's cash flow from operating activities and funds available under the line of credit will be adequate for these expenditures.

At June 30, 2000 the Company was not in compliance with the leverage and fixed charge coverage ratio covenants of its credit agreement with several banks. The Company has obtained a waiver with respect to these covenants at June 30, 2000. The Company intends to amend its covenants prior to September 30, 2000 such that no future non-compliance will be expected. However, this amendment is not yet completed and the Company anticipates that, absent an amendment, it will again be out of compliance with the same covenants at September 30, 2000. Accordingly, the Company has classified its debt as a current liability.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at June 30, 2000 is comprised of variable-rate debt instruments. At June 30, 2000, the interest rate on the majority of the Company's variable-rate debt instruments was 131 basis points higher than it was at September 30, 1999. If interest rates average 131 basis points more during fiscal 2000, the Company's interest expense for the year would increase by approximately $0.8 million. This amount is determined by considering the impact of the recent interest rate increase on the Company's variable rate long-term debt at June 30, 2000.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during the quarter ended June 30, 2000 was approximately $0.1 million. On June 30, 2000, the U.K. pound closed at 0.6583 to 1.00 U.S. dollar, an increase from 0.6186 at December 31, 1999. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yield on loan portfolio, redemption rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, liquidity and capital requirements, the Company's ability to amend its credit agreement with mutually satisfactory terms, and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At June 30, 2000, the Company obtained a waiver from its credit agreement lenders for the breach of its leverage ratio covenant and its fixed charge coverage ratio covenant at that date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBIT                                             INCORPORATED BY
           NUMBER               DESCRIPTION                      REFERENCE TO

            10.80    Limited Waiver between the Company and    Filed herewith
                     Wells Fargo Bank Texas, N.A., as Agent
                     and Issuing Bank, re:  $85 million
                     Revolving Credit Loan.

            27       Financial Data Schedule                   Filed herewith

     (b)   Reports on Form 8-K

           The Company has not filed any reports on Form 8-K for the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EZCORP, INC. (Registrant)

Date: August 14, 2000             By: /s/ DAN N. TONISSEN
                                     ------------------------------------------
                                          (Signature)

                                  Daniel N. Tonissen
                                  Senior Vice President,
                                  Chief Financial Officer & Director

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                        DESCRIPTION
-------                                       -----------

   10.80            Limited Waiver between the Company and Wells Fargo Bank Texas, N.A., as Agent
                    and Issuing Bank, re: $85 million Revolving Credit Loan.

   27               Financial Data Schedule