Form 10-K
period 2000-09-30
EZCORP INC
filed 2000-12-28
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER 000-19424

                                   ----------

                                  EZCORP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 74-2540145
   (State or other jurisdiction of            (IRS Employer Identification No.)
    Incorporation or organization)

         1901 CAPITAL PARKWAY
             AUSTIN, TEXAS                                 78746
(Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (512) 314-3400

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:

          Title of Each Class                      Name of Each Exchange
          -------------------                       on Which Registered
    Class A Non-voting Common Stock                 -------------------
        $.01 par value per share                  The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant as of December 1, 2000, based on the closing price on The Nasdaq Stock Market on such date, was $16 million.

As of December 1, 2000, 10,897,040 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                          YEAR ENDED SEPTEMBER 30, 2000
                               INDEX TO FORM 10-K

Item                                                                              Page
 No.                                                                               No.
----                                                                              ----
                                     INTRODUCTION

                                        PART I.


1.   Business                                                                        3
2.   Properties                                                                     15
3.   Legal Proceedings                                                              17
4.   Submission of Matters to a Vote of Security Holders                            17

                                       PART II.

5.   Market for Registrant's Common Equity and Related Stockholder Matters          18
6.   Selected Financial Data                                                        19
7.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                  20
7A.  Qualitative and Quantitative Disclosures About Market Risk                     25
8.   Financial Statements and Supplementary Data                                    26
9.   Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure                                                                     47

                                       PART III.

10.  Directors and Executive Officers of the Registrant                             48
11.  Executive Compensation                                                         51
12.  Security Ownership of Certain Beneficial Owners and Management                 56
13.  Certain Relationships and Related Party Transactions                           58

                                       PART IV.

14.  Financial Statement Schedules, Exhibits, and Reports on Form 8K                59

                                      SIGNATURES

                                     PART I
ITEM 1. BUSINESS

EZCORP, Inc. (the "Company") is a Delaware corporation with its principal executive offices located at 1901 Capital Parkway, Austin, Texas 78746. Its telephone number is (512) 314-3400. References to the Company include the subsidiaries listed in Exhibit 22.1.

The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

GENERAL

The Company is primarily engaged in establishing, acquiring, and operating pawnshops which function as convenient sources of consumer credit and as value-oriented specialty retailers of primarily previously owned merchandise. Through its lending function, the Company makes relatively small, non-recourse loans secured by pledges of tangible personal property. The Company contracts for a pawn service charge to compensate it for each pawn loan. Pawn service charges, which generally range from 12% to 300% per annum, are calculated based on the dollar amount and duration of the loan and accounted for approximately 29% of the Company's revenues for the year ended September 30, 2000 ("Fiscal 2000"). In Fiscal 2000, approximately 77% of the loans made by the Company were redeemed in full or were renewed or extended through the payment of the pawn service charges. In most states in which the Company operates, collateral is held one month with a 60-day extension period after which such collateral is forfeited for resale.

As of December 1, 2000, the Company operated 297 locations: 187 in Texas, 24 in Colorado, 21 in Oklahoma, 18 in Indiana, 18 in Florida, 8 in Alabama, 7 in California, 3 in Tennessee, 4 in Nevada, 3 in Louisiana, 3 in Mississippi and 1 in Arkansas. During the Company's fourth fiscal quarter, the Company made the decision to close fifty-four under-performing stores. As of the end of September 30, 2000, twenty-three of these fifty-four stores had been closed.

The pawnshop industry in the United States is large and highly fragmented. The industry consists of over 10,000 pawnshops owned primarily by independent operators who typically own one to three locations.

LENDING ACTIVITIES

The Company is primarily engaged in the business of making pawn loans, which typically are relatively small, non-recourse loans secured by pledges of tangible personal property. As of September 30, 2000, the Company had approximately 670,000 loans outstanding, representing an aggregate principal balance of $46.9 million. The Company contracts for a pawn service charge to compensate it for a pawn loan. A majority of the Company's outstanding pawn loans are in an amount that permits pawn service charges of 20% per month or 240% per annum. For Fiscal 2000, pawn service charges accounted for approximately 29% of the Company's total revenues.

Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, and musical instruments. The Company does not investigate the creditworthiness of a borrower, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its credit decision. The amount that the Company is willing to lend generally ranges from 20% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral include catalogues, blue books, newspaper advertisements, and previous sales of similar merchandise.

The pledged property is held through the term of the loan, which in Texas is one month with an automatic 60-day grace period, unless repaid or renewed earlier. The Company seeks to maintain a redemption rate between 70% and 80%, and in each of the Company's last three fiscal periods, it achieved this targeted redemption rate. The redemption rate is maintained through loan policy and proper implementation of such policy at the store level. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and then becomes inventory available for sale in the Company's pawnshops. The Company does not record loan losses or charge-offs because the principal amount of an unpaid loan becomes the carrying cost of the forfeited collateral. The Company evaluates the salability of inventory and provides an allowance for valuation of inventory, based on the type of merchandise, recent sales trends and margins, and the age of merchandise.

The table below shows the dollar amount of loan activity by the Company for the fiscal years ended September 30, 1998, 1999 and 2000:

                                                                     Fiscal Years Ended September 30,
                                                                     --------------------------------
                                                                       1998        1999        2000
                                                                     --------    --------    --------
                                                                           (dollars in millions)
Loans made                                                           $ 180.9     $ 208.2     $ 187.6
Loans repaid                                                          (114.4)     (126.3)     (122.2)
Loans forfeited                                                        (60.3)      (77.9)      (71.8)
Loans acquired (sold)                                                    0.6         0.3        (0.6)
                                                                     -------     -------     -------
Net increase (decrease) in pawn loans outstanding at the end of the
  year                                                               $   6.8     $   4.3     $  (7.0)

The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin. Jewelry, which constitutes approximately 60% of the principal amount of items pledged, can be evaluated primarily based on weight, carat content, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, and musical instruments. These can be evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence.

At the time a pawn transaction is made, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification number from his driver's license, military identification or other official number, the date of the loan, an identification and description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the pledged goods on the maturity date, and the annual percentage rate.

Of the Company's 297 locations in operation as of December 1, 2000, 187 were stores located in Texas. Accordingly, Texas pawnshop laws and regulations govern most of the Company's operations. In Texas, pawnshop operations are regulated by the State of Texas Office of Consumer Credit Commissioner in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act") and Rules of Operation for Pawnshops (the "Rules"). See "Regulation".

The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with Texas law under the Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. The maximum allowable pawn service charges under the Pawnshop Act for the various stratified loan amounts for the year beginning July 1, 1999 and ending June 30, 2000 and for the year beginning July 1, 2000 and ending June 30, 2001 are as follows:

              SCHEDULE OF APPLICABLE LOAN SERVICE CHARGES FOR TEXAS

           Year Ended June 30, 2000                           Year Ending June 30, 2001
       --------------------------------                   ---------------------------------
                               Maximum                                             Maximum
                              Allowable                                           Allowable
                               Annual                                              Annual
        Amount Financed      Percentage                    Amount Financed       Percentage
         Per Pawn Loan          Rate                        Per Pawn Loan           Rate
       -----------------     ----------                   -----------------      ----------
              $1 to $141        240%                             $1 to $144         240%
            $142 to $470        180%                           $145 to $480         180%
          $471 to $1,410         30%                          $481 to $1440          30%
       $1,411 to $11,750         12%                      $1,441 to $12,000          12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 1999 through June 30, 2000, the loan ceiling was $11,750. For the period July 1, 2000 through June 30, 2001, the loan ceiling is $12,000. The Company's average loan amount at the end of Fiscal 2000 was approximately $70.

RETAIL ACTIVITIES

Jewelry sales represent approximately 45% of the Company's merchandise sales with the remaining sales consisting primarily of consumer electronics, tools, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. The Company obtains its inventory primarily from unredeemed collateral, and to a lesser extent, from purchases from the general public and from wholesale sources. For Fiscal 2000, purchases from the general public and from wholesale sources constituted approximately 11% of the dollar value of inflows to inventory. During Fiscal 2000, $71.8 million of merchandise was added to inventory through forfeited collateral. For Fiscal 2000, retail activities accounted for approximately 71% of the Company's total revenues, but only 47% of the Company's net revenue, after deducting cost of goods sold on merchandise sales.

Analysis of the sales and inventory data provided by the Company's management information systems facilitates the design and development of promotional and merchandising programs and merchandise pricing decisions. Regional and area managers implement these promotional and merchandising programs, review merchandise pricing decisions, and balance inventory levels within markets.

The Company does not give prospective buyers any warranties on most merchandise sold through its retail operations, except for certain purchases of new, wholesale-purchased merchandise, which may have a limited manufacturer's warranty. Prospective buyers may purchase an item on layaway, whereby a prospective purchaser will typically put down a minimum of 20% of an item's purchase price as a customer layaway deposit. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full. As of September 30, 2000, the Company had $2.3 million in customer layaway deposits and related payments.

The Company's overall inventory is stated at the lower of cost or market. The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. Valuation allowances, including shrinkage reserves, amounted to $2.2 million as of September 30, 2000. At September 30, 2000, total inventory on hand was $35.7 million, after deducting such allowance for shrinkage and valuation of inventory.

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

STORE MANAGEMENT

A typical Company store employs five to six people consisting of a manager, an assistant manager, and three to four sales and lending representatives. Store managers are specifically responsible for ensuring that their store is run in accordance with the Company's established policies and procedures, and for operating their store according to performance parameters consistent with the Company's store operating guidelines. Each store manager reports to one of approximately 34 area managers who are responsible for the stores within a specific operating region. Area managers are responsible for the performance of all stores within their area and report to one of five regional directors. Regional directors, area managers, store managers, and assistant managers receive incentive compensation based on their region, area, or store performance to an operating budget. This incentive compensation ranges between 10% and 20% of their total compensation.

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

During Fiscal 2000, the Company completed the development of a new, three-tier architecture, store-level system. This new system will provide additional store level functionality, increase service offerings, enhance reporting and controls, and provide software and hardware scalability. The Company plans to roll out this new system starting in its first Fiscal 2001 quarter and complete the roll out by the end of Fiscal 2001.

The Company has an internal audit staff of approximately 20 employees to ensure that the Company's policies and procedures are consistently followed. In addition, the audit department carefully monitors, among other matters, the Company's perpetual inventory system, lending practices, and regulatory compliance.

HUMAN RESOURCES

As of September 30, 2000, the Company employed approximately 2,100 people. The Company believes that its profitability is dependent upon its employees' ability to make loans that achieve optimum redemption rates, to sell retail merchandise effectively, and to provide prompt and courteous customer service. The Company seeks to hire people who will become long-term, career employees.
To achieve the Company's long-range personnel goals, the Company strives to develop its employees through a combination of learner-controlled instruction, classroom training, and supervised on-the-job loan and sales training for new employees. All employees go through periodic competency checks and all new employees go through a leaner-controlled instruction program. Managers attend on-going management skills and operations performance training. Regional directors and area managers receive training on how to effectively motivate employees and how to increase each store's profitability. The Company's management believes that its managers, at all levels, are the principal trainers in the organization.

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

TRADE NAME

The Company currently operates virtually all of its pawnshops under the name "EZ Pawn," which it has registered with the United States Patent and Trademark Office. The Company also uses and has registered the following marks: "E-Z PAWN," "EZCORP," "JEWELRYLAND OUTLET," "EZ MONEY," and "EZ MONEY CENTER."

GROWTH AND EXPANSION

In Fiscal 1998, the Company began expanding rapidly. In Fiscal 1998 and Fiscal 1999, the Company added a net 37 and 45 stores. Typically new stores turn profitable during their second full year of operation as they build their loan and sales customer base. During Fiscal 2000, the Company decided to significantly slow its new store expansion. As a result, the Company opened only five newly established stores. During the Company's fourth fiscal quarter of 2000, the Company made the decision to close fifty-four under-performing stores, 10 of which had been open less than two years. As of the end of September 30, 2000, twenty-three of these fifty-four stores had been closed.

The five most recently established stores with 12 full months of operating data, opened by the Company through September 30, 2000, required an average gross investment (including inventory, pawn loans, property, plant, and equipment) of approximately $500,000 per pawnshop during the first 12 months of operation.

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

To a certain extent, the Company also competes with other types of financial institutions such as consumer finance companies and companies making what are referred to as "deferred deposit" or "payday" loans. Other lenders may and do lend money on an unsecured basis, at interest rates which are lower than the service charges of the Company, and on other terms more favorable than those offered by the Company.

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

REGULATION

PAWNSHOP OPERATIONS

The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Of the Company's 297 locations as of December 1, 2000, 187 were in Texas. Accordingly, Texas pawnshop laws govern most of the Company's operations. The laws of Colorado, Oklahoma, Indiana, Florida, Alabama, California, Tennessee, Nevada, Louisiana, Mississippi, and Arkansas apply to the Company's pawnshop operations in those states. At December 1, 2000, the Company operated 297 locations: 187 in Texas, 24 in Colorado, 21 in Oklahoma, 18 in Indiana, 18 in Florida, 8 in Alabama, 7 in California, 3 in Tennessee, 4 in Nevada, 3 in Louisiana, 3 in Mississippi, and 1 in Arkansas. In the states in which the Company operates other than Texas, Oklahoma, and Alabama, pawnshops are subject to local regulation at the municipal and county level, which regulation may affect the ability of the Company to expand its operations in those states. As of September 30, 2000, the Company has closed its pawnshops operating in Georgia and North Carolina.

TEXAS PAWNSHOP REGULATIONS

In Texas, pawnshops are governed by the Texas Pawnshop Act and the Rules of Operation for Pawnshops promulgated thereunder, and are subject to licensing by and supervision of the State of Texas Office of Consumer Credit Commissioner. In addition, pawnshops and pawnshop employees in Texas are required to be licensed by the Texas Consumer Credit Commissioner. Furthermore, the Company is required to supply the Texas Consumer Credit Commissioner with copies of information filed with the Securities and Exchange Commission.

The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with the Texas Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward by nominal amounts each year. Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 1999 to June 30, 2000, the loan ceiling was $11,750. For the period July 1, 2000 through June 30, 2001, the loan ceiling is $12,000. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for July 1, 2000 to June 30, 2001 is presented in "Lending Activities".

To be eligible for a license to operate a pawnshop in Texas, an applicant must:
(i) be of good moral character, which in the case of a business entity applies to each officer, director, and holder of five percent or more of the entity's outstanding shares; (ii) have net unencumbered assets (as defined in the Texas Pawnshop Act) of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) demonstrate that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operation; and (iv) demonstrate that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act and Rules. Current applications to the Texas Consumer Credit Commissioner inquire, among other matters, into the applicant's credit history and criminal record.

In addition, for new pawnshop applications filed after September 1, 1999 to be operated in counties with 250,000 or more people, applications for new licenses will be approved only at proposed locations which are not less than two miles from another licensed pawnshop, and applications to relocate a license will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Additionally, any store may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to add newly established stores in such counties may be adversely affected by such regulation.

Historically, for new pawnshop applications filed between September 1, 1991 and September 1, 1999, the Texas Pawnshop Act required the Texas Consumer Credit Commissioner to make a determination of public need and probable profitability, in counties with a population of 250,000 or more, for a new pawnshop license, or for a relocation of a pawnshop more than one mile away from the existing address. The determination of public need and probable profitability may be made administratively by the Commissioner; however, if a public hearing is requested by the Commissioner or by any pawnshop licensee that would be affected by the granting of the proposed application, the determination of public need and probable profitability must be made in a public hearing with notice and opportunity for all affected parties to participate. For a new license application in any Texas county, the Commissioner provides notice of the application, and the opportunity for a public hearing, to the other licensed pawnshops in the county in which the applicant proposes to operate. The timeframe for the license application approval process generally requires the Commissioner's office to process an application within 60 days of its receipt of a complete application file. When a public hearing is requested, however, the public hearing process can increase the timeframe substantially or result in no application approval at all. The Company's ability to add newly established stores, particularly in Texas counties having a population of 250,000 or more where public need and probable profitability must be shown, has been adversely affected by the referenced provisions of the Texas Pawnshop Act. The Texas Consumer Credit Commission may, after notice and hearing, suspend or revoke any license for a Texas pawnshop upon finding, among other matters, that: (i) any fees or charges have not been paid; (ii) the licensee has violated (whether knowingly or unknowingly without due care) any provisions of the Texas Pawnshop Act or any regulation or order thereunder; or (iii) any fact or condition exists which, if it had existed at the time the original application was filed for a license, would have justified the Commissioner in refusing such license.

The Texas Pawnshop Act also contains rules about the operation of pawnshops and authorizes the promulgation of administrative rules called the Rules of Operation of Pawnshops (the "Rules") which regulate the day-to-day management of the Company's pawnshops. Under the Pawnshop Act and the Rules, a pawnbroker may not do any of the following: accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the borrower; accept any waiver of any right or protection accorded to a pledgor under the Texas Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than one month; display for sale in storefront windows or sidewalk display cases, pistols, swords, canes, blackjacks or similar weapons; purchase used or second hand personal property unless a record is established containing the name, address, and identification of the seller, a complete description of the property, including serial number and a signed statement that the seller has the right to sell the property; or accept into pawn or purchase stolen goods.

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

       Maximum Allowable
        Amount Financed          Annual Percentage
         Per Pawn Loan                  Rate
       -----------------         -----------------
              $1 to $150                240%
            $151 to $250                180%
            $251 to $500                120%
          $501 to $1,000                 60%
       $1,001 to $25,000                 36%

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

The Department of Financial Institutions has broad investigatory and enforcement authority under the statute. The Department may grant, revoke, and suspend licenses. For compliance purposes, pawnshops are required to keep such books, accounts, and records as will enable the Department to determine if the pawnshop is complying with the statute. Each pawnshop is required to give authorized agents of the Department of Financial Institutions free access to its books and accounts for these purposes. The Indiana statute allows the following annual rates of interest plus pawn service charges: 276% annually on transactions of $300 or less; 261% annually on transactions greater than $300 but not exceeding $1,000, and 255% annually on transactions greater than $1,000.

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

Georgia law establishes a maximum allowable rate of interest and service charge of 25% of the principal amount of a pawn transaction for each 30 day period. This annual rate is in effect for the first 90 days of any pawn transaction or extension or continuation thereof. Thereafter, the maximum allowable charge for interest and service charges is reduced to 12.5% for each 30 day period. Georgia law requires a grace period after default on a pawn transaction. During the grace period, the pawnbroker may not sell the pledged item. The grace period is 30 days for motor vehicles and 10 days for all other pawn collateral.

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

CALIFORNIA REGULATIONS

In California, both state and city or county licenses are required. Applicants must pass a state and local background check, post a bond in the amount of $20,000, and maintain net assets of at least $100,000 per location. Pawn loans in California require a written contract, which must provide for a four-month loan period. If the pledgor does not redeem the loan within such period, the pawnbroker must, within 30 days thereafter, send a notification to the pledgor giving him ten days from the date of the mailing to redeem the pawn. The pawnbroker may charge up to $2 for this notice.

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

         For loans not more than 30 days:


                   Amount Financed              Maximum Allowable
                    Per Pawn Loan                     Charge
                   ---------------              -----------------
                    $1 to $14.99                      $1.00

         For loans not more than 90 days:

                   Amount Financed              Maximum Allowable
                    Per Pawn Loan                     Charge
                   ---------------              -----------------
                     $15 to $19.99                    $3.00
                     $20 to $24.99                    $4.00
                     $25 to $39.99                    $5.00
                     $40 to $49.99                    $6.00
                     $50 to $64.99                    $7.50
                     $65 to $74.99                    $8.50
                     $75 to $99.99                   $10.00
                   $100 to $124.99                   $12.50
                   $125 to $149.99                   $13.50
                   $150 to $224.99                   $15.00
                   $225 to $324.99                   $20.00
                   $325 to $449.99                   $25.00
                   $450 to $599.99                   $35.00
                   $600 to $799.99                   $45.00
                   $800 to $999.99                   $55.00

                   Amount Financed              Maximum Allowable
                    Per Pawn Loan                     Charge
                 ------------------             -----------------
                 $1,000 to 1,199.99                     $70
                 $1,200 to 1,499.99                     $85
                 $1,500 to 1,799.99                    $100
                 $1,800 to 2,099.99                    $120
                 $2,100 to 2,499.99                    $140

TENNESSEE PAWNSHOP REGULATIONS

Tennessee law provides for the licensing of pawnbrokers in that state. It further requires (1) that pawn transactions be reported to local law enforcement agencies, (2) requires pawnbrokers to maintain insurance coverage on the property held in pledge for the benefit of the pledgor, (3) establishes certain hours during which pawnshops may be opened for business, and (4) requires certain bookkeeping records be maintained. Tennessee law prohibits pawnbrokers from selling, redeeming, or disposing of any goods pledged or pawned to or with them within 48 hours after making their report to local law enforcement agencies.

Applicable Tennessee law provides that pawnbrokers may charge interest of 2% per month, plus service charges of 20% or one-fifth of the amount of the loan for investigating the title, storing, and insuring the pledged goods, closing the loan, and for other expenses and losses associated with the loan.

NEVADA REGULATIONS

In Nevada, all pawn loans must be held for redemption for at least 120 days after the date the loan is made. A pawnbroker may charge interest at the rate of 10% per month for money loaned on the security of personal property actually received. In addition, the pawnbroker may collect an initial set up fee of $5. Property received in pledge may not be removed from the pawnshop, except when redeemed by the owner, after a report of the receipt of such property is reported to the sheriff or chief of police.

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

MISSISSIPPI PAWNSHOP REGULATIONS

The Company's Mississippi operations are subject to the Mississippi Pawnshop Act. The Commissioner of Banking administers the Mississippi Pawnshop Act. Municipalities in the state may enact ordinances which are in compliance with, but not more restrictive than those in the Mississippi Pawnshop Act.

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

FIREARMS REGULATIONS

With respect to firearm sales, each pawnshop that sells firearms must comply with the regulations promulgated by the Federal Bureau of Alcohol, Tobacco, and Firearms (BATF) which require each pawnshop dealing in firearms to maintain a permanent written record of all transactions involving the receipt or disposition of guns.

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

ITEM 2. PROPERTIES

As of December 1, 2000, the Company owned the real estate and buildings for 45 of its pawnshops and leased 252 of its operating pawnshop locations. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between January 1, 2001 and June 30, 2009. All leases provide for specified periodic rental payments and such leases provide for market rental rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of a particular lease would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than acquire, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price. The Company anticipates completing sale/leaseback transactions on several of its owned locations during Fiscal 2001. The Company believes that the facilities owned and leased by it as pawnshop locations are suitable for such purpose.

The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of retail locations serving each such market as of December 1, 2000:

                              Number of
                             Locations in
       Area/Region            Each Area
       -----------           ------------

Texas:
         Houston                  58
         San Antonio              21
         Austin Area              10
         Valley                   26
         Central and Northeast    15
         Dallas                   12
         Laredo Area              17
         North Texas              15
         Panhandle                 6
         Corpus Christi            7
                                 ---
            Total Texas          187

Colorado:
         Denver Area              17
         Colorado Springs Area     5
         Pueblo                    2
                                 ---
            Total Colorado        24

Oklahoma:
         Oklahoma City Area        8
         Tulsa Area               10
         Other Areas               3
                                 ---
            Total Oklahoma        21

Indiana:
         Indianapolis Area        11
         Fort Wayne Area           3
         Other Areas               4
                                 ---
            Total Indiana         18

                            Number of
                           Locations in
       Area/Region          Each Area
       -----------         ------------

Florida:
         Tampa                   9
         Orlando                 5
         Other Areas             4
                               ---
            Total Florida       18


Alabama:
         Birmingham Area         5
         Mobile                  2
         Other Areas             1
                               ---
            Total Alabama        8

California:
         Sacramento              7
                               ---
            Total California     7

Tennessee:
         Memphis                 3
                               ---
            Total Tennessee      3

Nevada:
        Las Vegas                4
                               ---
           Total Nevada          4

Louisiana:
        New Orleans Area         2
        Other Areas              1
                               ---
           Total Louisiana       3

Mississippi:
        Jackson                  2
        Other Areas              1
                               ---
           Total Mississippi     3

Arkansas:
        West Helena              1
                               ---
           Total Arkansas        1
                               ---

           Total Company       297
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

The settlement released 191,548 shares immediately from certain restrictions against transfer, and a like amount was released as of October 29, 1998. An additional 95,774 shares were released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares to be released in July 2001, as originally scheduled. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, agreed to a five-year limitation on Mr. Logue's financial investments in competing pawnshop businesses and agreed to renewal options with respect to certain existing real estate leases for store locations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The NASDAQ Stock Market under the symbol EZPW. As of December 1, 2000, there were 194 stockholders of record of the Company's Class A Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of December 1, 2000, such stock was held by one stockholder of record.

The high and low per share price for the Company's Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

                                                                                High         Low
                                                                               ------       ------
Fiscal 1999:
                        First quarter ended December 31, 1998                  $ 9.65       $ 7.31
                        Second quarter ended March 31, 1999                      8.42         6.82
                        Third quarter ended June 30, 1999                        7.83         6.45
                        Fourth quarter ended September 30, 1999                  6.83         4.67

Fiscal 2000:
                        First quarter ended December 31, 1999                  $ 5.28       $ 3.43
                        Second quarter ended March 31, 2000                      6.25         3.75
                        Third quarter ended June 30, 2000                        4.00         1.63
                        Fourth quarter ended September 30, 2000                  2.00         1.03


As of December 1, 2000, the Company's Class A Common Stock closed at $1.44 per share.

The Company's restated certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid share and share alike on the Class A Common Stock and the Class B Common Stock. On July 27, 1998, the Board of Directors approved an annual cash dividend of $0.05 per share payable quarterly on both the Class A Common Stock and the Class B Common Stock. Effective May 2, 2000, the Board of Directors suspended payment of this dividend.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:

                             SELECTED FINANCIAL DATA

                                                              Fiscal Years Ended September 30
                                             --------------------------------------------------------------
                                                1996         1997         1998         1999         2000
                                             ----------   ----------   ----------   ----------   ----------
                                               (Amounts in thousands, except per share and store figures)
Operating Data:
Sales                                        $ 103,511    $ 101,454    $ 112,307    $ 130,077    $ 139,924
Pawn service charges                            70,115       78,845       85,087      101,892       57,475
                                             ---------    ---------    ---------    ---------    ---------
Total revenues                                 173,626      180,299      197,394      231,969      197,399
Cost of goods sold                              88,953       84,468       94,084      113,824       88,054
                                             ---------    ---------    ---------    ---------    ---------
Net revenues                                    84,673       95,831      103,310      118,145      109,345
Store operating expenses                        58,969       60,735       66,742       81,963       85,513
Corporate administrative expenses               10,712       13,320       12,838       14,387       19,324
Depreciation and amortization                    7,573        7,616        7,596        9,435       10,255
Restructuring expense                               --           --           --           --       10,572
Interest expense                                 1,884          982        1,398        3,691        6,201
Equity in net income of unconsolidated
  affiliate                                         --           --          (95)        (304)        (225)
(Gain) loss on sale of assets                       --           --          (28)         268         (280)
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                5,535       13,178       14,859        8,705      (22,015)
Income tax expense (benefit)                     1,992        4,745        5,646        3,220       (3,785)
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of
  change in accounting principle                 3,543        8,433        9,213        5,485      (18,230)
Cumulative effect of change in accounting
  principle                                         --           --           --           --      (14,344)
                                             ---------    ---------    ---------    ---------    ---------
Net income (loss)                            $   3,543    $   8,433    $   9,213    $   5,485    $ (32,574)
                                             =========    =========    =========    =========    =========

 Earnings (loss) per common share, diluted   $    0.30    $    0.70    $    0.77    $    0.46    $   (2.71)

   Cash dividends per common share           $      --    $      --    $  0.0125    $    0.05    $   0.025

   Weighted average common shares and
        share equivalents-diluted               11,988       12,002       12,014       12,008       12,017

Stores operated at end of period                   246          249          286          331          313

                                           September 30
                       ----------------------------------------------------
                         1996       1997       1998       1999       2000
                       --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Pawn loans             $ 34,636   $ 42,837   $ 49,632   $ 53,940   $ 46,916
Inventory                35,834     39,258     44,011     58,241     35,660
Working capital          76,158     89,451    104,648    125,575     72,498
Total assets            140,366    151,051    189,911    234,077    203,793
Long-term debt           16,416     19,142     48,133     83,123     81,112
Stockholders' equity    112,991   121,4610    130,554    135,685    102,671

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12 month periods ending September 30, 2000, 1999, and 1998 (designated as "Fiscal 2000", "Fiscal 1999", and "Fiscal 1998"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying financial statements and related notes.

Accounting Change

During the second quarter of Fiscal 2000, the Company changed its method of revenue recognition on pawn loans by reducing the accrual of pawn service charge revenues to the estimated amount that will be realized through loan collection, and recording forfeited collateral at the lower of the principal balance of the loan or estimated market value. Previously, pawn service charges were accrued on all loans, and the carrying value of the forfeited collateral was the lower of cost (principal amount of loan plus accrued pawn service charges) or market. The Company believes the new method of revenue recognition is preferable in that it better aligns reported net revenues and earnings with current economic trends in its business and the management of the Company. Additionally, the new method improves the comparability of the Company's financial position and operating results with similar companies. This change was made effective October 1, 1999, the first day of the Company's fiscal year.

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

The $14.3 million cumulative effect of this accounting change on prior years (net of a tax benefit of $7.4 million) increased net loss for the year ended September 30, 2000. Of the $2.71 net loss per share for the year ended September 30, 2000, $1.19 per share is attributable to the cumulative effect of the accounting change.

                             SUMMARY FINANCIAL DATA


                                                                           Fiscal Years Ended September 30
                                                                        -------------------------------------
                                                                           1998          1999          2000
                                                                        ----------    ----------    ----------
                                                                        (Pro forma)   (Pro forma)
                                                                     (Dollars in thousands, except as indicated)
OPERATIONS:
               Sales                                                    $ 112,307     $ 130,077     $ 139,924
               Pawn service charges                                        52,870        58,702        57,475
                                                                        ---------     ---------     ---------
                 Total revenues                                           165,177       188,779       197,399
               Cost of sales                                               63,739        76,475        88,054
                                                                        ---------     ---------     ---------
                 Net revenues                                             101,438       112,304       109,345
               Restructuring expense                                           --            --        10,572
               Income (loss) before cumulative effect of a change in
                    accounting principle                                    8,052         1,748       (18,230)
               Cumulative effect on prior years (to September 30,
                    1999) of change in method of revenue recognition,
                    net                                                        --            --       (14,344)
               Net Income (loss)                                        $   8,052     $   1,748     $ (32,574)
                                                                        =========     =========     =========
OTHER DATA:
               Gross margin                                                  43.3%         41.2%         37.1%
               Average annual inventory turnover                              2.4x          2.3x          2.1x
               Average inventory per location at year end               $     117     $     132     $     114
               Average loan balance per location at year end            $     174     $     163     $     150
               Average pawn loan at year end (whole dollars)            $      71     $      69     $      70
               Average yield on loan portfolio                                129%          120%          125%
               Redemption rate                                                 78%           76%           77%

EXPENSES AND INCOME AS A PERCENTAGE  OF TOTAL REVENUE (%):
               Store operating                                               40.4          43.4          43.3
               Administrative                                                 7.8           7.8           9.8
               Depreciation and amortization                                  4.6           5.0           5.2
               Interest                                                       0.8           2.0           3.1
               Income (loss) before income taxes                              7.9           1.5         (11.2)
               Income (loss) before cumulative effect                         4.9           0.9          (9.2)

STORES IN OPERATION:
               Beginning of year                                              249           286           331
               Acquired                                                         3             4             0
               New openings                                                    35            43             5
               Sold, combined, or closed                                       (1)           (2)          (23)
                                                                        ---------     ---------     ---------
               End of year                                                    286           331           313
               Average number of locations during the year(1)                 268           309           333

--------------

(1) Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of each month during such period.

RESTRUCTURING

In Fiscal 2000 the Company reviewed its store portfolio to determine whether closing certain stores would improve the Company's profitability and to determine whether certain stores were strategically viable. As a result of this review and the continuing evaluation of such assets for impairment, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) during the fourth quarter of Fiscal 2000.

The total pretax charge included $9.6 million (included in Restructuring expense on the Consolidated Statement of Operations) for the write-down to realizable value the closed stores' property, equipment, pawn loans outstanding, intangible assets, and the estimated costs for the settlement of lease obligations, administrative costs, severance costs, and other exit costs. Also included in the total charge is approximately $1.0 million (included in Restructuring expense on the Consolidated Statement of Operations) related to other restructuring charges, primarily severance for administrative staff reductions. All charges for severance included in the restructuring related to employees notified of their position elimination prior to September 30, 2000. The $11.8 million pretax charge includes a $1.2 million write down of inventory (included in Cost of goods sold on the Consolidated Statement of Operations) for discounts expected in liquidating these stores' remaining inventory. Of the 54 stores, 23 were closed as of September 30, 2000, and the remaining 31 are expected to close in Fiscal 2001.

The results of operations from the 54 stores scheduled for closure were as follows (in thousands):

                                            Fiscal Years Ended September 30,
                                            --------------------------------
                                              1998        1999        2000
                                            --------    --------    --------
         Total revenues                     $15,871     $18,461     $17,946
         Operating loss                      (2,343)     (2,379)     (3,222)

At September 30, 2000, the Company had a remaining restructuring reserve of $1.6 million and a remaining inventory valuation reserve related to store closures of $1.1 million. It is anticipated that all remaining material cash outlays required for these store closings and related restructuring costs will be made during Fiscal 2001.

RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12 month periods ending September 30, 2000, 1999, and 1998 (designated as "Fiscal 2000", "Fiscal 1999", and "Fiscal 1998"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying financial statements and related notes. For purposes of management's discussion and analysis of results of operations and financial condition, all comparisons reflect the pro forma effects of applying the new accounting principle to the consolidated financial statements as if the change had occurred on September 30, 1997.

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For Fiscal 2000, pawn service charge revenue decreased $1.2 million from Fiscal 1999 to $57.5 million as a result of a decrease in same store pawn service charge revenue ($2.7 million), offset somewhat by pawn service charge revenue from new stores not open the full 12 month period ($1.5 million). At September 30, 2000, same store pawn loan balances were 11.5% below September 30, 1999 and the annualized yield on the average pawn loan balance increased 5 percentage points to 125%. Variations in the annualized loan yield, as we saw between these periods, are due generally to changes in loan redemption rates and a mix shift between loans with different yields.

For Fiscal 1999, pawn service charge revenue increased $5.8 million from Fiscal 1998 to $58.7 million as a result of an increase in same store pawn service charge revenue ($2.1 million) and pawn service charge revenue from new stores not open the full 12 month period ($3.7 million). At September 30, 1999, same store pawn loan balances were 3% above September 30, 1998 and the annualized yield on the average pawn loan balance decreased by nine percentage points to 120%.

A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For Fiscal 2000, merchandise sales increased approximately $9.8 million from Fiscal 1999 to $139.9 million. Increases in wholesale jewelry sales ($5.7 million), new stores' merchandise sales ($4.4 million), and other revenues ($0.3 million) were offset by a decrease in same store merchandise sales ($0.6 million). Same store sales for Fiscal 2000 decreased 0.5% from Fiscal 1999.

For Fiscal 1999, merchandise sales increased approximately $17.8 million from Fiscal 1998 to $130.1 million. Increases in same store merchandise sales ($6.7 million), new stores' merchandise sales ($10.6 million), wholesale jewelry sales ($0.3 million), and other revenues ($0.6 million) were offset by merchandise sales of the closed stores ($0.4 million). Same store sales for Fiscal 1999 increased 6.1% from Fiscal 1998.

For Fiscal 2000, gross margins on merchandise sales decreased 4.1 percentage points from Fiscal 1999 to 37.1%. This decrease was largely due to the impact of increased jewelry scrapping activity (5.4 percentage points), and the charge to cost of goods related to the fourth quarter restructuring discussed above (0.8 of a percentage point). Improved margins on merchandise sales (2.1 percentage points) and lower levels of inventory shrinkage (1.1% in Fiscal 2000
v. 1.2% in Fiscal 1999) partially offset the impact from jewelry scrapping and the restructuring charge. During the Fiscal 2000 fourth quarter, the Company identified specific categories of jewelry that were overstocked. This excess inventory had a cost basis of approximately $7.7 million and generated cash proceeds of approximately $5.9 million.

For Fiscal 1999, gross margins on merchandise sales decreased 2.1 percentage points from Fiscal 1998 to 41.2%. Of the total decrease, 1.6 percentage points were attributable to a decline in margins on merchandise sales. During 1999, the Company reduced its merchandise pricing and loan guidelines in response to a reduction in competitive retail prices, primarily in jewelry and electronics. These changes caused a decrease in margins on merchandise sales. Inventory shrinkage measured as a percentage of merchandise sales increased 0.3 percentage points to 1.2%.

In Fiscal 2000, store operating expenses as a percent of total revenues decreased 0.1 of a percentage point from Fiscal 1999 to 43.3%. Exclusive of stores opened in the past two years, store operating expenses decreased from 39.9% in Fiscal 1999 to 38.1% of total revenues in Fiscal 2000. Newer stores generally have a higher level of operating expense relative to revenues than do mature stores. Administrative expenses measured as a percentage of total revenues increased 2.0 percentage points from Fiscal 1999 to 9.8%, primarily due to non-capitalizable software development costs (approximately $1.4 million), higher labor related costs, and other inflationary cost increases.

In Fiscal 1999, store operating expenses as a percent of total revenues increased 3.0 percentage points from Fiscal 1998 to 43.4%, primarily as a result of new store openings. Exclusive of stores opened in the past two years, store operating expenses decreased from 40.4% in Fiscal 1998 to 39.9% of total revenues in Fiscal 1999. Newer stores generally have a higher level of operating expense relative to revenues than do mature stores. Fiscal 1999 administrative expenses remained flat at 7.8% of total revenues when compared to Fiscal 1998.

Depreciation and amortization expense, when measured as a percent of total revenue, increased 0.2 of a percentage point in Fiscal 2000 to 5.2%. The increase is a net effect of greater revenues and an increase in depreciation and amortization expense, primarily due to investments made in new stores. Depreciation and amortization expense increased to 5.0% in Fiscal 1999 from 4.6% in Fiscal 1998. As in Fiscal 2000, the increase is a net effect of greater revenues and an increase in depreciation and amortization expense from investments made in new stores.

In Fiscal 2000, interest expense increased $2.5 million to $6.2 million. The increase was primarily due to higher interest rates coupled with increased average debt balances needed to fund new store expansion and other capital expenditures. In Fiscal 1999, interest expense increased to $3.7 million from $1.4 million in Fiscal 1998. This increase was due largely to higher average debt balances needed to fund new store expansion.

The income tax benefit for Fiscal 2000 was $3.8 million (17% of pretax income) compared to an income tax expense of $1.1 million (39% of pretax income) for Fiscal 1999 and $4.9 million (38% of pretax income) for Fiscal 1998. The decrease in effective tax rate for Fiscal 2000 is due primarily to the recognition of a valuation allowance on the Company's deferred tax asset. Exclusive of the valuation allowance, the Fiscal 2000 income tax benefit was $7.5 million (34% of pretax income). The remaining effective tax rate variances were due to changes in effective state income taxes in some states in which the Company operates.

Net loss for Fiscal 2000 was $32.6 million compared to net income of $1.7 million for Fiscal 1999. The increase in net loss results from several factors, including the cumulative effect of changing to a preferable revenue recognition method ($14.3 million), recognition of a restructuring charge ($11.8 million), lower gross margins on merchandise sales ($4.5 million), and higher operating, administrative, and interest expenses. Pro forma net income for Fiscal 1999 was $1.7 million compared to pro forma net income of $8.1 million for Fiscal 1998. The decrease in net income results primarily from lower gross margins on merchandise sales and higher operating and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $0.6 million in Fiscal 1999 to $10.9 million in Fiscal 2000. Excluding restructuring expenses of $10.6 million and the $14.3 million cumulative effect of a change in accounting principle, the Company's most significant item in reconciling net loss to cash flow from operations was a $7.5 million decrease in inventory, compared to a $14.1 million increase in inventory in the year earlier period. Net cash provided by operating activities in Fiscal 1999 declined to $0.6 million compared to $10.8 million provided in Fiscal 1998, primarily due to the $14.1 million increase in the Company's inventory, partially offset by smaller changes in other working capital accounts.

In Fiscal 2000, the Company invested $19.4 million in property, equipment, and an unconsolidated affiliate. These investments and a $2.0 million net reduction of bank borrowings were funded by cash flow from operating activities, a $6.4 million decrease in pawn loans, and $4.6 million in proceeds from the sale of assets.

In the third quarter of fiscal 2000, the Company ceased its store expansion and prior to September 30, 2000, committed to close fifty-four unprofitable stores as part of its restructuring, twenty-three of which were closed by September 30, 2000. Excluding these stores, cash flow from operations would have been approximately $2.0 million higher in Fiscal 2000. During Fiscal 2001, the Company also plans to sell certain non-core assets and complete sale-leaseback transactions of some of its owned properties. The Company anticipates that cash flow from operations and proceeds from the sale-leaseback transaction will be adequate to fund planned capital expenditures, working capital requirements, and mandatory debt payments during the coming year. However, there can be no assurance that the sale of these assets will be completed or that cash flow from operating activities will be adequate for these expenditures.

On December 15, 2000, the Company amended and restated its $85 million secured credit agreement, which matures December 3, 2001. The amended credit agreement provides for a $45 million revolving credit facility and two term loan facilities totaling $40 million. Availability under the revolving credit facility will be tied to pawn loan and inventory balances. The term facilities require principal payments of $22.1 million during Fiscal 2001. These principal payments will be made from operating cash flow, the sale of assets, primarily sale-leaseback transactions of various owned properties, and a tax refund resulting from the Company's Fiscal 2000 operating loss. Interest on the facility will be tied to the agent bank's prime rate plus 250 to 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

Earlier in Fiscal 2000, the Company amended its $110 million credit agreement in an amendment dated March 31, 2000. Among other provisions, this amendment reduced the aggregate commitment under the facility to $85 million, secured the facility with substantially all the assets of the Company, and adjusted the interest rates charged on outstanding borrowings.

The Company believes that the financial covenants established in the amended and restated credit facility will be achieved based upon the Company's current and anticipated performance. Based upon management's Fiscal 2001 operating plan, including the sale/leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and to make the required principal payments under the two term loans during Fiscal 2001. However, material shortfalls or variances from anticipated performance or the delay in the sale of certain of its assets could require the Company to seek a further amendment to the amended and restated credit facility or alternate sources of financing, or to limit capital expenditures to an amount less than that currently anticipated or permitted under the amended and restated credit facility.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at September 30, 2000 is comprised of variable-rate debt instruments. If interest rates average 25 basis points more in 2001 than they did in 2000, the Company's annual interest expense would be increased by approximately $203,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at September 30, 2000.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during Fiscal 2000 was approximately $240,000. On December 1, 2000, the U.K. pound closed at 0.7007 to 1.00 U.S. dollar, an increase from
0.6831 at September 30, 2000. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----

Report of Independent Auditors                                                                  27

Consolidated Financial Statements:

           Consolidated Balance Sheets as of September 30, 1999 and 2000                        28

           Consolidated Statements of Operations for each of the Three Fiscal Years
           Ended September 30, 2000                                                             29

           Consolidated Statements of Cash Flows for each of the Three Fiscal Years
           Ended September 30, 2000                                                             30

           Consolidated Statements of Stockholders' Equity for each of the Three Fiscal Years
           Ended September 30, 2000                                                             31

           Notes to Consolidated Financial Statements                                           32

REPORT OF INDEPENDENT AUDITORS

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the financial statements, in the year ended September 30, 2000 the Company changed its method of accounting for revenue recognition on pawn loans.

ERNST & YOUNG LLP

Austin, Texas
November 10, 2000 except for Note H,
  as to which the date is December 15, 2000.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,
                                                                                   -----------------------
                                                                                      1999         2000
                                                                                   ----------   ----------
Assets:                                                                                 (In thousands)
             Current assets:
                Cash and cash equivalents                                          $   2,899    $   3,126
                Pawn loans                                                            53,940       46,916
                Service charges receivable                                            16,671        8,629
                Inventory, net                                                        58,241       35,660
                Deferred tax asset                                                     1,824        9,636
                Federal income tax receivable                                          1,695        5,045
                Prepaid expenses and other assets                                      3,787        1,565
                                                                                   ---------    ---------
                                Total current assets                                 139,057      110,577

             Investment in unconsolidated affiliates                                  13,195       14,021
             Property and equipment, net                                              60,608       61,130
             Other assets:
                Goodwill, net                                                         13,868       12,160
                Notes receivable from related parties                                  3,000        3,156
                Other assets, net                                                      4,349        2,749
                                                                                   ---------    ---------
             Total assets                                                          $ 234,077    $ 203,793
                                                                                   =========    =========
Liabilities and Stockholders' Equity
             Current liabilities:
                Current maturities of long-term debt                               $      11    $  22,087
                Accounts payable and other accrued expenses                           11,049       12,011
                Restructuring reserve                                                     --        1,649
                Customer layaway deposits                                              2,422        2,332
                                                                                   ---------    ---------
                                Total current liabilities                             13,482       38,079

             Long-term debt, less current maturities                                  83,112       59,025
             Deferred tax liability                                                    1,696        3,639
             Other long-term liabilities                                                 102          379
                                                                                   ---------    ---------
                                Total long-term liabilities                           84,910       63,043
             Commitments and contingencies
             Stockholders' equity:
                Preferred Stock, par value $.01 per share; Authorized
                             5,000,000 shares; none issued and outstanding                --           --
                Class A Non-voting Common Stock, par value $.01 per share;
                             Authorized 40,000,000 shares; 10,831,043 issued and
                             10,822,010 outstanding in 1999; 10,906,073 issued
                             and 10,897,040 outstanding in 2000                          108          109
                Class B Voting Common Stock, convertible, par value $.01
                             Per share; Authorized 1,198,990 shares; 1,190,057
                             issued and outstanding                                       12           12
                Additional paid-in capital                                           114,470      114,569
                Retained earnings (deficit)                                           21,715      (11,159)
                                                                                   ---------    ---------
                                                                                     136,305      103,531
                Treasury stock (9,033 shares)                                            (35)         (35)
                Receivable from stockholder                                             (729)        (729)
                Accumulated other comprehensive income                                   144          (96)
                                                                                   ---------    ---------
                                Total stockholder's equity                           135,685      102,671
                                                                                   ---------    ---------
             Total liabilities and stockholders' equity                            $ 234,077    $ 203,793
                                                                                   =========    =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended September 30,
                                                                      ------------------------------------
                                                                         1998         1999         2000
                                                                      ----------   ----------   ----------
                                                                    (In thousands, except per share amounts)
Revenues:
   Sales                                                              $ 112,307    $ 130,077    $ 139,924
   Pawn service charges                                                  85,087      101,892       57,475
                                                                      ---------    ---------    ---------
                     Total revenues                                     197,394      231,969      197,399

Costs of goods sold                                                      94,084      113,824       88,054
                                                                      ---------    ---------    ---------
                     Net revenues                                       103,310      118,145      109,345

Operating Expenses
   Operations                                                            66,742       81,963       85,513
   Administrative                                                        12,838       14,387       19,324
   Depreciation                                                           6,895        8,503        9,389
   Amortization                                                             701          932          866
   Restructuring expense                                                     --           --       10,572
                                                                      ---------    ---------    ---------
                     Total operating expenses                            87,176      105,785      125,664
                                                                      ---------    ---------    ---------

Operating income (loss)                                                  16,134       12,360      (16,319)
Interest expense, net                                                     1,398        3,691        6,201
Equity in net income of unconsolidated affiliate                            (95)        (304)        (225)
(Gain) loss on sale of assets                                               (28)         268         (280)
                                                                      ---------    ---------    ---------
Income (loss) before income taxes                                        14,859        8,705      (22,015)

Income tax expense (benefit)                                              5,646        3,220       (3,785)
                                                                      ---------    ---------    ---------
Income (loss) before cumulative effect of a change in
     accounting principle                                             $   9,213    $   5,485    $ (18,230)

Cumulative effect on prior years (to September 30, 1999) of
     change in method of revenue recognition, net of tax                     --           --      (14,344)
                                                                      ---------    ---------    ---------

Net Income (loss)                                                     $   9,213    $   5,485    $ (32,574)
                                                                      =========    =========    =========
Income (loss) per common share (basic and diluted):

     Income (loss) before cumulative effect of a change in
       accounting principle                                           $    0.77    $    0.46    $   (1.52)

     Cumulative effect on prior years (to September 30, 1999)
       of change in method of revenue recognition, net of tax         $      --    $      --    $   (1.19)
                                                                      ---------    ---------    ---------

     Net income (loss)                                                $    0.77    $    0.46    $   (2.71)
                                                                      =========    =========    =========
Weighted average shares outstanding
   Basic                                                                 11,999       12,004       12,017
   Assuming dilution                                                     12,014       12,008       12,017

Pro forma amounts assuming the new revenue recognition
method is applied retroactively:
   Net income (loss)                                                  $   8,052    $   1,748    $ (18,230)
   Net income (loss) per common share (basic and diluted)             $    0.67    $    0.15    $   (1.52)

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended September 30,
                                                                ------------------------------------
                                                                   1998         1999         2000
                                                                ----------   ----------   ----------
                                                                           (In thousands)
Operating Activities:
   Net income (loss)                                            $   9,213    $   5,485    $ (32,574)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Cumulative effect of change in accounting principle          --           --       14,344
          Depreciation and amortization                             7,596        9,435       10,255
          Restructuring expenses                                       --           --       10,572
          Net (gain)/loss on sale or disposal of assets               (32)         269         (280)
          Deferred compensation expense                                --           --            4
          Income from investment in unconsolidated affiliate          (95)        (304)        (225)
   Changes in operating assets and liabilities:
          Service charges receivable                               (1,575)      (1,828)         704
          Inventory                                                (4,303)     (14,080)       7,512
          Notes receivable related parties                             33           --         (201)
          Prepaid expenses, other current assets, and other
              assets, net                                          (1,689)      (1,727)       1,539
          Accounts payable and accrued expenses                     1,169        2,247        1,340
          Customer layaway deposits                                   251          244          (90)
          Other long-term liabilities                                 152          (50)        (129)
          Federal income taxes payable                               (819)          --           --
          Deferred taxes                                            1,761        1,730        1,517
          Federal income taxes receivable                            (840)        (855)      (3,350)
                                                                ---------    ---------    ---------
Net cash provided by operating activities                          10,822          566       10,938

Investing Activities:
   Pawn loans forfeited and transferred to inventory               60,297       77,908       71,800
   Pawn loans made                                               (180,894)    (208,201)    (187,600)
   Pawn loans repaid                                              114,429      126,311      122,190
                                                                ---------    ---------    ---------
                                                                   (6,168)      (3,982)       6,390
   Additions to property, plant and equipment                     (17,830)     (25,793)     (18,534)
   Acquisitions, net of cash acquired                              (3,600)      (1,802)          --
   Purchase of pawn related assets                                   (925)          --           --
   Investment in unconsolidated affiliate                         (10,844)      (1,808)        (841)
   Proceeds from sale of assets                                       203           --        4,585
                                                                ---------    ---------    ---------
Net cash used in investing activities                             (39,164)     (33,385)      (8,400)

Financing Activities:
   Proceeds from bank borrowings                                   48,000       52,000       52,000
   Payments on bank borrowings                                    (19,009)     (17,010)     (54,011)
   Payment of dividends                                              (150)        (600)        (300)
                                                                ---------    ---------    ---------
Net cash provided by (used in) financing activities                28,841       34,390       (2,311)
                                                                ---------    ---------    ---------
   Change in cash and equivalents                                     499        1,571          227

   Cash and equivalents at beginning of period                        829        1,328        2,899
                                                                ---------    ---------    ---------
   Cash and equivalents at end of period                        $   1,328    $   2,899    $   3,126
                                                                =========    =========    =========
Cash paid during the periods for:
          Interest                                              $   1,850    $   3,911    $   7,549
          Income taxes                                          $   5,934    $   2,325    $     311
Non-cash investing and financing activities:
   Issuance of common stock to 401(k) plan                      $      60    $      72    $      96
   Accumulated foreign currency translation adjustment          $     (30)   $     174    $    (240)
   Receivable from insurer for loss of fixed asset              $      --    $      79    $      --

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Accumulated
                                                          Additional  Retained                Receivable      Other
                                        Common Stock       Paid In    Earnings/   Treasury      From      Comprehensive
                                    Shares     Par Value   Capital    (Deficit)    Stock     Stockholder  Income (loss)    Total
                                   ---------   ---------  ----------  ---------  ----------  -----------  -------------  ---------
                                                                                 (In thousands)

Balances at September 30, 1997        12,004   $     120  $ 114,338   $   7,767  $     (35)   $    (729)    $      --    $ 121,461

   Issuance of common stock to
          401(k) plan                      7          --         60          --         --           --            --           60
   Payment of dividends                   --          --         --        (150)        --           --            --         (150)
   Foreign currency translation
          Adjustment                      --          --         --          --         --           --           (30)         (30)
   Net income                             --          --         --       9,213         --           --            --        9,213
                                                                                                                         ---------
   Total comprehensive income             --          --         --          --         --           --            --        9,183
                                   ---------   ---------  ---------   ---------  ---------    ---------     ---------    ---------
Balances at September 30, 1998        12,011         120    114,398      16,830        (35)        (729)          (30)     130,554

   Issuance of common stock to
          401(k) plan                     10          --         72          --         --           --            --           72
   Payment of dividends                   --          --         --        (600)        --           --            --         (600)
   Foreign currency translation
        Adjustment                        --          --         --          --         --           --           174          174
   Net income                             --          --         --       5,485         --           --            --        5,485
                                                                                                                        ----------
   Total comprehensive income             --          --         --          --         --           --            --        5,659
                                   ---------   ---------  ---------   ---------  ---------    ---------     ---------    ---------
Balances at September 30, 1999        12,021         120    114,470      21,715        (35)        (729)          144      135,685

   Issuance of common stock to
          401(k) plan                     75           1         95          --         --           --            --           96
   Payment of dividends                   --          --         --        (300)        --           --            --         (300)
   Amortization of stock option
        compensation                      --          --          4          --         --           --            --            4
   Foreign currency translation
        adjustment                        --          --         --          --         --           --          (240)        (240)
   Cumulative effect of change in
        accounting method                 --          --         --     (14,344)        --           --            --      (14,344)
   Net loss                               --          --         --     (18,230)        --           --            --      (18,230)
                                                                                                                         ---------
   Total comprehensive loss               --          --         --          --         --           --            --      (32,814)
                                   ---------   ---------  ---------   ---------  ---------    ---------     ---------    ---------
Balances at September 30, 2000        12,096   $     121  $ 114,569   $ (11,159) $     (35)   $    (729)    $     (96)   $ 102,671
                                   =========   =========  =========   =========  =========    =========     =========    =========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: EZ Corp., Inc. (the "Company") is primarily engaged in establishing, acquiring, and operating pawnshops. As of September 30, 2000, the Company operated 313 locations in 12 states. At December 1, 2000, the Company operated 297 stores in 10 states. The pawnshops function as sources of customer credit and as specialty retailers primarily of previously owned merchandise.

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 29.9% interest in Albemarle & Bond Holdings, plc ("A&B") using the equity method.

REVENUE RECOGNITION: Pawn loans ("loans") are generally made on the pledge of tangible personal property for one month with an automatic 60 day grace period (the "loan term"). Pawn service charges on loans are recorded based on the interest method based on estimated amounts to be collected (see Note B). If the loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (loan principal) or market (net realizable value) of the property. When this inventory is sold, sales revenue and the related cost are recorded at the time of sale.

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

INVENTORY: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited loans, merchandise purchased from customers, merchandise acquired from the acquisition of other pawnshops, and new merchandise purchased from vendors. The Company provides an allowance for shrinkage and valuation based on management's evaluation of the market value of the merchandise. At September 30, 2000 (after giving effect to the change in accounting principle discussed in Note B), the valuation allowance deducted from the carrying value of inventory amounted to $2,238,000. The valuation allowance at September 30, 1999 amounted to $8,313,000 ($1,350,000 pro forma for the effect of the accounting change.).

SOFTWARE DEVELOPMENT COSTS: The Company accounts for software development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 1999 and 2000, approximately $5,393,000 and $8,055,000 were capitalized in connection with the development of internal software systems. Included in these amounts are $285,000 and $942,000 of capitalized interest in 1999 and 2000. Capitalized costs are amortized over the estimated useful lives of each system when complete and ready for its intended use.

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

INTANGIBLE ASSETS: Intangible assets consist primarily of excess purchase price over net assets acquired in acquisitions. Excess cost over fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 20 to 40 years (the expected period of benefit). Accumulated amortization of goodwill was approximately $6,811,000 and $5,353,000 at September 30, 1999 and 2000, respectively. Accumulated amortization of all other intangible assets was approximately $6,795,000 and $1,594,000 at September 30, 1999 and 2000,
respectively.

LONG-LIVED ASSETS: Long-lived assets (i.e., property, equipment, and intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the related assets (see Note C).

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

ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was approximately $1,208,000, $1,467,000, and $1,442,000 for the fiscal years ended September 30, 1998, 1999, and 2000.

INCOME TAXES: The Company files a consolidated return with its wholly owned subsidiaries. Deferred taxes are recorded based on the liability method and result primarily from differences in the timing of the recognition of certain revenue and expense items for federal income tax purposes and financial reporting purposes.

STOCK-BASED COMPENSATION: The Company accounts for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS 123 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option pricing model and has determined the pro forma impact on net income. See Note I, Common Stock, Warrants, and Options.

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

RECLASSIFICATIONS: Certain prior year financial statement balances have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, as deferred by SFAS 137, is effective for the Company's fiscal 2001 year. Management of the Company expects that the adoption of the new Statement will have no effect on results of operations or the financial position of the Company.

NOTE B: CHANGE IN ACCOUNTING PRINCIPLE

Effective October 1, 1999, the Company changed its method of revenue recognition on pawn loans by reducing the accrual of pawn service charge revenue to the estimated amount which will be realized through loan collection and recording forfeited collateral at the lower of cost (the principal amount of the loan) or market. Previously, pawn service charges were accrued on all loans, and the carrying value of the forfeited collateral was the lower of cost (principal amount of loan plus accrued pawn service charges) or market.

The Company believes the new method of revenue recognition is preferable in that it better aligns reported net revenues and earnings with current economic trends in its business and the management of the Company. In addition, the Company believes the new method improves comparability of its operating results and financial position with similar companies.

The new method has been applied as of the beginning of the current fiscal year (October 1, 1999). The charge of $14.3 million included in the accompanying statement of operations for the year ending September 30, 2000 represents the cumulative effect of applying the new method retroactively (net of an income tax benefit of $7.4 million). The pro forma amounts shown on the statements of operations reflect the effect of retroactive application on pawn service charge revenues and cost of goods sold had the new method been in effect, and the related income taxes.

NOTE C: RESTRUCTURING CHARGE

In Fiscal 2000 the Company reviewed its store portfolio to determine whether closing certain stores would improve the Company's profitability and to determine whether certain stores were strategically viable. As a result of this review and the continuing evaluation of such assets for impairment, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) during the fourth quarter of Fiscal 2000.

The total pretax charge included $9.6 million (included in Restructuring expense on the Consolidated Statement of Operations) for the write-down to realizable value the closed stores' property, equipment, pawn loans outstanding, intangible assets, and the estimated costs for the settlement of lease obligations, administrative costs, severance costs, and other exit costs. Also included in the total charge is approximately $1.0 million (included in Restructuring expense on the Consolidated Statement of Operations) related to other restructuring charges, primarily severance for administrative staff reductions. All charges for severance included in the restructuring related to employees notified of their position elimination prior to September 30, 2000. The $11.8 million pretax charge includes a $1.2 million write down of inventory (included in Cost of goods sold on the Consolidated Statement of Operations) for discounts expected in liquidating these stores' remaining inventory. Of the 54 stores, 23 were closed as of September 30, 2000, and the remaining 31 are expected to close in Fiscal 2001.

Prior to September 30, 2000, employees at thirty-nine of the 54 stores identified for closure were notified of their termination. As of September 30, 2000, approximately 84 employees were terminated, and approximately 105 additional employees will be terminated when the remaining stores close during Fiscal 2001. The severance cost for notified employees was accrued and included in the store closing charge noted above.

The results of operations from the 54 stores scheduled for closure were as follows (in thousands):

                  Fiscal Year Ended September 30,
                 --------------------------------
                   1998        1999        2000
                 --------    --------    --------
Total revenues   $ 15,871    $ 18,461    $ 17,946
Operating loss     (2,343)     (2,379)     (3,222)

At September 30, 2000, the Company had a remaining restructuring reserve of $1.6 million. It is anticipated that all remaining material cash outlays required for these store closings and related restructuring costs will be made during Fiscal 2001. The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the year ended September 30, 2000 (in thousands):

                                           Write-off of
                    Lease                   Long-Lived    Administrative   Net Book    Proceeds
                  Settlement   Workforce  and Intangible    and Other      Value of    from Sale    Total
                    Costs      Severance      Assets        Exit Costs    Assets Sold  of Assets   Reserve
                  ----------   ---------  --------------  --------------  -----------  ---------   --------
Reserve balance
at September
30, 1999           $     --    $     --     $     --        $     --       $     --    $     --    $     --

Additions
(reductions)            693       1,159        7,669             543          1,714      (1,206)     10,572

Reserve Utilized       (111)       (251)      (7,669)            (87)        (1,284)        479      (8,923)
                   --------    --------     --------        --------       --------    --------    --------

Reserve balance
at September
30, 2000           $    582    $    908     $     --        $    456       $    430    $   (727)   $  1,649
                   ========    ========     ========        ========       ========    ========    ========

In conjunction with the restructuring in Fiscal 2000, the Company recorded an additional $1.2 million inventory reserve for anticipated losses on sales at stores to be closed. This amount was charged to cost of goods sold and is excluded from the table above. Of this inventory reserve, $0.1 million was utilized by September 30, 2000, leaving a balance of $1.1 million in the reserve at that date. The Company anticipates that the remaining reserve will be utilized in Fiscal 2001 as the related inventory is sold.

NOTE D: EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

                                                                         Years Ended September 30,
                                                                      ------------------------------
                                                                        1998       1999       2000
                                                                      --------   --------   --------
                                                                              (In thousands)
Numerator
   Numerator for basic and diluted earnings per share:
        Net income (loss)                                             $  9,213   $  5,485   $(32,574)
                                                                      ========   ========   ========
Denominator
   Denominator for basic earnings per share:
        Weighted average shares                                         11,999     12,004     12,017

   Effect of dilutive securities:
     Employee stock options                                                  3         --         --
     Warrants                                                               12          4         --
                                                                      --------   --------   --------
        Dilutive potential common shares                                    15          4         --
                                                                      --------   --------   --------

Denominator for diluted earnings per share: adjusted
weighted average shares and assumed conversions                         12,014     12,008     12,017
                                                                      ========   ========   ========
Basic and diluted earnings per share                                  $   0.77   $   0.46   $  (2.71)
                                                                      ========   ========   ========

Outstanding options to purchase shares of common stock were as follows:

                                                                         Years Ended September 30,
                                                                      -------------------------------
                                                                        1998       1999       2000
                                                                      --------   ---------  ---------

Weighted average shares subject to options                             618,643   1,534,763  1,569,924
Average exercise price per share                                      $  13.36     $ 11.30    $ 11.08

These options were excluded from the computation of diluted earnings per share in 1998 and 1999 because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive. Options outstanding in 2000 were excluded from the computation of loss per share because the Company incurred a loss for Fiscal 2000.

NOTE E: ACQUISITION OF PAWN STORES AND PURCHASE OF PAWN RELATED ASSETS

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

There were no acquisitions during the fiscal year ended September 30, 2000.

Since none of these acquisitions are material to the results of operations or financial position of the Company (individually or collectively) no pro forma results have been presented.

On March 28, 1998, the Company acquired 29.99% of the common shares of Albemarle & Bond Holdings, plc ("A&B") for approximately $10.8 million. On October 16, 1998, the Company acquired an additional 1,896,666 newly issued common shares of A&B for approximately $2 million. Following this purchase the Company owns 13,276,666 common shares of A&B, or approximately 29.9% of the total outstanding shares. A&B is primarily engaged in pawnbroking, retail jewelry sales and check cashing in England and Wales. The excess of the purchase price over the fair market value of net assets acquired of approximately $9.0 million is being amortized over 20 years. Summarized financial information for this equity investment is not presented since the investment is not material in relation to the financial position or results of operations of the Company. The acquisition is accounted for using the equity method. Since A&B's fiscal year end is June 30, the income reported by the Company for its investment in A&B is on a three month lag. The income reported for the Company's fiscal year end of September 30 represents its percentage interest in the results of A&B's operations, reduced by the amortization of the excess purchase price over fair market value, from April 1 to June 30, 1998, from July 1, 1998 to June 30, 1999, and from July 1, 1999 to June 30, 2000 for Fiscal 1998, Fiscal 1999 and Fiscal 2000, respectively. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at September 30, 2000, the market value of this investment was approximately $6.0 million, based on the closing market price on that date.

NOTE F: PROPERTY AND EQUIPMENT

Major classifications of property and equipment were as follows:

                                     September 30,
                                -----------------------
                                   1999         2000
                                ----------   ----------
                                    (In thousands)

Land                            $   5,125    $   5,293
Buildings and improvements         44,580       46,019
Furniture and equipment            35,863       36,507
Software                            4,770        5,216
Construction in progress            7,823       15,110
                                ---------    ---------
Total                              98,161      108,145

Less accumulated depreciation     (37,553)     (47,015)
                                ---------    ---------

                                $  60,608    $  61,130
                                =========    =========

NOTE G: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                         September 30,
                                       -----------------
                                         1999      2000
                                       -------   -------
                                         (In thousands)

Trade accounts payable                 $ 4,694   $ 3,570
Accrued payroll and related expenses     3,119     4,765
Other accrued expenses                   3,236     3,676
                                       -------   -------
                                       $11,049   $12,011
                                       =======   =======

NOTE H: LONG-TERM DEBT

Long-term debt consisted of:

                                                                                    September 30,
                                                                                  -----------------
                                                                                    1999      2000
                                                                                  -------   -------
                                                                                    (In thousands)
Note payable to bank under $85 million line of credit agreement dated December
10, 1998, as amended on September 29, 1999 and March 31, 2000; interest payable monthly at prime rate or the bank's Eurodollar rate plus 0% to 4.5% (11.125% at
September 30, 2000); annual commitment fee of 0.25% of the unused portion
payable in quarterly installments; principal due December 3, 2001                 $83,000   $81,000

Other                                                                                 123       112
                                                                                  -------   -------
                                                                                   83,123    81,112
Less current maturities                                                                11    22,087
                                                                                  -------   -------
                                                                                  $83,112   $59,025
                                                                                  =======   =======

On December 15, 2000, the Company amended and restated its $85 million secured credit agreement, which matures December 3, 2001. The amended credit agreement provides for a $45 million revolving credit facility and two term loan facilities totaling $40 million which are secured by substantially all of the Company's assets. Availability under the revolving credit facility will be tied to pawn loan and inventory balances. The term facilities require principal payments of $22.1 million during Fiscal 2001. These principal payments will be made from operating cash flow, the sale of assets, primarily sale-leaseback transactions of various owned properties, and a tax refund resulting from the Company's Fiscal 2000 operating loss. Interest on the facility will be tied to the agent bank's prime rate plus 250 to 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

Earlier in Fiscal 2000, the Company amended its $110 million credit agreement in an amendment dated March 31, 2000. Among other provisions, this amendment reduced the aggregate commitment under the facility to $85 million, secured the facility with substantially all the assets of the Company, and adjusted the interest rates charged on outstanding borrowings.

The Company believes that the financial covenants established in the amended credit facility will be achieved based upon the Company's current and anticipated performance. Based upon management's Fiscal 2001 operating plan, including the sale/leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and to make the required principal payments under the two term loans during Fiscal 2001. However, material shortfalls or variances from anticipated performance or the delay in the sale of certain of its assets could require the Company to seek a further amendment to the amended credit facility or alternate sources of financing, or to limit capital expenditures to an amount less than that currently anticipated or permitted under the amended and restated credit facility.

The Company currently has a $691,000 letter of credit with the bank group as required by a legal agreement relating to certain insurance policies.

NOTE I: COMMON STOCK, WARRANTS, AND OPTIONS

The capital stock of the Company consists of two classes of common stock designated as Class A Non-voting Common Stock ("Class A Common Stock") and Class B Voting Common Stock ("Class B Common Stock"). The rights, preferences, and privileges of the Class A and Class B Common Stock are similar except that each share of Class B Common Stock has one vote and each share of Class A Common Stock has no voting privileges. All Class A Non-voting Common Stock is publicly held. Holders of Class B

Common Stock may, individually or as a class, convert some or all of their shares into Class A Common Stock. Class A Common Stock becomes voting common stock upon the conversion of all Class B Common Stock to Class A Common Stock. The Company is required to reserve such number of authorized but unissued shares of Class A Common Stock as would be issuable upon conversion of all outstanding shares of Class B Common Stock.

At September 30, 2000, warrants to purchase 23,579 shares of Class A Common Stock and 4,074 shares of Class B Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.

The Company has an Incentive Stock Option Plan (the "1991 Plan") under which options to purchase Class A Common Stock could be granted to employees until adoption of the 1998 Plan discussed below. Options granted under the 1991 Plan were granted at exercise prices equal to or greater than the fair market value of the Class A Common Stock on the date of grant. The options vest at 20% each year and are fully vested in five years, with accelerated vesting upon a change in control of the Company. They have a contractual life of ten years. No options have been exercised pursuant to the 1991 Plan. A summary of the 1991 Plan activity for each of the three fiscal years ended September 30, 1998, 1999 and 2000 follows:

                               STOCK OPTION PLANS

                                                         Price Range of
                                     Number of Shares         Shares       Weighted Average
                                     ----------------    ---------------   ----------------

Outstanding at September 30, 1997        562,005         $ 8.75 - $21.75       $ 13.46
             Granted                     138,250         $12.00 - $12.50       $ 12.05
             Canceled                    (52,745)        $ 8.75 - $21.75       $ 12.91
             Exercised                        --                      --            --
                                        --------        -----------------       -------
Outstanding at September 30, 1998        647,510         $ 8.75 - $21.75       $ 13.20
             Granted                          --                      --            --
             Canceled                    (65,237)        $ 8.75 - $21.75       $ 12.14
             Exercised                        --                      --            --
                                        --------        -----------------       -------
Outstanding at September 30, 1999        582,273         $11.00 - $21.75       $ 13.32
             Granted                          --                      --            --
             Canceled                   (329,567)        $12.00 - $21.75       $ 12.99
             Exercised                        --                      --            --
                                        --------        -----------------       -------
Outstanding at September 30, 2000         52,706         $11.00 - $21.75       $ 13.76
                                        --------        -----------------       -------

                          RANGE OF OPTIONS OUTSTANDING

                                                     Weighted                       Exercisable
                                      Weighted        Average                         Shares
                     Number of         Average       Remaining                       Weighted
   Range of            Shares         Exercise      Contractual                     Avg. Exer.
Exercise Prices     Outstanding         Price       Life (years)    Exercisable        Price
---------------     -----------       --------      ------------    -----------     -----------

 $11.00-$12.75        105,406          $12.17           5.40           77,956          $12.22
 $13.00-$14.50        129,700          $13.97           3.79          129,700          $13.97
 $21.75-$21.75         17,600          $21.75           2.17           17,600          $21.75
 -------------        -------          ------           ----          -------          ------
 $11.00-$21.75        252,706          $13.76           4.35          225,256          $13.97

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"), which provides for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans.

On November 5, 1998, the Compensation Committee of the Board of Directors approved a grant of 1,023,000 options to named executives, exercisable at $10.00 per share, and, except as provided below, vesting on October 6, 2008. As of September 30, 2000, the Company had 450,000 options outstanding

(options granted less options canceled due to employee termination). Options under the 1998 Plan have a contractual life of ten years.

The following specified percentage of the options will vest prior to October 6, 2008 if the Company meets certain earnings per share ("EPS") targets described below and maintains a certain debt to equity ratio.

                                                        Earnings Per Share for Fiscal Year
                                           -----------------------------------------------------------
                                            1999     2000     2001    2002     2003     2004     2005
                                           ------   ------   ------  ------   ------   ------   ------

Targeted EPS for Tranche A Options         $ 0.85   $ 1.05   $ 1.30  $ 1.60   $ 2.00   $ 2.50   $ 3.10
Targeted EPS for Tranche B Options         $ 0.85   $ 1.06   $ 1.43  $ 1.92   $ 2.46   $ 3.06   $ 3.66
Targeted EPS for Tranche C Options         $ 3.00   $ 3.00   $ 3.00  $ 3.00   $ 3.00   $ 3.00   $ 3.00

                                                   Percent Vested if Targets Met for Fiscal Year
                                           ----------------------------------------------------------
                                            1999     2000     2001    2002    2003     2004     2005
                                           ------   ------   ------  ------  ------   ------   ------

Applicable percentage                        10%      10%      15%      15%     20%      20%      10%
Amount for Tranche A and Tranche B

Applicable percentage                       100%     100%     100%     100%    100%     100%     100%
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

In Fiscal 2000, the Compensation Committee of the Board of Directors approved additional grants of options under the 1998 Plan at exercise prices ranging from $2.00 to $15.00. The options vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. No options have been exercised pursuant to the 1998 Plan. Total options available for grant at September 30, 2000 were 529,400.

A summary of the 1998 Plan activity follows:

                                                         STOCK OPTION PLANS

                                      Number of Shares  Price Range of Shares  Weighted Average
                                      ----------------  ---------------------  ----------------
Outstanding at September 30, 1998               --                 $   --           $   --
             Granted                     1,048,000                  10.00            10.00
             Canceled                      (23,000)                 10.00            10.00
             Exercised                          --                     --               --
                                        ----------          -------------           ------
Outstanding at September 30, 1999        1,025,000                 $10.00           $10.00
             Granted                       250,000           2.00 - 15.00             9.12
             Canceled                     (529,400)                 10.00            10.00
             Exercised                          --                     --               --
                                        ----------          -------------           ------
Outstanding at September 30, 2000          745,600          $2.00 - $15.0           $ 9.70

                          RANGE OF OPTIONS OUTSTANDING

                                                     Weighted                       Exercisable
                                      Weighted        Average                         Shares
                     Number of         Average       Remaining                       Weighted
   Range of            Shares         Exercise      Contractual                     Avg. Exer.
Exercise Prices     Outstanding         Price       Life (years)    Exercisable        Price
---------------     -----------       --------      ------------    -----------     -----------

 $ 2.00-$ 4.00        100,000          $ 3.80           9.51               --          $   --
 $10.00-$10.00        545,600          $10.00           8.25            9,600          $10.00
 $13.00-$15.00        100,000          $14.00           9.40               --          $   --
 -------------        -------          ------           ----           ------          ------
 $ 2.00-$15.00        745,600          $ 9.70           8.58            9,600          $10.00

In accordance with SFAS 123, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended September 30, 1999 and 2000, respectively:

                                                                         September 30,
                                                                 ----------------------------
                                                                      1999           2000
                                                                 --------------  ------------

Risk-free interest rate                                              4.45%         6.00%
Dividend yield                                                          0%            0%
Volatility factor of the expected market price of the
    Company's common stock                                          0.410         0.890
Expected life of the options                                         5-10 years       5 years
Weighted average fair value of options granted:
    Exercise price greater than fair value at date of grant        $ 4.88        $ 3.51
    Exercise price less than fair value on the date of grant       $   --        $ 2.38

During Fiscal 2000, options to purchase 50,000 shares were granted to an employee below the market price on the date of grant. As a result, the Company recorded deferred compensation of approximately $31,000, of which $4,000 was amortized to non-cash compensation expense during the year ended September 30, 2000. The remaining unearned compensation will be recognized as non-cash compensation expense over the remaining vesting period of approximately four years.

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

                                                     1998           1999           2000
                                                   --------       --------       --------

Net income (loss), as reported                     $  9,213       $  5,485       $(32,574)
Less: pro forma compensation expense                    110            558             13
                                                   --------       --------       --------
Net income (loss), pro forma                       $  9,103       $  4,927       $(32,587)

Basic and diluted earnings (loss) per share,
pro forma                                          $   0.76       $   0.41       $  (2.71)

Shares of reserved common stock at September 30, 2000, were as follows:

                                          Class A         Class B
                                         ---------       ---------

Stock option plan                        1,275,000              --
Stock warrants                              23,579           4,074
401(k) plan                                100,000              --
Conversion of Class B Common Stock       1,198,990              --
                                         ---------       ---------
                                         2,597,569           4,074
                                         =========       =========

NOTE J: INCOME TAXES

As of September 30, 2000, the Company had federal net operating loss carryforwards of approximately $461,000, which will expire beginning in 2020, if not utilized. The Company has alternative minimum tax and foreign tax credit carryforwards of approximately $330,000 and $35,000 respectively. The alternative minimum tax credit carryforwards do not expire. The foreign tax credit carryforwards begin to expire in 2004, if not utilized.

Utilization of the net operating loss and credit carryforwards could be subject to a substantial limitation if a "change in ownership," as defined by the provisions of the Internal Revenue Code of 1986, were to occur. If a change in ownership were to occur, the annual limitation could result in the expiration of net operating losses before utilization.

The income tax provision (benefit) attributable to continuing operations consisted of:

                           Years Ended September 30,
                     ------------------------------------
                      1998          1999           2000
                     -------       -------        -------
                                (In thousands)
 Current
      Federal        $ 3,586       $ 1,419        $(5,302)
      State              298            71             --
                     -------       -------        -------
                       3,884         1,490         (5,302)
 Deferred
      Federal          1,762         1,730          1,517
      State               --            --             --
                     -------       -------        -------
                     $ 5,646       $ 3,220        $(3,785)
                     =======       =======        =======

Income tax expense (benefit) is included in the financial statements as follows:

                                                                  Years Ended September 30,
                                                          ----------------------------------------
                                                            1998            1999            2000
                                                          --------        --------        --------
                                                                       (In thousands)
Continuing operations                                     $  5,646        $  3,220        $ (3,785)
Cumulative effect of change in accounting principle             --              --          (7,390)
                                                          --------        --------        --------
                                                          $  5,646        $  3,220        $(11,175)
                                                          ========        ========        ========

A reconciliation of income taxes calculated at the statutory rate and the provision (benefit) for income taxes attributable to continuing operations is as follows:

                                                                      Years Ended September 30,
                                                                ------------------------------------
                                                                  1998          1999           2000
                                                                -------       -------        -------
                                                                          (In thousands)

Income taxes at the federal statutory rate                      $ 5,201       $ 3,047        $(7,485)
Effect of nondeductible amortization of intangible assets            27            27             27
State income tax, net of federal benefit                            298            73             --
Change in valuation allowance                                        --            --          3,700
Other                                                               120            73            (27)
                                                                -------       -------        -------
                                                                $ 5,646       $ 3,220        $(3,785)
                                                                =======       =======        =======

Income before income taxes for continuing operations on the statements of operations differs from taxable income due to the following, which are accounted for differently for financial statement purposes than for federal income tax purposes and result in deferred tax expense (benefit):

                                                             Years Ended September 30,
                                                       -------------------------------------
                                                         1998           1999           2000
                                                       -------        -------        -------
                                                                   (In thousands)

Inventory basis                                        $  (312)       $  (133)       $   480
Provision for store closings and related charges           302             71         (3,240)
Software basis                                           1,949          1,870          2,611
General reserves                                            20            126           (981)
Tax carryforwards                                           --             --           (522)
Valuation allowance                                         --             --          3,700
Other                                                     (197)          (204)          (531)
                                                       -------        -------        -------
                                                       $ 1,762        $ 1,730        $ 1,517
                                                       =======        =======        =======

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                            1999           2000
                                                          --------       --------
                                                               (In thousands)
Deferred tax liabilities:
   Amortization of software costs                         $  3,953       $  6,707
   Prepaid expenses                                            642            314
   Other                                                        --            160
                                                          --------       --------
Total deferred tax liabilities                               4,595          7,181

Deferred tax assets:
   Book over tax depreciation                                2,314          3,677
   Tax over book inventory                                   2,161          7,560
   Accrued liabilities                                         248            153
   Provision for store closings and related charges             --          3,031
   Pawn service charge receivable                               --          1,935
   Tax carryforwards                                            --            522
                                                          --------       --------
Total deferred tax assets                                    4,723         16,878
                                                          --------       --------
Net deferred tax asset                                         128          9,697
Valuation allowance                                             --         (3,700)
                                                          --------       --------
Net deferred taxes                                        $    128       $  5,997
                                                          ========       ========

The Company established a valuation allowance of $3.7 million in Fiscal 2000 based upon the potential uncertainties regarding the realization of certain deferred tax assets.

Substantially all of the Company's operating income was generated from domestic operations during 1999 and 2000. At September 30, 1999 and 2000, the Company has provided deferred income taxes on all undistributed earnings from its foreign unconsolidated affiliate. Such earnings have been reinvested in foreign operations except for dividends at September 30, 1999 and 2000 of approximately $240,000 and $258,000, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole in part as credits against the U.S. tax on any dividends distributed from such earnings.

NOTE K: RELATED PARTY TRANSACTIONS

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff, an affiliate of the general partner of the majority stockholder, provides management consulting and investment banking services to the Company for a $33,333 monthly retainer. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, the affiliate earns fees from the Company for other business and financial consulting services. In Fiscal 2000, Morgan Schiff waived these consulting fees in July, August and September. In Fiscal 2000, Morgan Schiff received $33,333 per month from October to June for its services as a financial advisor and received expense reimbursements of $574,000. In Fiscal 1999, Morgan Schiff received $33,333 per month for its services as a financial advisor and received expense reimbursements of $412,000.

In 1994, the Company loaned the former President and Chief Executive Officer and current director, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Non-voting Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. An agreement effective August 15, 2000 between Mr. Lambiase and the Company modified the terms of the loan. The maturity date was changed to the earlier of (a) the date that is ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company's stock is equal to or exceeds $6 per share. As of September 30, 2000, the amount owed is approximately $729,000 plus accrued interest of approximately $52,500. The Company records interest income on the loan. Any forgiveness of interest is charged as compensation expense for Mr. Lambiase.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company's Class A Non-voting Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, initially due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (ranging from 4.93% to 5.8% for Fiscal 2000).

An agreement between Mr. Lambiase and the Company effective August 15, 2000 modified the terms of the $1.5 million loan from the Company by changing the maturity date to August 15, 2001 and by providing for the forgiveness of interest upon the repayment of the principal. The company is required to reimburse Mr. Lambiase for the income tax consequences of any portion of the interest forgiven.

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley's death or disability or certain changes in control the then remaining principal and interest will be forgiven. Accrued interest is forgiven based upon continued employment and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt. Through September 30, 2000, the stock price target had not been attained.

Under both the $1.5 million loans to Mr. Lambiase and Mr. Brinkley, charges to operations consist of interest forgiveness and related income tax costs and totaled approximately $306,000, $272,000 and $306,000 for the years ended September 30, 1998, 1999, and 2000, respectively.

In February 2000, the Company loaned Mr. Rotunda $200,000. The principal and interest of the loan are subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company is required to reimburse Mr. Rotunda for the income tax consequence of any portion of the interest forgiven.

NOTE L: LEASES

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under noncancelable leases including stores which were closed are as follows for each of the years ending September 30:

                         Total
                    (In thousands)
            -------------------------------
               2001                $  6,103
               2002                   4,819
               2003                   3,419
               2004                   1,860
               2005                     760
            Thereafter                  713
                                   --------
                                   $ 17,674
                                   ========

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases amount to $28,000 in 2001 and $8,000 in 2002.

Rent expense for the years ending September 30, 1998, 1999, and 2000 was $11.4 million, $13.0 million, and $13.6 million, respectively.

NOTE M: EMPLOYMENT AGREEMENTS

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

The Company agreed to accelerate the release of contractual restrictions on the transfer of Mr. Logue's 967,742 shares of common stock. The settlement released 191,548 shares immediately, and a like amount was released on October 29, 1998. An additional 95,774 shares were released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares to be released in July 2001, as originally scheduled. As a result of this settlement, on February 4, 1998, 285,417 shares of Mr. Logue's Class B Voting Common Stock were converted to publicly traded Class A Non-voting Common Stock. The majority holder of the Class B Voting Common Stock had previously approved and implemented the conversion of Mr. Logue's other 682,325 shares from Class B Common Stock to Class A Common Stock during the fiscal years ended September 30, 1996 and 1997. Also as a part of this settlement, Mr. Logue agreed to assign 10,000 shares of his stock to the Company. The Company accounted for the receipt of these shares as a capital transaction and has excluded the effect of this transfer from net income. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, negotiated a five year limitation on Mr. Logue's financial investments in competing pawnshop businesses and negotiated renewal options with respect to certain existing real estate leases for store locations.

As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes a base salary of $400,000 and an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as the immediate vesting of all stock options. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. As long as Mr. Rotunda's employment with the Company continues, a $200,000 loan by the Company to Mr. Rotunda is subject to forgiveness over a three-year period.

Vincent A. Lambiase was employed as the Company's President and Chief Executive Officer pursuant to an employment agreement dated July 1, 1994. The employment agreement had been extended through June 30, 2000 and provided for an annual salary, a bonus, and a $1,500,000 loan and a $729,000 loan from the Company, among other things. As of August 15, 2000, the Company entered into an agreement with Mr. Lambiase whereby the parties mutually agreed to terminate his employment with the Company. The terms of this agreement obligate the Company to pay Mr. Lambiase a monthly salary of $37,500.00 through August 14, 2001. Beginning February 14, 2001, the monthly salary will be offset or reduced by the amount of any other income earned by Mr. Lambiase. This agreement further modified the terms and conditions of the $1.5 million and $729,000 loans. See Note K.

NOTE N: 401(k) PLAN

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute a maximum of 15% of their compensation within allowable limits. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company will match 25% of each employee's contribution, up to 6% of their compensation, in the form of the Company's Class A Non-voting Common Stock. Contribution expense related to the plan for 1998, 1999 and 2000 was approximately $60,000, $72,000 and $96,000, respectively.

NOTE O: CONTINGENCIES

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

NOTE P: STOCKHOLDERS' EQUITY

On July 27, 1998, the Board of Directors declared an annual $0.05 per share cash dividend payable quarterly. The first quarterly dividend of $0.0125 per share was paid on August 25, 1998 to stockholders of record on August 11, 1998. The Company continued its quarterly payment of $0.0125 per share through the quarter ended March 31, 2000.

NOTE Q: QUARTERLY INFORMATION (UNAUDITED)


                                                           Year Ended September 30
                                      -----------------------------------------------------------------
                                      First Quarter(1)   Second Quarter  Third Quarter   Fourth Quarter
                                      -----------------  --------------  -------------   --------------
                                                   (In thousands, except per share amounts)
                                      -----------------------------------------------------------------
Fiscal 2000

Total revenues                            $ 53,940          $ 53,697        $ 42,238        $ 47,524
Net revenues                                31,257            29,010          26,153          22,925
Restructuring expense                           --                --              --         (10,572)
Income (loss) before cumulative
   effect of change in accounting
   principle                                 1,263            (1,279)         (2,150)        (16,064)
Cumulative effect of change in
   accounting principle                    (14,344)               --              --              --
Net income (loss)                          (13,081)           (1,279)         (2,150)        (16,064)

Per share amounts:
   Income (loss) before cumulative
     effect of change in accounting
     principle                            $   0.10          $  (0.11)       $  (0.18)       $  (1.33)
   Net income (loss)                      $  (1.09)         $  (0.11)       $  (0.18)       $  (1.33)

Fiscal 1999

Total revenues                            $ 60,415          $ 60,083        $ 53,902        $ 57,569
Net revenues                                31,393            28,982          28,520          29,250
Net income                                   2,379             2,151             469             486

Net income per share                      $   0.20          $   0.18        $   0.04        $   0.04

(1) The numbers presented for the quarter ended December 31, 1999 have been adjusted for the change in accounting principle as it was effective October 1, 1999.

Included in the fourth quarter of Fiscal 2000 is a restructuring charge of $11.8 million for store closings, associated closing costs, asset impairment and other restructuring charges (see Note C). Included in the $11.8 million is the $10.6 million separately classified charge shown above and a $1.2 million write-down of inventory that was charged to cost of goods sold.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of December 1, 2000 were as follows:

Name                                 Age       Title
----                                 ---       -----
Sterling B. Brinkley(1)              48        Chairman of the Board of Directors
Joseph L. Rotunda(1)(3)              53        President, Chief Executive Officer, and Director
Daniel N. Tonissen(1)(3)             50        Senior  Vice  President, Chief Financial Officer,
                                               Assistant Secretary, and Director
John E. Cay, III(4)                  55        Director
Vincent A. Lambiase                  60        Director
Mark C. Pickup(2)(4)                 50        Director
Steve Price(2)                       62        Director
Richard D. Sage(2)(4)                60        Director
Juanita  M. Baldwin                  40        Vice President Human Resources and Assistant Secretary
Robert F. Bloom                      49        Senior Vice President of Operations
Daniel M. Chism                      32        Controller and Secretary
J. Blair Powell                      32        Vice President of Operations Administration
Tom B. Young                         51        Chief Information Officer

(1) Member of Executive Committee

(2) Member of Incentive Compensation Committee

(3) Member of Section 401(k) Plan Committee

(4) Member of Audit Committee

Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. He served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of Mr. Phillip Cohen, from 1986 to 1990. See "Security Ownership of Certain Beneficial Owners and Management." Mr. Brinkley has also served as Chairman of the Board or Chairman of the Executive Committee of Crescent Jewelers, Inc., a 150-store jewelry chain since 1988. In addition, since 1990, he has served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc., and Pietrafesa Corp., an apparel manufacturing business. In addition, Mr. Brinkley is President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership. Morgan Schiff & Co., Inc., Crescent Jewelers, Inc., and Pietrafesa Corp. are affiliates of the Company.

Mr. Rotunda has served as director, President, and Chief Executive Officer of the Company since August 2000 following his initial employment with EZCorp as director, President, and Chief Operating Officer in February 2000. From 1998 to 2000, he was Chief Operating Officer of G&K Services, Inc, a $500 million provider of uniform and textile products based in Minneapolis MN. From 1991 to 1998 he progressed through several officer positions to ultimately become Executive Vice President and Chief Operating Officer of Thorn Americas, Inc. (d.b.a. Rent-A-Center, Remco, and U-Can Rent) as the company grew from 700 to 1400 stores. Rotunda began his career with Montgomery Ward, from 1969 through 1991, and held numerous positions including Territory Vice President and Vice President of Customer Service and New Stores.

Mr. Tonissen has served as a director, Senior Vice President, Chief Financial Officer, and Assistant Secretary of the Company since August 1994. Prior to 1994, he held senior level financial positions with La Salsa Holding Company, Valley Grain Products, Inc., and Denny's, Inc.

Mr. Cay has served as director of the Company since March 1997. He has served as President and CEO of Palmer & Cay, Inc., a Savannah based insurance brokerage and employee benefit consulting firm, since 1970. In February 1997, he was elected to the board of directors of Friedman's, Inc. Since 1987, he has also served as a director of First Union National Bank of Georgia. He is also a director of Omni Insurance Group, an Atlanta based automobile insurance company.

Mr. Lambiase has served as a director of the Company since 1994. Mr. Lambiase also served as Chief Executive Officer of the Company from 1994 to August 2000 and as President of the Company from 1994 to February 2000. From 1991 to 1994, he was a Vice President for Blockbuster Entertainment, Inc. From 1986 to 1991, he was an associate of E.S. Jacobs & Company, a venture capital firm. From 1978 to 1985, he was CEO of Winchell's Donut House.

Mr. Pickup has served as director of the Company since 1993. He served as President and Co-Chief Executive Officer of Crescent Jewelers, Inc. from 1993 to 1995 and Chief Financial Officer of Crescent Jewelers, Inc. from 1992 until 1995. Since 1993, Mr. Pickup has also served as a director of Friedman's, Inc. (and MS Jewelers Corporation, its predecessor). Prior to 1992, Mr. Pickup was a partner in the firm of Ernst & Young LLP.

Mr. Price has served as director of the Company since September 1998. He has served as President and CEO of JAMS/Endispute, a mediation and arbitration firm, since 1997. From 1994 to 1997, he served as President and CEO of Supercuts, a hair styling and product salon. From 1988 to 1994, he was a senior vice president of Citibank.

Mr. Sage has served as director of the Company since July 1995. He was a co-founder of AmeriHealth, Inc., which owned and managed hospitals. He served as Treasurer of AmeriHealth, Inc. from April 1983 to October 1995 and was a member of the board of directors of AmeriHealth, Inc. from April 1983 to December 1994. Mr. Sage served from 1988 to 1993 as a Regional Vice President of HHL Financial Services Company, which specializes in the collection of health care accounts receivable. He was a member of the Board of Directors of Champion Healthcare Corporation from January 1995 to August 1996. Since June 1993, he has been associated with Sage Law Offices in Miami, Florida.

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

Mr. Bloom has served as the Senior Vice President of Operations since June 2000. From January 1999 to May 2000, he served as the Metromedia Restaurant Group Regional Vice President of Franchise Operations for the Family Steakhouse division. Prior to 1999, he served as the Divisional Vice President for the Rural Division of Metromedia Restaurant Group, Vice President and General Manager for Thorn Leasing Concepts, and Vice President Operations Administration for Thorn Americas, Inc.

Mr. Chism has served as Secretary of the Company since May 2000 and as Controller since August 1999. From August 1999 to April 2000, Mr. Chism served as Assistant Secretary of the Company. From 1996 to 1999, Mr. Chism served as Audit Manager for Ernst & Young LLP, where he also served as an audit Senior and audit staff member from 1991 to 1995. From 1995 to 1996, Mr. Chism served as a Director of Internal Audit and a departmental Controller for VarTec Telecom, Inc. Mr. Chism is a Certified Public Accountant licensed by the Texas State Board of Public Accountancy.

Mr. Powell has served the Company as Vice President of Operations Administration since August 2000. From 1994 to August 2000, Mr. Powell served the Company in several capacities, including Divisional Vice President, Director of Operations, and Regional Director of Operations. From 1992 to 1994 he served the Company as a multiunit field operator. Prior to his employment with the Company, he served as a Branch Operations Manager for Lufkin Federal Savings and Loan.

Mr. Young has served as the Chief Information Officer of the Company since May 2000. From 1995 to 1999 he served as the Director of Retail Systems for Cracker Barrel Old Country Stores. Prior to 1995 he served as Director of Systems and Director of Telecommunications for Service Merchandise.

COMMITTEES OF THE BOARD

The Board of Directors held five meetings during the year ended September 30, 2000. The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 2000 were Mr. Brinkley, Mr. Rotunda replacing Mr. Lambiase, and Mr. Tonissen. The Executive Committee held four meetings, which all members attended. The members of the Audit Committee for Fiscal 2000 were Mr. Pickup, Mr. Sage, and Mr. Cay. The Audit Committee held four meetings which all members attended. The Compensation Committee, comprised of Mr. Pickup and Mr. Price, held one meeting during Fiscal 2000 of which all members attended. The committee that administers the Section 401(k) Plan consists of Mr. Rotunda replacing Mr. Lambiase, and Mr. Tonissen and held one meeting during Fiscal 2000 of which all members attended. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All officers and directors were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table sets forth compensation paid by the Company and its subsidiaries for services during Fiscal 1998, Fiscal 1999 and Fiscal 2000 to the Company's Chief Executive Officer, and to each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (such six persons collectively herein referred to as the "Named Executive Officers").


                                                                                                         All Other
                                                                    Annual Compensation                Compensation
Name and Principal Position                          Year       Salary         Bonus         Other
                                                     ----       -------       -------        ------
                                                                  ($)           ($)            ($)       ($)(1)(2)
                                                                -------       -------        ------    ------------

Sterling B. Brinkley                                 1998       325,000       183,993        79,259            --
Chairman of the Board(3)                             1999       325,000       124,468        70,270            --
                                                     2000       282,502        83,720        78,528         2,311

Joseph L. Rotunda                                    1998            --            --            --            --
President & Chief Executive Officer(4)               1999            --            --            --            --
                                                     2000       208,654            --       170,191           690

Vincent A. Lambiase                                  1998       450,000       149,193       184,218         4,224
Former  President & Chief  Executive  Officer,       1999       450,000       135,538       159,413         3,600
Current director(5)                                  2000       450,000       154,783       576,294         2,370

Daniel N. Tonissen                                   1998       225,000            --        21,483         3,216
Senior Vice President, Chief Financial               1999       239,423            --        22,000         2,592
Officer and Assistant Secretary(6)                   2000       240,000            --        41,798         1,706

Harry Aureli                                         1998            --            --            --            --
President, EZJewelry  Management(7)                  1999            --            --            --            --
                                                     2000       134,539         2,165       164,680           439

Daniel M. Chism                                      1998            --            --            --            --
Controller and Secretary                             1999        19,231            --            --            --
                                                     2000       125,000         8,712            --           891

(1) The Company's long-term compensation program for most senior officers does not include long-term incentive payouts, stock options, SARs, or other forms of compensation.

(2) This category includes the value of any insurance premiums paid on behalf of the named executive.

(3) Mr. Brinkley's Other Annual Compensation includes $78,528 for payment of taxes for Fiscal 2000.

(4) Mr. Rotunda's Other Annual Compensation includes $151,437 for relocation to Austin, Texas.

(5) Mr. Lambiase's Other Annual Compensation includes $107,783 for payment of taxes for Fiscal 2000, $411,923 of salary and tax accrual for Fiscal Year 2001 as discussed in Note Q, and $33,571 for auto allowance.

(6) Mr. Tonissen's Other Annual Compensation includes $26,761 for auto lease payments.

(7) Mr. Aureli's Other Annual Compensation includes $53,199 for relocation to Austin, Texas, $48,923 for severance and $54,632 for the forgiveness of a note payable and taxes on the interest forgiven.

EMPLOYMENT AGREEMENTS

As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes a base salary of $400,000 and an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. As long as Mr. Rotunda's employment with the Company continues, a $200,000 loan by the Company to Mr. Rotunda is subject to forgiveness over a three-year period.

Vincent A. Lambiase was employed as the Company's President and Chief Executive Officer pursuant to an employment agreement dated July 1, 1994. The employment agreement had been extended through June 30, 2000 and provided for an annual salary, a bonus, and a $1.5 million loan and a $729,000 loan from the Company, among other things. As of August 15, 2000, the Company entered into an agreement with Mr. Lambiase whereby the parties mutually agreed to terminate his employment with the Company. The terms of this agreement obligate the Company to pay Mr. Lambiase a monthly salary of $37,500 through August 14, 2001. Beginning February 14, 2001, the monthly salary will be offset or reduced by the amount of any other income earned by Mr. Lambiase. This agreement further modified the terms and conditions of the $1.5 million loan by extending the term and forgiving interest. The $729,000 loan was also modified to change the maturity date and provisions related to forgiveness and repayment of interest.

INSIDER NOTES

In 1994, the Company loaned the former President and Chief Executive Officer and current director, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. An agreement effective August 15, 2000 between Mr. Lambiase and the Company modified the terms of the loan. The maturity date was changed to the earlier of (a) the date that is ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company's stock is equal to or exceeds $6 per share. As of September 30, 2000, the amount owed is approximately $729,000 plus accrued interest of approximately $52,500. The Company records interest income on the loan. Any forgiveness of interest is charged as compensation expense for Mr. Lambiase.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company's Class A Non-voting Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, initially due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (ranging from 4.93% to 5.8% for Fiscal 2000).

An agreement between Mr. Lambiase and the Company effective August 15, 2000 modified the terms of his $1.5 million loan from the Company by changing the maturity date to August 15, 2001 and by providing for the forgiveness of interest upon the repayment of the principal. The company is required to reimburse Mr. Lambiase for the income tax consequences of any portion of the interest forgiven.

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley's death or disability or certain changes in control the then remaining principal and interest will be forgiven. Accrued interest is forgiven based upon continued employment and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt. Through September 30, 2000, the stock price target had not been attained.

In February 2000, the Company loaned Mr. Rotunda $200,000. The principal and interest of the loan are subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company is required to reimburse Mr. Rotunda for the income tax consequence of any portion of the interest forgiven.

DIRECTOR COMPENSATION

Mr. Pickup receives $25,000 per annum as compensation for his service as a director and Chairman of the Audit Committee, and Mr. Sage receives $12,000 per annum as compensation for his board service. No other outside director receives compensation from the Company.

STOCK OPTIONS

On November 5, 1998, the Compensation Committee of the Board of Directors approved the grant of the following options, exercisable at $10.00 per share, and, except as provided below, vesting on October 6, 2008:

                                                 TRANCHE A         TRANCHE B         TRANCHE C
                                                 ---------         ---------         ---------
                                                  OPTIONS           OPTIONS           OPTIONS
                                                 ---------         ---------         ---------

          Sterling B. Brinkley                    200,000           100,000           50,000
          Vincent A. Lambiase                     200,000           100,000           50,000
          J. Jefferson Dean                        83,350            41,650           25,000
          Daniel N. Tonissen                       50,000            25,000           25,000

The following specified percentage of the options will vest prior to October 6, 2008 if the Company meets certain earnings per share ("EPS") targets described below and maintains a certain debt to equity ratio.

                                                        EARNINGS PER SHARE FOR FISCAL YEAR
                                         -----------------------------------------------------------------

                                          1999      2000      2001      2002     2003      2004      2005
                                         ------    ------    ------    ------   ------    ------    ------

     Targeted EPS for Tranche A Options  $ 0.85    $ 1.05    $ 1.30    $ 1.60   $ 2.00    $ 2.50    $ 3.10
     Targeted EPS for Tranche B Options  $ 0.85    $ 1.06    $ 1.43    $ 1.92   $ 2.46    $ 3.06    $ 3.66
     Targeted EPS for Tranche C Options  $ 3.00    $ 3.00    $ 3.00    $ 3.00   $ 3.00    $ 3.00    $ 3.00

                                                   PERCENT VESTED IF TARGETS MET FOR FISCAL YEAR
                                         -----------------------------------------------------------------

                                          1999      2000      2001      2002     2003      2004      2005
                                         ------    ------    ------    ------   ------    ------    ------

     Applicable percentage                  10%       10%       15%      15%       20%       20%       10%
     Amount for Tranche A and Tranche B

     Applicable percentage                 100%      100%      100%     100%      100%      100%      100%
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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                    Number of   %of Total
                                   Securities    Options/
                                   Underlying      SARs       Exercise                 Potential Realizable Value
Name                                Options/    Granted to       or                    At Assumed Annual Rates of
                                      SARs       Employees      Base                  Stock Price Appreciation for
                                    Granted         in         Price     Expiration          Option Term (2)
                                      (1)       Fiscal Year    ($/Sh)       Date           5%             10%
                                   ----------   -----------   --------   ----------   ------------   -------------
Sterling B. Brinkley
Chairman of the Board                    --         --             --        --         $     --       $     --

Joseph L. Rotunda
President & Chief Executive          50,000         20%          4.00        --         $120,689       $310,643
Officer                              50,000         20%         10.00        --         $     --       $     --
                                     50,000         20%         13.00        --         $     --       $     --
                                     50,000         20%         15.00        --         $     --       $     --

Daniel N. Tonissen
Senior Vice President, Chief             --         --             --        --         $     --       $     --
Financial Officer and
Assistant Secretary

Vincent A. Lambiase
Director                                 --         --             --        --         $     --       $     --

Harry Aureli
President, EZJewelry                 10,000          4%           4.0        --         $ 35,336       $ 79,961
Management

Daniel M. Chism
Controller and Secretary                 --         --             --        --         $     --       $     --

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

                     AGGREGATE OPTIONS/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 2000 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.

                                           Shares                  Number of Securities       Value of Unexercised
                                          Acquired                Underlying Unexercised          In-the-Money
                                             On        Value          Options/SARs at           Options/SARs at
                                          Exercise    Realized           FY-End (#)              FY-End ($)(1)
Name                                         (#)        ($)      Exercisable/Unexercisable  Exercisable/Unexercisable
STERLING B. BRINKLEY
Chairman of the Board                         --         --           125,000/225,000                  0/0

JOSEPH L. ROTUNDA
President & Chief Executive Officer           --         --                 0/200,000                  0/0

DANIEL N. TONISSEN
Senior Vice President and Chief
Financial Officer and Assistant               --         --            36,313/118,000                  0/0
Secretary

VINCENT A. LAMBIASE                           --         --                        --                  0/0
Director

HARRY AURELI
President, EZJewelry Management               --         --                  0/10,000                  0/0

DANIEL M. CHISM
Controller and Secretary                      --         --               2,000/8,000                  0/0

(1) Values stated are based upon the closing price of $1.250 per share of the Company's Class A Non-voting Common Stock on The NASDAQ Stock Market on September 30, 2000, the last trading day of the fiscal year.

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

There are 1,800,000 shares of Class A Common Stock (subject to certain adjustments) reserved under the Plan for issuance upon the exercise of options and the settlement of SARs and LSARs. Adoption of the 1998 Plan, described below, precluded any further grants under the 1991 Plan.

In general, the Committee had the discretion to establish the terms, conditions, and restrictions to which options, SARs, and LSARs are subject. The options, SARs, and LSARs are not transferable except by will and by the laws of descent and distribution, and under other limited circumstances. The 1991 Plan is intended to be qualified under Rule 16b-3 promulgated by the Securities and Exchange Commission, which Rule generally exempts certain option grants and certain stock or cash awards from the provisions of Section 16(b) under the Securities Exchange Act of 1934.

Options granted under the 1991 Plan were granted at exercise prices equal to or above the fair market value on the date of the grant. In October 1994, the Board of Directors amended the Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 2000, the Company had 193,813 active options outstanding to executives under the 1991 Plan at prices ranging from $12.00 to $14.00. Of these options, 171,613 are vested and none has been exercised.

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

As of September 30, 2000, the Company had 722,000 active options outstanding to executives (options granted less options canceled due to employee termination) under the 1998 Plan at prices ranging from $4.00 to $15.00. Of these options, 6,400 are vested and none have been exercised.

401(k) PLAN

On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the "401(k) Plan"), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company and those subsidiaries that adopt it may contribute up to 15% of their compensation (not to exceed $10,000 in 2000) to the plan trust. The Company will match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the 401(k) Plan for 2000 was approximately $96,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 20% of the total contributions vesting each year once the employee has three years of service. On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.

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

          Name and Address                         Class A                            Class B
               of the                             Non-voting                           Voting
        Beneficial Owners(a)                     Common Stock                       Common Stock
        --------------------            -------------------------------       -------------------------           Voting
                                           Number              Percent          Number          Percent           Percent
                                        ------------          ---------       ---------         -------           -------

MS Pawn Limited Partnership(b)(g)       1,388,857(h)          11.48%(h)       1,194,131         100.00%             100%
MS Pawn Corporation

Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York 10022

Sterling B. Brinkley(c)                   325,615              2.95%                 --             --               --
350 Park Avenue, 8th Floor
New York, New York 10022

Vincent A. Lambiase                        63,150              0.58%                 --             --               --
1901 Capital Parkway
Austin, Texas 78746

Joseph L. Rotunda(d)                            0              0.00%                 --             --               --
1901 Capital Parkway
Austin, TX 78746

Daniel N. Tonissen(e)                      47,313              0.43%                 --             --               --
1901 Capital Parkway
Austin, Texas 78746

Harry Aureli                                    0              0.00%                 --             --               --
1901 Capital Parkway
Austin, Texas 78746

Daniel M. Chism(j)                          2,000              0.02%                 --             --               --
1901 Capital Parkway
Austin, Texas 78746

Mark C. Pickup                              2,600              0.02%                 --             --               --
6734 Corte Segunda
Martinez, California 94553

Richard D. Sage(i)                             31              0.00%                 --             --               --
13636 Deering Bay Drive
Coral Gables, Florida 33158

John E. Cay, III                            5,000              0.05%                 --             --               --
P.O. Box 847
Savannah, GA 31402

All officers and directors as a           463,209              4.18%                 --             --               --
group (eleven persons)(b)(f)

--------------------------------------------------------------------------------

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

(d) Does not include options to acquire 200,000 shares of Class A Common Stock at $2.00 per share, 50,000 shares of Class A Common Stock at $4.00, 50,000 shares of Class A Common Stock at $10.00, 50,000 shares of Class A Common Stock at $13.00 or 50,000 shares of Class A Common Stock at $15.00, none of which are currently exercisable.

(e) Includes options to acquire 24,313 shares of Class A Common Stock at $12.75 per share and 18,000 shares of Class A Common Stock at $12.00 per share. Does not include options to acquire 100,000 shares of Class A Common Stock at $10.00 per share or 10,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(f) Includes options to acquire 186,813 shares of Class A Common Stock at prices ranging from $10.00 to $14.00 per share and warrants to acquire 1,222 Class A Common Stock shares at $6.17 per share.

(g) Includes warrants for 4,093 shares of Class A Common Stock and 4,074 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.

(h) The number of shares and percentage reflect Class A Common Stock, together with Class B Common Stock which is convertible to Class A Common Stock.

(i) Includes warrants to acquire 31 shares of Class A Common Stock at $6.17 per share.

(j) Includes options to acquire 2,000 shares of Class A Common Stock at $10.00 per share. Does not include options to acquire 5,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning the $729,000 loan from the Company to Mr. Lambiase, the $1.5 million loans from the Company to each of Mr. Brinkley and Mr. Lambiase, and the $200,000 loan from the Company to Mr. Rotunda, see "Executive Compensation, Insider Notes."

The Company and Morgan Schiff & Co., Inc. ("Morgan Schiff"), whose sole stockholder is Mr. Cohen, are parties to a Financial Advisory Agreement renewed January 1, 2000, pursuant to which Morgan Schiff receives certain fees for its provision of financial advisory services to the Company. These services include, among other matters, ongoing consultation with respect to the business and financial strategies of the Company. In Fiscal 2000, from October to June, Morgan Schiff received $33,333 per month for its services as a financial advisor and received expense reimbursements of $574,000. Morgan Schiff waived the monthly advisory fee from July through September 2000. The Company anticipates renewing this agreement in fiscal 2001.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets as of September 30, 1999 and 2000

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2000

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2000

Notes to Consolidated Financial Statements.

    (2) The following Financial Statement Schedule is included herein:

Schedule II-Allowance for Valuation of Inventory

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

    (3) Listing of Exhibits (included herein)

        (b) Through the fourth quarter ended September 30, 2000, the Company has not filed any reports on Form 8-K.

                          EZCORP, INC. AND SUBSIDIARIES

                SCHEDULE II-ALLOWANCE FOR VALUATION OF INVENTORY
                                  (In millions)

                                                                      ADDITIONS
                                                      -----------------------------------------
                                          Balance at                                                Balance
                                          Beginning   Charged to     Charged to                     at End
Description                               of Period     Expense      Other Accts     Deductions    of Period
-----------                               ----------  ----------     -----------     ----------    ---------

Allowance for valuation of inventory:

Year ended September 30, 1998               $ 6.9        $ 5.4             --           $ 5.5         $ 6.8
                                            -----        -----          -----           -----         -----

Year ended September 30, 1999               $ 6.8        $ 3.1             --           $ 1.6         $ 8.3
                                            -----        -----          -----           -----         -----

Year ended September 30, 2000               $ 8.3        $ 0.4          $ 1.2           $ 7.7         $ 2.2
                                            -----        -----          -----           -----         -----

The Company does not determine its inventory valuation allowance by specific inventory items; therefore, the amount charged to expense and $1.0 of the deductions are based on estimates of the beginning inventory sold during the period and the portion of the beginning inventory valuation allowance attributable to the items sold. During the year ended September 30, 2000, the $1.2 million charged to other accounts was recorded as cost of goods sold as part of the Company's restructuring. Included in the $7.7 million deductions is $6.7 million related to the change in method of accounting for pawn service charge revenues effective October 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 28, 2000
By: /s/ Joseph L. Rotunda
   ----------------------
(Joseph L. Rotunda)
(President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                               Title                                 Date


 /s/ Sterling B. Brinkley                Chairman of the Board                       December 28, 2000
----------------------------------
     Sterling B. Brinkley

 /s/ Joseph L. Rotunda                   President, Chief Executive                  December 28, 2000
----------------------------------       Officer & Director
     Joseph L. Rotunda                   (Principal Executive Officer)

/s/ Daniel N. Tonissen                   Senior Vice President, Chief                December 28, 2000
----------------------------------       Financial Officer & Director
    Daniel N. Tonissen                   (Principal Financial and
                                         Accounting Officer)

/s/ John E. Cay, III                     Director                                    December 28, 2000
----------------------------------
    John E. Cay, III

/s/ Vincent A. Lambiase                  Director                                    December 28, 2000
----------------------------------
    Vincent A. Lambiase

/s/ Mark C. Pickup                       Director                                    December 28, 2000
----------------------------------
    Mark C. Pickup

/s/ Steve Price                          Director                                    December 28, 2000
----------------------------------
    Steve Price

/s/ Richard D. Sage                      Director                                    December 28, 2000
----------------------------------
    Richard D. Sage

                               INDEX TO EXHIBITS

EXHIBIT                                                PAGE NUMBER IF   INCORPORATED BY
NUMBER         DESCRIPTION                             FILED HEREIN     REFERENCE TO
-------        -----------                             --------------   ---------------
3.1            Amended and Restated Certificate of                      Exhibit 3.1 to the Registration
               Incorporation of the Company                             Statement on Form S-1
                                                                        effective August 23, 1991
                                                                        (File No. 33-41317)

3.1A           Certificate of Amendment to                              Exhibit 3.1A to the Registration
               Certificate of Incorporation of                          Statement on Form S-1 effective
               the Company                                              July 15, 1996
                                                                        (File No. 33-1317)

3.2            Bylaws of the Company.                                   Exhibit 3.2 to the Registration
                                                                        Statement on Form S-1 effective
                                                                        August 23, 1991
                                                                        (File No. 33-41317)

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

4.1            Specimen of Class A Non-voting                           Exhibit 4.1 to the Registration
               Common Stock certificate of the                          Statement on Form S-1 effective
               Company.                                                 August 23, 1991
                                                                        (File No. 33-41317)

10.2           omitted                                                  N/A

10.3           $5 million Revolving Credit Note -                       Exhibit 10.3 to Registrant's Annual
               Franklin Federal Bancorp.                                Report on Form 10-K for the year ended
                                                                        September 30, 1992
                                                                        (File No. 0-19424)

10.4           omitted                                                  N/A

10.3           $5 million Revolving Credit Note -                       Exhibit 10.3 to Registrant's Annual
               Franklin Federal Bancorp.                                Report on Form 10-K for the year ended
                                                                        September 30, 1992
                                                                        (File No. 0-19424)

10.4          omitted                                                    N/A

10.5          Security Agreement executed by                             Exhibit 10.5 to Registrant's Annual
              EZPAWN Texas, Inc. (substantially the same                 Report on Form 10-K for the year ended
              agreement also was executed by EZPAWN                      September 30, 1992
              Oklahoma, Inc.; EZPAWN Mississippi, Inc.;                  (File No. 0-19424)
              EZPAWN Arkansas, Inc.; EZPAWN Colorado,
              Inc.; EZPAWN Alabama, Inc.; EZPAWN
              Tennessee, Inc.; and Houston Financial
              Corporation).

10.6          Guaranty Agreement executed by                             Exhibit 10.6 to Registrant's Annual
              EZPAWN Texas, Inc. (substantially the same                 Report on Form 10-K for the year ended
              agreement also was executed by EZPAWN                      September 30, 1992
              Oklahoma, Inc.; EZPAWN Mississippi, Inc.;                  (File No. 0-19424)
              EZPAWN Arkansas, Inc.; EZPAWN Colorado,
              Inc.; EZPAWN Alabama, Inc.; EZPAWN
              Tennessee, Inc.; and Houston Financial
              Corporation).

10.7          Loan Agreement between the Company, as                     Exhibit 10.7 to Registrant's Annual
              Borrower, and Franklin Federal Bancorp,                    Report on Form 10-K for the year ended
              FSB, as lender, dated April 30, 1993.                      September 30, 1993
                                                                         (File No. 0-19424)

10.8          Omitted                                                    N/A

10.9          Omitted                                                    N/A

10.10         Letter agreement executed December                         Exhibit 10.10 to the Registration
              20, 1990 between Morgan Schiff & Co.,                      Statement on Form S-1 effective
              Inc. ("Morgan Schiff") and the                             August 23, 1991
              Company.                                                   (File No. 33-41317)

10.11         Stock Purchase Agreement be-                               Exhibit 10.11 to the Registration
              tween the Company, Courtland L.                            Statement on Form S-1 effective
              Logue, Jr., Courtland L. Logue,                            August 23, 1991
              Sr., James D. McGee, M. Frances                            (File No. 33-41317)
              Spears, Porter A. Stratton and
              Steve A. Stratton dated as of
              May 18, 1989.

10.12         Capitalization and Subscription                            Exhibit 10.12 to the Registration
              Agreement between MS Pawn Limited                          Statement on Form S-1 effective
              Partnership ("MS Pawn") and the                            August 23, 1991
              Company, dated as of July 25, 1989.                        (File No. 33-41317)

10.13         omitted                                                    N/A

10.14         Consulting Agreement between                               Exhibit 10.14 to Registrant's Annual
              the Company and Courtland L. Logue,                        Report on Form 10-K for the year
              Sr., dated February 15, 1993                               ended September 30, 1993
                                                                         (File No. 0-19424)

10.15         omitted                                                    N/A

10.16         Junior Subordinated Note due                               Exhibit 10.16 to Registration
              1996 issued July 25, 1989 to Court-                        Statement on Form S-1 effective
              land L. Logue, Sr. in the original                         August 23,1991
              principal amount of $238,319.95.                           (File No. 33-41317)

10.17         omitted                                                    N/A

10.18         Warrant Certificate issued by the                          Exhibit 10.18 to the Registration
              Company to MS Pawn on July 25, 1989.                       Statement on Form S-1 effective
                                                                         August 23, 1991
                                                                         (File No. 33-41317)

10.19         Amendment to the Stock Purchase                            Exhibit 10.19 to the Registration
              Agreement dated as of June 19, 1989                        Statement on Form S-1 effective
              between the Company and the                                August 23, 1991
              stockholders of the Predecessor                            (File No. 33-41317)
              Company.

10.20         Second Amendment to Stock Pur-                             Exhibit 10.20 to the Registration
              chase Agreement dated as of April 20,                      Statement on Form S-1 effective
              1990 between the Company and the                           August 23, 1991
              stockholders of the Predecessor                            (File No. 33-41317)
              Company.

10.21         omitted                                                    N/A

10.22         omitted                                                    N/A

10.23         omitted                                                    N/A

10.24         omitted                                                    N/A

10.25         omitted                                                    N/A

10.27         omitted                                                    N/A

10.28         omitted                                                    N/A

10.29         omitted                                                    N/A

10.30         omitted                                                    N/A

10.31         omitted                                                    N/A

10.32         omitted                                                    N/A

10.33         omitted                                                    N/A

10.34         omitted                                                    N/A

10.35         Stockholders' Agreement dated as                           Exhibit 10.35 to the Registration
              of July 25, 1989 between the Com-                          Statement on Form S-1 effective
              pany, MS Pawn and Courtland L.                             August 23, 1991
              Logue, Jr.                                                 (File No. 33-41317)

10.36         Joinder Agreement to the Stock-                            Exhibit 10.36 to the Registration
              holders' Agreement dated as of                             Statement on Form S-1 effective
              May 1, 1991 between the Company                            August 23, 1991
              MS Pawn, Mr. Kofnovec, Mr. Gary,                           (File No. 33-41317)
              Mr. Ross and Ms. Berger.

10.37         Incentive Stock Option Plan.                               Exhibit 10.37 to the Registration
                                                                         Statement on Form S-1 effective
                                                                         August 23, 1991
                                                                         (File No. 33-41317)

10.38         401(k) Plan.                                               Exhibit 10.38 to the Registration
                                                                         Statement on Form S-1 effective
                                                                         August 23, 1991
                                                                         (File No. 33-41317)

10.39         Section 125 Cafeteria Plan.                                Exhibit 10.39 to the Registration
                                                                         Statement on Form S-1 effective
                                                                         August 23, 1991
                                                                         (File No. 33-41317)

10.40         Lease of 1970 Cessna 210K Aircraft                         Exhibit 10.40 to the Registration
              between Courtland L. Logue, Jr. and                        Statement on Form S-1 effective
              Transamerica Pawn Corporation,                             August 23, 1991
              dated July 25, 1989.                                       (File No. 33-41317)

10.41         omitted                                                    N/A

10.42         omitted                                                    N/A

10.43         omitted                                                    N/A

10.44         Lease of Cessna P210 Aircraft                              Exhibit 10.44 to the Registration
              between Courtland L. Logue, Jr.                            Statement on Form S-1 effective
              and Transamerica Pawn Corporation,                         August 23, 1991
              dated December 29, 1989.                                   (File No. 33-41317)

10.45        Lease between Logue, Inc. and E-Z                          Exhibit 10.45 to the Registration
             Corporation for real estate located                        Statement on Form S-1 effective
             at 1166 Airport Boulevard, Austin,                         August 23, 1991
             Texas, dated July 25, 1989.                                (File No. 33-41317)

10.46        Lease between Logue, Inc. and E-Z                          Exhibit 10.46 to the Registration
             Corporation for real estate located                        Statement on Form S-1 effective
             at 5415 North Lamar Boulevard,                             August 23, 1991
             Austin, Texas, dated July 25, 1989                         (File No. 33-41317)

10.47        Agreement of Lease between LDL                             Exhibit 10.47 to the Registration
             Partnership and Logue-Drouin                               Statement on Form S-1 effective
             Industries, Inc. for real property                         August 23, 1991
             at 8540 Broadway Blvd., Houston,                           (File No. 33-41317)
             Texas, dated May 3, 1988 and related
             Assignment of Lease.

10.48        Lease Agreement between C Minus                            Exhibit 10.48 to the Registration
             Corporation and Logue-Drouin                               Statement on Form S-1 effective
             Industries, Inc. DBA E-Z Pawn #5                           August 23, 1991
             for real property located at 5209                          (File No. 33-41317)
             Cameron Road, Austin, Texas,
             dated December 28, 1987.

10.49        Lease Agreement between Logue,                             Exhibit 10.49 to the Registration
             Inc. and E-Z Corporation for real                          Statement on Form S-1 effective
             property located at 901 E. 1st St.,                        August 23, 1991
             Austin, Texas, dated July 25, 1989.                        (File No. 33-41317)

10.50        Agreements between the Company                             Exhibit 10.50 to the Registration
             and MS Pawn dated February 18,                             Statement on Form S-1 effective
             1992 for the payment of $1.377                             March 16, 1992
             million of Series A Increasing Rate                        (File No. 33-45807)
             Senior Subordinated Notes held by
             MS Pawn.

10.51        Agreement Regarding Reservation                            Exhibit 10.51 to Registrant's
             of Shares.                                                 Quarterly Report on Form 10-Q
                                                                        for the quarter ended June 30, 1993
                                                                        (File No. 0-19424)

10.52        Omitted                                                    N/A

10.53        Omitted                                                    N/A

10.54        Omitted                                                    N/A

10.55        Omitted                                                    N/A

10.56        Omitted                                                    N/A

10.57        Omitted                                                    N/A

10.58        Omitted                                                    N/A

10.59        Omitted                                                    N/A

10.60        Loan Agreement between Sterling B.                         Exhibit 10.60 to Registrant's Annual
             Brinkley and the Company dated                             Report on Form 10-K for the year ended
             October 7, 1994 (an identical document                     September 30, 1995
             exists with respect to                                     (File No. 0-19424)
             Vincent A. Lambiase).

10.61        Promissory Note between Sterling                           Exhibit 10.61 to Registrant's Annual
             B. Brinkley and the Company in the                         Report on Form 10-K for the year ended
             original principal amount of                               September 30, 1995
             $1,500,000 attached thereto (an                            (File No. 0-19424)
             identical document exists with respect
             to Vincent A. Lambiase).

10.62        July 1, 1994 Employment Agreement                          Exhibit 10.62 to Registrant's Annual
             between the Company and Vincent                            Report on Form 10-K for the year
             A. Lambiase and Promissory Note in                         ended September 30, 1995
             the amount of $729,112.50 in                               (File No. 0-19424)
             connection therewith.

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

10.71        Amended and restated Loan Agreement between                Exhibit 10.71 to Registrant's
             the Company, as Borrower, and Franklin                     Quarterly Report on Form 10-Q for the
             Federal Bancorp, FSB, as Lender, dated                     quarter ended March 31, 1994
             March 17, 1994.                                            (File No. 0-19424)

10.72        First Amendment to Amended and Restated                    Form 10-Q for the quarter ended
             Loan Agreement between the Company and                     December 31, 1994
             First Interstate Bank of Texas, N.A. as                    (File No. 0-19424)
             Agent, re: Revolving Credit Loan.

10.73        Second  Amendment  to Amended  and  Restated               Form 10-Q for the quarter ended
             Loan Agreement between the                                 June 30, 1995
             Company and First Interstate Bank of                       (File No. 0-19424)
             Texas,  N.A. as Agent,  re: Revolving Credit
             Loan.

10.74        Third Amendment to Amended and Restated Loan               Form 10-Q for the quarter ended June 30,
             Agreement between the Company and Wells                    1996
             Fargo Bank (Texas), N.A. as Agent, re:                     (File No. 0-19424)
             Revolving Credit Loan.

10.75        Fourth Amendment to Amended and Restated                   Form 10-Q for the quarter ended March
             Loan Agreement between the Company and Wells               31, 1998
             Fargo Bank (Texas), N.A. as Agent, re:                     (File No. 0-19424)
             Revolving Credit Loan.

10.76        Fifth Amendment to Amended and Restated Loan               Exhibit 10.76 to Registrant's Annual
             Agreement between the Company and Wells                    Report on Form 10-K for the year ended
             Fargo Bank (Texas), N.A. as Agent, re:                     September 30, 1998
             Revolving Credit Loan.                                     (File No, 0-19424)

10.77        Credit Agreement between the Company and                   Exhibit 10.77 to Registrant's Annual
             Wells Fargo Bank (Texas), N.A., as Agent and               Report on Form 10-K for the year ended
             Issuing Bank, re: $110 million Revolving                   September 30, 1998
             Credit Loan                                                (File No. 0-19424)

10.78        First Amendment to Credit Agreement Between                Exhibit 10.78 to Registrant's Annual
             the Company and Wells Fargo Bank (Texas),                  Report on Form 10-K for the year
             N.A., as Agent and Issuing Bank, re: $110                  Ended September 30, 1999
             million Revolving Credit Loan.                             (File No. 0-19424)

10.79        Second Amendment to Credit Agreement and                   Exhibit 10.79 to Registrant's Quarterly
             Waiver between the Company and Wells Fargo                 Report on Form 10-Q for the quarter
             Bank (Texas), N.A., as Agent and Issuing                   ended March 31, 2000
             Bank, re: $85 million Revolving Credit Loan.               (File No. 0-19424)

10.80        Limited Waiver between the Company and Wells               Exhibit 10.80 to  Registrant's Quarterly
             Fargo Bank Texas, N.A., as Agent and Issuing               Report on Form 10-Q for the quarter
             Bank, re: $85 million Revolving Credit Loan.               ended June 30, 2000
                                                                        (File No. 0-19424)

10.81        Amended and Restated Credit Agreement                      N/A
             between the Company and Wells Fargo Bank
             Texas, N.A., as Agent and Issuing Bank, re:
             $85 million Credit Facility.*

22.1         Subsidiaries of Registrant.*                               N/A

23.1         Consent of Ernst & Young LLP.*                             N/A

27           Financial Data Schedule*                                   N/A

--------------------------------------------------------------------------------
*Filed herewith.