Form 10-Q
period 2000-12-31
EZCORP INC
filed 2001-02-14
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                TO
                               --------------    -------------

                      COMMISSION FILE NUMBER   000-19424
                                             -------------

                         -------------------------------

                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                               74-2540145
              --------------                           -------------
     (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION                 IDENTIFICATION NO.)

                              1901 CAPITAL PARKWAY
                               AUSTIN, TEXAS 78746
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (512) 314-3400
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       NA
              ----------------------------------------------------
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

As of December 31, 2000, 10,897,040 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION



               Item 1. Financial Statements (Unaudited)


                  Condensed Consolidated Balance Sheets as of December 31, 2000, December 31, 1999 and
                  September 30, 2000......................................................................      1


                  Condensed Consolidated Statements of Operations for the Three Months Ended December 31,
                  2000 and 1999...........................................................................      2


                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31,
                  2000 and 1999...........................................................................      3


                  Notes to Interim Condensed Consolidated Financial Statements............................      4



                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................................      8


PART II.  OTHER INFORMATION...............................................................................     12



SIGNATURE.................................................................................................     13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          EZCORP, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                         December 31,    December 31,    September 30,
                                                                            2000            1999             2000
                                                                         ------------    ------------    -------------
Assets:                                                                                 (In thousands)
     Current assets:
          Cash and cash equivalents                                      $      5,218    $      3,263    $      3,126
          Pawn loans                                                           45,257          46,923          46,916
          Service charges receivable                                            9,213           9,405           8,629
          Inventory, net                                                       37,898          45,751          35,660
          Deferred tax asset                                                    7,154           8,806           9,636
          Federal income tax receivable                                         5,045              --           5,045
          Prepaid expenses and other assets                                     1,565           3,781           1,565
                                                                         ------------    ------------    ------------
                Total current assets                                          111,350         117,929         110,577

     Investment in unconsolidated affiliates                                   13,872          13,292          14,021
     Property and equipment, net                                               61,388          62,028          61,130
     Other assets:
          Goodwill, net                                                        12,036          13,713          12,160
          Notes receivable from related parties                                 3,144           3,000           3,156
          Other assets, net                                                     2,958           4,421           2,749
                                                                         ------------    ------------    ------------
                Total assets                                             $    204,748    $    214,383    $    203,793
                                                                         ============    ============    ============
Liabilities and Stockholders' Equity:
     Current liabilities:
          Current maturities of long-term debt                           $     84,312    $         11    $     22,087
          Accounts payable and other accrued expenses                          11,750          12,065          12,011
          Restructuring reserve                                                   758              --           1,649
          Customer layaway deposits                                             2,280           2,492           2,332
          Income taxes payable                                                     --              33              --
                                                                         ------------    ------------    ------------
                Total current liabilities                                      99,100          14,601          38,079

     Long-term debt, less current maturities                                       98          75,109          59,025
     Deferred tax liability                                                     1,622           1,696           3,639
     Other long-term liabilities                                                  379             492             379
                                                                         ------------    ------------    ------------
                Total long-term liabilities                                     2,099          77,297          63,043
     Commitments and contingencies

     Stockholders' equity:
          Preferred Stock, par value $.01 per share;
             Authorized 5,000,000 shares; none issued and
             outstanding                                                           --              --              --
          Class A Non-voting Common Stock, par value
              $.01 per share; Authorized 40,000,000 shares;
             10,906,073 issued and 10,897,040 outstanding at
             December 31, 2000 and                                                109             108             109
             September 30, 2000; 10,831,043 issued and 10,822,010
             outstanding at December 31, 1999
          Class B Voting Common Stock, convertible,
             par value $.01 per share; Authorized 1,198,990
             shares; 1,190,057 issued and outstanding                              12              12              12
          Additional paid-in capital                                          114,571         114,470         114,569
          Retained earnings (deficit)                                         (10,106)          8,482         (11,159)
                                                                         ------------    ------------    ------------
                                                                              104,586         123,072         103,531
          Treasury stock (9,033 shares)                                           (35)            (35)            (35)
          Receivable from stockholder                                            (729)           (729)           (729)
          Accumulated other comprehensive income                                 (273)            177             (96)
                                                                         ------------    ------------    ------------
             Total stockholders' equity                                       103,549         122,485         102,671
                                                                         ------------    ------------    ------------
             Total liabilities and stockholders' equity                  $    204,748    $    214,383    $    203,793
                                                                         ============    ============    ============

  See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                     ------------------------------
                                                                                          2000             1999
                                                                                     -------------    -------------
                                                                                          (In thousands, except
                                                                                            per share amounts)
Revenues:
       Sales                                                                         $      32,377    $      38,090
       Pawn service charges                                                                 14,664           15,594
       Other                                                                                   200              256
                                                                                     -------------    -------------
                  Total revenues                                                            47,241           53,940

Cost of goods sold                                                                          18,098           22,683
                                                                                     -------------    -------------
                  Net revenues                                                              29,143           31,257

Operating expenses:
       Operations                                                                           19,063           21,806
       Administrative                                                                        3,892            4,328
       Depreciation and amortization                                                         2,434            2,522
                                                                                     -------------    -------------
                  Total operating expenses                                                  25,389           28,656
                                                                                     -------------    -------------

Operating income                                                                             3,754            2,601

Interest expense, net                                                                        2,188            1,332
Equity in net income of unconsolidated affiliate                                               (27)             (64)
Gain on sale of assets                                                                          (3)            (580)
                                                                                     -------------    -------------

Income before income taxes                                                                   1,596            1,913

Income tax expense                                                                             543              650
                                                                                     -------------    -------------

Income before cumulative effect of a change in accounting principle                  $       1,053    $       1,263

Cumulative effect on prior years (to September 30, 1999) of change in method of
   revenue recognition, net of tax                                                              --          (14,344)
                                                                                     -------------    -------------

Net income (loss)                                                                    $       1,053    $     (13,081)
                                                                                     =============    =============
Amounts per common share (fully diluted):

   Income before cumulative effect of a change in accounting principle               $        0.09    $        0.10
   Cumulative effect on prior years (to September 30, 1999) of change in method
     of revenue recognition, net of tax                                              $          --    $       (1.19)
                                                                                     -------------    -------------

   Net income (loss)                                                                 $        0.09    $       (1.09)
                                                                                     =============    =============
Weighted average shares outstanding
       Basic and diluted                                                                    12,087           12,012
                                                                                     =============    =============
Cash dividends per common share                                                      $          --    $      0.0125
                                                                                     =============    =============


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                   ------------------------------
                                                                                         2000          1999
                                                                                   -------------    -------------
                                                                                           (In thousands)
Operating Activities:
       Net income                                                                  $       1,053    $     (13,081)
       Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Cumulative effect of a change in accounting principle                               --           14,344
          Depreciation and amortization                                                    2,434            2,522
          Net gain on sale or disposal of assets                                              (3)            (580)
          Income from investment in unconsolidated affiliate                                 (27)             (64)
          Changes in operating assets and liabilities:
                Service charges receivable                                                  (584)              97
                Inventory                                                                 (2,238)          (2,076)
                Prepaid expenses, other current assets, and other assets, net               (377)            (162)
                Accounts payable,  accrued expenses, and other long-term                    (146)             989
                liabilities
                Customer layaway deposits                                                    (52)              70
                Restructuring reserve                                                       (891)              --
                Federal income taxes                                                         465            2,135
                                                                                   -------------    -------------

                Net cash provided by (used in) operating activities                         (366)           4,194

Investing Activities:
       Pawn loans forfeited and transferred to inventory                                  19,072           22,912
       Pawn loans made                                                                   (45,240)         (47,314)
       Pawn loans repaid                                                                  27,827           31,419
                                                                                   -------------    -------------
                Net decrease in loans                                                      1,659            7,017

       Additions to property, plant, and equipment                                        (2,503)          (6,239)
       Proceeds from sale of assets                                                            4            3,545
                                                                                   -------------    -------------

                Net cash provided by (used in) investing activities                         (840)           4,323

Financing Activities:
       Proceeds from bank borrowings                                                       4,300            5,000
       Payments on borrowings                                                             (1,002)         (13,003)
       Payment of dividends                                                                   --             (150)
                                                                                   -------------    -------------

                Net cash provided by (used in) financing activities                        3,298           (8,153)
                                                                                   -------------    -------------

Change in cash and cash equivalents                                                        2,092              364

Cash and cash equivalents at beginning of period                                           3,126            2,899
                                                                                   -------------    -------------
Cash and cash equivalents at end of period                                         $       5,218    $       3,263
                                                                                   =============    =============

Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                            $         177    $          33



See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. As more fully described in Note B, the financial statements for the three months ended December 31, 1999 have been adjusted to give effect to a change in accounting principle as of October 1, 1999.

The Company's business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year.

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

The accounting change was first reported during the second quarter of fiscal 2000. Accordingly, net income for the first quarter of fiscal 2000 has been restated to reflect the accounting change as if it were reported in that quarter. This adjustment increased net income before the cumulative effect of an accounting change for the first quarter of fiscal 2000 by $813,000 ($0.07 per share).

NOTE C: RESTRUCTURING CHARGE

In fiscal 2000 the Company reviewed its store portfolio to determine whether closing certain stores would improve the Company's profitability and to determine whether certain stores were strategically viable. As a result of this review and the continuing evaluation of such assets for impairment, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) during the fourth quarter of Fiscal 2000, as more fully described in Note C to the Company's audited financial statements for the year ended September 30, 2000.

Of the 54 stores, 45 were closed as of December 31, 2000, and the remaining 9 are expected to close in fiscal 2001. As of December 31, 2000, approximately 148 employees were terminated as part of this restructuring, and approximately 41 additional employees will be terminated when the remaining stores close.

The results of operations from the 54 stores scheduled for closure were as follows (in thousands):

                                          Three Months Ended December 31,
                                          -------------------------------
                                               2000               1999
                                               ----               ----
         Total revenues                     $ 1,638             $ 5,409
         Operating loss                     $  (296)            $  (379)

At December 31, 2000, the Company had a remaining restructuring reserve of $0.8 million. It is anticipated that all remaining material cash outlays required for these store closings and related restructuring costs will be made during fiscal 2001. The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals (in thousands):

                                              Write-off of
                                               Long-Lived
                      Lease                       and        Administrative   Net Book     Proceeds
                    Settlement   Workforce     Intangible      and Other      Value of     from Sale      Total
                      Costs      Severance       Assets        Exit Costs    Assets Sold   of Assets     Reserve
                    ----------   ---------    ------------   --------------  -----------   ---------     -------

Reserve balance
at September 30,
2000                  $  582       $  908         $  --          $  456        $  430       $  (727)      $1,649
                      ======       ======         =====          ======        ======       =======       ======

Reserve Utilized        (263)        (336)           --            (246)          (46)           --         (891)
                      ------       ------         -----          ------        ------       -------       ------

Reserve balance
at December 31,
2000                  $  319       $  572         $  --          $  210        $  384       $  (727)      $  758
                      ======       ======         =====          ======        ======       =======       ======

In conjunction with the restructuring in fiscal 2000, the Company recorded an additional $1.2 million inventory reserve for anticipated losses on sales at stores to be closed. This amount was charged to cost of goods sold in fiscal 2000 and is excluded from the table above. Of this inventory reserve, $0.1 million was utilized by September 30, 2000, and $0.6 million was utilized in the first quarter of fiscal 2001, leaving a balance of $0.5 million in the reserve at December 31, 2000. The Company anticipates that the remaining reserve will be utilized in fiscal 2001 as the related inventory is sold.

NOTE D: ACCOUNTING PRINCIPLES AND PRACTICES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At December 31, 2000, December 31, 1999, and September 30, 2000, inventory reserves were $1.6 million, $1.4 million, and $2.2 million, respectively.

Property and equipment is shown net of accumulated depreciation of $43.5 million, $39.6 million and $47.2 million at December 31, 2000, December 31, 1999, and September 30, 2000, respectively.

Certain prior year balances have been reclassified to conform with the fiscal 2001 presentation.

NOTE E: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                    Three Months Ended
                                                                                                        December 31,
                                                                                                ----------------------------
                                                                                                   2000               1999
                                                                                                ----------          --------
                                                                                                       (In thousands)
Numerator
           Numerator for basic and diluted earnings per share:  net income                         $ 1,053          $(13,081)
Denominator                                                                                         ======            ======
           Denominator for basic earnings per share:  weighted average shares                       12,087            12,012
           Effect of dilutive securities:
                   Warrants and options                                                                 --                --
                                                                                                   -------          --------
           Dilutive potential common shares                                                             --                --
                                                                                                   -------          --------
           Denominator for diluted earnings per share:  adjusted  weighted average shares
           and assumed conversions                                                                  12,087            12,012
                                                                                                   =======          ========
           Basic earnings per share                                                                $  0.09          $  (1.09)
                                                                                                   =======          ========
           Diluted earnings per share                                                              $  0.09          $  (1.09)
                                                                                                   =======          ========


Options to purchase 1,392,649 and 1,534,763 weighted average shares of common stock at an average price of $8.16 and $11.30, respectively, were outstanding for the three-month periods ended December 31, 2000 and 1999. These options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

NOTE F: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), representing 29.86% of A&B's outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three month lag. The income reported for the Company's three month period ended December 31, 2000 represents its percentage interest in the results of A&B's operations, reduced by the amortization of the excess purchase price over fair market value, using an estimate of earnings for July 2000 through September 2000. The company plans to reconcile this amount during its quarter ending March 31, 2001 after A&B's results have been reported to the public. The company does not expect the actual results to differ materially from this estimate.

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

NOTE H: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive income (loss) for the three-month periods ended December 31, 2000 and 1999 was approximately $0.9 million and ($13.0) million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."

NOTE I: LONG-TERM DEBT

On December 15, 2000, the Company amended and restated its $85 million secured credit agreement, which matures December 3, 2001. The amended credit agreement provides for a $45 million revolving credit facility and two term loan facilities totaling $40 million which are secured by substantially all of the Company's assets. Availability under the revolving credit facility is tied to pawn loan and inventory balances. The term facilities require principal payments of $22.1 million during fiscal 2001. These principal payments will be made from operating cash flow, the sale of assets, primarily sale-leaseback transactions of various owned properties, and a tax refund resulting from the Company's fiscal 2000 operating loss. Interest on the facility is at the agent bank's prime rate plus 250 to 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

The Company's credit agreement requires, among other things, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company believes that these covenants will be achieved based upon the Company's current and anticipated performance. Based upon management's fiscal 2001 operating plan, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's working capital requirements, planned capital expenditures, and make the required principal payments under the credit agreement. However, material shortfalls or variances from anticipated performance or delays in the sale of certain of its assets could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement.

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

First Quarter Ended December 31, 2000 vs. First Quarter Ended December 31, 1999

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended December 31, 2000 and 1999. As more fully discussed under "Accounting Change" and in Note B to the condensed consolidated financial statements, financial data for the three months ended December 31, 1999 has been adjusted for a change in accounting for pawn service charges.

                                                                           Three Months Ended           % or
                                                                             December 31,(a)            Point
                                                                          2000            1999        Change(b)
                                                                       --------------------------     ---------
Net Revenues:
           Sales                                                        $32,377           $38,090     (15.0)%
           Pawn service charges                                          14,664            15,594      (6.0)%
           Other                                                            200               256     (21.9)%
                                                                        -------           -------
                  Total revenues                                         47,241            53,940     (12.4)%
           Cost of goods sold                                            18,098            22,683     (20.2)%
                                                                        -------           -------
                  Net revenues                                          $29,143           $31,257      (6.8)%
                                                                        =======           =======
Other Data:

           Gross profit as a percent of sales                              44.1%             40.5%    3.6 pts.
           Average annual inventory turnover                                1.9x              2.0x     (0.1)x
           Inventory balance per average location as of the
           end of the quarter                                           $   130           $   137      (5.1)%
           Loan balance per average  location as of the end of
           the quarter                                                  $   156           $   140       11.4%
           Average yield on loan portfolio                                  126%              123%    3 pts.
           Redemption rate                                                   77%               75%    2 pts.
Expenses as a Percent of Total Revenues:
           Operating                                                       40.4%             40.4%    0.0 pt.
           Administrative                                                   8.2%              8.0%    0.2 pt.
           Depreciation and amortization                                    5.2%              4.7%    0.5 pt.
           Interest, net                                                    4.6%              2.5%    2.1 pt.
Locations in Operation:
           Beginning of period                                              313               331
           Acquired                                                          --                --
           Established                                                       --                 3
           Sold, combined or closed                                          22                --
                                                                        -------           -------
           End of period                                                    291               334
                                                                        =======           =======

Average locations in operation during the period(c)                       302.0             332.5
                                                                        =======           =======

----------

(a)  In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

(c) Average locations in operation during the period are calculated based on the average of the locations operating at the beginning and end of such period.

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

The accounting change was first reported during the second quarter of fiscal 2000. Accordingly, net income for the first quarter of fiscal 2000 has been restated to reflect the accounting change as if it were reported in that quarter. This adjustment increased net income before the cumulative effect of an accounting change for the first quarter of fiscal 2000 by $813,000 ($0.07 per share).

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three-month period ended December 31, 2000 ("Fiscal 2001 Period") to the three-month period ended December 31, 1999 ("Fiscal 2000 Period"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

During the Company's fourth fiscal 2000 quarter, the Company made the decision to close up to 54 stores. As of the end of the Fiscal 2001 Period, 45 of the 54 stores had closed. In the Fiscal 2000 Period, these 45 stores had net revenues of $2.4 million, store operating expenses of $2.2 million and depreciation and amortization of $0.3 million, for an operating loss of $0.1 million.

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. In the Fiscal 2001 Period, pawn service charge revenue decreased $0.9 million from the Fiscal 2000 Period to $14.7 million due to closed stores ($0.9 million). Decreases from lower average loan volumes for the quarter ($0.3 million) were offset by higher yields ($0.3 million). Annualized yields for the Fiscal 2001 Period were 126%, three percentage points above the Fiscal 2000 Period.

A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the Fiscal 2001 Period, sales decreased approximately $5.7 million from the Fiscal 2000 Period to approximately $32.4 million. This decrease was primarily the result of lower same store sales ($3.1 million) and loss of volume from closed stores ($2.8 million). Annualized inventory turnover was 1.9 times in the Fiscal 2001 Period compared to 2.0 times in the Fiscal 2000 Period.

For the Fiscal 2001 Period, gross margins on merchandise sales increased 3.6 percentage points from the Fiscal 2000 Period to approximately 44 percent. Improved margins on merchandise sales contributed 4.8 percentage points of this increase, offset 1.2 percentage points by lower margins from stores closed during the Fiscal 2001 Period. Inventory shrinkage for the quarter was 1.0% of merchandise sales, unchanged from the prior year period.

In the Fiscal 2001 Period, operating expenses as a percentage of total revenues remained unchanged at 40%. Administrative expenses as a percent of total revenue increased 0.2 of a percentage point in the Fiscal 2001 Period to 8.2%. This increase was primarily due to the effect of proportionally larger year over year decreases in revenues than in administrative expenses.

Depreciation and amortization as a percent of total revenue increased one half of a percentage point from the Fiscal 2000 Period to 5.2%. This resulted from proportionally larger year over year decreases in revenues than in depreciation and amortization from closed stores. Interest expense as a percent of total revenue increased 2.1 percentage points from the Fiscal 2000 Period to 4.6%. The interest expense increase was due to higher interest rates coupled with increased average debt balances.

Income before the cumulative effect of an accounting change for the Fiscal 2001 Period was $1.1 million compared to $1.3 million in the Fiscal 2000 Period. Lower net revenues in the Fiscal 2001 Period ($2.1 million), mainly due to closed stores, were more than offset by lower total operating expenses ($3.3 million), resulting in operating income $1.2 million above the prior year period. After higher interest expenses in the Fiscal 2001 Period and less gain on the sale of assets ($0.6 million), income before the cumulative effect of an accounting change decreased $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the Fiscal 2001 Period was $0.4 million as compared to $4.2 million provided in the Fiscal 2000 Period, a decrease of $4.6 million. An increase in pawn service charges receivable, reflecting stronger seasonal loan growth and higher yields this year compared to a year ago, a $1.7 million tax refund in the prior year period, $0.9 million in restructuring related payments made in the current period, and timing of payroll and related accruals account for most of the year-over-year change in cash provided by operating activities. Net cash used in investing activities was $0.8 million for the Fiscal 2001 Period compared to $4.3 million provided in the Fiscal 2000 Period. The change is due to smaller decreases in pawn loan balances in the Fiscal 2001 Period, lower levels of capital expenditures, and $3.5 million of proceeds from the sale of assets in the prior year period. In the first quarter of fiscal 2001, the Company invested $2.5 million to upgrade or replace existing equipment and computer systems, funded primarily with bank borrowings.

The Company's credit agreement requires, among other things, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company believes that these covenants will be achieved based upon the Company's current and anticipated performance. Based upon management's fiscal 2001 operating plan, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's working capital requirements, planned capital expenditures, and make the required principal payments under the credit agreement. However, material shortfalls or variances from anticipated performance or delays in the sale of certain of its assets could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement.

The outstanding balance under the credit agreement bears interest at the agent bank's prime rate plus 250 to 350 basis points, payable monthly. In addition, the Company pays a commitment fee of 25 basis points of the unused amount of the total commitment. At December 31, 2000, the Company had $84 million outstanding under the credit agreement.

SEASONALITY

Historically, pawn service charge revenues are highest in the Company's fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months. Merchandise sales are highest in the Company's first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at December 31, 2000 is comprised of variable-rate debt instruments. If interest rates average 25 basis points more in the remaining three quarters of fiscal 2001, the Company's interest expense for the year would increase by approximately $158,000. This amount is determined by considering the impact of the hypothetical interest rate increase on the Company's variable rate long-term debt at December 31, 2000.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during the quarter ended December 31, 2000 was approximately $177,000. On December 31, 2000, the U.K. pound closed at 0.6699 to 1.00 U.S. dollar, a decrease from 0.6836 at September 30, 2000. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yield on loan portfolios, redemption rates, labor and employment matters, competition, operating risk, charges related to store closings, acquisition, and expansion risk, liquidity, and capital requirements and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibit                                 Incorporated by
                  Number         Description                Reference to

                  None


         (b)      Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K for the quarter ended December 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     EZCORP, INC.
                                                     ------------
                                                     (Registrant)



Date: February 14, 2001                     By: /s/ DAN N. TONISSEN
                                               ---------------------------------
                                               (Signature)

                                               Daniel N. Tonissen
                                               Senior Vice President,
                                               Chief Financial Officer &
                                               Director