Form 10-Q
period 2001-03-31
EZCORP INC
filed 2001-05-15
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                         COMMISSION FILE NUMBER 0-19424
                                                -------

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


                              1901 CAPITAL PARKWAY
                               AUSTIN, TEXAS 78746
                              --------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (512) 314-3400
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       NA
                                       --
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.

As of March 31, 2001, 10,897,040 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q




                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2001, March 31, 2000 and
              September 30, 2000 ...........................................................................    1

              Condensed Consolidated Statements of Operations for the Three Months and Six Months
              Ended March 31, 2001 and 2000 ................................................................    2

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31,
              2001 and 2000 ................................................................................    3

              Notes to Condensed Consolidated Financial Statements .........................................    4

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of
              Operations ...................................................................................    8

PART II.  OTHER INFORMATION ................................................................................   14

SIGNATURE ..................................................................................................   15

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      Condensed Consolidated Balance Sheets



                                                                           March 31,      March 31,    September 30,
                                                                           ---------      ---------    -------------
                                                                              2001          2000           2000
                                                                           ---------      ---------      ---------
                                                                                        (In thousands)
Assets:                                                                   (Unaudited)                     (Note A)
     Current assets:
         Cash and cash equivalents                                         $   2,785      $   1,816      $   3,126
         Pawn loans                                                           40,477         39,227         46,916
         Short-term loans and finance charges receivable, net                    121             36             40
         Pawn service charges receivable                                       7,205          7,466          8,629
         Inventory, net                                                       34,148         39,455         35,660
         Deferred tax asset                                                    6,135          7,759          9,636
         Federal income tax receivable                                            --          1,202          5,045
         Prepaid expenses and other current assets                             2,170          2,845          1,525
                                                                           ---------      ---------      ---------
                Total current assets                                          93,041         99,806        110,577

     Investment in unconsolidated affiliate                                   14,002         13,480         14,021
     Property and equipment, net                                              58,378         64,501         61,130
     Other assets, net                                                        18,061         21,190         18,065
                                                                           ---------      ---------      ---------
     Total assets                                                          $ 183,482      $ 198,977      $ 203,793
                                                                           =========      =========      =========
Liabilities and stockholders' equity:
     Current liabilities:
         Current maturities of long-term debt                              $  66,773      $      11      $  22,087
         Accounts payable and other accrued expenses                           8,815          9,325         12,011
         Restructuring reserve                                                   355             --          1,649
         Customer layaway deposits                                             2,486          2,591          2,332
                                                                           ---------      ---------      ---------
                Total current liabilities                                     78,429         11,927         38,079

     Long-term debt, less current maturities                                      94         63,606         59,025
     Deferred tax liability                                                      599          1,696          3,639
     Other long-term liabilities                                                 614            394            379
                                                                           ---------      ---------      ---------
                Total long-term liabilities                                    1,307         65,696         63,043
     Commitments and contingencies

     Stockholders' equity:
         Preferred Stock, par value $.01 per share;
            Authorized 5,000,000 shares; none issued and                          --             --             --
            outstanding
         Class A Non-voting Common Stock, par value $.01 per
            share;
            Authorized 40,000,000 shares; 10,906,073 issued and
            10,897,040 outstanding at March 31, 2001 and
            September 30, 2000; 10,831,043 issued and 10,822,010
            outstanding at March  31, 2000                                       109            108            109
         Class B Voting Common Stock, convertible, par value $.01
            per share;
            Authorized 1,198,990 shares; 1,190,057 issued and
            outstanding at March 31, 2001, September 30, 2000 and
            March 31, 2000                                                        12             12             12
         Additional paid-in capital                                          114,572        114,501        114,569
         Retained earnings (deficit)                                         (10,073)         7,055        (11,159)
                                                                           ---------      ---------      ---------
                                                                             104,620        121,676        103,531
         Treasury stock (9,033 shares)                                           (35)           (35)           (35)
         Receivable from stockholder                                            (729)          (729)          (729)
         Accumulated other comprehensive income                                 (110)           442            (96)
                                                                           ---------      ---------      ---------
     Total stockholders' equity                                              103,746        121,354        102,671
                                                                           ---------      ---------      ---------
     Total liabilities and stockholders' equity                            $ 183,482      $ 198,977      $ 203,793
                                                                           =========      =========      =========


See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                         Three Months Ended              Six Months Ended
                                                                              March 31,                      March 31,
                                                                      ------------------------      ------------------------
                                                                        2001            2000           2001          2000
                                                                      ---------      ---------      ---------      ---------
                                                                              (In thousands, except per share amounts)
Revenues:
       Sales                                                          $  35,549      $  39,436      $  67,926      $  77,525
       Pawn service charges                                              13,031         13,981         27,695         29,575
       Other                                                                239            280            439            537
                                                                      ---------      ---------      ---------      ---------
                                                                         48,819         53,697         96,060        107,637

Cost of goods sold                                                       21,435         24,687         39,533         47,370
                                                                      ---------      ---------      ---------      ---------
                  Net revenues                                           27,384         29,010         56,527         60,267

Operating expenses:
       Operations                                                        18,653         21,970         37,716         43,778
       Administrative                                                     3,621          5,171          7,513          9,498
       Depreciation and amortization                                      2,814          2,561          5,248          5,083
                                                                      ---------      ---------      ---------      ---------
                                                                         25,088         29,702         50,477         58,359
                                                                      ---------      ---------      ---------      ---------
Operating income (loss)                                                   2,296           (692)         6,050          1,908

Interest expense, net                                                     2,332          1,200          4,520          2,532
Equity in net income of unconsolidated affiliate                           (110)           (83)          (137)          (148)
(Gain)/loss on sale of assets                                                (1)           129             (4)          (451)
                                                                      ---------      ---------      ---------      ---------

Income (loss) before income taxes                                            75         (1,938)         1,671            (25)
Income tax expense (benefit)                                                 42           (659)           585             (9)
                                                                      ---------      ---------      ---------      ---------
Income (loss) before cumulative effect of a change in
     accounting principle                                             $      33      $  (1,279)     $   1,086      $     (16)

Cumulative effect on prior years (to September 30, 1999) of
     change in method of revenue recognition, net of tax                     --             --             --        (14,344)
                                                                      ---------      ---------      ---------      ---------

Net income (loss)                                                     $      33      $  (1,279)     $   1,086      $ (14,360)
                                                                      =========      =========      =========      =========

Amounts per common share (fully diluted):
     Income (loss) before cumulative effect of a change in
      accounting principle                                            $    0.00      $   (0.11)     $    0.09      $   (0.01)

     Cumulative effect on prior years (to September 30, 1999) of
      change in method of revenue recognition, net of tax             $      --      $      --      $      --      $   (1.19)
                                                                      ---------      ---------      ---------      ---------

     Net income (loss)                                                $    0.00      $   (0.11)     $    0.09      $   (1.20)
                                                                      =========      =========      =========      =========
Weighted average shares outstanding:
       Basic                                                             12,087         12,012         12,087         12,012
                                                                      =========      =========      =========      =========
       Fully diluted                                                     12,087         12,014         12,087         12,013
                                                                      =========      =========      =========      =========
Cash dividends per common share                                       $      --      $      --      $      --      $  0.0125


See Notes to Condensed Consolidated Financial Statements (unaudited).

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Six Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     2001        2000
                                                                                   --------    --------
                                                                                      (In thousands)
Operating Activities:
      Net income (loss)                                                            $  1,086    $(14,360)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of a change in accounting principle                          --      14,344
          Depreciation and amortization                                               5,248       5,083
          Deferred income taxes                                                         461       1,761
          Net gain on sale or disposal of assets                                         (4)       (451)
          Income from investment in unconsolidated affiliate                           (137)       (148)
          Changes in operating assets and liabilities:
                Service charges receivable                                            1,424       2,036
                Short term loan finance charges receivable                              (15)         --
                Inventory                                                             1,512       4,090
                Notes receivable from related parties                                    22        (240)
                Prepaid expenses, other current assets, and other assets, net        (1,332)      1,141
                Accounts payable and accrued expenses                                (2,947)     (1,649)
                Restructuring reserve                                                (1,294)         --
                Customer layaway deposits                                               154         169
                Other long-term liabilities                                              --        (114)
                Federal income taxes receivable                                       5,045         318
                                                                                   --------    --------

                Net cash provided by operating activities                             9,223      11,980

Investing Activities:
          Pawn loans forfeited and transferred to inventory                          35,166      39,356
          Pawn loans made                                                           (89,014)    (90,211)
          Pawn loans repaid                                                          60,287      65,568
                                                                                   --------    --------
                Net decrease in loans                                                 6,439      14,713

          Short-term loans                                                              (66)         --
          Additions to property, plant, and equipment                                (3,049)    (11,735)
          Additions to intangible assets                                                 --        (488)
          Investment in unconsolidated affiliate                                        143         161
          Proceeds from sale of assets                                                1,214       4,092
                                                                                   --------    --------

                Net cash provided by investing activities                             4,681       6,743

Financing Activities:
         Proceeds from bank borrowings                                                9,700      14,500
         Payments on borrowings                                                     (23,945)    (34,006)
         Payment of dividends                                                            --        (300)
                                                                                   --------    --------

                Net cash used in financing activities                               (14,245)    (19,806)
                                                                                   --------    --------

Change in cash and cash equivalents                                                    (341)     (1,083)

Cash and cash equivalents at beginning of period                                      3,126       2,899
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $  2,785    $  1,816
                                                                                   ========    ========
Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                            $     14    $    298
                Deferred gain on sale-leaseback                                    $    297    $     --
                Issuance of stock options                                          $     --    $     31

See Notes to Condensed Consolidated Financial Statements (unaudited).

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. As more fully described in Note B, the financial statements for the three and six months ended March 31, 2000 have been adjusted to give effect to a change in accounting principle as of October 1, 1999.

The Company's business is subject to seasonal variations, and operating results for the six-month period ended March 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year.

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

The effect of the accounting change on the three months ended March 31, 2000 was to reduce net loss by $2.1 million ($0.17 per share). The effect of the change on the six months ended March 31, 2000, excluding the cumulative effect of $14.3 million, was to decrease the net loss by $2.9 million ($0.24 per share).


NOTE C: RESTRUCTURING CHARGE

As more fully described in Note C to the Company's audited financial statements for the year ended September 30, 2000, the Company reviewed its store portfolio to determine whether closing certain stores would improve the Company's profitability and to determine whether certain stores were strategically viable. As a result of this review and the continuing evaluation of such assets for impairment, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) during the fourth quarter of Fiscal 2000.

Of the 54 stores, 47 were closed as of March 31, 2001, and the remaining 7 are expected to close in fiscal 2001. As of March 31, 2001, 148 employees have been terminated as part of this restructuring, and approximately 41 additional employees will be terminated when the remaining stores close.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


The results of operations from the 54 stores scheduled for closure were as follows (in thousands):


                            Three Months Ended      Six Months Ended
                                 March 31,              March 31,
                          --------------------    --------------------
                             2001       2000        2001        2000
                          ---------   --------    --------    --------
Total revenues            $    862    $  5,188    $  2,500    $ 10,597
Operating loss            $    (60)   $   (880)   $   (356)   $ (1,259)

At March 31, 2001, the Company had a remaining restructuring reserve of $0.4 million. It is anticipated that all remaining material cash outlays required for these store closings and related restructuring costs will be made during fiscal 2001. The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals (in thousands):



                                                     Write-off of
                                                      Long-Lived
                              Lease                      and        Administrative     Net Book     Proceeds
                            Settlement   Workforce    Intangible       and Other       Value of     from Sale    Total
                              Costs      Severance     Assets         Exit Costs     Assets Sold    of Assets   Reserve
                            ---------    ---------    ---------     --------------   -----------    ---------   -------
Reserve balance
at September 30,
2000                        $     582    $     908    $      --       $     456       $     430     $    (727)  $ 1,649
                            =========    =========    =========       =========       =========     =========   =======

Reserve Utilized                 (402)        (463)          --            (383)            (46)           --    (1,294)
                            ---------    ---------    ---------       ---------       ---------     ---------   -------


Reserve balance
at March 31, 2001           $     180    $     445    $      --       $      73       $     384     $    (727)  $   355
                            =========    =========    =========       =========       =========     =========   =======

In conjunction with the restructuring in fiscal 2000, the Company recorded an additional $1.2 million inventory reserve for anticipated losses on sales at stores to be closed. This amount was charged to cost of goods sold in fiscal 2000 and is excluded from the table above. Of this inventory reserve, $0.1 million was utilized by September 30, 2000, $0.6 million was utilized in the first quarter of fiscal 2001 and $0.0 million was utilized in the second quarter of fiscal 2001, leaving a balance of $0.5 million in the reserve at March 31, 2001. The Company anticipates that the remaining reserve will be utilized in fiscal 2001 as the related inventory is sold.


NOTE D: ACCOUNTING PRINCIPLES AND PRACTICES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At March 31, 2001, March 31, 2000, and September 30, 2000, inventory reserves were $1.4 million, $1.2 million, and $2.2 million, respectively.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


Property and equipment is shown net of accumulated depreciation of $45.8 million, $41.8 million and $47.2 million at March 31, 2001, March 31, 2000, and September 30, 2000, respectively.

Certain prior year balances have been reclassified to conform with the fiscal 2001 presentation.

NOTE E: EARNINGS PER SHARE

For purposes of calculating earnings (loss) per share, the numerator is net income (loss) for the applicable period. Dilutive warrants and employee stock options for all periods presented are minimal and thus have no dilutive effect on earnings per share.

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.



                                                                    Three Months Ended                Six Months Ended
                                                                         March 31                         March 31
                                                               -----------------------------   -----------------------------
                                                                   2001             2000            2001            2000
                                                               -------------   -------------   -------------   -------------
Total options outstanding
           Weighted average shares subject to options              1,378,611       1,583,872       1,385,707       1,595,220
           Average exercise price per share                    $        8.20   $       11.20   $        8.18   $       11.20


Anti-dilutive options outstanding
           Weighted average shares subject to options              1,378,611       1,563,543       1,385,707       1,585,111
           Average exercise price per share                    $        8.20   $       11.29   $        8.18   $       11.25


NOTE F: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), representing 29.47% of A&B's outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three month lag. The income reported for the Company's six-month period ended March 31, 2001 represents its percentage interest in the results of A&B's operations from July through December 2000, reduced by the amortization of the excess purchase price over fair market value. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at March 31, 2001, the market value of this investment was approximately $6.3 million, based on the closing market price on that date.


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

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE H: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive income (loss) for the three and six months ended March 31, 2001 was approximately $0.2 million and $1.1 million, and the comprehensive loss for the three and six months ended March 31, 2000 was approximately $(1.0) million and ($14.1) million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."


NOTE I: LONG-TERM DEBT

The Company's $85 million credit agreement, maturing December 3, 2001, provides for a $45 million revolving credit facility and two term loan facilities totaling $40 million which are secured by substantially all of the Company's assets. Remaining availability under the revolving credit facility was $4.4 million at March 31, 2001, based on pawn loan and inventory balances. The term facilities require principal payments of $22.1 million during fiscal 2001, $10.5 million of which has been paid by March 31, 2001. The remaining principal payments will be made from operating cash flow and the sale of assets, primarily sale-leaseback transactions of various owned properties. Interest on the facility is at the agent bank's prime rate plus 250 to 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

The Company's credit agreement requires, among other provisions, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company has complied with these covenants throughout Fiscal 2001, and believes that it will continue to achieve these covenants requirements through the remainder of the year. Based upon management's fiscal 2001 operating plan, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's working capital requirements, planned capital expenditures, and make the required principal payments under the credit agreement. However, material shortfalls or variances from anticipated performance or delays in the sale of certain of its assets could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement.

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

Second Quarter Ended March 31, 2001 vs. Second Quarter Ended March 31, 2000

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended March 31, 2001 and 2000.



                                                               Three Months Ended             % or
                                                                   March 31,(a)              Point
                                                                 2001        2000           Change(b)
                                                               --------    --------        ----------
Net revenues:
           Sales                                               $ 35,549    $ 39,436         (9.9)%
           Pawn service charges                                  13,031      13,981         (6.8)%
           Other                                                    239         280        (14.6)%
                                                               --------    --------

                  Total revenues                                 48,819      53,697         (9.1)%
           Cost of goods sold                                    21,435      24,687        (13.2)%
                                                               --------    --------
                  Net revenues                                 $ 27,384    $ 29,010         (5.6)%
                                                               ========    ========
Other data:
           Gross profit as a percent of sales                      39.7%       37.4%         2.3 pts.
           Average annual inventory turnover                        2.4x        2.3x         0.1x
           Inventory per store at end of the period            $    118    $    117          0.9%
           Loan balance per store at end of period             $    140    $    117         19.7%
           Average annualized yield on loan portfolio               123%        132%          (9) pts.
Expenses as a percent of total revenues:
           Operating                                               38.2%       40.9%        (2.7) pts.
           Administrative                                           7.4%        9.6%        (2.2) pts.
           Depreciation and amortization                            5.8%        4.8%         1.0 pt.
           Interest, net                                            4.8%        2.2%         2.6 pts.
Locations in operation:
           Beginning of period                                      291         334
           Acquired                                                  --          --
           Established                                               --           2
           Sold, combined or closed                                   2          --
                                                               --------    --------
           End of period                                            289         336
                                                               ========    ========
Average locations in operation during the period                    290         335

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

Six Months Ended March 31, 2001 vs. Six Months Ended March 31, 2000

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six months ended March 31, 2001 and 2000.



                                                                  Six Months Ended        % or
                                                                    March 31,(a)          Point
                                                                 2001         2000      Change(b)
                                                               ---------   ----------   ---------
Net revenues:
          Sales                                                $  67,926    $  77,525     (12.4)%
           Pawn service charges                                   27,695       29,575      (6.4)%
           Other                                                     439          537     (18.2)%
                                                               ---------    ---------

                  Total revenues                                  96,060      107,637     (10.8)%
           Cost of goods sold                                     39,533       47,370     (16.5)%
                                                               ---------    ---------
                  Net revenues                                 $  56,527    $  60,267      (6.2)%
                                                               =========    =========
Other data:

           Gross profit as a percent of sales                       41.8%        38.9%      2.9 pts.
           Average annual inventory turnover                         2.1x         2.1x      0.0x
           Inventory per store at end of the period            $     118    $     117       0.9%
           Loan balance per store at end of period             $     140    $     117      19.7%
           Average annualized yield on loan portfolio                125%         127%       (2) pts.
Expenses as a percent of total revenues:
           Operating                                                39.3%        40.7%     (1.4) pts.
           Administrative                                            7.8%         8.8%     (1.0) pt.
           Depreciation and amortization                             5.5%         4.7%      0.8 pt.
           Interest, net                                             4.7%         2.4%      2.3 pts.
Locations in operation:
           Beginning of period                                       305          331
           Acquired                                                   --           --
           Established                                                --            5
           Sold, combined or closed                                   16           --
                                                               ---------    ---------
           End of period                                             289          336
                                                               =========    =========

Average locations in operation during the period                   301.0        333.5

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

RESULTS OF OPERATIONS

The following discussion compares results for the three and six-month periods ended March 31, 2001 ("Fiscal 2001 Periods") to the three and six-month periods ended March 31, 2000 ("Fiscal 2000 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

During the Company's fourth fiscal 2000 quarter, the Company made the decision to close up to 54 stores. As of March 31, 2001, 47 of the 54 stores have closed. For the three-month Fiscal 2000 Period, these 47 stores had net revenues of $2.2 million, store operating expenses of $2.8 million, and depreciation and amortization of $0.3 million, for an operating loss of $0.9 million. For the six-month Fiscal 2000 Period, these 47 stores had net revenues of $4.9 million, store operating expenses of $5.6 million, and depreciation and amortization of $0.5 million, for an operating loss of $1.2 million.

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three-month Fiscal 2001 Period, pawn service charge revenue decreased $1.0 million from the three-month Fiscal 2000 Period to $13.0 million. The decrease results from closed stores ($0.8 million) and pawn service charge revenues of same stores ($0.2 million). For the six-month Fiscal 2001 Period, pawn service charge revenue decreased $1.9 million from the six-month Fiscal 2000 Period to $27.7 million, a result of closed stores ($1.4 million) and lower same store pawn service charge revenues ($0.5 million).

Same store pawn service charge revenues vary due to changes in average loan balances and changes in the average yield on these balances. Average yields vary due to changes in expected loan forfeitures and mix shifts in the loan portfolio between loans with different yields. For the three-month period, same store loan balances increased 6 percent, while average yields declined 9 percentage points to 123 percent. Same store loan balances were unchanged for the six-month period, while average yields declined 3 percentage points to 125 percent.

A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three-month Fiscal 2001 Period, sales decreased $3.9 million from the three-month Fiscal 2000 Period to approximately $35.5 million. This decrease was the result of closed stores ($3.4 million) and lower same store sales ($2.3 million) offset by higher levels of jewelry scrapping ($1.8 million). Annualized inventory turnover for the three-month Fiscal 2001 Period was 2.4 times compared to 2.3 times for the same period last year.

For the six-month Fiscal 2001 Period, sales decreased $9.6 million from the six-month Fiscal 2000 Period to approximately $67.9 million. This decrease was the result of closed stores ($6.2 million) and lower same store sales ($5.2 million) offset by $1.8 million higher levels of jewelry scrapping. Annualized inventory turnover, at 2.1 times, was unchanged from the prior year.

For the three-month Fiscal 2001 Period, gross profits as a percentage of sales improved 2.3 percentage points from the three-month Fiscal 2000 Period to 39.7 percent. Improved margins on merchandise sales contributed 7.9 percentage points, while higher jewelry scrapping reduced this margin improvement by approximately 5.6 percentage points. Inventory shrinkage for the quarter was 1.3 percent of merchandise sales, unchanged from the prior year period.

For the six-month Fiscal 2001 Period, gross profits as a percentage of sales improved 2.9 percentage points from the six-month Fiscal 2000 Period to 41.8 percent. Improved margins on merchandise sales contributed 5.6 percentage points of the increase, offset by 2.7 percentage points from higher levels of jewelry scrapping. Inventory shrinkage for the six-month Fiscal 2001 Period was unchanged from the prior year period at 1.2 percent of merchandise sales.

In the three-month Fiscal 2001 Period, operating expenses as a percentage of total revenues decreased 2.7 percentage points from the three-month Fiscal 2000 Period to 38.2 percent. This decrease results from the closed stores (1.9 percentage points) and greater operating efficiencies at remaining stores (0.8 of a percentage point). Administrative expenses decreased 2.2 percentage points to 7.4 percent, primarily due to lower labor and incentive compensation expenses (1.0 percentage point), lower travel expenses (0.3 of a percentage point), and the write-down of a past due note receivable in the Fiscal 2000 Period (0.7 of a percentage point).

In the six-month Fiscal 2001 Period, operating expenses as a percentage of total revenues decreased 1.4 percentage points from the six-month Fiscal 2000 Period to 39.3 percent. This decrease results from the closed stores (1.8 percentage points), offset by higher operating expenses as a percent of total revenues in the remaining stores (0.4 of a percentage point). Although operating expenses are higher as a percent of total revenues, same store operating expenses fell three percent from the same period last year. Administrative expenses decreased one percentage point to 7.8 percent, primarily due to lower labor and incentive compensation expenses (0.6 of a percentage point), lower travel expenses (0.2 of a percentage point), and the write-down of a past due note receivable in the Fiscal 2000 Period (0.2 of a percentage point).

In the three-month Fiscal 2001 Period, depreciation and amortization as a percent of total revenue increased one percentage point from the Fiscal 2000 Period to 5.8 percent. This resulted from depreciation and amortization of assets placed in service in the last twelve months and the lower level of total revenue. Interest expense as a percent of total revenue increased 2.6 percentage points from the Fiscal 2000 Period to 4.8 percent. The interest expense increase was due to higher interest rates coupled with increased average debt balances.

In the six-month Fiscal 2001 Period, depreciation and amortization as a percent of total revenue increased 0.8 of a percentage point from the Fiscal 2000 Period to 5.5 percent. This resulted from depreciation and amortization of assets placed in service in the last twelve months and the lower level of total revenue. Interest expense as a percent of total revenue increased 2.3 percentage points from the Fiscal 2000 Period to 4.7 percent. The interest expense increase was due to higher interest rates coupled with increased average debt balances.

Net income for the three-month Fiscal 2001 Period was $33,000 compared to a loss of $1.3 million for the three-month Fiscal 2000 Period. Lower net revenues in the current year period ($1.6 million), mainly due to closed stores, were more than offset by lower total operating expenses ($4.6 million), resulting in operating income $3.0 million above the prior year period. After higher interest expenses in the Fiscal 2001 Period, net income improved $1.3 million over the Fiscal 2000 Period.

Income before the cumulative effect of an accounting change for the six-month Fiscal 2001 Period was $1.1 million compared to a loss of $16,000 in the Fiscal 2000 Period. Lower net revenues in the Fiscal 2001 Period ($3.7 million), mainly due to closed stores, were more than offset by lower total operating expenses ($7.9 million), resulting in operating income $4.1 million above the prior year period. After higher interest expenses in the Fiscal 2001 Period, income before the cumulative effect of an accounting change improved $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six-month Fiscal 2001 Period was $9.2 million compared to $12.0 million provided in the Fiscal 2000 Period, a decrease of $2.8 million. Income was $1.1 million higher in Fiscal 2001 than was income before the cumulative effect of a change in accounting principle in Fiscal 2000, and the Company received a $3.3 million larger income tax refund in Fiscal 2001 than in the prior year. These increases in operating cash flow were more than offset by several factors. The decrease in inventory, which increases the cash provided by operating activities, was $2.6 million smaller in the Fiscal 2001 Period than in the prior year period. $1.3 million was spent on restructuring related payments made in the current period, and changes in other working capital components account for the remaining year-over-year change in cash provided by operating activities. Net cash provided by investing activities was $4.7 million for the Fiscal 2001 Period compared to $6.7 million provided in the Fiscal 2000 Period. The change is due to smaller decreases in pawn loan balances in the Fiscal 2001 Period and lower proceeds from the sale of assets over the prior year period, offset by lower levels of capital expenditures.

The Company's credit agreement requires, among other things, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company believes that these covenants will continue to be achieved based upon the Company's current and anticipated performance. Based upon management's fiscal 2001 operating plan, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's working capital requirements, planned capital expenditures, and make the required principal payments under the credit agreement. However, material shortfalls or variances from anticipated performance or delays in the sale of certain of its assets could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement.

The outstanding balance under the credit agreement bears interest at the agent bank's prime rate plus 250 to 350 basis points, payable monthly. In addition, the Company pays a commitment fee of 25 basis points of the unused amount of the total commitment. At March 31, 2001, the Company had $66.8 million outstanding under the credit agreement.

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

The effect of the accounting change on the three months ended March 31, 2000 was to reduce net loss by $2.1 million ($0.17 per share). The effect of the change on the six months ended March 31, 2000, excluding the cumulative effect of $14.3 million, was to decrease the net loss by $2.9 million ($0.24 per share).

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at March 31, 2001 is comprised of variable-rate debt instruments. If interest rates average 25 basis points more during the remainder of fiscal 2001, the Company's interest expense for the year would increase by $84,000. This amount is determined by considering the impact of the hypothetical interest rate increase on the Company's variable rate long-term debt at March 31, 2001.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during the quarter ended March 31, 2001 was approximately $0.2 million. On

March 31, 2001, the U.K. pound closed at 0.7061 to 1.00 U.S. dollar, an increase from 0.6699 at December 31, 2000. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statement of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yield on loan portfolios, redemption rates, labor and employment matters, competition, operating risk, charges related to store closings, acquisition and expansion risk, liquidity, capital requirements, and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit                                   Incorporated by
          Number           Description               Reference to

          None


     (b)  Reports on Form 8-K


          The Company has not filed any reports on Form 8-K for the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   EZCORP, INC.
                                                   ------------
                                                   (Registrant)






Date:   May 15, 2001                          By: /s/ DAN N. TONISSEN
                                                 ----------------------
                                                      (Signature)

                                                 Daniel N. Tonissen
                                                 Senior Vice President,
                                                 Chief Financial Officer &
                                                 Director