Form 10-Q
period 2001-06-30
EZCORP INC
filed 2001-08-14
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                       COMMISSION FILE NUMBER  0-19424
                         -------------------------------

                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                       74-2540145
              --------------                                 -------------------
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

As of June 30, 2001, 10,937,841 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION



               Item 1. Financial Statements (Unaudited)


                  Condensed Consolidated Balance Sheets as of June 30, 2001, June 30, 2000 and September
                  30, 2000 ................................................................................     1


                  Condensed Consolidated Statements of Operations for the Three Months and Nine Months
                  Ended June 30, 2001 and 2000 ............................................................     2


                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2001
                  and 2000 ................................................................................     3


                  Notes to Condensed Consolidated Financial Statements ....................................     4



               Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations .................................................................................     8


PART II.  OTHER INFORMATION ...............................................................................    14



SIGNATURE .................................................................................................    15

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
                      Condensed Consolidated Balance Sheets


                                                                        June 30,          June 30,        September 30,
                                                                          2001              2000               2000
                                                                      ------------      ------------      ------------
                                                                                      (In thousands)
                                                                              (Unaudited)                  (Note A)
Assets:
     Current assets:
         Cash and cash equivalents                                    $      2,626      $      1,229      $      3,126
         Pawn loans                                                         47,199            45,770            46,916
         Short-term loans and finance charges receivable, net                1,039                38                40
         Pawn service charges receivable                                     7,838             8,575             8,629
         Inventory, net                                                     33,711            39,976            35,660
         Deferred tax asset                                                  7,081             8,023             9,636
         Federal income tax receivable                                          --             1,949             5,045
         Prepaid expenses and other current assets                           2,622             2,868             1,525
                                                                      ------------      ------------      ------------

                Total current assets                                       102,116           108,428           110,577

     Investment in unconsolidated affiliate                                 13,716            14,488            14,021
     Property and equipment, net                                            52,384            65,265            61,130
     Other assets, net                                                      18,436            20,999            18,065
                                                                      ------------      ------------      ------------
     Total assets                                                     $    186,652      $    209,180      $    203,793
                                                                      ============      ============      ============
Liabilities and stockholders' equity:
     Current liabilities:
         Current maturities of long-term debt                         $     67,671      $     76,012      $     22,087
         Accounts payable and other accrued expenses                         9,346             9,596            12,011
         Restructuring reserve                                                 481                --             1,649
         Customer layaway deposits                                           2,045             2,245             2,332
                                                                      ------------      ------------      ------------
                Total current liabilities                                   79,543            87,853            38,079

     Long-term debt, less current maturities                                    91               103            59,025
     Deferred tax liability                                                    990             1,696             3,639
     Other long-term liabilities                                             2,897               387               379
                                                                      ------------      ------------      ------------

                Total long-term liabilities                                  3,978             2,186            63,043
     Commitments and contingencies

     Stockholders' equity:
         Preferred Stock, par value $.01 per share;
            Authorized 5,000,000 shares; none issued and                        --                --                --
            outstanding
         Class A Non-voting Common Stock, par value  $.01 per
         share;
            Authorized 40,000,000 shares; 10,946,874 issued and
            10,937,841 outstanding at June 30, 2001 and September
            30, 2000; 10,831,043 issued and 10,822,010
            outstanding at June 30, 2000                                       109               108               109
         Class B Voting Common Stock, convertible, par value $.01
         per share;
            Authorized 1,198,990 shares; 1,190,057 issued and
            outstanding at June 30, 2001, September 30, 2000 and
            June 30, 2000                                                       12                12                12

         Additional paid-in capital                                        114,663           114,501           114,569
         Retained earnings (deficit)                                       (10,515)            4,905           (11,159)
                                                                      ------------      ------------      ------------

                                                                           104,269           119,526           103,531
         Treasury stock (9,033 shares)                                         (35)              (35)              (35)
         Receivable from stockholder                                          (729)             (729)             (729)
         Accumulated other comprehensive income                               (374)              379               (96)
                                                                      ------------      ------------      ------------
     Total stockholders' equity                                            103,131           119,141           102,671
                                                                      ------------      ------------      ------------
     Total liabilities and stockholders' equity                       $    186,652      $    209,180      $    203,793
                                                                      ============      ============      ============



See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                       Three Months Ended          Nine Months Ended
                                                                              June 30,                June 30,
                                                                      ----------------------    ----------------------
                                                                        2001         2000         2001         2000
                                                                      ---------    ---------    ---------    ---------
                                                                           (In thousands, except per share amounts)
Revenues:
       Sales                                                          $  29,628    $  28,448    $  97,554    $ 105,973
       Pawn service charges                                              12,704       13,511       40,399       43,086
       Short-term loan finance charges                                      612           44          732          122
       Other                                                                156          235          475          694
                                                                      ---------    ---------    ---------    ---------

                                                                         43,100       42,238      139,160      149,875

Cost of goods sold                                                       18,427       16,085       57,960       63,455
                                                                      ---------    ---------    ---------    ---------
                  Net revenues                                           24,673       26,153       81,200       86,420

Operating expenses:
       Operations                                                        18,345       20,669       56,061       64,446
       Administrative                                                     3,010        4,817       10,523       14,314
       Depreciation and amortization                                      2,870        2,492        8,118        7,575
       Restructuring expense (reversal)                                    (696)           0         (696)           0
                                                                      ---------    ---------    ---------    ---------
                                                                         23,529       27,978       74,006       86,335
                                                                      ---------    ---------    ---------    ---------
Operating income (loss)                                                   1,144       (1,825)       7,194           85

Interest expense, net                                                     2,028        1,196        6,548        3,728
Equity in net income of unconsolidated affiliate                            (71)         (69)        (208)        (216)
(Gain)/loss on sale of assets                                               166          208          162         (242)
                                                                      ---------    ---------    ---------    ---------

Income (loss) before income taxes                                          (979)      (3,160)         692       (3,185)
Income tax expense (benefit)                                               (537)      (1,010)          48       (1,019)
                                                                      ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of a change in
     accounting principle                                             $    (442)   $  (2,150)   $     644    $  (2,166)

Cumulative effect on prior years (to September 30, 1999) of
     change in method of revenue recognition, net of tax                     --           --           --      (14,344)
                                                                      ---------    ---------    ---------    ---------

Net income (loss)                                                     $    (442)   $  (2,150)   $     644    $ (16,510)
                                                                      =========    =========    =========    =========


Amounts per common share (basic and fully diluted):
     Income (loss) before cumulative effect of a change in
      accounting principle                                            $   (0.04)   $   (0.18)   $    0.05    $   (0.18)

     Cumulative effect on prior years (to September 30,
       1999) of change in method of revenue recognition, net of tax   $      --    $      --    $      --    $   (1.19)
                                                                      ---------    ---------    ---------    ---------

     Net income (loss)                                                $   (0.04)   $   (0.18)   $    0.05    $   (1.37)
                                                                      =========    =========    =========    =========
Weighted average shares outstanding:
       Basic                                                             12,113       12,012       12,094       12,012
                                                                      =========    =========    =========    =========
       Fully diluted                                                     12,113       12,012       12,094       12,012
                                                                      =========    =========    =========    =========
Cash dividends per common share                                       $      --    $      --    $      --    $   0.025



See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                      Nine Months Ended
                                                                                         June 30,
                                                                                ----------------------------
                                                                                    2001             2000
                                                                                ------------    ------------
                                                                                     (In thousands)
Operating Activities:
       Net income (loss)                                                        $        644    $    (16,510)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of a change in accounting principle                           --          14,344
          Depreciation and amortization                                                8,118           7,575
          Deferred income taxes                                                          (94)          1,489
          Restructuring expenses                                                        (696)             --
          Net gain (loss) on sale or disposal of assets                                  162            (242)
          Income from investment in unconsolidated affiliate                            (208)           (216)
          Changes in operating assets and liabilities:
                Service charges receivable                                               791             927
                Short term loan finance charges receivable                              (169)             --
                Inventory                                                              1,949           3,575
                Notes receivable from related parties                                     40            (220)
                Prepaid expenses, other current assets, and other assets, net         (1,873)          1,141
                Accounts payable and accrued expenses                                 (2,288)         (1,307)
                Restructuring reserve                                                 (1,623)             --
                Customer layaway deposits                                               (287)           (176)
                Other long-term liabilities                                              (18)           (121)
                Federal income taxes receivable                                        5,045            (428)
                                                                                ------------    ------------

                Net cash provided by operating activities                              9,493           9,831

Investing Activities:
          Pawn loans forfeited and transferred to inventory                           51,249          53,688
          Pawn loans made                                                           (137,784)       (138,316)
          Pawn loans repaid                                                           86,252          92,798
                                                                                ------------    ------------
                Net decrease (increase) in loans                                        (283)          8,170

          Short-term loans                                                              (830)            (38)
          Additions to property, plant, and equipment                                 (3,952)        (14,956)
          Additions to intangible assets                                                  --            (621)
          Investment in unconsolidated affiliate                                         236            (841)
          Proceeds from sale of assets                                                 8,186           4,093
                                                                                ------------    ------------

                Net cash provided by (used in) investing activities                    3,357          (4,193)

Financing Activities:
         Proceeds from bank borrowings                                                30,650          31,500
         Payments on borrowings                                                      (44,000)        (38,508)
         Payment of dividends                                                             --            (300)
                                                                                ------------    ------------

                Net cash used in financing activities                                (13,350)         (7,308)
                                                                                ------------    ------------

Change in cash and cash equivalents                                                     (500)         (1,670)
Cash and cash equivalents at beginning of period                                       3,126           2,899
                                                                                ------------    ------------
Cash and cash equivalents at end of period                                      $      2,626    $      1,229
                                                                                ============    ============
Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                         $        278    $        235
                Deferred gain on sale-leaseback                                 $      2,763    $         --
                Issuance of stock options                                       $         --    $         31
                Issuance of stock to 401k plan                                  $         89    $         --



See Notes to Condensed Consolidated Financial Statements (unaudited).

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

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

The Company's business is subject to seasonal variations, and operating results for the nine-month period ended June 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year.

The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The effect of the accounting change on the three months ended June 30, 2000 was to increase net loss by $0.6 million ($0.05 per share). The effect of the change on the nine months ended June 30, 2000, excluding the cumulative effect of $14.3 million, was to decrease the net loss by $3.5 million ($0.29 per share).

NOTE C:  RESTRUCTURING CHARGE

As more fully described in Note C to the Company's audited financial statements for the year ended September 30, 2000, the Company reviewed its store portfolio to determine whether closing certain stores would improve the Company's profitability and to determine whether certain stores were strategically viable. As a result of this review and the continuing evaluation of such assets for impairment, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) during the fourth quarter of Fiscal 2000. Of the 54 stores, 47 were closed as of June 30, 2001, resulting in 148 employee terminations.

In June 2001, the Company re-evaluated the seven remaining stores and decided to continue their operation, based on improved performance and future outlook for these stores. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores. The Company recorded an additional $0.3 million restructure expense for the 47 stores previously closed, primarily to account for lease obligations costing more than originally estimated, resulting in a net credit to restructuring expense of $1.0 million in the period ended June 30, 2001.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

Of the $1.0 million net credit, $0.7 million is for the anticipated administrative costs and loss from disposing of the seven stores' fixed and intangible assets and is recorded as a credit to restructuring expense, where the charge was recorded in September 2000. The remaining $0.3 million was originally charged to cost of goods sold to write these stores' inventory down to liquidation value, and was credited to cost of goods sold in June 2001, as the Company no longer expects to sell this inventory at liquidation prices.

The results of operations from the 47 closed stores were as follows (in thousands):


                      Three Months Ended              Nine Months Ended
                           June 30,                         June 30,
                      2001            2000           2001             2000
                   ----------      ----------      ----------      ----------
Total revenues     $       --      $    3,453      $      939      $   12,588
Operating loss     $       (4)     $     (796)     $     (462)     $   (2,029)


At June 30, 2001, the Company had a remaining restructuring reserve of $0.5 million. It is anticipated that all remaining material cash outlays required for these store closings and related restructuring costs will be made during fiscal 2001. The following is a summary of the types and amounts recognized as accrued expenses together with adjustments and cash payments made against such accruals (in thousands):




                                                    Write-off of
                    Lease                           Long-Lived     Administrative   Net Book        Proceeds
                    Settlement      Workforce      and Intangible    and Other      Value of        from Sale        Total
                      Costs         Severance         Assets        Exit Costs     Assets Sold      of Assets        Reserve
                   ------------    ------------   --------------   ------------    ------------    ------------    ------------
Reserve balance
at September 30,
2000               $        582    $        908    $         --    $        456    $        430    $       (727)   $      1,649
                   ============    ============    ============    ============    ============    ============    ============

Reserve utilized           (617)           (569)             --            (391)            (46)             --          (1,623)
Adjustments                 167             (18)         (1,151)            (22)           (399)            727            (696)

Reverse the
utilization of
the long-lived
assets reserve               --              --           1,151              --              --              --           1,151
                   ------------    ------------    ------------    ------------    ------------    ------------    ------------

Reserve balance
at June 30, 2001   $        132    $        321    $         --    $         43    $        (15)   $         --    $        481
                   ============    ============    ============    ============    ============    ============    ============


In conjunction with the restructuring in fiscal 2000, the Company recorded an additional $1.2 million inventory reserve for anticipated losses on sales at stores to be closed. This amount was charged to cost of goods sold in fiscal 2000 and is excluded from the table above. Of this inventory reserve, $0.1 million was utilized by September 30, 2000, $0.6 million was utilized in the first quarter of fiscal 2001, $0.2 million was utilized in the second quarter of fiscal 2001, and $0.3 million was reversed in the third quarter of fiscal 2001, as described above, leaving no balance at June 30, 2001.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE D: ACCOUNTING PRINCIPLES AND PRACTICES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At June 30, 2001, June 30, 2000, and September 30, 2000, inventory reserves were $1.0 million, $1.2 million, and $2.2 million, respectively.

Property and equipment is shown net of accumulated depreciation of $47.6 million, $65.3 million and $47.2 million at June 30, 2001, June 30, 2000, and September 30, 2000, respectively.

Certain prior year balances have been reclassified to conform with the fiscal 2001 presentation.

NOTE E: EARNINGS PER SHARE

For purposes of calculating earnings (loss) per share, the numerator is net income (loss) for the applicable period. Dilutive warrants and employee stock options for all periods presented are minimal and thus have no dilutive effect on earnings per share.

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Options outstanding at June 30, 2001 were excluded from the computation of loss per share because the Company incurred a loss in the three-month period.



                                                                Three Months Ended                  Nine Months Ended
                                                                      June 30                            June 30
                                                          -------------------------------     -------------------------------
                                                              2001              2000             2001                2000
                                                          -------------     -------------     -------------     -------------
Total options outstanding
           Weighted average shares subject to options         1,352,594         1,600,854         1,377,412         1,598,515
           Average exercise price per share               $        8.21     $       11.06     $        8.18     $       11.15

Anti-dilutive options outstanding
           Weighted average shares subject to options           949,102         1,600,854         1,377,412         1,598,515
           Average exercise price per share               $       10.85     $       11.06     $        8.18     $       11.15


NOTE F: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), representing 29.47% of A&B's outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three month lag. The income reported for the Company's nine-month period ended June 30, 2001 represents its percentage interest in the results of A&B's operations from July through March 2001, reduced by the amortization of the excess purchase price over fair market value. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at June 30, 2001, the market value of this investment was approximately $9.4 million, based on the closing market price on that date.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

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


NOTE H: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive income (loss) for the three and nine months ended June 30, 2001 was approximately $(0.7) million and $0.4 million, and the comprehensive loss for the three and nine months ended June 30, 2000 was approximately $(2.2) million and ($16.3) million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."


NOTE I: LONG-TERM DEBT

The Company's $85 million credit agreement, maturing December 3, 2001, provides for a $45 million revolving credit facility and two term loan facilities totaling $40 million which are secured by substantially all of the Company's assets. Remaining availability under the revolving credit facility was $1.2 million at June 30, 2001, based on pawn loan and inventory balances. The term facilities require principal payments of $22.1 million during fiscal 2001, $15.1 million of which has been paid. The remaining principal payments will be made from operating cash flow and the sale of assets, primarily sale-leaseback transactions of various owned properties. Interest on the facility is at the agent bank's prime rate plus 250 to 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

The Company's credit agreement requires, among other provisions, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company has complied with these covenants throughout Fiscal 2001. Based upon management's fiscal 2001 operating plan, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's working capital requirements, planned capital expenditures, and make the required principal payments under the credit agreement. However, material shortfalls or variances from anticipated performance or delays in the sale of certain of its assets could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement.

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

Third Quarter Ended June 30, 2001 vs. Third Quarter Ended June 30, 2000

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended June 30, 2001 and 2000.


                                                                 Three Months Ended                 % or
                                                                     June 30,(a)                    Point
                                                                2001             2000              Change(b)
                                                            ------------      ------------       ------------
Net revenues:
           Sales                                            $     29,628      $     28,448                4.2%
           Pawn service charges                                   12,704            13,511               (6.0)%
           Short-term loan finance charges                           612                44            1,290.9%
           Other                                                     235                                (33.6)%
                                                            ------------      ------------
                                                                                                          156
                  Total revenues                                  43,100            42,238                2.0%
           Cost of goods sold                                     18,427            16,085               14.6%
                                                            ------------      ------------
                  Net revenues                              $     24,673      $     26,153               (5.7)%
                                                            ============      ============
Other data:

           Gross profit as a percent of sales                       37.8%             43.5%        (5.7) pts.
           Average annual inventory turnover                        2.2x              1.6x               0.6x
           Inventory per store at end of the period         $        117      $        119               (1.7)%
           Pawn loan balance per store at end of period     $        163      $        136               19.9%
           Average annualized yield on loan portfolio                116%              128%       (12.0) pts.
Expenses as a percent of total revenues:
           Operating                                                42.6%             48.9%        (6.3) pts.
           Administrative                                            7.0%             11.4%        (4.4) pts.
           Depreciation and amortization                             6.7%              5.9%           0.8 pt.
           Interest, net                                             4.7%              2.8%          1.9 pts.
Locations in operation:
           Beginning of period                                       289               336
           Acquired                                                   --                --
           Established                                                --                --
           Sold, combined or closed
                                                            ------------      ------------
           End of period                                             289               336
                                                            ============      ============
Average locations in operation during the period(c)                  289               336

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

Nine Months Ended June 30, 2001 vs. Nine Months Ended June 30, 2000

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine months ended June 30, 2001 and 2000.


                                                                Nine Months Ended             % or
                                                                   June 30,(a)                Point
                                                               2001           2000          Change(b)
                                                            ---------      ---------       ---------
Net revenues:
           Sales                                            $  97,554      $ 105,973            (7.9)%
           Pawn service charges                                40,399         43,086            (6.2)%
           Short-term loan finance charges                        732            122           500.0%
           Other                                                  475            694           (31.6)%
                                                            ---------      ---------
                  Total revenues                              139,160        149,875            (7.2)%
           Cost of goods sold                                  57,960         63,455            (8.7)%
                                                            ---------      ---------
                  Net revenues                              $  81,200      $  86,420            (6.0)%
                                                            =========      =========
Other data:

           Gross profit as a percent of sales                    40.6%          40.1%        0.5 pt.
           Average annual inventory turnover                     2.1x           2.0x            0.1x
           Inventory per store at end of the period         $     117      $     119            (1.7)%
           Pawn loan balance per store at end of period     $     163      $     136            19.9%
           Average annualized yield on loan portfolio             121%           126%      (5.0) pts.
Expenses as a percent of total revenues:
           Operating                                             40.3%          43.0%      (2.7) pts.
           Administrative                                         7.6%           9.6%      (2.0) pts.
           Depreciation and amortization                          5.8%           5.1%        0.7 pt.
           Interest, net                                          4.7%           2.5%       2.2 pts.
Locations in operation:
           Beginning of period                                    313            331
           Acquired                                                --             --
           Established                                             --              5
           Sold, combined or closed
                                                                   24             --
                                                            ---------      ---------
           End of period                                          289            336
                                                            =========      =========


Average locations in operation during the period(c)             294.1           334.7


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

RESULTS OF OPERATIONS

The following discussion compares results for the three and nine-month periods ended June 30, 2001 ("Fiscal 2001 Periods") to the three and nine-month periods ended June 30, 2000 ("Fiscal 2000 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

During the Company's fourth fiscal 2000 quarter, the Company made the decision to close up to 54 stores. As of June 30, 2001, 47 of the 54 stores have closed. For the three-month Fiscal 2000 Period, these 47 stores had net revenues of $2.1 million, store operating expenses of $2.6 million, and depreciation and amortization of $0.3 million, for an operating loss of $0.8 million. For the nine-month Fiscal 2000 Period, these 47 stores had net revenues of $7.0 million, store operating expenses of $8.2 million, and depreciation and amortization of $0.8 million, for an operating loss of $2.0 million.

In June 2001, the Company re-evaluated the seven remaining stores and decided to continue their operation, based on improved performance and future outlook for these stores. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores. The Company recorded an additional $0.3 million restructure expense for the 47 stores previously closed, primarily to account for lease obligations costing more than originally estimated, resulting in a net credit to restructuring expense of $1.0 million in the period ended June 30, 2001.

Of the $1.0 million net credit, $0.7 million is for the anticipated administrative costs and loss from disposing of the seven stores' fixed and intangible assets and is recorded as a credit to restructuring expense, where the charge was recorded in September 2000. The remaining $0.3 million was originally charged to cost of goods sold to write these stores' inventory down to liquidation value, and was credited to cost of goods sold in June 2001, as the Company no longer expects to sell this inventory at liquidation prices.

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. For the three-month Fiscal 2001 Period, pawn service charge revenue decreased $0.8 million from the three-month Fiscal 2000 Period to $12.7 million. The decrease primarily results from closed stores ($0.9 million) offset by same store increases in pawn service charge revenues ($0.1 million). For the nine-month Fiscal 2001 Period, pawn service charge revenue decreased $2.7 million from the nine-month Fiscal 2000 Period to $40.4 million due to closed stores.

Same store pawn service charge revenues vary due to changes in average loan balances and changes in the average yield on these balances. Average yields vary due to changes in expected loan forfeitures and mix shifts in the loan portfolio between loans with different yields. For the three-month period, same store loan balances increased 11 percent, while average yields declined 13 percentage points to 116 percent. For the nine-month period, same store loan balances increased 3 percent, while average yields declined 6 percentage points to 121 percent. The decrease in average yields is primarily due to the higher level of expected pawn loan forfeitures.

A secondary, but related activity of the Company is the sale of merchandise, primarily collateral forfeited from its lending activity. For the three-month Fiscal 2001 Period, sales increased $1.2 million from the three-month Fiscal 2000 Period to approximately $29.6 million. This increase was the result of higher levels of jewelry scrapping ($2.8 million and higher same store sales ($1.0 million) offset by closed stores ($2.6 million). Annualized inventory turnover for the three-month Fiscal 2001 Period was 2.2 times compared to 1.6 times for the same period last year.

For the nine-month Fiscal 2001 Period, sales decreased $8.4 million from the nine-month Fiscal 2000 Period to approximately $97.6 million. This decrease was the result of closed stores ($8.9 million) and lower same store sales ($4.0 million) offset by higher levels of jewelry scrapping ($4.5 million). Annualized inventory turnover was 2.1 times compared to 1.9 times for the same period last year.

For the three-month Fiscal 2001 Period, gross profits as a percentage of sales decreased 5.7 percentage points from the three-month Fiscal 2000 Period to 37.8 percent. Higher jewelry scrapping (9.6 percentage points) and inventory shrinkage (0.2 of a percentage point) reduced this margin, offset by improved margins on merchandise sales (4.1 percentage points, including 1.1 percentage point from the $0.3 million credit to cost of goods sold discussed above).

For the nine-month Fiscal 2001 Period, gross profits as a percentage of sales improved 0.5 percentage points from the nine-month Fiscal 2000 Period to 40.6 percent. Improved margins on merchandise sales (5.4 percentage points), higher levels of jewelry scrapping (5.0 percentage points) and higher inventory shrinkage (0.1 of a percentage point) account for the margin improvement.

In the three-month Fiscal 2001 Period, operating expenses as a percentage of total revenues decreased 6.3 percentage points from the three-month Fiscal 2000 Period to 42.6 percent. This decrease results from greater operating efficiencies at stores open both periods (3.8 percentage points) as well as the benefit from store closures (2.5 percentage points). Administrative expenses decreased 4.4 percentage points to 7.0 percent, primarily due to lower professional fees and services and compensation expense.

In the nine-month Fiscal 2001 Period, operating expenses as a percentage of total revenues decreased 2.7 percentage points from the nine-month Fiscal 2000 Period to 40.3 percent. This decrease results from greater operating efficiencies at stores open both periods (0.6 percentage points) as well as the benefit from store closures (2.1 percentage points). Administrative expenses decreased 2.0 percentage points to 7.6 percent, primarily due to lower professional fees and services and compensation expense.

In the three-month Fiscal 2001 Period, depreciation and amortization as a percent of total revenues increased 0.8 of a percentage point from the Fiscal 2000 Period to 6.7 percent. This resulted from depreciation and amortization of assets placed in service in the last twelve months. Interest expense as a percent of total revenue increased 1.9 percentage points from the Fiscal 2000 Period to 4.7 percent. The interest expense increase was due to higher interest rates and average debt balances.

In the nine-month Fiscal 2001 Period, depreciation and amortization as a percent of total revenue increased 0.7 of a percentage point from the Fiscal 2000 Period to 5.8 percent. This resulted from depreciation and amortization of assets placed in service in the last twelve months and the lower level of total revenue. Interest expense as a percent of total revenue increased 2.2 percentage points from the Fiscal 2000 Period to 4.7 percent. The interest expense increase was due to higher interest rates and average debt balances.

Operating income increased $3.0 million over the three-month Fiscal 2000 Period due to lower total operating expenses ($3.8 million) and the credit to restructuring expense ($0.7 million), partially offset by lower net revenues ($1.5 million), mainly a result of store closures. After higher interest expenses in the Fiscal 2001 Period, net loss improved $1.7 million over the Fiscal 2000 Period.

Operating income increased $7.1 million over the nine-month Fiscal 2000 Period due to lower total operating expenses ($11.6 million) and the credit to restructuring expense ($0.7 million), partially offset by lower net revenues ($5.2 million), mainly a result of store closures. After higher interest expenses in the Fiscal 2001 Period, income before the cumulative effect of an accounting change improved $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine-month Fiscal 2001 Period was $9.5 million compared to $9.8 million provided in the Fiscal 2000 Period, a decrease of $0.3 million. Improved operating performance in the Fiscal 2001 Period increased income before the cumulative effect of a change in accounting principle by $2.8 million, and the Company received a $3.0 million larger income tax refund in Fiscal 2001 than in the prior year. These increases in operating cash flow were more than offset by a $1.6 million smaller year over year decrease in inventory, $1.6 million spent on restructuring related payments in the current period, and changes in other working capital components. Net cash provided by investing activities was $3.4 million for the Fiscal 2001 Period compared to a use of cash of $4.2 million in the Fiscal 2000 Period. The change is due mostly to lower levels of capital expenditures and higher proceeds from sale-leasebacks of owned properties, offset by smaller decreases in pawn loan balances than seen in the prior year.

The Company's credit agreement requires, among other provisions, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company has complied with these covenants throughout Fiscal 2001. Based upon management's fiscal 2001 operating plan, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's working capital requirements, planned capital expenditures, and make the required principal payments under the credit agreement. However, material shortfalls or variances from anticipated performance or delays in the sale of certain of its assets could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement.

The outstanding balance under the credit agreement bears interest at the agent bank's prime rate plus 250 to 350 basis points, payable monthly. In addition, the Company pays a commitment fee of 25 basis points of the unused amount of the total commitment. At June 30, 2001, the Company had $67.7 million outstanding under the credit agreement.

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

The effect of the accounting change on the three months ended June 30, 2000 was to increase net loss by $0.6 million ($0.05 per share). The effect of the change on the nine months ended June 30, 2000, excluding the cumulative effect of $14.3 million, was to decrease the net loss by $3.5 million ($0.29 per share).

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The majority of the Company's long-term debt at June 30, 2001 is comprised of variable-rate debt instruments. If interest rates average 25 basis points more during the remainder of fiscal 2001, the Company's interest expense for the year would increase by $42,000. This amount is determined by considering the impact of the hypothetical interest rate increase on the Company's variable rate long-term debt at June 30, 2001.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during the quarter ended March 31, 2001 (included in the Company's June 30, 2001 results on a three-month lag as described above) was approximately $0.2 million. On March 31, 2001, the U.K. pound closed at 0.7061 to 1.00 U.S. dollar, an increase from 0.6699 at December 31, 2000. At June 30, 2001, the U.K. pound closed at 0.7066 to 1.00 U.S. dollar. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.


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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


           (a)       Exhibit                                                                Incorporated by
                     Number                      Description                                  Reference to
                     ------                      -----------                                  ------------
                     10.82          Waivers of Selected Sections of Credit                       N/A
                                    Agreement between the Company and Wells
                                    Fargo Bank, N.A., as Agent and Issuing Bank,
                                    re: $85 million Credit Facility

                     10.83          First Amendment to Amended and Restated                      N/A
                                    Credit Agreement between the Company and
                                    Wells Fargo Bank, N.A., as Agent and Issuing
                                    Bank, re: $85 million Credit Facility


           (b)       Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            EZCORP, INC.
                                                            (Registrant)



Date: August 14, 2001                                By: /s/ DAN N. TONISSEN
                                                        -----------------------
                                                             (Signature)

                                                     Daniel N. Tonissen
                                                     Senior Vice President,
                                                     Chief Financial Officer &
                                                     Director

                               INDEX TO EXHIBITS


                     Exhibit                                                                Incorporated by
                     Number                      Description                                  Reference to
                     ------                      -----------                                  ------------
                     10.82          Waivers of Selected Sections of Credit                       N/A
                                    Agreement between the Company and Wells
                                    Fargo Bank, N.A., as Agent and Issuing Bank,
                                    re: $85 million Credit Facility

                     10.83          First Amendment to Amended and Restated                      N/A
                                    Credit Agreement between the Company and
                                    Wells Fargo Bank, N.A., as Agent and Issuing
                                    Bank, re: $85 million Credit Facility
