Form 10-K
period 2001-09-30
EZCORP INC
filed 2001-12-21
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER 000-19424
                                               ---------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant as of November 30, 2001, based on the closing price on The Nasdaq Stock Market on such date, was $15.4 million.

As of November 30, 2001, 10,937,841 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                          YEAR ENDED SEPTEMBER 30, 2001
                               INDEX TO FORM 10-K

  Item                                                                                          Page
   No.                                                                                           No.
  ----                                                                                          ----
                                            INTRODUCTION

                                               PART I.

1.       Business                                                                                 3
2.       Properties                                                                              16
3.       Legal Proceedings                                                                       18
4.       Submission of Matters to a Vote of Security Holders                                     18

                                              PART II.

5.       Market for Registrant's Common Equity and Related Stockholder Matters                   19
6.       Selected Financial Data                                                                 20
7.       Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           21
7A.      Qualitative and Quantitative Disclosures About Market Risk                              26
8.       Financial Statements and Supplementary Data                                             28
9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                              49

                                              PART III.

10.      Directors and Executive Officers of the Registrant                                      50
11.      Executive Compensation                                                                  53
12.      Security Ownership of Certain Beneficial Owners and Management                          59
13.      Certain Relationships and Related Party Transactions                                    61

                                              PART IV.

14.      Financial Statement Schedules, Exhibits, and Reports on Form 8K                         62

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

GENERAL

The Company is primarily engaged in operating pawnshops which function as convenient sources of consumer credit and as value-oriented specialty retailers of primarily previously owned merchandise. Through its lending function, the Company makes relatively small, non-recourse loans secured by pledges of tangible personal property. The Company contracts for a pawn service charge to compensate it for each pawn loan. Pawn service charges, which generally range from 12% to 300% per annum, are calculated based on the dollar amount and duration of the loan and accounted for approximately 29% of the Company's revenues for the year ended September 30, 2001 ("Fiscal 2001"). In Fiscal 2001, approximately 76% of the pawn loans made by the Company were redeemed in full or were renewed or extended through the payment of the pawn service charges. In most states in which the Company operates, collateral is held one month with a 60-day extension period after which such collateral is forfeited for resale.

The Company also offers non-collateralized short-term loans, commonly referred to as "payday loans" in most of its pawnshops. These short-term loans are made based on a customer's credit history and are for periods ranging from one to 31 days, averaging about 15 days, for a fee of $15 to $20 per $100 loaned.

As of December 1, 2001, the Company operated 283 locations: 182 in Texas, 24 in Colorado, 20 in Oklahoma, 18 in Florida, 15 in Indiana, 8 in Alabama, 4 in Nevada, 3 in Tennessee, 3 in Louisiana, 3 in Mississippi, 2 in California, and 1 in Arkansas.

The pawnshop industry in the United States is large and highly fragmented. The industry consists of over 10,000 pawnshops owned primarily by independent operators who typically own one to three locations.

LENDING ACTIVITIES

The Company is primarily engaged in the business of making pawn loans, which typically are relatively small, non-recourse loans secured by pledges of tangible personal property. As of September 30, 2001, the Company had approximately 646,000 loans outstanding, representing an aggregate principal balance of $47.1 million. The Company contracts for a pawn service charge to compensate it for a pawn loan. A majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. For Fiscal 2001, pawn service charges accounted for approximately 29% of the Company's total revenues.

Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods, and musical instruments. The Company does not investigate the creditworthiness of a pawn customer, but relies on the estimated resale value of the pledged property, the perceived probability of its redemption, and the estimated time required to sell the item as a basis for its lending decision. The amount that the Company is willing to lend generally ranges from 20% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral include the Company's computerized valuation software, catalogues, newspaper advertisements, and previous sales of similar merchandise.

The pledged property is held through the term of the loan, which in Texas is one month with an automatic 60-day grace period, unless repaid or renewed earlier. The Company seeks to maintain a redemption rate (the percent of loans made that are redeemed, renewed, or extended) between 70% and 80%, and in each of the Company's last three fiscal periods, it achieved this targeted redemption rate. The redemption rate is maintained through loan policy and proper implementation of such policy at the store level. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and then becomes inventory available for sale in the Company's pawnshops. The Company does not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. The Company evaluates the salability of inventory and provides an allowance for valuation of inventory, based on the type of merchandise, recent sales trends and margins, and the age of merchandise.

The table below shows the dollar amount of loan activity by the Company for the fiscal years ended September 30, 1999, 2000 and 2001:


                                                                           Fiscal Years Ended September 30,
                                                                           --------------------------------
                                                                             1999        2000        2001
                                                                           --------    --------    --------
                                                                                (dollars in millions)
Loans made                                                                 $  208.2    $  187.6    $  185.1
Loans repaid                                                                 (126.3)     (122.2)     (113.8)
Loans forfeited                                                               (77.9)      (71.8)      (71.1)
Loans acquired (sold)                                                           0.3        (0.6)         --
                                                                           --------    --------    --------
Net increase (decrease) in pawn loans outstanding at the end
   of the year                                                             $    4.3    $   (7.0)   $    0.2

The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin. Jewelry, which constitutes approximately 60% of the principal amount of items pledged, can be evaluated primarily based on weight, carat content, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, and musical instruments. These can be evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence.

At the time a pawn transaction is made, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification number from his driver's license, military identification or other official number, the date of the loan, an identification and description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the pledged goods, and the annual percentage rate.

Of the Company's 283 operating locations as of December 1, 2001, 182 were stores located in Texas. Accordingly, Texas pawnshop laws and regulations govern most of the Company's operations. In Texas, pawnshop operations are regulated by the Office of Consumer Credit Commissioner in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act") and Rules of Operation for Pawnshops (the "Rules"). See "Regulation".

The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with Texas law under the Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward each year. The maximum allowable pawn service charges under the Pawnshop Act for the various stratified loan amounts for the periods indicated below are as follows:

              SCHEDULE OF APPLICABLE LOAN SERVICE CHARGES FOR TEXAS

                                                                                        Maximum
                                                                                    Allowable Annual
                         Amount Financed per Pawn Loan                              Percentage Rate
      --------------------------------------------------------------------------    ---------------
                                   Two months ended            Ten months ending
      Year Ended June 30,             August 31,                   June 30,
             2001                        2001                        2002
      -------------------          -----------------           -----------------
        $    1 to $   144          $    1 to $   150           $    1 to $   150          240%
        $  145 to $   480          $  151 -  $   500           $  151 -  $ 1,000          180%
        $  481 to $ 1,440          $  501 -  $  1500           $1,001 -  $ 1,500           30%
        $1,441 to $12,000          $1,501 to $12,500           $1,501 to $12,500           12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For year ended June 30, 2001, the loan ceiling was $12,000. For the year ending June 30, 2002, the loan ceiling is $12,500. The Company's average loan amount at the end of Fiscal 2001 was approximately $73.

In addition to pawn loans, the Company offers unsecured short-term loans, commonly referred to as "payday loans" in most of its pawnshops. In a limited number of locations, the Company originates short-term loans. In most locations, the Company markets, services, processes, and collects short-term loans originated by County Bank, a federally insured Delaware banking corporation. After origination of the short-term loans, the Company is entitled to purchase an 85% participation in the loans made by County Bank and marketed by the Company. Short-term loan terms range from one to 31 days, averaging about 15 days. The fee per $100 loaned is typically $18 per 14-day period, but varies in certain locations. The loans and related fees reported in the Company's consolidated financial statements reflect only the Company's participation interest in such loans.

Unlike pawn loans, short-term loans are unsecured, and the Company provides for a valuation allowance on both the principal and fees receivable based on recent default and collection experience. At September 30, 2001, the valuation allowance was 9.5% of the short-term loan principal and fees receivable. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected through subsequent collection efforts, the Company charges defaulted loans to bad debt when they default. When defaulted loans are collected, the amount collected is recorded as a reduction of bad debt at the time of collection.

RETAIL ACTIVITIES

Jewelry sales represent approximately 40% of the Company's merchandise sales with the remaining sales consisting primarily of consumer electronics, tools, sporting goods, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. The Company obtains its inventory primarily from unredeemed collateral, and to a lesser extent, from purchases from the general public and from wholesale sources. For Fiscal 2001, purchases from the general public and from wholesale sources constituted approximately 9% of the dollar value of inflows to inventory. During Fiscal 2001, $70.9 million of merchandise was added to inventory through forfeited collateral. For Fiscal 2001, retail activities accounted for approximately 69% of the Company's total revenues, but only 46% of the Company's net revenue, after deducting cost of goods sold on merchandise sales.

Analysis of the sales and inventory data provided by the Company's management information systems facilitates the design and development of promotional and merchandising programs and merchandise pricing decisions. Regional and area managers implement these promotional and merchandising programs, review merchandise pricing decisions, and balance inventory levels within markets.

The Company does not give prospective buyers any warranties on most merchandise sold through its retail operations, except for certain purchases of new, wholesale-purchased merchandise, which may have a limited manufacturer's warranty. Prospective buyers may purchase an item on layaway, whereby a prospective purchaser will typically put down a minimum of 20% of an item's purchase price as a customer layaway deposit. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full. As of September 30, 2001, the Company had $2.1 million in customer layaway deposits and payments.

The Company's overall inventory is stated at the lower of cost or market. The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. Valuation allowances, including shrinkage reserves, amounted to $1.1 million as of September 30, 2001. At September 30, 2001, total inventory on hand was $34.2 million, after deducting such allowance for shrinkage and valuation of inventory.

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

STORE MANAGEMENT

A typical Company store employs five to six people consisting of a manager, an assistant manager, and three to four sales and lending representatives. Store managers are specifically responsible for ensuring that their store is run in accordance with the Company's established policies and procedures, and for operating their store according to performance parameters consistent with the Company's store operating guidelines. Each store manager reports to one of approximately 33 area managers who are responsible for the stores within a specific operating region. Area managers are responsible for the performance of all stores within their area and report to one of four regional directors. Regional directors, area managers, store managers, and assistant managers receive incentive compensation based on their region, area, or store performance to an operating budget. This incentive compensation typically ranges between 10% and 25% of their total compensation, plus a gain-sharing component for store and area managers whose stores exceed planned levels of earnings.

MANAGEMENT INFORMATION SYSTEMS AND CONTROLS

The Company has a store level point of sale (POS) system that automates the recording of all store-level transactions. Financial summary data from all stores is retrieved and processed at the corporate office each day and is available for management review by early morning for the preceding day's transactions. This information is available to field management via the Company's internal network. The Company's communications network provides access to each store from the corporate offices. During Fiscal 2000, the Company completed the development of a new, three-tier architecture, store-level system. This new system will provide additional store level functionality, increase service offerings, enhance reporting and controls, and provide software and hardware scalability. The company tested this new system in 51 of its 283 stores in Fiscal 2001. The Company plans to install this new system in all its locations by the end of Fiscal 2002.

The Company has an internal audit staff of approximately 20 employees to help ensure that the Company's policies and procedures are consistently followed. In addition, the audit department monitors, among other matters, the Company's perpetual inventory system, lending practices, and regulatory compliance.

HUMAN RESOURCES

As of September 30, 2001, the Company employed approximately 1,900 people. The Company believes that its success is dependent upon its employees' ability to make loans that achieve optimum redemption rates, to sell retail merchandise effectively, and to provide prompt and courteous customer service. The Company seeks to hire people who will become long-term, career employees. To achieve the Company's long-range personnel goals, the Company strives to develop its employees through a combination of learner-controlled instruction, classroom training, and supervised on-the-job loan and sales training for new employees. All employees go through periodic competency checks and all new employees go through a learner-controlled instruction program. Managers attend on-going management skills and operations performance training. Regional directors and area managers receive training on how to effectively motivate employees and how to increase each store's profitability. The Company's management believes that its managers, at all levels, are the principal trainers in the organization.

The Company anticipates that store manager candidates will be promoted primarily from the ranks of existing store employees and has created a process for forecasting future needs and identifying potential internal candidates for position openings. The Company's career development plan develops and advances employees within the Company, and provides training for the efficient integration of experienced retail managers and pawnbrokers from outside the Company.

In Texas, each pawnshop employee must be licensed in order to make loans. Employee pawnshop licenses are renewed annually. The licensing process and renewals both include a review of each individual's background.

TRADE NAME

At December 1, 2001, the Company operated 281 of its pawnshops under the name "EZ Pawn" and two locations under the name "EZMONEY." Both names are registered with the United States Patent and Trademark Office.

GROWTH AND EXPANSION

In Fiscal 1998, the Company began expanding rapidly. In Fiscal 1998 and Fiscal 1999, the Company added a net 37 and 45 stores. Typically new stores turn profitable during their second full year of operation as they build their loan and sales customer base. During Fiscal 2000, the Company decided to slow its new store expansion. As a result, the Company opened only five newly established stores in Fiscal 2000 and none in Fiscal 2001. During the Fiscal 2000 fourth quarter, the Company made the decision to close fifty-four under-performing stores, 10 of which had been open less than two years. As of September 30, 2001, forty-seven of the fifty-four stores had been closed. In the third quarter of Fiscal 2001, the Company decided not to close the remaining seven of the stores targeted for closure due to their improved operating performance.

The five most recently established stores with 12 full months of operating data, opened by the Company in its fiscal year ended September 30, 2000, required an average gross investment (including inventory, pawn loans, property, plant, and equipment) of approximately $500,000 per pawnshop during the first 12 months of operation.

The Company's ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, and the availability of qualified personnel. The Company's ability to add newly established stores in Texas counties having a population of 250,000 or more has been adversely affected by Texas law which provides that, in counties with 250,000 or more residents, applications for new licenses will be approved only at proposed locations which are not less than two miles from another licensed pawnshop and applications to relocate a licensed pawnshop will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Any existing store may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to add newly established stores in such counties may be adversely affected by such regulation. See "Regulation".

COMPETITION

The Company encounters significant competition in connection with the operation of its business. These competitive conditions may adversely affect the Company's revenues, profitability, and its ability to expand. In connection with the lending of money, the Company competes primarily with other pawnshops. While there are four pawnshop chains with more than fifty locations, the majority of the Company's competitors are independently owned pawnshops. The Company is the second largest pawnshop chain in the United States. The Company believes that the primary elements of competition in the pawnshop business are store location and design, the ability to loan competitive amounts on items pawned, management of store-level employees, and the quality of customer service. In addition, as the pawnshop industry consolidates, the Company believes that the ability to compete effectively will be based increasingly on strong general management, regional market focus, automated management information systems, and access to capital. Some of the Company's competitors may have greater financial resources than the Company.

To a certain extent, the Company also competes with other types of financial institutions such as consumer finance companies and companies making payday loans. Other lenders may and do lend money on an unsecured basis, at interest rates which are lower than the service charges of the Company, and on other terms more favorable than those offered by the Company.

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

STRATEGIC INVESTMENT

In 1998, the Company acquired 29.47% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"). As its largest shareholder, the Company holds two of A&B's seven board of directors positions. A&B is a publicly traded company based in Bristol, England and trades on the Alternative Investment Market of the London Stock Exchange. At June 30, 2001, A&B operated 50 locations in the United Kingdom that offer pawn loans, payday loans, check cashing, and retail jewelry. For A&B's 2001 fiscal year, which ended June 30, 2001, A&B's operating profit increased 26% over the prior year twelve-month period to approximately (pound)2.8 million.

The Company accounts for its investment in A&B under the equity method. In Fiscal 2001, the Company's equity interest in A&B's income was $267,000, after $453,000 of goodwill amortization. At November 30, 2001, the market value of the Company's investment was $11.9 million, based on the closing price and exchange rates on that date.

REGULATION

PAWNSHOP OPERATIONS

The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Of the Company's 283 locations as of December 1, 2001, 182 were in Texas. Accordingly, Texas pawnshop laws govern most of the Company's operations. The laws of Colorado, Oklahoma, Indiana, Florida, Alabama, California, Tennessee, Nevada, Louisiana, Mississippi, and Arkansas apply to the Company's pawnshop operations in those states. At December 1, 2001, the Company operated 283 locations: 182 in Texas, 24 in Colorado, 20 in Oklahoma, 18 in Florida, 15 in Indiana, 8 in Alabama, 4 in Nevada, 3 in Tennessee, 3 in Louisiana, 3 in Mississippi, 2 in California, and 1 in Arkansas. In many states in which the Company operates, pawnshops are subject to local regulation at the municipal and county level, which regulation may affect the ability of the Company to expand its operations in those states.

In addition, the Company's short-term loan operations are subject to various state and federal statutes and regulations including, but not limited to the federal Equal Credit Opportunity Act, Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, and the Fair Debt Collection Practices Act. The Company complies with the requirements of these federal statutes and their regulations with respect to its short-term loan business, and state statutes and regulations, where applicable.

TEXAS REGULATIONS

In Texas, pawnshops are governed by the Texas Pawnshop Act and the related Rules of Operation for Pawnshops, and are subject to licensing by and supervision of the Office of Consumer Credit Commissioner ("OCCC"). In addition, pawnshops and pawnshop employees in Texas must be licensed by the Texas Consumer Credit Commissioner. Furthermore, the Company is required to supply the Office of Consumer Credit Commissioner with copies of information filed with the Securities and Exchange Commission.

The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with the Texas Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward each year. Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 2000 to June 30, 2001, the loan ceiling was $12,000. For the period July 1, 2001 through June 30, 2002, the loan ceiling is $12,500. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for July 1, 2001 to June 30, 2002 is presented in "Lending Activities".

To be eligible for a license to operate a pawnshop in Texas, an applicant must:
(i) be of good moral character, which in the case of a business entity applies to each officer, director, and holder of five percent or more of the entity's outstanding shares; (ii) have net unencumbered assets (as defined in the Texas Pawnshop Act) of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) demonstrate that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operation; and (iv) demonstrate that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act and Rules. Current applications to the Office of Consumer Credit Commissioner inquire, among other matters, into the applicant's credit history and criminal record.

In addition, for new pawnshop applications filed after September 1, 1999 to be operated in counties with 250,000 or more people, applications for new licenses will be approved only at proposed locations which are not less than two miles from another licensed pawnshop, and applications to relocate a license will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Any existing store may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to add newly established stores in such counties may be adversely affected by such regulation.

For a new license application in any Texas county, the Commissioner provides notice of the application, and the opportunity for a public hearing, to the other licensed pawnshops in the county in which the applicant proposes to operate. The timeframe for the license application approval process generally requires the Commissioner's office to process an application within 60 days of its receipt of a complete application file. When a public hearing is requested, however, the public hearing process can increase the timeframe substantially or result in no application approval at all. The Company's ability to add newly established stores may be adversely affected by the referenced provisions of the Texas Pawnshop Act. The Texas Consumer Credit Commission may, after notice and hearing, suspend or revoke any license for a Texas pawnshop upon finding, among other matters, that: (i) any fees or charges have not been paid; (ii) the licensee has violated (whether knowingly or unknowingly without due care) any provisions of the Texas Pawnshop Act or any regulation or order thereunder; or
(iii) any fact or condition exists which, if it had existed at the time the original application was filed for a license, would have justified the Commissioner in refusing such license.

The Texas Pawnshop Act also contains provisions related to the operation of pawnshops and authorizes the promulgation of administrative rules called the Rules of Operation of Pawnshops (the "Rules") which regulate the day-to-day management of the Company's pawnshops. Under the Pawnshop Act and the Rules, a pawnbroker may not do any of the following: accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the borrower; accept any waiver of any right or protection accorded to a pledgor under the Texas Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than one month; display for sale in storefront windows or sidewalk display cases, pistols, swords, canes, blackjacks or similar weapons; purchase used or second hand personal property unless a record is established containing the name, address, and identification of the seller, a complete description of the property, including serial number and a signed statement that the seller has the right to sell the property; or accept into pawn or purchase stolen goods.

In order to market and service short-term loans in Texas, the Company's 184 pawnshops and collection center are required to be licensed as a regulated lender by the OCCC. The Company's ability to market and service short-term loans in Texas at current fee levels is dependent upon its continued relationship with County Bank or another similarly situated financial institution. Without such a relationship with a federally insured bank domiciled in a state that permits these rates, such as County Bank, the Company could offer short-term loans at a lower fee level, not in excess of the Texas usury ceiling. While Delaware law governs the short-term loans made by County Bank, the Company's short-term loan activities in Texas are subject to review and regulation by the OCCC.

COLORADO REGULATIONS

Colorado law provides for the licensing and bonding of pawnbrokers in that state. It also requires that pawn transactions be reported to local authorities and that certain bookkeeping records be maintained. Under Colorado law, the maximum allowable pawn service charge is 240% annually for pawn loans up to $50, and 120% annually for pawn loans in excess of $50.

In Colorado, the Company makes short-term loans to customers pursuant to its own underwriting guidelines. Short-term loans originated by the Company in Colorado are regulated by the Department of Law, Office of the Attorney General, Uniform Consumer Credit Code Division (the "UCCC Division"). The Company's 24 pawnshops in Colorado have and are required to maintain a supervised lender's license issued by the UCCC Division. The UCCC Division maintains regulatory and supervisory authority over the stores. Under Colorado law, the Company is required to maintain certain records related to its short-term loans and include specific information and disclosures in the loan agreement.

The maximum loan amount is $500, exclusive of the service fee. Colorado law provides for a graduated service fee: twenty percent (20%) of the first $300 and 7.5% of the amount over $300. The loan term may not exceed 31 days. Customers have the right to rescind the loan within one business day after the date of loan origination. The loan cannot be renewed more than once and if it is renewed prior to the maturity date, the Company must refund a prorated portion of the service fee.

OKLAHOMA REGULATIONS

The Company's Oklahoma operations are subject to the Oklahoma Pawnshop Act. Following a statutory scheme similar to the Texas Pawnshop Act, the Oklahoma Pawnshop Act provides for, among other matters, the licensing and bonding of pawnbrokers in Oklahoma and provides for the Oklahoma Administrator of Consumer Credit to investigate the general fitness of the applicant and generally regulate pawnshops in that state. The Administrator has broad rule-making authority with respect to Oklahoma pawnshops.

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



                                 Maximum Allowable
                                  Amount Financed                    Annual Percentage
                                   Per Pawn Loan                           Rate
                                 -----------------                   -----------------
                                 $    1 to $   150                         240%
                                 $  151 to $   250                         180%
                                 $  251 to $   500                         120%
                                 $  501 to $ 1,000                          60%
                                 $1,001 to $25,000                          36%

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

Oklahoma does not currently regulate or require a license for the Company's short-term loan activities. In the future, if the Company alters its current short-term loan business model in the state of Oklahoma or if Oklahoma changes its laws regarding short-term loans, such an alteration or change could have a material effect on the Company's short-term loan program in Oklahoma.

FLORIDA REGULATIONS

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

Pawn loans in Florida typically have a 30-day maturity date. If the customer does not redeem the loan within 30 days following the maturity date (or the next business day, whichever is later), all right, title, and interest to the property vests in the pawnbroker. The pawnbroker is entitled to charge two percent of the amount financed for each 30 days as interest, and an additional amount as pawn service charges, provided the total amount of such charge, inclusive of interest, does not exceed 25% of the amount financed for each 30 day period in a pawn transaction. The pawnbroker may charge a minimum pawn service charge of $5.00 for each 30-day period. Pawns may be extended by agreement, with the charge applicable being one-thirtieth of the original total pawn service charge for each day by which the loan is extended. For loans redeemed greater than 60 days after the date made, pawn service charges continue to accrue at the daily rate of one-thirtieth of the original total pawn service charge.

INDIANA REGULATIONS

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

The Department of Financial Institutions has broad investigatory and enforcement authority under the statute. The Department may grant, revoke, and suspend licenses. For compliance purposes, pawnshops are required to keep such books, accounts, and records as will enable the Department to determine if the pawnshop is complying with the statute. Each pawnshop is required to give authorized agents of the Department of Financial Institutions free access to its books and accounts for these purposes. The Indiana statute allows the following annual rates of interest plus pawn service charges: 276% annually on transactions of $300 or less; 261% annually on transactions greater than $300 but not exceeding $1,000, and 255% annually on transactions greater than $1,000. Furthermore, the Indiana Pawnbroker Act provided for a grace period of 90 days after the initial 30-day term of the loan, subject to notice. During the grace period, interest and service fees continue to accrue, subject to daily proration depending on the date of loan redemption. As of July 1, 2001, the grace period was reduced to 60 days, and notice is no longer required.

ALABAMA REGULATIONS

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

Nevada does not regulate short-term loans. The Company originates short-term loans in Nevada and charges a service fee of $20 per $100 loaned on a 14-day term.

TENNESSEE REGULATIONS

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

Applicable Tennessee law provides that pawnbrokers may charge interest of 2% per month, plus service charges of 20% for investigating the title, storing, and insuring the pledged goods, closing the loan, and for other expenses and losses associated with the loan.

LOUISIANA REGULATIONS

The Company's Louisiana operations are governed by the Louisiana Pawnshop Act. The statute gives regulatory and enforcement powers to the Commissioner of the Office of Financial Institutions within the Department of Economic Development. This statute provides for, among other things, the licensing and bonding of all pawnbrokers in Louisiana.

Under Louisiana law, the maximum allowable interest charge is 120% annually. In addition, pawnshops may collect a 10% service charge for the first month of a pawn transaction. Louisiana law requires that a pawnbroker hold jewelry that is pledged as collateral until the lapse of six months prior to resale from the time the loan was entered or extended. Louisiana law requires a three-month lapse on other items.

MISSISSIPPI REGULATIONS

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

         For loans not more than 30 days:


                        Amount Financed                 Maximum Allowable
                         Per Pawn Loan                        Charge
                        ---------------                 -----------------
                         $1 to $14.99                         $1.00

         For loans not more than 90 days:

      Amount Financed             Maximum Allowable
       Per Pawn Loan                    Charge
      ---------------             -----------------
      $ 15 to $ 19.99                   $ 3.00
      $ 20 to $ 24.99                   $ 4.00
      $ 25 to $ 39.99                   $ 5.00
      $ 40 to $ 49.99                   $ 6.00
      $ 50 to $ 64.99                   $ 7.50
      $ 65 to $ 74.99                   $ 8.50
      $ 75 to $ 99.99                   $10.00
      $100 to $124.99                   $12.50
      $125 to $149.99                   $13.50
      $150 to $224.99                   $15.00
      $225 to $324.99                   $20.00
      $325 to $449.99                   $25.00
      $450 to $599.99                   $35.00
      $600 to $799.99                   $45.00
      $800 to $999.99                   $55.00



 Amount Financed               Maximum Allowable
  Per Pawn Loan                      Charge
 ---------------               -----------------
$1,000 to 1,199.99                    $ 70
$1,200 to 1,499.99                    $ 85
$1,500 to 1,799.99                    $100
$1,800 to 2,099.99                    $120
$2,100 to 2,499.99                    $140

The Company originates short-term loans in California which are regulated under California's check cashers statute as "deferred deposit" transactions. The maximum loan amount may not exceed $300 for a term not to exceed 30 days. The service fee is limited to 15% of the amount of the loan. Only one short-term loan may be outstanding at a time.

ARKANSAS REGULATIONS

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

FIREARMS REGULATIONS

With respect to firearm sales, each pawnshop must comply with the regulations promulgated by the Bureau of Alcohol, Tobacco, and Firearms (the "ATF"). The ATF regulations require each pawnshop dealing in firearms to maintain a permanent written record of all transactions involving the receipt or disposition of guns.

The Brady Handgun Violence Prevention Act (the "Brady Act") and the ATF rules promulgated under the Brady Act require all federal firearm licensees, in either selling inventoried firearms or releasing pawned firearms, to have the customer complete appropriate forms and pass a background check through the National Instant Criminal Background Check System ("NICS") before the Company may transfer a firearm to any customer.

The Company complies with the Brady Act and the regulations promulgated by the ATF relating thereto. The Company does not believe that compliance with the Brady Act and the ATF regulations materially affect the Company's operations. There can be no assurance, however, that compliance with the Brady Act and the ATF regulations, or any future changes or amendments thereto will not adversely affect the Company's operations.

ITEM 2. PROPERTIES

As of December 1, 2001, the Company owned the real estate and buildings for 24 of its pawnshops and leased 259 of its operating pawnshop locations. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between January 1, 2002 and June 30, 2021. All leases provide for specified periodic rental payments and such leases provide for market rental rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of any one of its leases would not have a material adverse effect on the Company's operations. The Company's strategy is generally to lease, rather than acquire, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price. The Company completed sale-leasebacks on twenty of its owned locations during Fiscal 2001 and plans to complete sale-leasebacks on other owned properties in Fiscal 2002. The Company believes that the facilities owned and leased by it as pawnshop locations are suitable for such purpose.

The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of pawnshop locations serving each such market as of December 1, 2001:


                                                                   Number of
                                                                  Locations in
                                Area/Region                        Each Area
                                -----------                       ------------
                           Texas:
                                    Houston                             59
                                    San Antonio                         21
                                    Austin Area                          8
                                    Valley                              26
                                    Central and Northeast               15
                                    Dallas                              11
                                    Laredo Area                         15
                                    North Texas                         15
                                    Panhandle                            5
                                    Corpus Christi                       7
                                                                       ---
                                       Total Texas                     182

                           Colorado:
                                    Denver Area                         17
                                    Colorado Springs Area                5
                                    Pueblo                               2
                                                                       ---
                                       Total Colorado                   24

                           Oklahoma:
                                    Oklahoma City Area                   8
                                    Tulsa Area                          10
                                    Other Areas                          2
                                                                       ---
                                       Total Oklahoma                   20

                           Florida:
                                    Tampa                                9
                                    Orlando                              5
                                    Other Areas                          4
                                                                       ---
                                       Total Florida                    18

                                                                   Number of
                                                                  Locations in
                                Area/Region                        Each Area
                                -----------                       ------------
                           Indiana:
                                   Indianapolis Area                     9
                                   Fort Wayne Area                       3
                                   Other Areas                           3
                                                                       ---
                                       Total Indiana                    15

                           Alabama:
                                   Birmingham Area                       5
                                   Mobile                                2
                                   Other Areas                           1
                                                                       ---
                                       Total Alabama                     8

                           Nevada:
                                   Las Vegas                             4
                                                                       ---
                                       Total Nevada                      4

                           Tennessee:
                                   Memphis                               3
                                                                       ---
                                       Total Tennessee                   3

                           Louisiana:
                                   New Orleans Area                      2
                                   Other Areas                           1
                                                                       ---
                                       Total Louisiana                   3

                           Mississippi:
                                   Jackson                               2
                                   Other Areas                           1
                                                                       ---
                                       Total Mississippi                 3

                           California:
                                    Sacramento                           2
                                                                       ---
                                       Total California                  2

                           Arkansas:
                                   West Helena                           1
                                                                       ---
                                       Total Arkansas                    1
                                                                       ---

                                       Total Company                   283
                                                                       ===

In addition to its store locations, the Company leases its 27,400 square foot corporate offices located in Austin, Texas and leases certain warehouse facilities. The Company also leases approximately 8,100 square feet for its Central Jewelry Processing Center.

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

The settlement released 191,548 shares immediately from certain restrictions against transfer, and a like amount was released as of October 29, 1998. An additional 95,774 shares were released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares released in July 2001. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, agreed to a five-year limitation on Mr. Logue's financial investments in competing pawnshop businesses and agreed to renewal options with respect to certain existing real estate leases for store locations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The NASDAQ Stock Market under the symbol EZPW. As of November 30, 2001, there were 176 stockholders of record of the Company's Class A Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of November 30, 2001, such stock was held by one stockholder of record.

The high and low per share price for the Company's Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:


                                                                                High          Low
                                                                                ----          ---
Fiscal 2000:
                        First quarter ended December 31, 1999                  $ 5.28       $ 3.43
                        Second quarter ended March 31, 2000                      6.25         3.75
                        Third quarter ended June 30, 2000                        4.00         1.63
                        Fourth quarter ended September 30, 2000                  2.00         1.03

Fiscal 2001:
                        First quarter ended December 31, 2000                  $ 1.81       $ 0.66
                        Second quarter ended March 31, 2001                      2.63         0.75
                        Third quarter ended June 30, 2001                        2.75         2.12
                        Fourth quarter ended September 30, 2001                  2.50         1.51


As of November 30, 2001, the Company's Class A Common Stock closed at $1.41 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:

                             SELECTED FINANCIAL DATA


                                                                         Fiscal Years Ended September 30
                                                         --------------------------------------------------------------
                                                            1997         1998         1999         2000         2001
                                                         ----------   ----------   ----------   ----------   ----------
                                                           (Amounts in thousands, except per share and store figures)
                                                             (a)          (a)          (a)
Operating Data:
Sales                                                    $  101,454   $  112,307   $  130,077   $  139,753   $  129,362
Service charges                                              78,845       85,087      101,892       57,646       56,808
                                                         ----------   ----------   ----------   ----------   ----------
Total revenues                                              180,299      197,394      231,969      197,399      186,170
Cost of goods sold                                           84,468       94,084      113,824       88,054       79,089
                                                         ----------   ----------   ----------   ----------   ----------
Net revenues                                                 95,831      103,310      118,145      109,345      107,081
Store operating expenses                                     60,735       66,742       81,963       85,513       75,245
Corporate administrative expenses                            13,320       12,838       14,387       19,324       14,043
Depreciation and amortization                                 7,616        7,596        9,435       10,255       10,808
Restructuring expense                                            --           --           --       10,572         (696)
Interest expense                                                982        1,398        3,691        6,201        8,245
Equity in net income of unconsolidated
  affiliate                                                      --          (95)        (304)        (225)        (267)
(Gain) loss on sale of assets                                    --          (28)         268         (280)         413
                                                         ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes                            13,178       14,859        8,705      (22,015)        (710)
Income tax expense (benefit)                                  4,745        5,646        3,220       (3,785)        (142)
                                                         ----------   ----------   ----------   ----------   ----------
Income (loss) before cumulative effect of
  change in accounting principle                              8,433        9,213        5,485      (18,230)        (568)
Cumulative effect of change in accounting
  principle                                                 (14,344)          --           --           --           --
                                                         ----------   ----------   ----------   ----------   ----------
Net income (loss)                                        $    8,433   $    9,213   $    5,485   $  (32,574)  $     (568)
                                                         ==========   ==========   ==========   ==========   ==========

 Earnings (loss) per common share, diluted               $     0.70   $     0.77   $     0.46   $    (2.71)  $    (0.05)

   Cash dividends per common share                       $       --   $   0.0125   $     0.05   $    0.025   $       --

   Weighted average common shares and
        share equivalents-diluted                            12,002       12,014       12,008       12,017       12,104

Stores operated at end of period                                249          286          331          313          283


                                                September 30
                       --------------------------------------------------------------
                          1997         1998         1999         2000         2001
                       ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Pawn loans             $   42,837   $   49,632   $   53,940   $   46,916   $   47,144
Short-term loans               --           --           --           33        1,250
Inventory                  39,258       44,011       58,241       35,660       34,231
Working capital            89,451      104,648      125,575       72,498       75,334
Total assets              151,051      189,911      234,077      203,793      178,560
Long-term debt             19,142       48,133       83,123       81,112       60,192
Stockholders' equity     121,4610      130,554      135,685      102,671      101,957

         (a) Beginning in Fiscal 2000, the Company changed its method of accounting for pawn service charge revenue and inventory, as described in Management's Discussion and Analysis. Service charges and inventory before Fiscal 2000 are stated on the historical accounting method, and are not directly comparable to Fiscal 2000 and 2001 amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12 month periods ending September 30, 2001, 2000, and 1999 ("Fiscal 2001", "Fiscal 2000", and "Fiscal 1999"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying financial statements and related notes. For purposes of management's discussion and analysis of results of operations and financial condition, all comparisons reflect the pro forma effects of applying the new accounting principle described below to the consolidated financial statements as if the change had occurred on September 30, 1998.

                             SUMMARY FINANCIAL DATA


                                                                            Fiscal Years Ended September 30
                                                                        ----------------------------------------
                                                                           1999           2000           2001
                                                                        ----------     ----------     ----------
                                                                        (Pro forma)
                                                                       (Dollars in thousands, except as indicated)
OPERATIONS:
               Sales                                                    $  130,077     $  139,753     $  129,362
               Service charges                                              58,702         57,646         56,808
                                                                        ----------     ----------     ----------
                 Total revenues                                            188,779        197,399        186,170
               Cost of sales                                                76,475         88,054         79,089
                                                                        ----------     ----------     ----------
                 Net revenues                                              112,304        109,345        107,081
               Restructuring expense                                            --         10,572           (696)
               Income (loss) before cumulative effect of a change in
                    accounting principle                                     1,748        (18,230)          (568)
               Cumulative effect on prior years (to September 30,
               1999) of change in method of revenue recognition, net            --        (14,344)            --
                    Net Income (loss)                                   $    1,748     $  (32,574)    $     (568)
                                                                        ==========     ==========     ==========
OTHER DATA:
               Gross margin                                                   41.2%          37.1%          38.9%
               Average annual inventory turnover                               2.3x           2.1x           2.2x
               Average inventory per location at year end               $      132     $      114     $      121
               Average loan balance per location at year end            $      163     $      146     $      171
               Average pawn loan at year end (whole dollars)            $       69     $       70     $       73
               Average yield on loan portfolio                                 120%           125%           120%
               Redemption rate                                                  76%            77%            76%

EXPENSES AND INCOME AS A PERCENTAGE  OF TOTAL REVENUE (%):
               Store operating                                                43.4           43.3           40.4
               Administrative                                                  7.8            9.8            7.5
               Depreciation and amortization                                   5.0            5.2            5.8
               Interest                                                        2.0            3.1            4.4
               Income (loss) before income taxes                               1.5          (11.2)          (0.4)
               Income (loss) before cumulative effect                          0.9           (9.2)          (0.4)

STORES IN OPERATION:
               Beginning of year                                               286            331            313
               Acquired                                                          4              0              0
               New openings                                                     43              5              0
               Sold, combined, or closed                                        (2)           (23)           (30)
                                                                        ----------     ----------     ----------
               End of year                                                     331            313            283
               Average number of locations during the year(1)                  309            333            292

----------

(1) Average locations in operation during the period is calculated based on the average of the stores operating at the beginning and end of each month during such period.

RESULTS OF OPERATIONS

In Fiscal 2000, the Company adopted a restructuring plan, including the closure of several under-performing stores. The restructuring plan and its effects are described more fully below.

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. While the Company's average store count during Fiscal 2001 was down 12.3% from Fiscal 2000 due to the restructuring, its pawn service charge revenue decreased only 4.9%, or $2.8 million from Fiscal 2000 to $54.7 million. This represents an increase in same store pawn service charge revenue ($0.6 million) offset by the decrease in pawn service charge revenue from the forty-seven closed stores ($3.4 million). At September 30, 2001, same store pawn loan balances were 4% above September 30, 2000 and the annualized yield on the average pawn loan balance decreased 5 percentage points to 120%. Variations in the annualized loan yield, as we saw between these periods, are due generally to changes in the level of loan forfeitures and a mix shift between loans with different yields.

In Fiscal 2000, pawn service charge revenue decreased $1.2 million from Fiscal 1999 to $57.5 million as a result of a decrease in same store pawn service charge revenue ($2.7 million), offset somewhat by pawn service charge revenue from new stores not open the full 12 month period ($1.5 million). At September 30, 2000, same store pawn loan balances were 11.5% below September 30, 1999 and the annualized yield on the average pawn loan balance increased by 5 percentage points to 125%.

A secondary, but related, activity of the Company is the sale of merchandise, primarily collateral forfeited from its pawn lending. For Fiscal 2001, merchandise sales decreased approximately $10.4 million from Fiscal 2000 to $129.4 million, primarily due to a reduction in sales from closed stores ($11.2 million). Also contributing to the change were increases in wholesale jewelry sales ($4.6 million), offset by a decrease in same store merchandise sales ($3.6 million or 3%), and other revenues ($0.2 million).

For Fiscal 2000, merchandise sales increased approximately $9.7 million from Fiscal 1999 to $139.8 million. Increases in wholesale jewelry sales ($5.7 million), new stores' merchandise sales ($4.4 million), and other revenues ($0.2 million) were offset by a decrease in same store merchandise sales ($0.6 million or 0.5%).

Fiscal 2001 overall gross margins on sales improved 1.8 percentage points from Fiscal 2000 to 38.9%. Margins on merchandise sales, excluding jewelry scrapping, improved 3.1 percentage points, partially due to the absence of a restructuring charge to cost of goods as was seen in Fiscal 2000 (1.4 percentage points). This improvement in merchandise sales margins comprised 5.1 percentage points of the improvement in overall gross margins. A 51% increase in jewelry scrapping (jewelry is generally scrapped at a loss), reduced the overall gross margins improvement by 3.3 percentage points. Inventory shrinkage was 1.4% of merchandise sales in Fiscal 2001 compared to 1.1% in Fiscal 2000.

For Fiscal 2000, gross margins on merchandise sales decreased 4.1 percentage points from Fiscal 1999 to 37.1%. This decrease was largely due to the impact of increased jewelry scrapping activity (5.4 percentage points), and the charge to cost of goods related to the fourth quarter restructuring discussed above (0.8 of a percentage point). Improved margins on merchandise sales (2.1 percentage points) and lower levels of inventory shrinkage (1.1% in Fiscal 2000 v. 1.2% in Fiscal 1999) partially offset the impact from jewelry scrapping and the restructuring charge. During the Fiscal 2000 fourth quarter, the Company identified and liquidated specific categories of jewelry that were overstocked. This excess inventory had a cost basis of approximately $7.7 million and generated cash proceeds of approximately $5.9 million.

At the end of Fiscal 2001, the Company also offered unsecured short-term loans, commonly referred to as "payday loans" in 205 of its pawnshops. In five locations, the Company originates short-term loans. In 200 locations, the Company is the marketer, servicer, processor, and collector of short-term loans originated by County Bank, a federally insured Delaware banking corporation. After origination of the short-term loans, the Company is entitled to purchase an 85% participation in the loans made by County Bank and marketed by the Company. Short-term loan terms range from one to 31 days, averaging about 15 days. The fee per $100 loaned is typically $18 per 14-day period, but varies in certain locations. The loans and related fees reported in the Company's consolidated financial statements reflect only the Company's participation interest in such loans. In Fiscal 2001, short-term loan service charge revenue increased $2.0 million from Fiscal 2000 to $2.1 million as a result of offering the short-term loan product in 196 additional locations.

Unlike pawn loans, short-term loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected through subsequent collection efforts, the Company charges defaulted loans and related fees to bad debt expense when they default, leaving only active loans in the reported balance. When defaulted loans are collected, the amount collected is recorded as a reduction of bad debt expense at the time of collection. During Fiscal 2001, the Company experienced a net default rate (defaults net of collections measured as a percent of loans made) of 8.1%. The Company provides for a valuation allowance on both the principal and fees receivable, based on recent net default rates. Net defaults and changes in the principal valuation allowance are charged to bad debt expense. In Fiscal 2001, the Company's bad debt expense, included in store operating expense, was $1.2 million. Changes to the fee receivable valuation allowance are charged to service charge revenue.

In Fiscal 2001, store operating expenses as a percent of total revenues decreased 2.9 percentage points to 40.4%. Administrative expenses measured as a percentage of total revenues decreased 2.3 percentage points from Fiscal 2000 to 7.5%. This expense level improvement is largely due to improved cost management and the closure of 47 lower volume stores. On a per average store basis, operating expenses in Fiscal 2001 were up slightly to $258,000 from $257,000 in Fiscal 2000. Administrative expenses per average store decreased 17% during Fiscal 2001 to $48,000, compared to $58,000 in Fiscal 2000.

In Fiscal 2000, store operating expenses as a percent of total revenues decreased 0.1 of a percentage point from Fiscal 1999 to 43.3%. Exclusive of stores opened in Fiscal 1999 and 2000, store operating expenses decreased from 39.9% in Fiscal 1999 to 38.1% of total revenues in Fiscal 2000. Newer stores generally have a higher level of operating expense relative to revenues than do mature stores. Administrative expenses measured as a percentage of total revenues increased 2.0 percentage points from Fiscal 1999 to 9.8%, primarily due to non-capitalizable software development costs (approximately $1.4 million), higher labor related costs, and other inflationary cost increases.

Depreciation and amortization expense, when measured as a percent of total revenue, increased 0.6 of a percentage point in Fiscal 2001 to 5.8%, primarily due to additional software depreciation. Depreciation and amortization expense, when measured as a percent of total revenue, increased 0.2 of a percentage point in Fiscal 2000 to 5.2%. The increase was a net effect of greater revenues and an increase in depreciation and amortization expense, primarily due to investments made in new stores.

In Fiscal 2001, interest expense increased $2.0 million to $8.2 million. The increase was primarily due to higher interest rates, offset somewhat by lower average debt balances. At September 30, 2001, the Company's total long-term debt was $60.2 million compared to $81.1 million at September 30, 2000. In Fiscal 2000, interest expense increased $2.5 million from $3.7 million in Fiscal 1999. This increase was primarily due to higher interest rates coupled with increased average debt balances needed to fund new store expansion and other capital expenditures.

The income tax benefit for Fiscal 2001 was $0.1 million (20% of pretax loss) compared to an income tax benefit of $3.8 million (17% of pretax loss) for Fiscal 2000 and an income tax expense of $3.2 million (37% of pretax income) for Fiscal 1999. Exclusive of the deferred tax asset valuation allowance, the Fiscal 2000 income tax benefit was $7.5 million (34% of pretax loss). The decrease in effective tax rate for Fiscal 2001 compared to the Fiscal 2000 benefit before valuation allowance is due to non-tax deductible items having a greater percentage effect on a smaller pre-tax loss.

A valuation allowance of $3.7 million was established during the year ended September 30, 2000, to offset certain deferred tax assets due to uncertainties regarding the realization of the deferred tax assets.

No additional valuation allowance was recorded for the year ended September 30, 2001, because management believes that it is more likely than not that certain of the Company's deferred tax assets will be realized as a result of expected future taxable income from continuing operations. Uncertainties that might impact the realization of the deferred tax assets include possible declines in sales, margins and revenues.

The amount of expected future taxable income that would have to be generated to realize the deferred tax asset is approximately $18 million. Projected levels of pre-tax earnings for financial reporting purposes over the next three years, primarily attributable to ordinary and recurring operating results, are sufficient to generate the required amount of taxable income noted above. The Company intends to evaluate the realizability of the deferred tax assets quarterly by assessing the need for additional valuation allowance, if any.

Operating income before depreciation, amortization, and restructuring for Fiscal 2001 increased $13.3 million over Fiscal 2000 to $17.8 million. Same store net revenue growth ($6.1 million), expense management ($5.0 million) and the closure of under-performing stores ($2.2 million) account for the earnings improvement. After depreciation, amortization, interest expense, the Fiscal 2000 restructuring charge, and other non-operating items, the Fiscal 2001 net loss improved to $0.6 million from Fiscal 2000's $18.2 million net loss before the $14.3 million cumulative effect of the accounting change adopted in Fiscal 2000. Net loss for Fiscal 2000 was $32.6 million compared to net income of $1.7 million for Fiscal 1999, assuming the effect of the cumulative change in accounting principle is applied retroactively. The increase in net loss resulted from several factors, including the cumulative effect of changing to a preferable revenue recognition method ($14.3 million), recognition of a restructuring charge ($11.8 million), lower gross margins on merchandise sales ($4.5 million), the establishment of a valuation reserve on the Company's deferred tax asset ($3.7 million), and higher operating, administrative, and interest expenses.

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

RESTRUCTURING

Pursuant to a restructuring plan, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) during the fourth quarter of Fiscal 2000.

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

All charges for severance included in the restructuring related to employees notified of their position elimination prior to September 30, 2000. The $11.8 million pretax charge included a $1.2 million write down of inventory (included in Cost of goods sold on the Consolidated Statement of Operations) for discounts expected in liquidating these stores' remaining inventory. Of the 54 stores, 47 were closed as of June 30, 2001, resulting in 148 employee terminations.

In June 2001, the Company re-evaluated the seven remaining stores and decided to continue their operation, based on their improved operating performance and future outlook. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores. The Company recorded an additional $0.3 million restructure expense for the 47 store previously closed, primarily to account for lease obligations costing more than originally estimated, resulting in a net credit to restructuring expense of $1.0 million in Fiscal 2001.

Of the $1.0 million net credit, $0.7 million is for the anticipated administrative costs and loss from disposing of fixed and intangible assets and is recorded as a credit to the restructuring expense, where the charge was recorded in September 2000. The remaining $0.3 million was originally charged to cost of goods sold to write these stores' inventory down to liquidation value, and was credited to cost of goods sold in Fiscal 2001, as the Company no longer expects to sell this inventory at liquidation prices.

The results of operations from the 47 closed stores were as follows (in thousands):

                    Fiscal Years Ended September 30,
                 --------------------------------------
                    1999          2000          2001
                 ----------    ----------    ----------
Total revenues   $   16,183    $   15,367    $      939
Operating loss       (2,277)       (3,212)         (461)

At September 30, 2001, the Company had a remaining restructuring reserve of $0.2 million. It is anticipated that all remaining material cash outlays required for these store closings and related restructuring costs will be made during Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $11.7 million Fiscal 2001 cash flow from operations consisted of $10.2 million of earnings before non-cash depreciation and amortization, a $5.0 million income tax refund, and the collection of a $1.5 million note receivable, reduced by $1.9 million restructuring expenditures and other changes in operating assets and liabilities. In Fiscal 2000, net cash provided by operating activities increased to $10.9 million from $0.6 million in Fiscal 1999. Excluding restructuring expenses of $10.6 million and the $14.3 million cumulative effect of a change in accounting principle, the Company's most significant item in reconciling net loss to cash flow from operations was a $7.5 million decrease in inventory, compared to a $14.1 million increase in inventory in the year earlier period.

In Fiscal 2001, the Company invested $4.5 million in property and equipment and $1.2 million in funding the net increase in short-term loans. These investments and a $20.9 million reduction in debt were funded by cash flow from operating activities of $11.7 million, $14.0 million in proceeds from the sale of assets, primarily the sale-leaseback of owned properties, and $0.9 million of cash on hand.

During Fiscal 2001, the Company completed sales and sale-leasebacks of certain non-core assets and twenty owned properties in accordance with its restructuring plan. During Fiscal 2002, the Company plans to complete sale-leasebacks of other owned properties. The Company anticipates that cash flow from operations and proceeds from sale-leasebacks will be adequate to fund planned capital expenditures, working capital requirements, and required debt payments during the coming year. However, there can be no assurance that the sale of these assets will be completed or that cash flow from operating activities will be adequate for these expenditures.

Effective December 3, 2001, the Company amended and restated its credit agreement. Among other things, the amendment extends the maturity date to October 1, 2002. The amended credit agreement provides for a $45 million revolving credit facility and a term loan of approximately $15 million, which are secured by substantially all of the Company's assets. Availability under the revolving credit facility continues to be tied to loan and inventory balances. The term facility must be paid in full by July 1, 2002. These term facility payments will be made from operating cash flow and the sale of assets, primarily sale-leaseback transactions of owned properties. Interest on the revolving credit facility will accrue at the agent bank's prime rate ("Prime") plus 300 basis points, but will be payable monthly at Prime plus 100 basis points. The accrued but unpaid interest will be payable upon the earlier of the refinancing or maturity of the revolving credit facility. Interest on the term loan will accrue and be paid monthly at Prime plus 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

The Company believes that the financial covenants established in the amended credit facility will be achieved based upon the Company's current and anticipated performance. Based upon management's expected performance for Fiscal 2002, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and to make the required principal payments under the term loan during Fiscal 2002. However, material shortfalls or variances from anticipated performance or the delay in the sale of certain of its assets could require the Company to seek a further amendment to the amended credit facility or alternate sources of financing, or to limit capital expenditures to an amount less than that currently anticipated or permitted under the amended and restated credit facility.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt at September 30, 2001. If interest rates average 25 basis points more in 2002 than they did in 2001, the Company's annual interest expense would be increased by approximately $150,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at September 30, 2001.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways, including potential economic recession in the U.K. resulting from a devalued pound. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during Fiscal 2001 was approximately $241,000. On November 30, 2001, the U.K. pound closed at 0.7007 to 1.00 U.S. dollar, an increase from
0.6782 at September 30, 2001. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Auditors                                                                           29

Consolidated Financial Statements:

           Consolidated Balance Sheets as of September 30, 2000 and 2001                                 30

           Consolidated Statements of Operations for each of the Three Fiscal Years
           Ended September 30, 2001                                                                      31

           Consolidated Statements of Cash Flows for each of the Three Fiscal Years
           Ended September 30, 2001                                                                      32

           Consolidated Statements of Stockholders' Equity for each of the Three Fiscal Years
           Ended September 30, 2001                                                                      33

           Notes to Consolidated Financial Statements                                                    34

REPORT OF INDEPENDENT AUDITORS

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the financial statements, in the year ended September 30, 2000 the Company changed its method of accounting for revenue recognition on pawn loans.

ERNST & YOUNG LLP

Austin, Texas

November 13, 2001 except for Note H,
  as to which the date is December 20, 2001.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,
                                                                                   ------------------------
                                                                                      2000          2001
                                                                                   ----------    ----------
                                                                                        (In thousands)
Assets:
             Current assets:
                Cash and cash equivalents                                          $    3,126    $    2,186
                Pawn loans                                                             46,916        47,144
                Short-term loans                                                           33         1,250
                Service charges receivable, net                                         8,636         8,841
                Inventory, net                                                         35,660        34,231
                Deferred tax asset                                                      9,636         7,413
                Federal income tax receivable                                           5,045            --
                Prepaid expenses and other assets                                       1,525         2,180
                                                                                   ----------    ----------
                                  Total current assets                                110,577       103,245

             Investment in unconsolidated affiliates                                   14,021        13,812
             Property and equipment, net                                               61,130        44,965
             Other assets:
                Goodwill, net                                                          12,160        11,655
                Notes receivable from related parties                                   3,156         1,589
                Other assets, net                                                       2,749         3,294
                                                                                   ----------    ----------
             Total assets                                                          $  203,793    $  178,560
                                                                                   ==========    ==========
Liabilities and Stockholders' Equity
             Current liabilities:
                Current maturities of long-term debt                               $   22,087    $   15,947
                Accounts payable and other accrued expenses                            12,011         9,666
                Restructuring reserve                                                   1,649           217
                Customer layaway deposits                                               2,332         2,081
                                                                                   ----------    ----------
                                  Total current liabilities                            38,079        27,911

             Long-term debt, less current maturities                                   59,025        44,245
             Deferred tax liability                                                     3,639         1,193
             Deferred gains and other long-term liabilities                               379         3,254
                                                                                   ----------    ----------
                                  Total long-term liabilities                          63,043        48,692
             Commitments and contingencies
             Stockholders' equity:
                Preferred Stock, par value $.01 per share; Authorized
                             5,000,000 shares; none issued and outstanding                 --            --
               Class A Non-voting Common Stock, par value $.01 per share;
                             Authorized 40,000,000 shares; 10,906,073 issued and
                             10,897,040 outstanding in 2000; 10,946,874 issued
                             and 10,937,841 outstanding in 2001                           109           109
                Class B Voting Common Stock, convertible, par value $.01
                              Per share; Authorized 1,198,990 shares; 1,190,057            12            12
                              Issued and outstanding
                Additional paid-in capital                                            114,569       114,664
                Retained earnings (deficit)                                           (11,159)      (11,727)
                                                                                   ----------    ----------
                                                                                      103,531       103,058
                Treasury stock, at cost (9,033 shares)                                    (35)          (35)
                Receivable from stockholder                                              (729)         (729)
                Accumulated other comprehensive income (loss)                             (96)         (337)
                                                                                   ----------    ----------
                                  Total stockholders' equity                          102,671       101,957
                                                                                   ----------    ----------
             Total liabilities and stockholders' equity                            $  203,793    $  178,560
                                                                                   ==========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended September 30,
                                                                --------------------------------------
                                                                   1999          2000          2001
                                                                ----------    ----------    ----------
                                                               (In thousands, except per share amounts)
Revenues:
   Sales                                                        $  130,077    $  139,753    $  129,362
   Service charges                                                 101,892        57,646        56,808
                                                                ----------    ----------    ----------
             Total revenues                                        231,969       197,399       186,170

Costs of goods sold                                                113,824        88,054        79,089
                                                                ----------    ----------    ----------
             Net revenues                                          118,145       109,345       107,081

Operating Expenses
   Operations                                                       81,963        85,513        75,245
   Administrative                                                   14,387        19,324        14,043
   Depreciation                                                      8,503         9,389        10,085
   Amortization                                                        932           866
                                                                                                   723
   Restructuring expense                                                --        10,572          (696)
                                                                ----------    ----------    ----------
             Total operating expenses                              105,785       125,664        99,400
                                                                ----------    ----------    ----------

Operating income (loss)                                             12,360       (16,319)        7,681
Interest expense, net                                                3,691         6,201         8,245
Equity in net income of unconsolidated affiliate                      (304)         (225)         (267)
(Gain) loss on sale of assets                                          268          (280)          413
                                                                ----------    ----------    ----------
Income (loss) before income taxes                                    8,705       (22,015)         (710)

Income tax expense (benefit)                                         3,220        (3,785)         (142)
                                                                ----------    ----------    ----------
Income (loss) before cumulative effect of a change in
     accounting principle                                       $    5,485    $  (18,230)   $     (568)

Cumulative effect on prior years (to September 30, 1999) of
     change in method of revenue recognition, net of tax                --       (14,344)           --
                                                                ----------    ----------    ----------
Net Income (loss)                                               $    5,485    $  (32,574)   $     (568)
                                                                ==========    ==========    ==========
Income (loss) per common share (basic and diluted):

     Income (loss) before cumulative effect of a change in
       accounting principle                                     $     0.46    $    (1.52)   $    (0.05)

     Cumulative effect on prior years (to September 30, 1999)
       of change in method of revenue recognition, net of tax   $       --    $    (1.19)   $       --
                                                                ----------    ----------    ----------

     Net income (loss)                                          $     0.46    $    (2.71)   $    (0.05)
                                                                ==========    ==========    ==========
Weighted average shares outstanding
   Basic                                                            12,004        12,017        12,104
   Assuming dilution                                                12,008        12,017        12,104

Pro forma amounts assuming the new revenue recognition
method is applied retroactively:
   Net income (loss)                                            $    1,748    $  (18,230)   $     (568)
   Net income (loss) per common share (basic and diluted)       $     0.15    $    (1.52)   $    (0.05)

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended September 30,
                                                                --------------------------------------
                                                                   1999          2000          2001
                                                                ----------    ----------    ----------
                                                                            (In thousands)
Operating Activities:
   Net income (loss)                                            $    5,485    $  (32,574)   $     (568)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Cumulative effect of change in accounting principle           --        14,344            --
          Depreciation and amortization                              9,435        10,255        10,808
          Restructuring expenses                                        --        10,572          (696)
          Net (gain)/loss on sale or disposal of assets                269          (280)          413
          Deferred compensation expense                                 --             4             6
          Income from investment in unconsolidated affiliate          (304)         (225)         (267)
   Changes in operating assets and liabilities:
          Service charges receivable, net                           (1,828)          711          (205)
          Inventory                                                (14,080)        7,512         1,429
          Notes receivable related parties                              --          (201)        1,567
          Prepaid expenses, other current assets, and other
             assets, net                                            (1,727)        1,565        (1,559)
          Accounts payable and accrued expenses                      2,247         1,340        (1,800)
          Restructuring reserve                                         --            --        (1,887)
          Customer layaway deposits                                    244           (90)         (251)
          Deferred gains and other long-term liabilities               (50)         (129)         (145)
          Federal income taxes payable                                  --            --            --
          Deferred taxes                                             1,730         1,517          (223)
          Federal income taxes receivable                             (855)       (3,350)        5,045
                                                                ----------    ----------    ----------
Net cash provided by operating activities                              566        10,971        11,667

Investing Activities:
   Pawn loans forfeited and transferred to inventory                77,908        71,800        71,058
   Pawn loans made                                                (208,201)     (187,600)     (185,097)
   Pawn loans repaid                                               126,311       122,190       113,811
                                                                ----------    ----------    ----------
                                                                    (3,982)        6,390          (228)
   Short-term loans                                                     --           (33)       (1,217)
   Additions to property, plant and equipment                      (25,793)      (18,534)       (4,456)
   Acquisitions, net of cash acquired                               (1,802)           --            --
   Purchase of pawn related assets                                      --            --            --
   Investment in unconsolidated affiliate                           (1,808)         (841)          236
   Proceeds from sale of assets                                         --         4,585        13,978
                                                                ----------    ----------    ----------
Net cash provided by (used in) investing activities                (33,385)       (8,433)        8,313

Financing Activities:
   Proceeds from bank borrowings                                    52,000        52,000        38,825
   Payments on bank borrowings                                     (17,010)      (54,011)      (59,745)
   Payment of dividends                                               (600)         (300)           --
                                                                ----------    ----------    ----------
Net cash provided by (used in) financing activities                 34,390        (2,311)      (20,920)
                                                                ----------    ----------    ----------
   Change in cash and equivalents                                    1,571           227          (940)
   Cash and equivalents at beginning of period                       1,328         2,899         3,126
                                                                ----------    ----------    ----------
   Cash and equivalents at end of period                        $    2,899    $    3,126    $    2,186
                                                                ==========    ==========    ==========
Cash paid during the periods for:
          Interest                                              $    3,911    $    7,549    $    7,818
          Income taxes                                          $    2,325    $      311    $      320
Non-cash investing and financing activities:
   Deferred gain on sale-leaseback                              $       --    $       --    $    3,281
   Issuance of common stock to 401(k) plan                      $       72    $       96    $       89
   Accumulated foreign currency translation adjustment          $      174    $     (240)   $     (241)
   Receivable from insurer for loss of fixed asset              $       79    $       --    $       --

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                      Additional  Retained               Receivable       Other
                                     Common Stock      Paid In    Earnings/   Treasury      From       Comprehensive
                                   Shares  Par Value   Capital    (Deficit)    Stock     Stockholder   Income (loss)    Total
                                   ------  ---------  ----------  ---------   --------   -----------   -------------   --------
                                                                          (In thousands)
Balances at September 30, 1998     12,011  $     120  $  114,398  $  16,830   $    (35)  $      (729)  $         (30)  $130,554

   Issuance of common stock to
          401(k) plan                  10         --          72         --         --            --              --         72
   Payment of dividends                --         --          --       (600)        --            --              --       (600)
   Foreign currency translation
        Adjustment                     --         --          --         --         --            --             174        174
   Net income                          --         --          --      5,485         --            --              --      5,485
                                                                                                                       --------
   Total comprehensive income          --         --          --         --         --            --              --      5,659
                                   ------  ---------  ----------  ---------   --------   -----------   -------------   --------
Balances at September 30, 1999     12,021        120     114,470     21,715        (35)         (729)            144    135,685

   Issuance of common stock to
          401(k) plan                  75          1          95         --         --            --              --         96
   Payment of dividends                --         --          --       (300)        --            --              --       (300)
   Amortization of stock option
        Compensation                   --         --           4         --         --            --              --          4
   Foreign currency translation
        adjustment                     --         --          --         --         --            --            (240)      (240)
   Cumulative effect of change in
        accounting method              --         --          --    (14,344)        --            --              --    (14,344)
   Net loss                            --         --          --    (18,230)        --            --              --    (18,230)
                                                                                                                       --------
   Total comprehensive loss            --         --          --         --         --            --              --    (32,814)
                                   ------  ---------  ----------  ---------   --------   -----------   -------------   --------
Balances at September 30, 2000     12,096        121     114,569    (11,159)       (35)         (729)            (96)   102,671

   Issuance of common stock to
          401(k) plan                  41         --          89         --         --            --              --         89
   Amortization of stock option
        Compensation                   --         --           6         --         --            --              --          6
   Foreign currency translation
        adjustment                     --         --          --         --         --            --            (241)      (241)
   Net loss                            --         --          --       (568)        --            --              --       (568)
                                                                                                                       --------
   Total comprehensive loss            --         --          --         --         --            --              --       (809)
                                   ------  ---------  ----------  ---------   --------   -----------   -------------   --------
Balances at September 30, 2001     12,137  $     121  $  114,664  $ (11,727)  $    (35)  $      (729)  $        (337)  $101,957
                                   ======  =========  ==========  =========   ========   ===========   =============   ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: EZ Corp., Inc. (the "Company") is primarily engaged in establishing, acquiring, and operating pawnshops. As of September 30, 2001 and December 1, 2001, the Company operated 283 locations in 12 states. The pawnshops function as sources of customer credit and as specialty retailers primarily of previously owned merchandise.

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for its 29.47% interest in Albemarle & Bond Holdings, plc ("A&B") using the equity method.

REVENUE RECOGNITION: Pawn loans are made on the pledge of tangible personal property. Pawn service charges on pawn loans are recorded using the interest method for all pawn loans the Company deems to be collectible based on historical redemption rates (see Note B). If the pawn loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (pawn loan principal) or market (net realizable value) of the property. When this inventory is sold, sales revenue and the related cost are recorded at the time of sale.

SHORT-TERM LOANS: Short-term loans, commonly known as "payday loans," generally are made for periods of less than 30 days. Based on historical collection rates, the Company accrues short-term loan service charges on the loans the Company deems to be collectible.

The Company charges defaulted short-term loans and related fees to bad debt expense when they default, leaving only active loans in the reported balance. The amount collected from defaulted loans is recorded as a reduction of bad debt expense at the time of collection. The Company provides for a valuation allowance on both the principal and fees receivable, based on recent net default rates. Net defaults and changes in the principal valuation allowance are charged to bad debt expense. Changes to the fee receivable valuation allowance are charged to service charge revenue. In Fiscal 2001, the Company's bad debt expense, included in store operating expense, was $1.2 million.

INVENTORY: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited pawn loans, merchandise purchased from customers, merchandise acquired from the acquisition of other pawnshops, and new merchandise purchased from vendors. The Company provides an allowance for shrinkage and valuation based on management's evaluation of the market value of the merchandise. At September 30, 2000 and 2001, the valuation allowance deducted from the carrying value of inventory amounted to $2,238,000 and $1,059,000, respectively.

SOFTWARE DEVELOPMENT COSTS: The Company accounts for software development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 1999, 2000, and 2001, approximately $5,393,000, $8,055,000 and $1,979,000 were capitalized in connection with the development of internal software systems. Included in these amounts are $285,000, $942,000, and $278,000 of capitalized interest in 1999, 2000, and 2001. Capitalized costs are amortized over the estimated useful lives of each system when complete and ready for its intended use.

CUSTOMER LAYAWAY DEPOSITS: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected and the related merchandise has been delivered to the customer.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Provisions for depreciation are computed on a straight line basis using estimated useful lives of 30 years for buildings and 2 to 10 years for furniture, equipment, leasehold improvements, and software development costs.

INTANGIBLE ASSETS: Intangible assets consist primarily of excess purchase price over net assets acquired in acquisitions (or goodwill). Goodwill has been amortized on a straight-line basis over 20 to 40 years (the expected period of benefit). Accumulated amortization of goodwill was approximately $3,854,000 and $4,362,000 at September 30, 2000 and 2001, respectively. Accumulated amortization of all other intangible assets was approximately $1,232,000 and $2,250,000 at September 30, 2000 and 2001, respectively.

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

FOREIGN CURRENCY TRANSLATION: The Company's equity investment in A&B is translated into U.S. dollars at the exchange rate as of A&B's balance sheet date (June 30). The related interest in A&B's net income is translated at the average exchange rate for each six-month period reported by A&B. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was approximately $1,467,000, $1,442,000, and $1,146,000 for the fiscal years ended September 30, 1999, 2000, and 2001.

INCOME TAXES: The Company files a consolidated return with its wholly owned subsidiaries. Deferred taxes are recorded based on the liability method and result primarily from differences in the timing of the recognition of certain revenue and expense items for federal income tax purposes and financial reporting purposes.

STOCK-BASED COMPENSATION: The Company accounts for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income. See Note I, Common Stock, Warrants, and Options.

SEGMENTS: The Company accounts for its operations in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." No segment disclosures have been made as the Company considers its business activities as a single segment.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 2001, the FASB issued SFAS No. 141, "Business Combinations" that the Company adopted July 2001. SFAS No. 141 superceded Accounting Principles Board Opinion No. 16, "Business Combinations," and related literature, and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is prohibited. It also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS No. 141 had no effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which the Company must adopt by its fiscal year beginning October 1, 2002, but early adoption is allowed. Upon adoption, goodwill and other intangible assets having an indefinite useful life acquired in business combinations are no longer subject to amortization. All goodwill and other intangible assets having an indefinite useful life then become subject to periodic testing for impairment and are no longer amortized. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly. The Company has not yet determined SFAS No. 142's possible effect on the Company's consolidated financial position or results of operations, or if it will early-adopt the statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets impaired or to be disposed of. SFAS No. 144 is effective for the Company's Fiscal 2003 year beginning October 1, 2002, and is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

The new method was applied as of October 1, 1999. The charge of $14.3 million included in the accompanying statement of operations for the year ending September 30, 2000 represents the cumulative effect of applying the new method retroactively (net of an income tax benefit of $7.4 million). The pro forma amounts shown on the statements of operations reflect the effect of retroactive application on pawn service charge revenues and cost of goods sold had the new method been in effect for all periods, and the related income taxes.

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

In June 2001, the Company re-evaluated the seven remaining stores which had not been closed and decided to continue their operation, based on improved performance and future outlook for these stores. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores. The Company recorded an additional $0.3 million restructure expense for the 47 stores previously closed, primarily to account for lease obligations costing more than originally estimated, resulting in a net credit to restructuring expense of $1.0 million in the period ended June 30, 2001.

Of the $1.0 million net credit, $0.7 million is for the anticipated administrative costs and loss from disposing of the stores' fixed and intangible assets and is recorded as a credit to the restructuring expense, where the charge was recorded in September 2000. The remaining $0.3 million was originally charged to the cost of goods sold to write these stores' inventory down to liquidation value, and was credited to cost of goods sold in June 2001, as the Company no longer expects to sell this inventory at liquidation prices.

The results of operations from the 47 closed stores were as follows (in thousands):

                    Fiscal Years Ended September 30,
                 --------------------------------------
                    1999          2000          2001
                 ----------    ----------    ----------
Total revenues   $   16,183    $   15,367    $      939
Operating loss       (2,277)       (3,212)         (461)

At September 30, 2001, the Company had a remaining restructuring reserve of $217,000, primarily for remaining severance obligations and future rent on closed stores, the leases of which will expire over the next three years. The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals and adjustments made in the accruals (in thousands):


                                                 Write-off of
                       Lease                      Long-Lived      Administrative     Net Book        Proceeds
                     Settlement    Workforce    and Intangible    and Other Exit     Value of       from Sale       Total
                       Costs       Severance        Assets            Costs         Assets Sold     of Assets      Reserve
                     ----------    ---------    --------------    --------------    -----------    ------------    -------
Reserve balance
at September 30,
1999                 $       --    $      --    $           --    $           --    $        --    $         --    $    --

Additions
(reductions)                693        1,159             7,669               543          1,714          (1,206)    10,572

Reserve Utilized           (111)        (251)           (7,669)              (87)        (1,284)            479     (8,923)
                     ----------    ---------    --------------    --------------    -----------    ------------    -------

Reserve balance
at September 30,
2000                        582          908                --               456            430            (727)     1,649

Reserve Utilized           (677)        (784)               --              (380)           (46)                    (1,887)

Adjustments                 167          (18)           (1,151)              (22)          (399)            727       (696)

Reverse the
utilization of the
long-lived assets
reserve of stores
not being closed                                         1,151                                                       1,151

Reserve balance
at September 30,
2001                 $       72    $     106    $           --    $           54    $       (15)   $         --    $   217
                     ==========    =========    ==============    ==============    ===========    ============    =======


In conjunction with the restructuring in fiscal 2000, the Company recorded an additional $1.2 million inventory reserve for anticipated losses on sales at stores to be closed. This amount was charged to cost of goods sold in fiscal 2000 and is excluded from the table above. Of this inventory reserve, $0.1 million was utilized by September 30, 2000, $0.6 million was utilized in the first quarter of fiscal 2001, $0.2 million was utilized in the second quarter of fiscal 2001, and $0.3 million was reversed in the third quarter of fiscal 2001, as described above, leaving no balance as of June 30, 2001.

NOTE D: EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

                                                                            Years Ended September 30,
                                                                      -------------------------------------
                                                                         1999         2000          2001
                                                                      ----------   ----------    ----------
                                                                                 (In thousands)
Numerator
   Numerator for basic and diluted earnings per share:
          Net income (loss)                                           $    5,485   $  (32,574)   $     (568)
                                                                      ==========   ==========    ==========
Denominator
   Denominator for basic earnings per share:
        Weighted average shares                                           12,004       12,017        12,104
   Effect of dilutive securities:
     Employee stock options                                                   --           --            --
     Warrants                                                                  4           --            --
                                                                      ----------   ----------    ----------
          Dilutive potential common shares                                     4           --            --
                                                                      ----------   ----------    ----------

Denominator for diluted earnings per share: adjusted
weighted average shares and assumed conversions                           12,008       12,017        12,104
                                                                      ==========   ==========    ==========
Basic and diluted earnings per share                                  $     0.46   $    (2.71)   $    (0.05)
                                                                      ==========   ==========    ==========



Outstanding options to purchase shares of common stock were as follows:

                                                   Years Ended September 30,
                                             ------------------------------------
                                                1999         2000         2001
                                             ----------   ----------   ----------
Weighted average shares subject to options    1,534,763    1,569,924    1,289,441
Average exercise price per share             $    11.30   $    11.08   $     8.57

These options were excluded from the computation of diluted earnings per share in 1999 because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive. Options outstanding in 2000 and 2001 were excluded from the computation of loss per share because the Company incurred a loss for those years.

NOTE E: ACQUISITION OF PAWN STORES AND PURCHASE OF PAWN RELATED ASSETS

During the fiscal year ended September 30, 1999, the Company paid approximately $1.8 million for the acquisition of pawn stores and pawn related assets. The purchase price of the acquisitions was funded primarily from an existing bank line of credit. These acquisitions have been accounted for under the purchase method of accounting. The operating results of the acquired locations have been included in the Company's consolidated results of operations since their purchase dates. Through September 30, 2001, the Company has amortized the related goodwill of approximately $508,000 on a straight-line basis over periods ranging from 20 to 40 years.

There were no acquisitions during the fiscal years ended September 30, 2000 and 2001.

Since none of these acquisitions are material to the results of operations or financial position of the Company (individually or collectively) no pro forma results have been presented.

On March 28, 1998, the Company acquired 29.99% of the common shares of Albemarle & Bond Holdings, plc ("A&B") for approximately $10.8 million. On October 16, 1998, the Company acquired an additional 1,896,666 newly issued common shares of A&B for approximately $2 million. Following this purchase the Company owns 13,276,666 common shares of A&B, or approximately 29.47% of the total outstanding shares. A&B is primarily engaged in pawnbroking, retail jewelry sales and check cashing in England and Wales. Through September 30, 2001, the related goodwill of approximately $9.0 million was amortized over 20 years. Summarized financial information for this equity investment is not presented since the investment is not material in relation to the financial position or results of operations of the Company. The acquisition is accounted for using the equity method. Since A&B's fiscal year end is June 30, the income reported by the Company for its investment in A&B is on a three-month lag. The income reported for the Company's fiscal year end of September 30 represents its percentage interest in the results of A&B's operations, reduced by the amortization of goodwill, from July 1 to June 30. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at November 30, 2001, the market value of this investment was approximately $11.9 million, based on the closing market price and foreign currency exchange rate on that date.

NOTE F: PROPERTY AND EQUIPMENT

Major classifications of property and equipment were as follows:

                                      September 30,
                                ------------------------
                                   2000          2001
                                ----------    ----------
                                     (In thousands)
Land                            $    5,293    $    2,397
Buildings and improvements          46,019        36,744
Furniture and equipment             36,507        33,986
Software                             5,216        20,914
Construction in progress            15,110            52
                                ----------    ----------
Total                              108,145        94,093

Less accumulated depreciation      (47,015)      (49,128)
                                ----------    ----------

                                $   61,130    $   44,965
                                ==========    ==========

NOTE G: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                          September 30,
                                       -------------------
                                         2000       2001
                                       --------   --------
                                          (In thousands)
Trade accounts payable                 $  3,570   $  1,864
Accrued payroll and related expenses      4,765      4,083
Other accrued expenses                    3,676      3,719
                                       --------   --------
                                       $ 12,011   $  9,666
                                       ========   ========

NOTE H: LONG-TERM DEBT

Long-term debt consisted of:

                                                                                    September 30,
                                                                                 -------------------
                                                                                   2000       2001
                                                                                 --------   --------
                                                                                    (In thousands)
Note payable to bank under credit agreement dated December 10, 1998, as amended on September 29, 1999, March 31, 2000, December 15, 2000, and
April 30, 2001; interest payable monthly at prime rate plus 2.5% to 3.5% (8.7%
at September 30, 2001); annual commitment fee of 0.25% of the unused portion payable in quarterly installments; principal due December 3, 2001
                                                                                 $ 81,000   $ 60,192

Other                                                                                 112         --
                                                                                 --------   --------
                                                                                   81,112     60,192
Less current maturities                                                            22,087     15,947
                                                                                 --------   --------
                                                                                 $ 59,025   $ 44,245
                                                                                 ========   ========


Effective December 3, 2001, the Company amended and restated its credit agreement. Among other things, the amendment extends the maturity date to October 1, 2002. The amended credit agreement provides for a $45 million revolving credit facility and a term loan of approximately $15 million, which are secured by substantially all of the Company's assets. Availability under the revolving credit facility continues to be tied to loan and inventory balances. The term facility must be paid in full by July 1, 2002. These term facility payments will be made from operating cash flow and the sale of assets, primarily sale-leaseback transactions of owned properties. Interest on the revolving credit facility will accrue at the agent bank's prime rate ("Prime") plus 300 basis points, but will be payable monthly at Prime plus 100 basis points. The accrued but unpaid interest will be payable upon the earlier of the refinancing or maturity of the revolving credit facility. Interest on the term loan will accrue and be paid monthly at Prime plus 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

The Company believes that the financial covenants established in the amended credit facility will be achieved based upon the Company's current and anticipated performance. Based upon management's expected performance for Fiscal 2002, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and to make the required principal payments under the term loan during Fiscal 2002. However, material shortfalls or variances from anticipated performance or the delay in the sale of certain of its assets could require the Company to seek a further amendment to the amended credit facility or alternate sources of financing, or to limit capital expenditures to an amount less than that currently anticipated or permitted under the amended and restated credit facility.

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

At September 30, 2001, warrants to purchase 23,579 shares of Class A Common Stock and 4,074 shares of Class B Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.

The Company has an Incentive Stock Option Plan (the "1991 Plan") under which options to purchase Class A Common Stock could be granted to employees until adoption of the 1998 Plan discussed below. Options granted under the 1991 Plan were granted at exercise prices equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Grants under the 1991 Plan provide for accelerated vesting upon a change in control of the Company.

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"), which provides for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans.

On November 5, 1998, the Compensation Committee of the Board of Directors approved a grant of 1,023,000 options to named executives, exercisable at $10.00 per share, and, except as discussed below, vesting on October 6, 2008. As of September 30, 2001, 450,000 of these options remained outstanding (options granted less options canceled due to employee termination) and none had been exercised. The terms of this grant provide for accelerated vesting upon achievement of certain debt to equity ratios and levels of earnings per share, ranging from $1.30 in Fiscal 2001 to $3.66 in Fiscal 2005.

In Fiscal 2000 and 2001, the Compensation Committee of the Board of Directors approved additional grants of options under the 1998 Plan at exercise prices ranging from $2.00 to $15.00. Under both the 1991 Plan and the 1998 Plan, the options vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. No options have been exercised pursuant to either Plan. Total options available for grant at September 30, 2001 under the 1998 Plan were 242,250. A summary of the option plan activity follows:

                         SUMMARY OF OPTION PLAN ACTIVITY

                                             Number of Shares      Price Range of Shares       Weighted Average
                                             ----------------      ---------------------       ----------------
Outstanding at September 30, 1998                     647,510        $ 8.75 - $21.75                $ 13.20
             Granted                                1,048,000                 $10.00                $ 10.00
             Canceled                                 (88,237)       $ 8.75 - $21.75                $ 11.58
             Exercised                                     --               -                            --
                                                           --        ---------------                -------
Outstanding at September 30, 1999                   1,607,273        $10.00 - $21.75                $ 11.20
             Granted                                  250,000        $ 2.00 - $15.00                $  9.12
             Canceled                                (858,967)       $10.00 - $21.75                $ 11.15
             Exercised                                     --               -                            --
                                                    ---------        ---------------                -------
Outstanding at September 30, 2000                     998,306        $ 2.00 - $21.75                $ 10.73
                                                    ---------        ---------------                -------
             Granted                                  387,800        $ 2.00 - $ 2.41                $  2.01
             Canceled                                (119,883)       $ 2.00 - $21.75                $  5.10
             Exercised                                     --               -                            --
                                                    ---------        ---------------                -------
Outstanding at September 30, 2001                   1,266,223        $ 2.00 - $21.75                $  8.60
                                                    ---------        ---------------                -------

                          RANGE OF OPTIONS OUTSTANDING

                                                          Weighted                        Exercisable
                                          Weighted        Average                            Shares
                         Number of         Average       Remaining                          Weighted
   Range of               Shares          Exercise      Contractual                        Avg. Exer.
Exercise Prices         Outstanding        Price        Life (years)    Exercisable          Price
---------------         -----------       --------      ------------    -----------       -----------
$ 2.00-$ 4.00              406,750         $ 2.40           8.95          48,000            $  3.92
$10.00-$10.00              526,000         $10.00           7.24          10,400            $ 10.00
$12.00-$12.75               88,273         $12.32           4.55          70,773            $ 12.40
$13.00-$21.75              245,200         $14.50           4.97         145,200            $ 14.84
--------------           ---------         ------           ----         -------            -------
$12.00-$21.75            1,266,223         $ 8.60           7.16         274,373            $ 12.12


In accordance with SFAS 123, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended September 30, 2000 and 2001, respectively:

                                                                        September 30,
                                                                    ----------------------
                                                                     2000           2001
                                                                    -------        -------
Risk-free interest rate                                                6.00%          5.50%
Dividend yield                                                            0%             0%
Volatility factor of the expected market price of the
    Company's common stock                                            0.890          1.490
Expected life of the options                                        5 years        5 years
Weighted average fair value of options granted:
    Exercise price greater than fair value at date of grant         $  3.51        $  0.99
    Exercise price less than fair value on the date of grant        $  2.38        $  2.30

During Fiscal 2000, options to purchase 50,000 shares were granted to an employee below the market price on the date of grant. As a result, the Company recorded deferred compensation of approximately $31,000, of which $4,000 and $6,000 was amortized to non-cash compensation expense during Fiscal 2000 and 2001. The remaining unearned compensation will be recognized as non-cash compensation expense over the remaining vesting period of approximately three years.

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

                                                     1999       2000        2001
                                                   --------   --------    --------
Net income (loss), as reported                     $  5,485   $(32,574)   $   (568)
Less: pro forma compensation expense                    558         13         447
                                                   --------   --------    --------
Net income (loss), pro forma                       $  4,927   $(32,587)   $ (1,015)

Basic and diluted earnings (loss) per share, pro
forma                                              $   0.41   $  (2.71)   $  (0.08)

Shares of reserved common stock at September 30, 2001, were as follows:

                                      Class A     Class B
                                     ---------   ---------
Stock option plan                    1,275,000          --
Stock warrants                          23,579       4,074
401(k) plan                            100,000          --
Conversion of Class B Common Stock   1,198,990          --
                                     ---------   ---------
                                     2,597,569       4,074
                                     =========   =========

NOTE J: INCOME TAXES

As of September 30, 2001, the Company had federal net operating loss carryforwards of $5,749,000 which will expire in 2020, if not utilized. The Company has alternative minimum tax and foreign tax credit carryforwards of $330,000 and $35,000 respectively. The alternative minimum tax credit carryforwards do not expire. The foreign tax credit carryforwards begin to expire in 2004, if not utilized.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. If a change in ownership were to occur, the annual limitation may result in the expiration of net operating losses before utilization.

The income tax provision (benefit) attributable to continuing operations is as follows:

                    Years Ended September 30,
                 --------------------------------
                   1999        2000        2001
                 --------    --------    --------
                          (In thousands)
Current
     Federal     $  1,419    $ (5,302)   $     --
     State             71          --          --
                 --------    --------    --------
                    1,490      (5,302)         --
Deferred
     Federal        1,730       1,517        (142)
     State             --          --          --
                 --------    --------    --------
                 $  3,220    $ (3,785)   $   (142)
                 ========    ========    ========


Income tax expense (benefit) is included in the financial statements as follows:

                                                         Years Ended September 30,
                                                      --------------------------------
                                                        1999        2000        2001
                                                      --------    --------    --------
                                                               (In thousands)
Continuing operations                                 $  3,220    $ (3,785)   $   (142)
Cumulative effect of change in accounting principle         --      (7,390)         --
                                                      --------    --------    --------
                                                      $  3,220    $(11,175)   $   (142)
                                                      ========    ========    ========

A reconciliation of income taxes calculated at the statutory rate and the provision (benefit) for income taxes attributable to continuing operations is as follows:

                                                               Years Ended September 30,
                                                            --------------------------------
                                                              1999        2000        2001
                                                            --------    --------    --------
                                                                     (In thousands)
Income taxes at the federal statutory rate                  $  3,047    $ (7,485)   $   (242)
Effect of nondeductible amortization of intangible assets         27          27          --
State income tax, net of federal benefit                          73          --          --
Change in valuation allowance                                     --       3,700          --
Other                                                             73         (27)        100
                                                            --------    --------    --------
                                                            $  3,220    $ (3,785)   $   (142)
                                                            ========    ========    ========

Income before income taxes for continuing operations on the statements of operations differs from taxable income due to the following, which are accounted for differently for financial statement purposes than for federal income tax purposes and result in deferred tax expense (benefit):

                                                       Years Ended September 30,
                                                   --------------------------------
                                                     1999        2000        2001
                                                   --------    --------    --------
                                                            (In thousands)
Inventory basis                                    $   (133)   $    480    $   (661)
Provision for store closings and related charges         71      (3,240)      2,957
Software basis                                        1,870       2,611        (111)
General reserves                                        126        (981)        401
Tax carryforwards                                        --        (522)     (1,798)
Deferred gains                                           --          --      (1,075)
Valuation allowance                                      --       3,700          --
Other                                                  (204)       (531)        145
                                                   --------    --------    --------
                                                   $  1,730    $  1,517    $   (142)
                                                   ========    ========    ========

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                        2000        2001
                                                      --------    --------
                                                         (In thousands)
Deferred tax liabilities:
   Amortization of software costs                     $  6,707    $  7,235
   Prepaid expenses                                        314         503
   Other                                                   160          10
                                                      --------    --------
Total deferred tax liabilities                           7,181       7,748

Deferred tax assets:
   Book over tax depreciation                            3,677       5,306
   Tax over book inventory                               7,560       7,826
   Accrued liabilities                                     153          94
   Provision for store closings and related charges      3,031          74
   Pawn service charge receivable                        1,935       2,037
   Tax carryforwards                                       522       2,331
                                                      --------    --------
Total deferred tax assets                               16,878      17,668
                                                      --------    --------
Net deferred tax asset                                   9,697       9,920
Valuation allowance                                     (3,700)     (3,700)
                                                      --------    --------
Net deferred taxes                                    $  5,997    $  6,220
                                                      ========    ========

The Company has established a valuation allowance due to uncertainties regarding the realization of certain deferred tax assets. The valuation allowance was not increased during the year ended

September 30, 2001 because management believes that it is more likely than not that the Company's net deferred tax asset will be realized as a result of expected future taxable income from operations and certain tax planning strategies.

Substantially all of the Company's operating income was generated from domestic operations during 2000 and 2001. At September 30, 2000 and 2001, the Company has provided deferred income taxes on all undistributed earnings from its foreign unconsolidated affiliate. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2000 and 2001 of approximately $258,000 and $235,000, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

NOTE K: RELATED PARTY TRANSACTIONS

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff, an affiliate of the general partner of the majority stockholder, provides management consulting and investment banking services to the Company for a $33,333 monthly retainer. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, the affiliate earns fees from the Company for other business and financial consulting services. Morgan Schiff has waived these consulting fees since July 2000. In Fiscal 2001, Morgan Schiff received expense reimbursements of $426,000 from the Company. In Fiscal 2000, Morgan Schiff received $33,333 per month from October to June for its services as a financial advisor and received expense reimbursements of $574,000. In Fiscal 1999, Morgan Schiff received $33,333 per month for its services as a financial advisor and received related expense reimbursements of $412,000.

In 1994, the Company loaned the former President and Chief Executive Officer and current director, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. The maturity date of the loan is the earlier of (a) ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company's stock is equal to or exceeds $6 per share. As of September 30, 2001, the amount owed is approximately $729,000 plus accrued interest of approximately $54,500. The Company records interest income on the loan. Any forgiveness of interest is charged as compensation expense for Mr. Lambiase.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company's Class A Non-voting Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, initially due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (5.8% for Fiscal 2001).

Mr. Lambiase repaid his $1.5 million loan August 14, 2001. As stipulated by a loan amendment dated August 15, 2000, the company forgave the related accrued interest on this date and reimbursed Mr. Lambiase for the income tax consequences of the interest forgiven.

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley's death or disability or certain changes in control the then remaining principal and interest will be forgiven. Accrued interest is forgiven based upon continued employment and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt. Through September 30, 2001, the stock price target had not been attained.

Under both the $1.5 million loans to Mr. Lambiase and Mr. Brinkley, charges to operations consist of interest forgiveness and related income tax costs and totaled approximately $272,000, $306,000, and $288,000 for the years ended September 30, 1999, 2000, and 2001, respectively. In Fiscal 2001, the interest forgiveness and related income tax costs related to Mr. Lambiase's $1.5 million loan were $127,000 and were charged to the Company's restructuring reserve.

In February 2000, the Company loaned Mr. Rotunda $200,000. The principal and interest of the loan are subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company is required to reimburse Mr. Rotunda for the income tax consequence of any portion of the interest forgiven. The remaining balance of this loan was $133,333 at September 30, 2001.

NOTE L: LEASES

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under noncancelable leases including closed stores are as follows for each of the years ending September 30:

                             Total
                        (In thousands)
                        --------------
                   2002                $ 10,919
                   2003                   8,812
                   2004                   5,846
                   2005                   3,859
                   2006                   2,588
                Thereafter               15,367
                                       --------
                                       $ 47,391
                                       ========

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases amount to $173,000 in 2002 and $99,000 in 2003.

Rent expense for the years ending September 30, 1999, 2000, and 2001 was $13.0 million, $13.6 million, and $13.0 million, respectively.

During Fiscal 2001, the Company completed several sale-leaseback transactions of some of its previously owned facilities. Losses on such sales were recognized immediately, and gains on such sales were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. Future rentals pursuant to these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on the Company's other lease agreements.

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

The Company agreed to accelerate the release of contractual restrictions on the transfer of Mr. Logue's 967,742 shares of common stock. The settlement released 191,548 shares immediately, and a like amount was released on October 29, 1998. An additional 95,774 shares were released from restrictions on each of October 29, 1999 and October 29, 2000, with the remaining 40% of the shares released in July 2001. As a result of this settlement, on February 4, 1998, 285,417 shares of Mr. Logue's Class B Voting Common Stock were converted to publicly traded Class A Non-voting Common Stock. The majority holder of the Class B Voting Common Stock had previously approved and implemented the conversion of Mr. Logue's other 682,325 shares from Class B Common Stock to Class A Common Stock during the fiscal years ended September 30, 1996 and 1997. Also as a part of this settlement, Mr. Logue agreed to assign 10,000 shares of his stock to the Company. The Company accounted for the receipt of these shares as a capital transaction and has excluded the effect of this transfer from net income. The Company and Mr. Logue also clarified the scope of Mr. Logue's continuing non-competition agreement, negotiated a five year limitation on Mr. Logue's financial investments in competing pawnshop businesses and negotiated renewal options with respect to certain existing real estate leases for store locations.

As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes a base salary of $400,000 and an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as the immediate vesting of all stock options. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. As long as Mr. Rotunda's employment with the Company continues, a $200,000 loan by the Company to Mr. Rotunda is subject to forgiveness over a three-year period ending on February 24, 2003.

Vincent A. Lambiase was employed as the Company's President and Chief Executive Officer pursuant to an employment which provided for an annual salary, a bonus, and a $1,500,000 loan and a $729,000 loan from the Company, among other things. As of August 15, 2000, the Company entered into an agreement with Mr. Lambiase whereby the parties mutually agreed to terminate his employment with the Company. According to the terms of this agreement, the Company paid Mr. Lambiase a monthly salary of $37,500 through August 14, 2001. This agreement further modified the terms and conditions of the $1.5 million and $729,000 loans. See Note K.

NOTE N: 401(k) PLAN

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute a maximum of 15% of their compensation within allowable limits. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company will match 25% of each employee's contribution, up to 6% of their compensation, in the form of the Company's Class A Non-voting Common Stock. Contribution expense related to the plan for 1999, 2000 and 2001 was approximately $72,000, $96,000 and $89,000, respectively.

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

NOTE Q: QUARTERLY INFORMATION (UNAUDITED)


                                                         Year Ended September 30
                                 ----------------------------------------------------------------------
                                 First Quarter(1)    Second Quarter    Third Quarter     Fourth Quarter
                                 ----------------    --------------    --------------    --------------
                                                 (In thousands, except per share amounts)
Fiscal 2001

Total revenues                   $       47,241      $       48,819    $       43,100    $       47,010
Net revenues                             29,143              27,384            24,673            25,881
Restructuring expense                        --                  --              (696)               --
Net income (loss)                         1,053                  33              (442)           (1,212)

Net income (loss) per share      $         0.09      $         0.00    $        (0.04)   $        (0.10)

Fiscal 2000

Total revenues                   $       53,940      $       53,697    $       42,238    $       47,524
Net revenues                             31,257              29,010            26,153            22,925
Restructuring expense                        --                  --                             (10,572)
Net income (loss) before
cumulative effect of change in
accounting principle                      1,263              (1,279)           (2,150)          (16,064)
Cumulative effect of change in
accounting principle                    (14,344)                 --                --                --
Net income (loss)                       (13,081)             (1,279)           (2,150)          (16,064)

Per share amounts:
Net income (loss) before
cumulative effect of change in
accounting principle             $         0.10      $        (0.11)   $        (0.18)   $        (1.33)
Net income (loss)                $        (1.09)     $        (0.11)   $        (0.18)   $        (1.33)

Fiscal 1999

   Total revenues                $       60,415      $       60,083    $       53,902    $       57,569
   Net revenues                          31,393              28,982            28,520            29,250
Net income                                2,379               2,151               469               486

Net income per share             $         0.20      $         0.18    $         0.04    $         0.04


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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of December 1, 2001 were as follows:

Name                                 Age       Title
----                                 ---       -----
Sterling B. Brinkley(1)              49        Chairman of the Board of Directors
Joseph L. Rotunda(1)(3)              54        President, Chief Executive Officer, and Director
Daniel N. Tonissen(1)(3)             51        Senior Vice President, Chief Financial Officer,
                                               Assistant Secretary, and Director
Mark C. Pickup(2)(4)                 51        Director
Steve Price(2)(4)                    63        Director
Richard D. Sage(2)(4)                61        Director
Vincent A. Lambiase                  61        Director
Robert F. Bloom                      50        Senior Vice President of Operations
John R. Kissick                      59        Vice President of Strategic Development
Matthew B. Campbell                  45        Vice President of Administration
Connie L. Kondik                     37        Secretary and General Counsel
Daniel M. Chism                      33        Controller and Assistant Secretary
Tom B. Young                         52        Chief Information Officer

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

Mr. Rotunda has served as director, President, and Chief Executive Officer of the Company since August 2000 following his initial employment with EZCorp as director, President, and Chief Operating Officer in February 2000. From 1998 to 2000, he was Chief Operating Officer of G&K Services, Inc, a $500 million provider of uniform and textile products based in Minneapolis MN. From 1991 to 1998 he progressed through several officer positions to ultimately become Executive Vice President and Chief Operating Officer of Thorn Americas, Inc. (d.b.a. Rent-A-Center, Remco, and U-Can Rent) as the company grew from 700 to 1400 stores. Mr. Rotunda began his career with Montgomery Ward, from 1969 through 1991, and held numerous positions including Territory Vice President and Vice President of Customer Service and New Stores. Mr. Rotunda also currently serves as a Director of RTO Enterprises, Inc., Toronto, Canada.

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

Mr. Bloom has served as the Senior Vice President of Operations since June 2000. From January 1999 to May 2000, he served as the Metromedia Restaurant Group Regional Vice President of Franchise Operations for the Family Steakhouse division. Prior to 1999, he served as the Divisional Vice President of the Rural Division for Thorn Americas, Vice President and General Manager for Thorn Leasing Concepts, and Vice President Operations Administration for Thorn Americas, Inc.

Mr. Kissick has served as Vice President of Strategic Development since August 2001. From 1991 to 1998 he served as Vice President of Strategic Planning for Thorn Americas, Inc. Prior to 1991, he held senior marketing positions at Reynolds and Reynolds, Hobart Corporation, and Pizza Hut.

Mr. Campbell served as the Company's Vice President of Human Resources from May 2001 to August 2001. Since August 2001, Mr. Campbell has served as the Company's Vice President of Administration. From 1998 to 2001, Mr. Campbell served as the Chief Operating Officer of SpinCycle, Inc., where he also served as the Chief Learning Officer from 1997 to 1998. From 1994 to 1997, Mr. Campbell was the Senior Director of Training and Management Development for Thorn Americas, Inc. From 1991 to 1994, he served as the Dean of Remco University for Remco America, Inc. Mr. Campbell also served as a Professor of Political Science for Troy State University from 1983 to 1991.

Ms. Kondik has served as General Counsel since June 2000 and as Secretary since January 2001. From June 1995 to June 2000, Ms. Kondik served as Sr. Associate General Counsel, Vice--President, and Assistant Secretary of Empire Funding Corp. and TMI Financial, Inc., a national sub-prime mortgage lender and servicer.

Mr. Chism has served as Controller and Assistant Secretary of the Company since August 1999 and as Secretary from May 2000 to January 2001. From 1996 to 1999, Mr. Chism served as Audit Manager for Ernst & Young LLP, where he also served as an audit Senior and audit staff member from 1991 to 1995. From 1995 to 1996, Mr. Chism served as a Director of Internal Audit and a departmental Controller for VarTec Telecom, Inc. Mr. Chism is a Certified Public Accountant licensed by the Texas State Board of Public Accountancy.

Mr. Young has served as the Chief Information Officer of the Company since May 2000. From 1995 to 1999 he served as the Director of Retail Systems for Cracker Barrel Old Country Stores. Prior to 1995 he served as Director of Systems and Director of Telecommunications for Service Merchandise.

COMMITTEES OF THE BOARD

The Board of Directors held five meetings during the year ended September 30, 2001. The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 2001 were Mr. Brinkley, Mr. Rotunda, and Mr. Tonissen. The Executive Committee held four meetings, which all members attended. The members of the Audit Committee for Fiscal 2001 were Mr. Pickup, Mr. Sage, and Mr. Price. The Audit Committee held four meetings which all members attended. All audit committee members are independent directors and are financially literate. As a former Partner of Ernst & Young LLP, Mr. Pickup has significant accounting and financial expertise. The Compensation Committee, comprised of Mr. Pickup and Mr. Price, held one meeting during Fiscal 2001 of which all members attended. The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen and held one meeting during Fiscal 2001 of which all members attended. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based primarily on statements received from officers and directors and a review of the relevant Forms 3, 4, and 5, all officers, directors, and beneficial owners of more than ten percent of any class of equity securities were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table sets forth compensation paid by the Company and its subsidiaries for services during Fiscal 1999, Fiscal 2000 and Fiscal 2001 to the Company's Chief Executive Officer, and to each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (such persons collectively herein referred to as the "Named Executive Officers").

                                                                                                All other
                                                            Annual Compensation               Compensation

Name and Principal Position                       Year     Salary($)    Bonus($)   Other($)     ($)(1)(2)
                                                  ----     ---------    --------   --------     ---------
Sterling B. Brinkley                              1999       325,000     124,468     70,270          --
Chairman of the Board(3)                          2000       282,502      83,720     78,528       2,311
                                                  2001        25,472      87,000     81,605       1,669

Joseph L. Rotunda                                 1999            --          --         --          --
President & Chief Executive Officer(4)            2000       208,654          --    170,191         690
                                                  2001       400,000      78,298     75,852       2,622

Vincent A. Lambiase                               1999       450,000     135,538    159,413       3,600
Former President & Chief Executive Officer,       2000       450,000     154,783    576,294       2,370
Current director(5)                               2001            --     148,947    101,568          --

Daniel N. Tonissen                                1999       239,423          --     22,000       2,592
Senior Vice President, Chief Financial            2000       240,000          --     41,798       1,706
Officer and Assistant Secretary(6)                2001       240,000          --     28,018       1,830

Robert F. Bloom                                   1999            --          --         --          --
Senior Vice President of Operations(7)            2000        73,596          --     30,048         210
                                                  2001       161,539          --         --       1,179

Tom B. Young                                      1999            --          --         --          --
Chief Information Officer                         2000        41,827          --         --          --
                                                  2001       126,803          --         --         276

Daniel M. Chism                                   1999        19,231          --         --          --
Controller and Secretary                          2000       125,000       8,712         --         891
                                                  2001       129,810          --         --         313

(1) The Company's long-term compensation program for most senior officers does not include long-term incentive payouts, SARs, or other forms of compensation.

(2) This category includes the value of any insurance premiums paid on behalf of the named executive.

(3) Mr. Brinkley's Other Annual Compensation includes $81,605 for payment of taxes for Fiscal 2001.

(4) Mr. Rotunda's Other Annual Compensation includes $54,523 for payment of taxes for Fiscal 2001.

(5) Mr. Lambiase's Other Annual Compensation includes $101,568 for payment of taxes for Fiscal 2001. Mr. Lambiase's Fiscal 2001 salary was reported as "Other" compensation in Fiscal 2000 due to its inclusion in a termination agreement at that time.

(6) Mr. Tonissen's Other Annual Compensation includes $22,036 for auto allowance.

(7) Mr. Bloom's Other Annual Compensation for Fiscal 2000 includes $30,048 for relocation to Austin, Texas.

EMPLOYMENT AGREEMENTS

As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes a base salary of $400,000 and an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. As long as Mr. Rotunda's employment with the Company continues, a $200,000 loan by the Company to Mr. Rotunda is subject to forgiveness over a three-year period ending on February 24, 2003.

Vincent A. Lambiase was employed as the Company's President and Chief Executive Officer pursuant to an employment agreement which provided for an annual salary, a bonus, and a $1.5 million loan and a $729,000 loan from the Company, among other things. As of August 15, 2000, the Company entered into an agreement with Mr. Lambiase whereby the parties mutually agreed to terminate his employment with the Company. Pursuant to the terms of this agreement, the Company paid Mr. Lambiase a monthly salary of $37,500 through August 14, 2001. This agreement further modified the terms and conditions of the $1.5 million loan by extending the term and forgiving interest. Mr. Lambiase repaid the $1.5 million loan in accordance with its terms. As stipulated by the loan amendment dated August 15, 2000, the Company forgave the related accrued interest on this date and reimbursed Mr. Lambiase for the income tax consequences of the interest forgiven. The $729,000 loan was also modified to change the maturity date and provisions related to forgiveness and repayment of interest.

INSIDER NOTES

In 1994, the Company loaned the former President and Chief Executive Officer and current director, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. The maturity date of the loan is the earlier of (a) ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company's stock is equal to or exceeds $6 per share. As of September 30, 2001, the amount owed is approximately $729,000 plus accrued interest of approximately $54,500. The Company records interest income on the loan. Any forgiveness of interest is charged as compensation expense for Mr. Lambiase.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company's Class A Non-voting Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, initially due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (5.8% for Fiscal 2001).

Mr. Lambiase repaid his $1.5 million loan in accordance with its terms. As stipulated by the loan amendment dated August 15, 2000, the company forgave the related accrued interest on this date and reimbursed Mr. Lambiase for the income tax consequences of the interest forgiven.

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley's death or disability or certain changes in control the then remaining principal and interest will be forgiven. Accrued interest is forgiven based upon continued employment and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt. Through September 30, 2001, the stock price target had not been attained.

In February 2000, the Company loaned Mr. Rotunda $200,000. The principal and interest of the loan are subject to forgiveness in equal increments over a three-year period ending February 24, 2003 conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company is required to reimburse Mr. Rotunda for the income tax consequence of any portion of the interest forgiven. The remaining balance of this loan was $133,333 at September 30, 2001.

DIRECTOR COMPENSATION

Mr. Pickup receives $25,000 per annum as compensation for his service as a director and Chairman of the Audit Committee. Mr. Price and Mr. Sage each receive $12,000 per annum as compensation for their board service. No other outside director receives compensation from the Company.

STOCK OPTIONS

On November 5, 1998, the Compensation Committee of the Board of Directors approved the grant of 350,000 options to Sterling B. Brinkley and 100,000 options to Daniel N. Tonissen which remain outstanding. The options are exercisable at $10 per share, vest on October 6, 2008, and have a contractual life of ten years. The terms of this grant provide for accelerated vesting upon achievement of certain debt to equity ratios and levels of earnings per share, ranging from $1.30 in Fiscal 2001 to $3.66 in Fiscal 2005. If any of these options fail to qualify as incentive options under the Internal Revenue Code, the Company has agreed to pay a bonus to each Optionee at the time and in the amount of any tax savings actually realized by the Company resulting therefrom.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                Number of     % of Total                                    Potential Realizable Value
                               Securities      Options/                                      At Assumed Annual Rates of
                               Underlying        SARs          Exercise                    Stock Price Appreciation for
                                Options/      Granted to          or                               Option Term(2)
                                  SARs       Employees in     Base Price     Expiration
Name                           Granted(1)    Fiscal Year        ($/Sh)          Date            5%              10%
                              ------------   ------------    ------------   ------------   ------------    ------------
Sterling B. Brinkley
Chairman of the Board                   --             --    $         --             --   $         --    $         --

Joseph L. Rotunda
President & Chief Executive
Officer                            200,000             52%           2.00                  $         --    $    167,407

Robert Bloom
Senior Vice President of
Operations                          10,000              3%           2.00             --   $         --    $      8,370

John R. Kissick
Vice President of Strategic
Development                         10,000              3%           2.00             --   $      9,809    $     27,465

Matthew B. Campbell
Vice President of
Administration                      10,000              3%           2.41             --   $     16,785    $     41,003

Connie L. Kondik
Secretary and General
Counsel                              5,000            1.5%           2.00             --   $         --    $      4,185

Daniel M. Chism
Controller and Assistant
Secretary                            5,000            1.5%           2.00             --   $         --    $      4,185

Tom Young
Vice President, Chief
Information Officer                 10,000              3%           2.00             --   $         --    $      8,370

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

                     AGGREGATE OPTIONS/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 2001 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.

                                           Shares                  Number of Securities       Value of Unexercised
                                          Acquired                Underlying Unexercised          In-the-Money
                                             On        Value          Options/SARs at           Options/SARs at
                                          Exercise    Realized          FY-End (#)               FY-End ($)(1)
Name                                         (#)        ($)      Exercisable/Unexercisable  Exercisable/Unexercisable
STERLING B. BRINKLEY
Chairman of the Board                         --         --           125,000/350,000                 0/0

JOSEPH L. ROTUNDA
President & Chief Executive Officer           --         --           106,667/293,333                 0/0

DANIEL N. TONISSEN
Senior Vice President and Chief
Financial Officer and Assistant               --         --           42,313/112,000                  0/0
Secretary

ROBERT BLOOM
Senior Vice President of Operations           --         --             4,000/16,000                  0/0

JOHN R. KISSICK
Vice President of Strategic Development       --         --              0/10,000                     0/0

MATTHEW B. CAMPBELL
Vice President of Administration              --         --              0/10,000                     0/0

CONNIE L. KONDIK
Secretary and General Counsel                 --         --             1,000/4,000                   0/0


DANIEL M. CHISM                               --         --            5,000/10,000                   0/0
Controller and Secretary

TOM YOUNG                                     --         --            4,000/16,000                   0/0
Vice President, Chief Information
Officer

(1) Values stated are based upon the closing price of $1.700 per share of the Company's Class A Non-voting Common Stock on The NASDAQ Stock Market on September 27, 2001, the last trading day of the fiscal year.

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

Options granted under the 1991 Plan were granted at exercise prices equal to or above the fair market value on the date of the grant. In October 1994, the Board of Directors amended the Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 2000, the Company had 193,813 active options outstanding to executives under the 1991 Plan at prices ranging from $12.00 to $14.00. Of these options, 179,013 are vested and none has been exercised.

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

As of September 30, 2001, the Company had 947,000 active options outstanding to executives (options granted less options canceled due to employee termination) under the 1998 Plan at prices ranging from $2.00 to $15.00. Of these options, 127,467 are vested and none have been exercised.

401(k) PLAN

On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the "401(k) Plan"), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company and those subsidiaries that adopt it may contribute up to 15% of their compensation (not to exceed $10,500 in 2001) to the plan trust. The Company will match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the 401(k) Plan for 2001 was approximately $89,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 20% of the total contributions vesting each year once the employee has three years of service. On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.

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

The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of November 30, 2001 for (i) each of the Company's current directors, (ii) each of the named executive officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iv) all current officers and directors as a group.


          Name and Address                           Class A                       Class B
               of the                               Non-voting                      Voting
        Beneficial Owners(a)                       Common Stock                   Common Stock
        --------------------                   --------------------            -------------------      Voting
                                               Number       Percent            Number      Percent      Percent
                                               ------       -------            ------      -------      -------
MS Pawn Limited Partnership(b)(g)           1,388,857(h)     11.44%(h)        1,194,131     100.00%         100%
MS Pawn Corporation

Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York 10022

Sterling B. Brinkley (c)                      325,615         2.94%                  --         --           --
350 Park Avenue, 8th Floor
New York, New York 10022

Vincent A. Lambiase                            63,150         0.58%                  --         --           --
1901 Capital Parkway
Austin, Texas 78746

Joseph L. Rotunda(d)                          106,667         0.97%
1901 Capital Parkway
Austin, TX 78746

Daniel N. Tonissen(e)                          47,313         0.43%                  --         --           --
1901 Capital Parkway
Austin, Texas 78746

Robert Bloom(i)                                 4,000         0.04%                  --         --           --
1901 Capital Parkway
Austin, Texas 78746

John Kissick(k)                                     0         0.00%                  --         --           --
1901 Capital Parkway
Austin, Texas 78746

Matthew Campbell(j)                                 0         0.00%                  --         --           --
1901 Capital Parkway
Austin, Texas 78746

Connie Kondik(n)                                1,000         0.01%                  --         --           --
1901 Capital Parkway
Austin, Texas 78746

Daniel M. Chism(l)                              5,000         0.05%                  --         --           --
1901 Capital Parkway
Austin, Texas 78746

Tom Young(m)                                    4,000         0.04%                  --         --           --
1901 Capital Parkway
Austin, Texas 78746

Mark C. Pickup                                  2,600         0.02%                  --         --           --
6734 Corte Segunda
Martinez, California 94553

Steve Price                                         0         0.00%                  --         --           --
7 Monterey Pine Drive
Newport Coast, California 92657

Richard D. Sage(o)                                 31         0.00%                  --         --           --
13636 Deering Bay Drive
Coral Gables, Florida 33158

All officers and directors as a               289,202         4.98%                  --         --           --
group (fifteen persons)(b)(f)


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

(d) Includes options to acquire 40,000 shares of Class A Common Stock at $4.00 per share and 66,667 shares of Class A Common Stock at $2.00. Does not include options to acquire 50,000 shares of Class A Common Stock at $10.00, 50,000 shares of Class A Common Stock at $13.00 or 50,000 shares of Class A Common Stock at $15.00, none of which are currently exercisable.

(e) Includes options to acquire 24,313 shares of Class A Common Stock at $12.75 per share and 18,000 shares of Class A Common Stock at $12.00 per share. Does not include options to acquire 100,000 shares of Class A Common Stock at $10.00 per share or 20,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(f) Includes options to acquire 287,980 shares of Class A Common Stock at prices ranging from $2.00 to $14.00 per share and warrants to acquire 1,222 Class A Common Stock shares at $6.17 per share.

(g) Includes warrants for 4,093 shares of Class A Common Stock and 4,074 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.

(h) The number of shares and percentage reflect Class A Common Stock, together with Class B Common Stock which is convertible to Class A Common Stock.

(i) Includes options to acquire 2,000 shares of Class A Common Stock at $2.00 per share and 2,000 shares of Class A Common Stock at $4.00 per share. Does not include options to acquire 20,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(j) Does not include options to acquire 10,000 shares of Class A Common Stock at $2.41 per share nor 20,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(k) Does not include options to acquire 30,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(l) Includes options to acquire 4,000 shares of Class A Common Stock at $10.00 per share and 1,000 shares of Class A Common Stock at $2.00 per share. Does not include options to acquire 7,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(m) Includes options to acquire 2,000 shares of Class A Common Stock at $2.00 per share and 2,000 shares of Class A Common Stock at $4.00 per share. Does not include options to acquire 20,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(n) Includes options to acquire 1,000 shares of Class A Common Stock at $2.00 per share. Does not include options to acquire 7,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(o) Includes warrants to acquire 31 shares of Class A Common Stock at $6.17 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning the $729,000 loan from the Company to Mr. Lambiase, the $1.5 million loans from the Company to each of Mr. Brinkley and Mr. Lambiase, and the $200,000 loan from the Company to Mr. Rotunda, see "Executive Compensation, Employment Agreements."

The Company and Morgan Schiff & Co., Inc. ("Morgan Schiff"), whose sole stockholder is Mr. Cohen, are parties to a Financial Advisory Agreement renewed January 1, 2000, pursuant to which Morgan Schiff receives certain fees for its provision of financial advisory services to the Company. These services include, among other matters, ongoing consultation with respect to the business and financial strategies of the Company. In Fiscal 2000, from October to June, Morgan Schiff received $33,333 per month for its services as a financial advisor and received expense reimbursements of $574,000. Morgan Schiff waived the monthly advisory fee from July 2000 through September 2001. In Fiscal 2001, Morgan Schiff received expense reimbursements of $426,000.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets as of September 30, 2000 and 2001

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2001

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2001

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2001

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

     (3) Listing of Exhibits (included herein)

          (b) Through the fourth quarter ended September 30, 2001, the Company has not filed any reports on Form 8-K.

                          EZCORP, INC. AND SUBSIDIARIES

                SCHEDULE II-ALLOWANCE FOR VALUATION OF INVENTORY
                                  (In millions)



                                                                       ADDITIONS
                                                       ------------------------------------------
                                         Balance at                                                   Balance
                                         Beginning      Charged to     Charged to                     at End
Description                              of Period       Expense      Other Accts     Deductions     of Period
-----------                             ------------   ------------   ------------   ------------   ------------
Allowance for valuation of inventory:

Year ended September 30, 1999           $        6.8   $        3.1   $         --   $        1.6   $        8.3
                                        ------------   ------------   ------------   ------------   ------------

Year ended September 30, 2000           $        8.3   $        0.4   $        1.2   $        7.7   $        2.2
                                        ------------   ------------   ------------   ------------   ------------

Year ended September 30, 2001           $        2.2   $        0.2   $         --   $        1.3   $        1.1
                                        ------------   ------------   ------------   ------------   ------------


The Company does not determine its inventory valuation allowance by specific inventory items. During the year ended September 30, 2000, the $1.2 million charged to other accounts was recorded as cost of goods sold as part of the Company's restructuring.

LISTING OF EXHIBITS

See Exhibit Index immediately following signature page on page 65.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 21, 2001
By: /s/ Joseph L. Rotunda
   ----------------------
(Joseph L. Rotunda)
(President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                                    Date
 /s/ Sterling B. Brinkley                Chairman of the Board                       December 21, 2001
----------------------------------
     Sterling B. Brinkley

 /s/ Joseph L. Rotunda                   President, Chief Executive                  December 21, 2001
----------------------------------       Officer & Director
     Joseph L. Rotunda                   (Principal Executive Officer)

/s/ Daniel N. Tonissen                   Senior Vice President, Chief                December 21, 2001
----------------------------------       Financial Officer & Director
    Daniel N. Tonissen                   (Principal Financial and
                                         Accounting Officer)

/s/ Vincent A. Lambiase                  Director                                    December 21, 2001
----------------------------------
    Vincent A. Lambiase

/s/ Mark C. Pickup                       Director                                    December 21, 2001
----------------------------------
    Mark C. Pickup

/s/ Steve Price                          Director                                    December 21, 2001
----------------------------------
    Steve Price

/s/ Richard D. Sage                      Director                                    December 21, 2001
----------------------------------
    Richard D. Sage

                                 EXHIBIT INDEX

EXHIBIT                                                       INCORPORATED BY
NUMBER                   DESCRIPTION                           REFERENCE TO
-------                  -----------                         ---------------
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

4.1            Specimen of Class A Non-voting           Exhibit 4.1 to the Registration
               Common Stock certificate of the          Statement on Form S-1 effective August
               Company.                                 23, 1991
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

10.11          Stock Purchase Agreement between                         Exhibit 10.11 to the Registration
               the Company, Courtland L.                                Statement on Form S-1 effective
               Logue, Jr., Courtland L. Logue,                          August 23, 1991
               Sr., James D. McGee, M. Frances                          (File No. 33-41317)
               Spears, Porter A. Stratton and
               Steve A. Stratton dated as of May
               18, 1989.

10.12          Capitalization and Subscription                          Exhibit 10.12 to the Registration
               Agreement between MS Pawn                                Statement on Form S-1 effective
               Limited Partnership ("MS Pawn")                          August 23, 1991
               and the Company, dated as of July                       (File No. 33-41317)
               25, 1989.

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

10.17          Omitted                                                  N/A

10.18          Warrant Certificate issued by the                        Exhibit 10.18 to the Registration
               Company to MS Pawn on July 25,                           Statement on Form S-1 effective
               1989.                                                    August 23, 1991
                                                                        (File No. 33-41317)

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

10.52          Omitted                                                  N/A

10.53          Omitted                                                  N/A

10.54          Omitted                                                  N/A

10.55          Omitted                                                  N/A

10.56          Omitted                                                  N/A

10.57          Omitted                                                  N/A

10.58          Omitted                                                  N/A

10.59          Omitted                                                  N/A

10.60          Loan Agreement between Sterling B.                       Exhibit 10.60 to Registrant's Annual
               Brinkley and the Company dated                           Report on Form 10-K for the year
               October 7, 1994 (an identical                            ended September 30, 1995
               document exists with respect to                          (File No. 0-19424)
               Vincent A. Lambiase).

10.61          Promissory Note between Sterling                         Exhibit 10.61 to Registrant's Annual
               B. Brinkley and the Company in the                       Report on Form 10-K for the year
               original principal amount of                             ended September 30, 1995
               $1,500,000 attached thereto (an                          (File No. 0-19424)
               identical document exists with respect
               to Vincent A. Lambiase).

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

10.71          Amended and restated Loan Agreement between              Exhibit 10.71 to Registrant's
               the Company, as Borrower, and Franklin                   Quarterly Report on Form 10-Q for
               Federal Bancorp, FSB, as Lender, dated                   the quarter ended March 31, 1994
               March 17, 1994.                                          (File No. 0-19424)

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

10.74          Third Amendment to Amended and Restated                  Form 10-Q for the quarter ended
               Loan Agreement between the Company and                   June 30, 1996
               Wells Fargo Bank (Texas), N.A. as Agent,                 (File No. 0-19424)
               re: Revolving Credit Loan.

10.75          Fourth Amendment to Amended and Restated                 Form 10-Q for the quarter ended
               Loan Agreement between the Company and Wells             March 31, 1998
               Fargo Bank (Texas), N.A. as Agent, re:                   (File No. 0-19424)
               Revolving Credit Loan.

10.76          Fifth Amendment to Amended and Restated                  Exhibit 10.76 to Registrant's Annual
               Loan Agreement between the Company and                   Report on Form 10-K for the year ended
               Wells Fargo Bank (Texas), N.A. as Agent,                 September 30, 1998
               re: Revolving Credit Loan.                               (File No. 0-19424)

10.77          Credit Agreement between the Company and                 Exhibit 10.77 to Registrant's Annual
               Wells Fargo Bank (Texas), N.A., as Agent                 Report on Form 10-K for the year ended
               and Issuing Bank, re: $110 million                       September 30, 1998
               Revolving Credit Loan                                    (File No. 0-19424)

10.78          First Amendment to Credit Agreement                      Exhibit 10.78 to Registrant's Annual
               Between the Company and Wells Fargo Bank                 Report on Form 10-K for the year
               (Texas), N.A., as Agent and Issuing Bank,                Ended September 30, 1999
               re: $110 million Revolving Credit Loan.                  (File No. 0-19424)

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

10.80          Limited Waiver between the Company and                   Exhibit 10.80 to Registrant's Quarterly
               Wells Fargo Bank Texas, N.A., as Agent and               Report on Form 10-Q for the quarter
               Issuing Bank, re: $85 million Revolving                  ended June 30, 2000
               Credit Loan.                                             (File No. 0-19424)

10.81          Amended and Restated Credit Agreement                    Exhibit 10.81 to Registrant's Annual
               between the Company and Wells Fargo Bank                 Report on Form 10-K for the year ended
               Texas, N.A., as Agent and Issuing Bank, re:              September 30, 2000
               $85 million Credit Facility.                             (File No. 0-19424)

10.82          Waivers of Selected Sections of Credit                   Exhibit 10.82 to Registrant's Quarterly
               Agreement between the Company and Wells                  Report on Form 10-Q for the quarter
               Fargo Bank, N.A., as Agent and Issuing                   ended June 30, 2001
               Bank, re: $85 million Credit Facility.                   (File No. 0-19424)

10.83          First Amendment to Amended and Restated                  Exhibit 10.83 to Registrant's Quarterly
               Credit Agreement between the Company and                 Report on Form 10-Q for the quarter
               Wells Fargo Bank, N.A., as Agent and                     ended June 30, 2001
               Issuing Bank, re: $85 million Credit                     (File No. 0-19424)
               Facility.

10.84          Second Amendment to Amended and Restated                 N/A
               Credit Agreement between the Company and
               Wells Fargo Bank, N.A., as Agent and
               Issuing Bank, re: $85 million Credit
               Facility.*

10.85          Third Amendment to Amended and Restated                  N/A
               Credit Agreement between the Company and
               Wells Fargo Bank, N.A., as Agent and
               Issuing Bank, re: $85 million Credit
               Facility.*

22.1           Subsidiaries of Registrant.*                             N/A

23.1           Consent of Ernst & Young LLP.*                           N/A

----------

*Filed herewith.