Form 10-Q
period 2001-12-31
EZCORP INC
filed 2002-02-13
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                               -----------------

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

As of December 31, 2001, 10,937,841 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                               Page
                                                                                                               ----

PART I. FINANCIAL INFORMATION

               Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 2001, December 31, 2000 and
                  September 30, 2001 .....................................................................      1

                  Condensed Consolidated Statements of Operations for the Three Months Ended December 31,
                  2001 and 2000 ..........................................................................      2

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31,
                  2001 and 2000 ..........................................................................      3

                  Notes to Interim Condensed Consolidated Financial Statements ...........................      4

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations .............................................................................      7

PART II. OTHER INFORMATION ...............................................................................     12

SIGNATURE ................................................................................................     13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          EZCORP, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                            December 31,      December 31,      September 30,
                                                                                2001              2000              2001
                                                                            ------------      ------------      ------------
                                                                                             (In thousands)
                                                                                      (Unaudited)
Assets:
     Current assets:
          Cash and cash equivalents                                         $        359      $      5,218      $      2,186
          Pawn loans                                                              47,254            45,257            47,144
          Short-term loans                                                         1,737                37             1,250
          Service charges receivable, net                                          9,921             9,214             8,841
          Inventory, net                                                          32,395            37,898            34,231
          Deferred tax asset                                                       6,607             7,154             7,413
          Federal income tax receivable                                               --             5,045                --
          Prepaid expenses and other assets                                        2,027             1,527             2,180
                                                                            ------------      ------------      ------------
                Total current assets                                             100,300           111,350           103,245

     Investment in unconsolidated affiliates                                      14,097            13,872            13,812
     Property and equipment, net                                                  40,882            61,388            44,965
     Other assets:
          Goodwill, net                                                           11,529            12,036            11,655
          Notes receivable from related parties                                    1,572             3,144             1,589
          Other assets, net                                                        3,585             2,958             3,294
                                                                            ------------      ------------      ------------
                Total assets                                                $    171,965      $    204,748      $    178,560
                                                                            ============      ============      ============
Liabilities and Stockholders' Equity:
     Current liabilities:
          Current maturities of long-term debt                              $     51,097      $     84,312      $     15,947
          Accounts payable and other accrued expenses                             11,472            11,750             9,666
          Restructuring reserve                                                      118               758               217
          Customer layaway deposits                                                  579             2,280             2,081
                                                                            ------------      ------------      ------------
                Total current liabilities                                         63,266            99,100            27,911

     Long-term debt, less current maturities                                          --                98            44,245
     Deferred tax liability                                                        1,193             1,622             1,193
     Deferred gains and other long-term liabilities                                3,956               379             3,254
                                                                            ------------      ------------      ------------
                Total long-term liabilities                                        5,149             2,099            48,692
     Commitments and contingencies

     Stockholders' equity:
          Preferred Stock, par value $.01 per share;
             Authorized 5,000,000 shares; none issued and
             outstanding                                                              --                --                --
          Class A Non-voting Common Stock, par value $.01 per share;
             Authorized 40,000,000 shares; 10,946,874 issued
             and 10,937,841 outstanding at December 31, 2001
             and September 30, 2001; 10,906,073 issued and
             10,897,040 outstanding at December 31, 2000                             109               109               109
          Class B Voting Common Stock, convertible, par value $.01 per share; Authorized 1,198,990 shares; 1,190,057
             issued and outstanding                                                   12                12                12
          Additional paid-in capital                                             114,664           114,571           114,664
          Accumulated deficit                                                    (10,355)          (10,106)          (11,727)
                                                                            ------------      ------------      ------------
                                                                                 104,430           104,586           103,058
          Treasury stock, at cost (9,033 shares)                                     (35)              (35)              (35)
          Receivable from stockholder                                               (729)             (729)             (729)
          Accumulated other comprehensive loss                                      (116)             (273)             (337)
                                                                            ------------      ------------      ------------
             Total stockholders' equity                                          103,550           103,549           101,957
                                                                            ------------      ------------      ------------
             Total liabilities and stockholders' equity                     $    171,965      $    204,748      $    178,560
                                                                            ============      ============      ============

  See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)


                                                                Three Months Ended
                                                                   December 31,
                                                            --------------------------
                                                               2001            2000
                                                            ----------      ----------
                                                              (In thousands, except
                                                                per share amounts)
Revenues:
       Sales                                                $   37,448      $   32,532
       Service charges                                          17,134          14,709
                                                            ----------      ----------
                  Total revenues                                54,582          47,241

Cost of goods sold                                              23,170          18,098
                                                            ----------      ----------
                  Net revenues                                  31,412          29,143

Operating expenses:
       Operations                                               20,599          19,063
       Administrative                                            4,204           3,892
       Depreciation and amortization                             2,598           2,434
                                                            ----------      ----------
                  Total operating expenses                      27,401          25,389
                                                            ----------      ----------

Operating income                                                 4,011           3,754

Interest expense, net                                            1,742           2,188
Equity in net income of unconsolidated affiliate                   (64)            (27)
(Gain) loss on sale of assets                                      155              (3)
                                                            ----------      ----------

Income before income taxes                                       2,178           1,596

Income tax expense                                                 806             543
                                                            ----------      ----------

Net income                                                  $    1,372      $    1,053
                                                            ==========      ==========
Net income per share, fully diluted                         $     0.11      $     0.09
                                                            ==========      ==========

Weighted average shares outstanding
       Basic and diluted                                        12,128          12,087
                                                            ==========      ==========


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                     --------------------------
                                                                                        2001            2000
                                                                                     ----------      ----------
                                                                                           (In thousands)
Operating Activities:
       Net income                                                                    $    1,372      $    1,053
       Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                   2,598           2,434
          Net (gain) loss on sale or disposal of assets                                     155              (3)
          Income from investment in unconsolidated affiliate                                (64)            (27)
          Changes in operating assets and liabilities:
                Service charges receivable                                               (1,080)           (584)
                Inventory                                                                 1,836          (2,238)
                Prepaid expenses, other current assets, and other assets                   (412)           (380)
                Accounts payable and accrued expenses                                     1,969            (146)
                Restructuring reserve                                                       (99)           (891)
                Customer layaway deposits                                                (1,502)            (52)
                Deferred gains and other long-term liabilities                              (72)             --
                Federal income taxes                                                        806             465
                                                                                     ----------      ----------

                Net cash provided by (used in) operating activities                       5,507            (369)

Investing Activities:
       Pawn loans forfeited and transferred to inventory                                 19,201          19,072
       Pawn loans made                                                                  (46,857)        (45,240)
       Pawn loans repaid                                                                 27,546          27,827
                                                                                     ----------      ----------
                Net (increase) decrease in loans                                           (110)          1,659

       Short-term loans                                                                    (487)              3
       Additions to property, plant, and equipment                                         (174)         (2,503)
       Proceeds from sale of assets                                                       2,532               4
                                                                                     ----------      ----------

                Net cash provided by (used in) investing activities                       1,761            (837)

Financing Activities:
       Proceeds from bank borrowings                                                      1,500           4,300
       Payments on borrowings                                                           (10,595)         (1,002)
                                                                                     ----------      ----------

                Net cash provided by (used in) financing activities                      (9,095)          3,298
                                                                                     ----------      ----------

Change in cash and cash equivalents                                                      (1,827)          2,092

Cash and cash equivalents at beginning of period                                          2,186           3,126
                                                                                     ----------      ----------
Cash and cash equivalents at end of period                                           $      359      $    5,218
                                                                                     ==========      ==========

Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                              $      221      $     (177)
                Deferred gain on sale-leaseback                                      $      829      $       --

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2001

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The Company's business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B: RESTRUCTURING CHARGE

As more fully described in Note C to the Company's audited financial statements for the year ended September 30, 2001, the Company adopted a restructuring plan in its fiscal year ended September 30, 2000. Execution of the plan resulted in the closure of 45 stores by December 31, 2000 and two additional stores by March 31, 2001. No more store closures are expected as part of this plan. During the quarter ended December 31, 2001, the Company expended $92,000 on severance related costs and $7,000 on rent and related costs for closed stores. At December 31, 2001, the remaining restructuring reserve of $118,000 relates primarily to future rent on closed stores, the leases of which are scheduled to expire over the next three years.

In conjunction with the restructuring in fiscal 2000, the Company recorded an additional $1.2 million inventory reserve for anticipated losses on sales at stores to be closed. This amount was charged to cost of goods sold in fiscal 2000 and is excluded from the restructuring reserve discussed above. Of this inventory reserve, $0.6 million was utilized in the quarter ended December 31, 2000. This inventory reserve was fully utilized by June 30, 2001 as the related inventory was sold.

The results of operations from the 47 closed stores were as follows (in thousands):

                                             Three Months Ended December 31,
                                             -------------------------------
                                                  2001            2000
                                               ----------      ----------
         Total revenues                        $       --      $      912
         Operating loss                        $       (4)     $     (332)

NOTE C: ACCOUNTING PRINCIPLES AND PRACTICES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At December 31, 2001, December 31, 2000, and September 30, 2001, inventory reserves were $1.0 million, $1.6 million, and $1.1 million, respectively.

Property and equipment is shown net of accumulated depreciation of $51.1 million, $43.5 million and $49.1 million at December 31, 2001, December 31, 2000, and September 30, 2001, respectively.

Certain prior year balances have been reclassified to conform to the fiscal 2002 presentation.

NOTE D: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                       Three Months Ended
                                                                                                          December 31,
                                                                                                    -------------------------
                                                                                                       2001           2000
                                                                                                    ----------     ----------
                                                                                                         (In thousands)
Numerator
           Numerator for basic and diluted earnings per share:  net income                          $    1,372     $    1,053
                                                                                                    ==========     ==========
Denominator
           Denominator for basic earnings per share:  weighted average shares                           12,128         12,087
           Effect of dilutive securities:
                   Warrants and options                                                                     --             --
                                                                                                    ----------     ----------
           Dilutive potential common shares                                                                 --             --
                                                                                                    ----------     ----------
           Denominator for diluted earnings per share:  adjusted weighted average shares
           and assumed conversions                                                                      12,128         12,087
                                                                                                    ==========     ==========
           Basic earnings per share                                                                 $     0.11     $     0.09
                                                                                                    ==========     ==========
           Diluted earnings per share                                                               $     0.11     $     0.09
                                                                                                    ==========     ==========

Options to purchase 1,472,375 and 1,392,649 weighted average shares of common stock at an average price of $7.67 and $8.16, respectively, were outstanding for the three-month periods ended December 31, 2001 and 2000. These options were not included in the computation of diluted earnings per share because the options' exercise prices are greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.

NOTE E: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), representing 29.18% of A&B's outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. The income reported for the Company's three-month period ended December 31, 2001 represents its percentage interest in the results of A&B's operations, reduced by the amortization of goodwill, using an estimate of earnings for July 2001 through September 2001. The Company plans to reconcile this amount during its quarter ending March 31, 2002 after A&B's results have been reported to the public. The Company does not expect the actual results to differ materially from this estimate.

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

NOTE G: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive income for the three-month periods ended December 31, 2001 and December 31, 2000 was approximately $1.6 million and $0.9 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive loss."

NOTE H: LONG-TERM DEBT

Effective December 3, 2001, the Company amended its credit agreement. Among other things, the amendment extends the revolving credit facility maturity date to October 1, 2002. The amended credit agreement provides for a $45 million revolving credit facility and a term loan of approximately $15 million, both of which are secured by substantially all of the Company's assets. Availability under the revolving credit facility continues to be tied to loan and inventory balances. The term facility must be paid in full by June 28, 2002, and its balance was $11.4 million at December 31, 2001. The remaining term facility payments will be made from operating cash flow and the sale of assets, primarily sale-leaseback transactions of owned properties. Interest on the revolving credit facility accrues at the agent bank's prime rate ("Prime") plus 300 basis points, but is payable monthly at Prime plus 100 basis points. The accrued but unpaid interest is payable upon the earlier of the refinancing or maturity of the revolving credit facility. Interest on the term loan accrues and is paid monthly at Prime plus 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

The Company believes that the financial covenants established in the amended credit facility will be achieved based upon the Company's current and anticipated performance. Based upon management's expected performance for Fiscal 2002, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and to make the required principal payments under the term loan during Fiscal 2002. However, material shortfalls or variances from anticipated performance or the delay in the sale of certain of its assets could require the Company to seek a further amendment to the amended credit facility or alternate sources of financing, or to limit capital expenditures to an amount less than that currently anticipated or permitted under the amended credit facility.

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

First Quarter Ended December 31, 2001 vs. First Quarter Ended December 31, 2000

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended December 31, 2000 and 1999.

                                                                           Three Months Ended             % or
                                                                             December 31,(a)             Point
                                                                          2001            2000          Change(b)
                                                                       ----------      ----------       ---------

Net Revenues:
           Sales                                                       $   37,448      $   32,532            15.1%
           Service charges                                                 17,134          14,709            16.5%
                                                                       ----------      ----------
                  Total revenues                                           54,582          47,241            15.5%
           Cost of goods sold                                              23,170          18,098            28.0%
                                                                       ----------      ----------
                  Net revenues                                         $   31,412      $   29,143             7.8%
                                                                       ==========      ==========
Other Data:

           Gross profit as a percent of sales                                38.1%           44.4%           (6.3) pts.
           Average annual inventory turnover                                  2.7x            1.9x            0.8x
           Inventory balance per average location as of the
           end of the quarter                                          $      114      $      130           (12.3)%
           Loan balance per average  location as of the end of
           the quarter                                                 $      173      $      156            10.9%
           Average yield on loan portfolio                                    128%            126%              2 pts.
           Redemption rate                                                     76%             77%             (1) pt.
Expenses as a Percent of Total Revenues:
           Operating                                                         37.7%           40.4%           (2.7) pts.
           Administrative                                                     7.7%            8.2%           (0.5) pts.
           Depreciation and amortization                                      4.8%            5.2%           (0.4) pts.
           Interest, net                                                      3.2%            4.6%           (1.4) pts.
Locations in Operation:
           Beginning of period                                                283             313
           Acquired                                                            --              --
           Established                                                         --              --
           Sold, combined or closed                                            --              22
                                                                       ----------      ----------
           End of period                                                      283             291
                                                                       ==========      ==========

Average locations in operation during the period(c)                           283             302
                                                                       ==========      ==========

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

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three-month period ended December 31, 2001 ("Fiscal 2002 Period") to the three-month period ended December 31, 2000 ("Fiscal 2001 Period"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

EZCORP, Inc. (the "Company") is primarily engaged in operating pawnshops which function as convenient sources of consumer credit and as value oriented retailers of primarily previously owned merchandise. The Company also offers non-collateralized short-term loans, commonly referred to as "payday loans" in most of its pawnshops. At December 31, 2001, the Company operated 283 pawnshops in twelve states compared to 291 in twelve states at December 31, 2000. The Company offers short-term loans in 204 of its locations at the end of the Fiscal 2002 Period compared to five locations a year ago. In 200 of the locations providing short-term loans, the Company is the marketer, servicer, processor, and collector of loans originated by County Bank, a federally insured Delaware banking corporation. After origination of the loans, the Company is entitled to purchase an 85% participation in the loans made by County Bank and marketed by the Company. The loans and related fees reported in the Company's financial statements reflect only the Company's participation in such loans.

The Company has three main sources of revenue: pawn service charges collected and earned on its pawn loans; sales proceeds primarily from the sale of forfeited collateral; and fees collected and earned on its short-term loans. For the Fiscal 2002 period, pawn service charges, sales, and short-term loan fees comprised 28%, 69%, and 3% of total revenues compared to 31%, 69%, and 0% for the Fiscal 2001 Period. After deducting for the cost of goods sold, Fiscal 2002 Period net revenues are comprised of 49% pawn service charges, 45% gross profit on merchandise sales, and 6% short-term loan fees compared to 50%, 50%, and 0% for the Fiscal 2001 Period.

In the Fiscal 2002 Period, pawn service charge revenue increased $0.5 million from the Fiscal 2001 Period to $15.2 million primarily due to greater average loan volumes ($0.5 million) and a two percentage point higher annualized loan yield ($0.2 million). Slightly offsetting these improvements was a reduction in pawn service charges from closed stores ($0.2 million).

Pawn service charge revenue for a period is the sum of the actual pawn service charges collected and the change in the pawn service charge receivable for the period. The pawn service charge receivable represents the service charges that would be paid if all accrued loan fees were paid in full at the end of the period with an allowance for expected loan forfeitures. The level of forfeitures within the ending pawn loan balance is based on recent forfeiture levels adjusted for seasonal changes expected to occur over the next ninety days. Typically, the expected level of forfeitures, relative to expected loan redemptions, extensions or renewals, in the ending loan balance is at its lowest point, relative to other quarter ends, at the end of the December quarter. Of the $15.2 million pawn service charge revenue in the Fiscal 2002 Period, $14.2 million resulted from pawn service charges collected during the period, and $1.0 million resulted from an increase in the pawn service charge receivable. Of the total increase in the ending pawn service charge receivable, $0.8 million was due to lower level of expected forfeitures and $0.2 million was due to the higher level of loans outstanding at the end of the period.

In the Fiscal 2001 Period, the $14.7 million pawn service charge revenue is comprised of $14.1 million pawn service charges collected during the period, and a $0.6 million increase in the pawn service charge receivable. Of the total increase in ending pawn service charge receivable in the Fiscal 2001 Period, $1.1 million was due lower levels of expected forfeitures, offset by a $0.5 million decrease due to lower ending pawn loan balances.

For the Fiscal 2002 Period, sales increased approximately $4.9 million from the Fiscal 2001 Period to approximately $37.4 million. This increase resulted from higher same store sales ($3.0 million) and higher jewelry scrapping ($2.7 million), offset by sales from closed stores ($0.8 million). During the Fiscal 2002 Period, the Company required that layaway sales be paid in full by December 15th rather than the normal ninety-day period. This change had the benefit of increasing financial sales by approximately $3.5 million as layaway sales that would have typically been paid in full in the second quarter were paid in full in the Fiscal 2002 Period. While this change may slow year-over-year sales growth in the second quarter, the Company believes the layaway change will increase total layaway completions over what it has traditionally seen in its first two quarters taken as a whole. Annualized inventory turnover was 2.7 times in the Fiscal 2002 Period compared to 1.9 times in the Fiscal 2001 Period.

For the Fiscal 2002 Period, gross margins on merchandise sales decreased 6.3 percentage points from the Fiscal 2001 Period to approximately 38 percent. Higher margins on merchandise sales contributed a 1.3 percentage point improvement, while an increase in jewelry scrapping (jewelry is generally scrapped at or below cost) reduced overall gross margins by 7.6 percentage points. Inventory shrinkage for the quarter improved 0.1 of a percentage point from the prior year period to 0.9% of merchandise sales.

Short-term loan service charges increased to $1.9 million in the Fiscal 2002 Period from $45,000 in the prior year period, primarily due to offering this product in more locations. Unlike pawn loans, short-term loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected through subsequent collection efforts, the Company charges defaulted loans to bad debt expense when they default, leaving only current loans in the reported balance. Collections of defaulted loans are recorded as a reduction of bad debt expense at the time of collection. During the Fiscal 2002 Period the Company experienced a net default rate (defaults net of collections measured as a percent of loans made) of 9.3%. In addition to writing off loans immediately upon default, the Company also provides for a valuation allowance on both the principal and fees receivable from active loans, based on recent net default rates. Net defaults and changes in the principal valuation allowance are charged to bad debt expense. In the Fiscal 2002 Period, the Company's bad debt expense, included in operations expense, was $1.1 million, compared to $22,000 in the Fiscal 2001 Period, due to increased loan volume. Changes to the fee receivable valuation allowance are charged to service charge revenue.

In the Fiscal 2002 Period, operations expense increased $1.5 million (8%) primarily due to $1.1 million additional bad debt on short-term loans as discussed above, $0.5 million higher labor and incentive compensation expense, and $0.2 million higher rent from sale-leasebacks of previously owned properties, offset by $0.3 million lower utility costs. Administrative expenses increased $0.3 million (8%) in the Fiscal 2002 Period primarily due to $0.7 million higher labor and incentive compensation costs, offset by $0.4 million lower professional fees and services.

Depreciation and amortization increased $0.2 million (7%) in the Fiscal 2002 Period due to increased depreciation of software placed in use, offset by elimination of depreciation on assets sold, primarily through sale-leasebacks. Interest expense decreased $0.4 million (20%) from the Fiscal 2001 Period due to lower average debt balances coupled with lower average interest rates.

Net income for the Fiscal 2002 Period was $1.4 million compared to $1.1 million in the Fiscal 2001 Period. Higher net revenues in the Fiscal 2002 Period ($2.3 million), mainly due to an increase in service charges ($2.4 million), were partially offset by higher total operating expenses ($2.0 million), resulting in operating income $0.3 million above the prior year period. After lower interest expenses in the Fiscal 2002 Period, a loss on the sale of assets ($0.2 million), and higher income taxes, net income increased $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the Fiscal 2002 Period was $5.5 million as compared to $0.4 million used in the Fiscal 2001 Period, an increase of $5.9 million. Stronger operating results in the Fiscal 2002 period, primarily merchandise sales, and higher levels of jewelry scrapping account for the increased cash flow provided by operating activities. Net cash provided by investing activities was $1.8 million for the Fiscal 2002 Period compared to $0.8 million used in the Fiscal 2001 Period. The change is due to a $2.5 million increase in proceeds from the sale of assets coupled with a $2.3 million reduction in capital expenditures, offset by $2.3 million greater growth in pawn and short-term loans in the Fiscal 2002 Period than in the prior year period. During the Fiscal 2002 Period, the Company used the cash flow from operating and investing activities, as well as cash on hand, to reduce its outstanding bank borrowings by $9.1 million.

Effective December 3, 2001, the Company amended its credit agreement. Among other things, the amendment extends the revolving credit facility maturity date to October 1, 2002. The amended credit agreement provides for a $45 million revolving credit facility and a term loan of approximately $15 million, both of which are secured by substantially all of the Company's assets. Availability under the revolving credit facility continues to be tied to loan and inventory balances. The term facility must be paid in full by June 28, 2002, and its balance was $11.4 million at

December 31, 2001. The remaining term facility payments will be made from operating cash flow and the sale of assets, primarily sale-leaseback transactions of owned properties.

The Company's credit agreement requires, among other things, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company believes that these covenants will be achieved based upon the Company's current and anticipated performance. Based upon management's expected performance for fiscal 2002, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and its planned capital expenditures, and to make the required principal payments under the credit agreement during Fiscal 2002. However, material shortfalls or variances from anticipated performance or delays in the sale of certain of its assets could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement.

The outstanding balance under the $45 million revolving credit facility bears interest at the agent bank's prime rate plus 300 basis points, but is payable monthly at Prime plus 100 basis points, with the accrued but unpaid amount payable upon the earlier of the refinancing or the maturity of the revolving credit facility. The term loan bears interest at prime plus 350 basis points, payable monthly. The Company pays a commitment fee of 25 basis points of the unused amount of the total commitment. At December 31, 2001, the Company had $39.7 million outstanding on the revolving credit facility and $11.4 million outstanding under the term loan.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on the Company's long-term debt, all of which was variable-rate at December 31, 2001. If interest rates average 25 basis points more in the remaining three quarters of fiscal 2002, the Company's interest expense for the year would increase by approximately $96,000. This amount is determined by considering the impact of the hypothetical interest rate increase on the Company's variable rate long-term debt at December 31, 2001.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations, which impact the Company's equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended December 31, 2001 was approximately $221,000. On December 31, 2001, the U.K. pound closed at 0.6889 to 1.00 U.S. dollar, an increase from 0.6779 at September 30, 2001. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could effect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yield on loan portfolios, loan forfeiture rates, labor and employment matters, competition, operating risk, charges related to store closings, acquisition, and expansion risk, liquidity, and capital requirements and the effect of government and environmental regulations and (ii) adverse changes in the market for the Company's services or properties offered for sale-leaseback. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                   Exhibit                                    Incorporated by
          (a)      Number                Description            Reference to
                   -------               -----------          ---------------
                   None

          (b)      Reports on Form 8-K

                   The Company has not filed any reports on Form 8-K for the quarter ended December 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        EZCORP, INC.
                                                        ------------
                                                        (Registrant)



Date:   February 13, 2002                       By: /s/ DAN N. TONISSEN
                                                   -----------------------------
                                                          (Signature)

                                                Daniel N. Tonissen
                                                Senior Vice President,
                                                Chief Financial Officer &
                                                Director