Form 10-Q
period 2002-03-31
EZCORP INC
filed 2002-05-13
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                               --------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                TO
                               --------------    -------------

                         COMMISSION FILE NUMBER 0-19424
                         ------------------------------
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

As of March 31, 2002, 10,937,841 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets as of March 31, 2002, March 31, 2001 and September
             30, 2001 ..................................................................................   1

             Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended
             March 31, 2002 and 2001 ...................................................................   2

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2002
             and 2001 ..................................................................................   3

             Notes to Interim Condensed Consolidated Financial Statements  .............................   4

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...................................................................................   7


PART II.  OTHER INFORMATION ............................................................................  13

SIGNATURE ..............................................................................................  14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                      Condensed Consolidated Balance Sheets

                                                                       March 31,        March 31,       September 30,
                                                                          2002             2001              2001
                                                                      -----------      -----------      -------------
                                                                                     (In thousands)
Assets:                                                                (Unaudited)                  (Note A)
     Current assets:
         Cash and cash equivalents                                    $     1,224      $     2,785      $       2,186
         Pawn loans                                                        40,152           40,477             47,144
         Short-term loans                                                   1,096              106              1,250
         Service charges receivable, net                                    8,187            7,220              8,841
         Inventory, net                                                    31,331           34,148             34,231
         Deferred tax asset                                                 6,105            6,135              7,413
         Federal income tax receivable                                         --               --                 --
         Prepaid expenses and other current assets                          2,044            2,170              2,180
                                                                      -----------      -----------      -------------
                Total current assets                                       90,139           93,041            103,245

     Investment in unconsolidated affiliate                                14,066           14,002             13,812
     Property and equipment, net                                           37,725           58,378             44,965
     Other assets:
          Goodwill, net                                                    11,401           11,908             11,655
          Notes receivable from related parties                             1,556            3,122
                                                                                                                1,589
          Other assets, net                                                 3,547            3,031              3,294
                                                                      -----------      -----------      -------------
     Total assets                                                     $   158,434      $   183,482      $     178,560
                                                                      ===========      ===========      =============
Liabilities and stockholders' equity:
     Current liabilities:
         Current maturities of long-term debt                         $    37,445      $    66,773      $      15,947
         Accounts payable and other accrued expenses                        9,279            8,815              9,666
         Restructuring reserve                                                 93              355                217
         Customer layaway deposits                                          2,005            2,486              2,081
                                                                      -----------      -----------      -------------
                Total current liabilities                                  48,822           78,429             27,911

     Long-term debt, less current maturities                                   --               94             44,245
     Deferred tax liability                                                 1,193              599              1,193
     Deferred gains and other long-term liabilities                         3,871              614              3,254
                                                                      -----------      -----------      -------------
                Total long-term liabilities                                 5,064            1,307             48,692
     Commitments and contingencies

     Stockholders' equity:
         Preferred Stock, par value $.01 per share;
            Authorized 5,000,000 shares; none issued and                       --               --                 --
            outstanding
         Class A Non-Voting Common Stock, par value  $.01 per
         share;
            Authorized 40,000,000 shares; 10,946,874 issued and
            10,937,841 outstanding at March 31, 2002 and
            September 30, 2001; 10,906,073 issued and 10,897,040              109              109                109
            outstanding at March  31, 2001
         Class B Voting Common Stock, convertible, par value $.01
         per share;
            Authorized 1,198,990 shares; 1,190,057 issued and                  12               12                 12
            outstanding
         Additional paid-in capital                                       114,664          114,572            114,664
         Accumulated deficit                                               (9,261)         (10,073)           (11,727)
                                                                      -----------      -----------      -------------
                                                                          105,524          104,620            103,058
         Treasury stock, at cost (9,033 shares)                               (35)             (35)               (35)
         Receivable from stockholder                                         (729)            (729)              (729)
         Accumulated other comprehensive loss                                (212)            (110)              (337)
                                                                      -----------      -----------      -------------
     Total stockholders' equity                                           104,548          103,746            101,957
                                                                      -----------      -----------      -------------
     Total liabilities and stockholders' equity                       $   158,434      $   183,482      $     178,560
                                                                      ===========      ===========      =============


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                               March 31,                     March 31,
                                                     ----------------------------------------------------------
                                                        2002            2001            2002            2001
                                                     ----------      ----------      ----------      ----------
                                                                (In thousands, except per share amounts)
Revenues:
       Sales                                         $   31,942      $   35,713      $   69,390      $   68,245
       Service charges                                   15,539          13,106          32,673          27,815
                                                         47,481          48,819         102,063          96,060
                                                     ----------      ----------      ----------      ----------

Cost of goods sold                                       19,820          21,435          42,990          39,533
                                                     ----------      ----------      ----------      ----------
                  Net revenues                           27,661          27,384          59,073          56,527

Operating expenses:
       Operations                                        18,999          18,653          39,597          37,716
       Administrative                                     3,667           3,621           7,871           7,513
       Depreciation and amortization                      2,532           2,814           5,130           5,248
                                                     ----------      ----------      ----------      ----------
                  Total operating expenses               25,198          25,088          52,598          50,477
                                                     ----------      ----------      ----------      ----------
Operating income                                          2,463           2,296           6,475           6,050

Interest expense, net                                       996           2,332           2,739           4,520
Equity in net income of unconsolidated affiliate           (248)           (110)           (312)           (137)
(Gain)/loss on sale of assets                               (22)             (1)            133              (4)
                                                     ----------      ----------      ----------      ----------

Income before income taxes                                1,737              75           3,915           1,671
Income tax expense                                          643              42           1,449             585
                                                     ----------      ----------      ----------      ----------

Net income                                           $    1,094      $       33      $    2,466      $    1,086
                                                     ==========      ==========      ==========      ==========

Net income per share, basic and fully diluted        $     0.09      $     0.00      $     0.20      $     0.09
                                                     ==========      ==========      ==========      ==========

Weighted average shares outstanding:
       Basic                                             12,128          12,087          12,128          12,087
                                                     ==========      ==========      ==========      ==========
       Fully diluted                                     12,276          12,087          12,174          12,087
                                                     ==========      ==========      ==========      ==========


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                      Six Months Ended
                                                                                         March 31,
                                                                                 --------------------------
                                                                                    2002            2001
                                                                                 ----------      ----------
                                                                                       (In thousands)
Operating Activities:
       Net income                                                                $    2,466      $    1,086
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               5,130           5,248
          Net (gain)/loss on sale or disposal of assets                                 133              (4)
          Income from investment in unconsolidated affiliate                           (312)           (137)
          Changes in operating assets and liabilities:
                Service charges receivable                                              654           1,409
                Inventory                                                             2,900           1,512
                Prepaid expenses, other current assets, and other assets               (534)         (1,310)
                Accounts payable and accrued expenses                                  (106)         (2,947)
                Restructuring reserve                                                  (124)         (1,294)
                Customer layaway deposits                                               (76)            154
                Deferred gains and other long-term liabilities                         (157)             --
                Federal income taxes                                                  1,308           5,506
                                                                                 ----------      ----------

                Net cash provided by operating activities                            11,282           9,223

Investing Activities:
          Pawn loans forfeited and transferred to inventory                          36,217          35,166
          Pawn loans made                                                           (89,331)        (89,014)
          Pawn loans repaid                                                          60,106          60,287
                                                                                 ----------      ----------
                Net decrease in pawn loans                                            6,992           6,439

          Short-term loans                                                              154             (66)
          Additions to property, plant, and equipment                                  (540)         (3,049)
          Dividends received from unconsolidated affiliate                              183             143
          Proceeds from sale of assets                                                3,714           1,214
                                                                                 ----------      ----------

                Net cash provided by investing activities                            10,503           4,681

Financing Activities:
         Net payments on bank borrowings                                            (22,747)        (14,245)
                                                                                 ----------      ----------

                Net cash used in financing activities                               (22,747)        (14,245)
                                                                                 ----------      ----------

Change in cash and cash equivalents                                                    (962)           (341)

Cash and cash equivalents at beginning of period                                      2,186           3,126
                                                                                 ----------      ----------
Cash and cash equivalents at end of period                                       $    1,224      $    2,785
                                                                                 ==========      ==========
Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                          $      125      $       14
                Deferred gain on sale-leasebacks                                 $      829      $      297

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

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

The Company's business is subject to seasonal variations, and operating results for the six-month period ended March 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B: RESTRUCTURING

As more fully described in Note C to the Company's audited financial statements for the year ended September 30, 2001, the Company adopted a restructuring plan in its fiscal year ended September 30, 2000. Execution of the plan resulted in the closure of 47 stores by March 31, 2001. No additional store closures are expected as part of this plan. During the quarter ended March 31, 2002, the Company expended $25,000 on rent and related costs for closed stores. At March 31, 2002, the remaining restructuring reserve of $93,000 relates primarily to future rent on closed stores, the leases of which are scheduled to expire over the next three years.

In conjunction with the restructuring in fiscal 2000, the Company recorded an additional $1.2 million inventory reserve for anticipated losses on sales at stores to be closed. This amount was charged to cost of goods sold in fiscal 2000 and is excluded from the restructuring reserve discussed above. Of this inventory reserve, $0.6 million was utilized in the three and six-month periods ended March 31, 2001. This inventory reserve was fully utilized by June 30, 2001 as the related inventory was sold.

The results of operations from the 47 closed stores were as follows (in thousands):

                             Three Months Ended March 31,    Six Months Ended March 31,
                             ----------------------------    ---------------------------

                               2002                 2001        2002             2001
                               ----                ------       ----            ------
         Total revenues        $ --                $   28       $ --            $  940
         Operating loss        $ --                $ (125)      $ --            $ (457)


NOTE C: ACCOUNTING PRINCIPLES AND PRACTICES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins and shrinkage on inventory. At March 31, 2002, March 31, 2001, and September 30, 2001, inventory reserves were $1.0 million, $1.4 million, and $1.1 million, respectively.

Property and equipment is shown net of accumulated depreciation of $53.0 million, $45.8 million and $49.1 million at March 31, 2002, March 31, 2001 and September 30, 2001, respectively.

Certain prior period balances have been reclassified to conform to the fiscal 2002 presentation.

NOTE D: EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                                              Three Months Ended              Six Months Ended
                                                                                   March 31                      March 31
                                                                          -------------------------     -------------------------
                                                                             2002           2001           2002           2001
                                                                          ----------     ----------     ----------     ----------
Numerator
       Numerator for basic and diluted earnings per share:  net income    $    1,094     $       33     $    2,466     $    1,086
                                                                          ==========     ==========     ==========     ==========
Denominator
       Denominator for basic earnings per share:  weighted average shares     12,128         12,087         12,128         12,087
       Effect of dilutive securities:
                  Warrants and options                                           148             --             46             --
                                                                          ----------     ----------     ----------     ----------
       Dilutive potential common shares                                          148             --             46             --
                                                                          ----------     ----------     ----------     ----------
       Denominator for diluted earnings per share:  adjusted weighted
       average shares and assumed conversions                                 12,276         12,087         12,174         12,087
                                                                          ==========     ==========     ==========     ==========
       Basic earnings per share                                           $     0.09     $     0.00     $     0.20     $     0.09
                                                                          ==========     ==========     ==========     ==========
       Diluted earnings per share                                         $     0.09     $     0.00     $     0.20     $     0.09
                                                                          ==========     ==========     ==========     ==========


The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                          Three Months Ended              Six Months Ended
                                                                March 31                      March 31
                                                      --------------------------     --------------------------
                                                          2002          2001             2002          2001
                                                      ------------  ------------     ------------  ------------
Total options outstanding
       Weighted average shares subject to options        1,460,049     1,378,611        1,466,027     1,385,707
       Average exercise price per share               $       7.70  $       8.20     $       7.69  $       8.18

Anti-dilutive options outstanding
       Weighted average shares subject to options          937,098     1,378,611          948,953     1,385,707
       Average exercise price per share               $      10.88  $       8.20     $      10.78  $       8.18



NOTE E: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), a company organized in the United Kingdom, representing 29% of A&B's outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. The income reported for the Company's six-month period ended

March 31, 2002 represents its percentage interest in the results of A&B's operations from July through December 2001, reduced by the amortization of goodwill.

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

NOTE G: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive income for the three and six-month periods ended March 31, 2002 was approximately $1.0 million and $2.6 million, and the comprehensive income for the three and six-month periods ended March 31, 2001 was approximately $0.2 million and $1.1 million, respectively. The difference between comprehensive income and net income is the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive loss."

NOTE H: LONG-TERM DEBT

The Company's credit agreement, maturing October 1, 2002, provides for a $45 million revolving credit facility and a term loan of approximately $15 million, both of which are secured by substantially all of the Company's assets. Availability under the revolving credit facility is tied to loan and inventory balances. The term facility must be paid in full by June 28, 2002, and its balance was $5.0 million at March 31, 2002. The remaining term facility payments will be made from operating cash flow and the sale of assets, primarily sale-leaseback transactions of owned properties. Interest on the revolving credit facility accrues at the agent bank's prime rate ("Prime") plus 300 basis points, but is payable monthly at Prime plus 100 basis points. The accrued but unpaid interest is payable upon the earlier of the refinancing or maturity of the revolving credit facility. Interest on the term loan accrues and is paid monthly at Prime plus 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

The Company believes that the financial covenants established in the credit facility will be achieved based upon the Company's current and anticipated performance. Based upon the performance to date and management's expected performance for the remainder of Fiscal 2002, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and to make the required principal payments under the term loan. However, material shortfalls or variances from anticipated performance or the delay in the sale of certain of its assets could require the Company to seek a further amendment to the credit facility or alternate sources of financing, or to limit capital expenditures to an amount less than that currently anticipated or permitted under the credit facility.

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

Second Quarter Ended March 31, 2002 vs. Second Quarter Ended March 31, 2001

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended March 31, 2002 and 2001.

                                                                      Three Months Ended          % or
                                                                         March 31,(a)             Point
                                                                      2002         2001         Change(b)
                                                                    --------      --------      ---------
Net revenues:
           Sales                                                    $ 31,942      $ 35,713          (10.6)%
           Service charges                                            15,539        13,106           18.6%
                                                                    --------      --------
                  Total revenues                                      47,481        48,819           (2.7)%
           Cost of goods sold                                         19,820        21,435           (7.5)%
                                                                    --------      --------
                  Net revenues                                      $ 27,661      $ 27,384            1.0%
                                                                    ========      ========
Other data:

           Gross profit as a percent of sales                           38.0%         40.0%     (2.0) pts.
           Average annual inventory turnover                             2.5x          2.4x           0.1x
           Inventory per store at end of the period                 $    112      $    118           (5.1)%
           Loan balance per store at end of period                  $    147      $    140            5.0%
           Average yield on loan portfolio                               130%          123%         7 pts.
           Redemption rate                                                78%           78%            --
Expenses as a percent of total revenues:
           Operating                                                    40.0%         38.2%       1.8 pts.
           Administrative                                                7.7%          7.4%       0.3 pts.
           Depreciation and amortization                                 5.3%          5.8%     (0.5) pts.
           Interest, net                                                 2.1%          4.8%     (2.7) pts.
Locations in operation:
           Beginning of period                                           283           291
           Acquired                                                       --            --
           Established                                                    --            --
           Sold, combined or closed                                        3             2
                                                                    --------      --------
           End of period                                                 280           289
                                                                    ========      ========
Average locations in operation during the period (c)                     281           290

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

Six Months Ended March 31, 2002 vs. Six Months Ended March 31, 2001

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six-month periods ended March 31, 2002 and 2001.

                                                                       Six Months Ended           % or
                                                                         March 31,(a)             Point
                                                                      2002         2001         Change(b)
                                                                    --------      --------      ---------

Net revenues:
           Sales                                                    $ 69,390      $ 68,245            1.7%
           Service charges                                            32,673        27,815           17.5%
                                                                    --------      --------
                  Total revenues                                     102,063        96,060            6.2%
           Cost of goods sold                                         42,990        39,533            8.7%
                                                                    --------      --------
                  Net revenues                                      $ 59,073      $ 56,527            4.5%
                                                                    ========      ========
Other data:
           Gross profit as a percent of sales                           38.0%         42.1%     (4.1) pts.
           Average annual inventory turnover                             2.6x          2.1x           0.5x
           Inventory per store at end of the period                 $    112      $    118          (5.1)%
           Loan balance per store at end of period                  $    147      $    140            5.0%
           Average yield on loan portfolio                               130%          125%         5 pts.
           Redemption rate                                                77%           77%             --
Expenses as a percent of total revenues:
           Operating                                                    38.8%         39.3%     (0.5) pts.
           Administrative                                                7.7%          7.8%     (0.1) pts.
           Depreciation and amortization                                 5.0%          5.5%     (0.5) pts.
           Interest, net                                                 2.7%          4.7%     (2.0) pts.
Locations in operation:
           Beginning of period                                           283           305
           Acquired                                                       --            --
           Established                                                    --            --
           Sold, combined or closed                                        3            16
                                                                    --------      --------
           End of period                                                 280           289
                                                                    ========      ========
Average locations in operation during the period (c)                     282           301


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

RESULTS OF OPERATIONS

The following discussion compares results for the three and six-month periods ended March 31, 2002 ("Fiscal 2002 Periods") to the three and six-month periods ended March 31, 2001 ("Fiscal 2001 Periods"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

EZCORP, Inc. (the "Company") is primarily engaged in operating pawnshops which function as convenient sources of consumer credit and as value oriented retailers of primarily previously owned merchandise. The Company also offers short-term loans, commonly referred to as "payday loans" in most of its pawnshops. At March 31, 2002, the Company operated 280 pawnshops in eleven states compared to 289 in twelve states at March 31, 2001. The Company offers short-term loans in 217 of its locations at March 31, 2002 compared to 38 locations a year ago. In 199 of the locations providing short-term loans, the Company markets and services loans originated by County Bank, a federally insured Delaware banking corporation. After origination of the loans, the Company can purchase an 85% participation in the loans made by County Bank and marketed by the Company. The loans and related fees reported in the Company's financial statements reflect only the Company's participation in such loans.

The Company has three main sources of revenue: pawn service charges, sales of primarily forfeited collateral, and fees on short-term loans. For the six-month Fiscal 2002 Period, pawn service charges, sales, and short-term loan fees comprised 29%, 68%, and 3% of total revenues compared to 29%, 71%, and 0% for the six-month Fiscal 2001 Period. After deducting for the cost of goods sold for the six-month Fiscal 2002 Period, net revenues are comprised of 49% pawn service charges, 45% gross profit on merchandise sales, and 6% short-term loan fees compared to 49%, 51%, and 0% for the six-month Fiscal 2001 Period.

Pawn service charge revenue for a period is actual pawn service charges collected and the change in the pawn service charge receivable for the period. The pawn service charge receivable represents the service charges that would be paid if all accrued loan fees were paid in full at the end of the period, less an allowance for expected loan forfeitures. The expected level of forfeitures within the ending pawn loan balance is based on recent loan redemption statistics adjusted for seasonal changes expected to occur over the next ninety days.

In the three-month Fiscal 2002 Period, pawn service charge revenue increased $0.9 million from the three-month Fiscal 2001 Period to $13.9 million, primarily due to a seven percentage point higher annualized loan yield ($0.8 million) and greater average loan volumes ($0.1 million). Of the $13.9 million three-month total, $15.5 million was collected during the period, offset by a $1.6 million reduction in the pawn service charge receivable. In the three-month Fiscal 2001 Period, the $13.0 million pawn service charge revenue is comprised of $15.0 million collected during the period, offset by a $2.0 million decrease in the pawn service charge receivable.

In the six-month Fiscal 2002 Period, pawn service charge revenue increased $1.4 million from the six-month Fiscal 2001 Period to $29.1 million primarily due to a five percentage point higher annualized loan yield ($1.0 million) and greater average loan volumes ($0.6 million). Slightly offsetting these improvements was a reduction in pawn service charges from closed stores ($0.2 million). The $29.1 million pawn service charge revenue is comprised of $29.8 million collected during the period, offset by a $0.7 million decrease in the pawn service charge receivable. In the six-month Fiscal 2001 Period, the $27.7 million pawn service charge revenue is comprised of $29.1 million collected during the period, less a $1.4 million decrease in the pawn service charge receivable.

For the three-month Fiscal 2002 Period, sales decreased $3.8 million from the Fiscal 2001 Period to $31.9 million. This decrease resulted from lower same store sales ($3.0 million) and lower jewelry scrapping ($0.8 million). For the six-month Fiscal 2002 Period, sales increased $1.1 million from the Fiscal 2001 Period to approximately $69.4 million. This increase resulted from higher jewelry scrapping ($1.9 million) and same store sales ($0.3 million), offset by a reduction in sales from closed stores ($1.1 million). During the quarter ended December 31, 2001, the Company required that layaway sales be paid in full by December 15th rather than the normal ninety-day period. This change had the effect of increasing first fiscal quarter sales by approximately $3.5 million as layaway sales that would have typically been completed in the second fiscal quarter ended March 31, 2002 were completed in the first quarter. While this change caused a year-over-year sales decline in the current quarter, the layaway change increased total layaway completions in Fiscal 2002 over what it has traditionally seen in its first two quarters taken as a whole.

For the three-month Fiscal 2002 Period, gross margins on sales decreased 2.0 percentage points from the Fiscal 2001 Period to 38%. Lower margins on merchandise sales reduced overall margins 4.0 percentage points while lower volume and improved margins on jewelry scrapping (jewelry is generally scrapped at or below cost) offset the overall decrease by 2.0 percentage points. Inventory shrinkage for the quarter increased 0.3 of a percentage point from the prior year period to 1.6% of merchandise sales, primarily due to lower layaway sales in the current quarter as discussed above.

For the six-month Fiscal 2002 Period, gross margins on sales decreased 4.1 percentage points from the Fiscal 2001 Period to 38%. Lower margins on merchandise sales reduced overall margins 1.3 percentage points while an increase in jewelry scrapping (jewelry is generally scrapped at or below cost) contributed 2.7 percentage points to the overall margin decrease. Inventory shrinkage for the six-month Fiscal 2002 Period was unchanged from the prior year period at 1.2% of merchandise sales. Annualized inventory turnover was 2.6 times in the six-month Fiscal 2002 Period compared to 2.1 times in the Fiscal 2001 Period.

Short-term loan service charges increased to $1.6 million and $3.5 million in the three and six-month Fiscal 2002 Periods from $75,000 and $120,000 in the prior year periods. The Company introduced this product during the quarter ended March 31, 2001. Unlike pawn loans, short-term loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected through subsequent collection efforts, the Company charges defaulted loans to bad debt expense immediately upon default, leaving only current loans in the reported balance. Collections of defaulted loans are recorded as a reduction of bad debt expense at the time of collection. The Company experienced net default rates (defaults net of collections measured as a percent of loans made) of 4.7% and 7.3% during the three and six-month Fiscal 2002 Periods. In addition to writing off loans immediately upon default, the Company also records a valuation allowance on both the principal and fees receivable from active loans, based on recent net default rates. Net defaults and changes in the principal valuation allowance are charged to bad debt expense. In the three and six-month Fiscal 2002 Periods, the Company's bad debt expense, included in operations expense, was $0.5 million and $1.5 million, respectively, compared to $14,000 and $36,000 in the comparable Fiscal 2001 Periods. Changes in the fee receivable valuation allowance are charged to service charge revenue.

In the three-month Fiscal 2002 Period, operations expense increased $0.3 million (2%) primarily due to $0.6 million additional bad debt and other short-term loan expenses and $0.5 million higher rent from leasebacks of previously owned properties. Offsetting these were $0.5 million lower labor and incentive compensation expense and $0.3 million lower utility and advertising expenses. Administrative expenses increased $46,000 (1%) in the three-month Fiscal 2002 Period.

In the six-month Fiscal 2002 Period, operations expense increased $1.9 million (5%) primarily due to $1.8 million additional bad debt and other short-term loan expenses and $0.9 million higher rent from sale-leasebacks of previously owned properties, offset by $0.8 million lower utility, advertising, and other operating expenses. Administrative expenses increased $0.4 million (5%) in the six-month Fiscal 2002 Period primarily due to $0.8 million higher labor and incentive compensation costs and $0.2 million higher rent due to the sale-leaseback of the corporate office, offset by $0.6 million lower professional fees and services.

Depreciation and amortization decreased $0.3 million (10%) and $0.1 million (2%) in the three and six-month Fiscal 2002 Periods compared to the same periods in Fiscal 2001 due to the elimination of depreciation on assets sold, primarily through sale-leasebacks, offset by an increase in depreciation of software placed in use during December 2001. Interest expense decreased $1.3 million (57%) and $1.8 million (39%) in the three and six-month Fiscal 2002 Periods due to lower average debt balances coupled with lower average interest rates.

Net income for the three-month Fiscal 2002 Period was $1.1 million compared to $33,000 in the Fiscal 2001 Period. Higher service charges ($2.4 million) and a decrease in sales margins ($2.1 million), largely due to the layaway change discussed above, increased net revenues ($0.3 million) for the quarter. After deducting higher total operating expenses ($0.1 million), operating income was $0.2 million above the prior year period. After lower interest expenses and depreciation, combined with higher earnings from the investment in Albemarle & Bond Holdings, plc ("A&B"), net income improved by $1.1 million.

Net income for the six-month Fiscal 2002 Period was $2.5 million compared to $1.1 million in the Fiscal 2001 Period. Higher net revenues in the Fiscal 2002 Period ($2.5 million), mainly due to an increase in service charges ($4.9 million), offset by higher total operating expenses ($2.1 million), resulted in operating income $0.4 million above the prior year period. After lower interest expenses and higher earnings from the investment in A&B, net income increased $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six-month Fiscal 2002 Period was $11.3 million compared to $9.2 million provided in the Fiscal 2001 Period. Excluding a $5.0 million tax refund included in the six-month Fiscal 2001 period, cash provided by operating activities increased $7.1 million. The Company's new short-term loan product, higher levels of jewelry scrapping, and lower expenditures, primarily for closed stores, account for most of the increase in cash provided by operating activities. Net cash provided by investing activities was $10.5 million for the Fiscal 2002 Period compared to $4.7 million provided in the Fiscal 2001 Period. The change is primarily due to a $2.5 million increase in proceeds from the sale of assets coupled with a $2.5 million reduction in capital expenditures. During the Fiscal 2002 Period, the Company used the cash flow from operating and investing activities, as well as cash on hand, to reduce its outstanding bank borrowings by $22.7 million, compared to a reduction of $14.2 million in the Fiscal 2001 Period. During the six months ended March 31, 2002, the Company completed sales or sale-leasebacks of 14 owned properties for proceeds of $3.7 million. At March 31, 2002, 16 additional properties were available for sale or sale-leaseback, however there can be no assurance that the Company will be successful in selling any of these properties.

The Company's credit agreement, maturing October 1, 2002, provides for a $45 million revolving credit facility and a term loan of approximately $15 million, both of which are secured by substantially all of the Company's assets. Availability under the revolving credit facility is tied to loan and inventory balances. The term facility must be paid in full by June 28, 2002, and its balance was $5.0 million at March 31, 2002. The remaining term facility payments will be made from operating cash flow and the sale of assets, primarily sale-leaseback transactions of owned properties.

The Company's credit agreement requires, among other things, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company believes that these covenants will be achieved based upon the Company's current and anticipated performance. Based upon performance to date and management's expected performance for the remainder of Fiscal 2002, including the sale-leaseback of certain assets and the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and its planned capital expenditures, and to make the required principal payments under the credit agreement during Fiscal 2002. However, material shortfalls or variances from anticipated performance or delays in the sale of certain of its assets could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement. The Company anticipates renegotiating its line of credit prior to its October 1, 2002 maturity date.

The outstanding balance under the $45 million revolving credit facility bears interest at the agent bank's prime rate plus 300 basis points, but is payable monthly at Prime plus 100 basis points, with the accrued but unpaid amount payable upon the earlier of the refinancing or the maturity of the revolving credit facility. The term loan bears interest at prime plus 350 basis points, payable monthly. The Company pays a commitment fee of 25 basis points of the unused amount of the total commitment. At March 31, 2002, the Company had $32.4 million outstanding on the revolving credit facility and $5.0 million outstanding under the term loan.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on the Company's long-term debt, all of which was variable-rate at March 31, 2002. If interest rates average 25 basis points more in the remaining two quarters of fiscal 2002, the Company's interest expense for the year would increase by approximately $47,000. This amount is determined by considering the impact of the hypothetical interest rate increase on the Company's variable rate long-term debt at March 31, 2002.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations, which impact the Company's equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during the quarter ended March 31, 2002 was approximately $96,000. On March 31, 2002, the U.K. pound closed at 0.7015 to 1.00 U.S. dollar, an increase from 0.6779 at September 30, 2001. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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


           (a)  Exhibit                                    Incorporated by
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


                                                      EZCORP, INC.
                                                      ------------
                                                      (Registrant)


Date: May 13, 2002                               By: /s/ DAN N. TONISSEN
                                                 -----------------------
                                                       (Signature)

                                                Daniel N. Tonissen
                                                Senior Vice President,
                                                Chief Financial Officer &
                                                Director