Form 10-Q
period 2002-06-30
EZCORP INC
filed 2002-08-13
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                         COMMISSION FILE NUMBER 0-19424
                         -------------------------------
                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                         74-2540145
             --------------                                  -------------------
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

As of June 30, 2002, 10,976,642 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                               Page
PART I.  FINANCIAL INFORMATION


               Item 1. Financial Statements (Unaudited)


                  Condensed Consolidated Balance Sheets as of June 30, 2002, June 30, 2001 and September
                  30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

                  Condensed Consolidated Statements of Operations for the Three Months and Nine Months
                  Ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2002
                  and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                  Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .    4

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    8

               Item 3. Qualitative and Quantitative Disclosures about Market Risk. . . . . . . . . . . . . .   15


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
                      Condensed Consolidated Balance Sheets

                                                                                 June 30,       June 30,     September 30,
                                                                                   2002           2001           2001
                                                                              --------------- -------------- -------------
                                                                                              (In thousands)
                                                                                       (Unaudited)               (Note A)
          Assets:
               Current assets:
                   Cash and cash equivalents                                        $  1,418       $  2,626      $  2,186
                   Pawn loans                                                         47,648         47,199        47,144
                   Short-term loans                                                    1,784            800         1,250
                   Service charges receivable, net                                     8,635          8,007         8,841
                   Inventory, net                                                     32,634         33,711        34,231
                   Deferred tax asset                                                  6,434          7,081         7,413
                   Prepaid expenses and other current assets                           2,359          2,692         2,180
                                                                                    --------       --------      --------
                          Total current assets                                       100,912        102,116       103,245

               Investment in unconsolidated affiliate                                 13,932         13,716        13,812
               Property and equipment, net                                            34,214         52,384        44,965
               Goodwill, net                                                          11,274         11,782        11,655
               Notes receivable from related parties                                   1,539          3,106         1,589
               Other assets, net                                                       3,439          3,548         3,294
                                                                                    --------       --------      --------
               Total assets                                                         $165,310       $186,652      $178,560
                                                                                    =========      =========     ========
          Liabilities and stockholders' equity:
               Current liabilities:
                   Current maturities of long-term debt                             $ 43,445       $ 67,671      $ 15,947
                   Accounts payable and other accrued expenses                        10,620          9,346         9,666
                   Restructuring reserve                                                  46            481           217
                   Customer layaway deposits                                           1,811          2,045         2,081
                                                                                    --------       --------      --------
                          Total current liabilities                                   55,922         79,543        27,911

               Long-term debt, less current maturities                                     -             91        44,245
               Deferred tax liability                                                  1,193            990         1,193
               Deferred gains and other long-term liabilities                          4,200          2,897         3,254
                                                                                    --------       --------      --------

                          Total long-term liabilities                                  5,393          3,978        48,692
               Commitments and contingencies                                               -              -             -

               Stockholders' equity:
                   Preferred Stock, par value $.01 per share;
                      Authorized 5,000,000 shares; none issued and                         -              -             -
                      outstanding
                   Class A Non-Voting Common Stock, par value  $.01 per
                   share;
                      Authorized 40,000,000 shares; 10,985,675 issued and
                      10,976,642 outstanding at June 30, 2002; 10,946,874
                      issued and 10,937,841 outstanding at June 30, 2001                 110            109           109
                      and September 30, 2001
                   Class B Voting Common Stock, convertible, par value $.01
                   per share;
                      Authorized 1,198,990 shares; 1,190,057 issued and                   12             12            12
                      outstanding
                   Additional paid-in capital                                        114,723        114,663       114,664
                   Accumulated deficit                                                (9,774)       (10,515)      (11,727)
                                                                                    --------       --------      --------
                                                                                     105,071        104,269       103,058
                   Treasury stock, at cost (9,033 shares)                                (35)           (35)          (35)
                   Receivable from stockholder                                          (729)          (729)         (729)
                   Accumulated other comprehensive loss                                 (312)          (374)         (337)
                                                                                    --------       --------      --------
               Total stockholders' equity                                            103,995        103,131       101,957
                                                                                    --------       --------      --------
               Total liabilities and stockholders' equity                           $165,310       $186,652      $178,560
                                                                                    ========       ========      ========


      See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                Three Months Ended           Nine Months Ended
                                                                     June 30,                    June 30,
                                                             -------------------------- ----------------------------
                                                                 2002          2001           2002          2001
                                                             ------------- ------------ -------------- -------------
                                                                    (In thousands, except per share amounts)
Revenues:
       Sales                                                     $ 28,386     $ 29,784       $ 97,775      $ 98,029
       Service charges                                             14,754       13,316         47,427        41,131
                                                                 --------     --------       --------      --------
                                                                   43,140       43,100        145,202       139,160

Cost of goods sold                                                 17,601       18,427         60,591        57,960
                                                                 --------     --------       --------      --------
                  Net revenues                                     25,539       24,673         84,611        81,200

Operating expenses:
       Operations                                                  19,165       18,345         58,762        56,061
       Administrative                                               3,639        3,010         11,510        10,523
       Depreciation and amortization                                2,501        2,870          7,631         8,118
       Restructuring expense (reversal)                                --         (696)            --          (696)
                                                                 --------     --------       --------      --------
                                                                   25,305       23,529         77,903        74,006
                                                                 --------     --------       --------      --------
Operating income                                                      234        1,144          6,708         7,194

Interest expense, net                                                 972        2,028          3,711         6,548
Equity in net income of unconsolidated affiliate                     (110)         (71)          (422)         (208)
Loss on sale of assets                                                186          166            319           162
                                                                 --------     --------       --------      --------

Income (loss) before income taxes                                    (814)        (979)         3,100           692
Income tax expense (benefit)                                         (301)        (537)         1,147            48
                                                                 --------     --------       --------      --------
Net income (loss)                                                 $  (513)     $  (442)      $  1,953      $    644
                                                                 ========     ========       ========      ========
Net income (loss) per share, basic and fully diluted              $ (0.04)     $ (0.04)      $   0.16      $   0.05
                                                                 ========     ========       ========      ========
Weighted average shares outstanding:
       Basic                                                       12,148       12,113         12,133        12,094
                                                                 ========     ========       ========      ========
       Fully diluted                                               12,148       12,113         12,275        12,094
                                                                 ========     ========       ========      ========


     See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                       Nine Months Ended
                                                                                              June 30,
                                                                                     --------------------------
                                                                                        2002            2001
                                                                                     ---------        ---------
                                                                                           (In thousands)
Operating Activities:
       Net income                                                                    $    1,953      $     644
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                   7,631          8,118
          Restructuring expenses (reversal)                                                  --           (696)
          Net loss on sale or disposal of assets                                            319            162
          Income from investment in unconsolidated affiliate                               (422)          (208)
          Changes in operating assets and liabilities:
                Service charges receivable                                                  206            622
                Inventory                                                                 1,597          1,949
                Prepaid expenses, other current assets, and other assets                   (950)        (1,833)
                Accounts payable and accrued expenses                                     1,444         (2,288)
                Restructuring reserve                                                      (171)        (1,623)
                Customer layaway deposits                                                  (270)          (287)
                Deferred gains and other long-term liabilities                             (247)           (18)
                Federal income taxes                                                        979          4,951
                                                                                     ----------      ---------

                Net cash provided by operating activities                                12,069          9,493

Investing Activities:
          Pawn loans forfeited and transferred to inventory                              52,345         51,249
          Pawn loans made                                                              (138,931)      (137,784)
          Pawn loans repaid                                                              86,082         86,252
                                                                                     ----------      ---------
                Net increase in loans                                                      (504)          (283)

          Short-term loans                                                                 (534)          (830)
          Additions to property, plant, and equipment                                    (1,281)        (3,952)
          Dividends received from unconsolidated affiliate                                  327            236
          Proceeds from sale of assets                                                    5,902          8,186
                                                                                     ----------      ---------

                Net cash provided by investing activities                                 3,910          3,357

Financing Activities:
         Net payments on bank borrowings                                                (16,747)       (13,350)
                                                                                     ----------      ---------

                Net cash used in financing activities                                   (16,747)       (13,350)
                                                                                     ----------      ---------

Change in cash and cash equivalents                                                        (768)          (500)
Cash and cash equivalents at beginning of period                                          2,186          3,126
                                                                                     ----------      ---------
Cash and cash equivalents at end of period                                           $    1,418      $   2,626
                                                                                     ==========      =========
Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                              $       25      $    (278)
                Deferred gain on sale-leasebacks                                     $    1,278      $   2,763
                Issuance of stock to 401k plan                                       $       60      $      89

     See Notes to Condensed Consolidated Financial Statements (unaudited).

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

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

The Company's business is subject to seasonal variations, and operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B:  RESTRUCTURING

As more fully described in Note C to the Company's audited financial statements for the year ended September 30, 2001, the Company adopted a restructuring plan in its fiscal year ended September 30, 2000. Execution of the plan resulted in the closure of 47 stores by March 31, 2001. No additional store closures are expected as part of this plan. During the quarter ended June 30, 2002, the Company expended $47,000 of rent and related costs for closed stores. At June 30, 2002, the remaining restructuring reserve of $46,000 relates primarily to future rent on closed stores, with leases expiring over the next three years. The results of operations from the 47 closed stores were not material to the nine months ended June 30, 2001.

In conjunction with the restructuring in fiscal 2000, the Company recorded an additional $1.2 million inventory reserve for anticipated losses on sales at stores to be closed. This amount was charged to cost of goods sold in fiscal 2000 and is excluded from the restructuring reserve discussed above. This inventory reserve was fully utilized by June 30, 2001 as the related inventory was sold.

NOTE C: ACCOUNTING PRINCIPLES AND PRACTICES

The provision (benefit) for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves using analysis of sales trends, inventory aging, sales margins, and inventory shrinkage. At June 30, 2002, June 30, 2001, and September 30, 2001, inventory reserves were $1.0 million, $1.0 million, and $1.1 million, respectively.

Property and equipment is shown net of accumulated depreciation of $55.1 million, $47.6 million and $49.1 million at June 30, 2002, June 30, 2001, and September 30, 2001, respectively.

Certain prior year balances have been reclassified to conform to the fiscal 2002 presentation.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


NOTE D: EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                                                Three Months Ended           Nine Months Ended
                                                                                     June 30                      June 30
                                                                               --------------------         --------------------
                                                                                 2002          2001          2002          2001
                                                                                -------       ------        -------       ------
Numerator
       Numerator for basic and diluted earnings per share: net income (loss)    $  (513)      $ (442)       $ 1,953       $  644
                                                                                =======       ======        =======       ======

Denominator
       Denominator for basic earnings per share: weighted average shares         12,148       12,113         12,133       12,094
       Effect of dilutive securities:
                  Warrants and options                                               --           --            142           --
                                                                                -------       ------        -------       ------
       Dilutive potential common shares                                              --           --            142           --
                                                                                -------       ------        -------       ------
       Denominator for diluted earnings per share: adjusted weighted
       average shares and assumed conversions                                    12,148       12,113         12,275       12,094
                                                                                =======       ======        =======       ======
       Basic and diluted earnings (loss) per share                              $ (0.04)     $ (0.04)       $  0.16      $  0.05
                                                                                =======       ======        =======       ======

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Options outstanding at June 30, 2002 and 2001 were excluded from the computation of loss per share because the Company incurred a loss in the three-month period of each year.

                                                                   Three Months Ended         Nine Months Ended
                                                                        June 30                    June 30
                                                                 -----------------------   ------------------------
                                                                    2002         2001         2002          2001
                                                                 ----------   ----------   ----------    ----------
Total options outstanding
           Weighted average shares subject to options             1,456,699    1,352,594    1,462,918     1,377,412
           Average exercise price per share                       $    7.71    $    8.21    $    7.69     $    8.18

Anti-dilutive options outstanding
           Weighted average shares subject to options               935,508      949,102      937,792     1,377,412
           Average exercise price per share                       $   10.89    $   10.85    $   10.88     $    8.18


NOTE E: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), a company organized in the United Kingdom, representing 29% of A&B's outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. The income reported for the Company's nine-month period ended June 30, 2002 represents its percentage interest in the results of A&B's operations from July 2001 through March 2002, reduced by the amortization of goodwill.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



NOTE F: CONTINGENCIES

From time to time, the Company is involved in litigation and claims arising from its normal business operations. Currently, the Company is a defendant in several lawsuits, some of which involve claims for substantial amounts. While the ultimate outcome of these lawsuits cannot be ascertained, based on consultation with legal counsel, the Company believes the resolution of these suits will not have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance as to the ultimate outcome of these matters.

NOTE G: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total shareholders' equity. Comprehensive income (loss) for the three and nine months ended June 30, 2002 was approximately $(0.6) million and $2.0 million, and the comprehensive loss for the three and nine months ended June 30, 2001 was approximately $(0.7) million and $0.4 million, respectively. The difference between comprehensive income and net income is the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income (loss) is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive loss."

NOTE H: LONG-TERM DEBT

 The Company's credit agreement, maturing October 1, 2002, provides for a $45 million revolving credit facility and a term loan of approximately $15 million, both of which are secured by substantially all of the Company's assets. Availability under the revolving credit facility is based on loan and inventory balances. Interest on the revolving credit facility accrues at the agent bank's prime rate ("Prime") plus 300 basis points, and is payable monthly at Prime plus 100 basis points. The accrued but unpaid interest is payable upon the earlier of the refinancing or maturity of the revolving credit facility. Until its retirement on June 7, 2002, interest on the term loan accrued and was paid monthly at Prime plus 350 basis points. The Company pays a commitment fee of 25 basis points on the unused amount of the revolving facility.

The Company believes that the financial covenants established in the credit facility will be achieved based upon the Company's current and anticipated performance. Based upon the performance to date and management's expected performance for the remainder of Fiscal 2002, including the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations. However, material shortfalls or variances from anticipated performance could require the Company to seek a further amendment to the credit facility or alternate sources of financing, or to limit capital expenditures to an amount less than that currently anticipated or permitted under the credit facility.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002





NOTE I:  RECENT PRONOUNCEMENTS:  GOODWILL AND OTHER INTANGIBLE ASSETS - SFAS 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The standard provides that effective October 1, 2002, goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. The useful lives of other intangible assets must be reassessed at that time, and the remaining amortization periods adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

The Company will adopt the provisions of SFAS No. 142 for its Fiscal 2003 year, and will complete impairment testing prior to March 31, 2003. Management has not yet determined the impact, if any, that adoption of this pronouncement will have on its financial position or results of operations. There can be no assurance that at the time the review is completed an impairment charge will not be recorded.

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

Third Quarter Ended June 30, 2002 vs. Third Quarter Ended June 30, 2001

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three months ended June 30, 2002 and 2001.

                                                                       Three Months Ended                  % or
                                                                           June 30,(a)                     Point
                                                                      2002            2001               Change(b)
                                                                    --------        --------            ------------
Net revenues:
           Sales                                                    $ 28,386        $ 29,784                  (4.7)%
           Service charges                                            14,754          13,316                   10.8%
                                                                    --------        --------
                  Total revenues                                      43,140          43,100                    0.0%
           Cost of goods sold                                         17,601          18,427                  (4.5)%
                                                                    --------        --------
                  Net revenues                                      $ 25,539        $ 24,673                    3.5%
                                                                    ========        ========
Other data:

           Gross profit as a percent of sales                          38.0%           38.1%              (0.1) pts.
           Average annual inventory turnover                            2.2x            2.2x                    0.0x
           Inventory per store at end of period                     $    117        $    117                    0.0%
           Pawn loan balance per store at end of period             $    170        $    163                    4.3%
           Short-term loan balance per store at end of period       $      6        $      3                  100.0%
           Average yield on pawn loan portfolio                         116%            116%                  0 pts.
Expenses as a percent of total revenues:
           Operations                                                  44.4%           42.6%                1.8 pts.
           Administrative                                               8.4%            7.0%                1.4 pts.
           Depreciation and amortization                                5.8%            6.7%              (0.9) pts.
           Interest, net                                                2.3%            4.7%              (2.4) pts.
Locations in operation:
           Beginning of period                                           280             289
           Acquired                                                       --              --
           Established                                                    --              --
           Sold, combined or closed                                       --              --
                                                                    --------        --------
           End of period                                                 280             289
                                                                    ========        ========
Average locations in operation during the period(c)                      280             289


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

Nine Months Ended June 30, 2002 vs. Nine Months Ended June 30, 2001

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine months ended June 30, 2002 and 2001.

                                                                        Nine Months Ended                  % or
                                                                           June 30,(a)                     Point
                                                                      2002            2001               Change(b)
                                                                    --------        --------            ------------

Net revenues:
           Sales                                                    $ 97,775        $ 98,029                  (0.3)%
           Service charges                                            47,427          41,131                   15.3%
                                                                    --------        --------
                  Total revenues                                     145,202         139,160                    4.3%
           Cost of goods sold                                         60,591          57,960                    4.5%
                                                                    --------        --------
                  Net revenues                                      $ 84,611        $ 81,200                    4.2%
                                                                    ========        ========
Other data:

           Gross profit as a percent of sales                          38.0%           40.9%              (2.9) pts.
           Average annual inventory turnover                            2.5x            2.1x                    0.4x
           Inventory per store at end of the period                 $    117        $    117                    0.0%
           Pawn loan balance per store at end of period             $    170        $    163                    4.3%
           Short-term loan balance per store at end of period       $      6        $      3                  100.0%
           Average annualized yield on loan portfolio                   124%            121%                  3 pts.
Expenses as a percent of total revenues:
           Operations                                                  40.5%           40.3%                 0.2 pt.
           Administrative                                               7.9%            7.6%                 0.3 pt.
           Depreciation and amortization                                5.3%            5.8%               (0.5) pt.
           Interest, net                                                2.6%            4.7%              (2.1) pts.
Locations in operation:
           Beginning of period                                           283             313
           Acquired                                                       --              --
           Established                                                    --              --
           Sold, combined or closed                                        3              24
                                                                    --------        --------
           End of period                                                 280             289
                                                                    ========        ========
Average locations in operation during the period(c)                      281             294


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

GENERAL OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

EZCORP, Inc. (the "Company") is primarily engaged in operating pawnshops which function as convenient sources of consumer credit and as value oriented retailers of primarily previously owned merchandise. The Company also offers short-term loans, commonly referred to as "payday loans" in most of its pawnshops. At June 30, 2002, the Company operated 280 pawnshops in eleven states compared to 289 in twelve states at June 30, 2001.

The Company has three main sources of revenue: pawn service charges, sales of primarily forfeited collateral, and fees on short-term loans. For the nine-month fiscal 2002 period, pawn service charges, sales, and short-term loan fees comprised 29%, 67%, and 4% of total revenues compared to 29%, 70%, and 1% for the nine-month fiscal 2001 period. After deducting the cost of goods sold, net revenues for the nine-month fiscal 2002 period are comprised of 50% pawn service charges, 44% gross profit on merchandise sales, and 6% short-term loan fees compared to 50%, 49%, and 1% for the nine-month fiscal 2001 period.

Pawn service charge revenue for a period is the sum of pawn service charges collected and the change in the pawn service charge receivable. The pawn service charge receivable represents the service charges that would be paid if all accrued loan fees were paid in full at the end of the period, less an allowance for expected loan forfeitures. The expected level of forfeitures within the ending pawn loan balance is based on recent loan redemption statistics adjusted for seasonal changes expected to occur over the next ninety days. From quarter to quarter, the pawn service charge receivable fluctuates with the seasonal fluctuations in loan volumes and redemption rates.

Same store pawn service charge revenues vary due to changes in average loan balances and changes in the average yield on these balances. Average yields vary due to changes in expected loan forfeitures and mix shifts in the loan portfolio between loans with different yields.

The Company introduced short-term loans during the quarter ended March 31, 2001. Unlike pawn loans, short-term loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected through subsequent collection efforts, the Company charges defaulted loans to bad debt expense immediately upon default, leaving only current loans in the reported balance. Collections of defaulted loans are recorded as a reduction of bad debt expense at the time of collection. In addition to writing off loans immediately upon default, the Company also records a valuation allowance on both the principal and fees receivable from current loans, based on recent and anticipated net default rates. Net defaults and changes in the principal valuation allowance are charged to bad debt expense. Changes in the fee receivable valuation allowance are charged to service charge revenue.

The Company offers short-term loans in 217 of its locations at June 30, 2002 compared to 212 locations a year ago. In 199 of the locations providing short-term loans, the Company markets and services loans on behalf of County Bank, a federally insured Delaware banking corporation. After origination of the loans, the Company can purchase an 85% participation in the loans marketed for County Bank. The loans and related fees reported in the Company's financial statements reflect only the Company's participation in such loans.

FISCAL 2000 RESTRUCTURING CHARGE

During the Company's fourth fiscal 2000 quarter, the Company made the decision to close up to 54 stores. As of June 30, 2001, 47 of the 54 stores had closed. In June 2001, the Company re-evaluated the seven remaining stores and decided to continue their operation, based on improved performance and future outlook for these stores. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores. The Company recorded an additional $0.3 million restructure expense for the 47 stores previously closed, primarily to account for lease obligations in excess of original estimates, resulting in a net credit to restructuring expense of $1.0 million in the period ended June 30, 2001. Of the $1.0 million net credit, $0.7 million is for the anticipated administrative costs and loss from disposing of the seven stores' fixed and intangible assets and is recorded as a credit to restructuring expense, where the charge was recorded in September 2000. The remaining $0.3 million was originally charged to cost of goods sold to reduce these stores' inventory to liquidation value, and was credited to cost of goods sold in June 2001, as the Company no longer expected to sell this inventory at liquidation prices.

RESULTS OF OPERATIONS


THIRD QUARTER ENDED JUNE 30, 2002 VS. THIRD QUARTER ENDED JUNE 30, 2001

The following discussion compares results for the three-month period ended June 30, 2002 ("Fiscal 2002 Quarter") to the three-month period ended June 30, 2001 ("Fiscal 2001 Quarter"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

For the Fiscal 2002 Quarter, pawn service charge revenue increased $0.1 million from the Fiscal 2001 Quarter to $12.8 million, due to slightly higher average loan balances and yields in the Fiscal 2002 Quarter. Of the $12.8 million total, $12.5 million was collected during the period, and $0.3 million arose from an increase in the pawn service charge receivable. In the Fiscal 2001 Quarter, the $12.7 million pawn service charge revenue is comprised of $12.1 million collected during the period and $0.6 million from an increase in the pawn service charge receivable.

For the Fiscal 2002 Quarter, sales decreased $1.4 million from the Fiscal 2001 Quarter to approximately $28.4 million. This decrease was the combined result of lower same store sales ($1.5 million) and sales from closed stores ($0.1 million), offset by higher levels of jewelry scrapping ($0.4 million). Annualized inventory turnover for the Fiscal 2002 Quarter was unchanged from the comparable prior year period at 2.2 times.

For the Fiscal 2002 Quarter, gross profits as a percentage of sales decreased
0.1 of a percentage point from the Fiscal 2001 Quarter to 38.0 percent. In the Fiscal 2001 Quarter, a $0.3 million inventory reserve was reversed from cost of goods sold as part of the decision to continue operations at seven stores previously identified for closure in the Company's 2000 restructuring, as discussed above. A similar credit is not present in the Fiscal 2002 Quarter, causing a decrease in margins (1.1 percentage points). Excluding this Fiscal 2001 credit, margins improved 1.0 percentage point. That improvement is comprised of increased margins on merchandise sales (1.8 of a percentage point), offset by higher jewelry scrapping (0.4 of a percentage point) and an increase in inventory shrinkage (0.4 of a percentage point).

Short-term loan service charges increased to $2.0 million in the Fiscal 2002 Quarter from $0.6 million in the prior year quarter. The Company experienced net default rates (defaults net of collections measured as a percent of loans made) of 5.5% during the Fiscal 2002 Quarter compared to 8.6% in the Fiscal 2001 Quarter. Bad debt expense, included in operations expense, was $0.6 million, compared to $0.4 million in the comparable Fiscal 2001 Quarter.

In the Fiscal 2002 Quarter, operations expenses as a percentage of total revenues increased 1.8 percentage points from the Fiscal 2001 Quarter to 44.4 percent. Efficiencies in same store operations expense (0.6 of a percentage point) were more than offset by bad debt and operating expenses related to the Company's growing short-term loan program (1.1 percentage points) and an increase in rent from sale-leasebacks of store locations (1.3 percentage points). This increase in sale-leaseback rent is offset by decreases in depreciation and interest expense, as noted below.

Administrative expenses increased 1.4 percentage points to 8.4 percent, primarily due to the non-capital costs of upgrading the Company's enterprise-wide computer system (0.8 of a percentage point), an expense the Company does not expect to recur for several years. Also contributing to the increase in administrative expenses was an increase in compensation expense (0.6 of a percentage point), half of which was directly related to growth in the Company's short-term loan program.

In the Fiscal 2002 Quarter, depreciation and amortization as a percent of total revenues decreased 0.9 of a percentage point from the Fiscal 2001 Quarter to 5.8 percent. Since the Fiscal 2001 Quarter, the Company has completed sale-leasebacks of several previously owned properties. As a result, these properties are no longer depreciated. Interest expense as a percent of total revenue decreased 2.4 percentage points from the Fiscal 2001 Quarter to 2.3 percent, primarily due to a $26.6 million (39%) decrease in average debt balances. Proceeds from the sale-leaseback of previously owned properties, coupled with cash flow from operations, funded the decrease in average debt balances.

Operating income decreased $0.9 million from the Fiscal 2001 Quarter. Excluding the $0.3 million enterprise-wide software upgrade in the Fiscal 2002 Quarter and the $0.7 million restructuring expense reversal in the comparable 2001 period, operating income improved $0.1 million. This improvement was due to a $0.9 million growth in net revenues, primarily short-term loan fees, offset by $0.8 million higher operations expense, primarily sale-leaseback rent and short-term loan related expenses. After lower interest expense in the Fiscal 2002 Quarter, loss before income taxes improved $0.2 million. Because the Company expects its taxable income for the year to exceed Fiscal 2001 levels, a smaller income tax benefit was recorded, resulting in a net loss of $0.5 million, compared to a $0.4 million net loss in the Fiscal 2001 Quarter.


NINE MONTHS ENDED JUNE 30, 2002 VS. NINE MONTHS ENDED JUNE 30, 2001

The following discussion compares results for the nine-month period ended June 30, 2002 ("Fiscal 2002 Period") to the nine-month period ended June 30, 2001 ("Fiscal 2001 Period"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

In the Fiscal 2002 Period, pawn service charge revenue increased $1.5 million from the Fiscal 2001 Period to $41.9 million primarily due to a three percentage point higher annualized loan yield ($1.0 million) and greater average loan volumes ($0.7 million). Slightly offsetting these improvements was a reduction in pawn service charges from closed stores ($0.2 million). The $41.9 million pawn service charge revenue is comprised of $42.2 million collected during the period, offset by a $0.3 million decrease in the pawn service charge receivable. In the Fiscal 2001 Period, the $40.4 million pawn service charge revenue was comprised of $41.2 million collected during the period, less a $0.8 million decrease in the pawn service charge receivable.

For the Fiscal 2002 Period, sales decreased $0.3 million from the Fiscal 2001 Period to approximately $97.8 million. This decrease was the result of a reduction in sales from closed stores ($1.2 million) and lower same store sales ($1.3 million), offset by higher levels of jewelry scrapping ($2.2 million). Annualized inventory turnover was 2.5 times compared to 2.1 times for the same period last year.

In the Fiscal 2002 Period, gross profits as a percentage of sales decreased 2.9 percentage points from the Fiscal 2001 Period to 38.0 percent. Higher levels of jewelry scrapping (2.0 percentage points), lower margins on merchandise sales (0.5 of a percentage point), and higher inventory shrinkage (0.1 of a percentage point) account for the majority of the drop in margin. Additionally, in the Fiscal 2001 Period, a $0.3 million inventory reserve was reversed from cost of goods sold as part of the decision to continue operations at seven stores previously identified for closure in the Company's 2000 restructuring, as discussed above. A similar credit is not present in the Fiscal 2002 Period, causing the remainder of the decrease in margins (0.3 of a percentage point).

Short-term loan service charges increased to $5.5 million in the Fiscal 2002 Period from $0.7 million in the Fiscal 2001 Period. The Company experienced net default rates (defaults net of collections measured as a percent of loans made) of 6.7% during the Fiscal 2002 Period compared to 8.1% in the prior year. Bad debt expense, included in operations expense, was $2.2 million, compared to $0.4 million in the Fiscal 2001 Period.

In the Fiscal 2002 Period, operations expenses as a percentage of total revenues increased 0.2 of a percentage point from the Fiscal 2001 Period to 40.5 percent. This increase results from bad debt and operating expenses related to the Company's growing short-term loan program (1.6 percentage points) and an increase in rent from sale-leasebacks of store locations (0.9 of a percentage point). Offsetting these increases were savings due to closed stores (2.2 percentage points) and greater operating efficiencies at stores open both periods (0.1 of a percentage point). The increase in sale-leaseback rent is offset by decreases in depreciation and interest expense, as noted below.

Administrative expenses increased 0.3 of a percentage point to 7.9 percent in the Fiscal 2002 Period, primarily due to higher compensation expense (0.3 of a percentage point) and the non-capital costs of upgrading the Company's enterprise-wide computer system (0.1 of a percentage point), offset by lower professional fees and services (0.1 of a percentage point).

In the Fiscal 2002 Period, depreciation and amortization as a percent of total revenue decreased 0.5 of a percentage point from the Fiscal 2001 Period to 5.3 percent due to the elimination of depreciation on assets sold, primarily through sale-leasebacks, offset by an increase in depreciation of software placed in use during December 2000. Interest expense as a percent of total revenue decreased
2.1 percentage points from the Fiscal 2001 Period to 2.6 percent, primarily due to a $27.4 million (36%) decrease in average debt balances. Proceeds from the sale-leaseback of previously owned properties, coupled with cash flow from operations, funded the decrease in average debt balances.

Operating income decreased $0.5 million from the Fiscal 2001 Period. Excluding the $0.4 million spent in the nine-month 2002 period to upgrade the Company's enterprise-wide software and the $0.7 million restructuring expense reversal in the Fiscal 2001 Period, operating income improved $0.6 million. This improvement was mostly due to a $3.4 million growth in net revenues, primarily short-term loan fees, offset by $2.7 million higher operations expense, mainly sale-leaseback rent and short-term loan related expenses. After lower interest expense and higher income tax expense, net income increased $1.3 million to $2.0 million in the Fiscal 2002 Period.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine-month Fiscal 2002 Period was $12.1 million compared to $9.5 million provided in the Fiscal 2001 Period. Excluding a $5.0 million tax refund included in the nine-month Fiscal 2001 period, cash provided by operating activities increased $7.6 million. The Company's new short-term loan product, higher levels of jewelry scrapping, and lower expenditures for closed stores account for most of the increase in cash provided by operating activities. Net cash provided by investing activities was $3.9 million for the Fiscal 2002 Period compared to $3.4 million provided in the Fiscal 2001 Period. The change is primarily due to a $2.7 million decrease in capital expenditures offset by $2.3 million lower proceeds from the sale of assets, primarily sale-leasebacks of store locations. During the Fiscal 2002 Period, the Company used the cash flow from operating and investing activities, as well as cash on hand, to reduce its outstanding bank borrowings by $16.7 million, compared to a reduction of $13.4 million in the Fiscal 2001 Period. During the nine months ended June 30, 2002, the Company completed sales or sale-leasebacks of 22 owned properties for proceeds of $5.9 million. At June 30, 2002, 8 additional properties were held for sale or sale-leaseback, however there can be no assurance that the Company will be successful in selling any of these properties.

The Company's credit agreement matures on October 1, 2002 and provides for a $45 million revolving credit facility and a term loan of approximately $15 million, both of which are secured by substantially all of the Company's assets. Availability under the revolving credit facility is based on loan and inventory balances. The term facility was repaid in full on June 7, 2002.

The Company's credit agreement requires, among other things, that the Company meet certain financial covenants. Specifically, the Company must operate within specified levels of consolidated net worth, leverage ratio, capital expenditures, inventory turnover, fixed charge coverage ratio, and EBITDA (earnings before interest, taxes, depreciation and amortization). The Company believes that these covenants will be achieved based upon the Company's current and anticipated performance. Based upon performance to date and management's expected performance for the remainder of Fiscal 2002, including the availability under the revolving credit facility, the Company believes that there is adequate liquidity to fund the Company's operations and its planned capital expenditures. However, material shortfalls or variances from anticipated performance could require the Company to seek a further amendment to its credit agreement or alternate sources of financing, or to limit capital expenditures to an amount less than currently anticipated or permitted under the credit agreement. The Company is in the process of renegotiating its line of credit and believes this will be complete prior to the October 1, 2002 maturity date.

The outstanding balance under the $45 million revolving credit facility bears interest at the agent bank's prime rate plus 300 basis points, but is payable monthly at Prime plus 100 basis points. The accrued but unpaid interest is payable upon the earlier of the refinancing or the maturity of the revolving credit facility. Until its retirement, interest on the term loan accrued and was paid monthly at Prime plus 350 basis points. The Company pays a commitment fee of 25 basis points of the unused amount of the revolving facility. At June 30, 2002, the Company had $43.4 million outstanding on the revolving facility, and availability of $0.9 million.


SEASONALITY

Historically, pawn service charge revenues are highest in the fourth fiscal quarter (July, August and September) due to higher loan demand during the summer months and merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season and tax refunds.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The Company's long-term debt at June 30, 2002 is comprised entirely of variable-rate debt instruments. If interest rates average 25 basis points more during the remainder of fiscal 2002, the Company's interest expense for the year would increase by $27,000. This amount is determined by considering the impact of the hypothetical interest rate increase on the Company's variable rate long-term debt at June 30, 2002.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated. The translation adjustment representing the weakening in the U.K. pound during the quarter ended March 31, 2002 (included in the Company's June 30, 2002 results on a three-month lag as described above) was approximately $0.1 million. On June 30, 2002, the U.K. pound closed at 0.6526 to
1.00 U.S. dollar, a decrease from 0.7015 at March 31, 2002. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           (a)       Exhibit                                                                Incorporated by
                     Number                      Description                                  Reference to
                     -------                     -----------                                ---------------
                     99.1         Certification Required by Section 906 of
                                  the Sarbanes-Oxley Act of 2002


           (b)       Reports on Form 8-K

                     The Company has not filed any reports on Form 8-K for the quarter ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      EZCORP, INC.
                                                      (Registrant)



Date:   August 13, 2002                               By:/s/ Daniel N. Tonissen
                                                      -------------------------
                                                             (Signature)

                                                      Daniel N. Tonissen
                                                      Senior Vice President,
                                                      Chief Financial Officer &
                                                      Director

                                 EXHIBIT INDEX


                     Exhibit                                                                Incorporated by
                     Number                      Description                                  Reference to
                     -------                     -----------                                ---------------
                     99.1         Certification Required by Section 906 of
                                  the Sarbanes-Oxley Act of 2002