Form 10-K
period 2002-09-30
EZCORP INC
filed 2002-12-20
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant as of November 20, 2002, based on the closing price on The Nasdaq Stock Market on such date, was $34 million.

As of November 20, 2002, 10,976,642 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                          YEAR ENDED SEPTEMBER 30, 2002
                               INDEX TO FORM 10-K

Item                                                                                            Page
 No.                                                                                             No.
----                                                                                            ----
                                           INTRODUCTION

                                              PART I.

1.       Business                                                                                 3
2.       Properties                                                                              14
3.       Legal Proceedings                                                                       16
4.       Submission of Matters to a Vote of Security Holders                                     16

                                                PART II.

5.       Market for Registrant's Common Equity and Related Stockholder Matters                   17
6.       Selected Financial Data                                                                 18
7.       Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           19
7A.      Qualitative and Quantitative Disclosures About Market Risk                              28
8.       Financial Statements and Supplementary Data                                             29
9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                              48

                                               PART III.

10.      Directors and Executive Officers of the Registrant                                      49
11.      Executive Compensation                                                                  52
12.      Security Ownership of Certain Beneficial Owners and Management                          56
13.      Certain Relationships and Related Party Transactions                                    58

                                                PART IV.

14.      Controls and Procedures                                                                 60
15.      Financial Statement Schedules, Exhibits, and Reports on Form 8K                         60

                                     SIGNATURES AND CERTIFICATIONS

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

GENERAL
The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property, commonly known as pawn loans. The Company contracts for a pawn service charge to compensate it for each pawn loan. Pawn service charges, which generally range from 12% to 300% per annum, are calculated based on the dollar amount and duration of the loan. In the twelve-month periods ended September 30, 2000, 2001, and 2002 ("Fiscal 2000", "Fiscal 2001," and "Fiscal 2002"), approximately 77%, 76%, and 76% of the pawn loans made by the Company were redeemed in full or were renewed or extended through the payment of accrued pawn service charges. In most states in which the Company operates, collateral is held one month with a 60-day grace period, after which the collateral is forfeited.

A secondary, but related, activity of the Company is the sale of merchandise. The Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases from customers and wholesale distributors. The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin. During Fiscal 2000, 2001, and 2002, the Company realized gross margins on sales of 37%, 39%, and 36%.

The Company also offers unsecured loans, commonly referred to as "payday loans" or "payroll advances" in most of its pawnshops. Introduced in March 2001, this product continues to mature as the customer base grows. Payroll advances are made based on a customer's credit history and generally are made for periods of less than 30 days, averaging about 15 days, for a service charge of $18 to $30 per $100 loaned. When measured as a percentage of loans made, the Company experienced payroll advance net default rates of 8.1% and 6.9% during Fiscal 2001 and 2002, respectively.

The following components comprised the Company's net revenues (total revenues less cost of goods sold):

                                                       Fiscal Year Ended September 30,
                                                       -------------------------------
                                                       2000          2001         2002
                                                       ----          ----         ----
Pawn service charges                                    53%           51%          51%
Gross profit from merchandise sales                     49%           48%          42%
Gross profit from jewelry wholesaling and scrapping     (2%)          (1%)          -
Payroll advance service charges                          -             2%           7%
                                                       ---           ---          ---
Net revenues                                           100%          100%         100%

The pawnshop industry in the United States is large and highly fragmented. The industry consists of over 10,000 pawnshops owned primarily by independent operators who typically own one to three locations. The Company, with 280 locations, is the second largest operator of pawnshops in the United States;

while the three largest pawnshop operators, including the Company, account for less than ten percent of the estimated pawnshops.

As of November 20, 2002, the Company operated 280 locations: 181 in Texas, 24 in Colorado, 20 in Oklahoma, 18 in Florida, 15 in Indiana, 8 in Alabama, 4 in Nevada, 3 in Tennessee, 3 in Louisiana, 3 in Mississippi, and 1 in Arkansas.

LENDING ACTIVITIES
The Company is primarily engaged in the business of making pawn loans, which typically are relatively small, non-recourse loans secured by pledges of tangible personal property. As of September 30, 2002, the Company had approximately 675,000 loans outstanding, representing an aggregate principal balance of $49.2 million. The Company contracts for a pawn service charge to compensate it for a pawn loan. A majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. For Fiscal 2002, pawn service charges accounted for approximately 29% of the Company's total revenues and 51% of its net revenues.

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

The pledged property is held through the term of the loan, which in Texas is one month with an automatic 60-day grace period, unless repaid, renewed, or extended earlier. The Company seeks to maintain a redemption rate (the percent of loans made that are redeemed, renewed, or extended) between 70% and 80%, and in each of the Company's last three fiscal periods, it achieved this targeted redemption rate. The redemption rate is maintained through lending guidelines and proper implementation of the lending guidelines at the store level. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and then becomes inventory available for sale in the Company's pawnshops. The Company does not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. The Company evaluates the salability of inventory and provides an allowance for valuation of inventory, based on the type of merchandise, recent sales trends and margins, and the age of merchandise.

The table below shows the dollar amount of pawn loan activity by the Company for the fiscal years ended September 30, 2000, 2001 and 2002:

                                                      Fiscal Year Ended September 30,
                                                      --------------------------------
                                                       2000         2001        2002
                                                      -------      -------     -------
                                                            (dollars in millions)
Loans made                                            $ 187.6      $ 185.1     $ 189.0
Loans repaid                                           (122.2)      (113.8)     (113.7)
Loans forfeited                                         (71.8)       (71.1)      (73.2)
Loans acquired (sold)                                    (0.6)           -           -
                                                      -------      -------     -------
Net increase (decrease) in pawn loans outstanding
 at the end of the year                               $  (7.0)     $   0.2     $   2.1

The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin. Jewelry, which constitutes approximately 60% of the principal amount of items pledged, can be evaluated primarily based on weight, carat content, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, sporting goods, and musical instruments. These can be evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence. During Fiscal 2000, 2001, and 2002, the Company realized gross margins on sales of 37%, 39%, and 36%.

At the time a pawn transaction is made, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification number from his driver's license, military identification or other government issued identification, the date of the loan, an identification and description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the pledged goods, and the annual percentage rate.

Of the Company's 280 operating locations as of November 20, 2002, 181 were located in Texas. Accordingly, Texas pawnshop laws and regulations govern most of the Company's operations. In Texas, pawnshop operations are regulated by the Office of the Consumer Credit Commissioner in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act") and Rules of Operation for Pawnshops (the "Rules"). See "Regulation".

The maximum allowable pawn service charges for stratified loan amounts made in the State of Texas are set in accordance with Texas law under the Pawnshop Act. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the stratified loan amounts have been adjusted upward most years. The maximum allowable pawn service charges under the Pawnshop Act for the various stratified loan amounts have not changed since September 1, 2001, and are as follows:

              SCHEDULE OF APPLICABLE LOAN SERVICE CHARGES FOR TEXAS

                                                           Maximum
                                                      Allowable Annual
Amount Financed per Pawn Loan                         Percentage Rate
-----------------------------                         ----------------
   September 1, 2001 to
      June 30, 2002
           $1 to $150                                       240%
          $151-$1,000                                       180%
        $1,001-$1,500                                        30%
    $1,501 to $12,500                                        12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the year ended June 30, 2001, the loan ceiling was $12,000. From July 1, 2001 to June 30, 2003, the loan ceiling is $12,500. The Company's average loan amount at the end of Fiscal 2002 was approximately $73.

In addition to pawn loans, the Company offers unsecured loans, commonly referred to as "payroll advances", or "payday loans" in most of its pawnshops. In a limited number of locations, the Company makes the payroll advances. In most locations, the Company markets and services payroll advances made by County Bank, a federally insured Delaware bank. After origination of the payroll advances, the Company may purchase an 85% participation in the loans made by County Bank and marketed by the Company. Payroll advance terms are generally less than 30 days, averaging about 15 days. The service charge per $100 loaned is typically $18 per 14-day period, but varies in certain locations. The loans and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans.

Unlike pawn loans, payroll advances are unsecured. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected through subsequent collection efforts, the Company charges defaulted loans' principal to bad debt upon default. The principal amount collected is recorded as a reduction of bad debt at the time of collection.

Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon collection. The Company provides for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. At September 30, 2002, the valuation allowance was 5.6% of the payroll advance loan principal and service charges receivable. The Company's payroll advance loan balance represents the principal amount of all active (non-defaulted) loans net of this valuation allowance.

RETAIL ACTIVITIES
Jewelry sales represent approximately half of the Company's total sales with the remaining sales consisting primarily of consumer electronics, tools, sporting goods, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. During the three most recent fiscal years, sources of inventory additions were:

                                                        Fiscal Year Ended September 30,
                                                        -------------------------------
                                                        2000          2001         2002
                                                        ----          ----         ----
Forfeited pawn loan collateral                           89%           91%          89%
Purchases from the general public and wholesalers        11%            9%          11%

For Fiscal 2000, 2001, and 2002, retail activities and jewelry scrapping accounted for approximately 71%, 69%, and 67% of the Company's total revenues, or 47%, 47%, and 42% of the Company's net revenue, after deducting cost of goods sold on merchandise sales.

Analysis of the sales and inventory data provided by the Company's management information systems facilitates the design and development of promotional and merchandising programs and merchandise pricing decisions. Regional and area managers implement these promotional and merchandising programs, review merchandise pricing decisions, and balance inventory levels within markets.

The Company does not give prospective buyers warranties on merchandise sold through its retail operations, except for certain purchases of new, wholesale-purchased merchandise, which may have a limited manufacturer's warranty. Customers may purchase an item on layaway, whereby a customer will typically pay a layaway deposit of a minimum of 20% of an item's purchase price. The Company will hold the item for a 90-day period during which the customer is required to pay for the item in full. Layaways are not recorded as sales until the layaway is paid in full. The initial deposit and subsequent payments are recorded as customer layaway deposits. As of September 30, 2002, the Company had $2.2 million in customer layaway deposits.

The Company's overall inventory is stated at the lower of cost or market. The Company provides inventory reserves for shrinkage and cost in excess of market value. The Company estimates these reserves through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. Valuation allowances, including shrinkage reserves, amounted to $2.2 million (including a $1.1 million restructuring related inventory reserve), $1.1 million, and $1.7 million as of September 30, 2000, 2001, and 2002. At September 30, 2002, total inventory on hand was $32.1 million, after deducting the inventory valuation allowance.

SEASONALITY
Historically, service charge revenues are highest in the Company's first fiscal quarter (October through December) due to improving loan redemption rates coupled with a higher average loan balance following the summer lending season. Sales generally are highest in the Company's first and second fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. Sales volume can be heavily influenced by the timing of decisions to scrap excess jewelry inventory, which generally occurs during low jewelry sales periods (May through October). The net effect of these factors is that net revenues and net income typically are highest in the first and second fiscal quarters. Due primarily to significant loan redemptions and sales in the income tax refund season, the Company's cash flow is greatest in its second fiscal quarter.

OPERATIONS

STORE MANAGEMENT
A typical Company store employs five to six people consisting of a manager, an assistant manager, and three to four sales and lending representatives. Store managers are specifically responsible for ensuring that their store is run in accordance with the Company's established policies, procedures, and operating guidelines. Each store manager reports to one of 34 area managers who are responsible for the stores within a specific operating area. Area managers are responsible for the performance of all stores within their area and report to one of four regional directors. Area managers, store managers, and assistant managers receive incentive compensation based on their region, area, or store performance to an operating budget. This incentive compensation typically ranges between 5% and 15% of their total compensation, plus a gain-sharing component for store and area managers whose stores exceed planned levels of earnings.

MANAGEMENT INFORMATION SYSTEMS AND CONTROLS
The Company has a store level point of sale (POS) system that automates the recording of most store-level transactions. Financial summary data from all stores is processed at the corporate office each day and is available for management review by early morning for the preceding day's transactions. This information is available to field management via the Company's internal network. The Company's communications network provides access to each store from the corporate offices. The Company has completed the development of a new, three-tier architecture, store-level system. This new system provides additional store level functionality, increases service offerings, enhances reporting and controls, and provides software and hardware scalability. The company installed this new system in 51 of its stores in Fiscal 2001 and 82 additional stores in Fiscal 2002. As of November 20, 2002, the new system is installed in 253 stores. The Company plans to complete the rollout of this new system to its remaining locations by March 2003.

The Company has an internal audit staff of approximately 20 employees to help ensure that the Company's policies and procedures are consistently followed. In addition, the audit department monitors the Company's perpetual inventory system, lending practices, and regulatory compliance.

HUMAN RESOURCES
As of September 30, 2002, the Company employed approximately 1,900 people. The Company believes that its success is dependent upon its employees' ability to make loans that achieve optimum redemption rates, to sell retail merchandise effectively, and to provide prompt and courteous customer service. The Company seeks to hire people who will become long-term, career employees. To achieve the Company's long-range personnel goals, it strives to develop its employees through a combination of learner-controlled instruction, classroom training, and supervised on-the-job loan and sales training for new employees. All store associates go through competency checks and all new employees go through a learner-controlled instruction program. Managers attend on-going management skills and operations performance training, which includes effectively motivating employees and increasing store profitability. The Company's management believes that its managers, at all levels, are the principal trainers in the organization.

The Company anticipates that store manager candidates will be promoted primarily from the ranks of existing store employees. The Company's career development plan develops and advances employees within the Company, and provides training for the efficient integration of experienced retail managers and pawnbrokers from outside the Company.

In Texas, each pawnshop employee must be licensed in order to make loans. Employee pawnshop licenses are renewed annually. The licensing process and renewals both include a review of each individual's background.

TRADE NAME
At November 20, 2002, the Company operated all of its pawnshops under the name "EZ Pawn," which is registered with the United States Patent and Trademark Office. Additionally, the Company operates under the trade names EZMoney Payroll Advance, Payroll Advance Express, and EZCORP Collection Center.

STORE LOCATIONS
Below is a summary of changes in store locations during Fiscal 2000, 2001, and 2002:

                                                    Fiscal Year Ended September 30,
                                                    -------------------------------
                                                    2000          2001         2002
                                                    ----          ----         ----
Store count at beginning of fiscal year              331           313          283
New stores opened                                      5             -            -
Stores closed pursuant to restructuring plan         (23)          (24)           -
Stores closed or consolidated                          -            (1)          (1)
Stores sold as operating businesses                    -            (5)          (2)
                                                     ---           ---          ---
Store count at end of fiscal year                    313           283          280

During Fiscal 2000, the Company made the decision to close 54 under-performing stores as part of a restructuring. In Fiscal 2001, the Company decided not to close seven of the 54 stores targeted for closure due to their improved operating performance. On an ongoing basis, the Company may close or consolidate under performing store locations as it did in Fiscal 2001 and 2002. In Fiscal 2001 and 2002, the Company sold its seven California operating locations to a California based check cashing chain.

The five stores opened by the Company in Fiscal 2000 required an average gross investment (including inventory, pawn loans, property, plant, and equipment) of approximately $500,000 per pawnshop during the first 12 months of operation.

The Company does not expect to open any new locations in the fiscal year ending September 30, 2003. The Company's ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, and the availability of qualified personnel. The Company's ability to add newly established stores in Texas counties having a population of 250,000 or more has been adversely affected by Texas law which provides that, in counties with 250,000 or more residents, applications for new licenses will be approved only at proposed locations which are not less than two miles from another licensed pawnshop and applications to relocate a licensed pawnshop will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Any existing store may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to add newly established stores in such counties may be adversely affected by such regulation. See "Regulation".

COMPETITION
The Company encounters significant competition in connection with the operation of its business. These competitive conditions may adversely affect the Company's revenues, profitability, and its ability to expand. In connection with the lending of money, the Company competes primarily with other pawnshops. The Company believes that the primary elements of competition in the pawnshop business are store location, the ability to loan competitive amounts on items pawned, management of store-level employees, and the quality of customer service. In addition, the Company believes that the ability to compete effectively will be based increasingly on strong general management, regional market focus, automated management information systems, and access to capital. Some of the Company's competitors may have greater financial resources than the Company.

To a certain extent, the Company also competes with other types of financial institutions such as consumer finance companies and payroll advance lenders. Other lenders lend money on an unsecured basis, at interest rates that may be lower than the service charges of the Company, and on other terms that may be more favorable than those offered by the Company.

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

STRATEGIC INVESTMENT
In 1998, the Company acquired 29.5% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"). The Company's interest was 28.9% at June 30, 2002, the most recent date for which A&B has published results. As its largest shareholder, the Company holds two seats on A&B's board of directors. A&B is a publicly traded company based in Bristol, England and trades on the Alternative Investment Market of the London Stock Exchange. At June 30, 2002, A&B operated 51 locations in the United Kingdom that offer pawn loans, payroll advances, check cashing, and retail jewelry. For A&B's 2002 fiscal year, which ended June 30, 2002, A&B's operating profit increased 43% over the prior year to approximately Pound Sterling 4.2 million.

The Company accounts for its investment in A&B under the equity method. In Fiscal 2002, the Company's equity interest in A&B's income was $604,000, after $453,000 of goodwill amortization. At November 20, 2002, the market value of the Company's investment was approximately $16.0 million, based on the closing price and exchange rates on that date while the book value of the Company's investment in A&B was $13.3 million.


REGULATION

PAWNSHOP OPERATIONS
The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Additionally, in many states in which the Company operates, pawnshops are subject to local regulation at the municipal and county level. The laws of Texas, Colorado, Oklahoma, Indiana, Florida, Alabama, and Nevada govern the majority of the Company's pawnshop operations. A summary of the state pawnshop statutes and regulations governing the majority of the Company's pawnshops are discussed below.

TEXAS REGULATIONS
The Texas Pawnshop Act and the related Rules of Operation for Pawnshops govern Texas pawnshops. Pawnshop and pawnshop employees are licensed and supervised by the Office of Consumer Credit Commissioner ("OCCC").

To be eligible for a license to operate a pawnshop in Texas, an applicant must:
(i) be of good moral character, which in the case of a business entity applies to each officer, director, and holder of five percent or more of the entity's outstanding shares; (ii) have net unencumbered assets (as defined in the Texas Pawnshop Act) of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) demonstrate that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operation; and (iv) demonstrate that the pawnshop will be operated lawfully and fairly. Additionally, the pawnshop employee application inquires about individual applicants' credit history and criminal record.

For a new license application in any Texas county, the OCCC provides notice of the application and the opportunity for a public hearing to the other licensed pawnshops in the county in which the applicant proposes to operate. In counties with 250,000 or more people, applications for new licenses are approved only at locations that are not less than two miles from another licensed pawnshop, and applications to relocate a license are approved only for locations that are not less than one mile from another licensed pawnshop. Any existing store may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to open new stores or relocate existing stores may be adversely affected by the licensing provisions of the Texas Pawnshop Act.

The Texas Pawnshop Act also contains provisions related to the operation of pawnshops and authorizes the issuance of administrative rules called the Rules of Operation of Pawnshops (the "Rules"). The Rules regulate the day-to-day management of the Company's pawnshops including the maximum pawn service charge and principal loan amount.

Pawn service charges vary based on stratified loan amounts. Historically, the maximum allowable pawn service charge rates have not changed; however, the stratified loan amounts have been adjusted upward generally on an annual basis. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts is presented in "Lending Activities". Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 2001 through June 30, 2003, the loan ceiling is $12,500. Texas requires pawn transactions to be reported to local authorities.

Under the Texas Pawnshop Act and the Rules, a pawnbroker may not do any of the following: (i) accept a pledge from a person under the age of 18 years; (ii) make any agreement requiring the personal liability of the borrower; (iii) accept any waiver of any right or protection accorded to a pawn customer; (iv) fail to exercise reasonable care to protect pledged goods from loss or damage;
(v) fail to return pledged goods to a pawn customer upon payment of the full amount due; (vi) make any charge for insurance in connection with a pawn transaction; (vii) enter into any pawn transaction that has a maturity date of more than one month; (viii) display for sale in storefront windows or sidewalk display cases pistols, swords, canes, blackjacks or similar weapons; (ix) purchase used or second hand personal property unless a record is established containing the name, address, and identification of the seller, a complete description of the property, including serial number and a signed statement that the seller has the right to sell the property; or, (x) accept into pawn or purchase stolen goods.

The OCCC may, after notice and hearing, suspend or revoke any license for a Texas pawnshop or employee upon finding that: (i) any fees or charges have not been paid; (ii) the licensee has violated (knowingly or unknowingly without due care) any provisions of the Texas Pawnshop Act or any regulation or order; or
(iii) any fact or condition exists which, if it had existed at the time the original application was filed for a license, would have justified the OCCC in refusing the license.

COLORADO REGULATIONS
Colorado law requires pawnbrokers to be licensed and bonded. It also requires that pawn transactions be reported to local authorities and that certain bookkeeping records be maintained. Under Colorado law, the maximum allowable pawn service charge is 240% annually for pawn loans up to $50, and 120% annually for pawn loans of $50 or more. Pawnshops in Colorado are also subject to local regulation and supervision.

OKLAHOMA REGULATIONS
The Oklahoma Pawnshop Act governs the Company's Oklahoma pawnshops. Following a statutory scheme similar to the Texas Pawnshop Act, the Oklahoma Pawnshop Act requires pawnbrokers to be licensed and bonded and regulates the day-to-day operation of the pawnshops. The Oklahoma Administrator of Consumer Credit administers the Oklahoma Pawnshop Act and has broad rule-making authority. Additionally, the Oklahoma Administrator of Consumer Credit is responsible for investigating the general fitness of pawnshop applicants. Each applicant is required to (i) be of good moral character; (ii) have net assets of at least $25,000; (iii) show that the pawnshop will be operated lawfully and fairly; and
(iv) not have been convicted of any felony that directly relates to the duties and responsibilities of pawnbrokering. Unlike Texas, Oklahoma pawnshop employees are not individually licensed.

In general, the Oklahoma Pawnshop Act prescribes stratified loan amounts and maximum rates of service charges which pawnbrokers in Oklahoma may charge for lending money. The regulations provide for a graduated rate structure, similar to the structure used for federal income tax purposes. Under this rate structure, a $500 loan, for example, earns interest as follows: (i) the first $150 at 240% annually, (ii) the next $100 at 180% annually, and (iii) the remaining $250 at 120% annually. The maximum allowable pawn service charges for the various stratified loan amounts under the Oklahoma statute are as follows:

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

The principal amount of an Oklahoma pawn loan may not exceed $25,000 per transaction.

FLORIDA REGULATIONS
Florida pawnshops are governed by the Florida Pawnbrokering Act and accompanying regulations. The Division of Consumer Services of the Department of Agriculture and Consumer Services licenses and regulates pawnshops.

The Florida Pawnbrokering Act and regulations require that the pawnshop complete a Pawnbroker Transaction Form showing the customer name, type of item pawned, the amount of the pawn loan, and the applicable finance charges. A copy of each form must be delivered to local law enforcement officials at the end of each business day.

Pawn loans in Florida typically have a 30-day term. The pawnbroker is entitled to charge two percent of the amount financed for each 30 day period as interest, and an additional amount as pawn service charges, provided the total amount of such charge, inclusive of interest, does not exceed 25% of the amount financed for each 30 day period in a pawn transaction. The pawnbroker may charge a minimum pawn service charge of $5.00 for each 30-day period. Pawn loans may be extended by agreement, with the charge being one-thirtieth of the original total pawn service charge for each day by which the loan is extended. For loans redeemed greater than 60 days after the date made, pawn service charges continue to accrue at the daily rate of one-thirtieth of the original total pawn service charge.

The Pawnbrokering Act prohibits pawnbrokers from: (i) falsifying or failing to make entries in pawn transaction forms, (ii) refusing to allow appropriate law enforcement officials to inspect their records, (iii) failing to maintain records of pawn transactions for at least two years, (iv) making any agreement requiring the personal liability of a pawn customer, failing to return pledged goods upon payment in full of the amount due (unless the pledged goods have been taken into custody by a court or law enforcement officer or otherwise lost or damaged); or, (v) engaging in title loan transactions at licensed pawnshop locations. Pawnbrokers are also prohibited from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of eighteen, or a person using a name other than his own name or the registered name of his business.

INDIANA REGULATIONS
In Indiana, the Pawnbrokering Law governs pawnshops. The Department of Financial Institutions (the "Department") regulates the Company's Indiana operations. The Department requires the licensing of all pawnshops and investigates the general fitness of pawn license applicants to determine whether the convenience and needs of the public will be served by granting a pawn license. The Department has broad investigatory and enforcement authority. It may grant, revoke, and suspend licenses. For compliance purposes, pawnshops are required to keep books, accounts, and records to enable the Department to determine if the pawnshop is complying with the statute. Each pawnshop is required to give authorized agents of the Department free access to its books and accounts for these purposes.

The Pawnbrokering Law authorizes pawnbrokers to charge and collect the following annual rates of interest plus pawn service charges: 276% annually on transactions of $300 or less; 261% annually on transactions greater than $300 but not exceeding $1,000, and 255% annually on transactions greater than $1,000. Furthermore, the Pawnbrokering Act provides for a grace period of 60 days after the initial

30-day term of the loan. During the grace period, interest and service fees continue to accrue, subject to a daily proration depending on the date of the loan redemption.

ALABAMA REGULATIONS
The Alabama Pawnshop Act regulates the licensing and operation of Alabama pawnshops. The Supervisor of the Bureau of Loans of the State Department of Banking is responsible for licensing and investigating the general fitness of pawnshop applicants. The Alabama Pawnshop Act requires that certain bookkeeping records be maintained and made available to the Supervisor and to local law enforcement authorities. The Alabama Pawnshop Act establishes a maximum allowable pawn service charge of 300% annually.

NEVADA REGULATIONS
In Nevada, all pawn loans must be held for redemption for at least 120 days after the date the loan is made. A pawnbroker may charge interest at the rate of 10% per month for money loaned on the security of personal property actually received. In addition, the pawnbroker may collect an initial set up fee of $5. Property received in pledge may not be removed from the pawnshop until after the receipt of such property is reported to the sheriff or chief of police, unless redeemed by the owner.

LOCAL REGULATIONS
At the local level, each pawnshop, voluntarily or pursuant to state law or municipal ordinance, provides daily transaction reports of pawn loans and over-the-counter purchases to the local police department. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved, including serial numbers, if any, and the names and addresses of the customers.

A copy of each transaction ticket is provided to local law enforcement agencies to allow processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an individual other than the pawnshop customer are subject to recovery by the rightful owner. While a risk exists that pledged or purchased merchandise may be subject to claims of rightful owners, the Company's claims experience is historically less than 0.5% of pawn loans made.

There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended which would materially, adversely impact the Company's operations, financial condition, and the ability to expand its operations.

The above summaries generally describe the regulatory environments affecting the majority of the Company's pawnshops. Although state pawnshop laws vary considerably, the above summaries are representative of the statutes and regulations in the other states in which the Company operates.

FIREARMS REGULATIONS
With respect to firearm sales, each pawnshop must comply with the regulations issued by the Bureau of Alcohol, Tobacco, and Firearms (the "ATF"). ATF regulations require each pawnshop dealing in firearms to maintain a permanent written record of all transactions involving the receipt or disposition of firearms.

The Brady Handgun Violence Prevention Act (the "Brady Act") and the related ATF rules require all federal firearm licensees, in either selling inventoried firearms or releasing pawned firearms, to have the customer complete appropriate forms and pass a background check through the National Instant Criminal Background Check System ("NICS") before the Company may transfer a firearm to any customer.

The Company complies with the Brady Act and the ATF regulations. The Company does not believe that compliance with the Brady Act and the ATF regulations materially affect the Company's operations. There can be no assurance, however, that compliance with the Brady Act and the ATF regulations, or any future changes or amendments thereto will not adversely affect the Company's operations.

PAYROLL ADVANCE LOAN REGULATIONS
The Company's payroll advance loan operations are subject to extensive state and federal statutes and regulations such as the federal Equal Credit Opportunity Act, Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, and the Fair Debt Collection Practices Act. The Company complies with the requirements of these federal statutes and their regulations with respect to its payroll advance loan business, and state statutes and regulations where applicable.

In Texas and Oklahoma, the Company markets and services payroll advances on behalf of County Bank of Rehoboth Beach, DE. The Delaware Department of Banking and the Federal Deposit Insurance Corporation supervise County Bank. These regulators scrutinize all aspects of County Bank's payroll advance program as well as the Company's operations.

There is significant scrutiny of the payroll advance industry by state and federal regulators as well as consumer groups. As a result, there can be no assurance that additional state or federal legislation will not be enacted or that existing laws and regulations will not be amended which would materially, adversely impact the Company's payroll advance operations.

In Texas, in order to market and service payroll advances for County Bank, the Company's pawnshops and collection center are required to be licensed as a regulated lender by the Texas OCCC. The Company's ability to market and service payroll advances in Texas at current fee levels is dependent upon its continued relationship with County Bank or another similarly situated financial institution. Without a relationship with a federally insured bank domiciled in a state that permits these rates, the Company could offer payroll advances at a lower fee level, not in excess of the Texas usury ceiling. While Delaware law governs the payroll advances made by County Bank, the Company's payroll advance loan activities in Texas are subject to review and regulation by the OCCC.

In Colorado, the Company makes payroll advances to customers pursuant to its own underwriting guidelines. Payroll advances made by the Company in Colorado are regulated by the Department of Law, Office of the Attorney General, Uniform Consumer Credit Code Division (the "UCCC Division"). The Company's Colorado pawnshops have and are required to maintain a supervised lender's license issued by the UCCC Division. The UCCC Division maintains regulatory and supervisory authority over the pawnshops' payroll advance activities. Under Colorado law, the Company is required to maintain certain records related to its payroll advances and include specific information and disclosures in the loan agreement.

The Colorado maximum loan amount is $500, exclusive of the service fee. Colorado law provides for a graduated service fee: twenty percent (20%) of the first $300 and 7.5% of the amount over $300. The loan term may not exceed 31 days, and customers have the right to rescind the loan within one business day after the date the loan was made. The loan cannot be renewed more than once and if it is renewed prior to the maturity date, the Company must refund a prorated portion of the service fee.

The Oklahoma Department of Consumer Credit asserts that marketers and servicers acting on behalf of a federal or state chartered bank, like the Company, may be subject to licensing and regulation under Oklahoma's Credit Services Organization Act. The Company's position is that as a licensed pawnbroker, its payroll advance activities are excluded from licensing and regulation under the Credit Services Organization Act. If a determination is made that the Company's position is incorrect, the Company may be required to alter or cease its payroll advance activities in Oklahoma and may be subject to litigation and regulatory action.

ITEM 2. PROPERTIES

The typical Company pawnshop is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small discount operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. The Company maintains property and general liability insurance for each of its pawnshops. The Company's stores are open six or seven days a week, depending on location.

As of November 20, 2002, the Company owned the real estate and buildings for four of its pawnshops and leased 276. The Company also owns the real estate and building for two non-operating locations. During Fiscal 2001 and 2002, the Company sold to various unaffiliated parties and leased back the real estate and buildings for 19 and 22 of its pawnshop locations with 10 to 20 year terms. During Fiscal 2001, the Company sold to an unaffiliated party and leased back the real estate and building for its Austin, Texas headquarters. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between February 28, 2003 and May 31, 2022, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments and such leases provide for market rental rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of any one of its leases would not have a material adverse effect on the Company's operations. The Company's strategy generally is to lease, rather than acquire, space for its pawnshop locations unless the Company finds what it believes is a superior location at an attractive price.

The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of pawnshop locations serving each such market as of November 20, 2002:

                                  Number of
                                 Locations in
Area/Region                       Each Area
-----------                      ------------
Texas:
  Houston                             59
  San Antonio                         21
  Austin Area                          7
  Valley                              26
  Central and Northeast               15
  Dallas                              11
  Laredo Area                         15
  North Texas                         15
  Panhandle                            5
  Corpus Christi                       7
                                     ---
    Total Texas                      181


Colorado:
  Denver Area                         17
  Colorado Springs Area                5
  Pueblo                               2
                                     ---
    Total Colorado                    24

Oklahoma:
  Oklahoma City Area                   8
  Tulsa Area                          10
  Other Areas                          2
                                     ---
    Total Oklahoma                    20

                                  Number of
                                 Locations in
Area/Region                       Each Area
-----------                      ------------
Florida:
  Tampa                                9
  Orlando                              5
  Other Areas                          4
                                     ---
    Total Florida                     18

Indiana:
  Indianapolis Area                    9
  Fort Wayne Area                      3
  Other Areas                          3
                                     ---
    Total Indiana                     15

Alabama:
  Birmingham Area                      5
  Mobile                               2
  Other Areas                          1
                                     ---
    Total Alabama                      8

Nevada:
  Las Vegas                            4
                                     ---
    Total Nevada                       4

Tennessee:
  Memphis                              3
                                     ---
    Total Tennessee                    3

Louisiana:
  New Orleans Area                     2
  Other Areas                          1
                                     ---
    Total Louisiana                    3

Mississippi:
  Jackson                              2
  Other Areas                          1
                                     ---
    Total Mississippi                  3

Arkansas:
  West Helena                          1
                                     ---
    Total Arkansas                     1
                                     ---
    Total Company                    280
                                     ===



In addition to its store locations, the Company leases its 27,400 square foot corporate office and 8,100 square foot jewelry processing center located in Austin, Texas.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The NASDAQ Stock Market under the symbol EZPW. As of November 20, 2002, there were 168 stockholders of record of the Company's Class A Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of November 20, 2002, such stock was held by one stockholder of record.

The high and low per share price for the Company's Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

                                                          High          Low
                                                          -----        -----
Fiscal 2001:
  First quarter ended December 31, 2000                   $1.81        $0.66
  Second quarter ended March 31, 2001                      2.63         0.75
  Third quarter ended June 30, 2001                        2.75         2.12
  Fourth quarter ended September 30, 2001                  2.50         1.51

Fiscal 2002:
  First quarter ended December 31, 2001                   $1.92        $1.14
  Second quarter ended March 31, 2002                      4.10         1.65
  Third quarter ended June 30, 2002                        5.00         3.10
  Fourth quarter ended September 30, 2002                  3.50         2.50

On November 20, 2002, the Company's Class A Common Stock closed at $3.10 per share.

During the past two fiscal years, no dividends have been declared or paid. The Company's credit agreement, which matures March 31, 2005, prohibits the payment of dividends. Should dividends be paid in the future, the Company's restated certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid share and share alike on the Class A Common Stock and the Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:

                             SELECTED FINANCIAL DATA


                                                                   Fiscal Years Ended September 30
                                               --------------------------------------------------------------------
                                                 1998           1999           2000           2001           2002
                                               --------       --------       --------       --------       --------
                                                      (Amounts in thousands, except per share and store figures)
                                                 (a)            (a)
Operating Data:
Sales                                          $112,307       $130,077       $139,753       $129,362       $131,971
Service charges                                  85,087        101,892         57,646         56,808         64,927
                                               --------       --------       --------       --------       --------
Total revenues                                  197,394        231,969        197,399        186,170        196,898
Cost of goods sold                               94,084        113,824         88,054         79,089         84,936
                                               --------       --------       --------       --------       --------
Net revenues                                    103,310        118,145        109,345        107,081        111,962
Store operating expenses                         66,742         81,963         85,513         75,245         78,265
Corporate administrative expenses                12,838         14,387         19,324         14,043         15,619
Depreciation and amortization                     7,596          9,435         10,255         10,808         10,087
Restructuring expense                                 -              -         10,572           (696)             -
Interest expense                                  1,398          3,691          6,201          8,245          4,770
Equity in net income of unconsolidated
 affiliate                                          (95)          (304)          (225)          (267)          (604)
(Gain) loss on sale of assets                       (28)           268           (280)           413            327
                                               --------       --------       --------       --------       --------
Income (loss) before income taxes                14,859          8,705        (22,015)          (710)         3,498
Income tax expense (benefit)                      5,646          3,220         (3,785)          (142)         1,294
                                               --------       --------       --------       --------       --------
Income (loss) before cumulative effect of
 change in accounting principle                   9,213          5,485        (18,230)          (568)         2,204
Cumulative effect of change in accounting
 principle                                            -              -        (14,344)             -              -
                                               --------       --------       --------       --------       --------
Net income (loss)                              $  9,213       $  5,485       $(32,574)      $   (568)      $  2,204
                                               ========       ========       ========       ========       ========

Earnings (loss) per common share, diluted      $   0.77       $   0.46       $  (2.71)      $  (0.05)      $   0.18

  Cash dividends per common share              $ 0.0125       $   0.05       $  0.025       $      -       $      -

  Weighted average common shares and
   share equivalents-diluted                     12,014         12,008         12,017         12,104         12,292

Stores operated at end of period                    286            331            313            283            280


                                                         September 30
                            ------------------------------------------------------------------------
                              1998            1999            2000            2001            2002
                            --------        --------        --------        --------        --------
BALANCE SHEET DATA:
Pawn loans                  $ 49,632        $ 53,940        $ 46,916        $ 47,144        $ 49,248
Payroll advances                   -               -              33           1,250           2,326
Inventory                     44,011          58,241          35,660          34,231          32,097
Working capital              104,648         125,575          72,498          75,334          86,425
Total assets                 189,911         234,077         203,793         178,560         165,970
Long-term debt                48,133          83,123          81,112          60,192          42,245
Stockholders' equity         130,554         135,685         102,671         101,957         104,544

     (a) Beginning in Fiscal 2000, the Company changed its method of accounting for pawn service charge revenue and inventory, as described in Management's Discussion and Analysis. Service charges, cost of goods sold and inventory before Fiscal 2000 are stated on the historical accounting method, and are not directly comparable to Fiscal 2000, 2001, and 2002 amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12-month periods ending September 30, 2000, 2001, and 2002 ("Fiscal 2000", "Fiscal 2001", and "Fiscal 2002"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying financial statements and related notes.


                             SUMMARY FINANCIAL DATA

                                                                         Fiscal Years Ended September 30
                                                                 ----------------------------------------------
                                                                   2000               2001               2002
                                                                 --------           --------           --------
                                                                  (Dollars in thousands, except as indicated)
OPERATIONS:
  Sales                                                          $139,753           $129,362           $131,971
  Service charges                                                  57,646             56,808             64,927
                                                                 --------           --------           --------
    Total revenues                                                197,399            186,170            196,898
  Cost of sales                                                    88,054             79,089             84,936
                                                                 --------           --------           --------
    Net revenues                                                  109,345            107,081            111,962
  Restructuring expense                                            10,572               (696)                 -
  Income (loss) before cumulative effect of a change in
   accounting principle                                           (18,230)              (568)             2,204
  Cumulative effect on prior years (to September 30,
   1999) of change in method of revenue recognition, net          (14,344)                 -                  -
                                                                 --------           --------           --------
  Net Income (loss)                                              $(32,574)          $   (568)          $  2,204
                                                                 ========           ========           ========

OTHER DATA:
  Gross margin                                                       37.1%              38.9%              35.6%
  Average annual inventory turnover                                  2.1x               2.2x               2.6x
  Average inventory per location at year end                     $    114           $    121           $    115
  Average pawn loan balance per location at year end             $    150           $    167           $    176
  Average pawn loan at year end (whole dollars)                  $     70           $     73           $     73
  Average yield on pawn loan portfolio                                125%               120%               123%
  Redemption rate                                                      77%                76%                76%

EXPENSES AND INCOME AS A PERCENTAGE OF NET REVENUE (%):
  Store operating                                                    78.2               70.3               69.9
  Administrative                                                     17.7               13.1               14.0
  Depreciation and amortization                                       9.4               10.1                9.0
  Interest                                                            5.7                7.7                4.3
  Income (loss) before income taxes                                 (20.1)              (0.1)               3.1
  Income (loss) before cumulative effect                            (16.7)              (0.5)               2.0

STORES IN OPERATION:
  Beginning of year                                                   331                313                283
  New openings                                                          5                  -                  -
  Sold, combined, or closed                                           (23)               (30)                (3)
                                                                 --------           --------           --------
  End of year                                                         313                283                280
  Average number of locations during the year                         333                292                281

GENERAL

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. While allowable service charges vary by state and by amount of the loan, a majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company's average pawn loan amount has historically averaged between $70 and $75. The allowable term of pawn loans also differs by state, but is typically 30 days with an automatic 60-day extension.

A secondary, but related, activity of the Company is the sale of merchandise. The Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases from customers and wholesale distributors. The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin.

The Company also offers unsecured payroll advances in most of its pawnshops. In a limited number of locations, the Company makes payroll advances. In most locations, the Company markets and services payroll advances made by County Bank, a federally insured Delaware bank. After origination of the loans, the Company may purchase an 85% participation in the loans made by County Bank and marketed by the Company. The average payroll advance amount is just over $300 and the terms are generally less than 30 days, averaging about 15 days. The service charge per $100 loaned is typically $18 per 14-day period, but varies in certain locations.

In Fiscal 2000, the Company adopted a restructuring plan, including the closure of several under-performing stores. The restructuring plan and its effects are described more fully below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on payroll advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. If future redemption rates, loan extensions, or other factors vary from historical trends used in the Company's estimate, the Company's earnings and financial condition would be affected. In Fiscal 2002, 99.6% ($56.4 million) of recorded pawn service charge revenue was collected in cash, and 0.4% ($0.2 million) resulted from an increase in accrued pawn service charges receivable.

Payroll advances and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans. The Company accrues service charges on the loans the Company deems to be collectible. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection.

ALLOWANCE FOR LOSSES ON PAYROLL ADVANCES: Unlike pawn loans, payroll advances are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected subsequently, the Company charges defaulted loans' principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection.

The Company also provides an allowance for losses on active payroll advances and related service charges receivable. This estimate is based largely on recent net default rates and expected seasonal fluctuations in default rates. The accuracy of the Company's allowance estimate is dependent upon several factors, including its ability to predict future default rates based on historical trends and expected future events. Actual loan losses could vary from those estimated due to variance in any of these factors. Changes in the principal valuation allowance are charged to bad debt expense. Changes in the service charge receivable valuation allowance are charged to service charge revenue. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance. The Company believes it effectively manages these risks by using a credit scoring system, closely monitoring the performance of the portfolio, and participating in loans made by a bank using similar strategies.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). Accordingly, the Company does not record loan loss reserves or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost or market (net realizable value), the Company provides a reserve for shrinkage and excess, obsolete, or slow-moving inventory. The Company's inventory reserve is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2002, this reserve was approximately $1.7 million, or 4.9% of the gross inventory balance. Changes in the inventory reserve are recorded as cost of goods sold. The Company's inventory reserve is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, turnover, or other factors, including fluctuations in gold prices or new product offerings could increase or decrease the Company's inventory reserves.

In addition to its ordinary inventory reserve, the Company reserved another $1.1 million of its inventory at September 30, 2000 as part of its restructuring plan. This reserve wrote down to estimated realizable value the inventory at stores targeted for closure. This additional reserve was fully utilized in Fiscal 2001 as the related inventory was sold.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS: The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment was recognized in Fiscal 2000, 2001, or 2002, other than as part of the Company's restructuring in Fiscal 2000.

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," October 1, 2002. The Company will cease to amortize goodwill and pawn licenses in its fiscal year ending September 30, 2003. This will lower amortization expense in Fiscal 2003 by $603,000. The Company also currently amortizes goodwill related to its equity investment in A&B. This $453,000 annual amortization, recorded as a reduction to "equity in net income of unconsolidated affiliate," also will cease in Fiscal 2003. The Company will perform an annual impairment test, and expects to complete its first test by March 31, 2003. Management has not yet determined the impact, if any, that this impairment test will have upon its recorded balances of goodwill or pawn licenses. There can be no assurance that at the time the test is completed an impairment charge will not be recorded.

INCOME TAXES: As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance against the deferred tax asset. An expense must be included within the tax provision in the statement of operations for any increase in the valuation allowance for a given period.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company recorded a valuation allowance of $3.7 million at September 30, 2000, due to uncertainties related to the ability to utilize a portion of the deferred tax assets. The valuation allowance was based on management's estimate of taxable income in the three years following Fiscal 2000, including the expected taxable gains on the sale of properties. The valuation allowance was not adjusted in Fiscal 2001 or 2002 because management believes that it is more likely than not that the net deferred tax asset will be realized. Projected levels of pre-tax earnings over the next three years, primarily attributable to ordinary and recurring operating results, are sufficient to generate the $15 million required amount of taxable income to realize the net deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets quarterly by assessing the need for additional valuation allowance, if any. Uncertainties that might impact the realization of the deferred tax assets include possible declines in sales, margins and revenues.

In the event that the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an increase to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to the valuation allowance would increase income in the period such determination was made.

DISCLOSURE AND INTERNAL CONTROLS: Based on an assessment of the effectiveness of the Company's disclosure controls and procedures, accounting policies, and the underlying judgments and uncertainties affecting the application of those policies and procedures, management believes that the Company's consolidated financial statements provide a meaningful and fair perspective of the Company in all material respects. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. Management identified no significant deficiencies or material weaknesses in internal controls. Other risk factors, such as those discussed elsewhere in this annual report as well as changes in business strategies, could adversely impact the consolidated financial position, results of operations, and cash flows in future periods.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

The Company's Fiscal 2002 pawn service charge revenue increased 4%, or $2.0 million from Fiscal 2001 to $56.7 million. This represents an increase in same store pawn service charge revenue ($2.2 million) offset by the decrease in pawn service charge revenue from closed stores ($0.2 million). Of the $2.2 million improvement in same store pawn service charge revenue, $1.2 million was due to greater average loan balances during the year and $1.0 million was due to a 3 percentage point improvement in loan yields to 123% in Fiscal 2002. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the level of loan forfeitures and a mix shift between loans with different yields. Excluding the effect of closed stores, the Company's Fiscal 2002 average balance of pawn loans outstanding was 2% higher and ending pawn loans outstanding were 6% higher than in Fiscal 2001.

Fiscal 2002 sales increased $2.6 million from Fiscal 2001 to $132.0 million. The increase was primarily due to an increase in jewelry scrapping sales ($5.4 million), offset by a reduction in sales from closed stores ($1.7 million) and lower same store merchandise sales ($1.3 million). Lower merchandise sales occurred mainly in jewelry largely as a result of lower jewelry inventories caused by the higher level of jewelry scrapping. Below is a summary of Fiscal 2001 and 2002 sales and margins:

                                                        Fiscal Year Ended September 30,
                                                        -------------------------------
                                                         2001                     2002
                                                        ------                   ------
                                                             (Dollars in millions)
Merchandise sales                                       $115.0                   $112.0
Jewelry scrapping sales                                   13.7                     19.1
Other revenues                                             0.7                      0.9
                                                        ------                   ------
Total sales                                              129.4                    132.0

Gross profit on merchandise sales                       $ 50.3                   $ 45.8
Gross profit (loss) on jewelry scrapping sales            (0.7)                     0.3

Gross margin on merchandise sales                         43.7%                    40.9%
Gross margin on jewelry scrapping sales                   (5.2%)                    1.6%
Overall gross margin                                      38.9%                    35.6%

Fiscal 2002 overall gross margins on sales decreased 3.3 percentage points from Fiscal 2001 to 35.6%. Margins on merchandise sales, excluding jewelry scrapping, decreased 2.8 percentage points as a result of higher loan values on forfeited collateral, more aggressive discounting, and higher inventory reserves, primarily on aging general merchandise. The change in merchandise sales margins comprised 0.2 of a percentage point of the change in overall gross margins. Although margins on jewelry scrapping improved in Fiscal 2002 due largely to higher gold prices, the 39% increase in volume of these low margin sales (jewelry generally is scrapped at a loss or small margin) had a 3.1 percentage point negative effect on overall margins. Inventory shrinkage, included in cost of goods sold, was 1.5% of merchandise sales in Fiscal 2002 compared to 1.4% in Fiscal 2001.

Payroll advance data are as follows for Fiscal 2001 and 2002:

                                                                                    Fiscal Year Ended September 30,
                                                                                    -------------------------------
                                                                                     2001                    2002
                                                                                    -------                 -------
                                                                                        (Dollars in thousands)
Service charge revenue                                                              $ 2,142                 $ 8,251
Bad debt (included in operating expense)                                             (1,247)                 (3,138)
Other direct expenses (included in operating expense)                                  (175)                   (802)
Collection costs (included in administrative expense)                                     -                    (332)
                                                                                    -------                 -------
Contribution to operating income                                                        720                   3,979

Average payroll advance balance outstanding during year                                 430                   1,596
Payroll advance loan balance at end of year                                           1,250                   2,326
Average loan balance per participating location at end of year                          6.1                    10.2
Participating locations at end of year (whole numbers)                                  205                     229
Net default rate (defaults net of collections, measured as a percent of
 loans made)                                                                            8.1%                    6.9%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payroll advance service charge revenue and bad debt expense each increased from Fiscal 2001 primarily due to higher average loan balances. The loan balance increased due to the maturing of the product and a growth in the number of locations offering the loans.

The Company provides for a valuation allowance on both the principal and fees receivable for payroll advances. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate as the basis for its valuation allowance, rather than reserving the annual rate. At September 30, 2002, the valuation allowance was 5.6% of the payroll advance principal and fees receivable.

In Fiscal 2002, store operating expenses as a percent of net revenues decreased
0.4 of a percentage point to 69.9%. Fiscal 2002 operating expenses reflect a volume-related $2.5 million increase in payroll advance bad debt and other direct expenses, and a $1.4 million increase in rent from the sale-leaseback of previously owned store locations. Despite these increases, store operating expenses decreased as a percent of net revenues due to the effects of greater net revenues and an improvement in other store operating expenses. The incremental sale-leaseback rent was largely offset by related decreases in depreciation of the sold locations and lower interest expense from debt retired with the proceeds from the sale-leasebacks.

Administrative expenses measured as a percentage of net revenues increased 0.9 of a percentage point from Fiscal 2001 to 14.0%. The increase is due primarily to higher employment related costs and payroll advance collection costs. Employment cost increases reflect limited staff additions, general inflation, and greater incentive compensation related to the Company's improved overall performance in Fiscal 2002. The increased volume of payroll advances in Fiscal 2002 required the increase in payroll advance collection costs, primarily labor.

Depreciation and amortization expense, when measured as a percentage of net revenue, decreased 1.1 percentage points in Fiscal 2002 to 9.0%. This improvement is primarily due to the reduction in depreciable assets through the sale-leaseback of previously owned locations.

In Fiscal 2002, interest expense decreased by $3.5 million to $4.8 million. Lower average debt balances led to $2.9 million of the improvement, while lower effective interest rates contributed the remaining $0.6 million. At September 30, 2002, the Company's total debt was $42.2 million compared to $60.2 million at September 30, 2001. Decreases in the debt balance were funded primarily by cash flow from operations and $6.5 million of proceeds from the sale-leaseback of previously owned locations.

The Fiscal 2002 income tax provision was $1.3 million (37% of pretax income) compared to an income tax benefit of $0.1 million (20% of pretax loss) for Fiscal 2001. The increase in effective tax rate for Fiscal 2002 compared to the Fiscal 2001 benefit is due to non-tax deductible items having a smaller percentage effect on larger pre-tax earnings.

Operating income for Fiscal 2002 increased $0.3 million over Fiscal 2001 to $8.0 million. The $3.3 million greater contribution from payroll advances and $2.2 million increase in same store pawn service charges account for most of the overall improvement. These improvements were largely offset by lower gross profits on sales ($3.5 million) and increased rent from the sale-leaseback of store locations ($1.4 million), combined with higher administrative costs. After a $3.5 million decrease in interest expense and smaller changes in other non-operating items, Fiscal 2002 net income improved to $2.2 million from Fiscal 2001's $0.6 million net loss.

FISCAL 2001 COMPARED TO FISCAL 2000

While the Company's average store count during Fiscal 2001 was down 12.3% from Fiscal 2000 due to the restructuring, its pawn service charge revenue decreased only 4.9%, or $2.8 million from Fiscal 2000 to $54.7 million. This represents an increase in same store pawn service charge revenue ($0.6 million) offset by the decrease in pawn service charge revenue from the forty-seven closed stores ($3.4 million). Greater average loan balances during the year contributed $2.4 million of the increase in same store pawn service charges, while lower pawn loan yields offset this amount by $1.8 million. Pawn loan yields were 120% in Fiscal 2001 compared to 124% in Fiscal 2000. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the level of loan forfeitures and a mix shift between loans with different yields. At September 30, 2001, same store pawn loan balances were 4% above September 30, 2000.

Fiscal 2001 merchandise sales decreased approximately $10.4 million from Fiscal 2000 to $129.4 million primarily due to a reduction in sales from closed stores ($11.2 million). Also contributing to the change were increases in wholesale jewelry sales ($4.7 million), offset by a decrease in same store merchandise sales ($3.7 million or 3%). Below is a summary of Fiscal 2000 and 2001 sales and margins:

                                                             Fiscal Year Ended September 30,
                                                              2000                     2001
                                                             ------                   ------
                                                                  (Dollars in millions)
Merchandise sales                                            $129.9                   $115.0
Jewelry scrapping sales                                         9.0                     13.7
Other revenues                                                  0.9                      0.7
                                                             ------                   ------
Total sales                                                   139.8                    129.4

Gross profit on merchandise sales                            $ 52.7                   $ 50.3
Gross profit (loss) on jewelry scrapping sales                 (1.9)                    (0.7)

Gross margin on merchandise sales                              40.6%                    43.7%
Gross margin on jewelry scrapping sales                       (20.7%)                   (5.2%)
Overall gross margin                                           37.1%                    38.9%

Fiscal 2001 overall gross margins on sales improved 1.8 percentage points from Fiscal 2000 to 38.9%. Margins on merchandise sales, excluding jewelry scrapping, improved 3.1 percentage points, partially due to the absence of a restructuring charge to cost of goods as was seen in Fiscal 2000 (1.4 percentage points). This improvement in merchandise sales margins comprised 5.1 percentage points of the improvement in overall gross margins. The increase in jewelry scrapping (jewelry generally is scrapped at a loss or small margin) reduced the overall gross margin improvement by 3.3 percentage points. Inventory shrinkage was 1.4% of merchandise sales in Fiscal 2001 compared to 1.1% in Fiscal 2000.

At the end of Fiscal 2001, the Company offered payroll advances in 205 of its pawnshops. In five locations, the Company made the loans. In 200 locations, the Company marketed payroll advances made by County Bank. Payroll advance service charge revenue increased $2.0 million from Fiscal 2000 to $2.1 million as a result of offering the loans in 196 additional locations. The Company offered payroll advances in only nine locations in Fiscal 2000, the results of which were immaterial.

During Fiscal 2001, the Company experienced a net default rate of 8.1%. The Company's bad debt expense, included in store operating expense, was $1.2 million. The Company provides for a valuation allowance on both the principal and fees receivable, based on recent net default rates. At September 30, 2001, the valuation allowance was 9.5% of the payroll advance loan principal and fees receivable. This reserve differed from the annual net default rate as it reflects more recent net default rates and trends.

In Fiscal 2001, store operating expenses as a percent of net revenues decreased
7.9 percentage points to 70.3%. Administrative expenses decreased 4.6 percentage points from Fiscal 2000 to 13.1% of net revenues. This expense level improvement was largely due to improved cost management and the closure of 47 lower volume stores. On a per average store basis, operating expenses in Fiscal 2001 were up slightly to $258,000 from $257,000 in Fiscal 2000. Administrative expenses per average store decreased 17% during Fiscal 2001 to $48,000, compared to $58,000 in Fiscal 2000.

Depreciation and amortization expense, when measured as a percent of net revenue, increased 0.7 of a percentage point in Fiscal 2001 to 10.1%, primarily due to beginning depreciation of the Company's new point-of-sale computer system placed in service in the first quarter of Fiscal 2001.

In Fiscal 2001, interest expense increased $2.0 million to $8.2 million. Higher effective interest rates increased interest expense $2.3 million, while lower average debt balances offset the increase by $0.3 million. At September 30, 2001, the Company's total long-term debt was $60.2 million compared to $81.1 million at September 30, 2000.

The income tax benefit for Fiscal 2001 was $0.1 million (20% of pretax loss) compared to an income tax benefit of $3.8 million (17% of pretax loss) for Fiscal 2000. A valuation allowance of $3.7 million was established during the year ended September 30, 2000, to offset certain deferred tax assets due to uncertainties regarding the realization of the deferred tax assets. Exclusive of the deferred tax asset valuation allowance, the Fiscal 2000 income tax benefit was $7.5 million (34% of pretax loss). The decrease in effective tax rate for Fiscal 2001 compared to the Fiscal 2000 benefit before valuation allowance is due to non-tax deductible items having a greater percentage effect on a smaller pre-tax loss.

Excluding restructuring charges, operating income for Fiscal 2001 increased $12.7 million over Fiscal 2000 to $7.0 million. Same store net revenue growth ($6.1 million), expense management ($5.0 million) and the closure of under-performing stores ($2.2 million) account for the earnings improvement, offset by the increase in depreciation and amortization ($0.6 million). Including the effect of the Fiscal 2000 restructuring charge, operating income
(loss) improved $24.0 million, to $7.7 million in Fiscal 2001. After an increase in interest expense and other non-operating items, the Fiscal 2001 net loss improved to $0.6 million from Fiscal 2000's $18.2 million net loss before the $14.3 million cumulative effect of the accounting change adopted in Fiscal 2000.

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

The Company believes the new method of revenue recognition is preferable in that it better aligns reported net revenues and earnings with current economic trends in its business and the management of the Company. In addition, the Company believes the new method improves comparability of its operating results and financial position with similar companies. This change was made effective October 1, 1999, the first day of the Company's fiscal 2000 year.

The $14.3 million cumulative effect of this accounting change on prior years (net of a tax benefit of $7.4 million) increased net loss for the year ended September 30, 2000. Of the $2.71 net loss per share for the year ended September 30, 2000, $1.19 per share is attributable to the cumulative effect of the accounting change.

RESTRUCTURING
Pursuant to a restructuring plan, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) during the fourth quarter of Fiscal 2000. The total pretax charge included $9.6 million resulting from closed stores and approximately $1.0 million related to severance of administrative staff and other restructuring costs. The $11.8 million pretax charge included a $1.2 million write down of inventory (included in Cost of goods sold on the Consolidated Statement of Operations).

In June 2001, the Company re-evaluated seven remaining stores that had not been closed, and decided to continue their operation, based on their improved operating performance and future outlook. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores, net of $0.3 million related to stores previously closed.

The results of operations from the 47 closed stores were as follows (in thousands):

                                    Fiscal Years Ended September 30,
                                    --------------------------------
                                     2000        2001           2002
                                    -------      -----          ----
Total revenues                      $15,367      $ 939           $-
Operating loss                       (3,212)      (461)           -

At September 30, 2002, the Company had a remaining restructuring reserve of $34,000.

LIQUIDITY AND CAPITAL RESOURCES
The Company's $15.6 million Fiscal 2002 cash flow from operations consisted of $12.0 million of earnings before depreciation, amortization, and other non-cash items and $3.6 million of changes in operating assets and liabilities, primarily inventory and accounts payable. In Fiscal 2001, The Company's $11.7 million cash flow from operations consisted of $9.7 million of earnings before non-cash items, a $5.0 million income tax refund, and the collection of a $1.5 million note receivable, reduced by $1.9 million restructuring expenditures and $2.6 million of other changes in operating assets and liabilities.

In Fiscal 2002, the Company invested $2.0 million in property and equipment, $2.1 million in pawn loan growth, and $1.1 million in funding the net increase in payroll advances. These investments and a $17.9 million reduction in debt were funded by cash flow from operating activities of $15.6 million, $6.5 million in proceeds from the sale of assets (primarily the sale-leaseback of owned properties), $0.3 million of dividends from its equity investment in Albemarle & Bond Holding, plc, and $0.7 million of cash on hand.

The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to fund planned capital expenditures, working capital requirements, and required debt payments during the coming year. However, there can be no assurance that cash flow from operating activities will be adequate for these expenditures.

Effective October 30, 2002, the Company amended and restated its credit agreement. The amendment extends the maturity date to March 31, 2005 and provides for a $47.5 million revolving credit facility through March 3, 2003, and $40 million thereafter. Advances under the credit agreement are secured by substantially all of the Company's assets. Availability under the revolving credit facility is tied to loan and inventory balances. Interest on the revolving credit facility will be the Eurodollar rate plus 250 to 325 basis points or the agent bank's base rate ("Prime") plus 100 to 175 basis points. The Company pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants and that no dividends be paid. The Company believes that the financial covenants established in its credit facility will be achieved based upon the Company's current and anticipated performance.

SEASONALITY
Historically, service charge revenues are highest in the Company's first fiscal quarter (October through December) due to improving loan redemption rates coupled with a higher average loan balance following the summer lending season. Sales generally are highest in the Company's first and second fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. Sales volume can be heavily influenced by the timing of decisions to scrap excess jewelry inventory, which generally occurs during low jewelry sales periods (May through October). The net effect of these factors is that net revenues and net income typically are highest in the first and second fiscal quarters. Due primarily to significant loan redemptions and sales in the income tax refund season, the Company's cash flow is greatest in its second fiscal quarter.

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


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES
The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and gold prices. The Company does not use derivative financial instruments.

The Company's earnings and financial position may be affected by changes in gold prices and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and the Company's ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold prices. The impact on the Company's financial position and results of operations of a hypothetical change in gold prices cannot be reasonably estimated.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt at September 30, 2002. Under its amended and restated credit agreement dated October 30, 2002, the Company's effective interest rate was reduced by approximately 300 basis points. If interest rates average 300 basis points less in 2003 than they did in 2002, the Company's annual interest expense would decrease by approximately $1.3 million. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at September 30, 2002.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in Albemarle & Bond Holdings, plc ("A&B"). A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the year ended June 30, 2002 (included in the Company's September 30, 2002 results on a three-month lag as described above) was approximately $317,000. On November 20, 2002, the U.K. pound closed at 1.00 to
1.5811 U.S. dollars, an increase (strengthening) from 1.5328 at June 30, 2002. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Auditors                                                           30

Consolidated Financial Statements:

  Consolidated Balance Sheets as of September 30, 2001 and 2002                          31

  Consolidated Statements of Operations for each of the Three Fiscal Years
   Ended September 30, 2002                                                              32

  Consolidated Statements of Cash Flows for each of the Three Fiscal Years
   Ended September 30, 2002                                                              33

  Consolidated Statements of Stockholders' Equity for each of the Three Fiscal Years
   Ended September 30, 2002                                                              34

  Notes to Consolidated Financial Statements                                             35

REPORT OF INDEPENDENT AUDITORS

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the financial statements, in the year ended September 30, 2000 the Company changed its method of accounting for revenue recognition on pawn loans.



ERNST & YOUNG LLP

Austin, Texas
November 5, 2002

                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                        -----------------------
                                                                          2001           2002
                                                                        --------       --------
                                                                            (In thousands)
Assets:
  Current assets:
    Cash and cash equivalents                                           $  2,186       $  1,492
    Pawn loans                                                            47,144         49,248
    Payroll advances                                                       1,250          2,326
    Service charges receivables, net                                       8,841          9,304
    Inventory, net                                                        34,231         32,097
    Deferred tax asset                                                     7,413          6,418
    Federal income tax receivable                                              -            359
    Prepaid expenses and other assets                                      2,180          1,898
                                                                        --------       --------
      Total current assets                                               103,245        103,142

  Investment in unconsolidated affiliates                                 13,812         14,406
  Property and equipment, net                                             44,965         32,190
  Goodwill, net                                                           11,655         11,148
  Notes receivable from related parties                                    1,589          1,522
  Other assets, net                                                        3,294          3,562
                                                                        --------       --------
  Total assets                                                          $178,560       $165,970
                                                                        ========       ========

Liabilities and stockholders' equity
  Current liabilities:
    Current maturities of long-term debt                                $ 15,947       $  2,936
    Accounts payable and other accrued expenses                            9,666         11,581
    Restructuring reserve                                                    217             34
    Customer layaway deposits                                              2,081          2,166
                                                                        --------       --------
      Total current liabilities                                           27,911         16,717

  Long-term debt, less current maturities                                 44,245         39,309
  Deferred tax liability                                                   1,193          1,191
  Deferred gains and other long-term liabilities                           3,254          4,209
                                                                        --------       --------
      Total long-term liabilities                                         48,692         44,709
  Commitments and contingencies                                                -              -
  Stockholders' equity:
    Preferred Stock, par value $.01 per share; Authorized
     5,000,000 shares; none issued and outstanding                             -              -
    Class A  Non-voting Common Stock, par value $.01 per share;
             Authorized 40,000,000 shares; 10,946,874
             issued and 10,937,841 outstanding in 2001; 10,985,675
             issued and 10,976,642 outstanding in 2002                       109            110
    Class B  Voting Common Stock, convertible, par value $.01
             per share; Authorized 1,198,990 shares; 1,190,057
             issued and outstanding                                           12             12
    Additional paid-in capital                                           114,664        114,729
    Accumulated deficit                                                  (11,727)        (9,523)
                                                                        --------       --------
                                                                         103,058        105,328
    Treasury stock, at cost (9,033 shares)                                   (35)           (35)
    Receivable from stockholder                                             (729)          (729)
    Accumulated other comprehensive loss                                    (337)           (20)
                                                                        --------       --------
      Total stockholders' equity                                         101,957        104,544
                                                                        --------       --------
  Total liabilities and stockholders' equity                            $178,560       $165,970
                                                                        ========       ========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended September 30,
                                                                 ----------------------------------------
                                                                   2000            2001            2002
                                                                 --------        --------        --------
                                                                 (In thousands, except per share amounts)
Revenues:
  Sales                                                          $139,753        $129,362        $131,971
  Service charges                                                  57,646          56,808          64,927
                                                                 --------        --------        --------
    Total revenues                                                197,399         186,170         196,898

Costs of goods sold                                                88,054          79,089          84,936
                                                                 --------        --------        --------
    Net revenues                                                  109,345         107,081         111,962

Operating expenses:
  Operations                                                       85,513          75,245          78,265
  Administrative                                                   19,324          14,043          15,619
  Depreciation                                                      9,389          10,085           9,405
  Amortization                                                        866             723             682
  Restructuring expense (reversal)                                 10,572            (696)              -
                                                                 --------        --------        --------
    Total operating expenses                                      125,664          99,400         103,971
                                                                 --------        --------        --------

Operating income (loss)                                           (16,319)          7,681           7,991
Interest expense, net                                               6,201           8,245           4,770
Equity in net income of unconsolidated affiliate                     (225)           (267)           (604)
(Gain) loss on sale of assets                                        (280)            413             327
                                                                 --------        --------        --------
Income (loss) before income taxes                                 (22,015)           (710)          3,498
Income tax expense (benefit)                                       (3,785)           (142)          1,294
                                                                 --------        --------        --------
Income (loss) before cumulative effect of a change in
 accounting principle                                            $(18,230)       $   (568)       $  2,204

Cumulative effect on prior years (to September 30, 1999) of
 change in method of revenue recognition, net of tax              (14,344)              -               -
                                                                 --------        --------        --------
Net Income (loss)                                                $(32,574)       $   (568)       $  2,204
                                                                 ========        ========        ========

Income (loss) per common share (basic and diluted):

  Income (loss) before cumulative effect of a change in
   accounting principle                                          $  (1.52)       $  (0.05)       $   0.18

  Cumulative effect on prior years (to September 30, 1999)
   of change in method of revenue recognition, net of tax        $  (1.19)       $      -        $      -
                                                                 --------        --------        --------
  Net income (loss)                                              $  (2.71)       $  (0.05)       $   0.18
                                                                 ========        ========        ========

Weighted average shares outstanding
  Basic                                                            12,017          12,104          12,143
  Assuming dilution                                                12,017          12,104          12,292

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended September 30,
                                                             ---------------------------------------
                                                               2000            2001           2002
                                                             ---------      ---------      ---------
                                                                         (In thousands)
Operating Activities:
  Net income (loss)                                          $ (32,574)     $    (568)     $   2,204
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle         14,344              -              -
    Depreciation and amortization                               10,255         10,808         10,087
    Restructuring expenses                                      10,572           (696)             -
    Net (gain)/loss on sale or disposal of assets                 (280)           413            327
    Deferred compensation expense                                    4              6              6
    Income from investment in unconsolidated affiliate            (225)          (267)          (604)
  Changes in operating assets and liabilities:
    Service charges receivable, net                                711           (205)          (463)
    Inventory                                                    7,512          1,429          2,134
    Notes receivable from related parties                         (201)         1,567             67
    Prepaid expenses, other current assets, and other
     assets, net                                                 1,565         (1,559)          (878)
    Accounts payable and accrued expenses                        1,340         (1,800)         2,567
    Restructuring reserve                                            -         (1,887)          (183)
    Customer layaway deposits                                      (90)          (251)            85
    Deferred gains and other long-term liabilities                (129)          (145)          (341)
    Deferred taxes                                               1,517           (223)           993
    Federal income taxes receivable                             (3,350)         5,045           (359)
                                                             ---------      ---------      ---------
Net cash provided by operating activities                       10,971         11,667         15,642

Investing Activities:
  Pawn loans forfeited and transferred to inventory             71,800         71,058         73,240
  Pawn loans made                                             (187,600)      (185,097)      (188,992)
  Pawn loans repaid                                            122,190        113,811        113,648
                                                             ---------      ---------      ---------
                                                                 6,390           (228)        (2,104)
  Payroll advances                                                 (33)        (1,217)        (1,076)
  Additions to property, plant and equipment                   (18,534)        (4,456)        (2,042)
  Investment in unconsolidated affiliate                          (841)           236            327
  Proceeds from sale of assets                                   4,585         13,978          6,506
                                                             ---------      ---------      ---------
Net cash provided by (used in) investing activities             (8,433)         8,313          1,611

Financing Activities:
  Net payments on bank borrowings                               (2,011)       (20,920)       (17,947)
  Payment of dividends                                            (300)             -              -
                                                             ---------      ---------      ---------
Net cash used in financing activities                           (2,311)       (20,920)       (17,947)
                                                             ---------      ---------      ---------

  Change in cash and equivalents                                   227           (940)          (694)
  Cash and equivalents at beginning of period                    2,899          3,126          2,186
                                                             ---------      ---------      ---------
  Cash and equivalents at end of period                      $   3,126      $   2,186      $   1,492
                                                             =========      =========      =========

Cash paid during the periods for:
  Interest                                                   $   7,549      $   7,818      $   3,981
  Income taxes                                               $     311      $     320      $     866
Non-cash investing and financing activities:
  Deferred gain on sale-leaseback                            $       -      $   3,281      $   1,388
  Issuance of common stock to 401(k) plan                    $      96      $      89      $      60
  Accumulated foreign currency translation adjustment        $    (240)     $    (241)     $     317

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Accumulated
                                                        Additional    Retained                Receivable       Other
                                      Common Stock        Paid In     Earnings/    Treasury      From      Comprehensive
                                   Shares    Par Value    Capital     (Deficit)     Stock     Stockholder   Income (loss)   Total
                                   ------    ---------  ----------    ---------    --------   -----------  --------------  --------
                                                                          (In thousands)

Balances at September 30, 1999     12,021       $120     $114,470     $ 21,715       $(35)       $(729)         $ 144      $135,685

  Issuance of common stock to
   401(k) plan                         75          1           95            -          -            -              -            96
  Payment of dividends                  -          -            -         (300)         -            -              -          (300)
  Amortization of stock option
   Compensation                         -          -            4            -          -            -              -             4
  Foreign currency translation
   adjustment                           -          -            -            -          -            -           (240)         (240)
  Cumulative effect of change
   in accounting method                 -          -            -      (14,344)         -            -              -       (14,344)
  Net loss                              -          -            -      (18,230)         -            -              -       (18,230)
                                                                                                                           --------
  Total comprehensive loss              -          -            -            -          -            -              -       (32,814)
                                   ------       ----     --------     --------       ----        -----          -----      --------
Balances at September 30, 2000     12,096        121      114,569      (11,159)       (35)        (729)           (96)      102,671
                                                                                                                               (729)

  Issuance of common stock to
   401(k) plan                         41          -           89            -          -            -              -            89
  Amortization of stock option
   Compensation                         -          -            6            -          -            -              -             6

  Foreign currency translation
   adjustment                           -          -            -            -          -            -           (241)         (241)
  Net loss                              -          -            -         (568)         -            -              -          (568)
                                                                                                                           --------
  Total comprehensive loss              -          -            -            -          -            -              -          (809)
                                   ------       ----     --------     --------       ----        -----          -----      --------
Balances at September 30, 2001     12,137        121      114,664      (11,727)       (35)        (729)          (337)      101,957

  Issuance of common stock to
   401(k) plan                         39          1           59            -          -            -              -            60
  Amortization of stock option
   Compensation                         -          -            6            -          -            -              -             6
  Foreign currency translation
   adjustment                           -          -            -            -          -            -            317           317
  Net income                            -          -            -        2,204          -            -              -         2,204
                                                                                                                           --------
  Total comprehensive income            -          -            -            -          -            -              -         2,521
                                   ------       ----     --------     --------       ----        -----          -----      --------
Balances at September 30, 2002     12,176       $122     $114,729     $ (9,523)      $(35)       $(729)         $ (20)     $104,544
                                   ======       ====     ========     ========       ====        =====          =====      ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: EZCORP, Inc. (the "Company") is primarily engaged in operating pawnshops. As of September 30, 2002, the Company operated 280 locations in 11 states. The pawnshops function as sources of customer credit and as specialty retailers primarily of previously owned merchandise.

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for its 28.9% interest in Albemarle & Bond Holdings, plc ("A&B") using the equity method.

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

In Fiscal 2002, the Company's total revenues were comprised of 29% pawn service charges, 67% merchandise sales, and 4% payroll advance service charges, discussed below. In Fiscal 2001, the Company's total revenues were comprised of 29% pawn service charges, 70% sales, and 1% payroll advance service charges.

PAYROLL ADVANCES: Payroll advances are unsecured and generally made for periods of less than 30 days. In a limited number of locations, the Company makes payroll advances. In most locations, the Company markets payroll advances made by County Bank, and may purchase an 85% participation in the loans made by County Bank. The loans and related fees reported in the Company's consolidated financial statements reflect only the Company's participation interest in such loans.

The Company charges defaulted payroll advances to bad debt expense when they default, leaving only active loans in the reported balance. The amount collected from defaulted loans is recorded as a reduction of bad debt expense at the time of collection. The Company provides for a valuation allowance on both the principal and fees receivable, based on recent net default rates. Net defaults and changes in the principal valuation allowance are charged to bad debt expense. Fees related to defaulted loans and changes to the fee receivable valuation allowance are charged to service charge revenue. In Fiscal 2001 and 2002, the Company's bad debt expense, included in store operating expense, was $1.2 million and $3.1 million, respectively.

CASH AND CASH EQUIVALENTS: The Company considers investments with maturities of 90 days or less when purchased to be cash equivalents.

INVENTORY: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited pawn loans, merchandise purchased from customers, merchandise acquired from the acquisition of other pawnshops, and new merchandise purchased from vendors. The Company provides an allowance for shrinkage and valuation based on management's evaluation of the market value of the merchandise. At September 30, 2001 and 2002, the valuation allowance deducted from the carrying value of inventory amounted to $1,059,000 and $1,650,000, respectively.

SOFTWARE DEVELOPMENT COSTS: The Company accounts for software development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 2000, 2001, and 2002, approximately $8,055,000, $1,979,000, and $8,000
were capitalized in connection with the development of internal software systems. Included in these amounts are $942,000 and $278,000 of capitalized interest in 2000 and 2001. No interest was capitalized in 2002. Capitalized costs are amortized over the estimated useful lives of each system when complete and ready for its intended use.

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

INTANGIBLE ASSETS: Intangible assets consist primarily of excess purchase price over net assets acquired in acquisitions (or goodwill). Goodwill has been amortized on a straight-line basis over 20 to 40 years (the expected period of benefit). Accumulated amortization of goodwill was approximately $4,362,000 and $4,868,000 at September 30, 2001 and 2002, respectively. Accumulated amortization of all other intangible assets was approximately $2,250,000 and $3,138,000 at September 30, 2001 and 2002, respectively.

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

ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was approximately $1,442,000, $1,146,000, and $1,154,000 for the fiscal years ended September 30, 2000, 2001, and 2002, respectively.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The standard provides that effective October 1, 2002, goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 20, 2001, are no longer subject to amortization to earnings. The useful lives of other intangible assets must be reassessed at that time, and the remaining amortization periods adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company will adopt the provisions of SFAS No. 142 for its Fiscal 2003 year, and will complete impairment testing prior to March 31, 2003. Adoption of SFAS No. 142 will lower amortization expense in Fiscal 2003 by $603,000. The Company also currently amortizes goodwill related to its equity investment in A&B. This $453,000 annual amortization, recorded as a reduction to "equity in net income of unconsolidated affiliate," will also cease in Fiscal 2003. Management has not yet determined any potential impairment, if any, that adoption of this pronouncement will cause. There can be no assurance that at the time the review is completed an impairment charge will not be recorded.

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

The new method was applied as of October 1, 1999. The charge of $14.3 million included in the accompanying statement of operations for the year ended September 30, 2000 represents the cumulative effect of applying the new method retroactively (net of an income tax benefit of $7.4 million).

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

In June 2001, the Company re-evaluated the seven remaining stores, which had not been closed and decided to continue their operation, based on improved performance and future outlook for these stores. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores. The Company recorded an additional $0.3 million restructure expense for the 47 stores previously closed, primarily to account for lease obligations costing more than originally estimated, resulting in a net credit to restructuring expense of $1.0 million in the period ended June 30, 2001.

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

The results of operations from the 47 closed stores were as follows (in thousands):

                        Fiscal Years Ended September 30,
                       ---------------------------------
                        2000            2001        2002
                       -------         -----        ----
Total revenues         $15,367         $ 939         $-
Operating loss          (3,212)         (461)         -

The Company utilized $8.9 million, $0.7 million, and $0.2 million of the reserve in the years ended September 30, 2000, 2001, and 2002, respectively. At September 30, 2002, the Company had a remaining restructuring reserve of $34,000, primarily for future rent on closed stores, the leases of which will expire over the next two years.

NOTE D: EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

                                                                              Years Ended September 30,
                                                                     ------------------------------------------
                                                                       2000             2001             2002
                                                                     --------          -------          -------
                                                                                   (In thousands)
Numerator
  Numerator for basic and diluted earnings per share:
    Net income (loss)                                                $(32,574)         $  (568)         $ 2,204
                                                                     ========          =======          =======

Denominator
  Denominator for basic earnings per share:
    Weighted average shares                                            12,017           12,104           12,143
  Effect of dilutive securities:
    Employee stock options                                                  -                -              149
    Warrants                                                                -                -                -
                                                                     --------          -------          -------
      Dilutive potential common shares                                      -                -              149
                                                                     --------          -------          -------

Denominator for diluted earnings per share: adjusted weighted
 average shares and assumed conversions                                12,017           12,104           12,292
                                                                     ========          =======          =======
Basic earnings per share                                             $  (2.71)         $ (0.05)         $  0.18
                                                                     ========          =======          =======
Diluted earnings per share                                           $  (2.71)         $ (0.05)         $  0.18
                                                                     ========          =======          =======

Outstanding options to purchase shares of common stock were as follows:

                                                                       Years Ended September 30,
                                                       ----------------------------------------------------
                                                          2000                 2001                 2002
                                                       ----------           ----------           ----------
Total Options Outstanding
  Weighted average shares subject to options            1,569,924            1,289,441            1,460,689
  Average exercise price per share                     $    11.08           $     8.57           $     7.70

Anti-dilutive options outstanding
  Weighted average shares subject to options            1,569,924            1,289,441              937,701
  Average exercise price per share                     $    11.08           $     8.57           $    10.87

Options outstanding in 2000 and 2001 were excluded from the computation of loss per share because the Company incurred a loss for those years.

NOTE E: ACQUISITION OF PAWN STORES AND PURCHASE OF PAWN RELATED ASSETS

There were no acquisitions during the fiscal years ended September 30, 2002, 2001, and 2000.

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The shares were acquired in 1998 at a total cost of $12.8 million. A&B is primarily engaged in pawnbrokering, retail jewelry sales and check cashing in England and Wales. Through September 30, 2002, the related goodwill of approximately $9.0 million was amortized over 20 years. Summarized financial information for this equity investment is not presented since the investment is not material in relation to the financial position or results of operations of the Company. The acquisition is accounted for using the equity method. Since A&B's fiscal year end is June 30, the income reported by the Company for its investment in A&B is on a three-month lag. The income reported for the Company's fiscal year end of September 30 represents its percentage interest in the results of A&B's operations, reduced by the amortization of goodwill, from July 1 to June 30. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at November 20, 2002, the market value of this investment was approximately $16 million, based on the closing market price and foreign currency exchange rate on that date.

NOTE F: PROPERTY AND EQUIPMENT

Major classifications of property and equipment were as follows:

                                      September 30,
                                  ----------------------
                                    2001          2002
                                  --------      --------
                                      (In thousands)
Land                              $  2,397      $    401
Buildings and improvements          36,744        33,252
Furniture and equipment             33,986        34,678
Software                            20,914        20,908
Construction in progress                52           108
                                  --------      --------
Total                               94,093        89,347
Less accumulated depreciation      (49,128)      (57,157)
                                  --------      --------
                                  $ 44,965      $ 32,190
                                  ========      ========

NOTE G: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                            September 30,
                                          ------------------
                                           2001       2002
                                          ------     -------
                                            (In thousands)
Trade accounts payable                    $1,573     $ 2,213
Accrued payroll and related expenses       4,374       5,010
Accrued interest                             430         889
Accrued rent and property taxes              996       1,285
Other accrued expenses                     2,293       2,184
                                          ------     -------
                                          $9,666     $11,581
                                          ======     =======

NOTE H: LONG-TERM DEBT

Long-term debt consisted of:

                                                  September 30,
                                                -------------------
                                                 2001        2002
                                                -------     -------
                                                  (In thousands)
Note payable to bank under credit agreement     $60,192     $42,245
Less current maturities                          15,947       2,936
                                                -------     -------
                                                $44,245     $39,309
                                                =======     =======

At September 30, 2002, the Company's credit agreement provided a $45 million revolving credit facility bearing interest at the bank's prime rate plus 3% (7.75% at September 30, 2002). Effective October 30, 2002, the Company amended and restated its credit agreement. The amendment extends the maturity date to March 31, 2005 and provides for a $47.5 million revolving credit facility through March 3, 2003, and $40 million thereafter. Advances under the credit agreement are secured by all of the Company's assets. Availability under the revolving credit facility is based on loan and inventory balances. At the Company's option, interest on the revolving credit facility will accrue at i) the Eurodollar rate plus 250 to 325 basis points, depending on leverage ratio, or ii) the agent bank's base rate ("Prime") plus 100 to 175 basis points, depending on leverage ratio. The Company pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends is prohibited and incurrence of additional debt is restricted.

The Company has a $0.7 million letter of credit with the bank group as required by a legal agreement relating to certain insurance policies.

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

At September 30, 2002, warrants to purchase 23,579 shares of Class A Common Stock and 4,074 shares of Class B Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.

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

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"), which provided for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. On July 18, 2002, the Compensation Committee approved increasing the number of shares eligible to be awarded under the 1998 Plan to 1,955,000.

On November 5, 1998, the Compensation Committee of the Board of Directors approved a grant of 1,023,000 options to named executives, exercisable at $10.00 per share, and, except as discussed below, vesting on October 6, 2008. As of September 30, 2002, 450,000 of these options remained outstanding (options granted less options canceled due to employee termination) and none had been exercised. The terms of this grant provide for accelerated vesting upon achievement of certain debt to equity ratios and levels of earnings per share, ranging from $1.60 in Fiscal 2002 to $3.66 in Fiscal 2005.

In Fiscal 2000, 2001, and 2002, the Compensation Committee of the Board of Directors approved additional grants of options under the 1998 Plan at exercise prices ranging from $2.00 to $15.00. Under both the 1991 Plan and the 1998 Plan, the options vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. No options have been exercised pursuant to either Plan. Total options available for grant at September 30, 2002 under the 1998 Plan were 733,550. A summary of both option plans' activity follows:


                         SUMMARY OF OPTION PLAN ACTIVITY

                                       Number of Shares      Price Range of Shares     Weighted Average
                                       ----------------      ---------------------     ----------------
Outstanding at September 30, 1999         1,607,273              $10.00 - $21.75            $11.20
  Granted                                   250,000              $ 2.00 - $15.00            $ 9.12
  Canceled                                 (858,967)             $10.00 - $21.75            $11.15
  Exercised                                       -                            -                 -
                                          ---------              ---------------            ------
Outstanding at September 30, 2000           998,306              $ 2.00 - $21.75            $10.73
                                          ---------              ---------------            ------
  Granted                                   386,800              $ 2.00 - $ 2.41            $ 2.01
  Canceled                                 (119,883)             $ 2.00 - $21.75            $ 5.10
  Exercised                                       -                            -                 -
                                          ---------              ---------------            ------
Outstanding at September 30, 2001         1,265,223              $ 2.00 - $21.75            $ 8.60
                                          ---------              ---------------            ------
  Granted                                   236,000              $ 2.00 - $ 3.60            $ 2.03
  Canceled                                  (49,500)             $ 2.00 - $21.75            $ 3.33
  Exercised                                       -                            -                 -
                                          ---------              ---------------            ------
Outstanding at September 30, 2002         1,451,723              $ 2.00 - $21.75            $ 7.71
                                          ---------              ---------------            ------

                          RANGE OF OPTIONS OUTSTANDING

                                                               Weighted                        Exercisable
                                               Weighted        Average                            Shares
                              Number of         Average       Remaining                          Weighted
Range of                       Shares          Exercise      Contractual                        Avg. Exer.
Exercise Prices              Outstanding         Price       Life (years)   Exercisable           Price
---------------              -----------       --------      ------------   -----------        -----------
$ 2.00-$ 4.00                  597,950          $ 2.28           8.30         154,457             $ 2.81
$10.00-$10.00                  523,500          $10.00           6.24          44,100             $10.00
$12.00-$12.75                   86,273          $12.32           3.56          77,673             $12.36
$13.00-$21.75                  244,000          $14.47           3.99         144,000             $14.80
-------------                ---------          ------           ----         -------             ------
$ 2.00-$21.75                1,451,723          $ 7.71           6.55         420,230             $ 9.44

In accordance with SFAS 123, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended September 30, 2000, 2001 and 2002, respectively:

                                                                              September 30,
                                                                   -------------------------------------
                                                                    2000           2001           2002
                                                                  --------       --------       --------
Risk-free interest rate                                               6.00%          5.50%          2.58%
Dividend yield                                                           0%             0%             0%
Volatility factor of the expected market price of the
 Company's common stock                                              0.890          1.490           0.99
Expected life of the options                                       5 years        5 years        5 years
Weighted average fair value of options granted:
  Exercise price greater than market value at date of grant       $   3.51       $   0.99       $   1.19
  Exercise price equal to market value at date of grant           $      -       $      -       $   2.32
  Exercise price less than market value on the date of grant      $   2.38       $   2.30       $      -

During Fiscal 2000, options to purchase 50,000 shares were granted to an employee below the market price on the date of grant. As a result, the Company has deferred compensation of approximately $31,000, of which $4,000, $6,000 and $6,000 was amortized to non-cash compensation expense during Fiscal 2000, 2001 and 2002, respectfully. The remaining unearned compensation will be recognized as non-cash compensation expense over the remaining vesting period of approximately two years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Additionally, because the provisions of SFAS 123 are not effective for options granted prior to October 1, 1996 and due to the nature and timing of option grants, the resulting pro forma compensation costs may not be indicative of future compensation costs. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income is as follows:

                                                              2000           2001           2002
                                                            --------        -------        ------
Net income (loss), as reported                              $(32,574)       $  (568)       $2,204
Less: pro forma compensation expense                              13            447           505
                                                            --------        -------        ------
Net income (loss), pro forma                                $(32,587)       $(1,015)       $1,699
Basic and diluted earnings (loss) per share,
 pro forma                                                  $  (2.71)       $ (0.08)       $ 0.14

Shares of reserved common stock at September 30, 2002, were as follows:

                                           Class A            Class B
                                          ---------           -------
Stock option plan                         1,955,000                -
Stock warrants                               23,579            4,074
401(k) plan                                 100,000                -
Conversion of Class B Common Stock        1,198,990                -
                                          ---------            -----
                                          3,277,569            4,074
                                          =========            =====

NOTE J: INCOME TAXES

The income tax provision (benefit) attributable to continuing operations is as follows:

                               Years Ended September 30,
                          -----------------------------------
                           2000            2001         2002
                          -------         -----        ------
                                    (In thousands)
Current
  Federal                 $(5,302)        $   -        $  301
  State                         -             -             -
                          -------         -----        ------
                           (5,302)            -           301
Deferred
  Federal                   1,517          (142)          993
  State                         -             -             -
                          -------         -----        ------
                          $(3,785)        $(142)       $1,294


Income tax expense (benefit) is included in the financial statements as follows:

                                                                    Years Ended September 30,
                                                           ------------------------------------------
                                                             2000               2001            2002
                                                           --------            -----           ------
                                                                           (In thousands)
Continuing operations                                      $ (3,785)           $(142)          $1,294
Cumulative effect of change in accounting principle          (7,390)               -                -
                                                           --------            -----           ------
                                                           $(11,175)           $(142)          $1,294
                                                           ========            =====           ======

A reconciliation of income taxes calculated at the statutory rate and the provision (benefit) for income taxes attributable to continuing operations is as follows:

                                                                        Years Ended September 30,
                                                                 ---------------------------------------
                                                                  2000             2001            2002
                                                                 -------           -----          ------
                                                                              (In thousands)
Income taxes at the federal statutory rate                       $(7,485)          $(242)         $1,189
Effect of nondeductible amortization of intangible assets             27               -               -
State income tax, net of federal benefit                               -               -               -
Change in valuation allowance                                      3,700               -               -
Other                                                                (27)            100             105
                                                                 -------           -----          ------
                                                                 $(3,785)          $(142)         $1,294
                                                                 =======           =====          ======

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                            2001             2002
                                                           -------          -------
                                                               (In thousands)
Deferred tax liabilities:
  Tax over book amortization                               $ 7,235          $ 6,210
  Prepaid expenses                                             503              199
  Other                                                         10              322
                                                           -------          -------
Total deferred tax liabilities                               7,748            6,731

Deferred tax assets:
  Book over tax depreciation                                 5,306            6,921
  Tax over book inventory                                    7,826            5,955
  Accrued liabilities                                           94              252
  Provision for store closings and related charges              74               11
  Pawn service charge receivable                             2,037            2,271
  Tax carry-forwards                                         2,331              248
                                                           -------          -------
Total deferred tax assets                                   17,668           15,658
                                                           -------          -------
Net deferred tax asset                                       9,920            8,927
Valuation allowance                                         (3,700)          (3,700)
                                                           -------          -------
Net deferred taxes                                         $ 6,220          $ 5,227
                                                           =======          =======

The Company has established a valuation allowance due to uncertainties regarding the realization of certain deferred tax assets. The valuation allowance was not increased during the year ended September 30, 2002 because management believes that it is more likely than not that the Company's net deferred tax asset will be realized as a result of expected future taxable income from operations and certain tax planning strategies.

Substantially all of the Company's operating income was generated from domestic operations during 2001 and 2002. At September 30, 2001 and 2002, the Company has provided deferred income taxes on all undistributed earnings from its foreign unconsolidated affiliate. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2001 and 2002 of approximately $235,000 and $327,000, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

As of September 30, 2002, the Company had an alternative minimum tax credit carry-forward of $248,000, which does not expire. Utilization of the credit carry-forward may be subject to a substantial limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, should a change in ownership occur. The Company has no remaining net operating loss carryforward at September 30, 2002 as it was fully utilized by that date.

The U.S. Internal Revenue Service has selected the Company's September 30, 2000 federal income tax returns for examination. Management believes that the results of the examination will not materially affect the financial position or results of operations of the Company.

NOTE K: RELATED PARTY TRANSACTIONS

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff, an affiliate of the general partner of the majority stockholder, provides management consulting and investment banking services to the Company for a $33,333 monthly retainer. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, the affiliate earns fees from the Company for other business and financial consulting services. Morgan Schiff received $33,333 per month from October 1999 to June 2000 for its services as a financial advisor, and has waived its consulting fees since July 2000. The financial advisory fee was reinstated in November 2002 at $33,333 per month. In Fiscal 2000, 2001, and 2002, Morgan Schiff received expense reimbursements of $574,000, $426,000, and $498,000, respectively.

In 1994, the Company loaned the former President and Chief Executive Officer and current director, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. The maturity date of the loan is the earlier of (a) ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company's stock is equal to or exceeds $6 per share. As of September 30, 2002, the amount owed is approximately $729,000 plus accrued interest of approximately $28,800. The Company records interest income on the loan. Any forgiveness of interest and related income tax costs are charged as compensation expense for Mr. Lambiase. During Fiscal 2000, 2001, and 2002, the Company recognized compensation expense of $115,000, $124,000, and $49,000, respectively.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company's Class A Non-voting Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, initially due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (ranging between 2.71% to 4.11% for Fiscal 2002 for Mr. Brinkley).

Mr. Lambiase repaid his $1.5 million loan August 14, 2001. As stipulated by a loan amendment dated August 15, 2000, the Company forgave the related accrued interest on this date and reimbursed Mr. Lambiase for the income tax consequences of the interest forgiven.

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley's death or disability or certain changes in control the then remaining principal and interest will be forgiven. Through September 30, 2002, the stock price target had not been attained. As of September 30, 2002, the amount owed is approximately $1.5 million plus accrued interest of $46,000. Accrued interest is forgiven based upon continued employment, and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt.

Under both the $1.5 million loans to Mr. Lambiase and Mr. Brinkley, charges to operations consist of forgiveness and related income tax costs and totaled approximately $306,000, $169,000, and $63,000 for years ended September 30, 2000, 2001, and 2002, respectively. These numbers exclude expenses that were posted to the restructuring reserve in 2001 for anticipated forgiveness. In Fiscal 2001, the interest forgiveness and related income tax costs related to Mr. Lambiase's $1.5 million loan were $127,000 and were charged to the Company's restructuring reserve. In Fiscal 2002, only Mr. Brinkley's $1.5 million loan remained.

In February 2000, the Company loaned Mr. Rotunda $200,000. The principal and interest of the loan are subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company is required to reimburse Mr. Rotunda for the income tax consequence of any portion of the forgiveness. The remaining balance of this loan was $66,666 plus accrued interest of $1,100 at September 30, 2002. During years 2001 and 2002, charges to operations consist of forgiveness and related income tax costs and totaled approximately $132,800 and $120,400, respectively. There was no charge to operations for Fiscal 2000.

NOTE L: LEASES

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases including closed stores are as follows for each of the years ending September 30:

                             Total
                        --------------
                        (In thousands)
2003                        $11,499
2004                          8,786
2005                          6,792
2006                          5,538
2007                          4,036
Thereafter                   25,819
                            -------
                            $62,470
                            =======

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases amount to $39,800 in 2003.

After an initial lease term of generally 10 to 20 years, the Company's lease agreements typically allow renewals in five-year increments. The Company's lease agreements generally include rent escalations throughout the initial lease term. Such rent escalations are included in the above numbers.

Rent expense for the years ending September 30, 2000, 2001, and 2002 was $13.6 million, $13.0 million, and $13.9 million, respectively.

During Fiscal 2001 and 2002, the Company completed several sale-leaseback transactions of some of its previously owned facilities. Losses on such sales were recognized immediately, and gains on such sales were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. Future rentals pursuant to these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on the Company's other lease agreements.

NOTE M: EMPLOYMENT AGREEMENTS

As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. As long as Mr. Rotunda's employment with the Company continues, a $200,000 loan by the Company to Mr. Rotunda is subject to forgiveness over a three-year period ending on February 24, 2003.

NOTE N: 401(k) PLAN

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute a maximum of 15% of their compensation within allowable limits. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company in its sole discretion may match in the form of the Company's Class A Non-voting Common Stock. Contribution expense related to the plan for 2000, 2001 and 2002 was approximately $96,000, $89,000 and $60,000, respectively.

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

NOTE Q: QUARTERLY INFORMATION (UNAUDITED)

                                                                     Year Ended September 30
                                                 ----------------------------------------------------------------------
                                                  First Quarter      Second Quarter     Third Quarter    Fourth Quarter
                                                 --------------      --------------     -------------    --------------
                                                                (In thousands, except per share amounts)

FISCAL 2002

Total revenues                                          $54,582             $47,481           $43,140           $51,695
Net revenues                                             31,412              27,661            25,539            27,350
Net income (loss)                                         1,372               1,094              (513)              251

Net income (loss) per share                             $  0.11             $  0.09           $ (0.04)          $  0.02

FISCAL 2001

Total revenues                                          $47,241             $48,819           $43,100           $47,010
Net revenues                                             29,143              27,384            24,673            25,881
Restructuring expense                                         -                   -              (696)                -
Net income (loss)                                         1,053                  33              (442)           (1,212)

Net income (loss) per share                             $  0.09             $  0.00           $ (0.04)          $ (0.10)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of November 20, 2002 were as follows:

Name                                 Age                   Title
----                                 ---       ------------------------------------------------

Sterling B. Brinkley (1)             50        Chairman of the Board of Directors
Joseph L. Rotunda (1) (3)            55        President, Chief Executive Officer, and Director
Dan N. Tonissen (1) (3)              52        Senior Vice President, Chief Financial Officer,
                                                Assistant Secretary, and Director
Mark C. Pickup (2) (4)               52        Director
Gary C. Matzner (4)                  54        Director
Richard D. Sage (2) (4)              62        Director
Vincent A. Lambiase                  62        Director
Robert F. Bloom                      51        Senior Vice President of Operations
John R. Kissick                      60        Vice President of Strategic Development
Matthew B. Campbell                  46        Vice President of Administration
Connie L. Kondik                     38        Secretary and General Counsel
Daniel M. Chism                      34        Controller and Assistant Secretary
Tom B. Young                         53        Chief Information Officer

(1) Member of Executive Committee
(2) Member of Compensation Committee
(3) Member of Section 401(k) Plan Committee
(4) Member of Audit Committee

Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989.
Mr. Brinkley serves as a Director of Albemarle & Bond Holdings plc, which the Company owns approximately 29%. In addition, Mr. Brinkley is President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership. Mr. Brinkley has also served as Chairman of the Board or Chairman of the Executive Committee of Crescent Jewelers, Inc., an affiliate of the Company, since 1988; and, since 1990, he has served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc, also an affiliate of the Company. From 1986 to 1990, Mr. Brinkley served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

Mr. Rotunda joined the Company as director, President, and Chief Operating Officer in February 2000 and assumed the role of Chief Executive Officer of the Company in August 2000. From 1998 to 2000, he was Chief Operating Officer of G&K Services, Inc, a $500 million provider of uniform and textile products. From 1991 to 1998 he progressed through several officer positions to Executive Vice President and Chief Operating Officer of Thorn Americas, Inc. Mr. Rotunda also currently serves as a Director of RTO Enterprises, Inc., Toronto, Canada.

Mr. Tonissen has served as a director, Senior Vice President, Chief Financial Officer, and Assistant Secretary of the Company since August 1994. Prior to 1994, he held senior level financial positions with La Salsa Holding Company, Valley Grain Products, Inc., and Denny's, Inc.

Mr. Pickup has served as director of the Company since 1993. He served as President and Co-Chief Executive Officer of Crescent Jewelers, Inc. from 1993 to 1995 and Chief Financial Officer of Crescent Jewelers, Inc. from 1992 to 1995. Since 1993, Mr. Pickup has also served as a director of Friedman's, Inc. (and MS Jewelers Corporation, its predecessor). Prior to 1992, Mr. Pickup was a partner in the firm of Ernst & Young LLP.

Mr. Matzner has served as director of the Company since July 2002. He has been Senior Counsel with the law firm of McDermott, Will & Emery since August 2002. From 1997 to July 2002, Mr. Matzner was President of Nobel Health Services, Inc., a provider of health care consulting services. From 1999 to May 2001, Mr. Matzner was also President of Oakridge Outpatient Center, Inc.

Mr. Sage has served as director of the Company since July 1995. He was a co-founder of AmeriHealth, Inc., which owned and managed hospitals. He served as Treasurer of AmeriHealth, Inc. from April 1983 to October 1995 and was a member of the board of directors of AmeriHealth, Inc. from April 1983 to December 1994. Mr. Sage was a Director of Champion Healthcare Corporation from January 1995 to August 1996. Since June 1993, he has been associated with Sage Law Offices in Miami, Florida.

Mr. Lambiase has served as a director of the Company since 1994. Mr. Lambiase also served as Chief Executive Officer and President of the Company from 1994 to 2000. From 1991 to 1994, he was a Vice President for Blockbuster Entertainment, Inc.

Mr. Bloom has served as the Senior Vice President of Operations since June 2000. From January 1999 to April 2000, he served as the Metromedia Restaurant Group Regional Vice President of Franchise Operations for the Family Steakhouse division. Prior to 1999, he served as the Vice President of the Rural Division for Thorn Americas, Vice President and General Manager - Thorn Leasing Concepts, and Vice President Operations Administration for Thorn Americas, Inc.

Mr. Kissick has served as Vice President of Strategic Development since August 2001. From 1991 to 1998 he served as Vice President of Strategic Planning for Thorn Americas, Inc. Prior to 1991, he held senior marketing positions at Reynolds and Reynolds, Hobart Corporation, and Pizza Hut.

Mr. Campbell joined the Company as Vice President of Human Resources in May 2001 and assumed the role of Vice President of Administration in August 2001. Mr. Campbell served as the Chief Operating Officer of SpinCycle, Inc. from 1998 to 2001 and as the Chief Learning Officer from 1997 to 1998. From 1994 to 1997, Mr. Campbell was the Senior Director of Training and Management Development for Thorn Americas, Inc.

Ms. Kondik has served as General Counsel since June 2000 and as Secretary since January 2001. From June 1995 to June 2000, Ms. Kondik served as
Sr. Associate General Counsel, Vice-President, and Assistant Secretary of Empire Funding Corp. and TMI Financial, Inc., a national sub-prime mortgage lender and servicer.

Mr. Chism has served as Controller and Assistant Secretary of the Company since August 1999. From 1996 to 1999, Mr. Chism served as Audit Manager for Ernst & Young LLP, where he also served as an audit Senior and audit staff member from 1991 to 1995. From 1995 to 1996, Mr. Chism served as a Director of Internal Audit and a Departmental Controller for VarTec Telecom, Inc.

Mr. Young has served as the Chief Information Officer of the Company since May 2000. From 1995 to 1999 he served as the Director of Retail Systems for Cracker Barrel Old Country Stores. Prior to 1995 he served as Director of Systems and Director of Telecommunications for Service Merchandise.


COMMITTEES OF THE BOARD

The Board of Directors held four meetings during the year ended September 30, 2002. The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 2002 were Mr. Brinkley, Mr. Rotunda, and Mr. Tonissen. The Executive Committee held no formal meetings during Fiscal 2002. The members of the Audit Committee for Fiscal 2002 were Mr. Pickup, Mr. Sage, and Mr. Price. After Mr. Price's resignation, his place on the committee was replaced with Mr. Matzner. The Audit Committee held four meetings which all members attended. All audit committee members are independent directors and are financially literate. As a former partner of Ernst & Young LLP, Mr. Pickup has significant accounting and financial expertise. The Compensation Committee, comprised of Mr. Pickup and Mr. Sage (Mr. Price was on the committee until his resignation), held one informal meeting during Fiscal 2002 of which all members attended. All actions taken during the year were by Written Unanimous Consent. The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen. All Fiscal 2002 actions of this committee were by Written Unanimous Consents in lieu of meetings. The 401(k) Administrative Committee formed by the Board 401(k) Committee met three times during Fiscal 2002 of which all members attended. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based primarily on statements received from officers and directors and a review of the relevant Forms 3, 4, and 5, all officers, directors, and beneficial owners of more than ten percent of any class of equity securities were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION


CASH COMPENSATION
The following table sets forth compensation paid by the Company and its subsidiaries for services during Fiscal 2000, 2001 and 2002 to the Company's Chief Executive Officer, and to each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (such persons collectively herein referred to as the "Named Executive Officers").

                                                          Annual Compensation
                                                -----------------------------------------         All other
Name and Principal Position                     Year       Salary      Bonus       Other     Compensation (1)(2)
---------------------------                     ----       -------     -------    -------    -------------------
                                                           ($)           ($)        ($)             ($)

Sterling B. Brinkley                            2000       282,502      83,720     78,528          2,311
Chairman of the Board                           2001        25,472      87,000     81,605          1,669
                                                2002       260,384      34,486          -          1,332

Joseph L. Rotunda                               2000       208,654           -    170,191            690
President & Chief Executive Officer (3)         2001       400,000      78,298     75,852          2,622
                                                2002       437,692     409,680     87,417          1,512

Dan N. Tonissen                                 2000       240,000           -     41,798          1,706
Senior Vice President, Chief Financial          2001       240,000           -     28,018          1,830
Officer and Assistant Secretary                 2002       249,615      70,875          -          1,134

Robert F. Bloom                                 2000        73,596           -     30,048            210
Senior Vice President of Operations             2001       161,539           -          -          1,179
                                                2002       167,753      41,076          -            762

Matthew Campbell                                2000             -           -          -              -
Senior Vice President of Administration (4)     2001        51,154           -          -              -
                                                2002       149,615      39,600     57,397            680

Daniel M. Chism                                 2000       125,000       8,712          -            891
Controller and Assistant Secretary              2001       129,810           -          -            313
                                                2002       133,782      33,475          -            626

(1) The Company's long-term compensation program for most senior officers does not include long-term incentive payouts, SARs, or other forms of compensation.
(2) This category includes the value of any insurance premiums paid on behalf of the named executive.
(3) Mr. Rotunda's Other Annual Compensation includes $48,550 for payment of taxes for Fiscal 2002 and $28,503 for auto allowance plus taxes.
(4) Mr. Campbell's Other Annual Compensation for Fiscal 2002 includes $57,397 for relocation to Austin, Texas.


EMPLOYMENT AGREEMENTS
As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. As long as Mr. Rotunda's employment with the Company continues, a $200,000 loan by the Company to Mr. Rotunda is subject to forgiveness over a three-year period ending on February 24, 2003.

INSIDER NOTES
In 1994, the Company loaned the former President and Chief Executive Officer and current director, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. The maturity date of the loan is the earlier of (a) ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company's stock is equal to or exceeds $6 per share. As of September 30, 2002, the amount owed is approximately $729,000 plus accrued interest of approximately $28,800. The Company records interest income on the loan. Any forgiveness of interest and related income tax costs are charged as compensation expense for Mr. Lambiase. During Fiscal 2000, 2001, and 2002, the company recognized compensation expense of $115,000, $124,000, and $49,000, respectively.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company's Class A Non-Voting Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (ranging between 2.71% and 4.11% for Fiscal
2002).

Mr. Lambiase repaid his $1.5 million loan August 14, 2001. As stipulated by a loan amendment dated August 15, 2000, the company forgave the related accrued interest on this date and reimbursed Mr. Lambiase for the income tax consequences of the interest forgiven.

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley's death or disability or certain changes in control the then remaining principal and interest will be forgiven. Through September 30, 2002, the stock price target had not been attained. As of September 30, 2002, the amount owed is $1.5 million plus accrued interest of $46,000. Accrued interest is forgiven based upon continued employment, and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt.

Under both the $1.5 million loans to Mr. Lambiase and Mr. Brinkley, charges to operations consist of forgiveness and related income tax costs and totaled approximately $306,000, $169,000, and $63,000 for the years ended September 30, 2000, 2001, and 2002, respectively. These numbers exclude expenses that were posted to the restructuring reserve in 2001 for anticipated forgiveness. In Fiscal 2001, the interest forgiveness and related income tax costs related to Mr. Lambiase's $1.5 million loan were $127,000 and were charged to the Company's restructuring reserve. In Fiscal 2002, only Mr. Brinkley's $1.5 million loan remained.

In February 2000, the Company loaned Mr. Rotunda $200,000. The principal and interest of the loan are subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company is required to reimburse Mr. Rotunda for the income tax consequence of any portion of the forgiveness. The remaining balance of this loan was $66,666 plus accrued interest of $1,100 at September 30, 2002. During Fiscal 2001 and 2002, charges to operations consist of forgiveness and related income tax costs and totaled approximately $132,800 and $120,400, respectively. There was no charge to operations for Fiscal 2000.


DIRECTOR COMPENSATION
Mr. Pickup received $25,000 during 2002 as compensation for his service as a director and Chairman of the Audit Committee. Mr. Sage received $12,000 as compensation for board service. Mr. Price received $9,000 as compensation for board service prior to his resignation in July 2002. Mr. Matzner replaced Mr. Price in July 2002 and received $3,000 for his service as director. No other outside director received compensation from the Company during Fiscal 2002.

STOCK OPTIONS
On November 5, 1998, the Compensation Committee of the Board of Directors approved the grant of 350,000 options to Mr. Brinkley and 100,000 options to Mr. Tonissen that remain outstanding. The options are exercisable at $10 per share, vest on October 6, 2008, and have a contractual life of ten years. The terms of this grant provide for accelerated vesting upon achievement of certain debt to equity ratios and levels of earnings per share, ranging from $1.60 in Fiscal 2002 to $3.66 in Fiscal 2005. If any of these options fail to qualify as incentive options under the Internal Revenue Code, the Company has agreed to pay a bonus to each Optionee at the time and in the amount of any tax savings actually realized by the Company resulting therefrom.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                  Number of      %of Total                                     Potential Realizable Value
                                  Securities      Options/                                     At Assumed Annual Rates of
                                  Underlying        SARs        Exercise                       Stock Price Appreciation for
                                   Options/      Granted to        or                                Option Term (2)
                                     SARs       Employees in   Base Price    Expiration        ----------------------------
Name                              Granted (1)   Fiscal Year      ($/Sh)         Date             5%                   10%
-----------------------------     -----------   ------------   ----------    ----------        -------              -------
Sterling B. Brinkley
 Chairman of the Board                     -             -        $   -               -        $     -              $     -

Joseph L. Rotunda
 President & Chief Executive
 Officer                                   -             -        $   -               -        $     -              $     -

Dan N. Tonissen
 Senior Vice President and CFO        20,000             8%       $2.00      10/01/2011        $13,428              $45,075

Robert Bloom
 Senior Vice President of
 Operations                           20,000             8%       $2.00      10/01/2011        $13,428              $45,075

Matthew B. Campbell
 Vice President of
 Administration                       20,000             8%       $2.00      10/01/2011        $13,428              $45,075

Daniel M. Chism
 Controller and Assistant
 Secretary                             7,000             3%       $2.00      10/01/2011        $ 4,700              $15,776

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

                     AGGREGATE OPTIONS/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 2002 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.

                                           Shares                  Number of Securities          Value of Unexercised
                                          Acquired                Underlying Unexercised            In-the-Money
                                             On        Value          Options/SARs at              Options/SARs at
                                          Exercise   Realized            FY-End (#)                 FY-End ($)(1)
Name                                         (#)       ($)       Exercisable/Unexercisable    Exercisable/Unexercisable
-----------------------------------       --------   --------    -------------------------    -------------------------
Sterling B. Brinkley
 Chairman of the Board                           -          -         125,000/350,000                          -/-

Joseph L. Rotunda
 President & Chief Executive Officer             -          -         146,667/253,333              $38,000/$76,000

Dan N. Tonissen
 Senior Vice President and Chief
 Financial Officer and Assistant
 Secretary                                       -          -          48,313/126,000                    -/$11,400

Robert Bloom
 Senior Vice President of Operations             -          -            6,000/34,000               $1,140/$15,960

Matthew B. Campbell
 Vice President of Administration                -          -            2,000/28,000                 $320/$12,960

Daniel M. Chism
 Controller and Secretary                        -          -            7,000/15,000                  $570/$6,270

(1) Values stated are based upon the closing price of $2.57 per share of the Company's Class A Non-voting Common Stock on The NASDAQ Stock Market on September 30, 2002, the last trading day of the fiscal year.


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

Options granted under the 1991 Plan were granted at exercise prices equal to or above the fair market value on the date of the grant. In October 1994, the Board of Directors amended the Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 2002, the Company had 179,313 active options outstanding to executives under the 1991 Plan at prices ranging from $12.00 to $14.00. Of these options, 173,313 are vested and none has been exercised.

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits grants of the same types of options, SARs and LSARs as the 1991 Plan and provided for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. On July 18, 2002, the Compensation Committee increased the number of shares eligible to be awarded under the 1998 Plan to 1,955,000.

As of September 30, 2002, the Company had 962,000 active options outstanding to executives (options granted less options canceled due to employee termination) under the 1998 Plan at prices ranging from $2.00 to $15.00. Of these options, 161,667 are vested and none has been exercised.

401(K) PLAN
On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the "401(k) Plan"), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company and those subsidiaries that adopt it may contribute up to 15% of their compensation (not to exceed $11,000 in 2002, except if over age 50 and have met the $11,000 limit, then can contribute an additional $1,000) to the plan trust. The Company may match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Non-Voting Common Stock. Contribution expense related to the 401(k) Plan for 2002 was approximately $59,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 25% of the total contributions vesting each year once the employee has two years of service. On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Not applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Phillip Ean Cohen indirectly controls the Company through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership ("MS Pawn"), which owns 100% of the Class B Voting Common Stock of the Company.

The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of November 20, 2002 for (i) each of the Company's current directors, (ii) each of the named executive officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iv) all current officers and directors as a group.

Name and Address                                                Class A                       Class B
of the                                                         Non-voting                      Voting
Beneficial Owners(a)                                          Common Stock                  Common Stock
----------------------------------------------           -------------------------      ---------------------    Voting
                                                           Number        Percent         Number       Percent    Percent
                                                         ---------       -------        ---------     -------    -------
MS Pawn Limited Partnership(b)(g)                        1,388,857(h)     11.41%(h)     1,194,131       100%       100%
MS Pawn Corporation
Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York 10022

Sterling B. Brinkley (c)                                   325,615         2.93%                -         -          -
350 Park Avenue, 8th Floor
New York, New York 10022

Vincent A. Lambiase                                         80,250         0.73%                -         -          -
1901 Capital Parkway
Austin, Texas 78746

Joseph L. Rotunda(d)                                       214,334         1.92%
1901 Capital Parkway
Austin, TX 78746

Dan N. Tonissen(e)                                          63,313         0.57%                -         -          -
1901 Capital Parkway
Austin, Texas 78746

Robert Bloom(i)                                             15,000         0.14%                -         -          -
1901 Capital Parkway
Austin, Texas 78746

Matthew Campbell(j)                                          6,000         0.05%                -         -          -
1901 Capital Parkway
Austin, Texas 78746

Daniel M. Chism(k)                                           9,400         0.09%                -         -          -
1901 Capital Parkway
Austin, Texas 78746

Mark C. Pickup                                               3,200         0.03%                -         -          -
6734 Corte Segunda
Martinez, California 94553

Gary Matzner                                                     -         0.00%                -         -          -
2601 S. Batshore Dr.
Miami, Florida 33133

Richard D. Sage(l)                                             631         0.01%                -         -          -
13636 Deering Bay Drive
Coral Gables, Florida 33158

All officers and directors as a group (fifteen             739,643         6.47%                -         -          -
persons)(b)(f)

(a) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class B Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(b) MS Pawn Corporation is the general partner of MS Pawn and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation. See "Certain Relationships and Related Transactions." Mr. Cohen also owns 189,341 shares of Class A common stock directly.
(c) Includes options to acquire 125,000 shares of Class A Common Stock at $14.00 per share and warrants to acquire 1,191 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 350,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.
(d) Includes options to acquire 50,000 shares of Class A Common Stock at $4.00 per share, 133,334 shares of Class A Common Stock at $2.00, and 30,000 shares of Class A Common Stock at $10.00 per share. Does not include options to acquire 20,000 shares of Class A Common Stock at $10.00, 50,000 shares of Class A Common Stock at $13.00, 50,000 shares of Class A Common Stock at $15.00 or 66,666 shares of Class A Common Stock at $2.00, none of which are currently exercisable.
(e) Includes options to acquire 24,313 shares of Class A Common Stock at $12.75 per share, 30,000 shares of Class A Common Stock at $12.00 per share, and 4,000 shares of Class A Common Stock at $2.00 per share. Does not include options to acquire 100,000 shares of Class A Common Stock at $10.00 per share or 16,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.
(f) Includes options to acquire 446,647 shares of Class A Common Stock at prices ranging from $2.00 to $14.00 per share and warrants to acquire 1,222 Class A Common Stock shares at $6.17 per share.
(g) Includes warrants for 4,093 shares of Class A Common Stock and 4,074 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.
(h) The number of shares and percentage reflect Class A Common Stock, together with Class B Common Stock, which is convertible to Class A Common Stock.
(i) Includes options to acquire 8,000 shares of Class A Common Stock at $2.00 per share and 4,000 shares of Class A Common Stock at $4.00 per share. Does not include options to acquire 22,000 shares of Class A Common Stock at $2.00 per share, nor 6,000 share of Class A Common Stock at $4.00 per share, none of which are currently exercisable.
(j) Includes options to acquire 2,000 shares of Class A Common Stock at $2.41 per share and 4,000 shares of Class A Common Stock at $2.00 per share. Does not include options to acquire 8,000 shares of Class A Common Stock at $2.41 per share, nor 16,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.
(k) Includes options to acquire 6,000 shares of Class A Common Stock at $10.00 per share and 3,400 shares of Class A Common Stock at $2.00 per share. Does not include options to acquire 8,600 shares of Class A Common Stock at $2.00 per share, nor 4,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.
(l) Includes options to acquire 600 shares of Class A Common Stock at $2.00 per share and warrants to acquire 31 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 2,400 shares of Class A Common Stock at 2.00 per share, none of which are currently exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning the $729,000 loan from the Company to Mr. Lambiase, the $1.5 million loan from the Company to Mr. Brinkley, and the $200,000 loan from the Company to Mr. Rotunda, see "Executive Compensation, Employment Agreements."

The Company and Morgan Schiff & Co., Inc. ("Morgan Schiff"), whose sole stockholder is Mr. Cohen, are parties to a Financial Advisory Agreement renewed January 1, 2000, pursuant to which Morgan Schiff receives certain fees for its provision of financial advisory services to the Company. These services include, among other matters, ongoing consultation with respect to the business and financial strategies of the Company. In Fiscal 2000, from October to June, Morgan Schiff received $33,333 per month for its services as a financial advisor. Morgan Schiff waived the monthly advisory fee from July 2000 through September 2002. The financial advisory fee was reinstated in November 2002 at $33,333 per month. In Fiscal 2000, 2001, and 2002, Morgan Schiff received expense reimbursements of $574,000, $426,000 and $498,000, respectively.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:


CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets as of September 30, 2001 and 2002

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2002

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2002

Notes to Consolidated Financial Statements.

     (2)  The following Financial Statement Schedule is included herein:

Schedule II-Valuation Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     (3)  Listing of Exhibits (included herein)

(b) Through the fourth quarter ended September 30, 2002, the Company filed no reports on Form 8-K. On October 1, 2002 and October 31, 2002, the Company filed reports on Forms 8-K relating to the extension of the maturity date and the re-syndication of its credit facility.

                          EZCORP, INC. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION ACCOUNTS
                                  (In millions)

                                                                                       ADDITIONS
                                                                    Balance at  ------------------------               Balance
                                                                    Beginning   Charged to   Charged to                at End
Description                                                         of Period    Expense     Other Accts  Deductions  of Period
-----------                                                         ----------  ----------   -----------  ----------  ---------
Allowance for valuation of inventory:
Year ended September 30, 2000                                          $8.3        $0.4         $1.2         $7.7        $2.2
                                                                       ----        ----         ----         ----        ----
Year ended September 30, 2001                                          $2.2        $0.2         $  -         $1.3        $1.1
                                                                       ----        ----         ----         ----        ----
Year ended September 30, 2002                                          $1.1        $0.6         $  -         $  -        $1.7
                                                                       ----        ----         ----         ----        ----

Allowance for uncollectible pawn service charges receivable:
Year ended September 30, 2000                                          $  -        $  -         $5.8         $0.1        $5.7
                                                                       ----        ----         ----         ----        ----
Year ended September 30, 2001                                          $5.7        $0.3         $  -         $  -        $6.0
                                                                       ----        ----         ----         ----        ----
Year ended September 30, 2002                                          $6.0        $0.7         $  -         $  -        $6.7
                                                                       ----        ----         ----         ----        ----

Allowance for losses on payroll advances:
Year ended September 30, 2000                                          $  -        $  -         $  -         $  -        $  -
                                                                       ----        ----         ----         ----        ----
Year ended September 30, 2001                                          $  -        $1.2         $  -         $1.1        $0.1
                                                                       ----        ----         ----         ----        ----
Year ended September 30, 2002                                          $0.1        $3.1         $  -         $3.1        $0.1
                                                                       ----        ----         ----         ----        ----

Allowance for valuation of deferred tax assets:
Year ended September 30, 2000                                          $  -        $3.7        $  -         $  -        $3.7
                                                                       ----        ----        ----         ----        ----
Year ended September 30, 2001                                          $3.7        $  -        $  -         $  -        $3.7
                                                                       ----        ----        ----         ----        ----
Year ended September 30, 2002                                          $3.7        $  -        $  -         $  -        $3.7
                                                                       ----        ----        ----         ----        ----

The Company does not determine its inventory valuation allowance by specific inventory items. During the year ended September 30, 2000, the $1.2 million charged to other accounts was recorded as cost of goods sold as part of the Company's restructuring.

The allowance for uncollectible pawn service charges receivable was established in Fiscal 2000 as a result of the Company's change in accounting principles in that period. The Fiscal 2000 amount charged to other accounts was included in the "Cumulative effect of change in accounting principle." An allowance for uncollectible pawn service charges was unnecessary prior to the change in accounting principle.

LISTING OF EXHIBITS

See Exhibit Index immediately following signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 20, 2002
By:  /s/ Joseph L. Rotunda
    ----------------------
(Joseph L. Rotunda)
(President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                              Date
/s/ Sterling B. Brinkley          Chairman of the Board               December 20, 2002
----------------------------
    Sterling B. Brinkley

/s/ Joseph L. Rotunda             President, Chief Executive          December 20, 2002
----------------------------      Officer & Director
    Joseph L. Rotunda             (Principal Executive Officer)

/s/ Dan N. Tonissen               Senior Vice President, Chief        December 20, 2002
----------------------------      Financial Officer & Director
    Dan N. Tonissen               (Principal Financial and
                                  Accounting Officer)

/s/ Vincent A. Lambiase           Director                            December 20, 2002
----------------------------
    Vincent A. Lambiase

/s/ Mark C. Pickup                Director                            December 20, 2002
----------------------------
    Mark C. Pickup

/s/ Gary C. Matzner               Director                            December 20, 2002
----------------------------
    Gary C. Matzner

/s/ Richard D. Sage               Director                            December 20, 2002
----------------------------
    Richard D. Sage

                                 CERTIFICATIONS

I, Joseph L. Rotunda, certify that:

1. I have reviewed this annual report on Form 10-K of EZCORP, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 20, 2002

                                             /s/ Joseph L. Rotunda
                                             ---------------------
                                             Joseph L. Rotunda
                                             President, Chief Executive Officer
                                             & Director

I, Dan N. Tonissen, certify that:

1. I have reviewed this annual report on Form 10-K of EZCORP, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 20, 2002


                                             /s/ Dan N. Tonissen
                                             -------------------
                                             Dan N. Tonissen
                                             Senior Vice President,
                                             Chief Financial Officer &
                                             Director

                                  EXHIBIT INDEX

                                                  Page Number if          Incorporated by
Number              Description                   Filed herein            Reference to
------              -----------                   --------------          ---------------
3.1          Amended and Restated Certificate                       Exhibit 3.1 to the Registration
             of Incorporation of the Company                        Statement on Form S-1
                                                                    effective August 23, 1991
                                                                    (File No. 33-41317)

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

10.4         Omitted                                                N/A

                                                  Page Number if          Incorporated by
Number              Description                   Filed herein            Reference to
------              -----------                   --------------          ---------------
10.3         $5 million Revolving Credit Note -                     Exhibit 10.3 to Registrant's
             Franklin Federal Bancorp.                              Annual Report on Form 10-K for
                                                                    the year ended September 30, 1992
                                                                    (File No. 0-19424)

10.4         Omitted                                                N/A

10.5         Security Agreement executed by                         Exhibit 10.5 to Registrant's
             EZPAWN Texas, Inc. (substantially                      Annual Report on Form 10-K for
             the same agreement also was                            the year ended September 30, 1992
             executed by EZPAWN Oklahoma, Inc.;                     (File No. 0-19424)
             EZPAWN Mississippi, Inc.; EZPAWN
             Arkansas, Inc.; EZPAWN Colorado,
             Inc.; EZPAWN Alabama, Inc.; EZPAWN
             Tennessee, Inc.; and Houston
             Financial Corporation).

10.6         Guaranty Agreement executed by                         Exhibit 10.6 to Registrant's
             EZPAWN Texas, Inc. (substantially                      Annual Report on Form 10-K for
             the same agreement also was                            the year ended September 30, 1992
             executed by EZPAWN Oklahoma, Inc.;                     (File No. 0-19424)
             EZPAWN Mississippi, Inc.; EZPAWN
             Arkansas, Inc.; EZPAWN Colorado,
             Inc.; EZPAWN Alabama, Inc.; EZPAWN
             Tennessee, Inc.; and Houston
             Financial Corporation).

10.7         Loan Agreement between the Company,                    Exhibit 10.7 to Registrant's
             as Borrower, and Franklin Federal                      Annual Report on Form 10-K for
             Bancorp, FSB, as lender, dated                         the year ended September 30,
             April 30, 1993.                                        1993
                                                                    (File No. 0-19424)

10.8         Omitted                                                N/A

10.9         Omitted                                                N/A

10.10        Letter agreement executed December                     Exhibit 10.10 to the Registration
             20, 1990 between Morgan Schiff &                       Statement on Form S-1 effective
             Co., Inc. ("Morgan Schiff") and the                    August 23, 1991
             Company.                                               (File No. 33-41317)

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
             18, 1989.

                                                  Page Number if          Incorporated by
Number              Description                   Filed herein            Reference to
------              -----------                   --------------          ---------------
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

10.21        Omitted                                                N/A

10.22        Omitted                                                N/A

10.23        Omitted                                                N/A

10.24        Omitted                                                N/A

10.25        Omitted                                                N/A

10.27        Omitted                                                N/A

10.28        Omitted                                                N/A

10.29        Omitted                                                N/A

                                                  Page Number if          Incorporated by
Number              Description                   Filed herein            Reference to
------              -----------                   --------------          ---------------
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

                                                    Page Number if          Incorporated by
Number              Description                     Filed herein            Reference to
------              -----------                     --------------          ---------------
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

10.52        Omitted                                                N/A

10.53        Omitted                                                N/A

10.54        Omitted                                                N/A

10.55        Omitted                                                N/A

10.56        Omitted                                                N/A

10.57        Omitted                                                N/A

                                                    Page Number if          Incorporated by
Number              Description                     Filed herein            Reference to
------              -----------                     --------------          ---------------
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

10.63        EZCORP, Inc. Incentive Stock Option                    Exhibit 10.63 to Registrant's
             Award Agreement, Employee Form                         Annual Report on Form 10-K
                                                                    For the year ended September
                                                                    30,1998 (File No. 0-19424)

10.64        EZCORP, Inc. Incentive Stock Option                    Exhibit 10.64 to Registrant's
             Award Agreement, Executive Form                        Annual Report on Form 10-K
                                                                    for the year ended September
                                                                    30, 1998 (File No. 0-19424)

10.71        Amended and restated Loan Agreement                    Exhibit 10.71 to Registrant's
             between the Company, as Borrower,                      Quarterly Report on Form 10-Q for
             and Franklin Federal Bancorp, FSB,                     the quarter ended March 31, 1994
             as Lender, dated March 17, 1994.                       (File No. 0-19424)

10.72        First Amendment to Amended and                         Form 10-Q for the quarter ended
             Restated Loan Agreement between the                    December 31, 1994
             Company and First Interstate Bank                      (File No. 0-19424)
             of Texas, N.A. as Agent, re:
             Revolving Credit Loan.

10.73        Second Amendment to Amended and                        Form 10-Q for the quarter ended
             Restated Loan Agreement between the                    June 30, 1995
             Company and First Interstate Bank of                   (File No. 0-19424)
             Texas, N.A. as Agent, re: Revolving
             Credit Loan.

                                                 Page Number if          Incorporated by
Number              Description                  Filed herein            Reference to
------              -----------                  --------------          ---------------
10.74        Third Amendment to Amended and                      Form 10-Q for the quarter ended
             Restated Loan Agreement between the                 June 30, 1996
             Company and Wells Fargo Bank                        (File No. 0-19424)
             (Texas), N.A. as Agent, re:
             Revolving Credit Loan.

10.75        Fourth Amendment to Amended and                     Form 10-Q for the quarter ended
             Restated Loan Agreement between the                 March 31, 1998
             Company and Wells Fargo Bank                        (File No. 0-19424)
             (Texas), N.A. as Agent, re:
             Revolving Credit Loan.

10.76        Fifth Amendment to Amended and                      Exhibit 10.76 to Registrant's
             Restated Loan Agreement between the                 Annual Report on Form 10-K for
             Company and Wells Fargo Bank                        the year ended September 30, 1998
             (Texas), N.A. as Agent, re:                         (File No, 0-19424)
             Revolving Credit Loan.


10.77        Credit Agreement between the                        Exhibit 10.77 to Registrant's Annual
             Company and Wells Fargo Bank                        Report on Form 10-K for the year
             (Texas), N.A., as Agent and Issuing                 ended September 30, 1998
             Bank, re: $110 million Revolving                    (File No. 0-19424)
             Credit Loan

10.78        First Amendment to Credit Agreement                 Exhibit 10.78 to Registrant's Annual
             Between the Company and Wells Fargo                 Report on Form 10-K for the year
             Bank (Texas), N.A., as Agent and                    Ended September 30, 1999
             Issuing Bank, re: $110 million                      (File No. 0-19424)
             Revolving Credit Loan.

10.79        Second Amendment to Credit                          Exhibit 10.79 to Registrant's
             Agreement and Waiver between the                    Quarterly Report on Form 10-Q
             Company and Wells Fargo Bank                        for the quarter ended March 31, 2000
             (Texas), N.A., as Agent and Issuing                 (File No. 0-19424)
             Bank, re: $85 million Revolving
             Credit Loan.

10.80        Limited Waiver between the Company                  Exhibit 10.80 to Registrant's
             and Wells Fargo Bank Texas, N.A.,                   Quarterly Report on Form 10-Q
             as Agent and Issuing Bank, re: $85                  for the quarter ended June 30, 2000
             million Revolving Credit Loan.                      (File No. 0-19424)

10.81        Amended and Restated Credit                         Exhibit 10.81 to Registrant's Annual
             Agreement between the Company and                   Report on Form 10-K for the year
             Wells Fargo Bank Texas, N.A., as                    ended September 30, 2000
             Agent and Issuing Bank, re: $85                     (File No. 0-19424)
             million Credit Facility.

10.82        Waivers of Selected Sections of                     Exhibit 10.82 to Registrant's
             Credit Agreement between the                        Quarterly Report on Form 10-Q for
             Company and Wells Fargo Bank, N.A.,                 the quarter ended June 30, 2001
             as Agent and Issuing Bank, re:  $85                 (File No. 0-19424)
             million Credit Facility.

10.83        First Amendment to Amended and                      Exhibit 10.83 to Registrant's
             Restated Credit Agreement between                   Quarterly Report on Form 10-Q for

                                                 Page Number if          Incorporated by
Number              Description                  Filed herein            Reference to
------              -----------                  --------------          ---------------
             the Company and Wells Fargo Bank,                   the quarter ended June 30, 2001
             N.A., as Agent and Issuing Bank,                    (File No. 0-19424)
             re: $85 million Credit Facility.

10.84        Second Amendment to Amended and                     Exhibit 10.84 to Registrant's Annual
             Restated Credit Agreement between                   Report on Form 10-K for the year
             the Company and Wells Fargo Bank,                   ended September 30, 2001
             N.A., as Agent and Issuing Bank,                    (File No. 0-19424)
             re: $85 million Credit Facility.

10.85        Third Amendment to Amended and                      Exhibit 10.85 to Registrant's Annual
             Restated Credit Agreement between                   Report on Form 10-K for the year
             the Company and Wells Fargo Bank,                   ended September 30, 2001
             N.A., as Agent and Issuing Bank,                    (File No. 0-19424)
             re: $85 million Credit Facility.

10.86        Fourth Amendment to Amended and                     Exhibit 10.86 to Registrant's Current
             Restated Credit Agreement between                   Report on Form 8-K dated
             the Company and Wells Fargo Bank,                   September 30, 2002
             N.A., as Agent and Issuing Bank,                    (File No. 0-19424)
             re: $85 million Credit Facility.

10.87        Second Amended and Restated Credit                  Exhibit 10.87 to Registrant's
             Agreement between the Company and                   Current Report on Form 8-K dated
             Wells Fargo Bank Texas, N.A., as                    October 30, 2002
             Agent and Issuing Bank, re:                         (File No. 0-19424)
             re-syndication of Credit Facility,
             with a maturity date of March 31,
             2005,

22.1         Subsidiaries of Registrant.*                        N/A

23.1         Consent of Ernst & Young LLP.*                      N/A

99.1         Certification of Chief Executive                    N/A
             Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant
             to Section 906 of the
             Sarbanes-Oxley Act of 2002. *

99.2         Certification of Chief Financial                    N/A
             Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant
             to Section 906 of the
             Sarbanes-Oxley Act of 2002. *

------------
*Filed herewith.