Form 10-Q
period 2002-12-31
EZCORP INC
filed 2003-02-11
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER 000-19424

                                   ----------

                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    74-2540145
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.

As of December 31, 2002, 10,976,642 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of December 31, 2002, December 31, 2001
                and September 30, 2002 ............................................................       1

                Condensed Consolidated Statements of Operations for the Three Months Ended
                December 31, 2002 and 2001 ........................................................       2

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                December 31, 2002 and 2001 ........................................................       3

                Notes to Interim Condensed Consolidated Financial Statements ......................       4

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations .............................................................................       9

           Item 3. Quantitative and Qualitative Disclosures about Market Risk .....................      15

           Item 4. Controls and Procedures ........................................................      16

PART II.  OTHER INFORMATION

           Item 1. Legal Proceedings ..............................................................      17

           Item 6. Exhibits and Reports on Form 8-K ...............................................      17

SIGNATURE .........................................................................................      18

CERTIFICATIONS ....................................................................................      19

EXHIBIT INDEX .....................................................................................      21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                            December 31,     December 31,        September 30,
                                                                                2002            2001                 2002
                                                                            ------------     ------------        -------------
                                                                                            (In thousands)
Assets:                                                                               (Unaudited)
      Current assets:
            Cash and cash equivalents                                          $     553        $     359            $   1,492
            Pawn loans                                                            46,714           47,254               49,248
            Payroll advances                                                       3,037            1,737                2,326
            Pawn service charges receivable, net                                   9,543            9,561                8,819
            Payroll advance service charges receivable, net                          608              360                  485
            Inventory, net                                                        33,686           32,395               32,097
            Deferred tax asset                                                     6,418            6,607                6,418
            Federal income tax receivable                                             --               --                  359
            Prepaid expenses and other assets                                      2,486            2,027                1,898
                                                                               ---------        ---------            ---------
                     Total current assets                                        103,045          100,300              103,142

      Investment in unconsolidated affiliates                                     14,823           14,097               14,406
      Property and equipment, net                                                 30,442           40,882               32,190
      Goodwill, net                                                                   --           11,529               11,148
      Notes receivable from related parties                                        1,506            1,572                1,522
      Deferred tax asset, non-current                                              1,948               --                   --
      Other assets, net                                                            3,955            3,585                3,562
                                                                               ---------        ---------            ---------
      Total assets                                                             $ 155,719        $ 171,965            $ 165,970
                                                                               =========        =========            =========
Liabilities and stockholders' equity:
      Current liabilities:
            Current maturities of long-term debt                               $      --        $  51,097            $   2,936
            Accounts payable and other accrued expenses                           10,774           11,472               11,581
            Restructuring reserve                                                     18              118                   34
            Customer layaway deposits                                              1,733              579                2,166
            Federal income taxes payable                                             862               --                   --
                                                                               ---------        ---------            ---------
                     Total current liabilities                                    13,387           63,266               16,717

      Long-term debt, less current maturities                                     39,309               --               39,309
      Deferred tax liability                                                          --            1,193                1,191
      Deferred gains and other long-term liabilities                               4,114            3,956                4,209
                                                                               ---------        ---------            ---------
                     Total long-term liabilities                                  43,423            5,149               44,709
      Commitments and contingencies                                                   --               --                   --
      Stockholders' equity:
            Preferred Stock, par value $.01 per share; Authorized
                5,000,000 shares; none issued and outstanding                         --               --                   --
            Class A Non-Voting Common Stock, par value $.01 per share;
                Authorized 40,000,000 shares; 10,985,675 issued and
                10,976,642 outstanding at December 31, 2002 and
                September 30, 2002; 10,946,874 issued and 10,937,841
                outstanding at December 31, 2001                                     110              109                  110
            Class B Voting Common Stock, convertible, par value $.01
                per share; Authorized 1,198,990 shares; 1,190,057 issued
                and outstanding                                                       12               12                   12
            Additional paid-in capital                                           114,731          114,664              114,729
            Accumulated deficit                                                  (15,275)         (10,355)              (9,523)
                                                                               ---------        ---------            ---------
                                                                                  99,578          104,430              105,328
            Treasury stock, at cost (9,033 shares)                                   (35)             (35)                 (35)
            Receivable from stockholder                                             (729)            (729)                (729)
            Accumulated other comprehensive income (loss)                             95             (116)                 (20)
                                                                               ---------        ---------            ---------
      Total stockholders' equity                                                  98,909          103,550              104,544
                                                                               ---------        ---------            ---------
      Total liabilities and stockholders' equity                               $ 155,719        $ 171,965            $ 165,970
                                                                               =========        =========            =========

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                                      Three Months Ended
                                                                                                         December 31,
                                                                                                   ------------------------
                                                                                                       2002            2001
                                                                                                   --------        --------
                                                                                           (In thousands, except per share amounts)
Revenues:
         Sales                                                                                     $ 34,198        $ 37,159
         Pawn service charges                                                                        15,634          15,213
         Payroll advance service charges                                                              3,077           1,921
         Other                                                                                          290             289
                                                                                                   --------        --------
                        Total revenues                                                               53,199          54,582

Cost of goods sold                                                                                   21,320          23,170
                                                                                                   --------        --------
                        Net revenues                                                                 31,879          31,412

Operating expenses:
         Operations                                                                                  21,444          20,599
         Administrative                                                                               4,297           4,204
         Depreciation and amortization                                                                2,267           2,598
                                                                                                   --------        --------
                        Total operating expenses                                                     28,008          27,401
                                                                                                   --------        --------
Operating income                                                                                      3,871           4,011

Interest expense, net                                                                                   657           1,742
Equity in net income of unconsolidated affiliate                                                       (302)            (64)
Loss on sale of assets                                                                                   --             155
                                                                                                   --------        --------

Income before income taxes and cumulative effect of adopting a new accounting principle               3,516           2,178
Income tax expense                                                                                    1,231             806
                                                                                                   --------        --------
Income before cumulative effect of adopting a new accounting principle                                2,285           1,372

Cumulative effect of adopting a new accounting principle, net of tax                                 (8,037)             --
                                                                                                   --------        --------
Net income (loss)                                                                                  $ (5,752)       $  1,372
                                                                                                   ========        ========

Income (loss) per common share (basic):
  Income before cumulative effect of adopting a new accounting principle                           $   0.19        $   0.11
  Cumulative effect of adopting a new accounting principle, net of tax                             $  (0.66)       $     --
                                                                                                   --------        --------
  Net income (loss)                                                                                $  (0.47)       $   0.11
                                                                                                   ========        ========
Income (loss) per common share (assuming dilution):
   Income before cumulative effect of adopting a new accounting principle                          $   0.18        $   0.11

   Cumulative effect of adopting a new accounting principle, net of tax                            $  (0.65)       $     --
                                                                                                   --------        --------
   Net income (loss)                                                                               $  (0.47)       $   0.11
                                                                                                   ========        ========
Weighted average shares outstanding:
         Basic                                                                                       12,167          12,128
         Assuming dilution                                                                           12,361          12,128

Pro forma amounts assuming the new accounting principle is applied retroactively:
  Net income                                                                                       $  2,285        $  1,538

  Net income per diluted share                                                                     $   0.18        $   0.13

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                           Three Months Ended
                                                                                                              December 31,
                                                                                                        ------------------------
                                                                                                            2002            2001
                                                                                                        --------        --------
                                                                                                             (In thousands)
Operating Activities:
         Net income (loss)                                                                              $ (5,752)       $  1,372
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Cumulative effect of adopting a new accounting principle                                      8,037              --
             Depreciation and amortization                                                                 2,267           2,598
             Net loss on sale or disposal of assets                                                           --             155
             Deferred compensation expense                                                                     2               2
             Income from investment in unconsolidated affiliate                                             (302)            (64)
             Changes in operating assets and liabilities:
                     Service charges receivable, net                                                        (847)         (1,080)
                     Inventory                                                                            (1,589)          1,836
                     Notes receivable from related parties                                                    17              17
                     Prepaid expenses, other current assets, and other assets, net                         2,061            (429)
                     Accounts payable and accrued expenses                                                  (763)          1,967
                     Restructuring reserve                                                                   (16)            (99)
                     Customer layaway deposits                                                              (433)         (1,502)
                     Deferred gains and other long-term liabilities                                          (95)            (72)
                     Deferred taxes                                                                       (3,139)            806
                     Federal income taxes                                                                  1,221              --
                                                                                                        --------        --------

                     Net cash provided by operating activities                                               669           5,507

Investing Activities:
         Pawn loans forfeited and transferred to inventory                                                20,460          19,201
         Pawn loans made                                                                                 (45,441)        (46,857)
         Pawn loans repaid                                                                                27,515          27,546
                                                                                                        --------        --------
                     Net (increase) decrease in pawn loans                                                 2,534            (110)

         Payroll advances                                                                                   (711)           (487)
         Additions to property, plant, and equipment                                                        (495)           (174)
         Proceeds from sale of assets                                                                         --           2,532
                                                                                                        --------        --------

                     Net cash provided by investing activities                                             1,328           1,761

Financing Activities:
         Net payments on bank borrowings                                                                  (2,936)         (9,095)
                                                                                                        --------        --------

                     Net cash used in financing activities                                                (2,936)         (9,095)
                                                                                                        --------        --------

Change in cash and cash equivalents                                                                         (939)         (1,827)

Cash and cash equivalents at beginning of period                                                           1,492           2,186
                                                                                                        --------        --------
Cash and cash equivalents at end of period                                                              $    553        $    359
                                                                                                        ========        ========

Non-cash Investing and Financing Activities:
                     Foreign currency translation adjustment                                            $    115        $    221
                     Deferred gain on sale-leaseback                                                    $     --        $    829

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2002

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

The Company's business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year.

The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B: ACCOUNTING PRINCIPLES AND PRACTICES

In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The Company's inventory allowance is based on the type and age of merchandise as well as recent sales trends and margins. At December 31, 2002, December 31, 2001, and September 30, 2002, the valuation allowance deducted from the carrying value of inventory was $2.2 million, $1.0 million, and $1.7 million, respectively.

Property and equipment is shown net of accumulated depreciation of $30.4 million, $40.9 million and $32.2 million at December 31, 2002, December 31, 2001, and September 30, 2002, respectively.

The Company's payroll advance bad debt expense, included in store operating expense, was $0.9 million and $1.1 million, representing 5.6% and 9.5% of loans made, in the Fiscal 2003 and 2002 Periods, respectively.

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" October 1, 2002. Effective October 1, 2002, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment at least annually. The effects of the adoption of this new accounting principle are discussed in Note H.

Certain prior year balances have been reclassified to conform to the fiscal 2003 presentation.

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                     Three Months Ended
                                                                                                        December 31,
                                                                                                  -----------------------
                                                                                                      2002           2001
                                                                                                  --------        -------
                                                                                                       (In thousands)
Numerator
           Income before cumulative effect of adopting a new accounting principle                 $  2,285        $ 1,372
           Cumulative effect of adopting a new accounting principle, net of tax                     (8,037)            --
                                                                                                  --------        -------
           Net income (loss)                                                                      $ (5,752)       $ 1,372
Denominator                                                                                       ========        =======
           Denominator for basic earnings per share:  weighted average shares                       12,167         12,128
           Effect of dilutive securities:
                      Warrants and options                                                             194             --
                                                                                                  --------        -------
           Dilutive potential common shares                                                            194             --
                                                                                                  --------        -------
           Denominator for diluted earnings per share: adjusted weighted average shares and
           assumed conversions                                                                      12,361         12,128
                                                                                                  ========        =======
           Basic earnings (loss) per share                                                        $  (0.47)       $  0.11
                                                                                                  ========        =======
           Diluted earnings (loss) per share                                                      $  (0.47)       $  0.11
                                                                                                  ========        =======

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                                    Three Months Ended
                                                                        December 31
                                                               ----------------------------
                                                                  2002              2001
                                                               ----------       -----------
Total options outstanding
              Weighted average shares subject to options        1,961,383         1,472,375
              Average exercise price per share                 $     6.32       $      7.67

Anti-dilutive options outstanding
              Weighted average shares subject to options          933,618         1,472,375
              Average exercise price per share                 $    10.77       $      7.67

NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), approximately 29% of A&B's total outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. The income reported for the Company's three-month period ended December 31, 2002 represents its percentage interest in the results of A&B's operations, using an estimate of earnings for July 2002 through September 2002. The Company plans to reconcile this amount during its quarter ending March 31, 2003 after A&B's mid-year results have been reported to the public. The Company does not expect the actual results to differ materially from this estimate.

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

NOTE F: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total shareholders' equity. Comprehensive loss for the three-month period ended December 31, 2002 was approximately $5.6 million, and comprehensive income for the three-month period ended December 31, 2001 was $1.6 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income (loss) is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)."

NOTE G: LONG-TERM DEBT

Effective October 30, 2002, the Company amended and restated its credit agreement. The amendment extends the maturity date to March 31, 2005 and provides for a $47.5 million revolving credit facility through March 3, 2003, and $40 million thereafter. Advances under the credit agreement are secured by all of the Company's assets. Availability of funds under the revolving credit facility is based on loan and inventory balances. At the Company's option, interest on the revolving credit facility will accrue at i) the Eurodollar rate plus 250 to 325 basis points, depending on leverage ratio, or ii) the agent bank's base rate ("Prime") plus 100 to 175 basis points, depending on leverage ratio. The Company pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends is prohibited and incurrence of additional debt is restricted. Effective October 30, 2002, the Company further amended its credit agreement to exclude the cumulative effect of adopting SFAS No. 142, described in Note H below, from the calculation of its consolidated net worth covenant.

The Company has a $0.7 million letter of credit with the bank group as required by an insurance policy.

NOTE H: CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" October 1, 2002. Effective October 1, 2002, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which will lower amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, which will result in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company completed impairment tests of its goodwill and pawn licenses, resulting in no impairment of pawn licenses and an $8.0 million impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. The Company's implied fair value of goodwill was $0 as a result of the Company's allocation of enterprise value to all of the Company's assets and liabilities. With the assistance of independent valuation specialists, enterprise value was estimated based on discounted cash flows and market capitalization. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change.

The following table presents the results of the Company on a comparable basis as if SFAS No. 142 had been effective for all periods presented.

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                               --------------------------
                                                                                  2002             2001
                                                                               ---------        ---------
                                                                                     (In thousands)
Net income (loss) as reported                                                  $  (5,752)       $   1,372
Goodwill and pawn license amortization, net of tax                                    --               95
Amortization of goodwill related to A&B, net of tax                                   --               71
Cumulative effect of adopting a new accounting principle, net of tax               8,037               --
                                                                               ---------        ---------
Adjusted net income                                                                2,285            1,538

Basic earnings (loss) per share:
    Net income (loss) as reported                                              $   (0.47)       $    0.11
    Goodwill and pawn license amortization, net of tax                                --             0.01
    Amortization of goodwill related to A&B, net of tax                               --             0.01
    Cumulative effect of adopting a new accounting principle, net of tax            0.66               --
                                                                               ---------        ---------
    Adjusted net income                                                        $    0.19        $    0.13

Diluted earnings (loss) per share:
    Net income (loss) as reported                                              $   (0.47)       $    0.11
    Goodwill and pawn license amortization, net of tax                                --             0.01
    Amortization of goodwill related to A&B, net of tax                               --             0.01
    Cumulative effect of adopting a new accounting principle, net of tax            0.65               --
                                                                               ---------        ---------
    Adjusted net income                                                        $    0.18        $    0.13

The following table presents the carrying amount for each major class of indefinite-lived intangible asset at the specified dates:

                                    December 31,    December 31,   September 30,
                                        2002            2001           2002
                                    ------------    ------------   -------------
                                                   (In thousands)
Goodwill                                  $   --         $11,529         $11,148
Pawn licenses                              1,549           1,638           1,549
                                          ------         -------         -------
Total                                     $1,549         $13,167         $12,697
                                          ======         =======         =======

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                  December 31, 2002                 December 31, 2001                September 30, 2002
                              Carrying     Accumulated          Carrying     Accumulated          Carrying     Accumulated
                               Amount     Amortization           Amount     Amortization           Amount     Amortization
                             ---------    ------------         ---------    ------------          --------    ------------
                                                                     (In thousands)
License application
   fees                         $  742            $538            $  737            $521            $  742            $530
Real estate finders'
   fees                            554             220               557             183               554             210
Non-compete
   agreements                      388             204               388             185               388             199
                                ------            ----            ------            ----            ------            ----
Total                           $1,684            $962            $1,682            $889            $1,684            $939
                                ======            ====            ======            ====            ======            ====

Total amortization expense from definite lived intangible assets for the three-month periods ended December 31, 2002 and 2001, and the year ended September 30, 2002 was approximately $23,000, $23,000, and $72,000, respectively. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding fiscal years as of October 1, 2002 (in thousands):

               Fiscal Year                      Amortization Expense
               -----------                      --------------------
                  2003                                           $90
                  2004                                            77
                  2005                                            68
                  2006                                            67
                  2007                                            67

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

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

First Quarter Ended December 31, 2002 vs. First Quarter Ended December 31, 2001

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended December 31, 2002 and 2001 ("Fiscal 2003 Period" and "Fiscal 2002 Period," respectively):

                                                                             Three Months Ended                % or
                                                                               December 31,(a)                 Point
                                                                             2002           2001             Change(b)
                                                                           -------        -------            ---------
                                                                           (Dollars in thousands)
Net Revenues:
               Sales                                                       $34,198        $37,159              (8.0)%
               Pawn service charges                                         15,634         15,213               2.8%
               Payroll advance service charges                               3,077          1,921              60.2%
               Other                                                           290            289               0.3%
                                                                           -------        -------
                        Total revenues                                      53,199         54,582              (2.5)%
               Cost of goods sold                                           21,320         23,170              (8.0)%
                                                                           -------        -------
                        Net revenues                                       $31,879        $31,412               1.5%
                                                                           =======        =======
Other Data:

               Gross margin                                                   37.7%          37.6%          0.1 pts.
               Average annual inventory turnover                               2.5x           2.7x            (0.2)x
               Average inventory per location at quarter end               $   120        $   114               5.3%
               Average pawn loan balance per location at quarter end       $   167        $   167                 0%
               Average yield on pawn loan portfolio                            130%           128%            2 pts.
               Redemption rate                                                  75%            76%           (1) pt.
Expenses as a Percent of Net Revenues:
               Operating                                                      67.3%          65.6%          1.7 pts.
               Administrative                                                 13.5%          13.4%          0.1 pts.
               Depreciation and amortization                                   7.1%           8.3%        (1.2) pts.
               Interest, net                                                   2.1%           5.5%        (3.4) pts.
Locations in Operation:
               Beginning of period                                             280            283
               Acquired                                                         --             --
               Established                                                      --             --
               Sold, combined or closed                                         --             --
                                                                           -------        -------
               End of period                                                   280            283
                                                                           =======        =======

Average locations in operation during the period                               280            283
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

A secondary, but related, activity of the Company is the sale of merchandise. The Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases from customers and wholesale distributors. The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin. Typically, the Company's sales margins will be between 35% and 45%.

The Company also offers unsecured payroll advances in most of its pawnshops. In a limited number of locations, the Company makes payroll advances. In most locations, the Company markets and services payroll advances made by County Bank, a federally insured Delaware bank. After origination of the loans, the Company may purchase an 85% participation in the loans made by County Bank and marketed by the Company. The average payroll advance amount is just over $300 and the terms are generally less than 30 days, averaging about 15 days. The service charge per $100 loaned is typically $18 for up to a 23-day period, but varies in certain locations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on payroll advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.

Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. In the Fiscal 2003 Period, 95.4% ($14.9 million) of recorded pawn service charge revenue was collected in cash while for the Fiscal 2002 Period, 93.6% ($14.2 million) of recorded pawn service charge revenue was collected in cash.

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

ALLOWANCE FOR LOSSES ON PAYROLL ADVANCES: Unlike pawn loans, payroll advances are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loans' principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection.

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

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss reserves or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost or market (net realizable value), the Company provides a reserve for shrinkage and excess, obsolete, or slow-moving inventory. The Company's inventory reserve is based on the type and age of merchandise as well as recent sales trends and margins. At December 31, 2002, this reserve was approximately $2.2 million, or 6.1% of the gross inventory balance compared to $1.0 million, or 3.0% at December 31, 2001. Changes in the inventory reserve are recorded as cost of goods sold. The Company's inventory reserve is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold prices or new product offerings could increase or decrease the Company's inventory reserves.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in Fiscal 2002 or 2003.

EFFECT OF ADOPTION OF NEW ACCOUNTING PRINCIPLE: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" October 1, 2002. Effective October 1, 2002, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which will lower amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in Albemarle &Bond Holdings plc ("A&B"), which will result in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company completed impairment tests of its goodwill and pawn licenses, resulting in no impairment of pawn licenses and an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance against the deferred tax asset. An expense must be included within the tax provision in the statement of operations for any increase in the valuation allowance for a given period.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets.

DISCLOSURE AND INTERNAL CONTROLS: Based on an assessment of the effectiveness of the Company's disclosure controls and procedures, accounting policies, and the underlying judgments and uncertainties affecting the application of those policies and procedures, management believes that the Company's condensed consolidated financial statements provide a meaningful and fair perspective of the Company in all material respects. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. Management identified no significant deficiencies or material weaknesses in internal controls. Other risk factors, such as those discussed elsewhere in this interim report as well as changes in business strategies, could adversely impact the consolidated financial position, results of operations, and cash flows in future periods.

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three-month period ended December 31, 2002 ("Fiscal 2003 Period") to the three-month period ended December 31, 2001 ("Fiscal 2002 Period"). The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2003 Period pawn service charge revenue increased 3%, or $0.4 million from the Fiscal 2002 Period to $15.6 million. Approximately half of the total increase was due to greater average loan balances during the quarter, with the other half due to a two percentage point improvement in loan yields to 130% in the Fiscal 2003 Period. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the level of loan forfeitures and a mix shift between loans with different yields. The Company's average balance of pawn loans outstanding during the Fiscal 2003 Period was 1% higher and ending pawn loans outstanding were 1% lower than in the Fiscal 2002 Period.

Sales decreased $3.0 million in the Fiscal 2003 Period, when compared to the Fiscal 2002 Period, to $34.2 million. The decrease was primarily due to lower same store merchandise sales ($2.1 million) and a decrease in jewelry scrapping sales ($0.8 million). Lower merchandise sales resulted primarily from a change in the Company's layaway program. During the Fiscal 2002 Period, the Company required that all layaway sales be paid in full by December 15 rather than the normal ninety-day period. This increased financial sales in the Fiscal 2002 Period as layaway sales that would have typically been paid in the second quarter were paid in full in the first quarter ended December 31, 2001. In Fiscal 2003, the December 15 deadline was used for only layaways initiated prior to November 3, reducing the acceleration of sales as was seen in the Fiscal 2002 Period. As a result, the Company anticipates that the second fiscal 2003 quarter, ending March 31, 2003, will benefit from greater layaway sale completions than was seen in the second quarter of fiscal 2002.

Below is a summary of the comparable periods' sales and margins:

                                                      Quarter Ended December 31,
                                                      --------------------------
                                                          2002         2001
                                                         -----        -----
                                                        (Dollars in millions)
Merchandise sales                                        $31.5        $33.7
Jewelry scrapping sales                                    2.7          3.5
                                                         -----        -----
Total sales                                               34.2         37.2

Gross profit on merchandise sales                        $12.9        $14.1
Gross profit (loss) on jewelry scrapping sales             0.0         (0.2)

Gross margin on merchandise sales                         41.0%        41.8%
Gross margin on jewelry scrapping sales                    1.0%        (5.7)%
Overall gross margin                                      37.7%        37.6%

The Fiscal 2003 Period overall gross margins on sales increased 0.1 of a percentage point from the Fiscal 2002 Period to 37.7% as a result of the improved margin on jewelry scrapping. Margins on merchandise sales, excluding jewelry scrapping, decreased 0.8 of a percentage point. An increase in the inventory reserve, primarily on aging general merchandise, decreased the gross margin on merchandise sales 1.9 percentage points compared to the Fiscal 2002 Period, offset by a 1.1 percentage point improvement in the gross margin on sold merchandise. Inventory shrinkage, included in cost of goods sold, was 1.1% of merchandise sales in the Fiscal 2003 Period compared to 0.9% in the Fiscal 2002 Period.

Payroll advance data are as follows:

                                                                             Quarter Ended December 31,
                                                                             --------------------------
                                                                                2002            2001
                                                                                ----            ----
                                                                               (Dollars in thousands)
Service charges revenue                                                       $ 3,077         $ 1,921
Bad debt (included in operating expense)                                         (939)         (1,059)
Other direct expenses (included in operating expense)                            (358)           (157)
Collection costs (included in administrative expense)                            (143)            (70)
                                                                              -------         -------
Contribution to operating income                                                1,637             635

Average payroll advance balance outstanding during quarter                      2,501           1,452
Payroll advance loan balance at end of quarter                                  3,037           1,737
Average loan balance per participating location at end of quarter                13.3             8.5
Participating locations at end of quarter (whole numbers)                         229             204
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                    5.6%            9.5%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payroll advance service charge revenue increased from the Fiscal 2002 Period primarily due to higher average loan balances. Despite the higher average loan balances, bad debt for the Fiscal 2003 Period was lower than the Fiscal 2002 Period due to an improvement in the net default rate. The maturing of the product and a growth in the number of locations offering the loans increased the loan balance, which includes only active loans as discussed in "Critical Accounting Policies and Estimates" above.

The Company provides for a valuation allowance on both the principal and fees receivable for payroll advances. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate as the basis for its valuation allowance, rather than reserving the annual or quarterly rate. At December 31, 2002, the valuation allowance was 4.8% of the payroll advance principal and fees receivable.

In the Fiscal 2003 Period, store operating expenses as a percent of net revenues increased 1.7 percentage points to 67.3%. The Fiscal 2003 Period operating expenses reflect a $0.5 million increase in rent from equipment and the sale-leaseback of previously owned store locations, reduced $0.3 million by lower labor related costs. Administrative expenses measured as a percentage of net revenues increased 0.1 of a percentage point from the Fiscal 2002 Period to 13.5%. The increase is due primarily to higher professional fees and payroll advance collection costs, offset somewhat by lower employment related costs

Depreciation and amortization expense, when measured as a percentage of net revenue, decreased 1.2 percentage points in the Fiscal 2003 Period to 7.1%. This improvement is primarily due to the reduction in depreciable assets through the sale-leaseback of previously owned locations and adoption of SFAS No. 142, which ceased amortization of goodwill and indefinite lived pawn licenses effective the beginning of the Fiscal 2003 Period, as discussed in Critical Accounting Policies and Estimates above.

In the Fiscal 2003 Period, interest expense decreased by $1.1 million to $0.7 million. Lower average debt balances and lower effective interest rates contributed to the decrease. At December 31, 2002, the Company's total debt was $39.3 million compared to $51.1 million at December 31, 2001.

The Fiscal 2003 Period income tax provision was $1.2 million (35% of pretax income) compared to $0.8 million (37% of pretax income) for the Fiscal 2002 Period. The decrease in effective tax rate for the Fiscal 2003 Period compared to the Fiscal 2002 Period is due to non-tax deductible items having a smaller percentage impact on larger pre-tax earnings.

On October 1, 2002, the Company adopted SFAS No. 142 regarding goodwill and other intangible assets. During the Fiscal 2003 Period, the Company completed its transitional impairment tests, resulting in a non-cash $8.0 million impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle.

Operating income for the Fiscal 2003 Period decreased $0.1 million from the Fiscal 2002 Period to $3.9 million. The $1.0 million greater contribution from payroll advances and $0.4 million increase in pawn service charges were slightly outweighed by $1.1 million lower gross profits on sales and $0.5 million increased rent from equipment and the sale-leaseback of previously owned store locations. After a $1.1 million decrease in interest expense and smaller changes in other non-operating items, income before the cumulative effect of adopting a new accounting principle improved to $2.3 million in the Fiscal 2003 Period from $1.4 million in the Fiscal 2002 Period. After the cumulative effect of adopting a new accounting principle, the Company reported a net loss of $5.8 million compared to a net income of $1.4 million in the Fiscal 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $0.7 million cash flow from operations in the Fiscal 2003 Period consisted of $4.3 million of earnings before depreciation, amortization, the cumulative effect of adopting a new accounting principle, and other non-cash items, offset by $3.6 million re-invested in net operating assets, primarily inventory growth and the reduction of accounts payable. Net cash provided by investing activities was $1.3 million for the Fiscal 2003 Period resulting from a $2.5 million reduction in pawn loans, a $0.7 million increase in payroll advance loans, and $0.5 million invested in property and equipment. During the Fiscal 2003 Period, the Company reduced its outstanding debt by $2.9 million with its cash flow from operating and investing activities and a $0.9 million lower cash balance.

The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to fund planned capital expenditures, working capital requirements, and required debt payments during the coming year. However, there can be no assurance that cash flow from operating activities and funds available under its credit facility will be adequate for these expenditures.

Effective October 30, 2002, the Company amended and restated its credit agreement. The amendment extended the maturity date to March 31, 2005 and provides for a $47.5 million revolving credit facility through March 3, 2003, and $40 million thereafter. Availability of funds under the revolving credit facility is tied to loan and inventory balances and advances are secured by the Company's assets. Interest on the revolving credit facility is the Eurodollar rate plus 250 to 325 basis points or the agent bank's base rate ("Prime") plus 100 to 175 basis points. Terms of the agreement require, among other things, that the Company meet certain financial covenants and that no dividends be paid. The Company believes that the financial covenants established in its credit facility will be achieved based upon the Company's current and anticipated performance. Effective October 30, 2002, the Company amended the credit agreement to exclude the cumulative effect of adopting SFAS No. 142 from the calculation of the consolidated net worth covenant. At December 31, 2002, the Company had $39.3 million outstanding on the revolving credit facility.

SEASONALITY

Historically, service charge revenues are highest in the Company's first fiscal quarter (October through December) due to improving loan redemption rates coupled with a higher average loan balance following the summer lending season. Sales generally are highest in the Company's first and second fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. Sales volume can be heavily influenced by the timing of decisions to scrap excess jewelry inventory, which generally occurs during low jewelry sales periods (May through October). The net effect of these factors is that net revenues and net income typically are highest in the first and second fiscal quarters. The Company's cash flow is greatest in its second fiscal quarter primarily due to a high level of loan redemptions and sales in the income tax refund season.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. Under its amended and restated credit agreement dated October 30, 2002, the Company's effective interest rate was reduced by approximately 300 basis points. If interest rates average 300 basis points less during the remaining nine months of the fiscal year ending September 30, 2003 than they did in the comparable period of 2002, the Company's interest expense during those nine months would decrease by approximately $1.0 million. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at December 31, 2002.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended September 30, 2002 (included in the Company's December 31, 2002 results on a three-month lag as described above) was approximately $115,000. On December 31, 2002, the U.K. pound closed at 1.00 to 1.6044 U.S. dollars, a strengthening from 1.5614 at September 30, 2002. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this interim report on Form 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit                                                           Incorporated by
            Number                    Description                               Reference to
            ------                    -----------                               ------------
            99.1        Certification of Chief Executive Officer

            99.2        Certification of Chief Financial Officer

      (b)   Reports on Form 8-K

            Filing            Date              Item Reported                          Information Reported
            ------            ----              -------------                          --------------------
             8-K            10/01/02            Item 5 - Other          The extension of the maturity date of the
                                                                        Company's credit facility to November 1, 2002.

             8-K            10/31/02            Item 5 - Other          The re-syndication of the Company's credit facility
                                                                        and the extension of its maturity date to March 31,
                                                                        2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           EZCORP, INC.
                                                           ------------
                                                           (Registrant)


Date: February 11, 2003                              By:/s/ DAN N. TONISSEN
                                                     ----------------------
                                                            (Signature)

                                                     Dan N. Tonissen
                                                     Senior Vice President,
                                                     Chief Financial Officer &
                                                     Director

                                 CERTIFICATIONS

I, Joseph L. Rotunda, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EZCORP, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


                                        /s/ Joseph L. Rotunda
                                        -----------------------------
                                        Joseph L. Rotunda
                                        President, Chief Executive Officer
                                        & Director

I, Dan N. Tonissen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EZCORP, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


                                        /s/ Dan N. Tonissen
                                        -----------------------------
                                        Dan N. Tonissen
                                        Senior Vice President,
                                        Chief Financial Officer &
                                        Director

                                  EXHIBIT INDEX

Exhibit
Number                      Description                        Incorporated by Reference to        Page
-------                     -----------                        ----------------------------        ----
99.1           Certification of Chief Executive Officer                                             22

99.2           Certification of Chief Financial Officer                                             23