Form 10-Q
period 2003-03-31
EZCORP INC
filed 2003-05-05
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER 000-19424
                                               ---------

                                   ----------

                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             74-2540145
-------------------------------                              -------------------
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

As of March 31, 2003, 10,997,831 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
               Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2003, March 31, 2002 and
                  September 30, 2002                                                                            1

                  Condensed Consolidated Statements of Operations for the Three Months and Six Months
                  Ended March 31, 2003 and 2002                                                                 2

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2003
                  and 2002                                                                                      3

                  Notes to Interim Condensed Consolidated Financial Statements                                  4

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                      10

               Item 3. Quantitative and Qualitative Disclosures about Market Risk                              19

               Item 4. Controls and Procedures                                                                 20


PART II   OTHER INFORMATION

               Item 1. Legal Proceedings                                                                       21

               Item 4. Submission of Matters to a Vote of Security Holder                                      21

               Item 6. Exhibits and Reports on Form 8-K                                                        21
SIGNATURE                                                                                                      22

CERTIFICATIONS                                                                                                 23

EXHIBIT INDEX                                                                                                  25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                             March 31,       March 31,       September 30,
                                                                                2003            2002              2002
                                                                             ----------      ----------      --------------
                                                                                           (In thousands)
                                                                                     (Unaudited)
Assets:
    Current assets:
        Cash and cash equivalents                                            $    3,386      $    1,224      $        1,492
        Pawn loans                                                               41,218          40,152              49,248
        Payroll advances                                                          2,253           1,096               2,326
        Pawn service charges receivable, net                                      7,966           7,951               8,819
        Payroll advance service charges receivable, net                             442             236                 485
        Inventory, net                                                           29,535          31,331              32,097
        Deferred tax asset                                                        6,418           6,105               6,418
        Federal income tax receivable                                                --              --                 359
        Prepaid expenses and other assets                                         2,456           2,044               1,898
                                                                             ----------      ----------      --------------
                        Total current assets                                     93,674          90,139             103,142

    Investment in unconsolidated affiliates                                      15,124          14,066              14,406
    Property and equipment, net                                                  28,659          37,725              32,190
    Goodwill, net                                                                    --          11,401              11,148
    Notes receivable from related parties                                         1,500           1,556               1,522
    Deferred tax asset, non-current                                               1,948              --                  --
    Other assets, net                                                             3,977           3,547               3,562
                                                                             ----------      ----------      --------------
    Total assets                                                             $  144,882      $  158,434      $      165,970
                                                                             ==========      ==========      ==============
Liabilities and stockholders' equity:
    Current liabilities:
        Current maturities of long-term debt                                 $       --      $   37,445      $        2,936
        Accounts payable and other accrued expenses                              10,027           9,279              11,581
        Restructuring reserve                                                         3              93                  34
        Customer layaway deposits                                                 1,731           2,005               2,166
        Federal income taxes payable                                                443              --                  --
                                                                             ----------      ----------      --------------
                        Total current liabilities                                12,204          48,822              16,717

    Long-term debt, less current maturities                                      28,000              --              39,309
    Deferred tax liability                                                           --           1,193               1,191
    Deferred gains and other long-term liabilities                                4,019           3,871               4,209
                                                                             ----------      ----------      --------------
                        Total long-term liabilities                              32,019           5,064              44,709
    Commitments and contingencies                                                    --              --                  --
    Stockholders' equity:
        Preferred Stock, par value $.01 per share; Authorized
            5,000,000 shares; none issued and outstanding                            --              --                  --
        Class A Non-Voting Common Stock, par value $.01 per share;
            Authorized 40,000,000 shares; 11,006,864 issued and
            10,997,831 outstanding at March 31, 2003; 10,946,874 issued and 10,937,841 outstanding at March 31, 2002; 10,985,675
            issued and 10,976,642 outstanding at September 30, 2002                 110             109                 110
        Class B Voting Common Stock, convertible, par value $.01
            per share; Authorized 1,198,990 shares; 1,190,057 issued and
            outstanding                                                              12              12                  12
        Additional paid-in capital                                              114,796         114,664             114,729
        Accumulated deficit                                                     (13,777)         (9,261)             (9,523)
                                                                             ----------      ----------      --------------
                                                                                101,141         105,524             105,328
        Treasury stock, at cost (9,033 shares)                                      (35)            (35)                (35)
        Receivable from stockholder                                                (729)           (729)               (729)
        Accumulated other comprehensive income (loss)                               282            (212)                (20)
                                                                             ----------      ----------      --------------
    Total stockholders' equity                                                  100,659         104,548             104,544
                                                                             ----------      ----------      --------------
    Total liabilities and stockholders' equity                               $  144,882      $  158,434      $      165,970
                                                                             ==========      ==========      ==============

      See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                          Three Months Ended               Six Months Ended
                                                                               March 31,                       March 31,
                                                                      --------------------------      --------------------------
                                                                         2003            2002            2003            2002
                                                                      ----------      ----------      ----------      ----------
                                                                               (In thousands, except per share amounts)
Revenues:
       Sales                                                          $   35,771      $   31,732      $   69,969      $   68,891
       Pawn service charges                                               14,323          13,919          29,957          29,132
       Payroll advance service charges                                     2,675           1,620           5,752           3,541
       Other                                                                 253             210             543             499
                                                                      ----------      ----------      ----------      ----------
                  Total revenues                                          53,022          47,481         106,221         102,063
Cost of goods sold                                                        22,672          19,820          43,992          42,990
                                                                      ----------      ----------      ----------      ----------
                  Net revenues                                            30,350          27,661          62,229          59,073
Operating expenses:
       Operations                                                         21,414          18,999          42,859          39,597
       Administrative                                                      4,393           3,667           8,690           7,871
       Depreciation and amortization                                       2,192           2,532           4,459           5,130
                                                                      ----------      ----------      ----------      ----------
                  Total operating expenses                                27,999          25,198          56,008          52,598
                                                                      ----------      ----------      ----------      ----------
Operating income                                                           2,351           2,463           6,221           6,475

Interest expense, net                                                        474             996           1,131           2,739
Equity in net income of unconsolidated affiliate                            (427)           (248)           (730)           (312)
(Gain)/loss on sale of assets                                                 --             (22)             --             133
                                                                      ----------      ----------      ----------      ----------
Income before income taxes and cumulative effect of
   adopting a new accounting principle                                     2,304           1,737           5,820           3,915
Income tax expense                                                           806             643           2,037           1,449
                                                                      ----------      ----------      ----------      ----------
Income before cumulative effect of adopting a new
   accounting principle                                                    1,498           1,094           3,783           2,466
Cumulative effect of adopting a new accounting principle,
   net of tax                                                                 --              --          (8,037)             --
                                                                      ----------      ----------      ----------      ----------
Net income (loss)                                                     $    1,498      $    1,094      $   (4,254)     $    2,466
                                                                      ==========      ==========      ==========      ==========

Income (loss) per common share (basic):
  Income before cumulative effect of adopting a new
    accounting principle                                              $     0.12      $     0.09      $     0.31      $     0.20
  Cumulative effect of adopting a new accounting
    principle, net of tax                                                     --              --           (0.66)             --
                                                                      ----------      ----------      ----------      ----------
   Net income (loss)                                                  $     0.12      $     0.09      $    (0.35)     $     0.20
                                                                      ==========      ==========      ==========      ==========
Income (loss) per common share (assuming dilution):
  Income before cumulative effect of adopting a new
    accounting principle                                              $     0.12      $     0.09      $     0.30      $     0.20
  Cumulative effect of adopting a new accounting
    principle, net of tax                                                     --              --           (0.64)             --
                                                                      ----------      ----------      ----------      ----------
  Net income (loss)                                                   $     0.12      $     0.09      $    (0.34)     $     0.20
                                                                      ==========      ==========      ==========      ==========

Weighted average shares outstanding:
       Basic                                                              12,181          12,128          12,174          12,128
       Assuming dilution                                                  12,513          12,276          12,438          12,174
Proforma amounts assuming the new accounting principle is applied retroactively:
  Net income                                                          $    1,498      $    1,260      $    3,783      $    2,799
  Net income per diluted share                                        $     0.12      $     0.10      $     0.30      $     0.23

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                     2003            2002
                                                                                  ----------      ----------
                                                                                        (In thousands)
Operating Activities:
       Net income (loss)                                                          $   (4,254)     $    2,466
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of adopting a new accounting principle                     8,037              --
          Depreciation and amortization                                                4,459           5,130
          Deferred taxes                                                              (3,139)          1,308
          Net loss on sale or disposal of assets                                          --             133
          Deferred compensation expense                                                    3               3
          Income from investment in unconsolidated affiliate                            (730)           (312)
          Changes in operating assets and liabilities:
                Service charges receivable, net                                          896             654
                Inventory                                                              2,562           2,900
                Notes receivable from related parties                                     22              33
                Prepaid expenses, other current assets, and other assets, net          1,978            (567)
                Accounts payable and accrued expenses                                 (1,375)           (109)
                Restructuring reserve                                                    (31)           (124)
                Customer layaway deposits                                               (435)            (76)
                Deferred gains and other long-term liabilities                          (190)           (157)
                Federal income taxes                                                     802              --
                                                                                  ----------      ----------
                Net cash provided by operating activities                              8,605          11,282
Investing Activities:
       Pawn loans forfeited and transferred to inventory                              36,899          36,217
       Pawn loans made                                                               (88,725)        (89,331)
       Pawn loans repaid                                                              59,856          60,106
                                                                                  ----------      ----------
                Net decrease in pawn loans                                             8,030           6,992

       Payroll advances                                                                   73             154
       Additions to property and equipment                                              (882)           (540)
       Investment in unconsolidated affiliate                                            313             183
       Proceeds from sale of assets                                                       --           3,714
                                                                                  ----------      ----------
                Net cash provided by investing activities                              7,534          10,503

Financing Activities:

       Net payments on bank borrowings                                               (14,245)        (22,747)
                                                                                  ----------      ----------
                Net cash used in financing activities                                (14,245)        (22,747)
                                                                                  ----------      ----------

Change in cash and cash equivalents                                                    1,894            (962)

Cash and cash equivalents at beginning of period                                       1,492           2,186
                                                                                  ----------      ----------
Cash and cash equivalents at end of period                                        $    3,386      $    1,224
                                                                                  ==========      ==========

Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment
                                                                                  $      302      $      125
                Deferred gain on sale-leaseback
                                                                                  $       --      $      829
                Issuance of stock to 401k plan
                                                                                  $       63      $       --

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

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

The Company's business is subject to seasonal variations, and operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year.

NOTE B: ACCOUNTING PRINCIPLES AND PRACTICES

In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The Company's inventory allowance is based on the type and age of merchandise as well as recent sales trends and margins. At March 31, 2003, March 31, 2002, and September 30, 2002, the valuation allowance deducted from the carrying value of inventory was $2.4 million, $1.0 million, and $1.7 million, respectively.

Property and equipment is shown net of accumulated depreciation of $28.7 million, $37.7 million and $32.2 million at March 31, 2003, March 31, 2002, and September 30, 2002, respectively.

The Company's payroll advance bad debt expense, included in store operating expense, was $0.5 million and $1.4 million for the three-month and six month periods ended March 31, 2003 (the "Fiscal 2003 Quarter" and the "Fiscal 2003 Period," respectively), representing 3.3% and 4.5% of loans. In the comparable 2002 periods (the "Fiscal 2002 Quarter" and the "Fiscal 2002 Period," respectively), payroll advance bad debt expense was $0.5 million and $1.5 million, representing 5.3% and 7.7%, respectively, of loans made.

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year.

The Company accounts for its stock based compensation plans in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income. See Note H, Common Stock, Warrants, and Options.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment at least annually. The effects of the adoption of this new accounting principle are discussed in Note I.

Certain prior year balances have been reclassified to conform to the fiscal 2003 presentation.

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended             Six Months Ended
                                                                        March 31                       March 31
                                                              ---------------------------   ----------------------------
                                                                  2003          2002           2003             2002
                                                              ------------   ------------   ------------    ------------
                                                                        (In thousands, except per share amounts)
Numerator
     Income before cumulative effect of adopting a new
       accounting principle                                   $      1,498   $      1,094   $      3,783    $      2,466
     Cumulative effect of adopting a new accounting
       principle, net of tax                                            --             --         (8,037)             --
                                                              ------------   ------------   ------------    ------------
     Net income (loss)                                               1,498          1,094   $     (4,254)          2,466
Denominator                                                   ============   ============   ============    ============
       Denominator for basic earnings per share:  weighted
         average shares                                             12,181         12,128         12,174          12,128
       Effect of dilutive securities:
                  Warrants and options                                 332            148            264              46
                                                              ------------   ------------   ------------    ------------
       Dilutive potential common shares                                332            148            264              46
                                                              ------------   ------------   ------------    ------------
       Denominator for diluted earnings per share: adjusted
         weighted average shares and assumed conversions            12,513         12,276         12,438          12,174
                                                              ============   ============   ============    ============
       Basic earnings (loss) per share                        $       0.12   $       0.09   $      (0.35)   $       0.20
                                                              ============   ============   ============    ============
       Diluted earnings (loss) per share                      $       0.12   $       0.09   $      (0.34)   $       0.20
                                                              ============   ============   ============    ============

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                               Three Months Ended              Six Months Ended
                                                                    March 31                        March 31
                                                          -----------------------------   -----------------------------
                                                              2003            2002            2003            2002
                                                          -------------   -------------   -------------   -------------
Total options outstanding
       Weighted average shares subject to options             2,072,291       1,460,049       2,016,227       1,466,027
       Average exercise price per share                   $        5.98   $        7.70   $        6.15   $        7.69

Anti-dilutive options outstanding
       Weighted average shares subject to options               901,545         937,098         915,615         948,953
       Average exercise price per share                   $       10.72   $       10.88   $       10.76   $       10.78

NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), approximately 29% of A&B's total outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. The income reported for the Company's Fiscal 2003 Period represents its percentage interest in the results of A&B's operations from July through December 2002.

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

NOTE F: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders' equity. Comprehensive income for the Fiscal 2003 Quarter was $1.7 million and comprehensive loss for the Fiscal 2003 Period was $4.0 million. Comprehensive income for the comparable 2002 periods was $1.0 million and $2.6 million, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income (loss) is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)."

NOTE G: LONG-TERM DEBT

The Company's $40 million credit agreement matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company's assets. At the Company's option, interest on the revolving credit facility accrues at i) the Eurodollar rate plus 250 to 325 basis points, depending on leverage ratio, or ii) the agent bank's base rate ("Prime") plus 100 to 175 basis points, depending on leverage ratio. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends is prohibited and incurrence of additional debt is restricted. Effective October 30, 2002, the Company amended its credit agreement to exclude the cumulative effect of adopting SFAS No. 142, described in Note I below, from the calculation of its consolidated net worth covenant.

The Company has a $0.7 million letter of credit as required by an insurance policy.

NOTE H: COMMON STOCK, WARRANTS, AND OPTIONS

The Company accounts for its stock based compensation plans in accordance with the intrinsic value method prescribed in APB 25. SFAS No. 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123 been adopted. The Company has calculated the fair value of options granted using the Black-Scholes option-pricing model and has determined the pro forma impact on net income. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma results are as follows:

                                                                Three Months Ended               Six Months Ended
                                                                     March 31                         March 31
                                                          ------------------------------    ------------------------------
                                                              2003             2002             2003             2002
                                                          -------------    -------------    -------------    -------------
                                                                      (In thousands, except per share amounts)
Net income (loss), as reported                            $       1,498    $       1,094    $      (4,254)   $       2,466
Add: stock based employee compensation expense
     included in reported net income (loss), net of
     related tax effects                                              0                1                1                2
Deduct:  total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                                       (138)            (124)            (267)            (253)
                                                          -------------    -------------    -------------    -------------
Pro forma net income (loss)                               $       1,360    $         971    $      (4,520)   $       2,215

Earnings (loss) per share, basic:
     As reported                                          $        0.12    $        0.09    $       (0.35)   $        0.20
     Pro forma                                            $        0.11    $        0.08    $       (0.37)   $        0.18

Earnings (loss) per share, assuming dilution:
     As reported                                          $        0.12    $        0.09    $       (0.34)   $        0.20
     Pro forma                                            $        0.11    $        0.08    $       (0.36)   $        0.18

NOTE I: CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which will lower amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, which will result in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company completed impairment tests of its goodwill and pawn licenses. The testing indicated no impairment of pawn licenses and an $8.0 million impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. The Company's implied fair value of goodwill was $0 as a result of the Company's allocation of enterprise value to all of the Company's assets and liabilities. With the assistance of independent valuation specialists, enterprise value was estimated based on discounted cash flows and market capitalization. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change.

The following table presents the results of the Company on a comparable basis as if SFAS No. 142 had been effective for all periods presented.

                                                                        Three Months Ended         Six Months Ended
                                                                            March 31,                 March 31,
                                                               -----------------------------   ------------------------------
                                                                   2003            2002            2003              2002
                                                               -------------   -------------   -------------    -------------
                                                               (In thousands)
Net income (loss) as reported                                  $       1,498   $       1,094   $      (4,254)   $       2,466
Goodwill and pawn license amortization, net of tax                        --              95              --              190
Amortization of goodwill related to A&B, net of tax                       --              71              --              143
Cumulative effect of adopting a new accounting
  principle,  net of tax                                                  --              --           8,037               --
                                                               -------------   -------------   -------------    -------------
Adjusted net income                                                    1,498          1, 260           3,783            2,799

Basic earnings (loss) per share:
    Net income (loss) as reported                              $        0.12   $       0. 09   $       (0.35)   $        0.20
    Goodwill and pawn license amortization, net of tax                    --            0.01              --             0.02
    Amortization of goodwill related to A&B, net of tax                   --            0.00              --             0.01
    Cumulative effect of adopting a new accounting
        principle, net of tax                                             --              --            0.66               --
                                                               -------------   -------------   -------------    -------------
    Adjusted net income                                        $        0.12   $        0.10   $        0.31    $        0.23

Diluted earnings (loss) per share:
    Net income (loss) as reported                              $        0.12   $        0.09   $       (0.34)   $        0.20
    Goodwill and pawn license amortization, net of tax                    --            0.01              --             0.02
    Amortization of goodwill related to A&B, net of tax                   --            0.00              --             0.01
    Cumulative effect of adopting a new accounting
        principle, net of tax                                             --              --            0.64               --
                                                               -------------   -------------   -------------    -------------
    Adjusted net income                                        $        0.12   $        0.10   $        0.30    $        0.23

The following table presents the carrying amount for each major class of indefinite-lived intangible asset at the specified dates:

                          March 31,       March 31,     September 30,
                            2003            2002            2002
                       -------------   -------------   -------------
                                      (In thousands)
Goodwill               $          --   $      11,401   $      11,148
Pawn licenses                  1,549           1,597           1,549
                       -------------   -------------   -------------
Total                  $       1,549   $      12,998   $      12,697
                       =============   =============   =============

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                       March 31, 2003               March 31, 2002              September 30, 2002
                                   Carrying    Accumulated     Carrying     Accumulated     Carrying     Accumulated
                                    Amount     Amortization     Amount      Amortization     Amount      Amortization
                                 -----------   ------------   -----------   ------------   -----------   ------------
                                                                      (In thousands)
License application
  fees                           $       742   $       546   $       742   $       515   $       742   $       530
Real estate finders'
  fees                                   554           230           554           189           554           210
Non-compete agreements                   388           209           388           189           388           199
                                 -----------   -----------   -----------   -----------   -----------   -----------
Total                            $     1,684   $       985   $     1,684   $       893   $     1,684   $       939
                                 ===========   ===========   ===========   ===========   ===========   ===========

Total amortization expense from definite lived intangible assets was approximately $23,000 and $46,000 for the three and six months ended March 31, 2003, compared to $3,000 and $26,000 for the three and six months ended March 31, 2002. The amortization expense for the year ended September 30, 2002 was approximately $72,000. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding fiscal years as of October 1, 2002 (in thousands):

                       Fiscal Year          Amortization Expense
                       -----------          --------------------
                          2003                             $  90
                          2004                                77
                          2005                                68
                          2006                                67
                          2007                                67


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

Second Quarter Ended March 31, 2003 vs. Second Quarter Ended March 31, 2002

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended March 31, 2003 and 2002:

                                                                            Three Months Ended              % or
                                                                               March 31, (a)                Point
                                                                            2003            2002           Change(b)
                                                                       -------------    -------------    -------------
                                                                           (Dollars in thousands)
Net Revenues:
           Sales                                                       $      35,771    $      31,732             12.7%
           Pawn service charges                                               14,323           13,919              2.9%
           Payroll advance service charges                                     2,675            1,620             65.1%
           Other                                                                 253              210             20.5%
                                                                       -------------    -------------
                  Total revenues                                              53,022           47,481             11.7%
           Cost of goods sold                                                 22,672           19,820             14.4%
                                                                       -------------    -------------
                  Net revenues                                         $      30,350    $      27,661              9.7%
                                                                       =============    =============
Other Data:

           Gross margin                                                         36.6%            37.5%      (0.9) pts.
           Average annual inventory turnover                                    2.8x             2.5x             0.3x
           Average inventory per location at end of period             $         105    $         112             (6.3)%
           Average pawn loan balance per location at end of            $         147    $         143              2.8%
           period
           Average yield on pawn loan portfolio                                  134%             130%          4 pts.
           Redemption rate                                                        78%              78%              --
Expenses as a Percent of Net Revenues:
           Operating                                                            70.6%            68.7%        1.9 pts.
           Administrative                                                       14.5%            13.3%        1.2 pts.
           Depreciation and amortization                                         7.2%             9.2%      (2.0) pts.
           Interest, net                                                         1.6%             3.6%      (2.0) pts.
Locations in Operation:
           Beginning of period                                                   280              283
           Sold, combined or closed                                               --                3
                                                                       -------------    -------------
           End of period                                                         280              280
                                                                       =============    =============

Average locations in operation during the period                                 280              281
                                                                       =============    =============

----------
(a)      In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Six Months Ended March 31, 2003 vs. Six Months Ended March 31, 2002

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six-month periods ended March 31, 2003 and 2002:

                                                                             Six Months Ended             % or
                                                                                March 31, (a)             Point
                                                                             2003          2002         Change (b)
                                                                         -----------    -----------    -----------
                                                                           (Dollars in thousands)
Net Revenues:
           Sales                                                         $    69,969    $    68,891            1.6%
           Pawn service charges                                               29,957         29,132            2.8%
           Payroll advance service charges                                     5,752          3,541           62.4%
           Other                                                                 543            499            8.8%
                                                                         -----------    -----------
                  Total revenues                                             106,221        102,063            4.1%
           Cost of goods sold                                                 43,992         42,990            2.3%
                                                                         -----------    -----------
                  Net revenues                                           $    62,229    $    59,073            5.3%
                                                                         ===========    ===========
Other Data:

           Gross margin                                                         37.1%          37.6%    (0.5) pts.
           Average annual inventory turnover                                    2.7x           2.6x           0.1x
           Average inventory per location at end of the period           $       105    $       112           (6.3)%
           Average pawn loan balance per location at end of              $       147    $       143            2.8%
           period
           Average yield on pawn loan portfolio                                  133%           130%        3 pts.
           Redemption rate                                                        77%            77%            --
Expenses as a Percent of Net Revenues:
           Operating                                                            68.9%          67.0%      1.9 pts.
           Administrative                                                       14.0%          13.3%      0.7 pts.
           Depreciation and amortization                                         7.2%           8.7%    (1.5) pts.
           Interest, net                                                         1.8%           4.6%    (2.8) pts.
Locations in Operation:
           Beginning of period                                                   280            283
           Sold, combined or closed                                               --              3
                                                                         -----------    -----------
           End of period                                                         280            280
                                                                         ===========    ===========
Average locations in operation during the period                                 280            282

----------
(a)      In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

GENERAL

The Company's primary activity is the making of small, non-recourse loans secured by tangible personal property. The income earned on this activity is pawn service charge revenue. While allowable service charges vary by state and by amount of the loan, a majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company's average pawn loan amount has historically averaged between $70 and $75. The allowable term of pawn loans also differs by state, but is typically 30 days with an automatic 60-day grace period.

A secondary, but related, activity of the Company is the sale of merchandise. The Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases from customers and wholesale distributors. The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value in the lending function can result in reduced marketability of the property and the realization of a lower margin. Typically, the Company's sales margins will be between 35% and 45%.

The Company also offers unsecured payroll advances in most of its pawnshops. In most locations, the Company markets and services payroll advances made by County Bank, a federally insured Delaware bank; and in a limited number of locations, the Company makes the loan. With loans made by County Bank, the Company may purchase an 85% participation in the loan. The average payroll advance amount is just over $300 and the terms are generally less than 30 days, averaging about 15 days. The service charge per $100 loaned is typically $18 for up to a 23-day period, but varies in certain locations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on payroll advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.

Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could increase or decrease the Company's estimate of uncollectible loans. In the three and six-month periods ended March 31, 2003 (the "Fiscal 2003 Quarter" and the "Fiscal 2003 Period"), the Company collected in cash 111% and 103%, respectively, of recorded pawn service charge revenue, offset by seasonal reductions in the pawn service charge receivable. For the three and six-month periods ended March 31, 2002 (the "Fiscal 2002 Quarter" and the "Fiscal 2002 Period"), 112% and 102%, respectively, of recorded pawn service charge revenue was collected in cash.

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

The Company also provides an allowance for losses on active payroll advances and related service charges receivable. This estimate is based largely on recent net default rates and expected seasonal fluctuations in default rates. The accuracy of the Company's allowance estimate is dependent upon several factors, including its ability to predict future default rates based on historical trends and expected future events. Actual loan losses could vary from those estimated due to variance in any of these factors. Changes in the principal valuation allowance are charged to bad debt expense, a component of operations expense on the Company's statement of operations. Changes in the service charge receivable valuation allowance are charged to payroll advance service charge revenue. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance. The Company believes it effectively manages these risks by using a credit scoring system, closely monitoring the performance of the portfolio, and participating in loans made by a bank using similar strategies.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss reserves or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost or market (net realizable value), the Company provides a reserve for shrinkage and excess, obsolete, or slow-moving inventory. The Company's inventory reserve is based on the type and age of merchandise as well as recent sales trends and margins. At March 31, 2003, this reserve increased to approximately $2.4 million, or 7.4% of the gross inventory balance compared to $1.0 million, or 3.0% at March 31, 2002, primarily due to an increase in aging general merchandise. Changes in the inventory reserve are recorded as cost of goods sold. The Company's inventory reserve is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold prices or new product offerings could increase or decrease the Company's inventory reserves.

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

EFFECT OF ADOPTION OF NEW ACCOUNTING PRINCIPLE: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which will lower amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in Albemarle & Bond Holdings plc ("A&B"), which will result in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company completed impairment tests of its goodwill and pawn licenses. Such testing indicated no impairment of pawn licenses and an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change.

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

STOCK-BASED COMPENSATION: The Company accounts for its stock based compensation plans in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income.

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

RESULTS OF OPERATIONS

Second Quarter Ended March 31, 2003 vs. Second Quarter Ended March 31, 2002

The following discussion compares the results of operations for the Fiscal 2003 Quarter to the Fiscal 2002 Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2003 Quarter pawn service charge revenue increased 3%, or $0.4 million from the Fiscal 2002 Quarter to $14.3 million. The improvement is due to a four percentage point increase in loan yields to 134% ($0.5 million), offset slightly by a lower average loan balance ($0.1 million). Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the level of loan forfeitures, a mix shift between loans with different yields, and changes in rates. The Company's average balance of pawn loans outstanding during the Fiscal 2003 Quarter was 0.5% lower and ending pawn loans outstanding were 2.7% higher than for the Fiscal 2002 Quarter.

Sales increased $4.0 million in the Fiscal 2003 Quarter, when compared to the Fiscal 2002 Quarter, to $35.8 million. The increase was due to a $1.8 million increase in jewelry scrapping sales and a $2.2 million increase in same store sales, primarily from higher layaway sale completions. During the quarter ended December 31, 2001, the Company required that all layaway sales be paid in full by December 15 rather than the normal ninety-day period. This increased financial sales in the first quarter of fiscal 2002 as layaway sales that would have typically been paid in the second quarter were paid in full in the first quarter of fiscal 2002 ended December 31, 2001. In fiscal 2003, the December 15 deadline was used only for layaways initiated prior to November 3, reducing the acceleration of sales as was seen in the first quarter of fiscal 2002. As a result, sales in the second fiscal 2003 quarter, ending March 31, 2003, benefited from greater layaway sale completions than was seen in the second quarter of fiscal 2002.

Below is a summary of the comparable periods' sales and margins:

                                                  Quarter Ended March 31,
                                                --------------------------
                                                   2003           2002
                                                -----------    -----------
                                                  (Dollars in thousands)
Merchandise sales                               $    31,587    $    29,397
Jewelry scrapping sales                               4,184          2,335
                                                -----------    -----------
Total sales                                          35,771         31,732

Gross profit on merchandise sales               $    12,344    $    11,816
Gross profit on jewelry scrapping sales                 755             96

Gross margin on merchandise sales                      39.1%          40.2%
Gross margin on jewelry scrapping sales                18.0%           4.1%
Overall gross margin                                   36.6%          37.5%

The Fiscal 2003 Quarter overall gross margins on sales decreased 0.9 of a percentage point from the Fiscal 2002 Quarter to 36.6%. Although jewelry scrapping margins improved in the Fiscal 2003 Quarter, they typically are lower than the margin on merchandise sales, providing downward pressure on overall margins. As a result, the increase in scrapping volume decreased overall margins in the Fiscal 2003 Quarter by 2.5 percentage points when compared to the Fiscal 2002 Quarter. Margins on merchandise sales, excluding jewelry scrapping, decreased 1.1 percentage points primarily due to an increase in the allowance for aged and obsolete inventory in the Fiscal 2003 Quarter. Inventory shrinkage, included in cost of goods sold, was 1.9% of merchandise sales in the Fiscal 2003 Quarter compared to 1.6% in the Fiscal 2002 Quarter.

Payroll advance data are as follows:

                                                                                       Quarter Ended March 31,
                                                                                   -------------------------------
                                                                                       2003               2002
                                                                                   -------------     -------------
                                                                                       (Dollars in thousands)
Service charge revenue                                                             $       2,675     $       1,620
Bad debt (included in operating expense)                                                    (489)             (455)
Other direct expenses (included in operating expense)                                       (279)             (217)
Collection and call center costs (included in administrative expense)                       (189)              (78)
                                                                                   -------------     -------------
Contribution to operating income                                                           1,718               870

Average payroll advance balance outstanding during quarter                         $       2,529     $       1,339
Payroll advance loan balance at end of quarter                                             2,253             1,096
Average loan balance per participating location at end of quarter                            9.8               5.3
Participating locations at end of quarter (whole numbers)                                    229               205
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                               3.6%              5.1%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payroll advance service charge revenue increased from the Fiscal 2002 Quarter primarily due to higher average loan balances. Despite the 89% higher average loan balances, bad debt for the Fiscal 2003 Quarter was only 7% above the Fiscal 2002 Quarter due to an improvement in net defaults. The maturing of the product and a growth in the number of locations offering the loans increased the loan balance, which includes only active loans as discussed in "Critical Accounting Policies and Estimates" above.

The Company provides for a valuation allowance on both the principal and fees receivable for payroll advances. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate as the basis for its valuation allowance, rather than reserving the annual or quarterly rate. At March 31, 2003, the valuation allowance was 5.2% of payroll advance receivables.

In the Fiscal 2003 Quarter, store operating expenses as a percent of net revenues increased 1.9 percentage points to 70.6%. The Fiscal 2003 Quarter operating expenses reflect a $0.5 million increase in rent from equipment and the sale-leaseback of previously owned store locations, a $0.5 million increase in robbery losses, and a $1.0 million increase in labor related costs. Increased labor costs are primarily from higher health benefits, merit increases, and higher incentive pay as a result of the Company's earnings improvement. Administrative expenses measured as a percentage of net revenues increased 1.2 percentage points from the Fiscal 2002 Quarter to 14.5%. The increase is due primarily to higher labor related costs and payroll advance collection costs.

Depreciation and amortization expense, when measured as a percentage of net revenue, decreased 2.0 percentage points in the Fiscal 2003 Quarter to 7.2%. This improvement is primarily due to the reduction in depreciable assets through the sale-leaseback of previously owned locations and adoption of SFAS No. 142, which ceased amortization of goodwill and indefinite lived pawn licenses effective October 1, 2002, as discussed in Critical Accounting Policies and Estimates above.

In the Fiscal 2003 Quarter, interest expense decreased 52% to $0.5 million. Lower average debt balances and lower effective interest rates contributed to the decrease. At March 31, 2003, the Company's total debt was $28.0 million compared to $37.4 million at March 31, 2002.

The Fiscal 2003 Quarter income tax provision was $0.8 million (35% of pretax income) compared to $0.6 million (37% of pretax income) for the Fiscal 2002 Quarter. The decrease in effective tax rate is due to non-tax deductible items having a smaller percentage impact on larger pre-tax earnings in the Fiscal 2003 Quarter.

Operating income for the Fiscal 2003 Quarter decreased $0.1 million from the Fiscal 2002 Quarter to $2.4 million. Improvements in the gross profit on sales ($1.2 million), contribution from payroll advances ($0.8 million), and pawn service charges ($0.4 million), were offset by increases in store operating and administrative expenses. After a $0.5 million decrease in interest expense and smaller changes in other non-operating items, net income improved to $1.5 million in the Fiscal 2003 Quarter from $1.1 million in the Fiscal 2002 Quarter.

Six Months Ended March 31, 2003 vs. Six Months Ended March 31, 2002

The following discussion compares the results of operations for the Fiscal 2003 Period to the Fiscal 2002 Period. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2003 Period pawn service charge revenue increased 3%, or $0.8 million from the Fiscal 2002 Period to $30.0 million. The improvement is primarily due to a three percentage point improvement in loan yields to 133% in the Fiscal 2003 Period. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the level of loan forfeitures, a mix shift between loans with different yields, and changes in rates. The Company's average balance of pawn loans outstanding during the Fiscal 2003 Period was 0.5% higher and ending pawn loans outstanding were 2.7% higher than for the Fiscal 2002 Period.

Sales increased $1.1 million in the Fiscal 2003 Period, when compared to the Fiscal 2002 Period, to $70.0 million. The increase was due to higher jewelry scrapping sales ($1.0 million) and higher same store merchandise sales ($0.2 million), offset by lower sales from closed stores ($0.1 million).

Below is a summary of the comparable periods' sales and margins:

                                                           Six Months Ended March 31,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
                                                             (Dollars in thousands)
Merchandise sales                                         $     63,132    $     63,067
Jewelry scrapping sales                                          6,837           5,824
                                                          ------------    ------------
Total sales                                                     69,969          68,891

Gross profit on merchandise sales                         $     25,195    $     25,963
Gross profit (loss) on jewelry scrapping sales                     782             (62)

Gross margin on merchandise sales                                 39.9%           41.2%
Gross margin on jewelry scrapping sales                           11.4%           (1.1)%
Overall gross margin                                              37.1%           37.6%

The Fiscal 2003 Period overall gross margins on sales decreased 0.5 of a percentage point from the Fiscal 2002 Period to 37.1%. Although jewelry scrapping margins improved in the Fiscal 2003 Period, they typically are lower than the margin on merchandise sales, providing downward pressure on overall margins. As a result, the increase in scrapping volume decreased overall margins in the Fiscal 2003 Period by 1.0 percentage point when compared to the Fiscal 2002 Period. Margins on merchandise sales, excluding jewelry scrapping, decreased 1.3 percentage points primarily due to an increase in the allowance for aged and obsolete inventory in the Fiscal 2003 Period. Also contributing to the decrease in margins was an increase in inventory shrinkage, from 1.2% of merchandise sales in the Fiscal 2002 Period to 1.5% in the Fiscal 2003 Period.

Payroll advance data are as follows:

                                                                                    Six Months Ended March 31,
                                                                                   -----------------------------
                                                                                       2003             2002
                                                                                   ------------     ------------
                                                                                      (Dollars in thousands)
Service charge revenue                                                             $      5,752     $      3,541
Bad debt (included in operating expense)                                                 (1,428)        (1, 514)
Other direct expenses (included in operating expense)                                      (637)            (372)
Collection and call center costs (included in administrative expense)                      (333)            (149)
                                                                                   ------------     ------------
Contribution to operating income                                                          3,354            1,506

Average payroll advance balance outstanding during period                                 2,440            1,346
Payroll advance loan balance at end of period                                             2,253            1,096
Average loan balance per participating location at end of period                            9.8              5.3
Participating locations at end of period (whole numbers)                                    229              205
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                              4.7%             7.5%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payroll advance service charge revenue increased from the Fiscal 2002 Period primarily due to higher average loan balances. Despite the 81% increase in average loan balances, bad debt for the Fiscal 2003 Period was lower than the Fiscal 2002 Period due to an improvement in the net default rate. The maturing of the product and a growth in the number of locations offering the loans increased the loan balance.

In the Fiscal 2003 Period, store operating expenses increased 1.9 percentage points to 68.9% of net revenues. The Fiscal 2003 Period operating expenses reflect a $1.0 million increase in rent from equipment and the sale-leaseback of previously owned store locations, a $0.6 million increase in robbery losses, and a $0.7 million increase in labor related costs. Administrative expenses measured as a percentage of net revenues increased 0.7 of a percentage point from the Fiscal 2002 Period to 14.0%. The increase is due primarily to higher labor related costs, payroll advance collection costs, and professional fees and services.

Depreciation and amortization expense decreased 1.5 percentage points in the Fiscal 2003 Period to 7.2% of net revenue. This improvement is primarily due to the reduction in depreciable assets through the sale-leaseback of previously owned locations and adoption of SFAS No. 142, which ceased amortization of goodwill and indefinite lived pawn licenses effective October 1, 2002, as discussed in Critical Accounting Policies and Estimates above.

In the Fiscal 2003 Period, interest expense was $1.1 million, a 59% decrease from the Fiscal 2002 Period. Lower average debt balances and lower effective interest rates contributed to the decrease. At March 31, 2003, the Company's total debt was $28.0 million compared to $37.4 million at March 31, 2002.

The Fiscal 2003 Period income tax provision was $2.0 million (35% of pretax income) compared to $1.4 million (37% of pretax income) for the Fiscal 2002 Period. The decrease in effective tax rate is due to non-tax deductible items having a smaller percentage impact on larger pre-tax earnings in the Fiscal 2003 Period.

On October 1, 2002, the Company adopted SFAS No. 142 regarding goodwill and other intangible assets. During the Fiscal 2003 Period, the Company completed its transitional impairment tests, resulting in a non-cash $8.0 million impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle.

Operating income for the Fiscal 2003 Period decreased $0.3 million from the Fiscal 2002 Period to $6.2 million. Improvements in the contribution from payroll advances ($1.8 million), pawn service charges ($0.8 million) and the gross profit on sales ($0.1 million), were offset by increases in store operating and administrative expenses. After a $1.6 million decrease in interest expense and smaller changes in other non-operating items, income before the cumulative effect of adopting a new accounting principle improved to $3.8 million in the Fiscal 2003 Period from $2.5 million in the Fiscal 2002 Period. After the $8.0 million cumulative effect of adopting a new accounting principle, the Company reported a net loss of $4.3 million compared to a net income of $2.5 million in the Fiscal 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's $8.6 million cash flow from operations in the Fiscal 2003 Period consisted of $4.4 million of earnings before depreciation, amortization, the cumulative effect of adopting a new accounting principle, and other non-cash items, coupled with a $4.2 million return of investment in net operating assets, primarily inventory. Net cash provided by investing activities was $7.5 million for the Fiscal 2003 Period resulting primarily from an $8.0 million reduction in pawn loans, and $0.9 million invested in property and equipment. During the Fiscal 2003 Period, the Company used its cash flow from operating and investing activities to reduce its outstanding debt by $14.2 million while increasing its cash on hand by $1.9 million.

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

The Company's $40 million credit agreement matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company's assets. Interest on the revolving credit facility is the Eurodollar rate plus 250 to 325 basis points or the agent bank's base rate ("Prime") plus 100 to 175 basis points. Terms of the agreement require, among other things, that the Company meet certain financial covenants and that no dividends be paid. The Company believes that the financial covenants established in its credit facility will be achieved based upon the Company's current and anticipated performance. Effective October 30, 2002, the Company amended the credit agreement to exclude the cumulative effect of adopting SFAS No. 142 from the calculation of the consolidated net worth covenant. At March 31, 2003, the Company had $28.0 million outstanding on the revolving credit facility.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. Under its amended and restated credit agreement dated October 30, 2002, the Company's effective interest rate was reduced by approximately 300 basis points. If interest rates average 300 basis points less during the remaining six months of the fiscal year ending September 30, 2003 than they did in the comparable period of 2002, the Company's interest expense during those six months would decrease by approximately $0.4 million. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at March 31, 2003.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended December 31, 2002 (included in the Company's March 31, 2003 results on a three-month lag as described above) was approximately $187,000. On March 31, 2003, the U.K. pound closed at 1.00 to 1.5749 U.S.
dollars, a weakening from 1.6044 at December 31, 2002. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yields on loan portfolios, pawn redemption rates, payroll advance default and collection rates, labor and employment matters, competition, operating risk, acquisition, and expansion risk, liquidity, and capital requirements and the effect of government and environmental regulations, and
(ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and regulatory actions arising from its normal business operations. Currently, the Company is a defendant in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be ascertained, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. However, there can be no assurance as to the ultimate outcome of these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent of the holder of a majority of the Company's Class B voting common stock dated February 4, 2003, the Company's existing directors were unanimously re-elected. Ernst & Young LLP was re-appointed as the Company's independent auditors for the fiscal year ending September 30, 2003 as part of the same written consent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit                                                    Incorporated by
           Number                       Description                     Reference to
           ------                       -----------                   ---------------
           99.1          Certification of Chief Executive Officer

           99.2          Certification of Chief Financial Officer


      (b)  Reports on Form 8-K
           Filing     Date        Item Reported          Information Reported
           ------     ----        -------------          --------------------
            8-K     04/22/02         Item 12 -
                                     Results of          Quarterly earnings announcement and related press
                                   Operations and        release.
                                     Financial
                                     Condition

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EZCORP, INC.
                                                (Registrant)


Date: May 5, 2003                               By: /s/ DAN N. TONISSEN
                                                -----------------------
                                                      (Signature)

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


Date: May 5, 2003

                                            /s/ Joseph L. Rotunda
                                            Joseph L. Rotunda
                                            President, Chief Executive Officer
                                            & Director

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



Date: May 5, 2003


                                            /s/ Dan N. Tonissen
                                            Dan N. Tonissen
                                            Senior Vice President,
                                            Chief Financial Officer &
                                            Director

                                  EXHIBIT INDEX


               Exhibit                                                    Incorporated by
               Number                      Description                     Reference to          Page
               ------                      -----------                    ----------------       ----
               99.1          Certification of Chief Executive Officer                             26

               99.2          Certification of Chief Financial Officer                             27