Form 10-Q
period 2003-06-30
EZCORP INC
filed 2003-08-05
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (MARK ONE)
      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.

As of June 30, 2003, 10,997,831 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

--------------------------------------------------------------------------------

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of June 30, 2003,
            June 30, 2002 and September 30, 2002.............................         1

            Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months Ended June 30, 2003 and 2002........         2

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended June 30, 2003 and 2002.........................         3

            Notes to Interim Condensed Consolidated Financial Statements.....         4

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................        10

         Item 3. Quantitative and Qualitative Disclosures about
         Market Risk.........................................................        19

         Item 4. Controls and Procedures.....................................        20

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................        21

         Item 4.  Submission of Matters to a Vote of Security Holder.........        21

         Item 6.  Exhibits and Reports on Form 8-K ..........................        21

SIGNATURE....................................................................        22

EXHIBIT INDEX................................................................        23

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                              June 30,         June 30,        September 30,
                                                                               2003              2002              2002
                                                                           -------------     -------------     -------------
                                                                                             (In thousands)
Assets:                                                                               (Unaudited)
    Current assets:
        Cash and cash equivalents                                          $         248     $       1,418     $       1,492
        Pawn loans                                                                48,149            47,648            49,248
        Payroll advances                                                           3,116             1,784             2,326
        Pawn service charges receivable, net                                       8,806             8,253             8,819
        Payroll advance service charges receivable, net                              611               382               485
        Inventory, net                                                            28,853            32,634            32,097
        Deferred tax asset                                                         6,418             6,434             6,418
        Federal income tax receivable                                                683                --               359
        Prepaid expenses and other assets                                          2,209             2,359             1,898
                                                                           -------------     -------------     -------------
                        Total current assets                                      99,093           100,912           103,142

    Investment in unconsolidated affiliates                                       15,113            13,932            14,406
    Property and equipment, net                                                   27,141            34,214            32,190
    Goodwill, net                                                                     --            11,274            11,148
    Notes receivable from related parties                                          1,500             1,539             1,522
    Deferred tax asset, non-current                                                1,948                --                --
    Other assets, net                                                              3,848             3,439             3,562
                                                                           -------------     -------------     -------------
    Total assets                                                           $     148,643     $     165,310     $     165,970
                                                                           =============     =============     =============
Liabilities and stockholders' equity:
    Current liabilities:
        Current maturities of long-term debt                               $          --     $      43,445     $       2,936
        Accounts payable and other accrued expenses                                9,186            10,666            11,615
        Customer layaway deposits                                                  1,471             1,811             2,166
                                                                           -------------     -------------     -------------
                        Total current liabilities                                 10,657            55,922            16,717

    Long-term debt, less current maturities                                       33,000                --            39,309
    Deferred tax liability                                                            --             1,193             1,191
    Deferred gains and other long-term liabilities                                 4,408             4,200             4,209
                                                                           -------------     -------------     -------------
                        Total long-term liabilities                               37,408             5,393            44,709
    Commitments and contingencies                                                     --                --                --
    Stockholders' equity:
        Preferred Stock, par value $.01 per share; Authorized
            5,000,000 shares; none issued and outstanding                             --                --                --
        Class A Non-Voting Common Stock, par value $.01 per share;
            Authorized 40,000,000 shares; 11,006,864 issued and
            10,997,831 outstanding at June 30, 2003; 10,985,675
            issued and 10,976,642 outstanding at June 30, 2002 and
            September 30, 2002                                                       110               110               110
        Class B Voting Common Stock, convertible, par value $.01 per share; Authorized 1,198,990 shares; 1,190,057
            issued and outstanding                                                    12                12                12
        Additional paid-in capital                                               114,796           114,723           114,729
        Accumulated deficit                                                      (13,724)           (9,774)           (9,523)
                                                                           -------------     -------------     -------------
                                                                                 101,194           105,071           105,328
        Treasury stock, at cost (9,033 shares)                                       (35)              (35)              (35)
        Receivable from stockholder                                                 (729)             (729)             (729)
        Accumulated other comprehensive income (loss)                                148              (312)              (20)
                                                                           -------------     -------------     -------------
    Total stockholders' equity                                                   100,578           103,995           104,544
                                                                           -------------     -------------     -------------
    Total liabilities and stockholders' equity                             $     148,643     $     165,310     $     165,970
                                                                           =============     =============     =============

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                           June 30,                            June 30,
                                                                 ---------------------------         ---------------------------
                                                                    2003              2002              2003              2002
                                                                 ---------         ---------         ---------         ---------
                                                                              (In thousands, except per share amounts)
Revenues:
       Sales                                                     $  30,012         $  28,175         $  99,980         $  97,066
       Pawn service charges                                         13,619            12,795            43,576            41,927
       Payroll advance service charges                               3,047             1,959             8,798             5,500
       Other                                                           225               211               770               709
                                                                 ---------         ---------         ---------         ---------
            Total revenues                                          46,903            43,140           153,124           145,202
Cost of goods sold                                                  19,714            17,601            63,708            60,591
                                                                 ---------         ---------         ---------         ---------
            Net revenues                                            27,189            25,539            89,416            84,611
Operating expenses:
       Operations                                                   20,811            19,165            63,670            58,762
       Administrative                                                4,021             3,639            12,711            11,510
       Depreciation and amortization                                 2,179             2,501             6,636             7,631
                                                                 ---------         ---------         ---------         ---------
            Total operating expenses                                27,011            25,305            83,017            77,903
                                                                 ---------         ---------         ---------         ---------
Operating income                                                       178               234             6,399             6,708

Interest expense, net                                                  403               972             1,534             3,711
Equity in net income of unconsolidated affiliate                      (333)             (110)           (1,062)             (422)
Loss on sale of assets                                                  27               186                26               319
                                                                 ---------         ---------         ---------         ---------
Income (loss) before income taxes and cumulative effect of
   adopting a new accounting principle                                  81              (814)            5,901             3,100
Income tax expense (benefit)                                            28              (301)            2,065             1,147
                                                                 ---------         ---------         ---------         ---------

Income (loss) before cumulative effect of adopting a new
   accounting principle                                                 53              (513)            3,836             1,953
Cumulative effect of adopting a new accounting principle,
   net of tax                                                           --                --            (8,037)               --
                                                                 ---------         ---------         ---------         ---------
Net income (loss)                                                $      53         $    (513)        $  (4,201)        $   1,953
                                                                 =========         =========         =========         =========
Income (loss) per common share - basic:
  Income (loss) before cumulative effect of adopting a
    new accounting principle                                     $      --         $   (0.04)        $    0.31         $    0.16
  Cumulative effect of adopting a new accounting
    principle, net of tax                                               --                --             (0.65)               --
                                                                 ---------         ---------         ---------         ---------

   Net income (loss)                                             $      --         $   (0.04)        $   (0.34)        $    0.16
                                                                 =========         =========         =========         =========
Income (loss) per common share - assuming dilution:
  Income (loss) before cumulative effect of adopting a
    new accounting principle                                     $      --         $   (0.04)        $    0.31         $    0.16

  Cumulative effect of adopting a new accounting
    principle, net of tax                                               --                --             (0.65)               --
                                                                 ---------         ---------         ---------         ---------
  Net income (loss)                                              $      --         $   (0.04)        $   (0.34)        $    0.16
                                                                 =========         =========         =========         =========

Weighted average shares outstanding:
       Basic                                                        12,188            12,148            12,178            12,133
       Assuming dilution                                            12,528            12,148            12,474            12,275

Proforma amounts assuming the new accounting principle is applied retroactively:

  Net income (loss)                                              $      53         $    (347)        $   3,836         $   2,452
  Net income (loss) per diluted share                            $      --         $   (0.03)        $    0.31         $    0.20

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                        2003               2002
                                                                                     ----------         ----------
                                                                                             (In thousands)
Operating Activities:
       Net income (loss)                                                             $   (4,201)        $    1,953
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of adopting a new accounting principle                        8,037                 --
          Depreciation and amortization                                                   6,636              7,631
          Deferred taxes                                                                 (3,139)               979
          Net loss on sale or disposal of assets                                             26                319
          Deferred compensation expense                                                       3                  5
          Income from investment in unconsolidated affiliate                             (1,062)              (422)
          Changes in operating assets and liabilities:
                Service charges receivable, net                                            (113)               206
                Inventory                                                                 3,244              1,597
                Notes receivable from related parties                                        22                 48
                Prepaid expenses, other current assets, and other assets, net             2,267               (998)
                Accounts payable and accrued expenses                                    (2,219)             1,268
                Customer layaway deposits                                                  (695)              (270)
                Deferred gains and other long-term liabilities                             (274)              (247)
                Federal income taxes                                                       (324)                --
                                                                                     ----------         ----------
                Net cash provided by operating activities                                 8,208             12,069

Investing Activities:
       Pawn loans forfeited and transferred to inventory                                 53,210             52,345
       Pawn loans made                                                                 (137,755)          (138,931)
       Pawn loans repaid                                                                 85,644             86,082
                                                                                     ----------         ----------
                Net decrease (increase) in pawn loans                                     1,099               (504)

       Net increase in payroll advances                                                    (790)              (534)
       Additions to property and equipment                                               (1,946)            (1,281)
       Dividends from unconsolidated affiliate                                              523                327
       Proceeds from sale of assets                                                         907              5,902
                                                                                     ----------         ----------

                Net cash provided by (used in) investing activities                        (207)             3,910

Financing Activities:

       Net payments on bank borrowings                                                   (9,245)           (16,747)
                                                                                     ----------         ----------
                Net cash used in financing activities                                    (9,245)           (16,747)
                                                                                     ----------         ----------

Change in cash and cash equivalents                                                      (1,244)              (768)

Cash and cash equivalents at beginning of period                                          1,492              2,186
                                                                                     ----------         ----------
Cash and cash equivalents at end of period                                           $      248         $    1,418
                                                                                     ==========         ==========
Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                              $      168         $       25
                Deferred gain on sale-leaseback                                      $      506         $    1,278
                Issuance of stock to 401k plan                                       $       63         $       60

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

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

The Company's business is subject to seasonal variations, and operating results for the nine-month period ended June 30, 2003 are not necessarily indicative of the results of operations for the full fiscal year.

NOTE B:  ACCOUNTING PRINCIPLES AND PRACTICES

In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The Company's inventory allowance is based on the type and age of merchandise as well as recent sales trends and margins. At June 30, 2003, June 30, 2002, and September 30, 2002, the valuation allowance deducted from the carrying value of inventory was $2.5 million, $1.0 million, and $1.7 million, respectively.

Property and equipment is shown net of accumulated depreciation of $63.6 million, $55.1 million and $57.2 million at June 30, 2003, June 30, 2002, and September 30, 2002, respectively.

The Company's payroll advance bad debt expense, included in store operating expense, was $0.9 million and $2.3 million for the three-month and nine-month periods ended June 30, 2003 (the "Fiscal 2003 Quarter" and the "Fiscal 2003 Period," respectively), representing 5.0% and 4.7% of loans made. In the comparable 2002 periods (the "Fiscal 2002 Quarter" and the "Fiscal 2002 Period," respectively), payroll advance bad debt expense was $0.6 million and $2.2 million, representing 6.0% and 7.1%, respectively, of loans made.

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

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three Months Ended                 Nine Months Ended
                                                                                 June 30                           June 30
                                                                        -------------------------         -------------------------
                                                                          2003             2002             2003             2002
                                                                        --------         --------         --------         --------
                                                                                 (In thousands, except per share amounts)
Numerator
     Income (loss) before cumulative effect of adopting a new
       accounting principle                                             $     53         $   (513)        $  3,836         $  1,953
     Cumulative effect of adopting a new accounting
       principle, net of tax                                                  --               --           (8,037)              --
                                                                        --------         --------         --------         --------
     Net income (loss)                                                        53             (513)        $ (4,201)           1,953
Denominator                                                             ========         ========         ========         ========
       Denominator for basic earnings per share:  weighted
         average shares                                                   12,188           12,148           12,178           12,133
       Effect of dilutive securities:
                  Warrants and options                                       340               --              296              142
                                                                        --------         --------         --------         --------
       Dilutive potential common shares                                      340               --              296              142
                                                                        --------         --------         --------         --------
       Denominator for diluted earnings per share: adjusted
         weighted average shares and assumed conversions                  12,528           12,148           12,474           12,275
                                                                        ========         ========         ========         ========
       Basic earnings (loss) per share                                  $   0.00         $  (0.04)        $  (0.34)        $   0.16
                                                                        ========         ========         ========         ========
       Diluted earnings (loss) per share                                $   0.00         $  (0.04)        $  (0.34)        $   0.16
                                                                        ========         ========         ========         ========

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Options outstanding at June 30, 2002 were excluded from the computation of loss per share because the Company incurred a loss in the three-month period of that year.

                                                                Three Months Ended                      Nine Months Ended
                                                                     June 30                                 June 30
                                                        ----------------------------------      ----------------------------------
                                                             2003                 2002               2003                 2002
                                                        -------------        -------------      -------------        -------------
Total options outstanding
       Weighted average shares subject to options           1,972,915            1,456,699          2,002,651            1,462,918
       Average exercise price per share                 $        6.12        $        7.71      $        6.14        $        7.69

Anti-dilutive options outstanding
       Weighted average shares subject to options             886,516              935,508            911,643              937,792
       Average exercise price per share                 $       10.74        $       10.88      $       10.70        $       10.88

NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), approximately 29% of A&B's total outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The Company estimates A&B's results of operations for the March 31 quarter for its financial statements. The income reported for the Company's Fiscal 2003 Period represents its percentage interest in the results of A&B's operations from July 2002 through March 2003, as estimated. Below is summarized financial information for A&B's most recently reported results:

                                              Six months ended December 31,
                                              -----------------------------
                                                 2002              2001
                                              ----------        -----------
                                                  (Pound Sterling000's)
Turnover (gross revenues)                         10,666             9,424
Gross profit                                       7,075             6,079
Profit after tax (net income)                      1,578             1,287

NOTE E: CONTINGENCIES

From time to time, the Company is involved in litigation and regulatory actions arising from its normal business operations. Currently, the Company is a defendant in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be determined, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. However, there can be no assurance as to the ultimate outcome of these actions.

NOTE F: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders' equity. Comprehensive loss for the Fiscal 2003 Quarter was $0.1 million and comprehensive loss for the Fiscal 2003 Period was $4.0 million. Comprehensive income (loss) for the comparable 2002 periods was $(0.6) million and $2.0 million, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of foreign currency translation adjustments determined in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income (loss) is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)."

NOTE G: LONG-TERM DEBT

The Company's $42.5 million credit agreement (increased from $40 million on June 5, 2003) matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 250 to 325 basis points or the agent bank's base rate plus 100 to 175 basis points, depending on the leverage ratio computed at the end of each quarter. Interest cannot be less than 4.5%. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends is prohibited and additional debt is restricted. The credit agreement excludes the cumulative effect of adopting SFAS No. 142, described in Note I below, from the calculation of its consolidated net worth covenant.

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

The Company's pro forma results are as follows:

                                                                      Three Months Ended                 Nine Months Ended
                                                                           June 30                            June 30
                                                                 ---------------------------         ---------------------------
                                                                   2003              2002              2003              2002
                                                                 ---------         ---------         ---------         ---------
                                                                             (In thousands, except per share amounts)
Net income (loss), as reported                                   $      53         $    (513)        $  (4,201)        $   1,953
Add: stock based employee compensation expense
     included in reported net income (loss), net of
     related tax effects                                                --                 1                 2                 3
Deduct:  total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                                          (135)             (127)             (402)             (381)
                                                                 ---------         ---------         ---------         ---------
Pro forma net income (loss)                                      $     (82)        $    (639)        $  (4,601)        $   1,575

Earnings (loss) per share - basic:
     As reported                                                 $      --         $   (0.04)        $   (0.34)        $    0.16
     Pro forma                                                   $   (0.01)        $   (0.05)        $   (0.38)        $    0.13

Earnings (loss) per share - assuming dilution:
     As reported                                                 $      --         $   (0.04)        $   (0.34)        $    0.16
     Pro forma                                                   $   (0.01)        $   (0.05)        $   (0.37)        $    0.13

NOTE I: CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, which resulted in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company completed impairment tests of its goodwill and pawn licenses. The testing indicated no impairment of pawn licenses and an $8.0 million impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. The Company's implied fair value of goodwill was $0 as a result of the Company's allocation of enterprise value to all of the Company's assets and liabilities. With the assistance of independent valuation specialists, enterprise value was estimated based on discounted cash flows and market capitalization. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change.

The following table presents the results of the Company on a comparable basis as if SFAS No. 142 had been effective for all periods presented.

                                                                           Three Months Ended         Nine Months Ended
                                                                                June 30,                  June 30,
                                                                         ----------------------    ----------------------
                                                                            2003        2002          2003        2002
                                                                         ----------  ----------    ----------  ----------
                                                                       (In thousands)
Net income (loss) as reported                                            $       53  $     (513)   $   (4,201) $    1,953
Goodwill and pawn license amortization, net of tax                               --          95            --         285
Amortization of goodwill related to A&B, net of tax                              --          71            --         214
Cumulative effect of adopting a new accounting  principle,
  net of tax                                                                     --          --         8,037          --
                                                                         ----------  ----------    ----------  ----------
Adjusted net income (loss)                                                       53        (347)        3,836       2,452

Basic earnings (loss) per share:
    Net income (loss) as reported                                        $       --  $    (0.04)   $    (0.34) $     0.16
    Goodwill and pawn license amortization, net of tax                           --        0.01            --        0.02
    Amortization of goodwill related to A&B, net of tax                          --          --            --        0.02
    Cumulative effect of adopting a new accounting principle, net
      of tax                                                                     --          --          0.65          --
                                                                         ----------  ----------    ----------  ----------
    Adjusted net income (loss)                                           $       --  $    (0.03)   $     0.31  $     0.20

Diluted earnings (loss) per share:
    Net income (loss) as reported                                        $       --  $    (0.04)   $    (0.34) $     0.16
    Goodwill and pawn license amortization, net of tax                           --        0.01            --        0.02
    Amortization of goodwill related to A&B, net of tax                          --          --            --        0.02
    Cumulative effect of adopting a new accounting principle, net                                                      --
      of tax                                                                     --          --          0.65          --
                                                                         ----------  ----------    ----------  ----------
    Adjusted net income (loss)                                           $       --  $    (0.03)   $     0.31  $     0.20
                                                                         ==========  ==========    ==========  ==========

The following table presents the carrying amount for each major class of indefinite-lived intangible asset at the specified dates:

                           June 30,            June 30,           September 30,
                             2003                2002                 2002
                        -------------        -------------        -------------
                                            (In thousands)
Goodwill                $          --        $      11,274        $      11,148
Pawn licenses                   1,549                1,573                1,549
                        -------------        -------------        -------------
Total                   $       1,549        $      12,847        $      12,697
                        =============        =============        =============

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                       June 30, 2003                  June 30, 2002               September 30, 2002

                                  Carrying      Accumulated       Carrying     Accumulated      Carrying       Accumulated
                                   Amount       Amortization       Amount      Amortization      Amount        Amortization
                                ------------    ------------    ------------   ------------    ------------    ------------
                                                                       (In thousands)
License application
  fees                          $        742    $        554    $        742   $        523    $        742    $        530
Real estate finders'
  fees                                   554             240             554            200             554             210
Non-compete agreements
                                         388             214             388            194             388             199
                                ------------    ------------    ------------   ------------    ------------    ------------
Total                           $      1,684    $      1,008    $      1,684   $        917    $      1,684    $        939
                                ============    ============    ============   ============    ============    ============

Total amortization expense from definite lived intangible assets was approximately $23,000 and $68,000 for the three and nine months ended June 30, 2003, compared to $23,000 and $49,000 for the three and nine months ended June 30, 2002. The amortization expense for the year ended September 30, 2002 was approximately $72,000. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding fiscal years as of October 1, 2002 (in thousands):

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

Third Quarter Ended June 30, 2003 vs. Third Quarter Ended June 30, 2002

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended June 30, 2003 and 2002:

                                                                            Three Months Ended                   % or
                                                                               June 30, (a)                      Point
                                                                        2003                 2002              Change (b)
                                                                    ------------         ------------         ------------
                                                                         (Dollars in thousands)
Net Revenues:
           Sales                                                    $     30,012         $     28,175                  6.5%
           Pawn service charges                                           13,619               12,795                  6.4%
           Payroll advance service charges                                 3,047                1,959                 55.5%
           Other                                                             225                  211                  6.6%
                                                                    ------------         ------------
                  Total revenues                                          46,903               43,140                  8.7%
           Cost of goods sold                                             19,714               17,601                 12.0%
                                                                    ------------         ------------
                  Net revenues                                      $     27,189         $     25,539                  6.5%
                                                                    ============         ============
Other Data:
           Gross margin                                                     34.3%                37.5%           (3.2) pts.
           Average annual inventory turnover                                 2.7x                 2.2x                 0.5x
           Average inventory per location at end of period          $        103         $        117               (12.0)%
           Average pawn loan balance per location at end of         $        172         $        170                  1.1%
           period
           Average yield on pawn loan portfolio                              122%                 116%               6 pts.
           Redemption rate                                                    78%                  77%                1 pt.

Expenses as a Percent of Net Revenues:
           Operating                                                        76.5%                75.0%             1.5 pts.
           Administrative                                                   14.8%                14.2%             0.6 pts.
           Depreciation and amortization                                     8.0%                 9.8%           (1.8) pts.
           Interest, net                                                     1.5%                 3.8%           (2.3) pts.

Locations in Operation:
           Beginning of period                                               280                  280
           Sold, combined or closed                                           --                   --
                                                                    ------------         ------------
           End of period                                                     280                  280
                                                                    ============         ============

Average locations in operation during the period                             280                  280
                                                                    ============         ============

----------

(a)      In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Nine Months Ended June 30, 2003 vs. Nine Months Ended June 30, 2002

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine month periods ended June 30, 2003 and 2002:

                                                                               Nine Months Ended                    % or
                                                                                 June 30, (a)                       Point
                                                                          2003                 2002               Change (b)
                                                                       ------------         ------------         ------------
                                                                             (Dollars in thousands)
Net Revenues:
           Sales                                                       $     99,980         $     97,066                 3.0%
           Pawn service charges                                              43,576               41,927                 3.9%
           Payroll advance service charges                                    8,798                5,500                60.0%
           Other                                                                770                  709                 8.6%
                                                                       ------------         ------------
                  Total revenues                                            153,124              145,202                 5.5%
           Cost of goods sold                                                63,708               60,591                 5.1%
                                                                       ------------         ------------
                  Net revenues                                         $     89,416         $     84,611                 5.7%
                                                                       ============         ============
Other Data:
           Gross margin                                                        36.3%                37.6%          (1.3) pts.
           Average annual inventory turnover                                    2.7x                 2.5x                0.2x
           Average inventory per location at end of the period         $        103         $        117              (12.0)%
           Average pawn loan balance per location at end of            $        172         $        170                 1.1%
           period
           Average yield on pawn loan portfolio                                 128%                 124%              4 pts.
           Redemption rate                                                       77%                  77%                  --

Expenses as a Percent of Net Revenues:
           Operating                                                           71.2%                69.4%            1.8 pts.
           Administrative                                                      14.2%                13.6%            0.6 pts.
           Depreciation and amortization                                        7.4%                 9.0%          (1.6) pts.
           Interest, net                                                        1.7%                 4.4%          (2.7) pts.

Locations in Operation:
           Beginning of period                                                  280                  283
           Sold, combined or closed
                                                                                 --                    3
                                                                       ------------         ------------
           End of period                                                        280                  280
                                                                       ============         ============
Average locations in operation during the period                                280                  281
                                                                       ============         ============

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

A secondary, but related, activity of the Company is the sale of merchandise. The Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases from customers and wholesale distributors. The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value in the lending function can result in reduced marketability of the property and the realization of a lower margin. Typically, the Company's sales margins are between 35% and 45%.

The Company also offers unsecured payroll advances. In most locations, the Company markets and services payroll advances made by County Bank, a federally insured Delaware bank; and in a limited number of locations, the Company makes the loans. The Company may purchase an 85% participation in loans made by County Bank. The average payroll advance amount is just over $300 and the terms are generally less than 30 days, averaging about 15 days. The service charge per $100 loaned is typically $18 for up to a 23-day period, but varies in certain locations.

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

REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could increase or decrease the Company's estimate of uncollectible loans. In the three and nine month periods ended June 30, 2003 (the "Fiscal 2003 Quarter" and the "Fiscal 2003 Period"), the Company collected in cash 94% and 100%, respectively, of recorded pawn service charge revenue, offset by seasonal reductions in the pawn service charge receivable. For the three and nine month periods ended June 30, 2002 (the "Fiscal 2002 Quarter" and the "Fiscal 2002 Period"), 98% and 101%, respectively, of recorded pawn service charge revenue was collected in cash.

Payroll advances and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans. The Company accrues service charges on the percentage of loans the Company deems to be collectible. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection.

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

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss reserves or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost or market (net realizable value), the Company provides a reserve for shrinkage and excess, obsolete, or slow-moving inventory. The Company's inventory reserve is based on the type and age of merchandise as well as recent sales trends and margins. At June 30, 2003, this reserve increased to approximately $2.5 million, or 7.9% of the gross inventory balance compared to $1.0 million, or 3.0% at June 30, 2002, primarily due to an increase in aging general merchandise. Changes in the inventory reserve are recorded as cost of goods sold. The Company's inventory reserve is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold prices or new product offerings could increase or decrease the Company's inventory reserves.

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

EFFECT OF ADOPTION OF NEW ACCOUNTING PRINCIPLE: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in Albemarle & Bond Holdings plc ("A&B"), resulting in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company completed impairment tests of its goodwill and pawn licenses. Such testing indicated no impairment of pawn licenses and an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change.

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

EQUITY IN NET INCOME OF A&B: The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The Company estimates A&B's results of operations for the March 31 quarter for its financial statements. The income reported for the Company's Fiscal 2003 Period represents its percentage interest in the results of A&B's operations from July 2002 through March 2003, as estimated. Quarterly estimates of A&B's activity are based on several factors, including recent publicly announced earnings, earnings trends, and any expected changes due to general economic factors or factors specific to A&B's business. Actual results could differ materially from these estimates. If the Company increased (decreased) by 25% its estimate of A&B's earnings for the quarter ended March 31, 2003, the Company's equity in net income of unconsolidated affiliates would increase (decrease) by approximately $83,000.

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

RESULTS OF OPERATIONS

Third Quarter Ended June 30, 2003 vs. Third Quarter Ended June 30, 2002

The following discussion compares the results of operations for the Fiscal 2003 Quarter to the Fiscal 2002 Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2003 Quarter pawn service charge revenue increased 6%, or $0.8 million from the Fiscal 2002 Quarter to $13.6 million. A six percentage point increase in loan yields, to 122%, accounts for $0.6 million of the increase, while $0.2 million of the increase was due to a higher average loan balance. Variations in the annualized loan yield, as seen between these periods, generally are due to changes in the level of loan forfeitures, a mix shift between loans with different yields, and changes in rates. The Company's average balance of pawn loans outstanding during the Fiscal 2003 Quarter was 1.5% higher and ending pawn loans outstanding were 1.1% higher than for the Fiscal 2002 Quarter.

Sales increased $1.8 million in the Fiscal 2003 Quarter, when compared to the Fiscal 2002 Quarter, to $30.0 million. The increase was due to a $1.0 million increase in jewelry scrapping sales and a $0.8 million increase in same store sales.

Below is a summary of the comparable periods' sales and margins:

                                                       Quarter Ended June 30,
                                                    ---------------------------
                                                       2003              2002
                                                    ---------         ---------
                                                       (Dollars in thousands)
Merchandise sales                                   $  24,863         $  24,080
Jewelry scrapping sales                                 5,149             4,095
                                                    ---------         ---------
Total sales                                            30,012            28,175

Gross profit on merchandise sales                   $   9,421         $  10,271
Gross profit on jewelry scrapping sales                   877               303

Gross margin on merchandise sales                        37.9%             42.7%
Gross margin on jewelry scrapping sales                  17.0%              7.4%
Overall gross margin                                     34.3%             37.5%

Margins on merchandise sales, excluding jewelry scrapping, decreased 4.8 percentage points in the Fiscal 2003 Quarter due to greater discounting of primarily aged general merchandise and an increase in inventory shrinkage. Inventory shrinkage, included in cost of goods sold, was 2.8% of merchandise sales in the Fiscal 2003 Quarter compared to 1.9% in the Fiscal 2002 Quarter. Improved margins on jewelry scrapping, primarily due to higher gold prices, partially offset the decrease in merchandise sales margins, resulting in a 3.2 percentage point reduction in overall margins in the Fiscal 2003 Quarter.

Payroll advance data are as follows:

                                                                                   Quarter Ended June 30,
                                                                               ----------------------------
                                                                                  2003               2002
                                                                               ---------          ---------
                                                                                   (Dollars in thousands)
Service charge revenue                                                         $   3,047          $   1,959
Bad debt (included in operating expense)                                            (857)              (640)
Other direct expenses (included in operating expense)                               (254)              (266)
Collection and call center costs (included in administrative expense)               (149)               (88)
                                                                               ---------          ---------
Contribution to operating income                                                   1,787                965

Average payroll advance balance outstanding during quarter                     $   2,678          $   1,466
Payroll advance loan balance at end of quarter                                     3,116              1,784
Average loan balance per participating location at end of quarter                   13.6                8.2
Participating locations at end of quarter (whole numbers)                            229                217
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                       4.8%               5.8%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payroll advance service charge revenue increased from the Fiscal 2002 Quarter primarily due to higher average loan balances. Despite the 83% higher average loan balances, bad debt for the Fiscal 2003 Quarter was only 34% above the Fiscal 2002 Quarter due to an improvement in the net default rate. The maturing of the product and a growth in the number of locations offering the loans increased the loan balance, which includes only active loans as discussed in "Critical Accounting Policies and Estimates" above.

The Company provides for a valuation allowance on both the principal and fees receivable for payroll advances. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate as the basis for its valuation allowance, rather than reserving the annual or quarterly rate. At June 30, 2003, the valuation allowance was 5.2% of payroll advance receivables.

In the Fiscal 2003 Quarter, store operating expenses as a percent of net revenues increased 1.5 percentage points to 76.5%. The Fiscal 2003 Quarter operating expenses reflect a $0.7 million increase in labor related costs, a $0.2 million increase in rent, and a $0.2 million volume-related increase in bad debt from payroll advances.

Administrative expenses measured as a percentage of net revenues increased 0.6 of a percentage point from the Fiscal 2002 Quarter to 14.8%, primarily due to increased incentive compensation reflecting the Company's improved earnings performance.

Depreciation and amortization expense, when measured as a percentage of net revenue, decreased 1.8 percentage points in the Fiscal 2003 Quarter to 8.0%. This improvement is primarily due to the reduction in depreciable assets through the sale-leaseback of previously owned locations and adoption of SFAS No. 142, which ceased amortization of goodwill and some intangible assets as discussed in Critical Accounting Policies and Estimates above.

In the Fiscal 2003 Quarter, interest expense decreased 59% to $0.4 million. Lower average debt balances and lower effective interest rates contributed to the decrease. At June 30, 2003, the Company's total debt was $33.0 million compared to $43.4 million at June 30, 2002.

The Fiscal 2003 Quarter income tax provision was $28,000 (35% of pretax income) compared to a $0.3 million tax benefit (37% of pretax loss) for the Fiscal 2002 Quarter. The decrease in effective tax rate is due to non-tax deductible items having a smaller percentage impact on larger pre-tax earnings expected in the full fiscal 2003 year.

Operating income for the Fiscal 2003 Quarter decreased $0.1 million from the Fiscal 2002 Quarter to $0.2 million. Improvements in the contribution from payroll advances ($0.8 million) and pawn service charges ($0.8 million) were offset by a decrease in the gross profit on sales ($0.3 million) and increases in store operating and administrative expenses ($1.8 million). After a $0.6 million decrease in interest expense and smaller changes in other non-operating items, net income improved to $0.1 million in the Fiscal 2003 Quarter from a $0.5 million net loss in the Fiscal 2002 Quarter.

Nine Months Ended June 30, 2003 vs. Nine Months Ended June 30, 2002

The following discussion compares the results of operations for the Fiscal 2003 Period to the Fiscal 2002 Period. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2003 Period pawn service charge revenue increased 4%, or $1.6 million from the Fiscal 2002 Period to $43.6 million. The improvement is primarily due to a four percentage point improvement in loan yields to 128% in the Fiscal 2003 Period. Variations in the annualized loan yield, as seen between these periods, generally are due to changes in the level of loan forfeitures, a mix shift between loans with different yields, and changes in rates. The Company's average balance of pawn loans outstanding during the Fiscal 2003 Period was 0.7% higher and ending pawn loans outstanding were 1.1% higher than for the Fiscal 2002 Period.

Sales increased $2.9 million in the Fiscal 2003 Period, when compared to the Fiscal 2002 Period, to $100.0 million. The increase was due to higher jewelry scrapping sales ($2.1 million) and higher same store merchandise sales ($0.9 million), offset by lower sales from three stores closed during the Fiscal 2002 Period ($0.1 million).

Below is a summary of the comparable periods' sales and margins:

                                                       Nine Months Ended June 30,
                                                      ---------------------------
                                                         2003              2002
                                                      ---------         ---------
                                                         (Dollars in thousands)
Merchandise sales                                     $  87,994         $  87,147
Jewelry scrapping sales                                  11,986             9,919
                                                      ---------         ---------
Total sales                                              99,980            97,066

Gross profit on merchandise sales                     $  34,614         $  36,234
Gross profit (loss) on jewelry scrapping sales            1,658               241

Gross margin on merchandise sales                          39.3%             41.6%
Gross margin on jewelry scrapping sales                    13.8%              2.4%
Overall gross margin                                       36.3%             37.6%

Margins on merchandise sales, excluding jewelry scrapping, decreased 2.3 percentage points in the Fiscal 2003 Period, largely due to greater discounting of primarily aged general merchandise and an increase in the allowance for aged and obsolete inventory. Also contributing to the decrease in margins was an increase in inventory shrinkage, from 1.4% of merchandise sales in the Fiscal 2002 Period to 1.9% in the Fiscal 2003 Period. Improved margins on jewelry scrapping, primarily due to higher gold prices, partially offset the decrease in merchandise sales margins, resulting in a 1.3 percentage point reduction in overall margins in the Fiscal 2003 Quarter.

Payroll advance data are as follows:

                                                                                 Nine Months Ended June 30,
                                                                               ----------------------------
                                                                                 2003               2002
                                                                               ---------          ---------
                                                                                   (Dollars in thousands)
Service charge revenue                                                         $   8,798          $   5,500
Bad debt (included in operating expense)                                          (2,284)            (2,154)
Other direct expenses (included in operating expense)                               (891)              (640)
Collection and call center costs (included in administrative expense)               (482)              (237)
                                                                               ---------          ---------
Contribution to operating income                                                   5,141              2,469

Average payroll advance balance outstanding during period                          2,554              1,419
Payroll advance loan balance at end of period                                      3,116              1,784
Average loan balance per participating location at end of period                    13.6                8.2
Participating locations at end of period (whole numbers)                             229                217
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                       4.7%               6.9%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payroll advance service charge revenue increased from the Fiscal 2002 Period primarily due to higher average loan balances. Despite the 80% increase in average loan balances, bad debt for the Fiscal 2003 Period increased only 6% from the Fiscal 2002 Period due to an improvement in the net default rate. The maturing of the product and a growth in the number of locations offering the loans increased the loan balance.

In the Fiscal 2003 Period, store operating expenses increased 1.8 percentage points to 71.2% of net revenues. The Fiscal 2003 Period operating expenses reflect a $1.4 million increase in labor related costs, a $1.0 million increase in rent from equipment and the sale-leaseback of previously owned store locations, and a $0.8 million increase in robbery losses. Administrative expenses measured as a percentage of net revenues increased 0.6 of a percentage point from the Fiscal 2002 Period to 14.2%. The increase is due primarily to higher labor related costs and growth in collection and call center expenses related to payroll advances.

Depreciation and amortization expense decreased 1.6 percentage points in the Fiscal 2003 Period to 7.4% of net revenue. This improvement is primarily due to the reduction in depreciable assets through the sale-leaseback of previously owned locations and adoption of SFAS No. 142, which ceased amortization of goodwill and some intangible assets, as discussed in Critical Accounting Policies and Estimates above.

In the Fiscal 2003 Period, interest expense was $1.5 million, a 59% decrease from the Fiscal 2002 Period. Lower average debt balances and lower effective interest rates contributed to the decrease. At June 30, 2003, the Company's total debt was $33.0 million compared to $43.4 million at June 30, 2002.

The Fiscal 2003 Period income tax provision was $2.1 million (35% of pretax income) compared to $1.1 million (37% of pretax income) for the Fiscal 2002 Period. The decrease in effective tax rate is due to non-tax deductible items having a smaller percentage impact on larger pre-tax earnings in the Fiscal 2003 Period.

On October 1, 2002, the Company adopted SFAS No. 142 regarding goodwill and other intangible assets. During the Fiscal 2003 Period, the Company completed its transitional impairment tests, resulting in a non-cash $8.0 million impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle.

Operating income for the Fiscal 2003 Period decreased $0.3 million from the Fiscal 2002 Period to $6.4 million. Improvements in the contribution from payroll advances ($2.7 million), and pawn service charges ($1.6 million) were offset by a lower gross profit on sales ($0.2 million) and increases in store operating and administrative expenses ($5.5 million). After a $2.2 million decrease in interest expense and smaller changes in other non-operating items, income before the cumulative effect of adopting a new accounting principle improved to $3.8 million in the Fiscal 2003 Period from $2.0 million in the Fiscal 2002 Period. After the $8.0 million cumulative effect of adopting a new accounting principle, the Company reported a net loss of $4.2 million compared to net income of $2.0 million in the Fiscal 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

During the Fiscal 2003 Period, the Company used $8.2 million of cash flow from operating activities, $0.9 million in proceeds from sale-leasebacks, a $0.3 million reduction in investments in pawn and payroll advance loans, $0.5 million in dividends from A&B, and $1.2 million of cash on hand to fund $1.9 million of capital expenditures for property and equipment and to reduce outstanding debt by $9.2 million.

The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to fund planned capital expenditures and working capital requirements during the coming year. However, there can be no assurance that cash flow from operating activities and funds available under its credit facility will be adequate for these expenditures.

The Company's $42.5 million credit agreement (increased from $40 million on June 5, 2003) matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 250 to 325 basis points or the agent bank's base rate plus 100 to 175 basis points, depending on the leverage ratio computed at the end of each quarter. Interest cannot be less than 4.5%. Terms of the agreement require, among other things, that the Company meet certain financial covenants that the Company believes will be achieved based upon its current and anticipated performance. In addition, payment of dividends is prohibited and additional debt is restricted. At June 30, 2003, the Company had $33.0 million outstanding on the revolving credit facility.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. Under its amended and restated credit agreement dated October 30, 2002, the Company's effective interest rate was reduced by approximately 300 basis points. If interest rates average 300 basis points less during the remaining three months of the fiscal year ending September 30, 2003 than they did in the comparable period of 2002, the Company's interest expense during those three months would decrease by approximately $0.2 million. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at June 30, 2003.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the quarter ended March 31, 2003 (included in the Company's June 30, 2003 results on a three-month lag as described above) was approximately $134,000. On June 30, 2003, the U.K. pound closed at 1.00 to 1.6503 U.S. dollars, a strengthening from 1.5749 at March 31, 2003. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yields on loan portfolios, pawn redemption rates, payroll advance default and collection rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, liquidity, and capital requirements and the effect of government and environmental regulations, and
(ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and regulatory actions arising from its normal business operations. Currently, the Company is a defendant in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be determined, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. However, there can be no assurance as to the ultimate outcome of these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit                                                           Incorporated by
         Number                    Description                               Reference to
         -------  ----------------------------------------------------     ---------------
            31.1  Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            31.2  Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            32.1  Certification of Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K
         -------------------
          Filing    Date                Item Reported               Information Reported
          ------    --------   --------------------------------     --------------------
             8-K    07/22/03   Item 12 - Results of Operations      Quarterly earnings
                               and Financial Condition              announcement and
                                                                    related press release.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         EZCORP, INC.
                                                         ------------
                                                         (Registrant)

Date: August 4, 2003                              By: /s/ DAN N. TONISSEN
                                                      ----------------------
                                                          (Signature)

                                                      Dan N. Tonissen
                                                      Senior Vice President,
                                                      Chief Financial Officer &
                                                      Director

                                  EXHIBIT INDEX

Exhibit                                                Incorporated by
Number              Description                           Reference to          Page
-------   ---------------------------------------      ---------------          ----
31.1      Certification of Chief Executive                                        24
          Officer Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

31.2      Certification of Chief Financial                                        25
          Officer Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

32.1      Certification of Chief Executive                                        26
          Officer Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

32.2      Certification of Chief Financial                                        27
          Officer Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002