Form 10-K
period 2003-09-30
EZCORP INC
filed 2003-12-24
CIK 876523

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-19424

EZCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1901 Capital Parkway Austin, Texas	78746
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (512) 314-3400

Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Class A Non-voting Common Stock	The Nasdaq Stock Market
$.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $37 million, based on the closing price on the NASDAQ Stock Market on March 31, 2003.

As of November 21, 2003, 10,997,831 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2003
INDEX TO FORM 10-K

PART I

ITEM 1.  BUSINESS

EZCORP, Inc. (the “Company”) is a Delaware corporation with its principal executive offices located at 1901 Capital Parkway, Austin, Texas 78746. Its telephone number is (512) 314-3400. Interested parties may access the Company’s filings with the Securities and Exchange Commission through a link in the Investor Relations section of the Company’s website at www.ezcorp.com. Also available on the Company’s website is its Code of Conduct and Ethics. References to the Company include the subsidiaries listed in Exhibit 22.1. The Company is primarily engaged in operating pawnshops and payday loan stores which function as convenient sources of consumer credit and as value-oriented specialty retailers of primarily previously owned merchandise.

The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

General
The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans collateralized by tangible personal property, commonly known as pawn loans; by offering short-term non-collateralized loans, often referred to as payday loans; and by purchasing customers’ merchandise at its pawnshop locations. As a result of its pawn lending operations and customer purchases, the Company sells used merchandise, primarily forfeited collateral, to consumers looking for good values.

The Company makes pawn loans in its 280 pawnshops. The income earned on this activity is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company’s pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company’s average pawn loan amount has historically averaged between $70 and $75. In most states in which the Company operates, collateral is held one month with a 60-day grace period, after which the collateral is forfeited. In the twelve-month periods ended September 30, 2001, 2002, and 2003 (“Fiscal 2001”, “Fiscal 2002,” and “Fiscal 2003”), approximately 76% of the pawn loans made by the Company were redeemed in full or were renewed or extended through the payment of accrued pawn service charges.

Also in its pawnshops, the Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The realization of gross profit on sales of inventory primarily depends on the Company’s assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in either the lending or purchasing function can result in reduced marketability of the property and the realization of a lower margin. During Fiscal 2001, 2002, and 2003, the Company realized gross margins on sales of 39%, 35%, and 36%.

As of September 30, 2003, the Company offered unsecured payday loans in 225 of its pawnshops, in four EZMONEY payday loan stores which offer only payday loans (“Mono-line” stores), and in an Austin, Texas based payday loan call center. Introduced to most of the 225 pawnshops in March 2001, this product continues to mature as the customer base in these stores grows. During Fiscal 2003, the Company opened four Mono-line EZMONEY payday loan stores. Two of these EZMONEY stores adjoin existing EZPAWN store locations but have a different entrance, different signage and different décor. Even though they adjoin an EZPAWN, from the customers’ point of view the EZMONEY store is a separate business. The Company refers to these as “stores within a store”.

Payday loans are made based on a limited review of several factors, including a customer’s employment and check-writing history, and generally are made for periods of less than 30 days, averaging about 16 days. The service charge for these loans generally ranges between $15 and $30 per $100 loaned. The average payday loan amount is approximately $325. The profitability of payday loans is highly dependent on the level of initial loan defaults and subsequent collection efforts. When measured as a percentage of loans made, the Company experienced payday loan net default rates (initial loan defaults less loan defaults subsequently collected as a percentage of loans made) of 8.1%, 6.9% and 5.0% during Fiscal 2001, 2002, and 2003, respectively.

The following components comprised the Company’s net revenues (total revenues less cost of goods sold):

	Fiscal Year Ended September 30,

	2001	2002	2003

Pawn service charges	51%	51%	48%
Gross profit from merchandise sales	47%	41%	38%
Gross profit (loss) from jewelry scrapping	(1%)	—	3%
Payday loan service charges	2%	7%	10%
Fee revenue	1%	1%	1%

Net revenues	100%	100%	100%

The pawnshop industry in the United States is large and highly fragmented. The industry consists of over 10,000 pawnshops owned primarily by independent operators who typically own one to three locations. The Company, with 280 pawn locations, is the second largest operator of pawnshops in the United States; while the three largest pawnshop operators, including the Company, account for less than ten percent of the estimated pawnshops.

The payday loan industry in the United States is less fragmented than the pawnshop industry, with approximately 15,000 locations offering payday loans. These locations are generally Mono-line payday loan stores, or stores offering only payday loans, and other businesses offering payday loans in addition to other products and services, such as check cashing stores and pawnshops. The ten largest companies, of which the Company is the ninth largest, comprise approximately 40% of the total number of locations.

Lending Activities
The Company’s pawnshops primarily make pawn loans, which typically are relatively small, non-recourse loans secured by tangible personal property. As of September 30, 2003, the Company had approximately 675,000 loans outstanding, representing an aggregate principal balance of $48.0 million. A majority of the Company’s pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. For Fiscal 2003, pawn service charges accounted for approximately 28% of the Company’s total revenues and 48% of its net revenues.

Collateral for the Company’s pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods, and musical instruments. The Company does not investigate the creditworthiness of a pawn customer, but relies on the estimated resale value of the collateral, the perceived probability of the loan’s redemption, and the estimated time required to sell the item as a basis for its lending decision. The Company generally lends from 25% to 65% of the pledged property’s estimated resale value depending on an evaluation of these factors. The sources for the Company’s determination of the resale value of collateral include the Company’s computerized valuation software, catalogues, newspaper advertisements, and previous sales of similar merchandise.

The collateral is held through the term of the loan, which in most locations is one month with an automatic 60-day grace period, unless repaid, renewed, or extended earlier. The Company seeks to maintain a redemption rate (the percent of loans made that are redeemed, renewed, or extended) of between 70% and 80%, and in each of the Company’s last three fiscal periods, the redemption rate was within this range. The redemption rate is maintained through compliance with the Company’s lending guidelines. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and becomes inventory available for sale. The Company does not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. The Company provides an inventory valuation allowance based on the type and age of merchandise as well as recent sales trends and margins.

The table below shows the dollar amount of pawn loan activity by the Company for the fiscal years ended September 30, 2001, 2002 and 2003:

	Fiscal Year Ended September 30,

	2001	2002	2003

	(Dollars in millions)
Loans made	$185.1	$189.0	$185.8
Loans repaid	(113.8)	(113.7)	(113.4)
Loans forfeited	(71.1)	(73.2)	(73.7)

Net increase (decrease) in pawn loans outstanding at the end of the year	$0.2	$2.1	$(1.3)

The redemption rate of pawn loans and the gross profit realized on the sale of forfeited collateral are dependent on the appraisal of customer merchandise. Jewelry, which makes up approximately 60% of the value of collateral, can be appraised based on weight, gold content, style, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, sporting goods, and musical instruments. These can be evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence. During Fiscal 2001, 2002, and 2003, the Company realized gross margins on sales of 39%, 35%, and 36%.

At the time a pawn transaction is made, a pawn loan agreement, commonly referred to as a pawn ticket, is given to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower’s identification number from a driver’s license, military identification or other government issued identification, the date of the loan, an identification and description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the pledged goods, and the annual percentage rate.

Since a majority of the Company’s pawn stores are located in Texas, Texas pawnshop laws and regulations govern most of the Company’s operations. In Texas, pawnshop operations are regulated by the Office of the Consumer Credit Commissioner in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the “Pawnshop Act”) and Rules of Operation for Pawnshops (the “Rules”). See “Regulation.”

The maximum allowable pawn service charges in the State of Texas are set in accordance with Texas law under the Pawnshop Act and are based on the dollar amount of the loan. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the loan amounts have periodically been adjusted.

Schedule of Applicable Loan Service Charges for Texas

		Maximum
		Allowable Annual
Amount Financed per Pawn Loan		Pawn Service Charge

July 1, 2002 to	July 1, 2003 to
June 30, 2003	June 30, 2004

$1 to $150	$1 to $153	240%
$151 – $1,000	$154 – $1,020	180%
$1,001 – $1,500	$1,021 – $1,530	30%
$1,501 to $12,500	$1,531 to $12,750	12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the year ended June 30, 2003, the loan ceiling was $12,500. From July 1, 2003 to June 30, 2004, the loan ceiling is $12,750. The Company’s average loan amount at the end of Fiscal 2003 was approximately $71.

In addition to pawn loans, the Company offers unsecured payday loans in 225 of its pawnshops, in four EZMONEY payday loan stores offering only payday loans, and in one payday loan call center. In most locations and in the call center, the Company markets and services payday loans made by County Bank of Rehoboth Beach, Delaware (“County Bank”), a federally insured Delaware bank; and in a limited number of locations, the Company makes the loans. The Company may purchase an 85% participation in the loans made by County Bank. The average payday loan amount is approximately $325 and the terms are generally less than 30 days, averaging about 16 days. The service charge per $100 loaned is typically $18 for a seven to 23-day period, but varies in certain locations. The loans and related service charges reported in the Company’s consolidated financial statements reflect only the Company’s participation interest in these loans.

Unlike pawn loans, payday loans are unsecured, and their profitability is highly dependent upon the Company’s ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be subsequently collected, the Company charges defaulted loan principal to bad debt expense upon default, leaving only active loans in the reported balance. Collections of defaulted loan principal are recorded as a reduction of bad debt in the period received. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon collection. The Company provides for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. At September 30, 2003, the valuation allowance was 5.9% o f the payday loan principal and service charges receivable; the actual payday loan net default rate was 5.0% for the full Fiscal 2003 year. The Company’s payday loan balance represents the principal amount of all active (non-defaulted) loans net of this valuation allowance.

Retail Activities
The Company’s retail activities liquidate inventory acquired through pawn loan forfeitures and the purchase of customer merchandise. The realization of gross profit on sales of inventory primarily depends on the Company’s initial assessment of the property’s resale value. Improper assessment of the resale value in the lending function can result in reduced marketability of the property and the realization of a lower margin. Jewelry sales represent approximately half of the Company’s total sales with the remaining sales consisting primarily of consumer electronics, tools, sporting goods, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Year Ended September 30,

	2001	2002	2003

Forfeited pawn loan collateral	91%	89%	87%
Purchases from customers	9%	11%	13%

For Fiscal 2001, 2002, and 2003, retail activities and jewelry scrapping accounted for approximately 69%, 67%, and 65% of the Company’s total revenues, or 46%, 41%, and 41% of the Company’s net revenues, after deducting cost of goods sold.

Analysis of the sales and inventory data provided by the Company’s management information systems facilitates the design and development of promotional and merchandising programs and merchandise pricing decisions. Regional and area managers oversee these promotional and merchandising programs, review merchandise pricing decisions, and balance inventory levels within markets.

The Company does not give prospective buyers warranties on merchandise sold through its retail operations. Customers may purchase an item on layaway, whereby a customer will typically pay a minimum layaway deposit of 20% of an item’s sale price. The Company will hold the item for a 60 to 90-

day period during which the customer is required to pay for the item in full. Layaways are not recorded as sales until the layaway is paid in full. The initial deposit and subsequent payments are recorded as customer layaway deposits. As of September 30, 2003, the Company had $1.8 million in customer layaway deposits.

The Company’s overall inventory is stated at the lower of cost or market. The Company provides an inventory valuation allowance for shrinkage and cost in excess of market value. The Company estimates this valuation allowance through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. The valuation allowance, including an allowance for shrinkage, amounted to $1.1 million, $1.7 million, and $1.8 million as of September 30, 2001, 2002, and 2003. At September 30, 2003, total inventory on hand was $29.8 million, after deducting the inventory valuation allowance.

Seasonality
Historically, service charge revenues are highest in the Company’s first fiscal quarter (October through December) due to improving loan redemption rates coupled with a higher average loan balance following the summer lending season. Sales generally are highest in the Company’s first and second fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. Sales volume can be heavily influenced by the timing of decisions to scrap excess jewelry inventory, which generally occurs during low jewelry sales periods (May through October). The net effect of these factors is that net revenues and net income typically are highest in the first and second fiscal quarters. The Company’s cash flow is greatest in its second fiscal quarter primarily due to a high level of loan redemptions and sales in the income tax refund season.

Operations
A typical Company pawn store employs five to six full time equivalent employees (“FTEs”) consisting of a manager, an assistant manager, and three to four sales and lending representatives. Each store manager is responsible for ensuring that his or her store is run in accordance with the Company’s policies, procedures, and operating guidelines. Each store manager reports to one of 34 area managers who are responsible for the stores within a specific operating area. Area managers are responsible for the performance of all stores within their area and report to one of four regional directors. Area managers, store managers, and assistant managers receive incentive compensation based on their area or store’s performance in comparison to an operating budget. This incentive compensation typically ranges between 5% and 15% of their total compensation, plus a gain-sharing component for store and area managers whose stores exceed budgeted levels of earnings.

Mono-line payday loan stores employ two to three FTEs per location, consisting of a manager and one to two lending representatives. Each store manager is responsible for ensuring that his or her store is run in accordance with the Company’s policies, procedures, and operating guidelines. As the number of Mono-line stores grows, the Company anticipates building an operating organization similar to its pawn operation, although with a broader span of control and a smaller area and regional management structure.

The Company has a store level point of sale (POS) system that automates the recording of most store-level transactions. Financial summary data from all stores is processed at the corporate office each day and the preceding day’s data are available for management review via the Company’s internal network. The Company’s communications network provides two-way communication and information access between the stores and the corporate office. During 2003, the Company completed the implementation of its new POS system, which provides additional store level functionality, enhances reporting and controls, and provides software and hardware scalability.

The Company has an internal audit staff of approximately 17 employees who monitor the Company’s perpetual inventory system, lending practices, and regulatory compliance. In addition, they ensure consistent compliance with the Company’s policies and procedures.

As of September 30, 2003, the Company employed approximately 1,900 people. The Company believes that its success is dependent upon its employees’ ability to provide prompt and courteous customer service and to execute the Company’s operating procedures and standards. The Company seeks to hire people who will become long-term, career employees. To achieve the Company’s long-range personnel goals, it strives to develop its employees through a combination of learner-controlled instruction, web-based classes, classroom training, and supervised on-the-job loan and sales training for new employees. All store associates complete competency checks and all new employees complete a learner-controlled instruction program. Managers attend on-going management skills and operations performance training. The Company anticipates that store manager candidates will be promoted from the ranks of existing store employees and hired from outside the Company. The Company’s career development plan develops and advances employees within the Company, and provides training for the efficient integration of experienced retail managers and pawnbrokers from outside the Company.

At November 21, 2003, the Company operated its pawnshops under the name “EZPAWN”. The Company has registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY, EZMONEY Center, and EZCORP, among others. Additionally, the Company operates under the trade names EZMONEY Payday Loans, EZMONEY Payroll Advance, Payroll Advance Express, and EZCORP Collection Center.

Future Expansion
The Company plans to expand the number of locations it operates through the development of new locations and through acquisitions. The Company believes that in the near term the largest growth opportunity is with the EZMONEY payday loan stores. The Company has announced that it plans to open 75 to 85 EZMONEY stores, some of which will be adjoining an EZPAWN store, but with a different entrance. The Company believes this “store within a store” concept offers the potential for accelerated payday loan growth and leveraging of existing occupancy and supervisory costs.

The two new stand-alone EZMONEY payday loan stores opened in Fiscal 2003 required an average property and equipment investment of approximately $25,000 each. The two “store within a store” EZMONEY stores added in Fiscal 2003 required an average investment, including some initial design costs, of approximately $40,000 each. Between October 1, 2003 and December 15, 2003, the Company opened another 13 EZMONEY “stores within a store” for an average property and equipment investment of $23,000 each. The five most recently opened pawn stores required an average gross investment (including inventory, pawn loans, property, and equipment) of approximately $500,000 per pawnshop during the first 12 months of operation.

The Company’s ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, and the availability of qualified personnel. The Company’s ability to add newly established pawnshops in Texas counties having a population of 250,000 or more is restricted by Texas law, which provides that applications for new licenses in such counties will be approved only at proposed locations which are not less than two miles from another licensed pawnshop and applications to relocate a licensed pawnshop will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Any existing Texas pawnshop may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company’s ability to add newly established pawnshops may be adversely affected by such regulation. See “Regulation.”

Competition
The Company encounters significant competition in connection with its lending operation. These competitive conditions may adversely affect the Company’s revenues, profitability, and its ability to expand. In its lending business, the Company competes with other pawnshops, other payday lenders, and other financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than the service charges of the Company, and on other terms that may be more favorable than those offered by the Company. The Company believes that the primary elements of competition are the quality of customer service and relationship management, store location, and the ability to loan competitive amounts at competitive rates. In addition, the Company believes that the ability to compete effectively will be based increasingly on strong general management, regional market focus, automated management information systems, and access to capital.

The Company’s competitors for merchandise sales include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawnshops, other retailers of previously owned merchandise, electronic commerce retailers, and auction sites. Competitive factors in the Company’s retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value.

Strategic Investment
In 1998, the Company acquired 29.5% of the outstanding shares of Albemarle & Bond Holdings plc (“A&B”). The Company’s interest was 28.9% at June 30, 2003, the most recent date for which A&B has published results. As its largest shareholder, the Company and its affiliates hold three seats on A&B’s board of directors. A&B is a publicly traded company based in Bristol, England and trades on the Alternative Investment Market of the London Stock Exchange. At June 30, 2003, A&B operated 53 locations in the United Kingdom that offer pawn loans, payday loans, check cashing, and retail jewelry. For A&B’s 2003 fiscal year, which ended June 30, 2003, A&B’s operating profit increased 18% over the prior year to approximately £4.9 million ($7.8 million).

The Company accounts for its investment in A&B under the equity method. In Fiscal 2003, the Company’s interest in A&B’s income was $1,412,000. At November 21, 2003, the market value of the Company’s investment was approximately $20.9 million, based on the closing price and exchange rates on that date while the book value of the Company’s investment in A&B was $14.7 million.

Regulation

Pawnshop Operations
The Company’s pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Additionally, in many states in which the Company operates, pawnshops are subject to local regulation at the municipal and county level. The laws of Texas, Colorado, Oklahoma, Indiana, Florida, Alabama, and Nevada govern the majority of the Company’s pawnshop operations. A summary of these states’ pawnshop statutes and regulations governing the Company’s pawnshops are discussed below.

Texas Regulations
The Texas Pawnshop Act and the related Rules of Operation for Pawnshops govern Texas pawnshops. Pawnshop and pawnshop employees are licensed and supervised by the Office of Consumer Credit Commissioner (“OCCC”).

To be eligible for a license to operate a pawnshop in Texas, an applicant must: (i) be of good moral character, which in the case of a business entity applies to each officer, director, and holder of five percent or more of the entity’s outstanding shares; (ii) have net unencumbered assets (as defined in the Texas Pawnshop Act) of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) demonstrate that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operation; and (iv) demonstrate that the pawnshop will be operated lawfully and fairly. Additionally, the pawnshop employee application inquires about individual applicants’ credit history and criminal record.

For a new license application in any Texas county, the OCCC provides notice of the application and the opportunity for a public hearing to the other licensed pawnshops in the county in which the applicant proposes to operate. In counties with 250,000 or more people, applications for new licenses are approved only at locations that are not less than two miles from another licensed pawnshop, and applications to relocate a license are approved only for locations that are not less than one mile from another licensed pawnshop. Any existing store may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company’s ability to open new stores or relocate existing stores may be adversely affected by these licensing provisions.

The Texas Pawnshop Act also contains provisions related to the operation of pawnshops and authorizes the issuance of administrative rules called the Rules of Operation of Pawnshops (the “Rules”). The Rules regulate the day-to-day management of the Company’s pawnshops including the maximum pawn service charge and principal loan amount.

Pawn service charges vary based on loan amounts. Historically, the maximum allowable pawn service charge rates have not changed; however, the loan amounts have periodically been adjusted. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts is presented in “Lending Activities”. Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 2002 through June 30, 2003, the loan ceiling is $12,500. For the period July 1, 2003 through June 30, 2004, the loan ceiling is $12,750. Texas requires pawn transactions to be reported to local authorities.

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

Colorado Regulations
Colorado law requires pawnbrokers to be licensed and bonded by local municipalities which subject them to extensive and varied regulation and supervision. Pawn transactions must be reported to local authorities and pawnbrokers must maintain certain bookkeeping records. Under Colorado law, the maximum allowable pawn service charge is 240% annually for pawn loans up to $50, and 120% annually for pawn loans of $50 or more.

Oklahoma Regulations
The Oklahoma Pawnshop Act follows a statutory scheme similar to the Texas Pawnshop Act, requires pawnbrokers to be licensed and bonded, and regulates the day-to-day operation of the Company’s Oklahoma pawnshops. The Oklahoma Administrator of Consumer Credit administers the Oklahoma Pawnshop Act and has broad rule-making authority. Additionally, the Oklahoma Administrator of Consumer Credit is responsible for investigating the general fitness of pawnshop applicants. Each applicant is required to (i) be of good moral character; (ii) have net assets of at least $25,000; (iii) show that the pawnshop will be operated lawfully and fairly; and (iv) not have been convicted of any felony that directly relates to the duties and responsibilities of pawnbrokering. Unlike Texas, Oklahoma pawnshop employees are not individually licensed.

In general, the Oklahoma Pawnshop Act prescribes loan amounts and maximum rates of service charges which pawnbrokers in Oklahoma may charge for lending money. The regulations provide for a graduated rate structure, similar to the structure used for federal income tax purposes. Under this rate structure, a $500 loan, for example, earns interest as follows: (i) the first $150 at 240% annually, (ii) the next $100 at 180% annually, and (iii) the remaining $250 at 120% annually. The maximum allowable pawn service charges for the various loan amounts under the Oklahoma statute are as follows:

Maximum Allowable
Amount Financed	Annual Percentage
Per Pawn Loan	Rate

$1 to $150	240%
$151 to $250	180%
$251 to $500	120%
$501 to $1,000	60%
$1,001 to $25,000	35%

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

Pawn loans in Florida typically have a 30-day term. The pawnbroker is entitled to charge two percent (2%) of the amount financed for each 30-day period as interest, and an additional amount as pawn service charges, provided the total amount of such charge, inclusive of interest, does not exceed 25% of the amount financed for each 30-day period. The pawnbroker may charge a minimum pawn service charge of $5.00 for each 30-day period. Pawn loans may be extended by agreement, with the charge being one-thirtieth of the original total pawn service charge for each day by which the loan is extended. For loans redeemed greater than 60 days after the date made, pawn service charges continue to accrue at the daily rate of one-thirtieth of the original total pawn service charge.

The Pawnbrokering Act prohibits pawnbrokers from: (i) falsifying or failing to make entries in pawn transaction forms, (ii) refusing to allow appropriate law enforcement officials to inspect their records, (iii) failing to retain records of pawn transactions for at least two years, (iv) making any agreement requiring the personal liability of a pawn customer, (v) failing to return pledged goods upon payment in full of the amount due (unless the pledged goods have been taken into custody by a court or law enforcement officer or otherwise lost or damaged); or, (vi) engaging in title loan transactions at licensed pawnshop locations. Pawnbrokers are also prohibited from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of eighteen, or a person using a name other than his own name or the registered name of his business.

Indiana Regulations
In Indiana, the Pawnbrokering Law governs pawnshops. The Department of Financial Institutions (the “Department”) regulates the Company’s Indiana operations. The Department requires the licensing of all pawnshops and investigates the general fitness of pawn license applicants to determine whether the convenience and needs of the public will be served by granting a pawn license. The Department has broad investigatory and enforcement authority. It may grant, revoke, and suspend licenses. For compliance purposes, pawnshops are required to keep books, accounts, and records to enable the Department to determine if the pawnshop is complying with the statute. Each pawnshop is required to give authorized agents of the Department free access to its books and accounts for these purposes.

The Pawnbrokering Law authorizes pawnbrokers to charge and collect the following annual rates of interest plus pawn service charges: 276% on transactions of $300 or less; 261% on transactions greater than $300 but not exceeding $1,000, and 255% on transactions greater than $1,000. Furthermore, the Pawnbrokering Act provides for a grace period of 60 days after the initial 30-day term of the loan. During the grace period, interest and service fees continue to accrue, subject to proration to the date of loan redemption.

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

Nevada Regulations
In Nevada, all pawn loans must be held for redemption for at least 120 days after the date the loan is made. A pawnbroker may charge interest at the rate of 10% per month for money loaned on personal property actually received. In addition, the pawnbroker may collect an initial set up fee of $5.00. Property received in pledge may not be removed from the pawnshop until after the receipt of such property is reported to the sheriff or chief of police, unless redeemed by the owner.

Local Regulations
At the local level, most of the pawnshops voluntarily or pursuant to state law or municipal ordinance, provide reports of pawn transactions and purchases from customers to the local police department on a regular basis. These reports are designed to provide the local police with a detailed description of the goods involved, including serial numbers, if any, and the names and addresses of the customers.

A record of each transaction is provided to local law enforcement agencies to aid in the investigation of property crimes. Goods held to secure pawn loans or goods purchased which are determined to belong to an individual other than the pawnshop customer are subject to recovery by the rightful owner. While a risk exists that pledged or purchased merchandise may be subject to claims of rightful owners, the Company’s claims experience is historically less than 0.5% of pawn loans made.

There can be no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be amended which would materially, adversely impact the Company’s operations, financial condition, and the ability to expand its operations.

The above summaries generally describe the regulatory environments affecting the majority of the Company’s pawnshops. Although state pawnshop laws vary considerably, the above summaries are representative of the statutes and regulations in the other states in which the Company operates.

Firearms Regulations
With respect to firearm sales, each pawnshop must comply with the regulations issued by the Bureau of Alcohol, Tobacco, and Firearms (the “ATF”). ATF regulations require each pawnshop dealing in firearms to maintain a permanent written record of all transactions involving the receipt or disposition of firearms.

The Brady Handgun Violence Prevention Act (the “Brady Act”) and the related ATF rules require all federal firearm licensees, in either selling inventoried firearms or releasing pawned firearms, to have the customer complete appropriate forms and pass a background check through the National Instant Criminal Background Check System (“NICS”) before the Company may transfer a firearm to any customer.

The Company complies with the Brady Act and the ATF regulations. The Company does not believe that compliance with the Brady Act and the ATF regulations materially affect the Company’s operations. There can be no assurance, however, that compliance with the Brady Act and the ATF regulations, or any future changes or amendments thereto will not adversely affect the Company’s operations.

Payday Loan Regulations
The Company’s payday loan operations are subject to extensive state and federal statutes and regulations such as the federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, and the Fair Debt Collection Practices Act. The Company complies with the requirements of these federal statutes and their regulations with respect to its payday loan business, and state statutes and regulations where applicable.

During Fiscal 2003, the Company marketed and serviced payday loans on behalf of County Bank, primarily in Texas, Oklahoma and through a call center. The Delaware Department of Banking and the Federal Deposit Insurance Corporation supervise County Bank. These regulators review all aspects of County Bank’s payday loan program as well as the Company’s operations. In turn, County Bank periodically audits the Company’s marketing and servicing procedures.

Federal and state legislative and lobbying initiatives to prohibit or restrict payday lending have been and continue to be aggressively pursued by opponents to the payday loan product. The initiatives focus on outlawing payday loans entirely, limiting the finance charges, renewals, number of loans a consumer may obtain, and the maximum loan amount and amount outstanding at any one time. County Bank, which makes the loans in the majority of stores where EZPAWN and EZMONEY market and service payday loans, is regulated by the FDIC. The FDIC has adopted guidelines for its member banks to follow with respect to payday loans. The FDIC reviews and monitors County Bank’s activities for compliance. Despite the significant need and consumer demand for the payday loan product, the possibility exists that federal and state legislation and regulations could be enacted which could severely restrict or eliminate the Company’s ability to either make payday loans or market and service payday loans for County Bank or any other financial institution.

In order to market and service payday loans for County Bank in Texas, the Company’s pawnshops, EZMONEY payday loan stores, and collection center are required to be licensed as a regulated lender by the Texas OCCC. The Company’s ability to market and service payday loans in Texas at current fee levels is dependent upon its continued relationship with County Bank or another similarly situated financial institution. Without a relationship with a federally insured bank domiciled in a state that permits these rates, the Company could offer payday loans at a lower fee level, not in excess of the Texas usury ceiling. Operating under lower fee levels in Texas would have a material adverse effect on the Company’s payday loan revenues.

In October 2003, the Company began marketing and servicing payday loans for County Bank in Florida through the Company’s pawnshops. Florida law does not currently require the Company to obtain a license to engage in its current marketing and servicing responsibilities.

In May 2002, the Company also began marketing payday loans for County Bank through a call center located in Texas. The call center markets and services payday loans in eleven states, but has no physical presence in any of those eleven states. Since the Company is acting on behalf of County Bank, the Company does not believe the marketing and servicing activities of the call center are regulated by state lending regulators.

In Colorado, the Company makes payday loans to customers pursuant to state law and its own underwriting guidelines. Payday loans made by the Company in Colorado are regulated by the Department of Law, Office of the Attorney General, Uniform Consumer Credit Code Division (the “UCCC Division”). The Company’s Colorado pawnshops have and are required to maintain a supervised lender’s license issued by the UCCC Division. The UCCC Division maintains regulatory and supervisory authority over the pawnshops’ payday loan activities. Under Colorado law, the Company is required to maintain certain records related to its payday loans and include specific information and disclosures in the loan agreement.

The Colorado maximum payday loan amount is $500, exclusive of the service fee. Colorado law provides for a graduated service fee of 20% of the first $300 and 7.5% of the amount over $300. The loan term may not exceed 31 days and customers have the right to rescind the loan within one business day after the date the loan was made. By law, the loan cannot be renewed more than once and if it is renewed prior to the maturity date, the Company must refund a prorated portion of the service fee. The Company has elected not to offer renewals in Colorado.

As of November 1, 2003, the Company ceased marketing and servicing payday loans for County Bank in Oklahoma and began making payday loans to customers pursuant to state law and its own underwriting guidelines. Payday loans made by the Company in Oklahoma are regulated by the Oklahoma Department of Consumer Credit (the “ODCC”). The Company’s Oklahoma pawnshops have and are required to maintain a deferred deposit lender license issued by the ODCC. The ODCC maintains regulatory and supervisory authority over the pawnshops’ payday loan activities. Under Oklahoma law, the Company is required to maintain certain records related to its payday loans and include specific information and disclosures in the loan agreement.

The Oklahoma maximum loan amount is $500 exclusive of the service fee. Oklahoma law provides for a service fee of 15% of the first $300 and 10% of the amount over $300. The loan term may not exceed 45 days, and customers have the right to rescind the loan within one business day after the date the loan was made. The loan cannot be renewed. The Company must deliver specific disclosures to the customer related to debt management, credit counseling services and the customer’s rights and responsibilities in the payday loan as well as make certain determinations about outstanding or prior payday loans.

ITEM 2.  PROPERTIES

The typical Company pawnshop is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small discount operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. In 2003, the Company began developing Mono-line payday loan stores. A Mono-line store is designed to resemble a bank interior and offers only payday loans. The typical stand-alone Mono-line store is approximately 1,000 square feet and is located in a retail strip center. In some of its pawnshop locations, the Company will create a Mono-line “store within a store” of approximately 500 square feet, which has a different entrance, different signage and different décor. From the customers’ perspective, these will be viewed as a separate business. The Company maintains property and general liability insurance for each of its stores. The Company’s stores are open six or seven days a week, depending on location.

As of November 21, 2003, the Company owned the real estate and building for one of its stores and leased 283. The Company also owns the real estate and building for one non-operating location. Between Fiscal 2001 and 2003, the Company entered into sale-leaseback transactions with unaffiliated parties for 44 of its store locations for periods ranging from 10 to 20 years. During Fiscal 2001, the Company entered into a sale-leaseback transaction with an unaffiliated party for the real estate and building for its Austin, Texas headquarters for a period of 15 years. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company’s existing leases expire on dates ranging between October 14, 2003 and April 30, 2023, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of any one of its leases would not have a material adverse effect on the Company’s operations. The Company’s strategy generally is to lease rather than acquire space for its stores unless the Company finds what it believes is a superior location at an attractive price.

Below is a summary of changes in the number of store locations during Fiscal 2001, 2002, and 2003. Included in the new stores opened in 2003 are two “store within a store” Mono-line payday loan stores adjoining existing pawnshop locations:

	Fiscal Year Ended September 30,

	2001	2002	2003

Store count at beginning of fiscal year	313	283	280
New stores opened	—	—	4
Stores closed pursuant to restructuring plan	(24)	—	—
Stores closed or consolidated	(1)	(1)	—
Stores sold as operating businesses	(5)	(2)	—

Store count at end of fiscal year	283	280	284

On an ongoing basis, the Company may close or consolidate under performing store locations as it did in Fiscal 2001 and 2002. In Fiscal 2001 and 2002, the Company sold its seven California operating locations to a California based check cashing chain.

The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of locations serving each market as of September 30, 2003:

Number of
Stores in
Region/Area	Each Area

Texas:
Houston	59
Valley	26
San Antonio	21
Central and Northeast	15
Laredo Area	15
North Texas	15
Austin Area	11
Dallas	11
Panhandle	5
Corpus Christi	7

Total Texas	185
Colorado:
Denver Area	17
Colorado Springs Area	5
Pueblo	2

Total Colorado	24
Oklahoma:
Tulsa Area	10
Oklahoma City Area	8
Other Areas	2

Total Oklahoma	20
Florida:
Tampa	9
Orlando	5
Other Areas	4

Total Florida	18
Indiana:
Indianapolis Area	9
Fort Wayne Area	3
Other Areas	3

Total Indiana	15
Alabama:
Birmingham Area	5
Mobile	2
Other Areas	1

Total Alabama	8
Nevada:
Las Vegas	4

Total Nevada	4

Number of
Stores in
Region/Area	Each Area

Tennessee:
Memphis	3

Total Tennessee	3
Louisiana:
New Orleans Area	2
Other Areas	1

Total Louisiana	3
Mississippi:
Jackson	2
Other Areas	1

Total Mississippi	3
Arkansas:
West Helena	1

Total Arkansas	1
Total Company	284

In addition to its store locations, the Company leases its 27,400 square foot corporate office and 8,100 square foot facility for its jewelry processing center, payday loan call center, and payday loan collections center located in Austin, Texas.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and regulatory actions arising from its normal business operations. Currently, the Company is a defendant in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be ascertained, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operation, or liquidity. There can be no assurance, however, as to the ultimate outcome of these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 27, 1991, the Company’s Class A Non-voting Common Stock (“Class A Common Stock”) has traded on The NASDAQ Stock Market under the symbol EZPW. As of November 21, 2003, there were 132 stockholders of record of the Company’s Class A Common Stock. There is no trading market for the Company’s Class B Voting Common Stock (“Class B Common Stock”), and as of November 21, 2003, such stock was held by one stockholder of record.

The high and low per share price for the Company’s Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

		High	Low

Fiscal 2002:
	First quarter ended December 31, 2001	$1.92	$1.14
	Second quarter ended March 31, 2002	4.10	1.65
	Third quarter ended June 30, 2002	5.00	3.10
	Fourth quarter ended September 30, 2002	3.50	2.50
Fiscal 2003:
	First quarter ended December 31, 2002	$3.90	$1.26
	Second quarter ended March 31, 2003	4.00	2.55
	Third quarter ended June 30, 2003	4.35	3.20
	Fourth quarter ended September 30, 2003	6.81	4.04

On November 21, 2003, the Company’s Class A Common Stock closed at $7.35 per share.

During the past three fiscal years, no dividends have been declared or paid. The Company’s credit agreement, which matures March 31, 2005, prohibits the payment of dividends. Should dividends be paid in the future, the Company’s restated certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on the Class A Common Stock and the Class B Common Stock.

Any interested party may request a copy of this Annual Report on Form 10-K or of the Company’s Code of Conduct and Ethics, free of charge by submitting a written request to EZCORP, Inc., Investor Relations, 1901 Capital Parkway, Austin, Texas 78746. The Code of Conduct and Ethics also may be obtained from the Company’s website at www.ezcorp.com.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:

Selected Financial Data

	Fiscal Years Ended September 30

	1999	2000	2001	2002	2003

	(Amounts in thousands, except per share and store figures)

	(a)(b)	(b)	(b)	(b)
Operating Data:
Sales	$129,275	$138,850	$128,637	$131,046	$134,591
Pawn service charges	101,892	57,475	54,666	56,676	58,175
Payday loan service charges	—	—	2,142	8,251	12,538
Other	802	1,074	725	925	1,045

Total revenues	231,969	197,399	186,170	196,898	206,349
Cost of goods sold	113,824	88,054	79,089	84,936	86,100

Net revenues	118,145	109,345	107,081	111,962	120,249
Store operating expenses	81,963	85,513	75,245	78,265	85,373
Corporate administrative expenses	14,387	19,324	14,043	15,619	17,008
Depreciation and amortization	9,435	10,255	10,808	10,087	8,775
Restructuring expense	—	10,572	(696)	—	—
Interest expense	3,691	6,201	8,245	4,770	2,006
Equity in net income of unconsolidated affiliate	(304)	(225)	(267)	(604)	(1,412)
(Gain) loss on sale of assets	268	(280)	413	327	170
Impairment of investment	—	—	—	—	1,100

Income (loss) before income taxes and cumulative effect of change in accounting principle	8,705	(22,015)	(710)	3,498	7,229
Income tax expense (benefit)	3,220	(3,785)	(142)	1,294	(1,170)

Income (loss) before cumulative effect of change in accounting principle	5,485	(18,230)	(568)	2,204	8,399
Cumulative effect of change in accounting principle	—	(14,344)	—	—	(8,037)

Net income (loss)	$5,485	$(32,574)	$(568)	$2,204	$362

Earnings (loss) per common share, assuming dilution	$0.46	$(2.71)	$(0.05)	$0.18	$0.03
Cash dividends per common share	$0.05	$0.025	$—	$—	$—
Weighted average common shares and share equivalents, assuming dilution	12,008	12,017	12,104	12,292	12,552
Stores operated at end of period	331	313	283	280	284

(a)	Beginning in Fiscal 2000, the Company changed its method of accounting for pawn service charge revenue and inventory. Prior to Fiscal 2000, the Company accrued 100% of pawn service charges during a pawn loan, and the inventory (and ultimately the cost of goods when the inventory was sold) resulting from forfeited pawn loan collateral was valued at the amount loaned plus accrued pawn service charges. In Fiscal 2000, the Company began accruing only pawn service charges expected to be collected, and inventory (and related costs of goods sold) was valued at only the amount loaned. Service charges, cost of goods sold and inventory before Fiscal 2000 are stated on the historical accounting method, and are not directly comparable to Fiscal 2000, 2001, 2002, and 2003 amounts.
(b)	Beginning in Fiscal 2003, the Company adopted SFAS No. 142, which ceased amortization of certain indefinite lived intangible assets (See Note B to Consolidated Financial Statements). Amortization expense and equity in net income of affiliate before Fiscal 2003 are stated on the historical accounting method, and are not directly comparable to Fiscal 2003 amounts.

	September 30

	1999	2000	2001	2002	2003

Balance Sheet Data:
Pawn loans	$53,940	$46,916	$47,144	$49,248	$47,955
Payday loans	—	33	1,250	2,326	3,630
Inventory	58,241	35,660	34,231	32,097	29,755
Working capital	125,575	72,498	75,334	86,425	90,885
Total assets	234,077	203,793	178,560	165,970	153,690
Long-term debt	83,123	81,112	60,192	42,245	31,000
Stockholders’ equity	135,685	102,671	101,957	104,544	105,478

Pro forma amounts assuming the new	Fiscal Years Ended September 30
accounting principles are applied
retroactively:	1999	2000	2001	2002	2003

Net income (loss):	$2,463	$(17,515)	$129	$2,901	$8,399
Net income (loss) per diluted share	0.21	(1.46)	0.01	0.24	0.67
Total assets	206,074	192,473	167,172	155,193	154,062

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12-month periods ending September 30, 2001, 2002, and 2003 (“Fiscal 2001”, “Fiscal 2002”, and “Fiscal 2003”). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.

Summary Financial Data

	Fiscal Years Ended September 30

	2001	2002	2003

	(Dollars in thousands, except as indicated)
Operations:
Sales	$128,637	$131,046	$134,591
Pawn service charges	54,666	56,676	58,175
Payday loan service charges	2,142	8,251	12,538
Other	725	925	1,045

Total revenues	186,170	196,898	206,349
Cost of sales	79,089	84,936	86,100

Net revenues	107,081	111,962	120,249
Restructuring expense	(696)	—	—
Income (loss) before cumulative effect of a change in accounting principle	(568)	2,204	8,399
Cumulative effect of adopting new accounting principle, net of tax	—	—	(8,037)

Net income (loss)	$(568)	$2,204	$362

Other Data:
Gross margin	38.5%	35.2%	36.0%
Average annual inventory turnover	2.2x	2.6x	2.7x
Average inventory per pawn location at year end	$121	$115	$106
Average pawn loan balance per pawn location at year end	$167	$176	$171
Average pawn loan at year end (whole dollars)	$73	$73	$71
Average yield on pawn loan portfolio	120%	123%	126%
Pawn loan redemption rate	76%	76%	76%
Expenses and income as a percentage of net revenue (%):
Store operating	70.3	69.9	71.0
Administrative	13.1	14.0	14.1
Depreciation and amortization	10.1	9.0	7.3
Interest	7.7	4.3	1.7
Income (loss) before income taxes	(0.1)	3.1	6.0
Income (loss) before cumulative effect	(0.5)	2.0	7.0
Stores in operation:
Beginning of year	313	283	280
New openings	—	—	4
Sold, combined, or closed	(30)	(3)	—

End of year	283	280	284
Average number of locations during the year	292	281	280

General

The Company’s primary lending activity is the making of small, non-recourse loans secured by tangible personal property through its 280 pawnshops. The income earned on this activity is pawn service charge revenue. While allowable service charges vary by state and by amount of the loan, a majority of the Company’s pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company’s average pawn loan amount has historically averaged between $70 and $75. The allowable term of pawn loans also differs by state, but is typically 30 days with an automatic 60-day extension.

The Company sells merchandise acquired primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The realization of gross profit on sales of inventory primarily depends on the Company’s initial assessment of the property’s resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin.

The Company also offers unsecured payday loans in 230 of its pawnshops, 17 EZMONEY Mono-line stores, and in its call center as of November 21, 2003. In 199 locations and its call center, the Company markets and services payday loans made by County Bank, a federally insured Delaware bank. After origination of the loans, the Company may purchase an 85% participation in the loans made by County Bank and marketed by the Company. In 48 of its locations, the Company makes payday loans directly, operating under state law. The average payday loan amount is approximately $325 and the terms are generally less than 30 days, averaging about 16 days. The service charge per $100 loaned is typically $18 for a 7 to 23-day period, but varies in certain locations.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on payday loans, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could increase or decrease the Company’s estimate of uncollectible loans, affecting the Company’s earnings and financial condition. In Fiscal 2003, 99.7% ($58.0 million) of recorded pawn service charge revenue was collected in cash, and 0.3% ($0.2 million) resulted from an increase in accrued pawn service charges receivable.

PAYDAY LOAN REVENUE RECOGNITION: Payday loans and related service charges reported in the Company’s consolidated financial statements reflect only the Company’s participation interest in these loans. The Company accrues service charges on the percentage of loans the Company deems to be collectible using the interest method. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection. In Fiscal 2003, 98.0% ($12.3 million) of recorded payday loan service charge revenue was collected in cash, and 2.0% ($0.2 million) resulted from an increase in accrued payday loan service charges receivable.

ALLOWANCE FOR LOSSES ON PAYDAY LOANS: Unlike pawn loans, payday loans are unsecured, and their profitability is highly dependent upon the Company’s ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loans’ principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection.

The Company also provides an allowance for losses on active payday loans and related service charges receivable. This estimate is based largely on recent net default rates and expected seasonal fluctuations in default rates. The accuracy of the Company’s allowance estimate is dependent upon several factors, including its ability to predict future default rates based on historical trends and expected future events. Actual loan losses could vary from those estimated due to variance in any of these factors. Changes in the principal valuation allowance are charged to bad debt expense, a component of operations expense in the Company’s statement of operations. Changes in the service charge receivable valuation allowance are charged to payday loan service charge revenue. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance. The Company believes it effectively manages these risks through its underwriting criteria, closely monitoring the performance of the portfolio, and participating in loans made by a bank using similar strategies.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The Company’s inventory valuation allowance is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2003, this allowance was approximately $1.8 million, or 5.8% of the gross inventory balance. Changes in the inventory valuation allowance are recorded as cost of goods sold. The accuracy of the Company’s inventory allowance is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold prices could increase or decrease the Company’s inventory allowance.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value. No impairment of tangible long-lived assets was recognized in Fiscal 2001, 2002, or 2003.

EFFECT OF ADOPTION OF NEW ACCOUNTING PRINCIPLE: The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002. Under its provisions, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, resulting in a $453,000 annual increase in “equity in net income of unconsolidated affiliates.” During the quarter ended December 31, 2002, the

Company completed impairment tests of its goodwill and pawn licenses. The testing estimated enterprise value based on discounted cash flows and market capitalization and indicated no impairment of pawn licenses and implied fair value of goodwill of $0 based on the allocation of enterprise value to all of the Company’s assets and liabilities. This resulted in an $8.0 million, net of tax, impairment charge for goodwill recorded as a cumulative effect of adopting a new accounting principle. The Company assesses its goodwill and indefinite lived intangible assets as of July 1 of each year or more frequently if events or changes in circumstances indicate impairment. Excluding the cumulative adjustment recognizing impairment of the Company’s goodwill, the Company concluded that there was no impairment of its indefinite lived intangible assets in Fiscal 2003.

INCOME TAXES: As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event that the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. No adjustments were made to the Company’s valuation allowance in Fiscal 2001 or 2002. At September 30, 2003, the Company reversed its $3.7 million valuation allowance on its deferred tax assets, based on management’s estimate of taxable income in the three years following Fiscal 2003. Projected levels of pre-tax earnings over the next three years, primarily attributable to ordinary and recurring operating results, are sufficient to generate the $37 million required amount of taxable income to realize the net deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance, if any. Uncertainties that might impact the realization of the deferred tax assets include possible declines in revenues and margins.

EQUITY IN NET INCOME OF A&B: The Company accounts for its investment in A&B using the equity method. Since A&B’s fiscal year ends three months prior to the Company’s fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company’s Fiscal 2003 year represents its percentage interest in the results of A&B’s operations from July 2002 through June 2003.

STOCK-BASED COMPENSATION: The Company accounts for its stock-based compensation plans in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock-based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123, as amended by SFAS No. 148 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has disclosed the pro forma impact on net income in Note I to the Consolidated Financial Statements.

DISCLOSURE AND INTERNAL CONTROLS: Based on an assessment of the effectiveness of the Company’s disclosure controls and procedures, accounting policies, and the underlying judgments and uncertainties affecting the application of those policies and procedures, management believes that the Company’s consolidated financial statements provide a meaningful and fair perspective of the Company in all material respects. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. Management identified no significant deficiencies or material weaknesses in internal controls. Other risk factors, such as those discussed elsewhere in this annual report as well as changes in business strategies, could adversely impact the consolidated financial position, results of operations, and cash flows in future periods.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

The Company’s Fiscal 2003 pawn service charge revenue increased 3%, or $1.5 million from Fiscal 2002 to $58.2 million. This represents an increase in same store pawn service charge revenue ($1.6 million) offset by the decrease in pawn service charge revenue from closed stores ($0.1 million). The improvement in same store pawn service charge revenue was due to a three percentage point improvement in loan yields to 126% in Fiscal 2003. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the statutory fees that can be charged, changes in the level of loan forfeitures and a mix shift between loans with different yields. Excluding the effect of closed stores, the Company’s Fiscal 2003 average balance of pawn loans outstanding was 0.2% higher and ending pawn loans outstanding were 3% lower than in Fiscal 2002.

Fiscal 2003 sales increased $3.5 million from Fiscal 2002 to $134.6 million. The increase was due to an increase in same store sales ($1.8 million) and an increase in jewelry scrapping sales ($1.8 million), offset by a reduction in sales from closed stores ($0.1 million).

Below is a summary of Fiscal 2002 and 2003 sales and margins:

	Fiscal Year Ended September 30,

	2002	2003

	(Dollars in millions)
Merchandise sales	$112.0	$113.8
Jewelry scrapping sales	19.0	20.8

Total sales	131.0	134.6
Gross profit on merchandise sales	$45.8	$45.2
Gross profit on jewelry scrapping sales	0.3	3.3
Gross margin on merchandise sales	40.9%	39.7%
Gross margin on jewelry scrapping sales	1.6%	15.9%
Overall gross margin	35.2%	36.0%

Fiscal 2003 overall gross margins on sales increased 0.8 of a percentage point from Fiscal 2002 to 36.0%. Margins on merchandise sales, excluding jewelry scrapping, decreased 1.2 percentage points as a result of higher loan values on forfeited collateral, more aggressive discounting, and a higher inventory valuation allowance, primarily on aged general merchandise. Improvements in jewelry scrapping margins, due largely to higher gold prices, more than offset the decrease in merchandise sales margins, leading to the improvement in overall margins. Inventory shrinkage, included in cost of goods sold, was 1.9% of merchandise sales in Fiscal 2003 compared to 1.5% in Fiscal 2002.

The higher level of gross profit for jewelry scrapping sales, seen in the table above, is largely due to higher gold prices, which reached historical five-year highs during Fiscal 2003. Future fluctuations in gold prices would have an immediate and direct impact on the sales proceeds, or revenue per gram of gold scrapped. The Company may react to gold price changes by adjusting the amount it would lend on gold jewelry, which may ultimately impact the cost of scrapped gold.

During 2003, the Company offered payday loans in 225 of its pawnshop locations and through its Austin, Texas based call center. During the fourth Fiscal 2003 quarter, the Company opened four Mono-line payday loan stores specializing in payday loans, two of which were carved out of existing pawnshop locations. For the locations offering payday loans for the full year, average per store payday loan balances increased 53% to $15,500 per store on September 30, 2003.

Payday loan data are as follows for Fiscal 2002 and 2003:

	Fiscal Year Ended September 30,

	2002	2003

	(Dollars in thousands)
Service charge revenue	$8,251	$12,538
Bad debt (included in operating expense)	(3,138)	(3,551)
Other direct transaction expenses (included in operating expense)	(802)	(1,134)
Collection and call center costs (included in administrative expense)	(382)	(650)

Contribution to operating income	3,929	7,203
Average payday loan balance outstanding during year	1,596	2,763
Payday loan balance at end of year	2,326	3,630
Average loan balance per participating location at end of year	10.2	15.8
Participating locations at end of year (whole numbers)	229	230
Net default rate (defaults net of collections, measured as a percent of loans made)	6.9%	5.0%

The contribution to operating income presented above is the incremental contribution only and excludes allocation of other costs such as labor, rent, and overhead.

Payday loan service charge revenue and bad debt expense each increased from Fiscal 2002 primarily due to higher average loan balances. The loan balance increased primarily due to the maturing of the product. The Company’s significant improvement in net defaults was primarily due to continued refinements in the Company’s collection efforts and improvements to its underwriting criteria as it gains more experience with this product.

The Company provides a valuation allowance on both the principal and fees receivable for payday loans. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate of defaults as the basis for its valuation allowance, rather than reserving the annual rate. At September 30, 2003, the valuation allowance was 5.9% of the payday loan principal and fee receivable.

In Fiscal 2003, store operating expenses as a percent of net revenues increased 1.1 percentage points to 71.0%. This increase is largely due to a $2.7 million increase in labor, incentive compensation, and benefits and a $1.0 million increase in robberies related primarily to one gang that has been apprehended. Fiscal 2003 operating expenses also reflect a volume-related $0.7 million increase in payday loan bad debt and other direct payday loan transaction expenses, $0.7 million higher rent on computer equipment upgrades, and a $0.4 million increase in rent from the sale-leaseback of previously owned store locations. The incremental sale-leaseback rent expense was largely offset by related decreases in depreciation of the sold locations and lower interest expense from debt retired with the proceeds of the sale-leaseback transactions.

Administrative expenses measured as a percentage of net revenues increased 0.1 of a percentage point from Fiscal 2002 to 14.1%. The increase is due primarily to higher employment related costs and payday loan related costs. Employment cost increases reflect increased benefit costs, general inflation, limited staff additions, and greater incentive compensation related to the Company’s improved overall performance in Fiscal 2003. The increased volume of payday loans in Fiscal 2003 required the increase in payday loan related costs, primarily labor in the debt collection area. Included in administrative expenses are management fees and expense reimbursements paid to a related party totaling $767,000 and $498,000 in Fiscal 2003 and 2002, as more fully discussed in Item 13 of this annual report on Form 10-K.

Depreciation and amortization expense, when measured as a percentage of net revenue, decreased 1.7 percentage points in Fiscal 2003 to 7.3%. This improvement is primarily due to ceasing amortization of intangibles upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” and the reduction in depreciation resulting from the sale-leaseback of previously owned locations.

In Fiscal 2003, interest expense decreased to $2.0 million from $4.8 million in Fiscal 2002. The improvement was driven by lower average debt balances, coupled with lower effective interest rates. At September 30, 2003, the Company’s total debt was $31.0 million compared to $42.2 million at September 30, 2002. Decreases in the debt balance were funded primarily by cash flow from operations.

In Fiscal 2000, the Company invested $1.1 million in an internet related start-up company. Based on the investee’s performance to date, the Company determined at September 30, 2003 that its investment was fully impaired, resulting in a $1.1 million impairment charge recorded in Fiscal 2003.

The Fiscal 2003 income tax benefit was $1.2 million. This amount includes the reversal of a $3.7 million deferred tax asset valuation allowance as the Company projects its future taxable income will be sufficient to fully realize its net deferred tax asset. Excluding the removal of the valuation allowance, the Company’s income tax provision would be $2.5 million (35% of pretax income) compared to an income tax provision of $1.3 million (37% of pretax income) for Fiscal 2002. The decrease in effective tax rate for Fiscal 2003 is due to non-deductible items having a smaller percentage impact on pre-tax earnings.

Operating income for Fiscal 2003 increased $1.1 million over Fiscal 2002 to $9.1 million. The $3.3 million increased contribution from payday loans, $2.4 million improvement in gross profit on sales, and $1.6 million increase in same store pawn service charges account for most of the improvement. Coupled with these is a $0.6 million reduction in amortization resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and a $0.7 million reduction in depreciation expense related to the sale-leaseback of store locations. These improvements were partially offset by $7.1 million higher operating and administrative expenses and $0.4 million of rent from the sale-leaseback of store locations.

Income before the cumulative effect of adopting SFAS No. 142 improved to $8.4 million from $2.2 million in Fiscal 2002. This results principally from a $2.8 million decrease in interest expense, and a $3.7 million reduction in the deferred tax asset valuation allowance, partially offset by a $1.1 million impairment of an investment in an internet business. After the non-cash cumulative effect of adopting SFAS No. 142, the Company’s net income was $0.4 million compared to $2.2 million in Fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

The Company’s Fiscal 2002 pawn service charge revenue increased 4%, or $2.0 million from Fiscal 2001 to $56.7 million. This represents an increase in same store pawn service charge revenue ($2.2 million) offset by the decrease in pawn service charge revenue from closed stores ($0.2 million). Of the $2.2 million improvement in same store pawn service charge revenue, $1.2 million was due to greater average loan balances during the year and $1.0 million was due to a 3 percentage point improvement in loan yields to 123% in Fiscal 2002. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the statutory fees that can be charged, changes in the level of loan forfeitures and a mix shift between loans with different yields. Excluding the effect of closed stores, the Company’s Fiscal 2002 average balance of pawn loans outstanding was 2% higher and ending pawn loans outstanding were 6% higher than in Fiscal 2001.

Fiscal 2002 sales increased $2.4 million from Fiscal 2001 to $131.0 million. The increase was primarily due to an increase in jewelry scrapping sales ($5.4 million), offset by a reduction in sales from closed stores ($1.7 million) and lower same store merchandise sales ($1.3 million). Lower merchandise sales occurred mainly in jewelry largely as a result of lower jewelry inventories caused by the higher level of jewelry scrapping. Below is a summary of Fiscal 2001 and 2002 sales and margins:

	Fiscal Year Ended September 30,

	2001	2002

	(Dollars in millions)
Merchandise sales	$115.0	$112.0
Jewelry scrapping sales	13.6	19.0

Total sales	128.6	131.0
Gross profit on merchandise sales	$50.3	$45.8
Gross profit (loss) on jewelry scrapping sales	(0.7)	0.3
Gross margin on merchandise sales	43.7%	40.9%
Gross margin on jewelry scrapping sales	(5.2%)	1.6%
Overall gross margin	38.5%	35.2%

Fiscal 2002 overall gross margins on sales decreased 3.3 percentage points from Fiscal 2001 to 35.2%. Margins on merchandise sales, excluding jewelry scrapping, decreased 2.8 percentage points as a result of higher loan values on forfeited collateral, more aggressive discounting, and higher inventory valuation allowance, primarily on aging general merchandise. The change in merchandise sales margins comprised 0.2 of a percentage point of the change in overall gross margins. Although margins on jewelry scrapping improved in Fiscal 2002 due largely to higher gold prices, the 39% increase in volume of these low margin sales (jewelry generally is scrapped at a loss or small margin) had a 3.1 percentage point negative effect on overall margins. Inventory shrinkage, included in cost of goods sold, was 1.5% of merchandise sales in Fiscal 2002 compared to 1.4% in Fiscal 2001.

For most of Fiscal 2002, the Company offered payday loans in 205 of its pawnshop locations. In the second half of Fiscal 2002, the Company began offering payday loans in another 23 of its pawnshops and through its Austin, Texas based call center. For the 205 locations offering payday loans for the full year, average per store payday loan balances increased 81% to $10,900 per store on September 30, 2002.

Payday loan data are as follows for Fiscal 2001 and 2002:

	Fiscal Year Ended September 30,

	2001	2002

	(Dollars in thousands)
Service charge revenue	$2,142	$8,251
Bad debt (included in operating expense)	(1,247)	(3,138)
Other direct transaction expenses (included in operating expense)	(175)	(802)
Collection and call center costs (included in administrative expense)	—	(382)

Contribution to operating income	720	3,929
Average payday loan balance outstanding during year	430	1,596
Payday loan balance at end of year	1,250	2,326
Average loan balance per participating location at end of year	6.1	10.2
Participating locations at end of year (whole numbers)	205	229
Net default rate (defaults net of collections, measured as a percent of loans made)	8.1%	6.9%

The contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payday loan service charge revenue and bad debt expense each increased from Fiscal 2001 primarily due to higher average loan balances. The loan balance increased due to the maturing of the product and a growth in the number of locations offering the loans.

The Company provides for a valuation allowance on both the principal and fees receivable for payday loans. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate as the basis for its valuation allowance, rather than reserving the annual rate. At September 30, 2002, the valuation allowance was 5.6% of the payday loan principal and fees receivable.

In Fiscal 2002, store operating expenses as a percent of net revenues decreased 0.4 of a percentage point to 69.9%. Fiscal 2002 operating expenses reflect a volume-related $2.5 million increase in payday loan bad debt and other direct payday loan transaction expenses, and a $1.4 million increase in rent from the sale-leaseback of previously owned store locations. Despite these increases, store operating expenses decreased as a percent of net revenues due to the effects of greater net revenues and an improvement in other store operating expenses. The incremental sale-leaseback rent was largely offset by related decreases in depreciation of the sold locations and lower interest expense from debt retired with the proceeds from the sale-leasebacks.

Administrative expenses measured as a percentage of net revenues increased 0.9 of a percentage point from Fiscal 2001 to 14.0%. The increase is due primarily to higher employment related costs and payday loan collection costs. Employment cost increases reflect limited staff additions, general inflation, and greater incentive compensation related to the Company’s improved overall performance in Fiscal 2002. The increased volume of payday loans in Fiscal 2002 required the increase in payday loan collection costs, primarily labor in the debt collection area. Included in administrative expenses are expense reimbursements paid to a related party totaling $498,000 and $426,000 in Fiscal 2002 and 2001, as more fully discussed in Item 13 of this annual report on Form 10-K.

Depreciation and amortization expense, when measured as a percentage of net revenue, decreased 1.1 percentage points in Fiscal 2002 to 9.0%. This improvement is primarily due to the reduction in depreciable assets through the sale-leaseback of previously owned locations.

In Fiscal 2002, interest expense decreased by $3.5 million to $4.8 million. Lower average debt balances led to $2.9 million of the improvement, while lower effective interest rates contributed the remaining $0.6 million. At September 30, 2002, the Company’s total debt was $42.2 million compared to $60.2 million at September 30, 2001. Decreases in the debt balance were funded primarily by cash flow from operations and $6.5 million of proceeds from the sale-leaseback of previously owned locations.

The Fiscal 2002 income tax provision was $1.3 million (37% of pretax income) compared to an income tax benefit of $0.1 million (20% of pretax loss) for Fiscal 2001. The increase in effective tax rate for Fiscal 2002 compared to the Fiscal 2001 benefit is due to non-tax deductible items having a smaller percentage effect on larger pre-tax earnings.

Operating income for Fiscal 2002 increased $0.3 million over Fiscal 2001 to $8.0 million. The $3.3 million greater contribution from payday loans and $2.2 million increase in same store pawn service charges account for most of the overall improvement. These improvements were largely offset by lower gross profits on sales ($3.5 million) and increased rent from the sale-leaseback of store locations ($1.4 million), combined with higher administrative costs. After a $3.5 million decrease in interest expense and smaller changes in other non-operating items, Fiscal 2002 net income improved to $2.2 million from Fiscal 2001’s $0.6 million net loss.

Restructuring
Pursuant to a restructuring plan, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) in Fiscal 2000. In June 2001, the Company re-evaluated seven remaining stores that had not been closed, and decided to continue their operation, based on their improved operating performance and future outlook. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores. The Company recorded an additional $0.3 million restructure expense for the 47 stores previously closed, primarily to account for higher than estimated costs of settling leases, resulting in a net credit to restructuring expense of $1.0 million in the period ended June 30, 2001, $0.3 million of which is included in cost of sales. At September 30, 2003, the Company no longer had a balance in the restructuring reserve.

Liquidity and Capital Resources
In Fiscal 2003, The Company’s $13.3 million cash flow from operations consisted of $9.7 million of earnings before depreciation, amortization, the adoption of a new accounting principle, and other non-cash items and $3.6 million of changes in operating assets and liabilities, primarily inventory. The Company’s $15.6 million Fiscal 2002 cash flow from operations consisted of $13.0 million of earnings before depreciation, amortization, and other non-cash items and $2.6 million of changes in operating assets and liabilities, primarily inventory and accounts payable. The primary difference between cash flow from operations for Fiscal 2002 and Fiscal 2003 is a higher level of income taxes paid in cash. In Fiscal 2002, the Company had the benefit of a net operating loss carry-forward, which was fully utilized during Fiscal 2002.

In Fiscal 2003, the Company invested $2.5 million in property and equipment, $1.3 million in funding the net increase in payday loans, and increased its cash balance by $1.0 million. These changes and a $11.2 million reduction in debt were funded by the cash flow from operations discussed above, $1.0 million in proceeds from the sale of assets, $0.5 million of dividends from Albemarle & Bond Holding, plc, and a $1.3 million reduction in its outstanding pawn loans.

During the fiscal year ending September 30, 2004, the Company plans to open 75 to 85 Mono-line payday loan stores, including those adjoining EZPAWN stores at an expected aggregate capital expenditure of approximately $2.5 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will contribute to increased future earnings, it expects they will have a negative effect on earnings in their first year of operation.

The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to fund planned store growth, capital expenditures, and working capital requirements during the coming year.

The Company’s $42.5 million credit agreement (increased from $40 million on June 5, 2003) matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company’s assets. The Company may choose either a Eurodollar rate or the agent bank’s base rate. Interest accrues at the Eurodollar rate plus 250 to 325 basis points or the agent bank’s base rate plus 100 to 175 basis points, depending on the leverage ratio computed at the end of each quarter, subject to a minimum rate of 4.5%. Terms of the agreement require, among other things, that the Company meet certain financial covenants that the Company believes will be achieved based upon its current and anticipated performance. In addition, payment of dividends is prohibited and additional debt is restricted. At September 30, 2003, the Company had $31.0 million outstanding on the revolving credit facility.

Seasonality
Historically, service charge revenues are highest in the Company’s first fiscal quarter (October through December) due to improving loan redemption rates coupled with a higher average loan balance following the summer lending season. Sales generally are highest in the Company’s first and second fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. Sales volume can be heavily influenced by the timing of decisions to scrap excess jewelry inventory, which generally occurs during low jewelry sales periods (May through October). The net effect of these factors is that net revenues and net income typically are highest in the first and second fiscal quarters. The Company’s cash flow is greatest in its second fiscal quarter primarily due to a high level of loan redemptions and sales in the income tax refund season.

Forward-Looking Information
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-

looking and may contain information about financial results, economic conditions, trends, and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company’s inventory and loan balances, inventory turnover, average yields on loan portfolios, pawn redemption rates, payday loan default and collection rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, changes in the number of expected store openings, changes in expected returns from new stores, liquidity, and capital requirements and the effect of government and environmental regulations, and (ii) adverse changes in the market for the Company’s services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company’s business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures
The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and gold prices. The Company also is exposed to regulatory risk in relation to its payday loans. The Company does not use derivative financial instruments.

The Company’s earnings and financial position may be affected by changes in gold prices and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and the Company’s ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold prices. The impact on the Company’s financial position and results of operations of a hypothetical change in gold prices cannot be reasonably estimated.

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more in 2004 than they did in 2003, the Company’s annual interest expense would be increased by approximately $155,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate debt at September 30, 2003.

The Company’s earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B’s functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company’s results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B’s and the Company’s results of operations and financial position. The impact on the Company’s results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the year ended June 30, 2003 (included in the Company’s September 30, 2003 results on a three-month lag as described above) was approximately a $505,000 increase to shareholders’ equity. On September 30, 2003, the U.K. pound closed at 1.00 to 1.66710 U.S. dollars, a strengthening from 1.6503 at June 30, 2003. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

The Company’s earnings and financial position could be affected by changes in the regulatory environment for payday loans, primarily the rates allowed and the Company’s association with County Bank. The Federal Deposit Insurance Corporation (“FDIC”) has set forth guidelines governing companies which market payday loans for federally chartered banks, such as the Company’s relationship with County Bank. While the Company believes its arrangement with County Bank falls within these guidelines, changes in the guidelines or any finding that the Company’s arrangement does not comply could have a material adverse effect on the Company’s financial position and results of operations, the amount of which cannot be reasonably determined.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Albemarle & Bond Holdings, plc, an equity investee, which statements reflect total assets constituting 9.6% in 2003, and 8.0% in 2002, and equity in income constituting 19.5% in 2003, 17.3% in 2002, and 37.6% in 2001 of consolidated income before income taxes and the cumulative effect of adopting a new accounting principle. Those statements were audited by Solomon Hare.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective October 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles”.

ERNST & YOUNG LLP

Austin, Texas
November 6, 2003

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2003

	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$1,492	$2,496
Pawn loans	49,248	47,955
Payday loans	2,326	3,630
Pawn service charges receivable, net	8,819	8,990
Payday loan service charges receivable, net	485	735
Inventory, net	32,097	29,755
Deferred tax asset	6,418	8,163
Federal income tax receivable	359	328
Prepaid expenses and other assets	1,898	1,726

Total current assets	103,142	103,778
Investment in unconsolidated affiliates	14,406	14,700
Property and equipment, net	32,190	25,369
Goodwill, net	11,148	—
Notes receivable from related parties	1,522	1,500
Deferred tax asset — non-current	—	4,391
Other assets, net	3,562	3,952

Total assets	$165,970	$153,690

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$2,936	$—
Accounts payable and other accrued expenses	11,615	11,101
Customer layaway deposits	2,166	1,792

Total current liabilities	16,717	12,893
Long-term debt, less current maturities	39,309	31,000
Deferred tax liability	1,191	—
Deferred gains and other long-term liabilities	4,209	4,319

Total long-term liabilities	44,709	35,319
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, par value $.01 per share; Authorized 5,000,000 shares; none issued and outstanding	—	—
Class A Non-voting Common Stock, par value $.01 per share; Authorized 40,000,000 shares; 10,985,675 issued and 10,976,642 outstanding in 2002; 11,006,864 issued and 10,997,831 outstanding in 2003	110	110
Class B Voting Common Stock, convertible, par value $.01 per share; Authorized 1,198,990 shares; 1,190,057 issued and outstanding	12	12
Additional paid-in capital	114,729	115,580
Accumulated deficit	(9,523)	(9,161)
Less deferred compensation expense	—	(784)

	105,328	105,757
Treasury stock, at cost (9,033 shares)	(35)	(35)
Receivable from stockholder	(729)	(729)
Accumulated other comprehensive income (loss)	(20)	485

Total stockholders’ equity	104,544	105,478

Total liabilities and stockholders’ equity	$165,970	$153,690

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2001	2002	2003

	(In thousands, except per share amounts)
Revenues:
Sales	$128,637	$131,046	$134,591
Pawn service charges	54,666	56,676	58,175
Payday loan service charges	2,142	8,251	12,538
Other	725	925	1,045

Total revenues	186,170	196,898	206,349
Costs of goods sold	79,089	84,936	86,100

Net revenues	107,081	111,962	120,249
Operating expenses:
Operations	75,245	78,265	85,373
Administrative	14,043	15,619	17,008
Depreciation	10,085	9,405	8,685
Amortization	723	682	90
Restructuring expense (reversal)	(696)	—	—

Total operating expenses	99,400	103,971	111,156

Operating income	7,681	7,991	9,093
Interest expense, net	8,245	4,770	2,006
Equity in net income of unconsolidated affiliate	(267)	(604)	(1,412)
Loss on sale of assets	413	327	170
Impairment of investment	—	—	1,100

Income (loss) before income taxes and cumulative effect of adopting a new accounting principle	(710)	3,498	7,229
Income tax expense (benefit)	(142)	1,294	(1,170)

Income (loss) before cumulative effect of adopting a new accounting principle	$(568)	$2,204	$8,399
Cumulative effect of adopting a new accounting principle, net of tax	—	—	(8,037)

Net income (loss)	$(568)	$2,204	$362

Income (loss) per common share — basic:
Income (loss) before cumulative effect of adopting a new accounting principle	$(0.05)	$0.18	$0.69
Cumulative effect of adopting a new accounting principle, net of tax	$—	$—	$(0.66)

Net income (loss)	$(0.05)	$0.18	$0.03

Income (loss) per common share — assuming dilution:
Income (loss) before cumulative effect of adopting a new accounting principle	$(0.05)	$0.18	$0.67
Cumulative effect of adopting a new accounting principle, net of tax	$—	$—	$(0.64)

Net income (loss)	$(0.05)	$0.18	$0.03

Weighted average shares outstanding:
Basic	12,104	12,143	12,181
Assuming dilution	12,104	12,292	12,552

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2001	2002	2003

	(In thousands)
Operating Activities:
Net income (loss)	$(568)	$2,204	$362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of adopting new accounting principle	—	—	8,037
Depreciation and amortization	10,808	10,087	8,775
Deferred taxes	(223)	993	(7,327)
Restructuring expenses	(696)	—	—
Net loss on sale or disposal of assets	413	327	170
Impairment of investment	—	—	1,100
Deferred compensation expense	6	6	3
Income from investment in unconsolidated affiliate	(267)	(604)	(1,412)
Changes in operating assets and liabilities:
Service charges receivable, net	(205)	(463)	(421)
Inventory	1,429	2,134	2,342
Notes receivable from related parties	1,567	67	22
Prepaid expenses, other current assets, and other assets, net	(1,559)	(878)	2,803
Accounts payable and accrued expenses	(1,800)	2,567	(450)
Restructuring reserve	(1,887)	(183)	(34)
Customer layaway deposits	(251)	85	(374)
Deferred gains and other long-term liabilities	(145)	(341)	(363)
Federal income taxes	5,045	(359)	31

Net cash provided by operating activities	11,667	15,642	13,264
Investing Activities:
Pawn loans forfeited and transferred to inventory	71,058	73,240	73,727
Pawn loans made	(185,097)	(188,992)	(185,801)
Pawn loans repaid	113,811	113,648	113,367

	(228)	(2,104)	1,293
Payday loans	(1,217)	(1,076)	(1,304)
Additions to property and equipment	(4,456)	(2,042)	(2,491)
Dividends from unconsolidated affiliate	236	327	523
Proceeds from sale of assets	13,978	6,506	964

Net cash provided by (used in) investing activities	8,313	1,611	(1,015)
Financing Activities:
Net payments on bank borrowings	(20,920)	(17,947)	(11,245)

Net cash used in financing activities	(20,920)	(17,947)	(11,245)

Change in cash and equivalents	(940)	(694)	1,004
Cash and equivalents at beginning of period	3,126	2,186	1,492

Cash and equivalents at end of period	$2,186	$1,492	$2,496

Cash paid during the periods for:
Interest	$7,818	$3,981	$3,017
Income taxes	$320	$866	$3,163
Non-cash investing and financing activities:
Deferred gain on sale-leaseback	$3,281	$1,388	$506
Issuance of common stock to 401(k) plan	$89	$60	$64
Foreign currency translation adjustment	$(241)	$317	$505

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Additional	Retained	Deferred		Receivable	Accumulated
		Par	Paid In	Earnings/	Compensation	Treasury	From	Other Comprehensive
	Shares	Value	Capital	(Deficit)	Expense	Stock	Stockholder	Income (Loss)	Total

	(In thousands)
Balances at Sept. 30, 2000	12,096	$121	$114,569	$(11,159)	$—	$(35)	$(729)	$(96)	$102,671
Issuance of common stock to 401(k) plan	41	—	89	—	—	—	—	—	89
Amortization of stock option compensation	—	—	6	—	—	—	—	—	6
Foreign currency translation adjustment	—	—	—	—	—	—	—	(241)	(241)
Net loss	—	—	—	(568)	—	—	—	—	(568)

Total comprehensive loss	—	—	—	—	—	—	—	—	(809)

Balances at Sept. 30, 2001	12,137	121	114,664	(11,727)	—	(35)	(729)	(337)	101,957
Issuance of common stock to 401(k) plan	39	1	59	—	—	—	—	—	60
Amortization of stock option compensation	—	—	6	—	—	—	—	—	6
Foreign currency translation adjustment	—	—	—	—	—	—	—	317	317
Net income	—	—	—	2,204	—	—	—	—	2,204

Total comprehensive income	—	—	—	—	—	—	—	—	2,521

Balances at Sept. 30, 2002	12,176	122	114,729	(9,523)	—	(35)	(729)	(20)	104,544
Issuance of common Stock to 401(k) plan	21	—	64	—	—	—	—	—	64
Amortization of stock option compensation	—	—	3	—	—	—	—	—	3
Issuance of restricted shares to employee	—	—	784	—	(784)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	505	505
Net income	—	—	—	362	—	—	—	—	362

Total comprehensive income	—	—	—	—	—	—	—	—	867

Balances at Sept. 30, 2003	12,197	$122	$115,580	$(9,161)	$(784)	$(35)	$(729)	$485	$105,478

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Organization and Summary of Significant Accounting Policies

Organization: EZCORP, Inc. (the “Company”) is engaged primarily in operating pawnshops and payday loan stores. As of September 30, 2003, the Company operated 280 pawn locations in 11 states, offered payday loans in 225 of its pawnshops, and offered payday loans in four “Mono-line” stores, specializing in payday loans, as well as an Austin, Texas based payday loan call center. The stores function as sources of customer credit and the pawnshops function as specialty retailers primarily of previously owned merchandise.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for its 28.9% interest in Albemarle & Bond Holdings, plc (“A&B”) using the equity method.

Pawn Loan Revenue Recognition: Pawn loans are made on the pledge of tangible personal property. Pawn service charges on pawn loans are recorded using the interest method for all pawn loans the Company deems to be collectible based on historical redemption rates. If the pawn loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (pawn loan principal) or market (net realizable value) of the property. When this inventory is sold, sales revenue and the related cost are recorded at the time of sale.

Payday Loan Revenue Recognition: Payday loans are unsecured and generally made for periods of less than 30 days. In most locations, the Company markets payday loans made by County Bank of Rehoboth Beach, Delaware (“County Bank”), and may purchase an 85% participation in the loans made by County Bank. In a limited number of locations, the Company makes payday loans without the participation of County Bank. The loans and related fees reported in the Company’s consolidated financial statements reflect both the Company’s participation interest in loans made by County Bank and loans made directly by the Company. Finance charges on payday loans are recorded using the interest method.

Allowance for Losses on Payday Loans: The Company charges defaulted payday loans to bad debt expense when they default, leaving only active loans in the reported balance. The amount collected from defaulted loans is recorded as a reduction of bad debt expense at the time of collection. The Company provides for a valuation allowance on both the principal and fees receivable, based on recent net default rates. Net defaults and changes in the principal valuation allowance are charged to bad debt expense. Fees related to defaulted loans and changes to the fee receivable valuation allowance are charged to service charge revenue. In Fiscal 2002 and 2003, the Company’s bad debt expense, included in store operating expense, was $3.1 million and $3.6 million, respectively.

Total Revenues: In Fiscal 2003, the Company’s total revenues were comprised of 28% pawn service charges, 65% sales, 6% payday loan service charges, and 1% other fee revenue. In Fiscal 2002, the Company’s total revenues were comprised of 29% pawn service charges, 67% merchandise sales, and 4% payday loan service charges.

Cash and Cash Equivalents: The Company considers investments with maturities of 90 days or less when purchased to be cash equivalents.

Inventory: Inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited pawn loans, merchandise purchased from customers, and merchandise acquired from the acquisition of other pawnshops. The Company provides an allowance for shrinkage and valuation based on management’s evaluation of the market value of the merchandise. At September 30, 2002 and 2003, the valuation allowance deducted from the carrying value of inventory amounted to $1,650,000 and $1,828,000, respectively.

Software Development Costs: The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use,” which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 2001, 2002, and 2003 approximately $1,979,000, $8,000, and $233,000 was capitalized in connection with the development and acquisition of internal software systems. Included in the 2001 cost is $278,000 of capitalized interest. No interest was capitalized in 2002 or 2003. Capitalized costs are amortized by the straight-line method over the estimated useful lives of each system, ranging from two to eight years.

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

Intangible Assets: The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment at least annually. The effects of the adoption of this new accounting principle are discussed in Note B.

Long-Lived Assets: Long-lived assets (i.e., property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss, if any, is measured as the difference between the net book value and the estimated fair value of the related assets.

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

Foreign Currency Translation: The Company’s equity investment in A&B is translated into U.S. dollars at the exchange rate as of A&B’s balance sheet date (June 30). The related interest in A&B’s net income is translated at the average exchange rate for each six-month period reported by A&B. Resulting translation adjustments are reflected as a separate component of stockholders’ equity.

Advertising: Advertising costs are expensed as incurred. Advertising expense was approximately $1,146,000, $1,154,000, and $1,189,000 for the fiscal years ended September 30, 2001, 2002, and 2003, respectively.

Income Taxes: The Company files a consolidated income tax return with its wholly owned subsidiaries. Deferred taxes are recorded based on the liability method and result primarily from differences in the timing of the recognition of certain revenue and expense items for federal income tax purposes and financial reporting purposes.

Stock-Based Compensation: The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The Company has

calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income. For the purpose of pro forma disclosures required, the estimated fair value of the options is expensed over the options’ vesting periods. The following table represents the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

	Years ended September 30,

	2001	2002	2003

	(In thousands, except per share amounts)
Net income (loss), as reported	$(568)	$2,204	$362
Less: pro forma compensation expense	447	505	552

Net income (loss), pro forma	$(1,015)	$1,699	$(190)
Earnings (loss) per share, pro forma — Basic	$(0.08)	$0.14	$(0.02)
Earnings (loss) per share, pro forma — Assuming dilution	$(0.08)	$0.14	$(0.02)

See Note I.

Segments: The Company accounts for its operations in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” No segment disclosures have been made as the Company considers its business activities as a single segment.

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

Recently Issued Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003, and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003. The Company believes adoption of FIN 46 will have no effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which requires that the extinguishment of debt not be considered an extraordinary item under the Accounting Principles Board (“APB”) Opinion No. 30 (“APB 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the “unusual in nature and infrequent of occurrence” criteria in APB 30. The Company adopted SFAS No. 145 and related rules as of October 1, 2002. The adoption of SFAS No. 145 had no effect on the Company’s financial position or results of operations.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” effective January 1, 2003, resulting in no impact to the Company’s results of operations or financial position. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this statement had no impact on the Company’s operating results or financial position.

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective July 1, 2003. This Statement established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of this Statement had no impact on the Company’s results of operations or financial position.

Note B: Change in Accounting Principle

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, which resulted in a $453,000 annual increase in “equity in net income of unconsolidated affiliates.” During the quarter ended December 31, 2002, the Company, with the assistance of independent valuation specialists, completed impairment tests of its goodwill and pawn licenses. The testing estimated enterprise value based on discounted cash flows and market capitalization and indicated no impairment of pawn licenses and an implied fair value of goodwill of $0 based on the allocation of enterprise value to all of the Company’s assets and liabilities. This resulted in an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change. The Company assesses its goodwill and indefinite lived intangible assets as of July 1 of each year or more frequently if events or changes in circumstances indicate impairment. Excluding the cumulative adjustment recognizing impairment of the Company’s goodwill, the Company concluded that there was no impairment of its indefinite lived intangible assets in Fiscal 2003.

The following table presents the results of the Company on a comparable basis as if SFAS No. 142 had been effective for all periods presented.

	Years Ended September 30,

	2001	2002	2003

	(In thousands, except per share amounts)
Net income (loss) as reported	$(568)	$2,204	$362
Goodwill and pawn license amortization, net of tax	398	398	—
Amortization of goodwill related to A&B, net of tax	299	299	—
Cumulative effect of adopting a new accounting principle, net of tax	—	—	8,037

Adjusted net income	$129	$2,901	$8,399
Basic earnings (loss) per share:
Net income (loss) as reported	$(0.05)	$0.18	$0.03
Goodwill and pawn license amortization, net of tax	0.03	0.03	—
Amortization of goodwill related to A&B, net of tax	0.03	0.03	—
Cumulative effect of adopting new accounting principle, net of tax	—	—	0.66

Adjusted net income	$0.01	$0.24	$0.69
Diluted earnings (loss) per share:
Net income (loss) as reported	$(0.05)	$0.18	$0.03
Goodwill and pawn license amortization, net of tax	0.03	0.03	—
Amortization of goodwill related to A&B, net of tax	0.03	0.03	—
Cumulative effect of adopting a new accounting principle, net of tax	—	—	0.64

Adjusted net income	$0.01	$0.24	$0.67

The following table presents the carrying amount for each major class of indefinite-lived intangible asset at the specified dates:

	September 30,

	2002	2003

	(In thousands)
Goodwill	$11,148	$—
Pawn licenses	1,549	1,549

Total	$12,697	$1,549

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

	September 30, 2002		September 30, 2003

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

		(In thousands)
License application fees	$742	$530	$742	$561
Real estate finders’ fees	554	210	554	249
Non-compete agreements	388	199	388	219

Total	$1,684	$939	$1,684	$1,029

Total amortization expense from definite-lived intangible assets was approximately $107,000, $72,000, and $90,000 for the years ended September 30, 2001, 2002, and 2003. The following table presents the

Company’s estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2003:

Amortization
Fiscal Year	Expense

(In thousands)
2004	$77
2005	68
2006	67
2007	67
2008	66

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

Note C: Restructuring Charge

Pursuant to a restructuring plan, the Company decided to close 54 stores and recorded a pretax charge of $11.8 million ($7.8 million net of tax) in Fiscal 2000. In June 2001, the Company re-evaluated seven remaining stores that had not been closed, and decided to continue their operation, based on their improved operating performance and future outlook. Accordingly, the Company reversed the $1.3 million restructure accrual related to these seven stores. The Company recorded an additional $0.3 million restructure expense for the 47 stores previously closed, primarily to account for lease obligations costing more than originally estimated, resulting in a net credit to restructuring expense of $1.0 million in the period ended June 30, 2001, $0.3 million of which is included in cost of sales. The Company utilized $0.2 million of the reserve during Fiscal 2002 and the remaining balance of $34,000 during Fiscal 2003. At September 30, 2003, the Company no longer had a balance in the restructuring reserve.

Note D: Earnings Per Share

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

	Years Ended September 30,

	2001	2002	2003

	(In thousands)
Numerator
Numerator for basic and diluted earnings per share:
Income (loss) before cumulative effect of adopting a new accounting principle	$(568)	$2,204	$8,399
Cumulative effect of adopting a new accounting principle, net of tax	—	—	(8,037)

Net income (loss)	(568)	2,204	362

Denominator
Denominator for basic earnings per share:
Weighted average shares	12,104	12,143	12,181
Effect of dilutive securities:
Warrants and options	—	149	371

Dilutive potential common shares	—	149	371

Denominator for diluted earnings per share: adjusted weighted average shares and assumed conversions	12,104	12,292	12,552

Basic earnings (loss) per share	$(0.05)	$0.18	$0.03

Diluted earnings (loss) per share	$(0.05)	$0.18	$0.03

Outstanding options to purchase shares of common stock were as follows:

	Years Ended September 30,

	2001	2002	2003

Total options outstanding
Weighted average shares subject to options	1,289,441	1,460,689	2,001,344
Average exercise price per share	$8.57	$7.70	$6.14
Anti-dilutive options outstanding
Weighted average shares subject to options	1,289,441	937,701	910,810
Average exercise price per share	$8.57	$10.87	$10.69

Options outstanding in 2001 were excluded from the computation of loss per share because the Company incurred a loss for that year.

Note E: Investments

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 29% of the total outstanding shares. The shares were acquired in 1998 at a total cost of $12.8 million. A&B is primarily engaged in pawnbrokering, retail jewelry sales and check cashing in England and Wales. The investment is accounted for using the equity method. Since A&B’s fiscal year end is June 30, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company’s fiscal year end of September 30 represents its percentage interest in the results of A&B’s operations from July 1 to June 30. The undistributed earnings included in the Company’s consolidated accumulated deficit are $1.4 million as of September 30, 2003. A&B’s shares are listed on the Alternative Investment Market of the London Stock Exchange and at November 21, 2003, the market value of this investment was approximately $20.9 million, based on the closing market price and foreign currency exchange rate on that date.

Below is summarized financial information for A&B’s most recently reported results, converted to U.S. dollars using the foreign exchange rates applicable for each of the dates and time periods indicated:

	As of June 30,

	2002	2003

	($000’s)
Current assets	$30,061	$36,145
Noncurrent assets	7,122	8,654

Total assets	$37,183	$44,799

Current liabilities	$3,860	$3,926
Noncurrent liabilities	13,035	16,090
Equity shareholders’ funds	20,288	24,783

Total liabilities and stockholders’ equity	$37,183	$44,799

	Years ended June 30,

	2001	2002	2003

	($000’s)
Turnover (gross revenues)	$20,927	$25,731	$32,094
Gross profit	14,594	17,656	22,468
Profit after tax (net income) before change in accounting policy (a)	2,462	3,700	4,827
Profit after tax (net income) after change in accounting policy (a)	2,462	3,227	4,827

(a)	According to A&B’s annual report, “Cumulative goodwill written off against reserves amounting to [U.S. $690,000 (2002: $628,000)] acquired prior to adoption of FRS 10 [Financial Reporting Standard 10 in accordance with United Kingdom Generally Accepted Accounting Principles] has not been reinstated, as permitted by the transitional provisions of FRS 10. A prior year adjustment was made in 2002 to reflect the implementation of FRS 19.”

At September 30, 2003, the recorded balance of the Company’s investment in A&B, accounted for on the equity method, was $14.7 million. The Company’s equity in net assets of A&B was $7.2 million. The difference between the recorded balance and the Company’s equity in A&B’s net assets represents the $7.1 million of unamortized goodwill which resulted from the initial purchase, plus the cumulative difference resulting from A&B’s earnings, dividend payments, and translation gain since the date of investment.

In 2000, the Company invested $1.1 million in an internet related start-up company and accounted for it under the cost method. Based on the investee’s performance to date, the Company determined at September 30, 2003 that its investment was fully impaired, resulting in a $1.1 million impairment charge recorded in Fiscal 2003.

Note F: Property and Equipment

Major classifications of property and equipment were as follows:

	September 30,

	2002	2003

	(In thousands)
Land	$401	$44
Buildings and improvements	33,252	33,418
Furniture and equipment	34,678	36,402
Software	20,908	21,141
Construction in progress	108	56

Total	89,347	91,061
Less accumulated depreciation	(57,157)	(65,692)

	$32,190	$25,369

Note G: Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses consisted of the following:

	September 30,

	2002	2003

	(In thousands)
Trade accounts payable	$2,923	$1,948
Accrued payroll and related expenses	3,909	4,462
Accrued interest	889	234
Accrued rent and property taxes	1,285	1,775
Other accrued expenses	2,609	2,682

	$11,615	$11,101

Note H: Long-Term Debt

Long-term debt consisted of:

	September 30,

	2002	2003

	(In thousands)
Note payable to bank under credit agreement	$42,245	$31,000
Less current maturities	2,936	—

	$39,309	$31,000

The Company’s $42.5 million credit agreement matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company’s assets. At September 30, 2003, availability of funds under the Company’s credit agreement was $10.8 million. The Company may choose either a Eurodollar rate or the agent bank’s base rate. Interest accrues at the Eurodollar rate plus 250 to 325 basis points or the agent bank’s base rate plus 100 to 175 basis points, depending on the leverage ratio computed at the end of each quarter, subject to a minimum rate of 4.5%. At September 30, 2003, the applicable interest rate was 4.5%. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends is prohibited and additional debt is restricted.

The Company has a $0.7 million letter of credit as required by an insurance policy.

Note I: Common Stock, Warrants, and Options

The capital stock of the Company consists of two classes of common stock designated as Class A Non-Voting Common Stock (“Class A Common Stock”) and Class B Voting Common Stock (“Class B Common Stock”). The rights, preferences, and privileges of the Class A and Class B Common Stock are similar except that each share of Class B Common Stock has one vote and each share of Class A Common Stock has no voting privileges. All Class A Common Stock is publicly held. Holders of Class B Common Stock may, individually or as a class, convert some or all of their shares into Class A Common Stock. Class A Common Stock becomes voting common stock upon the conversion of all Class B Common Stock to Class A Common Stock. The Company is required to reserve such number of authorized but unissued shares of Class A Common Stock as would be issuable upon conversion of all outstanding shares of Class B Common Stock.

At September 30, 2003, warrants to purchase 23,579 shares of Class A Common Stock and 4,074 shares of Class B Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.

The Company has an Incentive Stock Option Plan (the “1991 Plan”) under which options to purchase Class A Common Stock were granted to employees until adoption of the EZCORP, Inc 1998 Incentive Plan (the “1998 Plan”) discussed below. Options granted under the 1991 Plan were granted at exercise prices equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Grants under the 1991 Plan provide for accelerated vesting upon a change in control of the Company.

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the 1998 Incentive Stock Option Plan (the “1998 Plan”), which provided for the issuance of shares for stock option awards of up to 1,275,000 of the Company’s Class A Common Stock. In approving the 1998 Plan, the Compensation Committee resolved that no further options would be granted under any previous plans. The number of shares eligible to be awarded under the 1998 Plan is 1,275,000, and was not increased to 1,955,000 as was disclosed in the Annual Report for the year ended September 30, 2002.

On November 5, 1998, the Compensation Committee of the Board of Directors approved a grant of 1,023,000 options to executive officers, exercisable at $10.00 per share, and, except as discussed below, vesting on October 6, 2008. As of September 30, 2003, 450,000 of these options remained outstanding (options granted less options canceled due to employee termination) and none had been exercised. The terms of this grant provide for accelerated vesting upon achievement of certain debt to equity ratios and levels of earnings per share.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2003, 520,000 of these options remained outstanding (options granted less options canceled due to employee termination) and none had been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005.

On September 17, 2003, the Board of Directors approved the adoption of the EZCORP, Inc. 2003 Incentive Plan (the “2003 Plan”). The 2003 Plan permits grants of the same types of options, SARs and LSARs as the 1991 and 1998 plans and provides for stock option awards of up to 500,000 of the Company’s Class A Common Stock. In approving this plan, the Board of Directors resolved that no further options would be granted under the 1998 Plan. As of September 30, 2003, the Company had 102,000 active options outstanding to executive officers (options granted less options canceled due to employee termination) under the 2003 Plan at a price of $6.27. None of these options are vested.

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board, Sterling Brinkley, subject to his acceptance of the stock award agreement. The closing price of the Company’s stock on September 17, 2003 was $6.27. The restriction requires that Mr. Brinkley remain employed with the Company through September 17, 2005. The Company also agreed to reimburse Mr. Brinkley for the income tax consequences resulting from the award. These restricted shares are not included in the Summary of Option Plan Activity or Range of Options Outstanding tables below.

Also on September 17, 2003, the Compensation Committee of the Board of Directors approved a grant of 100,000 options to the Chairman of the Board, Sterling Brinkley, exercisable at $6.27 per share. Forty percent of these options vest on September 15, 2004, and 60% vest on September 15, 2005.

In Fiscal 2001, 2002, and 2003, the Compensation Committee of the Board of Directors approved additional grants of options under the 1998 and 2003 Plans at exercise prices ranging from $2.00 to $15.00. Under the 1991 Plan, the 1998 Plan and the 2003 Plan, options typically vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. No options have been exercised pursuant to any Plan. Total options available for grant at September 30, 2003 under the 2003 Plan were 236,000. A summary of the option plans’ activity follows:

Summary of Option Plan Activity

		Price Range of
	Number of Shares	Shares	Weighted Average

Outstanding at September 30, 2000	998,306	$2.00 - $21.75	$10.73
Granted	386,800	$2.00 - $ 2.41	$2.01
Forfeited	(119,883)	$2.00 - $21.75	$5.10
Expired	—	—	—
Exercised	—	—	—

Outstanding at September 30, 2001	1,265,223	$2.00 - $21.75	$8.60

Granted	236,000	$2.00 - $ 3.60	$2.03
Forfeited	(49,500)	$2.00 - $21.75	$3.33
Expired	—	—	—
Exercised	—	—	—

Outstanding at September 30, 2002	1,451,723	$2.00 - $21.75	$7.71

Granted	876,000	$2.30 - $ 6.27	$3.05
Forfeited	(200,030)	$2.00 - $13.00	$3.64
Expired	(14,700)	$21.75	$21.75
Exercised	—	—	—

Outstanding at September 30, 2003	2,112,993	$2.00 - $15.00	$6.13

Range of Options Outstanding

			Weighted		Exercisable
		Weighted	Average		Shares
	Number of	Average	Remaining		Weighted
Range of	Shares	Exercise	Contractual		Avg. Exer.
Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$ 2.00 - $ 4.24	1,160,520	$2.48	8.27	267,014	$2.47
$ 6.27 - $ 6.27	139,000	$6.27	5.33	—	$—
$10.00 - $10.00	516,500	$10.00	5.24	63,200	$10.00
$12.00 - $12.75	68,973	$12.34	2.54	68,973	$12.34
$13.00 - $15.00	228,000	$13.99	3.26	148,000	$13.85

$ 2.00 - $15.00	2,112,993	$6.13	6.61	547,187	$7.66

Pro forma information regarding net income (loss) is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option valuation model, the Company used the following weighted average assumptions for the years ended September 30, 2001, 2002, and 2003, respectively:

	September 30,

	2001	2002	2003

Risk-free interest rate	5.50%	2.58%	2.82%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	1.490	0.99	0.56
Expected life of the options	5 years	5 years	5 years
Weighted average fair value of options granted:
Exercise price greater than market value at date of grant	$0.99	$1.19	$1.47
Exercise price equal to market value at date of grant	$—	$2.32	$2.33
Exercise price less than market value on the date of grant	$2.30	$—	$—

Shares of reserved common stock at September 30, 2003, were as follows:

	Class A	Class B

Stock compensation plans	1,971,973	—
Stock warrants	23,579	4,074
Conversion of Class B Common Stock	1,198,990	—

	3,194,542	4,074

Pro forma information regarding net income (loss) is presented in Note A.

Note J: Income Taxes

The income tax provision (benefit) attributable to continuing operations is as follows:

	Years Ended September 30,

	2001	2002	2003

	(In thousands)
Current
Federal	$—	$301	$3,046
State	—	—	—

	—	301	3,046
Deferred
Federal	(142)	993	(4,216)
State	—	—	—

	$(142)	$1,294	$(1,170)

The income tax provision (benefit) is included in the financial statements as follows:

	Years Ended September 30,

	2001	2002	2003

	(In thousands)
Continuing operations	$(142)	$1,294	$(1,170)
Cumulative effect of adopting a new accounting principle	—	—	(3,111)

	$(142)	$1,294	$(4,281)

A reconciliation of income taxes calculated at the statutory rate and the provision (benefit) for income taxes attributable to continuing operations is as follows:

	Years Ended September 30,

	2001	2002	2003

	(In thousands)
Income taxes at the federal statutory rate	$(242)	$1,189	$2,458
State income tax, net of federal benefit	—	—	—
Change in valuation allowance	—	—	(3,700)
Other	100	105	72

	$(142)	$1,294	$(1,170)

Significant components of the Company’s deferred tax liabilities and assets as of September 30 are as follows:

	2002	2003

	(In thousands)
Deferred tax liabilities:
Tax over book amortization	$6,210	$3,962
Prepaid expenses	199	576
Other	322	—

Total deferred tax liabilities	6,731	4,538
Deferred tax assets:
Book over tax depreciation	6,921	8,481
Tax over book inventory	5,955	5,671
Accrued liabilities	252	480
Provision for store closings and related charges	11	—
Pawn service charge receivable	2,271	2,142
Tax carry-forwards	248	248
Other	—	70

Total deferred tax assets	15,658	17,092

Net deferred tax asset	8,927	12,554
Valuation allowance	(3,700)	—

Net deferred taxes	$5,227	$12,554

The Company eliminated the valuation allowance of $3.7 million based on management belief that it is more likely than not that the Company’s net deferred tax asset will be realized as a result of expected future taxable income from operations and implementation of certain tax planning strategies, if required.

Substantially all of the Company’s operating income was generated from domestic operations during 2002 and 2003. At September 30, 2002 and 2003, the Company has provided deferred income taxes on all undistributed earnings from its foreign unconsolidated affiliate. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2002 and 2003 of approximately $327,000 and $523,000, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

As of September 30, 2003, the Company had an alternative minimum tax credit carry-forward of $248,000, which does not expire. Utilization of the credit carry-forward may be subject to a substantial limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, should a change in ownership occur. The Company has no net operating loss carry-forward at September 30, 2003.

Note K: Related Party Transactions

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff, an affiliate of the general partner of the majority stockholder, provided management consulting and investment banking services to the Company for a $33,333 monthly retainer. These services include ongoing consultation with respect to offerings by the Company of its securities, including, but not limited to, the form, timing, and structure of such offerings. In addition to the retainer, Morgan Schiff has earned fees from the Company in prior years for other business and financial consulting services related to specific transactions. Morgan Schiff received $33,333 per month from October 1999 to June 2000 for its services as a financial advisor, and waived its retainer from July 2000 to October 2002. Effective October 1, 2003, the monthly retainer was increased to $100,000 per month, inclusive of most expenses.

The table below summarizes the retainer and expense reimbursements for out-of-pocket expenses paid to Morgan Schiff by the Company during Fiscal 2001, 2002, and 2003 (in $000’s):

	2001	2002	2003

Monthly retainer	$—	$—	$367
Expense reimbursements	426	498	400

Total	$426	$498	$767

In 1994, the Company loaned the former President and Chief Executive Officer, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders’ equity in these financial statements. In connection with Mr. Lambiase’s separation from the Company in 2000, the maturity date of the loan was extended to the earlier of (a) ten business days following the first day that the closing price for the Company’s stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company’s stock is equal to or exceeds $6 per share. On September 17, 2003, the Company’s stock closed at $6.27. Mr. Lambiase became responsible for interest beginning on September 18, 2003 through December 31, 2003 (payable on December 31, 2003) and for each year until maturity in August 2005. As of September 30, 2003, the amount owed is approximately $729,000 plus accrued interest of approximately $25,400. Any forgiveness of interest and related income tax costs are charged as compensation expense. During Fiscal 2001, 2002, and 2003, the Company recognized compensation expense of $124,000, $49,000, and $72,000, respectively.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company’s Class A Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, initially due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.12% for Fiscal 2003 for Mr. Brinkley).

Mr. Lambiase repaid his $1.5 million loan August 14, 2001. As stipulated by a loan amendment dated August 15, 2000, the Company forgave the related accrued interest on this date and reimbursed Mr. Lambiase for the income tax consequences of the interest forgiven.

Under the terms of Mr. Brinkley’s $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley’s death or disability or certain changes in control the then remaining principal and interest will be forgiven. As of September 30, 2003, the stock price target had not been attained and the amount owed was approximately $1.5 million plus accrued interest of $32,000. Accrued interest is forgiven based upon continued employment, and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt.

Under the $1.5 million loan to Mr. Brinkley, charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $169,000, $63,000, and $58,000 for years ended September 30, 2001, 2002, and 2003, respectively. In Fiscal 2001, the interest forgiveness and related income tax costs related to Mr. Lambiase’s $1.5 million loan were $127,000 and were charged to the Company’s restructuring reserve.

In February 2000, the Company loaned Mr. Rotunda $200,000 as an employment incentive. The principal and interest of the loan were subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda’s continued employment with the Company on February 24th of each year. The Company was required to reimburse Mr. Rotunda for the income tax consequence of any portion of the forgiveness. In Fiscal 2003 the remaining balance of this loan of $66,667 plus accrued interest of $1,651 was forgiven. During years 2001, 2002, and 2003, charges to operations consist of forgiveness of loan principal and interest and related income tax costs and totaled approximately $132,800, $120,400, and $113,960, respectively.

Note L: Leases

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

(In thousands)

2004	$11,712
2005	9,753
2006	8,291
2007	6,560
2008	4,401
Thereafter	25,164

$65,881

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases amount to $10,750 in 2004.

After an initial lease term of generally 5 to 10 years, the Company’s lease agreements typically allow renewals in five-year increments. The Company’s lease agreements generally include rent escalations throughout the initial lease term. Such rent escalations are included in the above numbers. For financial reporting purposes, the aggregate rentals over the lease term are expensed on a straight-line basis.

Net rent expense for the years ending September 30, 2001, 2002, and 2003 was $13.0 million, $13.9 million, and $15.5 million, respectively. Net rent expense includes the collection of sublease rent revenue of approximately $234,000, $161,000, and $75,000 for years ending September 30, 2001, 2002, and 2003.

During Fiscal 2001, 2002, and 2003, the Company completed several sale-leaseback transactions of some of its previously owned facilities. Losses on such sales were recognized immediately, and gains on such sales were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. Future rentals pursuant to these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on the Company’s other lease agreements.

Note M: Employment Agreements

As President and Chief Executive Officer, Joseph L. Rotunda’s annual compensation includes an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options. If Mr. Rotunda’s employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. Mr. Rotunda’s $200,000 loan by the Company was fully forgiven pursuant to its terms as of February 24, 2003.

Note N: 401(k) Plan

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company, in its sole discretion, may match in the form of the Company’s Class A Common Stock. Contribution expense related to the plan for 2001, 2002, and 2003 was approximately $89,000, $60,000 and $64,000, respectively.

Note O: Contingencies

From time to time, the Company is involved in litigation and regulatory actions arising from its normal business operations. Currently, the Company is a defendant in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be ascertained, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operation, or liquidity. There can be no assurance, however, as to the ultimate outcome of these actions.

Note P: Quarterly Information (Unaudited)

	Year Ended September 30

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Fiscal 2003
Total revenues	$53,199	$53,022	$46,903	$53,225
Net revenues	31,879	30,350	27,189	30,831
Net income before cumulative effect of adopting a new accounting principle	2,285	1,498	53	4,563
Cumulative effect of change in accounting principle	(8,037)	—	—	—
Net income (loss)	(5,752)	1,498	53	4,563
Income (loss) per common share, basic
Net income before cumulative effect of adopting a new accounting principle	$0.19	$0.12	$0.00	$0.37
Net income (loss)	(0.47)	0.12	0.00	0.37
Income (loss) per common share, assuming dilution
Net income before cumulative effect of adopting a new accounting principle	$0.18	$0.12	$0.00	$0.36
Net income (loss)	(0.47)	0.12	0.00	0.36
Fiscal 2002
Total revenues	$54,582	$47,481	$43,140	$51,695
Net revenues	31,412	27,661	25,539	27,350
Net income (loss)	1,372	1,094	(513)	251
Net income (loss) per share	$0.11	$0.09	$(0.04)	$0.02

In the quarter ended September 20, 2003, the Company decreased its valuation allowance placed on its deferred tax asset by $3.7 million based on the Company’s improved operating results and outlook for continued earnings growth. This resulted in a $3.7 million decrease to the tax provision for the quarter and had a favorable net income effect of $3.7 million ($0.30 per share). Also during the quarter, the Company recorded a $1.1 million impairment of investment made in 2000 in an internet related start-up. This impairment had an unfavorable effect on net income of $715,000 ($0.06 per share). Excluding these two items, net income for the quarter was $1,578,000 ($0.12 per share).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c)	Limitations on Controls

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of November 21, 2003 were as follows:

Name	Age	Title

Sterling B. Brinkley(1)	51	Chairman of the Board of Directors
Joseph L. Rotunda(1)(3)	56	President, Chief Executive Officer, and Director
Dan N. Tonissen(1)(3)	53	Senior Vice President, Chief Financial Officer, Assistant Secretary, and Director
Gary C. Matzner(4)	55	Director
Mark C. Pickup(2)(4)	53	Director
Richard D. Sage(2)(4)	63	Director
Robert F. Bloom	52	Vice President of Operations Administration
Daniel M. Chism	35	Controller and Assistant Secretary
Robert A. Kasenter	57	Vice President of Human Resources
John R. Kissick	61	Vice President of Strategic Development
Connie L. Kondik	39	Vice President, Secretary, and General Counsel
Michael Volpe	39	Vice President of Store Operations
Tom B. Young	54	Vice President and Chief Information Officer

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Section 401(k) Plan Committee
(4)	Member of Audit Committee

Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. Mr. Brinkley serves as a Director of Albemarle & Bond Holdings plc, which the Company owns approximately 29%. In addition, Mr. Brinkley is President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership. Mr. Brinkley has also served as Chairman of the Board or Chairman of the Executive Committee of Crescent Jewelers, Inc., an affiliate of the Company, since 1988 and currently serves as interim Chief Executive Officer; from 1990 to December 2003, he served as Chairman of the Board or Chairman of the Executive Committee of Friedman’s, Inc, also an affiliate of the Company. From 1986 to 1990, Mr. Brinkley served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of the Company. See “Security Ownership of Certain Beneficial Owners and Management.”

Mr. Rotunda joined the Company as director, President, and Chief Operating Officer in February 2000 and assumed the role of Chief Executive Officer of the Company in August 2000. From 1998 to 2000, he was Chief Operating Officer of G&K Services, Inc, a $500 million provider of uniform and textile products. From 1991 to 1998 he progressed through several officer positions to Executive Vice President and Chief Operating Officer of Thorn Americas, Inc. Mr. Rotunda also currently serves as a Director of Easyhome, Ltd., Toronto, Canada.

Mr. Tonissen has served as a director, Senior Vice President, Chief Financial Officer, and Assistant Secretary of the Company since August 1994. Prior to 1994, he held senior level financial positions with La Salsa Holding Company, Valley Grain Products, Inc., and Denny’s, Inc.

Mr. Matzner has served as director of the Company since July 2002. He has been Senior Counsel with the law firm of McDermott, Will & Emery since August 2002. From 1997 to July 2002, Mr. Matzner was President of Nobel Health Services, Inc., a provider of health care consulting services. From 1999 to May 2001, Mr. Matzner was also President of Oakridge Outpatient Center, Inc.

Mr. Pickup has served as director of the Company since 1993. He served as President and Co-Chief Executive Officer of Crescent Jewelers, Inc. from 1993 to 1995 and Chief Financial Officer of Crescent Jewelers, Inc. from 1992 to 1995. Since 1993, Mr. Pickup has also served as a director of Friedman’s, Inc. Prior to 1992, Mr. Pickup was a partner in the firm of Ernst & Young LLP.

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

Mr. Bloom joined the Company in June 2000 and served in several capacities until becoming the Vice President of Operations Administration in October 2003. From January 1999 to April 2000, he served as the Metromedia Restaurant Group Regional Vice President of Franchise Operations for the Family Steakhouse division. Prior to 1999, he served as the Vice President of the Rural Division for Thorn Americas, Vice President and General Manager — Thorn Leasing Concepts, and Vice President Operations Administration for Thorn Americas, Inc.

Mr. Chism has served as Controller and Assistant Secretary of the Company since August 1999. From 1996 to 1999, Mr. Chism served as Audit Manager for Ernst & Young LLP, where he also served as an audit Senior and audit staff member from 1991 to 1995. From 1995 to 1996, Mr. Chism served as a Director of Internal Audit and a Departmental Controller for VarTec Telecom, Inc.

Mr. Kasenter joined the Company in August 2003 as Vice President of Human Resources. He has been a director of the Donnkenny Apparel Board since 2001. Mr. Kasenter has been the President & Chief Executive Officer of Strategic Executive Actions, a Chicago-based management consulting firm specializing in human resource crisis issues, since 1999. Prior to that, he was the Executive Vice President of Human Resources and Corporate Communications for Montgomery Ward for 13 years. He was employed by Montgomery Ward from June 1968 to May 1999 in various store operations and corporate staff positions.

Mr. Kissick has served as Vice President of Strategic Development since August 2001. From 1991 to 1998 he served as Vice President of Strategic Planning for Thorn Americas, Inc. Prior to 1991, he held senior marketing positions at Reynolds and Reynolds, Hobart Corporation, and Pizza Hut.

Ms. Kondik has served as General Counsel since June 2000, Secretary since January 2001, and Vice President since January 2003. From June 1995 to June 2000, Ms. Kondik served as Sr. Associate General Counsel, Vice-President, and Assistant Secretary of Empire Funding Corp. and TMI Financial, Inc., a national sub-prime mortgage lender and servicer.

Mr. Volpe joined the Company in October 2003 as Vice President of Store Operations. From August 2001 to October 2003, he was a multi-unit manager for Toys “R” Us in the Chicago Area. Prior to that, Mr. Volpe spent ten years in several positions with Montgomery Ward, including the National Director of Hardlines and District Manager positions.

Mr. Young has served as the Chief Information Officer of the Company since May 2000. From 1995 to 1999 he served as the Director of Retail Systems for Cracker Barrel Old Country Stores. Prior to 1995 he served as Director of Systems and Director of Telecommunications for Service Merchandise.

Committees of the Board

The Board of Directors held seven meetings during the year ended September 30, 2003. The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 2003 were Mr. Brinkley, Mr. Rotunda, and Mr. Tonissen. The Executive Committee held one formal meeting during Fiscal 2003, and all members attended. The Audit Committee, comprised of Mr. Pickup, Mr. Sage, and Mr. Matzner, held five meetings in Fiscal 2003 that all members attended. All audit committee members are independent directors and are financially literate. Mr. Pickup is an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934. The Compensation Committee, comprised of Mr. Pickup and Mr. Sage, held two informal meetings during Fiscal 2003 of which both members attended. All actions taken during the year were by Written Unanimous Consent. The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen. All Fiscal 2003 actions of this committee were by Written Unanimous Consents in lieu of meetings. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.

Code of Conduct and Ethics

The Company has in place a Code of Conduct and Ethics applicable to all employees, as well as the Board of Directors and executive officers. Copies of the Company’s Code of Conduct and Ethics are available, free of charge by submitting a written request to EZCORP, Inc., Investor Relations, 1901 Capital Parkway, Austin, Texas 78746 or may be obtained from the Company’s website at www.ezcorp.com.

Compliance with Section 16(a) of the Exchange Act

Based primarily on statements received from officers and directors and a review of the relevant Forms 3, 4, and 5, all officers, directors, and beneficial owners of more than ten percent of any class of equity securities were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Summary
The following table sets forth compensation earned for services during Fiscal 2001, 2002, and 2003 by the Company’s Chief Executive Officer, and each of the Company’s four most highly compensated executive officers whose total annual compensation exceeded $100,000 (such persons collectively herein referred to as the “Named Executive Officers”).

					Long Term
		Annual Compensation			Compensation
					Restricted Stock	All other
		Salary	Bonus	Other	Awards	Compensation
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)

Sterling B. Brinkley	2001	25,472	87,000	81,605	—	1,669
Chairman of the Board	2002	260,384	34,486	—	—	1,332
	2003	373,365	31,800	—	783,750	1,349
Joseph L. Rotunda	2001	400,000	78,298	75,852	—	2,622
President, Chief Executive Officer and	2002	437,692	409,680	87,417	—	1,512
Director(3)	2003	469,154	538,318	74,812	—	1,475
Dan N. Tonissen	2001	240,000	—	28,018	—	1,830
Senior Vice President, Chief Financial	2002	249,615	70,875	—	—	1,134
Officer, Assistant Secretary and Director	2003	259,577	102,050	—	—	819
Robert F. Bloom	2001	161,539	—	—	—	1,179
Vice President	2002	167,753	41,076	—	—	762
	2003	172,789	56,874	—	—	551
Daniel M. Chism	2001	129,810	—	—	—	313
Controller and Assistant Secretary	2002	133,782	33,475	—	—	626
	2003	137,827	39,095	—	—	439
Tom B. Young	2001	126,780	—	—	—	590
Vice President and Chief Information	2002	131,803	38,016	—	—	990
Officer(4)	2003	135,831	52,360	42,347	—	1,159

(1)	On September 17, 2003, Mr. Brinkley was awarded 125,000 shares of restricted Class A Common Stock. The restriction requires Mr. Brinkley to remain employed by the Company until September 17, 2005 at which time the shares will be vested. The closing price of the Company’s stock on September 17, 2003 was $6.27. The Company also agreed to reimburse Mr. Brinkley for the income tax consequences of the award. As of September 30, 2003, the market value of these shares was $760,000.
(2)	This category includes the value of any life insurance premiums paid on behalf of the named executive.
(3)	Mr. Rotunda’s Other Annual Compensation includes $45,640 for payment of taxes for Fiscal 2003 and $19,806 for auto allowance plus taxes.
(4)	Mr. Young’s Other Annual Compensation is for relocation to Austin, Texas.

Employment Agreements
As President and Chief Executive Officer, Joseph L. Rotunda’s annual compensation includes an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options. If Mr. Rotunda’s employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. Mr. Rotunda’s $200,000 loan by the Company was fully forgiven pursuant to its terms as of February 24, 2003.

Insider Notes
In 1994, the Company loaned the former President and Chief Executive Officer, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders’ equity in these financial statements. In connection with Mr. Lambiase’s separation from the Company in 2000, the maturity date of the loan was extended to the earlier of (a) ten business days following the first day that the closing price for the Company’s stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company’s stock is equal to or exceeds $6 per share. On September 17, 2003, the Company’s stock closed at $6.27. Mr. Lambiase became responsible for interest beginning on September 18, 2003 through December 31, 2003 (payable on December 31, 2003) and for each year until the note matures in August 2005. As of September 30, 2003, the amount owed is approximately $729,000 plus accrued interest of approximately $25,400. Any forgiveness of interest and related income tax costs are charged as compensation expense. During Fiscal 2001, 2002, and 2003, the company recognized compensation expense of $124,000, $49,000, and $72,000 respectively.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company’s Class A Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.12% for Fiscal 2003).

Mr. Lambiase repaid his $1.5 million loan August 14, 2001. As stipulated by a loan amendment dated August 15, 2000, the company forgave the related accrued interest on this date and reimbursed Mr. Lambiase for the income tax consequences of the interest forgiven.

Under the terms of Mr. Brinkley’s $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley’s death or disability or certain changes in control the then remaining principal and interest will be forgiven. Through September 30, 2003, the stock price target had not been attained. As of September 30, 2003, the amount owed is $1.5 million plus accrued interest of $32,000. Accrued interest is forgiven based upon continued employment, and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt.

Under the $1.5 million loan to Mr. Brinkley, charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $169,000, $63,000, and $58,000 for the years ended September 30, 2001, 2002, and 2003, respectively. In Fiscal 2001, the interest forgiveness and related income tax costs related to Mr. Lambiase’s $1.5 million loan were $127,000 and were charged to the Company’s restructuring reserve. In Fiscal 2003, only Mr. Brinkley’s $1.5 million loan is outstanding.

In February 2000, the Company loaned Mr. Rotunda $200,000 as an employment incentive. The principal and interest of the loan were subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda’s continued employment with the Company on February 24th of each year. The Company was required to reimburse Mr. Rotunda for the income tax consequence of any portion of the forgiveness. In Fiscal 2003 the remaining balance of this loan of $66,667 plus accrued interest of $1,651 was forgiven. During years 2001, 2002, and 2003, charges to operations consist of forgiveness and related income tax costs and totaled approximately $132,800, $120,400, and $113,960, respectively.

Director Compensation
Mr. Pickup received $31,500 during 2003 as compensation for his service as a director and Chairman of the Audit Committee. Mr. Sage and Mr. Matzner each received $13,500 as compensation for board service. Mr. Lambiase received $9,000 as compensation for board service prior to his resignation in April 2003. No other outside director received compensation from the Company during Fiscal 2003.

Stock Options
On November 5, 1998, the Compensation Committee of the Board of Directors approved the grant of 350,000 options to Mr. Brinkley and 100,000 options to Mr. Tonissen that remain outstanding. The options are exercisable at $10 per share, vest on October 6, 2008, and have a contractual life of ten years. The terms of this grant provide for accelerated vesting upon achievement of certain debt to equity ratios and levels of earnings per share. If any of these options fail to qualify as incentive options under the Internal Revenue Code, the Company has agreed to pay a bonus to each optionee at the time and in the amount of any resulting tax savings realized by the Company.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2003, 520,000 of these options remained outstanding (options granted less options canceled due to employee termination) and none had been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005.

On September 17, 2003, the Compensation Committee of the Board of Directors approved a grant of 100,000 options to Mr. Brinkley, exercisable at $6.27 per share. Forty percent of these options vest on September 15, 2004, and 60% vest on September 15, 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

	Number of	%of Total
	Securities	Options/			Potential Realizable Value
	Underlying	SARs			At Assumed Annual Rates of Stock
	Options/	Granted to	Exercise or		Price Appreciation for Option Term(2)
	SARs	Employees in	Base Price	Expiration
Name	Granted(1)	Fiscal Year	($/Sh)	Date	5%	10%

Sterling B. Brinkley Chairman of the Board(3)	100,000	11%	$6.27	9/17/2013	$394,317	$999,277
Joseph L. Rotunda President, Chief Executive Officer and Director	150,000	17%	$2.57	10/30/2012	$176,469	$509,341
Dan N. Tonissen Senior Vice President, Chief Financial Officer, Assistant Secretary and Director	100,000	11%	$2.57	10/30/2012	$117,646	$339,561
Robert F. Bloom Vice President of Operations Administration	100,000	11%	$2.57	10/30/2012	$117,646	$339,561

	Number of	%of Total
	Securities	Options/			Potential Realizable Value
	Underlying	SARs			At Assumed Annual Rates of Stock
	Options/	Granted to	Exercise or		Price Appreciation for Option Term(2)
	SARs	Employees in	Base Price	Expiration
Name	Granted(1)	Fiscal Year	($/Sh)	Date	5%	10%

Daniel M. Chism Controller and	2,000	0%	$6.27	9/17/2013	$7,886	$19,986
Assistant Secretary	7,000	1%	$2.57	10/01/2012	$11,086	$28,308
Tom B. Young Vice President and Chief Information Officer	50,000	6%	$2.57	10/30/2012	$58,823	$169,780

(1)	Stock options typically become exercisable in five equal installments beginning one year after the date of grant.
(2)	As suggested by the Securities and Exchange Commission’s rules on executive compensation disclosure, the Company projected the potential realizable value of each grant of options or freestanding SARs, assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option or SAR term at annualized rates of 5% and 10%.
(3)	Excludes 125,00 shares of restricted stock award granted to Mr. Brinkley on September 17, 2003.

Aggregate Options/SAR Exercises in Last
Fiscal Year and FY-End Option/SAR Values

The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 2003 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company’s last fiscal year.

	Shares		Number of Securities	Value of Unexercised
	Acquired		Underlying Unexercised	In-the-Money
	On	Value	Options/SARs at	Options/SARs at
	Exercise	Realized	FY-End (#)	FY-End ($)(1)
Name	(#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Sterling B. Brinkley Chairman of the Board	—	—	125,000/450,000	—/—
Joseph L. Rotunda President, Chief Executive Officer and Director	—	—	253,334/296,666	$648,003/$798,497
Dan N. Tonissen Senior Vice President, Chief Financial Officer, Assistant Secretary and Director	—	—	58,313/216,000	$16,320/$416,280
Robert F. Bloom Vice President of Operations Administration	—	—	14,000/126,000	$45,120/$98,080
Daniel M. Chism Controller and Assistant Secretary	—	—	11,400/19,600	$13,872/$59,658
Tom B. Young Vice President and Chief Information Officer	—	—	14,000/76,000	$45,120/$273,580

(1)	Values stated are based upon the closing price of $6.08 per share of the Company’s Class A Common Stock on The NASDAQ Stock Market on September 30, 2003, the last trading day of the fiscal year.

Compensation Pursuant to Plans

Stock Incentive Plan
The Company’s 1991 Incentive Stock Option Plan (the “1991 Plan”) provides for (i) the granting of incentive stock options to purchase Class A Common Stock, (ii) the granting of nonqualified stock options to purchase Class A Common Stock, (iii) the granting of stock appreciation rights (“SARs”), and (iv) the granting of limited stock appreciation rights (“LSARs”) .

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

Options granted under the 1991 Plan were granted at exercise prices equal to or above the fair market value on the date of the grant. In October 1994, the Board of Directors amended the Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 2003, the Company had 179,313 active options outstanding to executive officers under the 1991 Plan at prices ranging from $12.00 to $14.00. Of these options, 179,313 are vested and none has been exercised.

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the “1998 Plan”). The 1998 Plan permits grants of the same types of options, SARs and LSARs as the 1991 Plan and provides for the issuance of shares for stock option awards of up to 1,275,000 of the Company’s Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. The number of shares eligible to be awarded under the 1998 Plan is 1,275,000, and was not increased to 1,955,000 as was disclosed in the Annual Report for the year ended September 30, 2002. As of September 30, 2003, the Company had 1,459,000 active options outstanding to executive officers (options granted less options canceled due to employee termination) under the 1998 Plan at prices ranging from $2.00 to $15.00. Of these options, 304,734 are vested and none have been exercised.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2003, 520,000 of these options remained outstanding (options granted less options canceled due to employee termination) and none had been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005.

On September 17, 2003, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 2003 Incentive Plan (the “2003 Plan”). The 2003 Plan permits grants of the same types of options, SARs and LSARs as the 1991 and 1998 plans and provides for stock option awards of up to 500,000 of the Company’s Class A Common Stock. As of September 30, 2003, the Company had 102,000 active options outstanding to executive officers (options granted less options canceled due to employee termination) under the 2003 Plan at a price of $6.27. None of these options are vested.

Also, on September 17, 2003, the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The closing price of the Company’s stock on September 17, 2003 was $6.27. The restriction requires that Mr. Brinkley remain employed with the Company through September 17, 2005. The Company also agreed to reimburse Mr. Brinkley for the income tax consequences resulting from the award.

401(k) Plan
On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the “401(k) Plan”), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company and those subsidiaries that adopt it may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. (not to exceed $12,000 in 2003, except if over age 50 and have met the $12,000 limit, then can contribute an additional $2,000) to the plan trust. The Company may match 25% of an employee’s contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the 401(k) Plan for 2003 was approximately $64,000. The Company’s contributions vest based on the employee’s length of service with the Company and its subsidiaries, with 25% of the total contributions vesting each year once the employee has two years of service (for the purposes of the 401(k) plan, a year of service is defined as 1,000 hours worked). On termination of employment, an employee will receive all of his contributions and any vested portion of the Company’s contributions, as adjusted by any earnings and losses.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has appointed a Compensation Committee comprised of Mr. Pickup and Mr. Sage. Both Mr. Pickup and Mr. Sage serve as directors and are also members of the Audit Committee of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Principal Stockholders

Phillip Ean Cohen indirectly controls the Company through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership (“MS Pawn”), which owns 100% of the Class B Voting Common Stock of the Company. The table below sets forth information regarding the beneficial ownership of the Company’s Common Stock as of November 21, 2003 for (i) each of the Company’s current directors, (ii) each of the Named Executive Officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company’s voting securities, and (iv) all current officers and directors as a group.

	Class A Non-Voting				Class B Voting
	Common Stock				Common Stock
							Voting
Name and Address of the Beneficial Owners(a)	Number		Percent		Number	Percent	Percent

MS Pawn Limited Partnership(b)(g)	1,388,857	(h)	11.39	%(h)	1,194,131	100%	100%
MS Pawn Corporation
Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York 10022

Sterling B. Brinkley(c)	325,615		2.93%		—	—	—
350 Park Avenue, 8th Floor
New York, New York 10022

Joseph L. Rotunda(d)	343,500		3.03%		—	—	—
1901 Capital Parkway
Austin, TX 78746

Dan N. Tonissen(e)	82,313		0.74%		—	—	—
1901 Capital Parkway
Austin, Texas 78746

Gary Matzner(m)	600		0.01%		—	—	—
2601 S. Batshore Dr.
Miami, Florida 33133

Mark C. Pickup(l)	5,600		0.05%		—	—	—
6734 Corte Segunda
Martinez, California 94553

Richard D. Sage(n)	1,831		0.02%		—	—	—
13636 Deering Bay Drive
Coral Gables, Florida 33158

Robert F. Bloom(i)	38,000		0.34%		—	—	—
1901 Capital Parkway
Austin, Texas 78746

Daniel M. Chism(j)	15,200		0.14%		—	—	—
1901 Capital Parkway
Austin, Texas 78746

Tom B. Young(k)	28,000		0.25%		—	—	—
1901 Capital Parkway
Austin, Texas 78746

All officers and directors as a group(b)(f)	869,459		7.46%		—	—	—

(a)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class B Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(b)	MS Pawn Corporation is the general partner of MS Pawn and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation. See “Certain Relationships and Related Transactions.” Mr. Cohen also owns 189,341 shares of Class A Common Stock directly.
(c)	Includes options to acquire 125,000 shares of Class A Common Stock at $14.00 per share and warrants to acquire 1,191 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 350,000 shares of Class A Common Stock at $10.00 per share or 100,000 shares of Class A Common Stock at $6.27 per share, none of which are currently exercisable. It also does not include 125,000 shares of restricted stock awarded. Between November 24, 2003 and November 26, 2003, 90,800 shares of Class A Common Stock were sold with prices ranging between $7.30 and $7.57 per share.
(d)	Includes options to acquire 50,000 shares of Class A Common Stock at $4.00 per share, 22,500 shares of Class A Common Stock at $2.57 per share, 200,000 shares of Class A Common Stock at $2.00 per share, 50,000 shares of Class A Common Stock at $10.00 per share and 20,000 shares of Class A Common Stock at $13.00 per share. Does not include options to acquire 127,500 shares of Class A Common Stock at $2.57 per share, 30,000 shares of Class A Common Stock at $13.00 per share, or 50,000 shares of Class A Common Stock at $15.00 per share, none of which are currently exercisable.
(e)	Includes options to acquire 24,313 shares of Class A Common Stock at $12.75 per share, 30,000 shares of Class A Common Stock at $12.00 per share, 15,000 share of Class A Common Stock at $2.57 per share, and 8,000 shares of Class A Common Stock at $2.00 per share. Does not include options to acquire 100,000 shares of Class A Common Stock at $10.00 per share, 85,000 shares of Class A Common Stock at $2.57 per share, or 12,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.
(f)	Includes 13 persons’ options to acquire 656,213 shares of Class A Common Stock at prices ranging from $2.00 to $15.00 per share and warrants to acquire 1,222 Class A Common Stock shares at $6.17 per share.
(g)	Includes warrants for 4,093 shares of Class A Common Stock and 4,074 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.
(h)	The number of shares and percentage reflect Class A Common Stock, together with Class B Common Stock, which is convertible to Class A Common Stock.
(i)	Includes options to acquire 14,000 shares of Class A Common Stock at $2.00 per share, 15,000 shares of Class A Common Stock at $2.57 per share, and 6,000 shares of Class A Common Stock at $4.00 per share. Does not include options to acquire 16,000 shares of Class A Common Stock at $2.00 per share, 4,000 shares of Class A Common Stock at $4.00 per share, or 85,000 shares of Class A Common Stock at $2.57 per share, none of which are currently exercisable.
(j)	Includes options to acquire 8,000 shares of Class A Common Stock at $10.00 per share, 1,400 shares of Class A Common Stock at $2.57 per share and 5,800 shares of Class A Common Stock at $2.00 per share. Does not include options to acquire 6,200 shares of Class A Common Stock at $2.00 per share, 2,000 shares of Class A Common Stock at $10.00 per share, 5,600 shares of Class A Common Stock at $2.57 per share, or 2,000 shares of Class A Common Stock at $6.27 per share, none of which are currently exercisable.
(k)	Includes options to acquire 14,000 shares of Class A Common Stock at $2.00 per share, 7,500 shares of Class A Common Stock at $2.57 per share and 6,000 shares of Class A Common Stock at $4.00 per share. Does not include options to acquire 16,000 shares of Class A Common Stock at $2.00 per share, 42,500 shares of Class A Common Stock at $2.57 per share, nor 4,000 shares of Class A Common Stock at $4.00 per share, none of which are currently exercisable.
(l)	Includes options to acquire 1,200 shares of Class A Common Stock at $2.00 per share and 1,800 shares of Class A Common Stock at $2.57 per share. Does not include options to acquire 1,800 shares of Class A Common Stock at $2.00 per share, 7,200 shares of Class A Common Stock at

$2.57 per share, or 9,000 shares of Class A Common Stock at $6.27 per share, none of which are currently exercisable.
(m)	Includes options to acquire 600 shares of Class A Common Stock at $2.57 per share. Does not include options to acquire 2,400 shares of Class A Common Stock at $2.57 per share, nor 3,000 shares of Class A Common Stock at $6.27 per share, none of which are currently exercisable.
(n)	Includes options to acquire 1,200 shares of Class A Common Stock at $2.00 per share, 600 shares of Class A Common Stock at $2.57 per share and warrants to acquire 31 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 1,800 shares of Class A Common Stock at 2.00 per share, 2,400 shares of Class A Common Stock at $2.57 per share, or 3,000 shares of Class A Common Stock at $6.27 per share, none of which are currently exercisable.

Securities authorized under equity compensation plans as of September 30, 2003, were as follows:

Number of Securities Remaining
	Number of Securities	Weighted Average	Available for Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of	Outstanding	(Excluding Securities Reflected in
	Outstanding Options	Option	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,112,993	$6.13	236,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,112,993	$6.13	236,000

Item 13.  Certain Relationships and Related Transactions

For information concerning the $200,000 loan from the Company to Mr. Rotunda, see “Executive Compensation, Employment Agreements.”

The Company and Morgan Schiff & Co., Inc. (“Morgan Schiff”), whose sole stockholder is Mr. Cohen, are parties to a Financial Advisory Agreement renewed January 1, 2000, pursuant to which Morgan Schiff receives certain fees for its provision of financial advisory services to the Company. These services include, among other matters, ongoing consultation with respect to the business and financial strategies of the Company. Morgan Schiff waived the monthly advisory fee from July 2000 through October 2002. The financial advisory fee was reinstated in November 2002 at $33,333 per month. Effective October 1, 2003, the monthly retainer was increased to $100,000 per month, inclusive of most expenses.

The table below summarizes the retainer and expense reimbursements for out-of-pocket expenses paid to Morgan Schiff by the Company during Fiscal 2001, 2002, and 2003 (in $000’s):

	2001	2002	2003

Monthly retainer	$—	$—	$367
Expense reimbursements	426	498	400

Total	$426	$498	$767

Item 14.  Principal Accounting Fees and Services

The Company has paid the following fees to Ernst & Young LLP for services provided during the years ended September 30, 2002 and 2003:

	Years Ended September 30,

	2002	2003

Audit fees	$258,000	$263,000
Audit related fees	—	7,000
Tax fees:
Tax compliance	45,000	75,000
Tax consulting	34,190	44,010
Assistance with IRS exam	71,120	82,835
All other fees	2,480	3,500

Total fees for services	$410,790	$475,345

The Audit Committee of the Company’s Board of Directors has adopted a policy of pre-approving all fees to be paid to the Company’s independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.  Financial Statement Schedules, Exhibits, and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of September 30, 2002 and 2003

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2003

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2003

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

            (b) Through the fourth quarter ended September 30, 2003, the Company filed two Current Reports on Form 8-K dated April 22, 2003 and July 22, 2003 to report the issuance of a press release regarding its results of operations for the fiscal quarters ended March 31, 2003, and June 30, 2003, respectively.

EZCORP, INC. AND SUBSIDIARIES
Schedule II — Valuation Accounts
(In millions)

		ADDITIONS
	Balance at
	Beginning	Charged to	Charged to		Balance at End
Description	of Period	Expense	Other Accts	Deductions	of Period

Allowance for valuation of inventory:
Year ended September 30, 2001	$2.2	$0.2	$—	$1.3	$1.1

Year ended September 30, 2002	1.1	0.6	—	—	1.7

Year ended September 30, 2003	$1.7	$0.1	$—	$—	$1.8

Allowance for uncollectible pawn service charges receivable:
Year ended September 30, 2001	$5.7	$0.3	$—	$—	$6.0

Year ended September 30, 2002	6.0	0.7	—	—	6.7

Year ended September 30, 2003	$6.7	$(0.4)	$—	$—	$6.3

Allowance for losses on payday loans:
Year ended September 30, 2001	$—	$1.2	$—	$1.1	$0.1

Year ended September 30, 2002	0.1	3.1	—	3.1	0.1

Year ended September 30, 2003	$0.1	$3.6	$—	$3.5	$0.2

Allowance for valuation of deferred tax assets:
Year ended September 30, 2001	$3.7	$—	$—	$—	$3.7

Year ended September 30, 2002	3.7	—	—	—	3.7

Year ended September 30, 2003	$3.7	$(3.7)	$—	$—	$—

Listing of Exhibits

See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 23, 2003
By: /s/ Joseph L. Rotunda

(Joseph L. Rotunda)
(President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling B. Brinkley	Chairman of the Board	December 23, 2003

Sterling B. Brinkley

/s/ Joseph L. Rotunda	President, Chief Executive	December 23, 2003
Officer & Director
Joseph L. Rotunda	(Principal Executive Officer)

/s/ Dan N. Tonissen	Senior Vice President, Chief Financial Officer,	December 23, 2003
Assistant Secretary & Director
Dan N. Tonissen	(Principal Financial and Accounting Officer)

/s/ Mark C. Pickup	Director	December 23, 2003

Mark C. Pickup

/s/ Gary C. Matzner	Director	December 23, 2003

Gary C. Matzner

/s/ Richard D. Sage	Director	December 23, 2003

Richard D. Sage

EXHIBIT INDEX

		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

3.1	Amended and Restated Certificate of Incorporation of the Company		Exhibit 3.1 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

3.1A	Certificate of Amendment to Certificate of Incorporation of the Company		Exhibit 3.1A to the Registration Statement on Form S-1 effective July 15, 1996 (File No. 33-1317)

3.2	Bylaws of the Company.		Exhibit 3.2 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

3.3	Amendment to the Bylaws.		Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No.0-19424)

3.4	Amendment to the Certificate of Incorporation of the Company.		Exhibit 3.4 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-19424)

3.5	Amendment to the Certificate of Incorporation of the Company		Exhibit 3.5 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1997

3.6	Amendment to the Certificate of Incorporation of the Company		Exhibit 3.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

4.1	Specimen of Class A Non-voting Common Stock certificate of the Company.		Exhibit 4.1 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.2	Omitted		N/A

10.3	$5 million Revolving Credit Note - Franklin Federal Bancorp.		Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1992 (File No. 0-19424)

10.4	Omitted		N/A

		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

10.5	Security Agreement executed by EZPAWN Texas, Inc. (substantially the same agreement also was executed by EZPAWN Oklahoma, Inc.; EZPAWN Mississippi, Inc.; EZPAWN Arkansas, Inc.; EZPAWN Colorado, Inc.; EZPAWN Alabama, Inc.; EZPAWN Tennessee, Inc.; and Houston Financial Corporation).		Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1992 (File No. 0-19424)

10.6	Guaranty Agreement executed by EZPAWN Texas, Inc. (substantially the same agreement also was executed by EZPAWN Oklahoma, Inc.; EZPAWN Mississippi, Inc.; EZPAWN Arkansas, Inc.; EZPAWN Colorado, Inc.; EZPAWN Alabama, Inc.; EZPAWN Tennessee, Inc.; and Houston Financial Corporation).		Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1992 (File No. 0-19424)

10.7	Loan Agreement between the Company, as Borrower, and Franklin Federal Bancorp, FSB, as lender, dated April 30, 1993.		Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-19424)

10.8	Omitted		N/A

10.9	Omitted		N/A

10.10	Letter agreement executed December 20, 1990 between Morgan Schiff & Co., Inc. (“Morgan Schiff”) and the Company.		Exhibit 10.10 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.11	Stock Purchase Agreement between the Company, Courtland L. Logue, Jr., Courtland L. Logue, Sr., James D. McGee, M. Frances Spears, Porter A. Stratton and Steve A. Stratton dated as of May 18, 1989.		Exhibit 10.11 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

10.12	Capitalization and Subscription Agreement between MS Pawn Limited Partnership (“MS Pawn”) and the Company, dated as of July 25, 1989.		Exhibit 10.12 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.13	Omitted		N/A

10.14	Consulting Agreement between the Company and Courtland L. Logue, Sr., dated February 15, 1993		Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-19424)

10.15	Omitted		N/A

10.16	Junior Subordinated Note due 1996 issued July 25, 1989 to Courtland L. Logue, Sr. in the original Principal amount of $238,319.95.		Exhibit 10.16 to Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.17	Omitted		N/A

10.18	Warrant Certificate issued by the Company to MS Pawn on July 25, 1989.		Exhibit 10.18 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.19	Amendment to the Stock Purchase Agreement dated as of June 19, 1989 between the Company and the Stockholders of the Predecessor Company.		Exhibit 10.19 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.20	Second Amendment to Stock Purchase Agreement dated as of April 20, 1990 between the Company and the Stockholders of the Predecessor Company.		Exhibit 10.20 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.21	Omitted		N/A

10.22	Omitted		N/A

10.23	Omitted		N/A

10.24	Omitted		N/A

10.25	Omitted		N/A

10.27	Omitted		N/A

10.28	Omitted		N/A

10.29	Omitted		N/A

		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

10.30	Omitted		N/A

10.31	Omitted		N/A

10.32	Omitted		N/A

10.33	Omitted		N/A

10.34	Omitted		N/A

10.35	Stockholders’ Agreement dated as of July 25, 1989 between the Company, MS Pawn and Courtland L. Logue, Jr.		Exhibit 10.35 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.36	Joinder Agreement to the Stock-Holders’ Agreement dated as of May 1, 1991 between the Company MS Pawn, Mr. Kofnovec, Mr. Gary, Mr. Ross and Ms. Berger.		Exhibit 10.36 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.37	Incentive Stock Option Plan.		Exhibit 10.37 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.38	401(k) Plan.		Exhibit 10.38 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.39	Section 125 Cafeteria Plan.		Exhibit 10.39 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.40	Lease of 1970 Cessna 210K Aircraft Between Courtland L. Logue, Jr. and Transamerica Pawn Corporation, dated July 25, 1989.		Exhibit 10.40 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.41	Omitted		N/A

10.42	Omitted		N/A

10.43	Omitted		N/A

10.44	Lease of Cessna P210 Aircraft Between Courtland L. Logue, Jr. and Transamerica Pawn Corporation, dated December 29, 1989.		Exhibit 10.44 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

10.45	Lease between Logue, Inc. and E-Z Corporation for real estate located at 1166 Airport Boulevard, Austin, Texas, dated July 25, 1989.		Exhibit 10.45 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.46	Lease between Logue, Inc. and E-Z Corporation for real estate located at 5415 North Lamar Boulevard, Austin, Texas, dated July 25, 1989		Exhibit 10.46 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.47	Agreement of Lease between LDL Partnership and Logue-Drouin Industries, Inc. for real property at 8540 Broadway Blvd., Houston, Texas, dated May 3, 1988 and related Assignment of Lease.		Exhibit 10.47 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.48	Lease Agreement between C Minus Corporation and Logue-Drouin Industries, Inc. DBA E-Z Pawn #5 for real property located at 5209 Cameron Road, Austin, Texas, dated December 28, 1987.		Exhibit 10.48 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.49	Lease Agreement between Logue, Inc. and E-Z Corporation for real Property located at 901 E. 1st St., Austin, Texas, dated July 25, 1989.		Exhibit 10.49 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.50	Agreements between the Company and MS Pawn dated February 18, 1992 for the payment of $1.377 million of Series A Increasing Rate Senior Subordinated Notes held by MS Pawn.		Exhibit 10.50 to the Registration Statement on Form S-1 effective March 16, 1992 (File No. 33-45807)

10.51	Agreement Regarding Reservation of Shares.		Exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-19424)

10.52	Omitted		N/A

10.53	Omitted		N/A

10.54	Omitted		N/A

10.55	Omitted		N/A

10.56	Omitted		N/A

10.57	Omitted		N/A

		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

10.58	Omitted		N/A

10.59	Omitted		N/A

10.60	Loan Agreement between Sterling B. Brinkley and the Company dated October 7, 1994 (an identical document exists with respect to Vincent A. Lambiase).		Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-19424)

10.61	Promissory Note between Sterling B. Brinkley and the Company in the original principal amount of $1,500,000 attached thereto (an identical document exists with respect to Vincent A. Lambiase).		Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-19424)

10.62	July 1, 1994 Employment Agreement between the Company and Vincent A. Lambiase and Promissory Note in the amount of $729,112.50 in connection therewith.		Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 0-19424)

10.63	EZCORP, Inc. Incentive Stock Option Award Agreement, Employee Form		Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the year ended September 30,1998 (File No. 0-19424)

10.64	EZCORP, Inc. Incentive Stock Option Award Agreement, Executive Form		Exhibit 10.64 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-19424)

10.71	Amended and restated Loan Agreement between the Company, as Borrower, and Franklin Federal Bancorp, FSB, as Lender, dated March 17, 1994.		Exhibit 10.71 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 0-19424)

10.72	First Amendment to Amended and Restated Loan Agreement between the Company and First Interstate Bank of Texas, N.A. as Agent, re: Revolving Credit Loan.		Form 10-Q for the quarter ended December 31, 1994 (File No. 0-19424)

10.73	Second Amendment to Amended and Restated Loan Agreement between the Company and First Interstate Bank of Texas, N.A. as Agent, re: Revolving Credit Loan.		Form 10-Q for the quarter ended June 30, 1995 (File No. 0-19424)

		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

10.74	Third Amendment to Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. as Agent, re: Revolving Credit Loan.		Form 10-Q for the quarter ended June 30, 1996 (File No. 0-19424)

10.75	Fourth Amendment to Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. as Agent, re: Revolving Credit Loan.		Form 10-Q for the quarter ended March 31, 1998 (File No. 0-19424)

10.76	Fifth Amendment to Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. as Agent, re: Revolving Credit Loan.		Exhibit 10.76 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No, 0-19424)

10.77	Credit Agreement between the Company and Wells Fargo Bank (Texas), N.A., as Agent and Issuing Bank, re: $110 million Revolving Credit Loan		Exhibit 10.77 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 0-19424)

10.78	First Amendment to Credit Agreement Between the Company and Wells Fargo Bank (Texas), N.A., as Agent and Issuing Bank, re: $110 million Revolving Credit Loan.		Exhibit 10.78 to Registrant’s Annual Report on Form 10-K for the year Ended September 30, 1999 (File No. 0-19424)

10.79	Second Amendment to Credit Agreement and Waiver between the Company and Wells Fargo Bank (Texas), N.A., as Agent and Issuing Bank, re: $85 million Revolving Credit Loan.		Exhibit 10.79 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-19424)

10.80	Limited Waiver between the Company and Wells Fargo Bank Texas, N.A., as Agent and Issuing Bank, re: $85 million Revolving Credit Loan.		Exhibit 10.80 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-19424)

10.81	Amended and Restated Credit Agreement between the Company and Wells Fargo Bank Texas, N.A., as Agent and Issuing Bank, re: $85 million Credit Facility.		Exhibit 10.81 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-19424)

10.82	Waivers of Selected Sections of Credit Agreement between the Company and Wells Fargo Bank, N.A., as Agent and Issuing Bank, re: $85 million Credit Facility.		Exhibit 10.82 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19424)

		Page Number if	Incorporated by
Number	Description	Filed herein	Reference to

10.83	First Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., as Agent and Issuing Bank, re: $85 million Credit Facility.		Exhibit 10.83 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19424)

10.84	Second Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., as Agent and Issuing Bank, re: $85 million Credit Facility.		Exhibit 10.84 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-19424)

10.85	Third Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., as Agent and Issuing Bank, re: $85 million Credit Facility.		Exhibit 10.85 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-19424)

10.86	Fourth Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., as Agent and Issuing Bank, re: $85 million Credit Facility.		Exhibit 10.86 to Registrant’s Current Report on Form 8-K dated September 30, 2002 (File No. 0-19424)

10.87	Second Amended and Restated Credit Agreement between the Company and Wells Fargo Bank Texas, N.A., as Agent and Issuing Bank, re: resyndication of Credit Facility, with a maturity date of March 31, 2005.		Exhibit 10.87 to Registrant’s Current Report on Form 8-K dated October 30, 2002 (File No. 0-19424)

10.88	EZCORP, Inc. 2003 Incentive Plan.*	82	N/A

20.1	Independent Auditors’ Report to the Shareholders of Albemarle & Bond Holdings PLC.*	107	N/A

21.1	Subsidiaries of Registrant.*	108	N/A

23.1	Consent of Independent Auditors.*	109	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	110	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	111	N/A

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	112	N/A

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	113	N/A

*	Filed herewith.