Form 10-Q
period 2003-12-31
EZCORP INC
filed 2004-02-09
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                      COMMISSION FILE NUMBER   000-19424
                      ----------------------------------
                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                  74-2540145
               --------------                            ------------------
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

As of December 31, 2003, 10,997,831 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                                                              Page
                                                                                                              ----
PART I. FINANCIAL INFORMATION

               Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 2003, December 31, 2002 and
                  September 30, 2003........................................................................    1

                  Condensed Consolidated Statements of Operations for the Three Months Ended December 31,
                  2003 and 2002.............................................................................    2

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31,
                  2003 and 2002.............................................................................    3

                  Notes to Interim Condensed Consolidated Financial Statements..............................    4

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................................   10

               Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................   15

               Item 4. Controls and Procedures..............................................................   16

PART II. OTHER INFORMATION

               Item 1. Legal Proceedings....................................................................   17

               Item 6. Exhibits and Reports on Form 8-K.....................................................   17

SIGNATURE...................................................................................................   18

EXHIBIT INDEX...............................................................................................   19

CERTIFICATIONS..............................................................................................   20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                     December 31,    December 31,   September 30,
                                                                         2003            2002           2003
                                                                     ------------    ------------   -------------
                                                                                   (In thousands)
                                                                               (Unaudited)
Assets:
     Current assets:
         Cash and cash equivalents                                    $   1,402       $     553      $   2,496
         Pawn loans                                                      46,380          46,714         47,955
         Payday loans                                                     5,683           3,037          3,630
         Pawn service charges receivable, net                             9,602           9,543          8,990
         Payday loan service charges receivable, net                      1,137             608            735
         Inventory, net                                                  32,527          33,686         29,755
         Deferred tax asset                                               8,163           6,418          8,163
         Federal income tax receivable                                        -               -            328
         Prepaid expenses and other assets                                3,163           2,486          1,726
                                                                      ---------       ---------      ---------
                Total current assets                                    108,057         103,045        103,778

     Investment in unconsolidated affiliates                             15,144          14,823         14,700
     Property and equipment, net                                         24,701          30,442         25,369
     Notes receivable from related parties                                1,500           1,506          1,500
     Deferred tax asset - non-current                                     4,391           1,948          4,391
     Other assets, net                                                    4,055           3,955          3,952
                                                                      ---------       ---------      ---------
     Total assets                                                     $ 157,848       $ 155,719      $ 153,690
                                                                      =========       =========      =========
Liabilities and stockholders' equity:
     Current liabilities:

         Accounts payable and other accrued expenses                      9,837          10,792         11,101
         Customer layaway deposits                                        1,675           1,733          1,792
         Federal income taxes payable                                     1,012             862              -
                                                                      ---------       ---------      ---------
                Total current liabilities                                12,524          13,387         12,893

     Long-term debt, less current maturities                             32,450          39,309         31,000
     Deferred gains and other long-term liabilities                       4,229           4,114          4,319
                                                                      ---------       ---------      ---------
                Total long-term liabilities                              36,679          43,423         35,319
     Commitments and contingencies                                            -               -              -
     Stockholders' equity:
         Preferred Stock, par value $.01 per share; Authorized
            5,000,000 shares; none issued and outstanding                     -               -              -
         Class A Non-Voting Common Stock, par value $.01 per share;
            Authorized 40,000,000 shares; 11,006,864 issued and
            10,997,831 outstanding at December 31, 2003 and September
            30, 2003; 10,985,675 issued and 10,976,642
            outstanding at December 31, 2002                                110             110            110
         Class B Voting Common Stock, convertible, par value $.01
            per share; Authorized 1,198,990 shares; 1,190,057
            issued and outstanding                                           12              12             12
         Additional paid-in capital                                     115,580         114,731        115,580
         Accumulated deficit                                             (6,171)        (15,275)        (9,161)
         Less deferred compensation expense                                (686)              -           (784)
                                                                      ---------       ---------      ---------
                                                                        108,845          99,578        105,757
         Treasury stock, at cost (9,033 shares)                             (35)            (35)           (35)
         Receivable from stockholder                                       (729)           (729)          (729)
         Accumulated other comprehensive income                             564              95            485
                                                                      ---------       ---------      ---------
     Total stockholders' equity                                         108,645          98,909        105,478
                                                                      ---------       ---------      ---------
     Total liabilities and stockholders' equity                       $ 157,848       $ 155,719      $ 153,690
                                                                      =========       =========      =========

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                 --------------------------
                                                                                    2003          2002
                                                                                 --------------------------
                                                                                 (In thousands, except per
                                                                                       share amounts)
Revenues:
       Sales                                                                      $ 33,555      $  34,198
       Pawn service charges                                                         15,552         15,634
       Payday loan service charges                                                   4,861          3,077
       Other                                                                           346            290
                                                                                  --------      ---------
                  Total revenues                                                    54,314         53,199

Cost of goods sold                                                                  19,273         21,320
                                                                                  --------      ---------
                  Net revenues                                                      35,041         31,879

Operating expenses:
       Operations                                                                   22,616         21,444
       Administrative                                                                5,862          4,297
       Depreciation and amortization                                                 1,915          2,267
                                                                                  --------      ---------
                  Total operating expenses                                          30,393         28,008
                                                                                  --------      ---------
Operating income                                                                     4,648          3,871

Interest expense, net                                                                  448            657
Equity in net income of unconsolidated affiliate                                      (365)          (302)
                                                                                  --------      ---------

Income before income taxes and cumulative effect of adopting a new accounting
  principle                                                                          4,565          3,516
Income tax expense                                                                   1,575          1,231
                                                                                  --------      ---------
Income before cumulative effect of adopting a new accounting principle               2,990          2,285

Cumulative effect of adopting a new accounting principle, net of tax                     -         (8,037)
                                                                                  --------      ---------
Net income (loss)                                                                 $  2,990      $  (5,752)
                                                                                  ========      =========

Income (loss) per common share - basic:
  Income before cumulative effect of adopting a new accounting principle          $   0.25      $    0.19
  Cumulative effect of adopting a new accounting principle, net of tax            $      -      $   (0.66)
                                                                                  --------      ---------
  Net income (loss)                                                               $   0.25      $   (0.47)
                                                                                  ========      =========
Income (loss) per common share - assuming dilution:
  Income before cumulative effect of adopting a new accounting principle          $   0.23      $    0.18
  Cumulative effect of adopting a new accounting principle, net of tax            $      -      $   (0.65)
                                                                                  --------      ---------
  Net income (loss)                                                               $   0.23      $   (0.47)
                                                                                  ========      =========
Weighted average shares outstanding:
       Basic                                                                        12,188         12,167
       Assuming dilution                                                            12,847         12,361

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                 --------------------------
                                                                                    2003          2002
                                                                                 --------------------------
                                                                                       (In thousands)
Operating Activities:
       Net income (loss)                                                          $  2,990      $  (5,752)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of adopting a new accounting principle                       -          8,037
          Depreciation and amortization                                              1,915          2,267
          Deferred compensation expense                                                 98              2
          Income from investment in unconsolidated affiliate                          (365)          (302)
          Changes in operating assets and liabilities:
                Service charges receivable, net                                     (1,014)          (847)
                Inventory                                                           (2,772)        (1,589)
                Notes receivable from related parties                                    -             17
                Prepaid expenses, other current assets, and other assets, net       (1,560)         2,061
                Accounts payable and accrued expenses                               (1,264)          (779)
                Customer layaway deposits                                             (117)          (433)
                Deferred gains and other long-term liabilities                         (90)           (95)
                Deferred taxes                                                           -         (3,139)
                Federal income taxes                                                 1,340          1,221
                                                                                  --------      ---------

                Net cash provided by (used in) operating activities                   (839)           669

Investing Activities:
       Pawn loans forfeited and transferred to inventory                            19,243         20,460
       Pawn loans made                                                             (45,011)       (45,441)
       Pawn loans repaid                                                            27,343         27,515
                                                                                  --------      ---------
                Net decrease in pawn loans                                           1,575          2,534

       Net increase in payday loans                                                 (2,053)          (711)
       Additions to property and equipment                                          (1,227)          (495)
                                                                                  --------      ---------

                Net cash provided by (used in) investing activities                 (1,705)         1,328

Financing Activities:
       Net proceeds (payments) on bank borrowings                                    1,450         (2,936)
                                                                                  --------      ---------

                Net cash provided by (used in) financing activities                  1,450         (2,936)
                                                                                  --------      ---------

Change in cash and equivalents                                                      (1,094)          (939)

Cash and equivalents at beginning of period                                          2,496          1,492
                                                                                  --------      ---------
Cash and equivalents at end of period                                             $  1,402      $     553
                                                                                  ========      =========

Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment
                                                                                  $     79      $     115

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2003

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year.

NOTE B:  SIGNIFICANT ACCOUNTING POLICIES

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could increase or decrease the Company's estimate of collectible loans, affecting the Company's earnings and financial condition.

PAYDAY LOAN REVENUE RECOGNITION: Payday loans and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans. The Company accrues service charges on the percentage of loans the Company deems to be collectible using the interest method. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection.

The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loans' principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan bad debt expense, included in store operating expense, was $1.6 million and $0.9 million for the three-month periods ended December 31, 2003 and 2002, representing 5.6% of loans made in each period.

ALLOWANCE FOR LOSSES ON PAYDAY LOANS: The Company also provides an allowance for losses on active payday loans and related service charges receivable. Changes in the principal valuation allowance are charged to bad debt expense, a component of operations expense in the Company's statement of operations. Changes in the service charge receivable valuation allowance are charged to payday loan service charge revenue.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At December 31, 2003, December 31, 2002, and September 30, 2003, the valuation allowance deducted from the carrying value of inventory was $1.2 million, $2.2 million, and $1.8 million (3.6%, 6.1%, and 5.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in the quarters ended December 31, 2003 and 2002.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. No adjustments were made to the Company's valuation allowance in the quarters ended December 31, 2003 and 2002.

STOCK-BASED COMPENSATION: The Company accounts for its stock based compensation plans in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income. See Note H, Common Stock, Warrants, and Options.

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $67.6 million, $59.4 million and $65.7 million at December 31, 2003, December 31, 2002, and September 30, 2003, respectively.

Certain prior year balances have been reclassified to conform to the fiscal 2003 presentation.

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                                  Three Months Ended
                                                                                                      December 31,
                                                                                                ----------------------
                                                                                                  2003         2002
                                                                                                ----------------------
Numerator
           Income before cumulative effect of adopting a new accounting principle               $ 2,990      $  2,285
           Cumulative effect of adopting a new accounting principle, net of tax                       -        (8,037)
                                                                                                -------      --------
           Net income (loss)                                                                    $ 2,990      $ (5,752)
                                                                                                =======      ========
Denominator
           Denominator for basic earnings per share:  weighted average shares                    12,188        12,167
           Effect of dilutive securities:
                   Warrants and options                                                             659           194
                                                                                                -------      --------
           Dilutive potential common shares                                                         659           194
                                                                                                -------      --------
           Denominator for diluted earnings per share: adjusted weighted average shares
           and assumed conversions                                                               12,847        12,361
                                                                                                =======      ========
           Basic earnings (loss) per share                                                      $  0.25      $  (0.47)
                                                                                                =======      ========
           Diluted earnings (loss) per share                                                    $  0.23      $  (0.47)
                                                                                                =======      ========

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                                                                 Three Months Ended
                                                                                                    December 31,
                                                                                             ---------------------------
                                                                                                2003             2002
                                                                                             ---------------------------
Total options outstanding
           Weighted average shares subject to options                                         2,134,420        1,961,383
           Average exercise price per share                                                  $     6.13       $     6.32

Anti-dilutive options outstanding
           Weighted average shares subject to options                                           812,563          933,618
           Average exercise price per share                                                  $    11.31       $    10.77

NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), approximately 29% of A&B's total outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The Company estimates A&B's results of operations for the September 30 quarter for its financial statements. The income reported for the Company's quarter ended December 31, 2003 represents its percentage interest in the results of A&B's operations from July 1, 2003 to September 30, 2003, as estimated.

Below is summarized financial information for A&B's most recently reported results (in thousands of U.S. dollars, using average exchange rates for the periods indicated):

                                                                                   Year ended June 30,
                                                                                   -------------------
                                                                                   2003           2002
                                                                                   ----           ----
Turnover (gross revenues)                                                        $ 32,094       $ 25,731
Gross profit                                                                       22,468         17,656
Profit after tax (net income) before change in accounting policy (a)                4,827          3,700
Profit after tax (net income) after change in accounting policy (a)                 4,827          3,227

(a) According to A&B's annual report, "Cumulative goodwill written off against reserves amounting to [U.S. $690,000 (2002: $628,000)] acquired prior to adoption of FRS 10 [Financial Reporting Standard 10 in accordance with United Kingdom Generally Accepted Accounting Principles] has not been reinstated, as permitted by the transitional provisions of FRS 10. A prior year adjustment was made in 2002 to reflect the implementation of FRS 19."

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

NOTE F: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders' equity. Comprehensive income for the quarter ended December 31, 2003 was $3.1 million, and comprehensive loss for the quarter ended December 31, 2002 was $5.6 million. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income (loss) is presented in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."

NOTE G: LONG-TERM DEBT

The Company's $42.5 million credit agreement matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company's assets. At December 31, 2003, $10.1 million was available under the credit agreement. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 250 to 325 basis points or the agent bank's base rate plus 100 to 175 basis points, depending on the leverage ratio computed at the end of each quarter, subject to a minimum rate of 4.5%. At December 31, 2003, the effective rate was 4.6%. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends is prohibited and additional debt is restricted.

NOTE H: COMMON STOCK, WARRANTS, AND OPTIONS

The Company accounts for its stock based compensation plans as described in Note B, "Significant Accounting Policies." For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma results are as follows:

                                                                                     Three Months Ended
                                                                                         December 31,
                                                                         ----------------------------------------
                                                                                 2003                     2002
                                                                         ----------------------------------------
                                                                         (In thousands, except per share amounts)
Net income (loss), as reported                                                $   2,990                $   (5,752)
Add: stock based employee compensation expense included in reported
     net income (loss), net of related tax effects                                   99                         1
Deduct:  total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
     effects                                                                       (257)                     (129)
                                                                              ---------                ----------
Pro forma net income (loss)                                                   $   2,832                $   (5,880)
                                                                              =========                ==========
Earnings (loss) per share - basic:
     As reported                                                              $    0.25                $    (0.47)
     Pro forma                                                                $    0.23                $    (0.48)

Earnings (loss) per share - assuming dilution:
     As reported                                                              $    0.23                $    (0.47)
     Pro forma                                                                $    0.22                $    (0.48)

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The Company also agreed to reimburse the Chairman for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.8 million, which is being amortized over the two-year restriction period expiring September 17, 2005. During the quarter ended December 31, 2003, $0.1 million of this cost was amortized to expense. The Company expects to amortize an additional $0.1 million of stock compensation cost each quarter until the award's restrictions lapse in September 2005. In the quarter ended December 31, 2003, the Company reimbursed $0.8 million for the Chairman's taxes related to the award. The reimbursement was charged to administrative expense.

NOTE I: CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. During the quarter ended December 31, 2002, the Company completed impairment tests of its goodwill and pawn licenses; its indefinite lived intangible assets. The testing indicated no impairment of pawn licenses and an $8.0 million impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. The Company's implied fair value of goodwill was $0 as a result of the Company's allocation of enterprise value to all of the Company's assets and liabilities. With the assistance of independent valuation specialists, enterprise value was estimated based on discounted cash flows and market capitalization.

At each balance sheet date presented above, the balance of pawn licenses - the only major class of indefinite lived intangible assets at each of these dates - was $1.5 million.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                               December 31, 2003              December 31, 2002             September 30, 2003
                           Carrying      Accumulated      Carrying      Accumulated     Carrying      Accumulated
                            Amount      Amortization       Amount      Amortization      Amount       Amortization
                           ---------------------------------------------------------------------------------------
                                                              (In thousands)
License application
  fees                     $    742       $    569        $    742        $  538        $    742        $   561
Real estate finders'
  fees                          554            257             554           220             554            249
Non-compete agreements          388            223             388           204             388            219
                           --------       --------        --------        ------        --------        -------
Total                      $  1,684       $  1,049        $  1,684        $  962        $  1,684        $ 1,029
                           ========       ========        ========        ======        ========        =======

Total amortization expense from definite-lived intangible assets for the three-month periods ended December 31, 2003 and 2002 was approximately $20,000 and $23,000, respectively. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding fiscal years as of October 1, 2003 (in thousands):

Fiscal Year          Amortization Expense
-----------          --------------------
  2004                     $   77
  2005                         68
  2006                         67
  2007                         67
  2008                         66

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

First Quarter Ended December 31, 2003 vs. First Quarter Ended December 31, 2002

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended December 31, 2003 and 2002 ("Fiscal 2004 Quarter" and "Fiscal 2003 Quarter," respectively):

                                                                      Three Months Ended                    % or
                                                                        December 31,(a)                     Point
                                                                    2003              2002                Change(b)
                                                                   -------------------------             -----------
Net revenues:
           Sales                                                   $ 33,555        $ 34,198                   (1.9)%
           Pawn service charges                                      15,552          15,634                   (0.5)%
           Payday loan service charges                                4,861           3,077                   58.0%
           Other                                                        346             290                   19.3%
                                                                   --------        --------
                  Total revenues                                     54,314          53,199                    2.1%
           Cost of goods sold                                        19,273          21,320                   (9.6)%
                                                                   --------        --------
                  Net revenues                                     $ 35,041        $ 31,879                    9.9%
                                                                   ========        ========
Other data:

           Gross margin                                                42.6%           37.7%                   4.9 pts.
           Average annual inventory turnover                            2.4x            2.5x                  (0.1)x
           Average inventory per pawn location at quarter end      $    116        $    120                   (3.3)%
           Average pawn loan balance per pawn location at
           quarter end                                             $    166        $    167                   (0.6)%
           Average yield on pawn loan portfolio                         132%            130%                     2 pts.
           Pawn loan redemption rate                                     76%             75%                     1 pt.
Expenses and income as a percentage of net revenues (%):
           Store operating                                             64.5            67.3                   (2.8)pts.
           Administrative                                              16.7            13.5                    3.2 pts.
           Depreciation and amortization                                5.5             7.1                   (1.6)pts.
           Interest, net                                                1.3             2.1                   (0.8)pts.
           Income before income taxes and cumulative effect            13.0            11.0                    2.0 pts.
           Income before cumulative effect                              8.5             7.2                    1.3 pts.

Stores in operation:
           Beginning of period                                          284             280
           New openings                                                  19               -
           Sold, combined or closed                                       -               -
                                                                   --------        --------
           End of period                                                303             280
                                                                   ========        ========

Average number of stores during the period                              293             280
                                                                   ========        ========

---------------------------
a     In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

OVERVIEW

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans secured by tangible personal property, commonly known as pawn loans, and short-term non-collateralized loans, often referred to as payday loans. The Company makes pawn loans in its 280 EZPAWN pawnshops, located in eleven states. The Company makes payday loans in 226 of its EZPAWN locations, 23 EZMONEY Payday Loans locations ("EZMONEY stores"), and its Austin, Texas based call center.

The Company earns pawn service charge revenue on its pawn lending activity. While allowable service charges vary by state and by amount of the loan, a majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company's average pawn loan amount has historically averaged between $70 and $75, but varies depending on the evaluation of each item pawned and prevailing gold prices. The allowable term of pawn loans also differs by state, but is typically 30 days with an automatic 60-day extension.

The Company earns payday loan service charge revenue on its payday loans. In 201 locations and its call center, the Company markets and services payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank. After origination of the loans, the Company may purchase an 85% participation in the loans made by County Bank and marketed by the Company. In 48 of its locations, the Company makes payday loans under state law. The average payday loan amount is approximately $370 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned is typically $18 for a 7 to 23-day period, but varies in certain locations.

In its 280 EZPAWNs, the Company sells merchandise acquired primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customers' merchandise. The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin.

In the Fiscal 2004 Quarter, the Company saw significant growth in its payday loan balances and related earnings contribution. The Company also realized improvements in its gross margins on merchandise sales primarily due to effective liquidation of aged general merchandise and due to market-driven price increases on gold jewelry sold to refiners. The Company's income improved to $3.0 million in the Fiscal 2004 Quarter from $2.3 million before the cumulative effect of adopting a new accounting principle in the Fiscal 2003 Quarter.

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the Fiscal 2004 Quarter to the Fiscal 2003 Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2004 Quarter pawn service charge revenue decreased 0.5%, or $0.1 million from the Fiscal 2003 Quarter to $15.6 million. This decrease was due to lower average loan balances during the Fiscal 2004 Quarter, largely offset by a two percentage point improvement in loan yields to 132% in the Fiscal 2004 Quarter. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in statutory fees that can be charged, changes in the level of loan forfeitures and a mix shift between loans with different yields. The Company's average balance of pawn loans outstanding during the Fiscal 2004 Quarter was 2% lower and ending pawn loans outstanding were 1% lower than in the Fiscal 2003 Quarter.

In the Fiscal 2004 Quarter, 96.1% ($14.9 million) of recorded pawn service charge revenue was collected in cash, and 3.9% ($0.7 million) resulted from an increase in accrued pawn service charges receivable. In the Fiscal 2003 Quarter, 95.4% ($14.9 million) of recorded pawn service charge revenue was collected in cash, and 4.6% ($0.7 million) resulted from an increase in accrued pawn service charges receivable. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company increased its estimate of collectible loans at December 31, 2003 in anticipation of higher loan redemptions during the income tax refund season occurring in the following quarter.

Sales decreased $0.6 million in the Fiscal 2004 Quarter compared to the Fiscal 2003 Quarter, to $33.6 million. The decrease was primarily due to lower same store merchandise sales ($0.5 million) and a decrease in jewelry scrapping sales ($0.1 million). The decrease in merchandise sales resulted primarily from the Company's efforts to improve its gross profit and margins, as demonstrated in the table below:

                                                                                Quarter Ended December 31,
                                                                                --------------------------
                                                                                 2003                2002
                                                                                ------              ------
                                                                                   (Dollars in millions)
Merchandise sales                                                                $ 31.1             $ 31.5
Jewelry scrapping sales                                                             2.5                2.7
                                                                                 ------             ------
Total sales                                                                        33.6               34.2

Gross profit on merchandise sales                                                $ 13.5             $ 12.9
Gross profit on jewelry scrapping sales                                             0.8                0.0

Gross margin on merchandise sales                                                  43.4%              40.7%
Gross margin on jewelry scrapping sales                                            32.2%               1.0%
Overall gross margin                                                               42.6%              37.7%

The Fiscal 2004 Quarter overall gross margins on sales increased 4.9 percentage points from the Fiscal 2003 Quarter to 42.6%. This resulted from improved margins on same store merchandise sales and the effect higher recent gold prices had on jewelry scrapping. Margins on merchandise sales, excluding jewelry scrapping, increased 2.7 percentage points due to more effective liquidation of aged general merchandise in the Fiscal 2004 Quarter. During the Fiscal 2004 Quarter, the inventory valuation allowance was reduced $0.6 million as a result of the improved liquidation of aged merchandise. In the comparable Fiscal 2003 Quarter, the inventory allowance was increased $0.5 million due to the less favorable liquidation of aged merchandise during that quarter. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage, also included in cost of goods sold, was 1.7% of merchandise sales in the Fiscal 2004 Quarter compared to 1.1% in the Fiscal 2003 Quarter.

Payday loan data are as follows:

                                                                                 Quarter Ended December 31,
                                                                                 --------------------------
                                                                                  2003                2002
                                                                                 ------              ------
                                                                                  (Dollars in thousands)
Service charge revenue                                                          $  4,861            $ 3,077
Bad debt (included in operating expense)                                          (1,558)              (939)
Other direct expenses (included in operating expense)                               (281)              (358)
Collection and call center costs (included in administrative expense)               (183)              (143)
                                                                                --------            -------
Contribution to operating income                                                $  2,839            $ 1,637
                                                                                ========            =======

Average payday loan balance outstanding during quarter                          $  4,451            $ 2,501
Payday loan balance at end of quarter                                           $  5,683            $ 3,037
Average loan balance per participating location at end of quarter               $   22.7            $  13.3
Participating locations at end of quarter (whole numbers)                            250                229
Net default rate (defaults net of collections, measured as a percent of loans
   made)                                                                             5.6%               5.6%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payday loan service charge revenue and bad debt expense each increased from the Fiscal 2003 Quarter primarily due to higher average loan balances. The maturing of the product, a growth in the number of locations offering the loans, and the introduction of EZMONEY stores increased the loan balance. In the Fiscal 2004 Quarter, 91.7% ($4.5 million) of recorded payday loan service charge revenue was collected in cash, and 8.3% ($0.4 million) resulted from an increase in accrued payday loan service charges receivable. In the comparable Fiscal 2003 Quarter,

96.0% ($3.0 million) of recorded payday loan service charge revenue was collected in cash, and 4.0% ($0.1 million) was due to an increase in accrued payday loan service charges receivable. The 55% increase in accrued payday loan service charges receivable during the Fiscal 2004 Quarter was commensurate with the 57% growth in the related payday loans receivable. The Company anticipates continued growth in payday loans as it continues the expansion of additional EZMONEY stores and the product matures in its current locations.

The Company provides for a valuation allowance on both the principal and fees receivable for payday loans. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate of defaults as the basis for its valuation allowance, rather than reserving the annual or quarterly rate. Actual loan losses could vary from those estimated due to variance in any of these factors, as well as any national or regional economic downturn. At December 31, 2003, the valuation allowance was $0.4 million, or 5.2% of the payday loan principal and fees receivable, compared to $0.2 million, or 4.8% of payday loan principal and fees receivable at December 31, 2002.

Although store operating expenses decreased 2.8 percentage points when measured as a percentage of net revenues, it increased 5.5% ($1.2 million) in dollar terms, to $22.6 million. This was due primarily to a $0.6 million volume-related increase in bad debt from payday loans and a 4.7% ($0.5 million) increase in store labor and benefits.

Administrative expenses increased 36.4% ($1.6 million) from the Fiscal 2003 Quarter to $5.9 million, representing a 3.2 percentage point increase when measured as a percent of net revenues. The primary drivers of this were a $0.6 million increase in accrued incentive compensation related to the Company's improved performance and $0.9 million for restricted stock awarded to the Company's chairman as a long-term incentive. The market value of the restricted stock on the award date was $0.8 million, which is being amortized over the two-year restriction period. In the Fiscal 2004 Quarter, $0.1 million of this cost was amortized to expense. The remaining $0.8 million of the Fiscal 2004 Quarter cost is for the one-time charge for related taxes paid on the chairman's behalf as a term of the award. The Company expects to amortize an additional $0.1 million of stock compensation cost each quarter until the award's restrictions lapse in September 2005.

Depreciation and amortization expense decreased $0.4 million in the Fiscal 2004 Quarter to $1.9 million. This improvement is primarily due to the reduction in depreciable assets through the 2003 sale-leaseback of three previously owned locations and assets that became fully depreciated over the past year.

In the Fiscal 2004 Quarter, interest expense decreased by $0.2 million to $0.4 million as a result of lower average debt balances and lower effective interest rates. At December 31, 2003, the Company's total debt was $32.5 million compared to $39.3 million at December 31, 2002.

The Fiscal 2004 Quarter income tax provision was $1.6 million (34.5% of pretax income) compared to $1.2 million (35% of pretax income) for the Fiscal 2003 Quarter. The decrease in effective tax rate between these periods is due to non-tax deductible items having a smaller percentage impact on larger pre-tax earnings.

On October 1, 2002, the Company adopted SFAS No. 142 regarding goodwill and other intangible assets. During the Fiscal 2003 Quarter, the Company completed its transitional impairment tests, resulting in a non-cash $8.0 million, net of tax impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle.

Operating income for the Fiscal 2004 Quarter increased $0.8 million from the Fiscal 2003 Quarter to $4.6 million. The $1.2 million greater contribution from payday loans and $1.4 million higher gross profit on sales were somewhat offset by $1.9 million additional labor, benefits, and incentive compensation expense. After a $0.4 million decrease in depreciation and amortization, a $0.2 million decrease in interest expense, and smaller changes in other non-operating items, income before the cumulative effect of adopting a new accounting principle improved to $3.0 million in the Fiscal 2004 Quarter from $2.3 million in the Fiscal 2003 Quarter. The Company's net income for the Fiscal 2004 Quarter was $3.0 million, compared to a net loss of $5.8 million after the cumulative effect of adopting a new accounting principle in the Fiscal 2003 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the Fiscal 2004 Quarter, the Company used $0.8 million in operating activities compared to $0.7 million provided by operating activities in the Fiscal 2003 Quarter. Payday loan service charges collected increased $1.5 million in the Fiscal 2004 Quarter due primarily to the growth in the underlying loan portfolio. Largely offsetting this increase in cash flows was the payment of $0.7 million to settle previously accrued workers' compensation claims and $0.8 million of payroll taxes related to the restricted stock award discussed above. Pawn service charges collected and cash from sales of inventory remained relatively constant between the periods, decreasing only $0.3 million or 0.6% in the Fiscal 2004 Quarter compared to the Fiscal 2003 Quarter. Among other smaller changes, the Company also paid $0.4 million more in incentive compensation than it did in the Fiscal 2003 Quarter and used $0.3 million more in the Fiscal 2004 Quarter for the direct purchase of customers' merchandise.

The Company used $1.7 million of cash for investing activities during the Fiscal 2004 Quarter, consisting of $2.1 million invested in payday loan growth and $1.2 million in property and equipment, offset by a $1.6 million reduction in outstanding pawn loans. The operating activities and investing activities were funded through $1.1 million of cash on hand and bank borrowings of $1.5 million.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:

                Operating Lease       Revolving
                  Obligations      Credit Facility         Total
                ---------------    ---------------       ----------
                                    (in thousands)
2004               $  11,995         $       -           $  11,995
2005                  10,156            32,450              42,606
2006                   8,706                 -               8,706
2007                   6,954                 -               6,954
2008                   4,788                 -               4,788
Thereafter            25,220                 -              25,220
                   ---------         ---------           ---------
Total              $  67,819         $  32,450           $ 100,269
                   =========         =========           =========

In the remaining nine months of the fiscal year ending September 30, 2004, the Company also plans to open an additional 50 to 70 EZMONEY payday loan stores for an expected aggregate capital expenditure of approximately $2.0 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will increase future earnings, it expects they will have a negative effect on earnings and cash flow in their first year of operation.

The Company's $42.5 million credit agreement matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company's assets. At December 31, 2003, $10.1 million was available under the credit agreement. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends is prohibited and additional debt is restricted. While there can be no assurance that the Company's efforts will be successful, it is currently negotiating an extension of its credit agreement such that its principal will not be due in 2005, and anticipates extending it at terms at least as favorable as those in its current agreement.

The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to fund its contractual obligations, planned store growth, capital expenditures, and working capital requirements during the coming year.

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

USE OF ESTIMATES AND ASSUMPTIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on payday loans, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.

DISCLOSURE AND INTERNAL CONTROLS

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more during the remaining nine months of the fiscal year ending September 30, 2004 than they did in the comparable period of 2003, the Company's interest expense during those nine months would increase by approximately $122,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at December 31, 2003.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended September 30, 2003 (included in the Company's December 31, 2003 results on a three-month lag as described above) was approximately a $79,000 increase to stockholders' equity. On December 31, 2003, the U.K. pound closed at 1.00 to
1.7785 U.S. dollars, a strengthening from 1.6671 at September 30, 2003. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and regulatory actions arising from its normal business operations. Currently, the Company is a defendant in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be determined, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operation, or liquidity. There can be no assurance, however, as to the ultimate outcome of these actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit                                                                        Incorporated by
          Number                          Description                                      Reference to
          -------                         -----------                                    ----------------
           31.1         Certification of Chief Executive Officer Pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002

           31.2         Certification of Chief Financial Officer Pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002

           32.1         Certification of Chief Executive Officer Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002

           32.2         Certification of Chief Financial Officer Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K
           Filing        Date        Item Reported                 Information Reported
           ------        ----        -------------                 --------------------
             8-K       1/19/04         Item 12 -        Quarterly earnings announcement and related press
                                       Results of       release.
                                     Operations and
                                       Financial
                                       Condition


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            EZCORP, INC.
                                                            ------------
                                                            (Registrant)

Date: February 9, 2004                                 By:/s/ DAN N. TONISSEN
                                                       ----------------------
                                                             (Signature)

                                                       Dan N. Tonissen
                                                       Senior Vice President,
                                                       Chief Financial Officer &
                                                       Director

                                  EXHIBIT INDEX

 Exhibit                                              Incorporated by
 Number                Description                     Reference to                Page
--------               -----------                    ---------------              ----
  31.1      Certification of Chief Executive                                        20
            Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  31.2      Certification of Chief Financial                                        21
            Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  32.1      Certification of Chief Executive                                        22
            Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

  32.2      Certification of Chief Financial                                        23
            Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002