Form 10-Q
period 2004-03-31
EZCORP INC
filed 2004-05-10
CIK 876523

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, 100% of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.

As of March 31, 2004, 11,007,534 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

               Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2004, March 31, 2003 and
                  September 30, 2003                                                                            1

                  Condensed Consolidated Statements of Operations for the Three Months and Six Months
                  Ended March 31, 2004 and 2003                                                                 2

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2004
                  and 2003                                                                                      3

                  Notes to Interim Condensed Consolidated Financial Statements                                  4

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                      10

               Item 3. Quantitative and Qualitative Disclosures about Market Risk                              19

               Item 4. Controls and Procedures                                                                 20


PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings                                                                      21

               Item 4.  Submission of Matters to a Vote of Security Holders                                    21

               Item 6.  Exhibits and Reports on Form 8-K                                                       21


SIGNATURE                                                                                                      22

EXHIBIT INDEX                                                                                                  23

CERTIFICATIONS                                                                                                 83

                                     PART I
ITEM 1. FINANCIAL STATEMENTS
                      Condensed Consolidated Balance Sheets

                                                                           March 31,           March 31,         September 30,
                                                                             2004                2003                2003
                                                                           ---------           ---------           ---------
                                                                                             (In thousands)
Assets:                                                                            (Unaudited)
     Current assets:
         Cash and cash equivalents                                         $     202           $   3,386           $   2,496
         Pawn loans                                                           42,079              41,218              47,955
         Payday loans                                                          4,643               2,253               3,630
         Pawn service charges receivable, net                                  7,825               7,966               8,990
         Payday loan service charges receivable, net                             928                 442                 735
         Inventory, net                                                       29,492              29,535              29,755
         Deferred tax asset                                                    8,163               6,418               8,163
         Federal income tax receivable                                            --                  --                 328
         Prepaid expenses and other assets                                     3,054               2,456               1,726
                                                                           ---------           ---------           ---------
                Total current assets                                          96,386              93,674             103,778

     Investment in unconsolidated affiliates                                  15,417              15,124              14,700
     Property and equipment, net                                              24,642              28,659              25,369
     Note receivable from related party                                        1,500               1,500               1,500
     Deferred tax asset, non-current                                           4,391               1,948               4,391
     Other assets, net                                                         3,866               3,977               3,952
                                                                           ---------           ---------           ---------
     Total assets                                                          $ 146,202           $ 144,882           $ 153,690
                                                                           =========           =========           =========
Liabilities and stockholders' equity:
     Current liabilities:
         Accounts payable and other accrued expenses                       $  11,668           $  10,030           $  11,101
         Customer layaway deposits                                             1,842               1,731               1,792
         Federal income taxes payable                                            771                 443                  --
                                                                           ---------           ---------           ---------
                Total current liabilities                                     14,281              12,204              12,893

     Long-term debt, less current maturities                                  15,000              28,000              31,000
     Deferred gains and other long-term liabilities                            4,139               4,019               4,319
                                                                           ---------           ---------           ---------
                Total long-term liabilities                                   19,139              32,019              35,319
     Commitments and contingencies                                                --                  --                  --
     Stockholders' equity:
         Preferred Stock, par value $.01 per share; Authorized
            5,000,000 shares; none issued and outstanding                         --                  --                  --
         Class A Non-Voting Common Stock, par value $.01 per
         share;
            Authorized 40,000,000 shares; 11,016,567 issued and
            11,007,534 outstanding at March 31, 2004; 11,006,864
            issued and 10,997,831 outstanding at March 31, 2003
            and September 30, 2003                                               110                 110                 110
         Class B Voting Common Stock, convertible, par value $.01
            per share; Authorized 1,198,990 shares; 1,190,057
            issued and outstanding                                                12                  12                  12
         Additional paid-in capital                                          116,230             114,796             115,580
         Accumulated deficit                                                  (3,164)            (13,777)             (9,161)
         Less deferred compensation expense                                   (1,125)                 --                (784)
                                                                           ---------           ---------           ---------
                                                                             112,063             101,141             105,757

         Treasury stock, at cost (9,033 shares)                                  (35)                (35)                (35)
         Receivable from stockholder                                              --                (729)               (729)
         Accumulated other comprehensive income                                  754                 282                 485
                                                                           ---------           ---------           ---------
     Total stockholders' equity                                              112,782             100,659             105,478
                                                                           ---------           ---------           ---------
     Total liabilities and stockholders' equity                            $ 146,202           $ 144,882           $ 153,690
                                                                           =========           =========           =========

      See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                   Three Months Ended                      Six Months Ended
                                                                        March 31,                              March 31,
                                                                 2004               2003                2004                2003
                                                              ---------           ---------           ---------           ---------
                                                                          (In thousands, except per share amounts)
Revenues:
       Sales                                                  $  38,374           $  35,771           $  71,929           $  69,969
       Pawn service charges                                      14,488              14,323              30,040              29,957
       Payday loan service charges                                5,072               2,675               9,933               5,752
       Other                                                        355                 253                 701                 543
                                                              ---------           ---------           ---------           ---------
                  Total revenues                                 58,289              53,022             112,603             106,221
Cost of goods sold                                               22,517              22,672              41,790              43,992
                                                              ---------           ---------           ---------           ---------
                  Net revenues                                   35,772              30,350              70,813              62,229
Operating expenses:
       Operations                                                23,061              21,414              45,677              42,859
       Administrative                                             6,378               4,393              12,240               8,690
       Depreciation and amortization                              1,865               2,192               3,780               4,459
                                                              ---------           ---------           ---------           ---------
                  Total operating expenses                       31,304              27,999              61,697              56,008
                                                              ---------           ---------           ---------           ---------
Operating income                                                  4,468               2,351               9,116               6,221

Interest expense, net                                               373                 474                 821
                                                                                                                              1,131
Equity in net income of unconsolidated affiliate                   (496)               (427)               (861)               (730)
                                                              ---------           ---------           ---------           ---------
Income before income taxes and cumulative effect of
   adopting a new accounting principle                            4,591               2,304               9,156               5,820
Income tax expense                                                1,584                 806               3,159               2,037
                                                              ---------           ---------           ---------           ---------
Income before cumulative effect of adopting a new
   accounting principle                                           3,007               1,498               5,997               3,783

Cumulative effect of adopting a new accounting principle,
   net of tax                                                        --                  --                  --              (8,037)
                                                              ---------           ---------           ---------           ---------
Net income (loss)                                             $   3,007           $   1,498           $   5,997           $  (4,254)
                                                              =========           =========           =========           =========

Income (loss) per common share  - basic:
  Income before cumulative effect of adopting a new
    accounting principle                                      $    0.25           $    0.12           $    0.49           $    0.31
  Cumulative effect of adopting a new accounting
    principle, net of tax                                            --                  --                  --               (0.66)
                                                              ---------           ---------           ---------           ---------

   Net income (loss)                                          $    0.25           $    0.12           $    0.49           $   (0.35)
                                                              =========           =========           =========           =========
Income (loss) per common share - assuming dilution:
  Income before cumulative effect of adopting a new
    accounting principle                                      $    0.23           $    0.12           $    0.46           $    0.30

  Cumulative effect of adopting a new accounting
    principle, net of tax                                            --                  --                  --               (0.64)
                                                              ---------           ---------           ---------           ---------
  Net income (loss)                                           $    0.23           $    0.12           $    0.46           $   (0.34)
                                                              =========           =========           =========           =========

Weighted average shares outstanding:
       Basic                                                     12,196              12,181              12,192              12,174
       Assuming dilution                                         13,209              12,513              13,101              12,438

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Six Months Ended
                                                                                                March 31,
                                                                                       ---------------------------
                                                                                         2004               2003
                                                                                       --------           --------
                                                                                              (In thousands)
Operating Activities:
       Net income (loss)                                                               $  5,997           $ (4,254)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of adopting a new accounting principle                           --              8,037
          Depreciation and amortization                                                   3,780              4,459
          Deferred taxes                                                                     --             (3,139)
          Impairment of receivable                                                          729                 --
          Deferred compensation expense                                                     245                  3
          Income from investment in unconsolidated affiliate                               (861)              (730)
          Changes in operating assets and liabilities:
                Service charges receivable, net                                             972                896
                Inventory                                                                   263              2,562
                Notes receivable from related parties                                        --                 22
                Prepaid expenses, other current assets, and other assets, net            (1,283)             2,090
                Accounts payable and accrued expenses                                       626             (1,518)
                Customer layaway deposits                                                    50               (435)
                Deferred gains and other long-term liabilities                             (180)              (190)
                Federal income taxes                                                      1,099                802
                                                                                       --------           --------
                Net cash provided by operating activities                                11,437              8,605

Investing Activities:
       Pawn loans forfeited and transferred to inventory                                 35,823             36,899
       Pawn loans made, including loans renewed                                         (90,457)           (88,725)
       Pawn loans repaid or renewed                                                      60,510             59,856
                                                                                       --------           --------
                Net decrease in pawn loans                                                5,876              8,030

       Net (increase) decrease in payday loans                                           (1,013)                73
       Additions to property and equipment                                               (3,012)              (882)
       Dividends from unconsolidated affiliate                                              414                313
                                                                                       --------           --------

                Net cash provided by investing activities                                 2,265              7,534

Financing Activities:
       Proceeds from exercise of stock options                                                4                 --
       Net payments on bank borrowings                                                  (16,000)           (14,245)
                                                                                       --------           --------

                Net cash used in financing activities                                   (15,996)           (14,245)
                                                                                       --------           --------

Change in cash and equivalents                                                           (2,294)             1,894

Cash and equivalents at beginning of period                                               2,496              1,492
                                                                                       --------           --------
Cash and equivalents at end of period                                                  $    202           $  3,386
                                                                                       ========           ========



Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment
                                                                                         $269           $302
                Issuance of common stock to 401(k) plan
                                                                                         $61            $63

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003 ("Fiscal 2003"). The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's business is subject to seasonal variations, and operating results for the three-month and six-month periods ended March 31, 2004 are not necessarily indicative of the results of operations for the full fiscal year.

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

The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loans' principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in store operating expense, were $1.2 million and $2.7 million, representing 4.3% and 4.9% of loans made for the three-month and six-month periods ended March 31, 2004 (the "Fiscal 2004 Second Quarter" and the "Fiscal 2004 Year-to-Date Period," respectively). In the comparable 2003 periods (the "Fiscal 2003 Second Quarter" and the "Fiscal 2003 Year-to-Date Period," respectively), payday loan net defaults were $0.5 million and $1.5 million, representing 3.6% and 4.7%, respectively, of loans made.

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

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At March 31, 2004, March 31, 2003, and September 30, 2003, the valuation allowance deducted from the carrying value of inventory was $1.0 million, $2.4 million, and $1.8 million (3.2%, 7.4%, and 5.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in the Fiscal 2004 or 2003 Periods.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. No adjustments have been made to the Company's valuation allowance in the Fiscal 2004 or 2003 Periods.

STOCK-BASED COMPENSATION: The Company accounts for its stock-based compensation plans in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock-based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income. See Note H, Common Stock, Warrants, and Options.

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $69.4 million, $61.6 million and $65.7 million at March 31, 2004, March 31, 2003, and September 30, 2003, respectively.

Certain prior year balances have been reclassified to conform to the Fiscal 2004 presentation.

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Three Months Ended                  Six Months Ended
                                                                              March 31,                         March 31,
                                                                     --------------------------          --------------------------
                                                                       2004              2003              2004              2003
                                                                     --------          --------          --------          --------
                                                                                (In thousands, except per share amounts)
Numerator
     Income before cumulative effect of adopting a new
       accounting principle                                          $  3,007          $  1,498          $  5,997          $  3,783
     Cumulative effect of adopting a new accounting
       principle, net of tax                                               --                --                --            (8,037)
                                                                     --------          --------          --------          --------
     Net income (loss)                                                  3,007             1,498          $  5,997          $ (4,254)
                                                                     ========          ========          ========          ========
Denominator
       Denominator for basic earnings per share:  weighted
         average shares                                                12,196            12,181            12,192            12,174
       Effect of dilutive securities:
                  Options and warrants                                    947               332               862               264
                  Restricted common stock grants                           66                --                47                --
                                                                     --------          --------          --------          --------
       Dilutive potential common shares                                 1,013               332               909               264
                                                                     --------          --------          --------          --------
       Denominator for diluted earnings per share: adjusted
         weighted average shares and assumed conversions               13,209            12,513            13,101            12,438
                                                                     ========          ========          ========          ========
       Basic earnings (loss) per share                               $   0.25          $   0.12          $   0.49          $  (0.35)
                                                                     ========          ========          ========          ========
       Diluted earnings (loss) per share                             $   0.23          $   0.12          $   0.46          $  (0.34)
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

                                                                   Three Months Ended              Six Months Ended
                                                                         March 31                      March 31
                                                               ---------------------------     --------------------------
                                                                   2004            2003           2004           2003
                                                               -----------     -----------     -----------    -----------
Total options outstanding
           Weighted average shares subject to options            2,402,791       2,072,291       2,267,872      2,016,227
           Average exercise price per share                    $      6.55     $      5.98     $      6.35    $      6.15

Anti-dilutive options outstanding
           Weighted average shares subject to options              294,273         901,545         948,001        915,615
           Average exercise price per share                    $     13.61     $     10.72     $     11.09    $     10.76


NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), approximately 29% of A&B's total outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's Fiscal 2004 Year-to-Date Period represents its percentage interest in the results of A&B's operations from July 1, 2003 to December 31, 2003.

Conversion of A&B's financial statements into US Generally Accepted Accounting Principles ("GAAP") resulted in no material differences from those reported by A&B following UK GAAP. Below is summarized financial information for A&B's most recently reported results (in thousands of U.S. dollars, using average exchange rates for the periods indicated):

                                           Six Months ended December 31,
                                           -----------------------------
                                                     2003           2002
                                                     ----           ----
Turnover (gross revenues)                        $ 19,726       $ 16,655
Gross profit                                       13,164         11,047
Profit after tax (net income)                       2,977          2,464

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

NOTE F: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders' equity. Comprehensive income for the Fiscal 2004 Second Quarter was $3.2 million and comprehensive income for the Fiscal 2004 Year-to-Date Period was $6.3 million. For the comparable 2003 periods, comprehensive income was $1.7 million and comprehensive loss was $4.0 million, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income (loss) of $1.2 million is presented, net of tax of $0.4 million, in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."

NOTE G: LONG-TERM DEBT

At March 31, 2004, the Company's credit agreement provided for a $42.5 million revolving credit facility with an effective rate of 4.5%. Effective April 8, 2004, the Company amended and restated its credit agreement. The amendment extends the maturity date to April 1, 2007 and provides for a $40.0 million revolving credit facility. Advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the total leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends and additional debt are allowed but restricted.

NOTE H: COMMON STOCK, WARRANTS, AND OPTIONS

The Company accounts for its stock-based compensation plans as described in Note B, Significant Accounting Policies. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma results are as follows:

                                                                   Three Months Ended                      Six Months Ended
                                                                         March 31                               March 31
                                                             -----------------------------           -----------------------------
                                                                2004               2003                2004                 2003
                                                             ---------           ---------           ---------           ---------
                                                                           (In thousands, except per share amounts)
Net income (loss), as reported                               $   3,007           $   1,498           $   5,997           $  (4,254)
Add: stock-based employee compensation expense
     included in reported net income (loss), net of
     related tax effects                                            97                  --                 162                   1
Deduct:  total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                                      (237)                (91)               (417)               (176)
                                                             ---------           ---------           ---------           ---------
Pro forma net income (loss)                                  $   2,867           $   1,407           $   5,742           $  (4,429)
                                                             =========           =========           =========           =========
Earnings (loss) per share, basic:
     As reported                                             $    0.25           $    0.12           $    0.49           $   (0.35)
     Pro forma                                               $    0.24           $    0.12           $    0.47           $   (0.36)

Earnings (loss) per share, assuming dilution:
     As reported                                             $    0.23           $    0.12           $    0.46           $   (0.34)
     Pro forma                                               $    0.22           $    0.11           $    0.44           $   (0.36)


On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The Company also agreed to reimburse the Chairman for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.8 million, which is being amortized over the two-year restriction period expiring September 17, 2005. During the Fiscal 2004 Second Quarter and the Fiscal 2004 Year-to-Date Period, $0.1 million and $0.2 million, respectively, of this cost was amortized to expense. In the quarter ended December 31, 2003, the Company also reimbursed $0.8 million for the Chairman's one-time taxes related to the award. The reimbursement was charged to administrative expense.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The Company also agreed to reimburse him for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.6 million, which is being amortized over a three-year period based on the Company's expectation that earlier vesting objectives will be met. During the Fiscal 2004 Second Quarter, $0.05 million of this cost was amortized to expense. The Company expects to amortize an additional $0.1 million of stock compensation cost related to this award during the remaining six months of the fiscal year ending September 30, 2004. Additionally in the quarter ended March 31, 2004, the Company reimbursed $0.3 million for the Chief Executive Officer's one-time taxes related to the award. The reimbursement was charged to administrative expense.

NOTE I: CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. During the quarter ended December 31, 2002, the Company, with assistance of independent valuation specialists, completed impairment tests of its goodwill and pawn licenses; its indefinite lived intangible assets. The goodwill testing estimated enterprise value based on discounted cash flows and market capitalization and indicated an implied fair value of goodwill of $0 based on the allocation of enterprise value to all of the Company's assets and liabilities. This resulted in an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. Separately, the estimated fair value of pawn licenses was compared to their carrying value, indicating no impairment.

At each balance sheet date presented, the balance of pawn licenses - the only major class of indefinite lived intangible assets at each of these dates was $1.5 million.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite lived intangible assets at the specified dates:

                                       March 31, 2004,                March 31, 2003,              September 30, 2003,
                                Carrying      Accumulated      Carrying       Accumulated      Carrying       Accumulated
                                 Amount      Amortization       Amount       Amortization       Amount        Amortization
                                --------     ------------      --------      ------------      --------       ------------
                                                                     (In thousands)
License application
  fees                          $  742          $  577          $  742          $  546          $  742          $  561
Real estate finders'
  fees                             554             265             554             230             554             249
Non-compete agreements             388             228             388             209             388             219
                                ------          ------          ------          ------          ------          ------
Total                           $1,684          $1,070          $1,684          $  985          $1,684          $1,029
                                ======          ======          ======          ======          ======          ======


Total amortization expense from definite lived intangible assets for the Fiscal 2004 Second Quarter and the Fiscal 2004 Year-to-Date Period was approximately $20,000 and $41,000, respectively. In comparison, the amortization expense for the Fiscal 2003 Second Quarter and the Fiscal 2003 Year-to-Date Period was approximately $23,000 and $46,000, respectively. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding full fiscal years ending September 30 (in thousands):

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

NOTE J: RELATED PARTY TRANSACTIONS

In 1994, the Company loaned Vince Lambiase, the former President and Chief Executive Officer, approximately $729,000 to purchase 50,000 shares of EZCORP Class A Common Stock. The loan was shown as a reduction of stockholders' equity. In connection with his separation from the Company in 2000, the maturity date of the loan was extended to the earlier of (a) ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. On January 16, 2004, the Company's stock closed at $10.34. As of March 31, 2004, the note remained outstanding. A full valuation allowance has been recorded for the note as its collection is doubtful.

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

Second Quarter Ended March 31, 2004 vs. Second Quarter Ended March 31, 2003
---------------------------------------------------------------------------

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended March 31, 2004 and 2003 ("Fiscal 2004 Second Quarter" and "Fiscal 2003 Second Quarter," respectively):

                                                                            Three Months Ended                 % or
                                                                               March 31, (a)                   Point
                                                                          2004              2003              Change(b)
                                                                       ----------        ----------          ----------
Net revenues:
           Sales                                                       $   38,374        $   35,771                  7.3%
           Pawn service charges                                            14,488            14,323                  1.2%
           Payday loan service charges                                      5,072             2,675                 89.6%
           Other                                                              355               253                 40.3%
                                                                       ----------        ----------
                  Total revenues                                           58,289            53,022                  9.9%
           Cost of goods sold                                              22,517            22,672                 (0.7)%
                                                                       ----------        ----------
                  Net revenues                                         $   35,772        $   30,350                 17.9%
                                                                       ==========        ==========
Other data:

           Gross margin                                                      41.3%             36.6%            4.7 pts.
           Average annual inventory turnover                                 2.9x              2.8x                 0.1x
           Average inventory per pawn location at quarter end          $      105        $      105                   --
           Average pawn loan balance per pawn location at
           quarter end                                                 $      150        $      147                  2.0%
           Average yield on pawn loan portfolio                               135%              134%               1 pt.
           Pawn loan redemption rate                                           79%               78%               1 pt.
Expenses and income as a percentage of net revenues (%):
           Store operating                                                   64.5              70.6           (6.1) pts.
           Administrative                                                    17.8              14.5             3.3 pts.
           Depreciation and amortization                                      5.2               7.2           (2.0) pts.
           Interest, net                                                      1.0               1.6           (0.6) pts.
           Income before income taxes                                        12.8               7.6             5.2 pts.
           Net income                                                         8.4               4.9             3.5 pts.

Stores in operation:
           Beginning of period                                                303               280
           New openings                                                        32                --
                                                                       ----------        ----------
           End of period                                                      335               280
                                                                       ==========        ==========

Average number of stores during the period                                    319               280
                                                                       ==========        ==========

------------------------------------------------------------------
a     In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Six Months Ended March 31, 2004 vs. Six Months Ended March 31, 2003
-------------------------------------------------------------------

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six-month periods ended March 31, 2004 and 2003 ("Fiscal 2004 Year-to-Date Period" and "Fiscal 2003 Year-to-Date Period," respectively):

                                                                            Six Months Ended                  % or
                                                                              March 31, (a)                   Point
                                                                         2004               2003             Change(b)
                                                                       --------           --------           --------
Net revenues:
           Sales                                                       $ 71,929           $ 69,969                2.8%
           Pawn service charges                                          30,040             29,957                0.3%
           Payday loan service charges                                    9,933              5,752               72.7%
           Other                                                            701                543               29.1%
                                                                       --------           --------
                  Total revenues                                        112,603            106,221                6.0%
           Cost of goods sold                                            41,790             43,992               (5.0)%
                                                                       --------           --------
                  Net revenues                                         $ 70,813           $ 62,229               13.8%
                                                                       ========           ========
Other data:
           Gross margin                                                    41.9%              37.1%           4.8 pts.
           Average annual inventory turnover                               2.7x               2.7x                 --
           Average inventory per pawn location at quarter end          $    105           $    105                 --
           Average pawn loan balance per pawn location at
           quarter end                                                 $    150           $    147                2.0%
           Average yield on pawn loan portfolio                             134%               133%             1 pt.
           Pawn loan redemption rate                                         77%                77%                --
Expenses and income as a percentage of net revenues (%):
           Store operating                                                 64.5               68.9           (4.4) pts.
           Administrative                                                  17.3               14.0             3.3 pts.
           Depreciation and amortization                                    5.3                7.2           (1.9) pts.
           Interest, net                                                    1.2                1.8           (0.6) pts.
           Income before income taxes and cumulative effect                12.9                9.4             3.5 pts.
           Income before cumulative effect                                  8.5                6.1             2.4 pts.

Stores in operation:
           Beginning of period                                              284                280
           New openings                                                      51                 --
                                                                       --------           --------

           End of period                                                    335                280
                                                                       ========           ========

Average number of stores during the period                                  306                280
                                                                       ========           ========

------------------------------------------------------------------
a     In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

OVERVIEW

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans secured by tangible personal property, commonly known as pawn loans, and short-term non-collateralized loans, often referred to as payday loans. The Company makes pawn loans in its 280 EZPAWN pawnshops, located in eleven states. The Company makes payday loans in 205 of its EZPAWN locations, 55 EZMONEY Payday Loans locations ("EZMONEY stores"), and its Austin, Texas based call center.

The Company earns pawn service charge revenue on its pawn lending activity. While allowable service charges vary by state and by amount of the loan, a majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company's average pawn loan amount has historically averaged between $70 and $75, but varies depending on the evaluation of each item pawned and prevailing gold prices. The allowable term of pawn loans also differs by state, but is typically 30 days with a 60-day grace period.

The Company earns payday loan service charge revenue on its payday loans. In 204 locations and its call center, the Company markets and services payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank. After origination of the loans, the Company may purchase an 85% participation in the loans made by County Bank and marketed by the Company. In 56 of its locations, the Company makes payday loans in compliance with state law. The average payday loan amount is approximately $370 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned is typically $18 for a 7 to 23-day period, but varies in certain locations.

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

In the Fiscal 2004 Second Quarter, the Company saw significant growth in its payday loan balances and related earnings contribution. The Company also realized improvements in its gross margins on merchandise sales primarily due to effective liquidation of aged general merchandise and due to market-driven price increases on gold jewelry sold to refiners. The Company's income improved to $3.0 million in the Fiscal 2004 Second Quarter from $1.5 million in the Fiscal 2003 Second Quarter.

RESULTS OF OPERATIONS

Second Quarter Ended March 31, 2004 vs. Second Quarter Ended March 31, 2003
---------------------------------------------------------------------------

The following discussion compares the results of operations for the Fiscal 2004 Second Quarter to the Fiscal 2003 Second Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2004 Second Quarter pawn service charge revenue increased 1.2%, or $0.2 million, from the Fiscal 2003 Second Quarter to $14.5 million. This increase was due to a one percentage point improvement in loan yields to 135% in the Fiscal 2004 Second Quarter. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in statutory fees that can be charged, changes in the level of loan forfeitures and a mix shift between loans with different yields. The Company's ending balance of pawn loans outstanding at March 31, 2004 was 2.1% higher than at March 31, 2003, while the average balance of pawn loans outstanding during the two periods remained constant.

In the Fiscal 2004 Second Quarter, 112.3%, or $16.3 million, of recorded pawn service charge revenue was collected in cash offset by a $1.8 million decrease in accrued pawn service charges receivable. In the comparable Fiscal 2003 Second Quarter, 111.0%, or $15.9 million, of recorded pawn service charge revenue was collected in cash offset by a $1.6 million decrease in accrued pawn service charges receivable. This pattern is consistent with the seasonal nature of the pawn lending business. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at March 31, 2004 in anticipation of lower loan redemptions following the income tax refund season.

Sales increased $2.6 million in the Fiscal 2004 Second Quarter compared to the Fiscal 2003 Second Quarter, to $38.4 million. The increase was due to 5.1% higher same store merchandise sales ($1.6 million) and an increase in jewelry scrapping sales ($1.0 million). Below is a summary of comparable sales data:


                                                  Quarter Ended March 31,
                                                 -------------------------
                                                  2004              2003
                                                 -------           -------
                                                   (Dollars in thousands)
Merchandise sales                                $33,188           $31,587
Jewelry scrapping sales                            5,186             4,184
                                                 -------           -------
Total sales                                       38,374            35,771

Gross profit on merchandise sales                $14,330           $12,344
Gross profit on jewelry scrapping sales            1,527               755

Gross margin on merchandise sales                   43.2%             39.1%
Gross margin on jewelry scrapping sales             29.4%             18.0%
Overall gross margin                                41.3%             36.6%

The Fiscal 2004 Second Quarter overall gross margins on sales increased 4.7 percentage points from the Fiscal 2003 Second Quarter to 41.3%. This resulted from improved margins on same store merchandise sales and the effect higher recent gold prices had on jewelry scrapping. Margins on merchandise sales, excluding jewelry scrapping, increased 4.1 percentage points due primarily to more effective liquidation of aged general merchandise in the Fiscal 2004 Second Quarter. During the Fiscal 2004 Second Quarter, the inventory valuation allowance was reduced $0.2 million as a result of the improved liquidation of aged merchandise. In the comparable Fiscal 2003 Second Quarter, the inventory allowance was increased $0.2 million due to the less favorable liquidation of aged merchandise during that quarter. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage, also included in cost of goods sold, was 1.5% of merchandise sales in the Fiscal 2004 Second Quarter compared to 1.9% in the Fiscal 2003 Second Quarter.

Payday loan data are as follows:

                                                                                   Quarter Ended March 31,
                                                                                   2004               2003
                                                                                 -------            -------
                                                                                    (Dollars in thousands)
Service charge revenue                                                           $ 5,072            $ 2,675
Bad debt (included in operating expense):
    Net defaults on loans                                                         (1,203)              (540)
    Change in valuation allowance and other related costs                            104                 51
                                                                                 -------            -------
        Net bad debt                                                              (1,099)              (489)
Other direct expenses (included in operating expense)                               (187)              (279)
Collection and call center costs (included in administrative expense)               (194)              (189)
                                                                                 -------            -------
Contribution to operating income                                                 $ 3,592            $ 1,718
                                                                                 =======            =======

Average payday loan balance outstanding during quarter                           $ 5,033            $ 2,529
Payday loan balance at end of quarter                                            $ 4,643            $ 2,253
Average loan balance per participating location at end of quarter                $  17.8            $   9.8
Participating locations at end of quarter (whole numbers)                            261                229
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                       4.3%               3.6%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payday loan service charge revenue increased from the Fiscal 2003 Second Quarter with the growth in the amount of loans made during the quarter. Payday loan bad debt expense increased primarily due to the growth in the amount of loans made during the quarter. An increase in the net default rate also contributed approximately one third of the increase in bad debt expense. The maturing of the product and a growth in the number of locations offering the loans contributed to the increase in the loan balance. In the Fiscal 2004 Second Quarter, 104.1% or $5.3 million of recorded payday loan service charge revenue was collected in cash offset by a $0.2 million decrease in accrued payday loan service charges receivable. In the comparable Fiscal 2003 Second Quarter, 106.2% or $2.9 million of recorded payday loan service charge revenue was collected in cash offset by a $0.2 million decrease in accrued payday loan service charges receivable. This is consistent with the seasonal pattern expected in payday lending. The 18.4% decrease in accrued payday loan service charges receivable during the Fiscal 2004 Second Quarter was commensurate with the 18.3% reduction in the related payday loans receivable. The Company anticipates continued growth in payday loans as it continues the expansion of additional EZMONEY Payday Loans stores and the product matures in its current locations.

The Company provides for a valuation allowance on both the principal and fees receivable for payday loans. At March 31, 2004, the valuation allowance was $0.3 million, or 4.7% of the payday loan principal and fees receivable, compared to $0.2 million, or 5.2% of payday loan principal and fees receivable at March 31, 2003. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate of defaults as the basis for its valuation allowance, rather than reserving the annual or quarterly rate. Actual loan losses could vary from those estimated due to variance in any of these factors, as well as any national or regional economic downturn.

Although store operating expenses decreased 6.1 percentage points when measured as a percentage of net revenues, it increased 7.7% ($1.6 million) in dollar terms, to $23.1 million. This was due primarily to a $0.6 million volume-related increase in bad debt from payday loans and a 12.6% ($1.3 million) increase in store labor and benefits, offset by a $0.5 million decrease in robbery expense. The Company expects continued volume-related increases in bad debt from payday loans, commensurate with the growth in locations offering payday loans and the maturation of the product in existing locations.

Administrative expenses increased 45.2% ($2.0 million) from the Fiscal 2003 Second Quarter to $6.4 million, representing a 3.3 percentage point increase when measured as a percent of net revenues. The primary causes of this were a $0.4 million increase in accrued incentive compensation due to the Company's improved performance, $0.5 million related to restricted stock awarded to the Company's Chairman and its Chief Executive Officer as long-term incentives as discussed in Note H to the Company's Interim Condensed Consolidated Financial Statements, and $0.7 million related to a valuation allowance placed on a note receivable from a former Chief Executive Officer of the Company as discussed in Note J to the Company's Interim Condensed Consolidated Financial Statements.

Depreciation and amortization expense decreased $0.3 million in the Fiscal 2004 Second Quarter to $1.9 million. This improvement is primarily due to the reduction in depreciable assets through the 2003 sale-leaseback of three previously owned locations and assets that became fully depreciated over the past year, net of additional depreciation on assets placed in service in the last twelve months.

In the Fiscal 2004 Second Quarter, interest expense decreased by $0.1 million to $0.4 million as a result of lower average debt balances and lower effective interest rates. At March 31, 2004, the Company's total debt was $15.0 million compared to $28.0 million at March 31, 2003.

The Fiscal 2004 Second Quarter income tax provision was $1.6 million (34.5% of pretax income) compared to $0.8 million (35% of pretax income) for the Fiscal 2003 Second Quarter. The decrease in effective tax rate between these periods is due to non-tax deductible items having a smaller percentage impact on larger pre-tax earnings.

Operating income for the Fiscal 2004 Second Quarter increased $2.1 million from the Fiscal 2003 Second Quarter to $4.5 million. The $1.9 million greater contribution from payday loans, $2.8 million higher gross profit on sales, and $0.3 million decrease in depreciation and amortization were somewhat offset by $2.2 million additional labor, benefits, and incentive compensation expense and the $0.7 million valuation allowance placed on a note receivable. After a $0.8 million increase in income tax expense and smaller changes in other non-operating items, net income improved to $3.0 million in the Fiscal 2004 Second Quarter from $1.5 million in the Fiscal 2003 Second Quarter.

Six Months Ended March 31, 2004 vs. Six Months Ended March 31, 2003
-------------------------------------------------------------------

The following discussion compares the results of operations for the Fiscal 2004 Year-to-Date Period to the Fiscal 2003 Year-to-Date Period. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2004 Year-to-Date Period pawn service charge revenue increased 0.3%, or $0.1 million from the Fiscal 2003 Year-to-Date Period to $30.0 million. This increase was primarily due to a one percentage point improvement in loan yields to 134% in the Fiscal 2004 Year-to-Date Period, offset by lower average loan balances during the Fiscal 2004 Year-to-Date Period. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in statutory fees that can be charged, changes in the level of loan forfeitures and a mix shift between loans with different yields. The Company's average balance of pawn loans outstanding during the Fiscal 2004 Year-to-Date Period was 0.9% lower and ending pawn loans outstanding were 2.1% higher than in the Fiscal 2003 Year-to-Date Period.

In the Fiscal 2004 Year-to-Date Period, 103.9% or $31.2 million of recorded pawn service charge revenue was collected in cash offset by a $1.2 million decrease in accrued pawn service charges receivable. In the Fiscal 2003 Year-to-Date Period, 102.8% or $30.8 million of recorded pawn service charge revenue was collected in cash offset by a $0.8 million decrease in accrued pawn service charges receivable. This pattern is consistent with the seasonal nature of the pawn lending business. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at March 31, 2004 in anticipation of lower loan redemptions following the income tax refund season.

Sales increased $1.9 million in the Fiscal 2004 Year-to-Date Period compared to the Fiscal 2003 Year-to-Date Period, to $71.9 million. The increase was due to higher same store merchandise sales ($1.1 million) and an increase in jewelry scrapping sales ($0.8 million). Below is a summary of comparable sales data:


                                                 Six Months Ended March 31,
                                                   2004              2003
                                                 -------           -------
                                                   (Dollars in thousands)
Merchandise sales                                $64,250           $63,132
Jewelry scrapping sales                            7,679             6,837
                                                 -------           -------
Total sales                                       71,929            69,969

Gross profit on merchandise sales                $27,809           $25,195
Gross profit on jewelry scrapping sales            2,330               782

Gross margin on merchandise sales                   43.3%             39.9%
Gross margin on jewelry scrapping sales             30.3%             11.4%
Overall gross margin                                41.9%             37.1%


The Fiscal 2004 Year-to-Date Period overall gross margins on sales increased 4.8 percentage points from the Fiscal 2003 Year-to-Date Period to 41.9%. This resulted from improved margins on same store merchandise sales and the favorable effect higher recent gold prices had on jewelry scrapping. Margins on merchandise sales, excluding jewelry scrapping, increased 3.4 percentage points primarily due to more effective liquidation of aged general merchandise in the Fiscal 2004 Year-to-Date Period. During the Fiscal 2004 Year-to-Date Period, the inventory valuation allowance was reduced $0.8 million as a result of the improved liquidation of aged merchandise. In the comparable Fiscal 2003 Year-to-Date Period, the inventory allowance was increased $0.7 million due to the less favorable liquidation of aged merchandise during that period. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage, also included in cost of goods sold, was 1.6% of merchandise sales in the Fiscal 2004 Year-to-Date Period compared to 1.5% in the Fiscal 2003 Year-to-Date Period.

Payday loan data are as follows:

                                                                                 Six Months Ended March 31,
                                                                                  2004               2003
                                                                                 -------            -------
                                                                                   (Dollars in thousands)
Service charge revenue                                                           $ 9,933            $ 5,752
Bad debt (included in operating expense):
    Net defaults on loans                                                         (2,724)            (1,483)
    Change in valuation allowance and other related costs                             67                 55
                                                                                 -------            -------
        Net bad debt                                                              (2,657)            (1,428)
Other direct expenses (included in operating expense)                               (468)              (637)
Collection and call center costs (included in administrative expense)               (377)              (333)
                                                                                 -------            -------
Contribution to operating income                                                 $ 6,431            $ 3,354
                                                                                 =======            =======

Average payday loan balance outstanding during Period                            $ 4,607            $ 2,440
Payday loan balance at end of Period                                             $ 4,643            $ 2,253
Average loan balance per participating location at end of Period                 $  17.8            $   9.8
Participating locations at end of Period (whole numbers)                             261                229
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                       4.9%               4.7%

The Contribution to operating income presented above is the incremental contribution only and excludes other costs such as labor, rent, and other overhead costs.

Payday loan service charge revenue and bad debt expense each increased from the Fiscal 2003 Year-to-Date Period primarily due to an increase in the amount of loans made during the period. The maturing of the product and a growth in the number of locations offering the loans contributed to the increase in the loan balance. In the Fiscal 2004 Year-to-Date Period, 98.1% ($9.7 million) of recorded payday loan service charge revenue was collected in cash, and 1.9% ($0.2 million) resulted from an increase in accrued payday loan service charges receivable. In the comparable Fiscal 2003 Year-to-Date Period, 100.7% or $5.8 million of recorded payday loan service charge revenue was collected in cash offset by a $0.04 million decrease in accrued payday loan service charges receivable. The Company anticipates continued growth in payday loans as it continues the expansion of additional EZMONEY Payday Loans stores and the product matures in its current locations.

The Company provides for a valuation allowance on both the principal and fees receivable for payday loans. At March 31, 2004, the valuation allowance was $0.3 million, or 4.7% of the payday loan principal and fees receivable, compared to $0.2 million, or 5.2% of payday loan principal and fees receivable at March 31, 2003. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate of defaults as the basis for its valuation allowance, rather than reserving the annual or quarterly rate. Actual loan losses could vary from those estimated due to variance in any of these factors, as well as any national or regional economic downturn.

Although store operating expenses decreased 4.4 percentage points when measured as a percentage of net revenues, it increased 6.6% ($2.8 million) in dollar terms, to $45.7 million. This was due primarily to a $1.2 million volume-related increase in bad debt from payday loans and an 8.7% ($1.8 million) increase in store labor and benefits, offset by smaller fluctuations in other operating expenses.

Administrative expenses increased 40.9% ($3.6 million) from the Fiscal 2003 Year-to-Date Period to $12.2 million, representing a 3.3 percentage point increase when measured as a percent of net revenues. The primary causes of this were a $1.0 million increase in accrued incentive compensation related to the Company's improved performance and $1.3 million for restricted stock awarded to the Company's Chairman and its Chief Executive Officer as long-term incentives as discussed in Note H to the Company's Interim Condensed Consolidated Financial Statements. Also contributing to the increase was $0.7 million related to a valuation allowance placed on a note receivable from a former Chief Executive Officer of the Company as discussed in Note J to the Company's Interim Condensed Consolidated Financial Statements and a $0.5 million increase in professional fees.

Depreciation and amortization expense decreased $0.7 million in the Fiscal 2004 Year-to-Date Period to $3.8 million. This improvement is primarily due to the reduction in depreciable assets through the 2003 sale-leaseback of three previously owned locations and assets that became fully depreciated over the past year, net of additional depreciation on assets placed in service in the last twelve months.

In the Fiscal 2004 Year-to-Date Period, interest expense decreased by $0.3 million to $0.8 million as a result of lower average debt balances and lower effective interest rates. At March 31, 2004, the Company's total debt was $15.0 million compared to $28.0 million at March 31, 2003.

The Fiscal 2004 Year-to-Date Period income tax provision was $3.2 million (34.5% of pretax income) compared to $2.0 million (35% of pretax income) for the Fiscal 2003 Year-to-Date Period. The decrease in effective tax rate between these periods is due to non-tax deductible items having a smaller percentage impact on larger pre-tax earnings.

On October 1, 2002, the Company adopted SFAS No. 142 regarding goodwill and other intangible assets. During the Fiscal 2003 Year-to-Date Period, the Company completed its transitional impairment tests, resulting in a non-cash $8.0 million, net of tax impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle.

Operating income for the Fiscal 2004 Year-to-Date Period increased $2.9 million from the Fiscal 2003 Year-to-Date Period to $9.1 million. This increase was primarily due to a $3.1 million greater contribution from payday loans, $4.2 million higher gross profit on sales, and a $0.7 million decrease in depreciation and amortization. Somewhat offsetting these factors were a $4.1 million increase in labor, benefits, and incentive compensation expense and the $0.7 million valuation allowance placed on a note receivable. After a $0.3 million decrease in interest expense, a $1.1 million increase in income tax expense, and smaller changes in other non-operating items, income before the cumulative effect of adopting a new accounting principle improved to $6.0 million in the Fiscal 2004 Year-to-Date Period from $3.8 million in the Fiscal 2003 Year-to-Date Period. The Company's net income for the Fiscal 2004 Year-to-Date Period was $6.0 million, compared to a net loss of $4.3 million after the cumulative effect of adopting a new accounting principle in the Fiscal 2003 Year-to-Date Period.

LIQUIDITY AND CAPITAL RESOURCES

During the Fiscal 2004 Year-to-Date Period, operating activities provided $11.4 million compared to $8.6 million in the Fiscal 2003 Year-to-Date Period. Payday loan service charges collected increased $3.9 million in the Fiscal 2004 Year-to-Date Period due primarily to the growth in the underlying loan portfolio, cash from sales of inventory increased $2.6 million in the Fiscal 2004 Year-to-Date Period compared to the Fiscal 2003 Year-to-Date Period, and pawn service charges collected in cash increased $0.4 million. Offsetting these improvements in cash flows were the payments of $1.1 million in payroll taxes related to the restricted stock awards discussed above, $0.7 million to settle previously accrued workers' compensation claims, and $0.4 million more in incentive compensation. Among other smaller changes, the Company also used $0.8 million more in the Fiscal 2004 Year-to-Date Period for the direct purchase of customers' merchandise.

The Company's investing activities provided $2.3 million of cash during the Fiscal 2004 Year-to-Date Period, consisting of a $5.9 million reduction in outstanding pawn loans and a $0.4 million dividend received from the Company's investment in an unconsolidated affiliate, offset by a $1.0 million increase in payday loans outstanding and $3.0 million invested in property and equipment. The cash flow from operating and investing activities and $2.3 million of cash on hand were used to make payments on the Company's revolving credit facility of $16.0 million in the Fiscal 2004 Year-to-Date Period.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:


                                                                Payments due by Period
                                     -----------------------------------------------------------------------------
                                                     Less than 1                                       More than 5
Contractual Obligations               Total             year          1-3 years        3-5 years          years
                                     -------          -------          -------          -------          -------
Long-term debt obligations           $15,000          $    --          $    --          $15,000          $    --
Capital lease obligations                 --               --               --               --               --
Operating lease obligations           71,449           12,373           20,092           12,888           26,096
Purchase obligations                      --               --               --               --               --
Other long-term liabilities               --               --               --               --               --
                                     -------          -------          -------          -------          -------
Total                                $86,449          $12,373          $20,092          $27,888          $26,096
                                     =======          =======          =======          =======          =======


In the remaining six months of the fiscal year ending September 30, 2004, the Company also plans to open an additional 65 to 70 EZMONEY payday loan stores for an expected aggregate capital expenditure of approximately $1.9 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will increase future earnings, it expects they will have a negative effect on earnings and cash flow in their first year of operation.

Effective April 8, 2004, the Company amended and restated its credit agreement. The amendment extends the maturity date to April 1, 2007 and provides for a $40.0 million revolving credit facility. Under the terms of the amended agreement, the Company would have had the ability to borrow an additional $25.0 million at March 31, 2004. Advances are secured by the Company's assets. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends and additional debt are allowed but restricted.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more during the remaining six months of the fiscal year ending September 30, 2004 than they did in the comparable period of 2003, the Company's interest expense during those six months would increase by approximately $38,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at March 31, 2004.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment, net of tax, representing the strengthening in the U.K. pound during the quarter ended December 31, 2003 (included in the Company's March 31, 2004 results on a three-month lag as described above) was approximately a $190,000 increase to stockholders' equity. On March 31, 2004, the U.K. pound closed at 1.00 to 1.8262 U.S. dollars, a strengthening from
1.7785 at December 31, 2003. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated February 10, 2004, the holder of a majority of the Company's Class B voting common stock ratified the audit committee's re-appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2004.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibit                                                                         Incorporated by
                Number                                  Description                               Reference to
                ------                                  -----------                               ------------
                   10.89      Third Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., as Agent and Issuing Bank, re: $40
                              million Credit Facility

                    31.1      Certification of Chief Executive Officer Pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002

                    31.2      Certification of Chief Financial Officer Pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002

                    32.1      Certification of Chief Executive Officer Pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002

                    32.2      Certification of Chief Financial Officer Pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002


      (b)       Reports on Form 8-K

                 Filing        Date        Item Reported                    Information Reported
                 ------        ----        -------------                    --------------------
                   8-K       4/20/04     Item 12 - Results   Quarterly earnings announcement and related press
                                         of Operations and   release.
                                             Financial
                                             Condition

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EZCORP, INC.
                                              ------------
                                              (Registrant)



Date: May 7, 2004                       By:/s/ DAN N. TONISSEN
                                        ----------------------
                                            (Signature)

                                        Dan N. Tonissen
                                        Senior Vice President,
                                        Chief Financial Officer &
                                        Director

                                           EXHIBIT INDEX


Exhibit                                                    Incorporated by
Number                      Description                     Reference to          Page
------                      -----------                     ------------          ----
   10.89      Third Amended and Restated Credit                                    24
              Agreement between the Company and Wells
              Fargo Bank, N.A., as Agent and Issuing
              Bank, re: $40 million Credit Facility

    31.1      Certification of Chief Executive                                     83
              Officer Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

    31.2      Certification of Chief Financial                                     84
              Officer Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

    32.1      Certification of Chief Executive                                     85
              Officer Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

    32.2      Certification of Chief Financial                                     86
              Officer Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002