Form 10-Q
period 2004-06-30
EZCORP INC
filed 2004-08-02
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                      COMMISSION FILE NUMBER 000-19424

                         -------------------------------
                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           74-2540145
-------------------------------                           ------------------
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

As of June 30, 2004, 11,171,168 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2004, June 30, 2003 and September
              30, 2003 .....................................................................................     1

              Condensed Consolidated Statements of Operations for the Three Months and Nine Months
              Ended June 30, 2004 and 2003 .................................................................     2

              Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2004
              and 2003 .....................................................................................     3

              Notes to Interim Condensed Consolidated Financial Statements .................................     4


           Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations ......................................................................................    11

           Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............................    20

           Item 4. Controls and Procedures .................................................................    21

PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings ......................................................................    22

           Item 4.  Submission of Matters to a Vote of Security Holders ....................................    22

           Item 6.  Exhibits and Reports on Form 8-K .......................................................    22

SIGNATURE ..................................................................................................    23

EXHIBIT INDEX ..............................................................................................    24

CERTIFICATIONS .............................................................................................    25

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                                    June 30,     June 30,    September 30,
                                                                                      2004         2003          2003
                                                                                   ---------    ---------    -------------
                                                                                                (In thousands)
                                                                                        (Unaudited)
Assets:
     Current assets:
         Cash and cash equivalents                                                 $   1,692    $     248    $       2,496
         Pawn loans                                                                   51,101       48,149           47,955
         Payday loans                                                                  6,720        3,116            3,630
         Pawn service charges receivable, net                                          8,557        8,806            8,990
         Payday loan service charges receivable, net                                   1,336          611              735
         Inventory, net                                                               30,997       28,853           29,755
         Deferred tax asset                                                            8,163        6,418            8,163
         Federal income tax receivable                                                   253          683              328
         Prepaid expenses and other assets                                             2,287        2,209            1,726
                                                                                   ---------    ---------    -------------
                Total current assets                                                 111,106       99,093          103,778

     Investment in unconsolidated affiliates                                          15,734       15,113           14,700
     Property and equipment, net                                                      25,222       27,141           25,369
     Note receivable from related party                                                1,500        1,500            1,500
     Deferred tax asset, non-current                                                   4,391        1,948            4,391
     Other assets, net                                                                 4,102        3,848            3,952
                                                                                   ---------    ---------    -------------
     Total assets                                                                  $ 162,055    $ 148,643    $     153,690
                                                                                   =========    =========    =============
Liabilities and stockholders' equity:
     Current liabilities:
         Accounts payable and other accrued expenses                               $  11,465    $   9,186    $      11,101
         Customer layaway deposits                                                     1,554        1,471            1,792
                                                                                   ---------    ---------    -------------
                Total current liabilities                                             13,019       10,657           12,893

     Long-term debt, less current maturities                                          31,200       33,000           31,000
     Deferred gains and other long-term liabilities                                    4,048        4,408            4,319
                                                                                   ---------    ---------    -------------
                Total long-term liabilities                                           35,248       37,408           35,319
     Commitments and contingencies                                                         -            -                -
     Stockholders' equity:
         Preferred Stock, par value $.01 per share; Authorized
            5,000,000 shares; none issued and outstanding                                  -            -                -
         Class A Non-Voting Common Stock, par value $.01 per share;
            Authorized 40,000,000 shares; 11,180,201 issued and
            11,171,168 outstanding at June 30, 2004; 11,006,864 issued and 10,997,831 outstanding at June 30, 2003
            and September 30, 2003                                                       112          110              110
         Class B Voting Common Stock, convertible, par value $.01
            per share; Authorized 1,198,990 shares; 1,190,057
            issued and outstanding                                                        12           12               12
         Additional paid-in capital                                                  116,680      114,796          115,580
         Accumulated deficit                                                          (2,911)     (13,724)          (9,161)
         Less deferred compensation expense                                             (978)           -             (784)
                                                                                   ---------    ---------    -------------
                                                                                     112,915      101,194          105,757
         Treasury stock, at cost (9,033 shares)                                          (35)         (35)             (35)
         Receivable from stockholder                                                       -         (729)            (729)
         Accumulated other comprehensive income                                          908          148              485
                                                                                   ---------    ---------    -------------
     Total stockholders' equity                                                      113,788      100,578          105,478
                                                                                   ---------    ---------    -------------
     Total liabilities and stockholders' equity                                    $ 162,055    $ 148,643    $     153,690
                                                                                   =========    =========    =============

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                              Three Months Ended        Nine Months Ended
                                                                   June 30,                  June 30,
                                                            ----------------------    ----------------------
                                                              2004         2003         2004         2003
                                                            ---------    ---------    ---------    ---------
                                                                (In thousands, except per share amounts)
Revenues:
       Sales                                                $  30,782    $  30,012    $ 102,711    $  99,980
       Pawn service charges                                    13,835       13,619       43,875       43,576
       Payday loan service charges                              6,191        3,047       16,124        8,798
       Other                                                      333          225        1,034          770
                                                            ---------    ---------    ---------    ---------
                  Total revenues                               51,141       46,903      163,744      153,124
Cost of goods sold                                             19,340       19,714       61,130       63,708
                                                            ---------    ---------    ---------    ---------
                  Net revenues                                 31,801       27,189      102,614       89,416
Operating expenses:
       Operations                                              21,830       19,700       64,382       60,495
       Bad debt and other payday loan direct expenses           2,832        1,111        5,957        3,175
       Administrative                                           4,614        4,021       16,854       12,711
       Depreciation and amortization                            1,858        2,179        5,638        6,636
                                                            ---------    ---------    ---------    ---------
                  Total operating expenses                     31,134       27,011       92,831       83,017
                                                            ---------    ---------    ---------    ---------
Operating income                                                  667          178        9,783        6,399

Interest expense, net                                             332          403        1,153        1,534
Equity in net income of unconsolidated affiliate                 (430)        (333)      (1,291)      (1,062)
Loss on sale of assets                                              -           27            -           26
                                                            ---------    ---------    ---------    ---------
Income before income taxes and cumulative effect of
   adopting a new accounting principle                            765           81        9,921        5,901
Income tax expense                                                512           28        3,671        2,065
                                                            ---------    ---------    ---------    ---------
Income before cumulative effect of adopting a new
   accounting principle                                           253           53        6,250        3,836
Cumulative effect of adopting a new accounting principle,
   net of tax                                                       -            -            -       (8,037)
                                                            ---------    ---------    ---------    ---------
Net income (loss)                                           $     253    $      53    $   6,250    $  (4,201)
                                                            =========    =========    =========    =========

Income (loss) per common share  - basic:
  Income before cumulative effect of adopting a new
    accounting principle                                    $    0.02    $       -    $    0.51    $    0.31
  Cumulative effect of adopting a new accounting
    principle, net of tax                                           -            -            -        (0.65)
                                                            ---------    ---------    ---------    ---------
  Net income (loss)                                         $    0.02    $       -    $    0.51    $   (0.34)
                                                            =========    =========    =========    =========
Income (loss) per common share - assuming dilution:
  Income before cumulative effect of adopting a new
    accounting principle                                    $    0.02    $       -    $    0.48    $    0.31
  Cumulative effect of adopting a new accounting
    principle, net of tax                                           -            -            -        (0.65)
                                                            ---------    ---------    ---------    ---------
  Net income (loss)                                         $    0.02    $       -    $    0.48    $   (0.34)
                                                            =========    =========    =========    =========

Weighted average shares outstanding:
       Basic                                                   12,275       12,188       12,221       12,178
       Assuming dilution                                       13,221       12,528       13,138       12,474

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                  2004          2003
                                                                                ---------    ---------
                                                                                    (In thousands)
Operating Activities:
       Net income (loss)                                                        $   6,250    $  (4,201)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of adopting a new accounting principle                      -        8,037
          Depreciation and amortization                                             5,638        6,636
          Deferred taxes                                                                -       (3,139)
          Net loss on sale or disposal of assets                                        -           26
          Impairment of receivable from stockholder                                   729            -
          Deferred compensation expense                                               392            3
          Income from investment in unconsolidated affiliate                       (1,291)      (1,062)
          Changes in operating assets and liabilities:
                Service charges receivable, net                                      (168)        (113)
                Inventory                                                          (1,242)       3,244
                Notes receivable from related parties                                   -           22
                Prepaid expenses, other current assets, and other assets, net        (364)       2,447
                Accounts payable and accrued expenses                                 432       (2,399)
                Customer layaway deposits                                            (238)        (695)
                Deferred gains and other long-term liabilities                       (271)        (274)
                Federal income taxes                                                   75         (324)
                                                                                ---------    ---------
                Net cash provided by operating activities                           9,942        8,208

Investing Activities:
       Pawn loans forfeited and transferred to inventory                           53,410       53,210
       Pawn loans made, including loans renewed                                  (144,063)    (137,755)
       Pawn loans repaid or renewed                                                87,507       85,644
                                                                                ---------    ---------
                Net (increase) decrease in pawn loans                              (3,146)       1,099
       Net increase in payday loans                                                (3,090)        (790)
       Additions to property and equipment                                         (5,431)      (1,946)
       Dividends from unconsolidated affiliate                                        681          523
       Proceeds from sale of assets                                                     -          907
                                                                                ---------    ---------

                Net cash used in investing activities                             (10,986)        (207)

Financing Activities:
       Proceeds from exercise of stock options                                        446            -
       Debt issuance costs                                                           (406)           -
       Net borrowings (payments) on bank borrowings                                   200       (9,245)
                                                                                ---------    ---------
                Net cash provided by (used in) financing activities                   240       (9,245)
                                                                                ---------    ---------

Change in cash and equivalents                                                       (804)      (1,244)

Cash and equivalents at beginning of period                                         2,496        1,492
                                                                                ---------    ---------
Cash and equivalents at end of period                                           $   1,692    $     248
                                                                                =========    =========
Non-cash Investing and Financing Activities:
                Foreign currency translation adjustment                         $     423    $     168
                Deferred gain on sale-leaseback                                 $       -    $     506
                Issuance of common stock to 401(k) plan                         $      70    $      63

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

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

The Company's business is subject to seasonal variations, and operating results for the three-month and nine-month periods ended June 30, 2004 are not necessarily indicative of the results of operations for the full fiscal year.

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

The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in bad debt and other payday loan direct expenses, were $2.3 million and $5.0 million, representing 6.6% and 5.6% of loans made for the three-month and nine-month periods ended June 30, 2004 (the "Fiscal 2004 Third Quarter" and the "Fiscal 2004 Year-to-Date Period," respectively). In the comparable 2003 periods (the "Fiscal 2003 Third Quarter" and the "Fiscal 2003 Year-to-Date Period," respectively), payday loan net defaults were $0.8 million and $2.3 million, representing 4.8% and 4.7%, respectively, of loans made.

ALLOWANCE FOR LOSSES ON PAYDAY LOANS: The Company also provides an allowance for losses on active payday loans and related service charges receivable. Changes in the principal valuation allowance are charged to bad debt expense in the Company's statement of operations. Changes in the service charge receivable valuation allowance are charged to payday loan service charge revenue.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At June 30, 2004, June 30, 2003, and September 30, 2003, the valuation allowance deducted from the carrying value of inventory was $1.7 million, $2.5 million, and $1.8 million (5.1%, 7.9%, and 5.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in the Fiscal 2004 or 2003 Year-to-Date Periods.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. At June 30, 2004, the Company increased its estimate of the effective tax rate for its fiscal year ending September 30, 2004 from 34.5% to 37.0%, as more fully discussed in Note J, "Income Taxes." As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. No adjustments have been made to the Company's valuation allowance in the Fiscal 2004 or 2003 Periods.

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $57.7 million, $63.6 million and $65.7 million at June 30, 2004, June 30, 2003, and September 30, 2003, respectively.

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

The following table presents the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

                                                      Three Months Ended     Nine Months Ended
                                                           June 30                June 30
                                                      ------------------   ----------------------
                                                        2004        2003     2004         2003
                                                      ---------     ----   ---------    ---------
                                                       (In thousands, except per share amounts)
Net income (loss), as reported                        $     253     $ 53   $   6,250    $  (4,201)
Add: stock-based employee compensation expense
     included in reported net income (loss), net of
     related tax effects                                     97        -         258            1

Deduct: total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                               (227)     (89)       (653)        (265)
                                                      ---------     ----   ---------    ---------
Pro forma net income (loss)                           $     123     $(36)  $   5,855    $  (4,465)
                                                      =========     ====   =========    =========
Earnings (loss) per share, basic:
     As reported                                      $    0.02     $  -   $    0.51    $   (0.34)
     Pro forma                                        $    0.01     $  -   $    0.48    $   (0.37)

Earnings (loss) per share, assuming dilution:
     As reported                                      $    0.02     $  -   $    0.48    $   (0.34)
     Pro forma                                        $    0.01     $  -   $    0.45    $   (0.36)

See Note H, "Common Stock, Warrants, and Options."

Certain prior year balances have been reclassified to conform to the Fiscal 2004 presentation.

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended     Nine Months Ended
                                                                   June 30,              June 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                               (In thousands, except per share amounts)
Numerator
     Income before cumulative effect of adopting a new
       accounting principle                                   $    253   $     53   $  6,250   $  3,836
     Cumulative effect of adopting a new accounting
       principle, net of tax                                         -          -          -     (8,037)
                                                              --------   --------   --------   --------
     Net income (loss)                                             253         53   $  6,250   $ (4,201)
Denominator                                                   ========   ========   ========   ========
       Denominator for basic earnings per share: weighted
         average shares                                         12,275     12,188     12,221     12,178
       Effect of dilutive securities:
                  Options and warrants                             866        340        860        296
                  Restricted common stock grants                    80          -         57          -
                                                              --------   --------   --------   --------
       Dilutive potential common shares                            946        340        917        296
                                                              --------   --------   --------   --------
       Denominator for diluted earnings per share: adjusted
         weighted average shares and assumed conversions        13,221     12,528     13,138     12,474
                                                              ========   ========   ========   ========
       Basic earnings (loss) per share                        $   0.02   $   0.00   $   0.51   $  (0.34)
                                                              ========   ========   ========   ========
       Diluted earnings (loss) per share                      $   0.02   $   0.00   $   0.48   $  (0.34)
                                                              ========   ========   ========   ========

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                            Three Months Ended                Nine Months Ended
                                                                  June 30                          June 30
                                                        -----------------------------   -----------------------------
                                                            2004             2003           2004            2003
                                                        -------------   -------------   -------------   -------------
Total options outstanding
           Weighted average shares subject to options       2,362,426       1,972,915       2,299,275       2,002,651
           Average exercise price per share             $        6.86   $        6.12   $        6.53   $        6.14

Anti-dilutive options outstanding
           Weighted average shares subject to options         320,982         886,516       1,018,901         911,643
           Average exercise price per share             $       13.42   $       10.74   $       11.01   $       10.70

During the nine months ended June 30, 2004, there were 37,007 weighted average shares of restricted stock outstanding that were anti-dilutive.

NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), approximately 29% of A&B's total outstanding shares. The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The Company estimates A&B's results of operations for the March 31 quarter for its financial statements. The income reported for the Company's Fiscal 2004 Year-to-Date Period represents its percentage interest in the results of A&B's operations from July 1, 2003 to March 31, 2004, as estimated.

Conversion of A&B's financial statements into US Generally Accepted Accounting Principles ("GAAP") resulted in no material differences from those reported by A&B following UK GAAP. Below is summarized financial information for A&B's most recently reported results (in thousands of U.S. dollars, using average exchange rates for the periods indicated):

                                        Six Months ended December 31,
                                        -----------------------------
                                          2003                 2002
                                        --------             --------
Turnover (gross revenues)               $ 19,726             $ 16,655
Gross profit                              13,164               11,047
Profit after tax (net income)              2,977                2,464

NOTE E: CONTINGENCIES

As previously announced on a Form 8-K filed on May 21, 2004 with the Securities and Exchange Commission, the Company received a subpoena on May 14, 2004 from the Securities and Exchange Commission relating to an investigation of certain jewelry companies. The subpoena requested the Company's documents concerning Morgan Schiff & Co., Inc. The Company believes it has responded fully to the subpoena. Since completing its response to the subpoena, the Company has received no further communication from the Securities and Exchange Commission regarding this matter.

From time to time, the Company is involved in litigation and regulatory actions arising from its normal business operations. Currently, the Company is a named party in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be determined, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the

Company's financial condition, results of operations, or liquidity. However, there can be no assurance as to the ultimate outcome of these actions.

NOTE F: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders' equity. Comprehensive income for the Fiscal 2004 Third Quarter was $0.4 million and comprehensive income for the Fiscal 2004 Year-to-Date Period was $6.7 million. For the comparable 2003 periods, comprehensive loss was $0.1 million and comprehensive loss was $4.0 million, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income (loss) of $1.4 million is presented, net of tax of $0.5 million, in the Condensed Consolidated Balance Sheets as "Accumulated other comprehensive income."

NOTE G: LONG-TERM DEBT

At June 30, 2004, the Company's credit agreement provided for a $40.0 million revolving credit facility with an effective rate of 4.0% and a maturity date of April 1, 2007. Advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

NOTE H: COMMON STOCK, WARRANTS, AND OPTIONS

The Company accounts for its stock-based compensation plans as described in Note B, "Significant Accounting Policies."

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The Company also agreed to reimburse the Chairman for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.8 million, which is being amortized over the two-year restriction period expiring September 17, 2005. During the Fiscal 2004 Third Quarter and the Fiscal 2004 Year-to-Date Period, $0.1 million and $0.3 million, respectively, of this cost was amortized to expense. In the quarter ended December 31, 2003, the Company also reimbursed $0.8 million for the Chairman's one-time taxes related to the award. The reimbursement was charged to administrative expense.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The Company also agreed to reimburse him for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.6 million, which is being amortized over a three-year period based on the Company's expectation that earlier vesting objectives will be met. During the Fiscal 2004 Third Quarter and the Fiscal 2004 Year-to-Date Period, $0.05 million and $0.1 million, respectively, of this cost was amortized to expense. The Company expects to amortize an additional $0.05 million of stock compensation cost related to this award during the remaining three months of the fiscal year ending September 30, 2004. Additionally in the quarter ended March 31, 2004, the Company reimbursed $0.3 million for the Chief Executive Officer's one-time taxes related to the award. The reimbursement was charged to administrative expense.

Stock option exercises resulted in the issuance of 162,800 shares of Class A Common Stock for total proceeds of $442,000 during the Fiscal 2004 Third Quarter and 164,600 shares of Class A Common Stock for total proceeds of $446,000 during the Fiscal 2004 Year-to-Date Period. There were no stock option exercises during fiscal year ending September 30, 2003.

The Company issued 8,737 shares of Class A Common Stock during the Fiscal 2004 Year-to-Date Period and 21,189 shares of Class A Common Stock during the Fiscal 2003 Year-to-Date Period to the Company's 401(k) Plan and Trust representing the Company's match of employees' contributions.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite lived intangible assets at the specified dates:

                                June 30, 2004,                  June 30, 2003,              September 30, 2003,
                           Carrying      Accumulated      Carrying      Accumulated     Carrying      Accumulated
                            Amount      Amortization       Amount       Amortization     Amount       Amortization
                           --------     ------------      --------      ------------    --------      ------------
                                                             (In thousands)
License application
  fees                     $    345        $  187         $    742         $  554        $   742        $   561
Real estate finders'
  fees                          554           271              554            240            554            249
Non-compete agreements          388           233              388            214            388            219
                           --------        ------         --------        -------       --------        -------
Total                      $  1,287        $  691         $  1,684        $ 1,008       $  1,684        $ 1,029
                           ========        ======         ========        =======       ========        =======

Total amortization expense from definite lived intangible assets for the Fiscal 2004 Third Quarter and the Fiscal 2004 Year-to-Date Period was approximately $18,500 and $59,000, respectively. In comparison, the amortization expense for the Fiscal 2003 Third Quarter and the Fiscal 2003 Year-to-Date Period was approximately $23,000 and $68,000, respectively. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding full fiscal years ending September 30 (in thousands):

Fiscal Year          Amortization Expense
-----------          --------------------
   2004                      $  77
   2005                         68
   2006                         67
   2007                         67
   2008                         66

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE J: INCOME TAXES

The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. At June 30, 2004, the Company increased its estimate of the effective tax rate for its fiscal year ending September 30, 2004 from 34.5% to 37.0%. The increase resulted primarily from the determination in the current quarter that certain executive compensation would not be deductible for federal income tax purposes in 2004 and from an increase in expected state income taxes. The increase in the effective income tax rate lowered net income in the quarter ended June 30, 2004 by $248,000, or $0.02 per share (basic and assuming dilution).

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

Third Quarter Ended June 30, 2004 vs. Third Quarter Ended June 30, 2003

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended June 30, 2004 and 2003 ("Fiscal 2004 Third Quarter" and "Fiscal 2003 Third Quarter," respectively):

                                                                       Three Months Ended                   % or
                                                                          June 30, (a)                      Point
                                                                      2004            2003                Change(b)
                                                                    --------        --------             -----------
Net revenues:
           Sales                                                    $ 30,782        $ 30,012               2.6%
           Pawn service charges                                       13,835          13,619               1.6%
           Payday loan service charges                                 6,191           3,047             103.2%
           Other                                                         333             225              48.0%
                                                                    --------        --------
                  Total revenues                                      51,141          46,903               9.0%
           Cost of goods sold                                         19,340          19,714              (1.9)%
                                                                    --------        --------
                  Net revenues                                      $ 31,801        $ 27,189              17.0%
                                                                    ========        ========
Other data:
           Gross margin                                                 37.2%           34.3%              2.9 pts.
           Average annual inventory turnover                             2.6x            2.7x             (0.1)x
           Average inventory per pawn location at quarter end       $    111        $    103               7.8%
           Average pawn loan balance per pawn location at
             quarter end                                            $    183        $    172               6.4%
           Average yield on pawn loan portfolio                          119%            122%               (3) pts.
           Pawn loan redemption rate                                      77%             78%               (1) pt.
           Average payday loan balance per location offering
             payday loans at quarter end                            $   24.5        $   13.6              80.1%
           Payday loan net defaults                                      6.6%            4.8%              1.8 pts.
Expenses and income as a percentage of net revenues (%):
           Store operating                                              68.6            72.5              (3.9) pts.
           Bad debt and other payday loan direct expenses                8.9             4.1               4.8 pts.
           Administrative                                               14.5            14.8              (0.3) pts.
           Depreciation and amortization                                 5.8             8.0              (2.2) pts.
           Interest, net                                                 1.0             1.5              (0.5) pts.
           Income before income taxes                                    2.4             0.3               2.1 pts.
           Net income                                                    0.8             0.2               0.6 pts.

Stores in operation:
           Beginning of period                                           335             280
           New openings                                                   30               -
                                                                    --------        --------
           End of period                                                 365             280
                                                                    ========        ========

Composition of ending stores:
           EZPAWN locations                                              280             280
           EZMONEY payday loan locations adjoining EZPAWNs                69               -
           EZMONEY payday loan locations - free standing                  16               -
                                                                    --------        --------
           Total stores in operation                                     365             280
                                                                    ========        ========
           EZPAWN locations offering payday loans                        188             228
           Total locations offering payday loans                         273             228

------------------
a    In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Nine Months Ended June 30, 2004 vs. Nine Months Ended June 30, 2003

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine-month periods ended June 30, 2004 and 2003 ("Fiscal 2004 Year-to-Date Period" and "Fiscal 2003 Year-to-Date Period," respectively):

                                                                       Nine Months Ended                    % or
                                                                          June 30, (a)                      Point
                                                                      2004            2003                Change(b)
                                                                    --------        --------             -----------
Net revenues:
           Sales                                                    $102,711        $ 99,980               2.7%
           Pawn service charges                                       43,875          43,576               0.7%
           Payday loan service charges                                16,124           8,798              83.3%
           Other                                                       1,034             770              34.3%
                                                                    --------        --------
                  Total revenues                                     163,744         153,124               6.9%
           Cost of goods sold                                         61,130          63,708              (4.0)%
                                                                    --------        --------
                  Net revenues                                      $102,614        $ 89,416              14.8%
                                                                    ========        ========
Other data:
           Gross margin                                                 40.5%           36.3%              4.2 pts.
           Average annual inventory turnover                             2.6x            2.7x             (0.1)x
           Average inventory per pawn location at quarter end       $    111        $    103               7.8%
           Average pawn loan balance per pawn  location at
             quarter end                                            $    183        $    172               6.4%
           Average yield on pawn loan portfolio                          128%            128%                -
           Pawn loan redemption rate                                      77%             77%                -
           Average payday loan balance per location offering
             payday loans at quarter end                            $   24.5        $   13.6              80.1%
           Payday loan net defaults                                      5.6%            4.7%              0.9 pts.
Expenses and income as a percentage of net revenues (%):
           Store operating                                              62.7            67.7              (5.0) pts.
           Bad debt and other payday loan direct expenses                5.8             3.6               2.2 pts.
           Administrative                                               16.4            14.2               2.2 pts.
           Depreciation and amortization                                 5.5             7.4              (1.9) pts.
           Interest, net                                                 1.1             1.7              (0.6) pts.
           Income before income taxes and cumulative effect              9.7             6.6               3.1 pts.
           Income before cumulative effect                               6.1             4.3               1.8 pts.

Stores in operation:
           Beginning of period                                           284             280
           New openings                                                   81               -
                                                                    --------        --------
           End of period                                                 365             280
                                                                    ========        ========
Composition of ending stores:
           EZPAWN locations                                              280             280
           EZMONEY payday loan locations adjoining EZPAWNs                69               -
           EZMONEY payday loan locations - free standing                  16               -
                                                                    --------        --------
           Total stores in operation                                     365             280
                                                                    ========        ========
           EZPAWN locations offering payday loans                        188             228
           Total locations offering payday loans                         273             228

------------------
a    In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

OVERVIEW

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans secured by tangible personal property, commonly known as pawn loans, and short-term non-collateralized loans, often referred to as payday loans. The Company makes pawn loans in its 280 EZPAWN locations and makes payday loans in 188 of its EZPAWN locations, 85 EZMONEY Payday Loans locations ("EZMONEY stores"), and through its Austin, Texas based call center.

The Company earns pawn service charge revenue on its pawn lending activity. While allowable service charges vary by state and by amount of the loan, a majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company's average pawn loan amount has historically averaged between $70 and $75, but varies depending on the valuation of each item pawned. The allowable term of pawn loans also differs by state, but is typically 30 days with a 60-day grace period.

The Company earns payday loan service charge revenue on its payday loans. In 214 locations and its call center, the Company markets and services payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank. After origination of the loans, the Company may purchase a 90% participation in the loans made by County Bank and marketed by the Company. In 59 of its locations, the Company makes payday loans in compliance with state law. The average payday loan amount is approximately $380 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned is typically $18 for a 7 to 23-day period, but varies in certain locations.

In its 280 EZPAWNs, the Company sells merchandise acquired primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customer merchandise. The realization of gross profit on sales of inventory depends primarily on the Company's initial assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and the realization of a lower margin.

In the Fiscal 2004 Third Quarter, the Company's net income improved to $253,000 million compared to $53,000 in the Fiscal 2003 Third Quarter. Contributing to the earnings improvement was a significant growth in the Company's payday loan balances and related earnings contribution, as well as improvements in its gross margins on merchandise sales. Partially offsetting these factors was the incremental operating costs at the 85 new EZMONEY stores and an increase in same store labor costs.

RESULTS OF OPERATIONS

Third Quarter Ended June 30, 2004 vs. Third Quarter Ended June 30, 2003

The following discussion compares the results of operations for the Fiscal 2004 Third Quarter to the Fiscal 2003 Third Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2004 Third Quarter pawn service charge revenue increased 1.6%, or $0.2 million, from the Fiscal 2003 Third Quarter to $13.8 million. This increase was due to a $1.8 million, or 3.9% increase in average pawn loans outstanding during the quarter, offset by a three percentage point decrease in loan yields to 119% in the Fiscal 2004 Third Quarter. The yield decrease in the Fiscal 2004 Third Quarter is primarily due to the higher level of loan forfeitures during the quarter and the higher level of loan forfeitures expected in the ending pawn loan balance. Variations in the annualized loan yield are due generally to changes in the level of loan forfeitures, a mix shift between loans with different yields, and changes in statutory fees that can be charged. The Company's average balance of pawn loans outstanding during the Fiscal 2004 Third Quarter was 3.9% higher and ending pawn loans outstanding were 6.1% higher than in the Fiscal 2003 Third Quarter.

In the Fiscal 2004 Third Quarter, 94.7%, or $13.1 million, of recorded pawn service charge revenue was collected in cash, and 5.3%, or $0.7 million resulted from an increase in accrued pawn service charges receivable. In the comparable Fiscal 2003 Third Quarter, 93.8%, or $12.8 million, of recorded pawn service charge revenue was collected in cash and 6.2% or $0.8 million was due to an increase in accrued pawn service charges receivable. This pattern is consistent with the seasonal nature of the pawn lending business. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at June 30, 2004 in anticipation of lower loan redemptions during the summer lending season.

Sales increased $0.8 million in the Fiscal 2004 Third Quarter compared to the Fiscal 2003 Third Quarter, to $30.8 million. The increase was due to 4.0% higher same store merchandise sales ($1.0 million), offset by a decrease in jewelry scrapping sales ($0.2 million). Below is a summary of comparable sales data:

                                                           Quarter Ended June 30,
                                                           ----------------------
                                                             2004          2003
                                                           --------      --------
                                                           (Dollars in thousands)
Merchandise sales                                          $ 25,845      $ 24,863
Jewelry scrapping sales                                       4,937         5,149
                                                           --------      --------
Total sales                                                  30,782        30,012

Gross profit on merchandise sales                          $ 10,279      $  9,421
Gross profit on jewelry scrapping sales                       1,163           877

Gross margin on merchandise sales                              39.8%         37.9%
Gross margin on jewelry scrapping sales                        23.6%         17.0%
Overall gross margin                                           37.2%         34.3%

The Fiscal 2004 Third Quarter overall gross margins on sales increased 2.9 percentage points from the Fiscal 2003 Third Quarter to 37.2%. This resulted from improved margins on same store merchandise sales and the effect higher gold prices had on jewelry scrapping. Margins on merchandise sales, excluding jewelry scrapping, increased 1.9 percentage points primarily due to less discounting, offset by an increase in the inventory valuation allowance. During the Fiscal 2004 Third Quarter, the Company increased its inventory valuation allowance $0.7 million as a result of the less efficient liquidation of aged general merchandise since the beginning of the quarter and the growth in overall inventory balances. In the comparable Fiscal 2003 Third Quarter, the inventory allowance was increased $0.1 million due to liquidation levels of aged merchandise during that quarter. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage, also included in cost of goods sold, was 1.6% of merchandise sales in the Fiscal 2004 Third Quarter compared to 2.8% in the Fiscal 2003 Third Quarter.

Payday loan data are as follows:

                                                                                 Quarter Ended June 30,
                                                                                -----------------------
                                                                                  2004           2003
                                                                                --------       --------
                                                                                (Dollars in thousands)
Service charge revenue                                                          $  6,191       $  3,047
Bad debt (included in operating expense):
    Net defaults on loans                                                         (2,297)          (821)
    Change in valuation allowance and other related costs                           (262)           (36)
                                                                                --------       --------
        Net bad debt                                                              (2,559)          (857)
Incremental operating expenses at EZMONEY stores                                  (1,049)             -
Other direct expenses (included in operating expense)                               (273)          (254)
Collection and call center costs (included in administrative expense)               (213)          (149)
                                                                                --------       --------
Contribution to operating income                                                $  2,097       $  1,787
                                                                                ========       ========

Average payday loan balance outstanding during quarter                          $  5,752       $  2,678
Payday loan balance at end of quarter                                           $  6,720       $  3,116
Average loan balance per participating location at end of quarter               $   24.5       $   13.6
Participating locations at end of quarter (whole numbers)                            273            228
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                       6.6%           4.8%

The Contribution to operating income presented above is the incremental contribution only, including the effect of incremental operating expenses at EZMONEY stores, but excluding operating costs such as labor, rent, and other overhead costs at EZPAWN locations offering payday loans.

Payday loan service charge revenue increased from the Fiscal 2003 Third Quarter with the growth in the amount of loans made during the quarter. The maturing of the product in locations offering the product for more than twelve months and a growth in the number of locations offering the loans contributed to the increase in the loan balance. In the Fiscal 2004 Third Quarter, 93.4% or $5.8 million of recorded payday loan service charge revenue was collected in cash and 6.6% or $0.4 million resulted from an increase in accrued payday loan service charges receivable. In the comparable Fiscal 2003 Third Quarter, 94.4% or $2.8 million of recorded payday loan service charge revenue was collected in cash and 5.6% or $0.2 million resulted from an increase in accrued payday loan service charges receivable. This is consistent with the seasonal pattern expected in payday lending. The Company anticipates continued growth in payday loans as it continues the expansion of additional EZMONEY stores and the product matures in its current locations.

Bad debt expense on payday loans increased to $2.6 million in the Fiscal 2004 Third Quarter from $0.9 million in the Fiscal 2003 Third Quarter. Of the total increase, $0.9 million was due to the growth in the loan portfolio, and $0.8 million resulted from an increase in the net default rate from 4.8% in the Fiscal 2003 Third Quarter to 6.6% in the Fiscal 2004 Third Quarter. While the percentage of payday loans defaulting upon maturity during the Fiscal 2004 Third Quarter approximated that in the Fiscal 2003 Third Quarter, the percentage of collections of those defaulted loans decreased significantly. The Company believes it has taken the appropriate steps to return collection rates to levels experienced in prior periods.

The Company provides for a valuation allowance on both the principal and service charges receivable for payday loans. At June 30, 2004, the valuation allowance was $0.6 million, or 7.2% of the payday loan principal and service charges receivable, compared to $0.2 million, or 5.2% of payday loan principal and service charges receivable at June 30, 2003. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the rate of defaults as the basis for its valuation allowance, rather than reserving the annual or quarterly rate. Actual loan losses could vary from those estimated due to variance in any of these factors, as well as any national or regional economic downturn.

Store operating expenses increased 10.8% ($2.1 million), to $21.8 million in the Fiscal 2004 Third Quarter, representing a 3.9 percentage point decrease when measured as a percent of net revenues. This dollar increase was due primarily to $1.0 million in incremental operating expenses at the 85 new EZMONEY stores. Also contributing to the increase was a $0.4 million (4.5%) increase in same store labor and benefits and a $0.3 million increase in robbery losses.

While administrative expenses decreased 0.3 of a percentage point when measured as a percent of net revenue, it increased 14.7% ($0.6 million) from the Fiscal 2003 Third Quarter to $4.6 million. The primary cause of this was a $0.4 million increase in legal and professional services.

Depreciation and amortization expense decreased $0.3 million in the Fiscal 2004 Third Quarter to $1.9 million. This improvement is primarily due to assets that became fully depreciated over the past year, net of additional depreciation on assets placed in service in the last twelve months.

In the Fiscal 2004 Third Quarter, interest expense decreased by $0.1 million to $0.3 million as a result of lower average debt balances and lower effective interest rates. At June 30, 2004, the Company's total debt was $31.2 million compared to $33.0 million at June 30, 2003.

The Fiscal 2004 Third Quarter income tax provision was $0.5 million (66.9% of pretax income) compared to $28,000 (35% of pretax income) for the Fiscal 2003 Third Quarter. At June 30, 2004, the Company increased its estimate of the effective tax rate for its full fiscal year ending September 30, 2004 from the previously estimated 34.5% to 37.0%. The increase resulted primarily from the determination in the current quarter that certain executive compensation would not be deductible for federal income tax purposes in 2004 and from an increase in expected state income taxes. The increase in the effective income tax rate lowered net income in the Fiscal 2004 Third Quarter by $248,000.

Operating income for the Fiscal 2004 Third Quarter increased $0.5 million from the Fiscal 2003 Third Quarter to $0.7 million. The $1.1 million higher gross profit on sales and $0.9 million greater contribution from same store payday loan operations were partially offset by a $0.6 million operating loss from EZMONEY stores opened in the last 12 months, a $0.4 million increase in same store labor costs, and $0.5 million higher administrative costs. After a $0.5 million increase in income tax expense and smaller changes in other non-operating items, net income improved to $253,000 in the Fiscal 2004
Third Quarter from $53,000 in the Fiscal 2003 Third Quarter.

Nine Months Ended June 30, 2004 vs. Nine Months Ended June 30, 2003

The following discussion compares the results of operations for the Fiscal 2004 Year-to-Date Period to the Fiscal 2003 Year-to-Date Period. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2004 Year-to-Date Period pawn service charge revenue increased 0.7%, or $0.3 million from the Fiscal 2003 Year-to-Date Period to $43.9 million. This increase was primarily due to a slightly higher loan yield of 128% in the Fiscal 2004 Year-to-Date Period. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the level of loan forfeitures, a mix shift between loans with different yields and changes in statutory fees that can be charged. The Company's average balance of pawn loans outstanding during the Fiscal 2004 Year-to-Date Period was 0.8% higher and ending pawn loans outstanding were 6.1% higher than in the Fiscal 2003 Year-to-Date Period.

In the Fiscal 2004 Year-to-Date Period, 101.0% or $44.3 million of recorded pawn service charge revenue was collected in cash offset by a $0.4 million decrease in accrued pawn service charges receivable. In the Fiscal 2003 Year-to-Date Period, 100.0% or $43.6 million of recorded pawn service charge revenue was collected in cash. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at June 30, 2004 in anticipation of lower loan redemptions during the summer lending season.

Sales increased $2.7 million in the Fiscal 2004 Year-to-Date Period compared to the Fiscal 2003 Year-to-Date Period, to $102.7 million. The increase was due to higher same store merchandise sales ($2.1 million), coupled with an increase in jewelry scrapping sales ($0.6 million). Below is a summary of comparable sales data:

                                                      Nine Months Ended June 30,
                                                      --------------------------
                                                        2004              2003
                                                      --------          --------
                                                        (Dollars in thousands)
Merchandise sales                                     $ 90,095          $ 87,994
Jewelry scrapping sales                                 12,616            11,986
                                                      --------          --------
Total sales                                            102,711            99,980

Gross profit on merchandise sales                     $ 38,088          $ 34,614
Gross profit on jewelry scrapping sales                  3,493             1,658

Gross margin on merchandise sales                         42.3%             39.3%
Gross margin on jewelry scrapping sales                   27.7%             13.8%
Overall gross margin                                      40.5%             36.3%

Overall gross margins on sales in the Fiscal 2004 Year-to-Date Period increased
4.2 percentage points from the Fiscal 2003 Year-to-Date Period to 40.5%. This resulted from improved margins on same store merchandise sales and the favorable effect higher gold prices had on jewelry scrapping. Margins on merchandise sales, excluding jewelry scrapping, increased 3.0 percentage points primarily due to the more efficient liquidation of aged general merchandise and less discounting in the Fiscal 2004 Year-to-Date Period. During the Fiscal 2004 Year-to-Date Period, the inventory valuation allowance was reduced $0.2 million as a result of the improved liquidation of aged merchandise. In the comparable Fiscal 2003 Year-to-Date Period, the inventory valuation allowance was increased $0.8 million due to less efficient liquidation of aged general merchandise during that period. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage, also included in cost of goods sold, was 1.6% of merchandise sales in the Fiscal 2004 Year-to-Date Period compared to 1.9% in the Fiscal 2003 Year-to-Date Period.

Payday loan data are as follows:

                                                                               Nine Months Ended June 30,
                                                                               --------------------------
                                                                                2004               2003
                                                                               -------            -------
                                                                                 (Dollars in thousands)
Service charge revenue                                                         $16,124            $ 8,798
Bad debt (included in operating expense):
    Net defaults on loans                                                       (5,021)            (2,304)
    Change in valuation allowance and other related costs                         (195)                20
                                                                               -------            -------
        Net bad debt                                                            (5,216)            (2,284)
Incremental operating expenses at EZMONEY stores                                (1,735)                 -
Other direct expenses (included in operating expense)                             (741)              (891)
Collection and call center costs (included in administrative expense)             (590)              (482)
                                                                               -------            -------
Contribution to operating income                                               $ 7,842            $ 5,141
                                                                               =======            =======

Average payday loan balance outstanding during period                          $ 5,061            $ 2,554
Payday loan balance at end of period                                           $ 6,720            $ 3,116
Average loan balance per participating location at end of period               $  24.5            $  13.6
Participating locations at end of period (whole numbers)                           273                228
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                     5.6%               4.7%

The Contribution to operating income presented above is the incremental contribution only, including the effect of incremental operating expenses at EZMONEY stores, but excluding operating costs such as labor, rent, and other overhead costs at EZPAWN locations offering payday loans.

Payday loan service charge revenue and bad debt expense each increased from the Fiscal 2003 Year-to-Date Period primarily due to an increase in the amount of loans made during the period. The maturing of the product and a growth in the number of locations offering the loans contributed to the increase in the loan balance. In the Fiscal 2004 Year-to-Date Period, 96.3% or $15.5 million of recorded payday loan service charge revenue was collected in cash, and 3.7% or $0.6 million resulted from an increase in accrued payday loan service charges receivable. In the comparable Fiscal 2003 Year-to-Date Period, 98.6% or $8.7 million of recorded payday loan service charge revenue was collected in cash, and 1.4% or $0.1 million resulted from an increase in accrued payday loan service charges receivable. The Company anticipates continued growth in payday loans as it continues the expansion of additional EZMONEY stores and the product matures in its current locations.

Bad debt expense on payday loans increased to $5.2 million in the Fiscal 2004 Year-to-Date Period from $2.3 million in the Fiscal 2003 Year-to-Date Period. Of the total increase, $2.1 million was due to the growth in the loan portfolio, and $0.8 million resulted from an increase in the net default rate from 4.7% in the Fiscal 2003 Year-to-Date Period to 5.6% in the Fiscal 2004 Year-to-Date Period. While the percentage of payday loans defaulting upon maturity during the Fiscal 2004 Year-to-Date Period approximated that in the Fiscal 2003 Year-to-Date Period, the percentage of collections of those defaulted loans decreased significantly. The Company believes it has taken the appropriate steps to return collection rates to levels experienced in prior periods.

Although store operating expenses decreased 5.0 percentage points when measured as a percentage of net revenues, it increased 6.4% ($3.9 million) in dollar terms, to $64.4 million. This was due primarily to $1.7 million in incremental operating expenses at the 85 new EZMONEY stores. Also contributing to the increase was a $1.8 million (5.7%) increase in same store labor and benefits.

Administrative expenses increased 32.6% ($4.1 million) from the Fiscal 2003 Year-to-Date Period to $16.9 million, representing a 2.2 percentage point increase when measured as a percent of net revenues. The primary causes of this were a $1.0 million increase in legal and professional fees, a $0.8 million increase in accrued incentive compensation related to the Company's improved performance and $1.5 million for restricted stock awarded to the Company's Chairman and its Chief Executive Officer. Also contributing to the increase was $0.7 million related to a valuation allowance placed on a note receivable from the Company's former Chief Executive Officer.

Depreciation and amortization expense decreased $1.0 million in the Fiscal 2004 Year-to-Date Period to $5.6 million. This improvement is primarily due to assets that became fully depreciated over the past year, net of additional depreciation on assets placed in service in the last twelve months.

In the Fiscal 2004 Year-to-Date Period, interest expense decreased by $0.4 million to $1.2 million as a result of lower average debt balances and lower effective interest rates. At June 30, 2004, the Company's total debt was $31.2 million compared to $33.0 million at June 30, 2003.

The Fiscal 2004 Year-to-Date Period income tax provision was $3.7 million (37.0% of pretax income) compared to $2.1 million (35% of pretax income) for the Fiscal 2003 Year-to-Date Period. At June 30, 2004, the Company increased its estimate of the effective tax rate for its full fiscal year ending September 30, 2004 from the previously estimated 34.5% to 37.0%. The increase resulted primarily from the determination in the current quarter that certain executive compensation would not be deductible for federal income tax purposes in 2004 and from an increase in expected state income taxes. The increase in the effective income tax rate lowered net income in the Fiscal 2004 Year-to-Date Period by $248,000.

On October 1, 2002, the Company adopted SFAS No. 142 regarding goodwill and other intangible assets. During the Fiscal 2003 Year-to-Date Period, the Company completed its transitional impairment tests, resulting in a non-cash $8.0 million, net of tax impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle.

Operating income for the Fiscal 2004 Year-to-Date Period increased $3.4 million from the Fiscal 2003 Year-to-Date Period to $9.8 million. This increase was primarily due to a $5.3 million increase in gross profit on sales and a $3.5 million greater contribution from same store payday loan operations. Somewhat offsetting these factors were a $4.1 million increase in labor and incentive compensation, a $1.0 million increase in professional fees, and a $0.8 million operating loss at EZMONEY stores opened in the last 12 months. After a $1.6 million increase in income tax expense and smaller changes in other non-operating items, income before the cumulative effect of adopting a new accounting principle improved 62.9% to $6.3 million in the Fiscal 2004 Year-to-Date Period from $3.8 million in the Fiscal 2003 Year-to-Date Period. The Company's net income for the Fiscal 2004 Year-to-Date Period was $6.3 million, compared to a net loss of $4.2 million after the cumulative effect of adopting a new accounting principle in the Fiscal 2003 Year-to-Date Period.

LIQUIDITY AND CAPITAL RESOURCES

During the Fiscal 2004 Year-to-Date Period, operating activities provided $9.9 million compared to $8.2 million in the Fiscal 2003 Year-to-Date Period. Payday loan service charges collected increased $6.8 million in the Fiscal 2004 Year-to-Date Period due primarily to the growth in the underlying loan portfolio, cash from sales of inventory increased $3.5 million in the Fiscal 2004 Year-to-Date Period compared to the Fiscal 2003 Year-to-Date Period, and pawn service charges collected in cash increased $0.7 million. Offsetting these improvements in cash flows were an increase of $4.2 million of labor, benefits, and incentive compensation paid to employees, the payment of $1.1 million in payroll taxes related to the restricted stock awards discussed above and $0.7 million paid to settle previously accrued workers' compensation claims. Among other smaller changes, the Company also used $1.5 million more in the Fiscal 2004 Year-to-Date Period for the direct purchase of customers' merchandise, and $1.2 million more was paid in income taxes during the Fiscal 2004 Year-to-Date Period.

The Company's financing activities provided $0.2 million of cash during the Fiscal 2004 Year-to-Date Period, comprised of $0.4 million proceeds from the exercise of employee stock options and $0.2 million additional bank borrowings, offset by $0.4 million paid in connection with the renewal of the Company's credit agreement.

The cash flows from operating and financing activities, as well as $0.8 million of cash on hand was used to fund $11.0 million of investments during the Fiscal 2004 Year-to-Date Period. These investments consisted of a $3.1 million increase in outstanding pawn loans, a $3.1 million increase in payday loans outstanding and $5.4 million invested in property and equipment, offset by $0.7 million of dividends received from the Company's investment in an unconsolidated affiliate.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:

                                                           Payments due by Period
                                       -------------------------------------------------------------------
                                                     Less than 1                               More than 5
Contractual Obligations                  Total          year          1-3 years     3-5 years     years
-----------------------                ---------     -----------      ---------     ---------  -----------
Long-term debt obligations             $  31,200     $         -      $       -     $  31,200  $         -
Capital lease obligations                      -               -              -             -            -
Operating lease obligations               79,741          12,828         22,297        15,012       29,604
Purchase obligations                           -               -              -             -            -
Other long-term liabilities                    -               -              -             -            -
                                       ---------     -----------      ---------     ---------  -----------
Total                                  $ 110,941     $    12,828      $  22,297     $  46,212  $    29,604
                                       =========     ===========      =========     =========  ===========

In the remaining three months of the fiscal year ending September 30, 2004, the Company plans to open an additional 35 to 40 EZMONEY payday loan stores for an expected aggregate capital expenditure of approximately $1.2 million, plus the funding of working capital and start-up losses at these stores. The Company believes that these new stores will create a drag on earnings in their first six to nine months of operations before turning profitable.

Effective April 8, 2004, the Company amended and restated its credit agreement. The amendment extends the maturity date to April 1, 2007 and provides for a $40.0 million revolving credit facility. Under the terms of the amended agreement, the Company had the ability to borrow an additional $8.8 million at June 30, 2004. Advances are secured by the Company's assets. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 25 basis points more during the remaining three months of the fiscal year ending September 30, 2004 than they did in the comparable period of 2003, the Company's interest expense during those three months would increase by approximately $20,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at June 30, 2004.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment, net of tax, representing the strengthening in the U.K. pound during the quarter ended March 31, 2004

(included in the Company's June 30, 2004 results on a three-month lag as described above) was approximately a $154,000 increase to stockholders' equity. On June 30, 2004, the U.K. pound closed at 1.00 to 1.8074 U.S. dollars, a weakening from 1.8262 at March 31, 2004. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

As previously announced on a Form 8-K filed on May 21, 2004 with the Securities and Exchange Commission, the Company received a subpoena on May 14, 2004 from the Securities and Exchange Commission relating to an investigation of certain jewelry companies. The subpoena requested the Company's documents concerning Morgan Schiff & Co., Inc. The Company believes it has responded fully to the subpoena. Since completing its response to the subpoena, the Company has received no further communication from the Securities and Exchange Commission regarding this matter.

From time to time, the Company is involved in litigation and regulatory actions arising from its normal business operations. Currently, the Company is a named party in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be determined, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operation, or liquidity. There can be no assurance, however, as to the ultimate outcome of these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)

Exhibit                                                                            Incorporated by
Number                            Description                                       Reference to
------                            -----------                                       ------------
 31.1      Certification of Chief Executive Officer Pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002

 31.2      Certification of Chief Financial Officer Pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002

 32.1      Certification of Chief Executive Officer Pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002

 32.2      Certification of Chief Financial Officer Pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

Filing       Date        Item Reported                  Information Reported
------       ----        -------------                  --------------------
 8-K       5/14/04       Item 5 - Other    Announcement of subpoena from SEC pursuant to
                           Events and      investigation of an affiliate of EZCORP, Inc.
                         Regulation FD
                           Disclosure

 8-K       7/20/04     Item 12 - Results   Quarterly earnings announcement and related press
                       of Operations and   release.
                           Financial
                           Condition

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EZCORP, INC.
                                               ------------
                                               (Registrant)

Date: July 30, 2004                       By:/s/ DAN N. TONISSEN
                                          ----------------------
                                                 (Signature)

                                           Dan N. Tonissen
                                           Senior Vice President,
                                           Chief Financial Officer &
                                           Director

                                  EXHIBIT INDEX

Exhibit                                             Incorporated by
Number               Description                      Reference to        Page
------               -----------                      ------------        ----
 31.1      Certification of Chief Executive                                25
           Officer Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002

 31.2      Certification of Chief Financial                                26
           Officer Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002

 32.1      Certification of Chief Executive                                27
           Officer Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

 32.2      Certification of Chief Financial                                28
           Officer Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002