Form 10-K/A
period 2003-09-30
EZCORP INC
filed 2004-11-26
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER 000-19424
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


       Registrant's telephone number, including area code: (512) 314-3400
                      ------------------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:

        Title of Each Class                              Name of Each Exchange
        -------------------                               on Which Registered
  Class A Non-voting Common Stock                         -------------------
      $.01 par value per share                          The Nasdaq Stock Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

As of November 21, 2003, 10,997,831 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

================================================================================

                                  EZCORP, INC.
                          YEAR ENDED SEPTEMBER 30, 2003
                                   FORM 10-K/A
                                (Amendment No. 1)

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended September 30, 2003 filed on December 24, 2003 (our "Original Filing"). EZCORP, Inc. (the "Company") has filed this Amendment to correct the classification of certain transactions presented in the Statements of Cash Flows in our Original Filing. The net effect of the reclassifications in each year presented is to increase operating cash flows, while decreasing investing cash flows by an equal and offsetting amount. These changes were identified during the course of the Company preparing its response to a comment letter from the U.S. Securities and Exchange Commission regarding our Original Filing, as well as filings of other registrants in our industry.

A description of these reclassifications and a summary showing their effect on the restated Statements of Cash Flows is provided in Note Q to the Consolidated Financial Statements. This Amendment also includes corresponding textual changes in the Liquidity and Capital Resources section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and an addition to related information in Item 9A, Controls and Procedures. This Amendment has no effect on the Consolidated Balance Sheets, Statements of Operations, or Statements of Stockholders' Equity, and more specifically, does not affect net income (loss), earnings (loss) per share, total cash flows, current assets, total assets, current liabilities, total stockholders' equity or other information as presented in our Original Filing.

Other information contained herein has not been updated. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of our Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.



================================================================================

                                  EZCORP, INC.
                          YEAR ENDED SEPTEMBER 30, 2003
                              INDEX TO FORM 10-K/A

  Item                                                                                            Page
   No.                                                                                          No.
   ---                                                                                          ---
                                              INTRODUCTION

                                                 PART I


1.       Business                                                                                 4
2.       Properties                                                                              16
3.       Legal Proceedings                                                                       19
4.       Submission of Matters to a Vote of Security Holders                                     19

                                                PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                   20
6.       Selected Financial Data                                                                 21
7.       Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           23
7A.      Qualitative and Quantitative Disclosures About Market Risk                              33
8.       Financial Statements and Supplementary Data                                             35
9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                              58
9A.      Controls and Procedures                                                                 58

                                                PART III

10.      Directors and Executive Officers of the Registrant                                      60
11.      Executive Compensation                                                                  63
12.      Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters                                                                     69
13.      Certain Relationships and Related Party Transactions                                    71
14.      Principal Accounting Fees and Services                                                  72

                                                PART IV

15.      Financial Statement Schedules, Exhibits, and Reports on Form 8K                         73

Signatures                                                                                       76
Exhibit Index                                                                                    77

                                     PART I

ITEM 1.  BUSINESS

EZCORP, Inc. (the "Company") is a Delaware corporation with its principal executive offices located at 1901 Capital Parkway, Austin, Texas 78746. Its telephone number is (512) 314-3400. Interested parties may access the Company's filings with the Securities and Exchange Commission through a link in the Investor Relations section of the Company's website at www.ezcorp.com. Also available on the Company's website is its Code of Conduct and Ethics. References to the Company include the subsidiaries listed in Exhibit 22.1. The Company is primarily engaged in operating pawnshops and payday loan stores which function as convenient sources of consumer credit and as value-oriented specialty retailers of primarily previously owned merchandise.

The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report.

GENERAL

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans collateralized by tangible personal property, commonly known as pawn loans; by offering short-term non-collateralized loans, often referred to as payday loans; and by purchasing customers' merchandise at its pawnshop locations. As a result of its pawn lending operations and customer purchases, the Company sells used merchandise, primarily forfeited collateral, to consumers looking for good values.

The Company makes pawn loans in its 280 pawnshops. The income earned on this activity is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company's average pawn loan amount has historically averaged between $70 and $75. In most states in which the Company operates, collateral is held one month with a 60-day grace period, after which the collateral is forfeited. In the twelve-month periods ended September 30, 2001, 2002, and 2003 ("Fiscal 2001", "Fiscal 2002," and "Fiscal 2003"), approximately 76% of the pawn loans made by the Company were redeemed in full or were renewed or extended through the payment of accrued pawn service charges.

Also in its pawnshops, the Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customers' merchandise. The realization of gross profit on sales of inventory primarily depends on the Company's assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in either the lending or purchasing function can result in reduced marketability of the property and the realization of a lower margin. During Fiscal 2001, 2002, and 2003, the Company realized gross margins on sales of 39%, 35%, and 36%.

As of September 30, 2003, the Company offered unsecured payday loans in 225 of its pawnshops, in four EZMONEY payday loan stores which offer only payday loans ("Mono-line" stores), and in an Austin, Texas based payday loan call center. Introduced to most of the 225 pawnshops in March 2001, this product continues to mature as the customer base in these stores grows. During Fiscal 2003, the Company opened four Mono-line EZMONEY payday loan stores. Two of these EZMONEY stores adjoin existing EZPAWN store locations but have a different entrance, different signage and different decor. Even though they adjoin an EZPAWN, from the customers' point of view the EZMONEY store is a separate business. The Company refers to these as "stores within a store".

Payday loans are made based on a limited review of several factors, including a customer's employment and check-writing history, and generally are made for periods of less than 30 days, averaging about 16 days. The service charge for these loans generally ranges between $15 and $30 per $100 loaned. The average payday loan amount is approximately $325. The profitability of payday loans is highly dependent on the level of initial loan defaults and subsequent collection efforts. When measured as a percentage of loans made, the Company experienced payday loan net default rates (initial loan defaults less loan defaults subsequently collected as a percentage of loans made) of 8.1%, 6.9% and 5.0% during Fiscal 2001, 2002, and 2003, respectively.

The following components comprised the Company's net revenues (total revenues less cost of goods sold):

                                                         Fiscal Year Ended September 30,
                                                    ---------------------------------------
                                                       2001            2002         2003
                                                    ----------     ----------    ----------
Pawn service charges                                        51%            51%           48%
Gross profit from merchandise sales                         47%            41%           38%
Gross profit (loss) from jewelry scrapping                  (1%)           --             3%
Payday loan service charges                                  2%             7%           10%
Fee revenue                                                  1%             1%            1%
                                                    ----------     ----------    ----------
Net revenues                                               100%           100%          100%

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

LENDING ACTIVITIES

The Company's pawnshops primarily make pawn loans, which typically are relatively small, non-recourse loans secured by tangible personal property. As of September 30, 2003, the Company had approximately 675,000 loans outstanding, representing an aggregate principal balance of $48.0 million. A majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. For Fiscal 2003, pawn service charges accounted for approximately 28% of the Company's total revenues and 48% of its net revenues.

Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods, and musical instruments. The Company does not investigate the creditworthiness of a pawn customer, but relies on the estimated resale value of the collateral, the perceived probability of the loan's redemption, and the estimated time required to sell the item as a basis for its lending decision. The Company generally lends from 25% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral include the Company's computerized valuation software, catalogues, newspaper advertisements, and previous sales of similar merchandise.

The collateral is held through the term of the loan, which in most locations is one month with an automatic 60-day grace period, unless repaid, renewed, or extended earlier. The Company seeks to maintain a redemption rate (the percent of loans made that are redeemed, renewed, or extended) of between 70% and 80%, and in each of the Company's last three fiscal periods, the redemption rate was within this range. The redemption rate is maintained through compliance with the Company's lending guidelines. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and becomes inventory available for sale. The Company does not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. The Company provides an inventory valuation allowance based on the type and age of merchandise as well as recent sales trends and margins.

The table below shows the dollar amount of pawn loan activity by the Company for the fiscal years ended September 30, 2001, 2002 and 2003:


                                                                                  Fiscal Year Ended September 30,
                                                                              --------------------------------------
                                                                                 2001          2002          2003
                                                                              ----------    ----------    ----------
                                                                                     (Dollars in millions)
Loans made or renewed                                                         $    185.1    $    189.0    $    185.8
Loans repaid or renewed                                                           (113.8)       (113.7)       (113.4)
Loans forfeited                                                                    (71.1)        (73.2)        (73.7)
                                                                              ----------    ----------    ----------
Net increase (decrease) in pawn loans outstanding at the end
    of the year                                                               $      0.2    $      2.1   $     (1.3)

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

At the time a pawn transaction is made, a pawn loan agreement, commonly referred to as a pawn ticket, is given to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification number from a driver's license, military identification or other government issued identification, the date of the loan, an identification and description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the pledged goods, and the annual percentage rate.

Since a majority of the Company's pawn stores are located in Texas, Texas pawnshop laws and regulations govern most of the Company's operations. In Texas, pawnshop operations are regulated by the Office of the Consumer Credit Commissioner in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act") and Rules of Operation for Pawnshops (the "Rules"). See "Regulation."

The maximum allowable pawn service charges in the State of Texas are set in accordance with Texas law under the Pawnshop Act and are based on the dollar amount of the loan. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the loan amounts have periodically been adjusted.


              SCHEDULE OF APPLICABLE LOAN SERVICE CHARGES FOR TEXAS

                                                                   Maximum
                                                              Allowable Annual
            Amount Financed per Pawn Loan                   Pawn Service Charge
            -----------------------------                   -------------------

           July 1, 2002 to          July 1, 2003 to
            June 30, 2003            June 30, 2004
           ---------------          ---------------
               $1 to $150                 $1 to $153                    240%
              $151-$1,000              $154 - $1,020                    180%
            $1,001-$1,500            $1,021 - $1,530                     30%
        $1,501 to $12,500          $1,531 to $12,750                     12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the year ended June 30, 2003, the loan ceiling was $12,500. From July 1, 2003 to June 30, 2004, the loan ceiling is $12,750. The Company's average loan amount at the end of Fiscal 2003 was approximately $71.

In addition to pawn loans, the Company offers unsecured payday loans in 225 of its pawnshops, in four EZMONEY payday loan stores offering only payday loans, and in one payday loan call center. In most locations and in the call center, the Company markets and services payday loans made by County Bank of Rehoboth Beach, Delaware ("County Bank"), a federally insured Delaware bank; and in a limited number of locations, the Company makes the loans. The Company may purchase an 85% participation in the loans made by County Bank. The average payday loan amount is approximately $325 and the terms are generally less than 30 days, averaging about 16 days. The service charge per $100 loaned is typically $18 for a seven to 23-day period, but varies in certain locations. The loans and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans.

Unlike pawn loans, payday loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be subsequently collected, the Company charges defaulted loan principal to bad debt expense upon default, leaving only active loans in the reported balance. Collections of defaulted loan principal are recorded as a reduction of bad debt in the period received. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon collection. The Company provides for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. At September 30, 2003, the valuation allowance was 5.9% of the payday loan principal and service charges receivable; the actual payday loan net default rate was 5.0% for the full Fiscal 2003 year. The Company's payday loan balance represents the principal amount of all active (non-defaulted) loans net of this valuation allowance.

RETAIL ACTIVITIES

The Company's retail activities liquidate inventory acquired through pawn loan forfeitures and the purchase of customer merchandise. The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value in the lending function can result in reduced marketability of the property and the realization of a lower margin. Jewelry sales represent approximately half of the Company's total sales with the remaining sales consisting primarily of consumer electronics, tools, sporting goods, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. During the three most recent fiscal years, sources of inventory additions were:

                                     Fiscal Year Ended September 30,
                                 --------------------------------------
                                    2001          2002          2003
                                 ----------    ----------    ----------
Forfeited pawn loan collateral           91%           89%           87%
Purchases from customers                  9%           11%           13%

For Fiscal 2001, 2002, and 2003, retail activities and jewelry scrapping accounted for approximately 69%, 67%, and 65% of the Company's total revenues, or 46%, 41%, and 41% of the Company's net revenues, after deducting cost of goods sold.

Analysis of the sales and inventory data provided by the Company's management information systems facilitates the design and development of promotional and merchandising programs and merchandise pricing decisions. Regional and area managers oversee these promotional and merchandising programs, review merchandise pricing decisions, and balance inventory levels within markets.

The Company does not give prospective buyers warranties on merchandise sold through its retail operations. Customers may purchase an item on layaway, whereby a customer will typically pay a minimum layaway deposit of 20% of an item's sale price. The Company will hold the item for a 60 to 90-day period during which the customer is required to pay for the item in full. Layaways are not recorded as sales until the layaway is paid in full. The initial deposit and subsequent payments are recorded as customer layaway deposits. As of September 30, 2003, the Company had $1.8 million in customer layaway deposits.

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

OPERATIONS

A typical Company pawn store employs five to six full time equivalent employees ("FTEs") consisting of a manager, an assistant manager, and three to four sales and lending representatives. Each store manager is responsible for ensuring that his or her store is run in accordance with the Company's policies, procedures, and operating guidelines. Each store manager reports to one of 34 area managers who are responsible for the stores within a specific operating area. Area managers are responsible for the performance of all stores within their area and report to one of four regional directors. Area managers, store managers, and assistant managers receive incentive compensation based on their area or store's performance in comparison to an operating budget. This incentive compensation typically ranges between 5% and 15% of their total compensation, plus a gain-sharing component for store and area managers whose stores exceed budgeted levels of earnings.

Mono-line payday loan stores employ two to three FTEs per location, consisting of a manager and one to two lending representatives. Each store manager is responsible for ensuring that his or her store is run in accordance with the Company's policies, procedures, and operating guidelines. As the number of Mono-line stores grows, the Company anticipates building an operating organization similar to its pawn operation, although with a broader span of control and a smaller area and regional management structure.

The Company has a store level point of sale (POS) system that automates the recording of most store-level transactions. Financial summary data from all stores is processed at the corporate office each day and the preceding day's data are available for management review via the Company's internal network. The Company's communications network provides two-way communication and information access between the stores and the corporate office. During 2003, the Company completed the implementation of its new POS system, which provides additional store level functionality, enhances reporting and controls, and provides software and hardware scalability.

The Company has an internal audit staff of approximately 17 employees who monitor the Company's perpetual inventory system, lending practices, and regulatory compliance. In addition, they ensure consistent compliance with the Company's policies and procedures.

As of September 30, 2003, the Company employed approximately 1,900 people. The Company believes that its success is dependent upon its employees' ability to provide prompt and courteous customer service and to execute the Company's operating procedures and standards. The Company seeks to hire people who will become long-term, career employees. To achieve the Company's long-range personnel goals, it strives to develop its employees through a combination of learner-controlled instruction, web-based classes, classroom training, and supervised on-the-job loan and sales training for new employees. All store associates complete competency checks and all new employees complete a learner-controlled instruction program. Managers attend on-going management skills and operations performance training. The Company anticipates that store manager candidates will be promoted from the ranks of existing store employees and hired from outside the Company. The Company's career development plan develops and advances employees within the Company, and provides training for the efficient integration of experienced retail managers and pawnbrokers from outside the Company.

At November 21, 2003, the Company operated its pawnshops under the name "EZPAWN". The Company has registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY, EZMONEY Center, and EZCORP, among others. Additionally, the Company operates under the trade names EZMONEY Payday Loans, EZMONEY Payroll Advance, Payroll Advance Express, and EZCORP Collection Center.

FUTURE EXPANSION

The Company plans to expand the number of locations it operates through the development of new locations and through acquisitions. The Company believes that in the near term the largest growth opportunity is with the EZMONEY payday loan stores. The Company has announced that it plans to open 75 to 85 EZMONEY stores, some of which will be adjoining an EZPAWN store, but with a different entrance. The Company believes this "store within a store" concept offers the potential for accelerated payday loan growth and leveraging of existing occupancy and supervisory costs.

The two new stand-alone EZMONEY payday loan stores opened in Fiscal 2003 required an average property and equipment investment of approximately $25,000 each. The two "store within a store" EZMONEY stores added in Fiscal 2003 required an average investment, including some initial design costs, of approximately $40,000 each. Between October 1, 2003 and December 15, 2003, the Company opened another 13 EZMONEY "stores within a store" for an average property and equipment investment of $23,000 each. The five most recently opened pawn stores required an average gross investment (including inventory, pawn loans, property, and equipment) of approximately $500,000 per pawnshop during the first 12 months of operation.

The Company's ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, and the availability of qualified personnel. The Company's ability to add newly established pawnshops in Texas counties having a population of 250,000 or more is restricted by Texas law, which provides that applications for new licenses in such counties will be approved only at proposed locations which are not less than two miles from another licensed pawnshop and applications to relocate a licensed pawnshop will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Any existing Texas pawnshop may relocate to within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to add newly established pawnshops may be adversely affected by such regulation. See "Regulation."

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

The Company's competitors for merchandise sales include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawnshops, other retailers of previously owned merchandise, electronic commerce retailers, and auction sites. Competitive factors in the Company's retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value.

STRATEGIC INVESTMENT

In 1998, the Company acquired 29.5% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"). The Company's interest was 28.9% at June 30, 2003, the most recent date for which A&B has published results. As its largest shareholder, the Company and its affiliates hold three seats on A&B's board of directors. A&B is a publicly traded company based in Bristol, England and trades on the Alternative Investment Market of the London Stock Exchange. At June 30, 2003, A&B operated 53 locations in the United Kingdom that offer pawn loans, payday loans, check cashing, and retail jewelry. For A&B's 2003 fiscal year, which ended June 30, 2003, A&B's operating profit increased 18% over the prior year to approximately Pound Sterling 4.9 million ($7.8 million).

The Company accounts for its investment in A&B under the equity method. In Fiscal 2003, the Company's interest in A&B's income was $1,412,000. At November 21, 2003, the market value of the Company's investment was approximately $20.9 million, based on the closing price and exchange rates on that date while the book value of the Company's investment in A&B was $14.7 million.

REGULATION

PAWNSHOP OPERATIONS

The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Additionally, in many states in which the Company operates, pawnshops are subject to local regulation at the municipal and county level. The laws of Texas, Colorado, Oklahoma, Indiana, Florida, Alabama, and Nevada govern the majority of the Company's pawnshop operations. A summary of these states' pawnshop statutes and regulations governing the Company's pawnshops are discussed below.

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

Pawn service charges vary based on loan amounts. Historically, the maximum allowable pawn service charge rates have not changed; however, the loan amounts have periodically been adjusted. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts is presented in "Lending Activities". Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 2002 through June 30, 2003, the loan ceiling is $12,500. For the period July 1, 2003 through June 30, 2004, the loan ceiling is $12,750. Texas requires pawn transactions to be reported to local authorities.

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

OKLAHOMA REGULATIONS

The Oklahoma Pawnshop Act follows a statutory scheme similar to the Texas Pawnshop Act, requires pawnbrokers to be licensed and bonded, and regulates the day-to-day operation of the Company's Oklahoma pawnshops. The Oklahoma Administrator of Consumer Credit administers the Oklahoma Pawnshop Act and has broad rule-making authority. Additionally, the Oklahoma Administrator of Consumer Credit is responsible for investigating the general fitness of pawnshop applicants. Each applicant is required to (i) be of good moral character; (ii) have net assets of at least $25,000; (iii) show that the pawnshop will be operated lawfully and fairly; and (iv) not have been convicted of any felony that directly relates to the duties and responsibilities of pawnbrokering. Unlike Texas, Oklahoma pawnshop employees are not individually licensed.

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


       Maximum Allowable
        Amount Financed                    Annual Percentage
         Per Pawn Loan                           Rate
         -------------                           ----
            $1 to $150                           240%
          $151 to $250                           180%
          $251 to $500                           120%
        $501 to $1,000                            60%
     $1,001 to $25,000                            35%

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

PAYDAY LOAN REGULATIONS

The Company's payday loan operations are subject to extensive state and federal statutes and regulations such as the federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, and the Fair Debt Collection Practices Act. The Company complies with the requirements of these federal statutes and their regulations with respect to its payday loan business, and state statutes and regulations where applicable.

During Fiscal 2003, the Company marketed and serviced payday loans on behalf of County Bank, primarily in Texas, Oklahoma and through a call center. The Delaware Department of Banking and the Federal Deposit Insurance Corporation supervise County Bank. These regulators review all aspects of County Bank's payday loan program as well as the Company's operations. In turn, County Bank periodically audits the Company's marketing and servicing procedures.

Federal and state legislative and lobbying initiatives to prohibit or restrict payday lending have been and continue to be aggressively pursued by opponents to the payday loan product. The initiatives focus on outlawing payday loans entirely, limiting the finance charges, renewals, number of loans a consumer may obtain, and the maximum loan amount and amount outstanding at any one time. County Bank, which makes the loans in the majority of stores where EZPAWN and EZMONEY market and service payday loans, is regulated by the FDIC. The FDIC has adopted guidelines for its member banks to follow with respect to payday loans. The FDIC reviews and monitors County Bank's activities for compliance. Despite the significant need and consumer demand for the payday loan product, the possibility exists that federal and state legislation and regulations could be enacted which could severely restrict or eliminate the Company's ability to either make payday loans or market and service payday loans for County Bank or any other financial institution.

In order to market and service payday loans for County Bank in Texas, the Company's pawnshops, EZMONEY payday loan stores, and collection center are required to be licensed as a regulated lender by the Texas OCCC. The Company's ability to market and service payday loans in Texas at current fee levels is dependent upon its continued relationship with County Bank or another similarly situated financial institution. Without a relationship with a federally insured bank domiciled in a state that permits these rates, the Company could offer payday loans at a lower fee level, not in excess of the Texas usury ceiling. Operating under lower fee levels in Texas would have a material adverse effect on the Company's payday loan revenues.

In October 2003, the Company began marketing and servicing payday loans for County Bank in Florida through the Company's pawnshops. Florida law does not currently require the Company to obtain a license to engage in its current marketing and servicing responsibilities.

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

In Colorado, the Company makes payday loans to customers pursuant to state law and its own underwriting guidelines. Payday loans made by the Company in Colorado are regulated by the Department of Law, Office of the Attorney General, Uniform Consumer Credit Code Division (the "UCCC Division"). The Company's Colorado pawnshops have and are required to maintain a supervised lender's license issued by the UCCC Division. The UCCC Division maintains regulatory and supervisory authority over the pawnshops' payday loan activities. Under Colorado law, the Company is required to maintain certain records related to its payday loans and include specific information and disclosures in the loan agreement.

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

As of November 1, 2003, the Company ceased marketing and servicing payday loans for County Bank in Oklahoma and began making payday loans to customers pursuant to state law and its own underwriting guidelines. Payday loans made by the Company in Oklahoma are regulated by the Oklahoma Department of Consumer Credit (the "ODCC"). The Company's Oklahoma pawnshops have and are required to maintain a deferred deposit lender license issued by the ODCC. The ODCC maintains regulatory and supervisory authority over the pawnshops' payday loan activities. Under Oklahoma law, the Company is required to maintain certain records related to its payday loans and include specific information and disclosures in the loan agreement.

The Oklahoma maximum loan amount is $500 exclusive of the service fee. Oklahoma law provides for a service fee of 15% of the first $300 and 10% of the amount over $300. The loan term may not exceed 45 days, and customers have the right to rescind the loan within one business day after the date the loan was made. The loan cannot be renewed. The Company must deliver specific disclosures to the customer related to debt management, credit counseling services and the customer's rights and responsibilities in the payday loan as well as make certain determinations about outstanding or prior payday loans.

ITEM 2. PROPERTIES

The typical Company pawnshop is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small discount operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. In 2003, the Company began developing Mono-line payday loan stores. A Mono-line store is designed to resemble a bank interior and offers only payday loans. The typical stand-alone Mono-line store is approximately 1,000 square feet and is located in a retail strip center. In some of its pawnshop locations, the Company will create a Mono-line "store within a store" of approximately 500 square feet, which has a different entrance, different signage and different decor. From the customers' perspective, these will be viewed as a separate business. The Company maintains property and general liability insurance for each of its stores. The Company's stores are open six or seven days a week, depending on location.

As of November 21, 2003, the Company owned the real estate and building for one of its stores and leased 283. The Company also owns the real estate and building for one non-operating location. Between Fiscal 2001 and 2003, the Company entered into sale-leaseback transactions with unaffiliated parties for 44 of its store locations for periods ranging from 10 to 20 years. During Fiscal 2001, the Company entered into a sale-leaseback transaction with an unaffiliated party for the real estate and building for its Austin, Texas headquarters for a period of 15 years. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between October 14, 2003 and April 30, 2023, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of any one of its leases would not have a material adverse effect on the Company's operations. The Company's strategy generally is to lease rather than acquire space for its stores unless the Company finds what it believes is a superior location at an attractive price.

Below is a summary of changes in the number of store locations during Fiscal 2001, 2002, and 2003. Included in the new stores opened in 2003 are two "store within a store" Mono-line payday loan stores adjoining existing pawnshop locations:

                                                      Fiscal Year Ended September 30,
                                               --------------------------------------------
                                                   2001            2002            2003
                                               ------------    ------------    ------------
Store count at beginning of fiscal year                 313             283             280
New stores opened                                        --              --               4
Stores closed pursuant to restructuring plan            (24)             --              --
Stores closed or consolidated                            (1)             (1)             --
Stores sold as operating businesses
                                                               ------------    ------------
                                                         (5)             (2)             --
                                               ------------    ------------    ------------
Store count at end of fiscal year                       283             280             284
                                               ============    ============    ============

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

The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of locations serving each market as of September 30, 2003:


                                                                 Number of
                                                                 Stores in
                          Region/Area                            Each Area
                          -----------                            ---------
                           Texas:
                                    Houston                             59
                                    Valley                              26
                                    San Antonio                         21
                                    Central and Northeast               15
                                    Laredo Area                         15
                                    North Texas                         15
                                    Austin Area                         11
                                    Dallas                              11
                                    Panhandle                            5
                                    Corpus Christi                       7
                                                                 ---------
                                       Total Texas                     185

                           Colorado:
                                    Denver Area                         17
                                    Colorado Springs Area                5
                                    Pueblo                               2
                                                                 ---------
                                       Total Colorado                   24


                           Oklahoma:
                                    Tulsa Area                          10
                                    Oklahoma City Area                   8
                                    Other Areas                          2
                                                                 ---------
                                       Total Oklahoma                   20

                           Florida:
                                    Tampa                                9
                                    Orlando                              5
                                    Other Areas                          4
                                                                 ---------
                                       Total Florida                    18

                           Indiana:
                                    Indianapolis Area                    9
                                    Fort Wayne Area                      3
                                    Other Areas                          3
                                                                 ---------
                                       Total Indiana                    15

                           Alabama:
                                    Birmingham Area                      5
                                    Mobile                               2
                                    Other Areas                          1
                                                                 ---------
                                       Total Alabama                     8

                           Nevada:
                                   Las Vegas                             4
                                                                 ---------
                                      Total Nevada                       4

                                                                 Number of
                                                                 Stores in
                          Region/Area                            Each Area
                          -----------                            ---------
                           Tennessee:
                                    Memphis                              3
                                                                 ---------
                                       Total Tennessee                   3

                           Louisiana:
                                   New Orleans Area                      2
                                   Other Areas                           1
                                                                 ---------
                                      Total Louisiana                    3

                           Mississippi:
                                   Jackson                               2
                                   Other Areas                           1
                                                                 ---------
                                      Total Mississippi                  3

                           Arkansas:
                                   West Helena                           1
                                                                 ---------
                                      Total Arkansas                     1
                                                                 ---------

                                      Total Company                    284
                                                                 =========


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The NASDAQ Stock Market under the symbol EZPW. As of November 21, 2003, there were 132 stockholders of record of the Company's Class A Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of November 21, 2003, such stock was held by one stockholder of record.

The high and low per share price for the Company's Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:


                                                                                 High          Low
                                                                                 ----          ---
Fiscal 2002:
                        First quarter ended December 31, 2001                  $ 1.92       $ 1.14
                        Second quarter ended March 31, 2002                      4.10         1.65
                        Third quarter ended June 30, 2002                        5.00         3.10
                        Fourth quarter ended September 30, 2002                  3.50         2.50

Fiscal 2003:
                        First quarter ended December 31, 2002                  $ 3.90       $ 1.26
                        Second quarter ended March 31, 2003                      4.00         2.55
                        Third quarter ended June 30, 2003                        4.35         3.20
                        Fourth quarter ended September 30, 2003                  6.81         4.04


On November 21, 2003, the Company's Class A Common Stock closed at $7.35 per share.

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

Any interested party may request a copy of this Annual Report on Form 10-K or of the Company's Code of Conduct and Ethics, free of charge by submitting a written request to EZCORP, Inc., Investor Relations, 1901 Capital Parkway, Austin, Texas 78746. The Code of Conduct and Ethics also may be obtained from the Company's website at www.ezcorp.com.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:


                             SELECTED FINANCIAL DATA

                                                              Fiscal Years Ended September 30
                                               -------------------------------------------------------------
                                                 1999          2000         2001         2002         2003
                                               ---------    ---------    ---------    ---------    ---------
                                                (Amounts in thousands, except per share and store figures)
                                                 (a)(b)        (b)          (b)           (b)
                                               ---------    ---------    ---------    ---------    ---------
Operating Data:
Sales                                          $ 129,275    $ 138,850    $ 128,637    $ 131,046    $ 134,591
Pawn service charges                             101,892       57,475       54,666       56,676       58,175
Payday loan service charges                           --           --        2,142        8,251       12,538
Other                                                802        1,074          725          925        1,045
                                               ---------    ---------    ---------    ---------    ---------
Total revenues                                   231,969      197,399      186,170      196,898      206,349
Cost of goods sold                               113,824       88,054       79,089       84,936       86,100
                                               ---------    ---------    ---------    ---------    ---------
Net revenues                                     118,145      109,345      107,081      111,962      120,249
Store operating expenses                          81,963       85,513       75,245       78,265       85,373
Corporate administrative expenses                 14,387       19,324       14,043       15,619       17,008
Depreciation and amortization                      9,435       10,255       10,808       10,087        8,775
Restructuring expense                                 --       10,572         (696)          --           --
Interest expense                                   3,691        6,201        8,245        4,770        2,006
Equity in net income of unconsolidated
  affiliate                                         (225)        (267)        (604)
                                                                                           (304)      (1,412)
(Gain) loss on sale of assets                        268         (280)         413          327          170
Impairment of investment                              --           --           --           --        1,100
                                               ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle                                        8,705      (22,015)        (710)       3,498        7,229
Income tax expense (benefit)                       3,220       (3,785)        (142)       1,294       (1,170)
                                               ---------    ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of
  change in accounting principle                   5,485      (18,230)        (568)       2,204        8,399
Cumulative effect of change in accounting
  principle                                           --      (14,344)          --           --       (8,037)
                                               ---------    ---------    ---------    ---------    ---------
Net income (loss)                              $   5,485    $ (32,574)   $    (568)   $   2,204    $     362
                                               =========    =========    =========    =========    =========

 Earnings (loss) per common share, assuming    $    0.46    $   (2.71)   $   (0.05)   $    0.18    $    0.03
  dilution

   Cash dividends per common share             $    0.05    $   0.025    $      --    $      --    $      --

   Weighted average common shares and
        share equivalents, assuming dilution      12,008       12,017       12,104       12,292       12,552

Stores operated at end of period                     331          313          283          280          284

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

                                                                September 30
                                 ------------------------------------------------------------------------
                                      1999          2000           2001           2002           2003
                                 ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Pawn loans                       $     53,940   $     46,916   $     47,144   $     49,248   $     47,955
Payday loans                               --             33          1,250          2,326          3,630
Inventory                              58,241         35,660         34,231         32,097         29,755
Working capital                       125,575         72,498         75,334         86,425         90,885
Total assets                          234,077        203,793        178,560        165,970        153,690
Long-term debt                         83,123         81,112         60,192         42,245         31,000
Stockholders' equity                  135,685        102,671        101,957        104,544        105,478


                                                           Fiscal Years Ended September 30
                                            ----------------------------------------------------------
Pro forma amounts assuming the new
  accounting principles are applied
  retroactively:                               1999        2000         2001        2002        2003
                                            ---------   ---------    ---------   ---------   ---------
      Net income (loss):                    $   2,463   $ (17,515)   $     129   $   2,901   $   8,399
      Net income (loss) per diluted share                    0.21         0.01        0.24        0.67
                                                                                                 (1.46)
      Total assets                            206,074     192,473      167,172     155,193     154,062

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12-month periods ending September 30, 2001, 2002, and 2003 ("Fiscal 2001", "Fiscal 2002", and "Fiscal 2003"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.

                             SUMMARY FINANCIAL DATA


                                                                       Fiscal Years Ended September 30
                                                                     -------------------------------------
                                                                       2001           2002          2003
                                                                     ---------     ---------     ---------
                                                                  (Dollars in thousands, except as indicated)
OPERATIONS:
           Sales                                                     $ 128,637     $ 131,046     $ 134,591
           Pawn service charges                                         54,666        56,676        58,175
           Payday loan service charges                                   2,142         8,251        12,538
           Other                                                           725           925         1,045
                                                                     ---------     ---------     ---------
             Total revenues                                            186,170       196,898       206,349
           Cost of sales                                                79,089        84,936        86,100
                                                                     ---------     ---------     ---------
             Net revenues                                              107,081       111,962       120,249

           Restructuring expense                                          (696)           --            --

           Income (loss) before cumulative effect of a change in
                accounting principle                                      (568)        2,204         8,399
           Cumulative effect of adopting new accounting
                principle, net of tax                                       --            --        (8,037)
                                                                     ---------     ---------     ---------
           Net income (loss)                                         $    (568)    $   2,204     $     362
                                                                     =========     =========     =========
OTHER DATA:
           Gross margin                                                   38.5%         35.2%         36.0%
           Average annual inventory turnover                              2.2x          2.6x          2.7x
           Average inventory per pawn location at year end           $     121     $     115     $     106
           Average pawn loan balance per pawn location at year end   $     167     $     176     $     171
           Average pawn loan at year end (whole dollars)             $      73     $      73     $      71
           Average yield on pawn loan portfolio                            120%          123%          126%
           Pawn loan redemption rate                                        76%           76%           76%

EXPENSES AND INCOME AS A PERCENTAGE OF NET REVENUE (%):
               Store operating                                            70.3          69.9          71.0
               Administrative                                             13.1          14.0          14.1
               Depreciation and amortization                              10.1           9.0           7.3
               Interest                                                    7.7           4.3           1.7
               Income (loss) before income taxes                          (0.1)          3.1           6.0
               Income (loss) before cumulative effect                     (0.5)          2.0           7.0

STORES IN OPERATION:
               Beginning of year                                           313           283           280
               New openings                                                 --            --             4
               Sold, combined, or closed                                   (30)           (3)           --
                                                                     ---------     ---------     ---------
               End of year                                                 283           280           284
               Average number of locations during the year                 292           281           280

GENERAL

The Company's primary lending activity is the making of small, non-recourse loans secured by tangible personal property through its 280 pawnshops. The income earned on this activity is pawn service charge revenue. While allowable service charges vary by state and by amount of the loan, a majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% per annum. The Company's average pawn loan amount has historically averaged between $70 and $75. The allowable term of pawn loans also differs by state, but is typically 30 days with an automatic 60-day extension.

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

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could increase or decrease the Company's estimate of uncollectible loans, affecting the Company's earnings and financial condition. In Fiscal 2003, 99.7% ($58.0 million) of recorded pawn service charge revenue was collected in cash, and 0.3% ($0.2 million) resulted from an increase in accrued pawn service charges receivable.

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

ALLOWANCE FOR LOSSES ON PAYDAY LOANS: Unlike pawn loans, payday loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or refinanced by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loans' principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection.

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

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The Company's inventory valuation allowance is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2003, this allowance was approximately $1.8 million, or 5.8% of the gross inventory balance. Changes in the inventory valuation allowance are recorded as cost of goods sold. The accuracy of the Company's inventory allowance is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold prices could increase or decrease the Company's inventory allowance.

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

EFFECT OF ADOPTION OF NEW ACCOUNTING PRINCIPLE: The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under its provisions, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, resulting in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the

Company completed impairment tests of its goodwill and pawn licenses. The testing estimated enterprise value based on discounted cash flows and market capitalization and indicated no impairment of pawn licenses and implied fair value of goodwill of $0 based on the allocation of enterprise value to all of the Company's assets and liabilities. This resulted in an $8.0 million, net of tax, impairment charge for goodwill recorded as a cumulative effect of adopting a new accounting principle. The Company assesses its goodwill and indefinite lived intangible assets as of July 1 of each year or more frequently if events or changes in circumstances indicate impairment. Excluding the cumulative adjustment recognizing impairment of the Company's goodwill, the Company concluded that there was no impairment of its indefinite lived intangible assets in Fiscal 2003.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. No adjustments were made to the Company's valuation allowance in Fiscal 2001 or 2002. At September 30, 2003, the Company reversed its $3.7 million valuation allowance on its deferred tax assets, based on management's estimate of taxable income in the three years following Fiscal 2003. Projected levels of pre-tax earnings over the next three years, primarily attributable to ordinary and recurring operating results, are sufficient to generate the $37 million required amount of taxable income to realize the net deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance, if any. Uncertainties that might impact the realization of the deferred tax assets include possible declines in revenues and margins.

EQUITY IN NET INCOME OF A&B: The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's Fiscal 2003 year represents its percentage interest in the results of A&B's operations from July 2002 through June 2003.

STOCK-BASED COMPENSATION: The Company accounts for its stock-based compensation plans in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock-based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123, as amended by SFAS No. 148 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has disclosed the pro forma impact on net income in Note I to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

The Company's Fiscal 2003 pawn service charge revenue increased 3%, or $1.5 million from Fiscal 2002 to $58.2 million. This represents an increase in same store pawn service charge revenue ($1.6 million) offset by the decrease in pawn service charge revenue from closed stores ($0.1 million). The improvement in same store pawn service charge revenue was due to a three percentage point improvement in loan yields to 126% in Fiscal 2003. Variations in the annualized loan yield, as seen between these periods, are due generally to changes in the statutory fees that can be charged, changes in the level of loan forfeitures and a mix shift between loans with different yields. Excluding the effect of closed stores, the Company's Fiscal 2003 average balance of pawn loans outstanding was 0.2% higher and ending pawn loans outstanding were 3% lower than in Fiscal 2002.

Fiscal 2003 sales increased $3.5 million from Fiscal 2002 to $134.6 million. The increase was due to an increase in same store sales ($1.8 million) and an increase in jewelry scrapping sales ($1.8 million), offset by a reduction in sales from closed stores ($0.1 million).

Below is a summary of Fiscal 2002 and 2003 sales and margins:

                                       Fiscal Year Ended September 30,
                                             2002         2003
                                          ---------    ---------
                                          (Dollars in millions)
Merchandise sales                         $   112.0    $   113.8
Jewelry scrapping sales                        19.0         20.8
                                          ---------    ---------

Total sales                                   131.0        134.6
Gross profit on merchandise sales         $    45.8    $    45.2
Gross profit on jewelry scrapping sales         0.3          3.3

Gross margin on merchandise sales              40.9%        39.7%
Gross margin on jewelry scrapping sales         1.6%        15.9%
Overall gross margin                           35.2%        36.0%

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

Payday loan data are as follows for Fiscal 2002 and 2003:

                                                                               Fiscal Year Ended September 30,
                                                                                    2002             2003
                                                                                ------------     ------------
                                                                                  (Dollars in thousands)
Service charge revenue                                                          $      8,251     $     12,538
Bad debt (included in operating expense)                                              (3,138)          (3,551)
Other direct transaction expenses (included in operating expense)                       (802)          (1,134)
Collection and call center costs (included in administrative expense)                   (382)            (650)
                                                                                ------------     ------------
Contribution to operating income                                                       3,929            7,203

Average payday loan balance outstanding during year                                    1,596            2,763
Payday loan balance at end of year                                                     2,326            3,630
Average loan balance per participating location at end of year                          10.2             15.8
Participating locations at end of year (whole numbers)                                   229              230
Net default rate (defaults net of collections, measured as a percent of loans
   made)                                                                                 6.9%             5.0%

The contribution to operating income presented above is the incremental contribution only and excludes allocation of other costs such as labor, rent, and overhead.

Payday loan service charge revenue and bad debt expense each increased from Fiscal 2002 primarily due to higher average loan balances. The loan balance increased primarily due to the maturing of the product. The Company's significant improvement in net defaults was primarily due to continued refinements in the Company's collection efforts and improvements to its underwriting criteria as it gains more experience with this product.

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

Administrative expenses measured as a percentage of net revenues increased 0.1 of a percentage point from Fiscal 2002 to 14.1%. The increase is due primarily to higher employment related costs and payday loan related costs. Employment cost increases reflect increased benefit costs, general inflation, limited staff additions, and greater incentive compensation related to the Company's improved overall performance in Fiscal 2003. The increased volume of payday loans in Fiscal 2003 required the increase in payday loan related costs, primarily labor in the debt collection area. Included in administrative expenses are management fees and expense reimbursements paid to a related party totaling $767,000 and $498,000 in Fiscal 2003 and 2002, as more fully discussed in Item 13 of this annual report on Form 10-K.

Depreciation and amortization expense, when measured as a percentage of net revenue, decreased 1.7 percentage points in Fiscal 2003 to 7.3%. This improvement is primarily due to ceasing amortization of intangibles upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" and the reduction in depreciation resulting from the sale-leaseback of previously owned locations.

In Fiscal 2003, interest expense decreased to $2.0 million from $4.8 million in Fiscal 2002. The improvement was driven by lower average debt balances, coupled with lower effective interest rates. At September 30, 2003, the Company's total debt was $31.0 million compared to $42.2 million at September 30, 2002. Decreases in the debt balance were funded primarily by cash flow from operations.

In Fiscal 2000, the Company invested $1.1 million in an internet related start-up company. Based on the investee's performance to date, the Company determined at September 30, 2003 that its investment was fully impaired, resulting in a $1.1 million impairment charge recorded in Fiscal 2003.

The Fiscal 2003 income tax benefit was $1.2 million. This amount includes the reversal of a $3.7 million deferred tax asset valuation allowance as the Company projects its future taxable income will be sufficient to fully realize its net deferred tax asset. Excluding the removal of the valuation allowance, the Company's income tax provision would be $2.5 million (35% of pretax income) compared to an income tax provision of $1.3 million (37% of pretax income) for Fiscal 2002. The decrease in effective tax rate for Fiscal 2003 is due to non-deductible items having a smaller percentage impact on pre-tax earnings.

Operating income for Fiscal 2003 increased $1.1 million over Fiscal 2002 to $9.1 million. The $3.3 million increased contribution from payday loans, $2.4 million improvement in gross profit on sales, and $1.6 million increase in same store pawn service charges account for most of the improvement. Coupled with these is a $0.6 million reduction in amortization resulting from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," and a $0.7 million reduction in depreciation expense related to the sale-leaseback of store locations. These improvements were partially offset by $7.1 million higher operating and administrative expenses and $0.4 million of rent from the sale-leaseback of store locations.

Income before the cumulative effect of adopting SFAS No. 142 improved to $8.4 million from $2.2 million in Fiscal 2002. This results principally from a $2.8 million decrease in interest expense, and a $3.7 million reduction in the deferred tax asset valuation allowance, partially offset by a $1.1 million impairment of an investment in an internet business. After the non-cash cumulative effect of adopting SFAS No. 142, the Company's net income was $0.4 million compared to $2.2 million in Fiscal 2002.

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

                                                          Fiscal Year Ended September 30,
                                                              2001             2002
                                                          ------------     ------------
                                                               (Dollars in millions)
Merchandise sales                                         $      115.0     $      112.0
Jewelry scrapping sales                                           13.6             19.0
                                                          ------------     ------------
Total sales                                                      128.6            131.0

Gross profit on merchandise sales                         $       50.3     $       45.8
Gross profit (loss) on jewelry scrapping sales                    (0.7)             0.3

Gross margin on merchandise sales                                 43.7%            40.9%
Gross margin on jewelry scrapping sales                           (5.2%)            1.6%
Overall gross margin                                              38.5%            35.2%


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

Payday loan data are as follows for Fiscal 2001 and 2002:

                                                                               Fiscal Year Ended September 30,
                                                                                    2001             2002
                                                                                ------------     ------------
                                                                                    (Dollars in thousands)
Service charge revenue                                                          $      2,142     $      8,251
Bad debt (included in operating expense)                                              (1,247)          (3,138)
Other direct transaction expenses (included in operating expense)                       (175)            (802)
Collection and call center costs (included in administrative expense)                     --             (382)
                                                                                ------------     ------------
Contribution to operating income                                                         720            3,929

Average payday loan balance outstanding during year                                      430            1,596
Payday loan balance at end of year                                                     1,250            2,326
Average loan balance per participating location at end of year                           6.1             10.2
Participating locations at end of year (whole numbers)                                   205              229
Net default rate (defaults net of collections, measured as a percent of loans
   made)                                                                                 8.1%             6.9%

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

LIQUIDITY AND CAPITAL RESOURCES

Certain transactions presented in the restated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001, respectively, have been reclassified between certain sections of the Statements of Cash Flows. A summary of these reclassifications showing their effect on the restated Statements of Cash Flows is provided in Note Q to the Consolidated Financial Statements.

In Fiscal 2003, The Company's $15.3 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $13.2 million and
(ii) $2.1 million of changes in operating assets and liabilities, primarily prepaid expenses and other assets. The Company's $16.9 million Fiscal 2002 cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $16.1 million and (ii) $0.8 million of changes in operating assets and liabilities, primarily accounts payable. The primary difference between cash flow from operations for Fiscal 2002 and Fiscal 2003 is a higher level of income taxes paid in cash in Fiscal 2003. In Fiscal 2002, the Company had the benefit of a net operating loss carry-forward, which was fully utilized during Fiscal 2002.

In Fiscal 2003, the Company invested $2.5 million in property and equipment, $4.9 million in funding payday loans net of repayments, and increased its cash balance by $1.0 million. These changes and an $11.2 million reduction in debt were funded by the cash flow from operations discussed above, $1.0 million in proceeds from the sale of assets, $0.5 million of dividends from Albemarle & Bond Holding, plc, and a $2.8 million net cash inflow resulting from pawn loans made and repaid and the recovery of pawn loan principal through the sale of forfeited collateral.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more in 2004 than they did in 2003, the Company's annual interest expense would be increased by approximately $155,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at September 30, 2003.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the year ended June 30, 2003 (included in the Company's September 30, 2003 results on a three-month lag as described above) was approximately a $505,000 increase to shareholders' equity. On September 30, 2003, the U.K. pound closed at 1.00 to 1.66710 U.S. dollars, a strengthening from 1.6503 at June 30, 2003. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

The Company's earnings and financial position could be affected by changes in the regulatory environment for payday loans, primarily the rates allowed and the Company's association with County Bank. The Federal Deposit Insurance Corporation ("FDIC") has set forth guidelines governing companies which market payday loans for federally chartered banks, such as the Company's relationship with County Bank. While the Company believes its arrangement with County Bank falls within these guidelines, changes in the guidelines or any finding that the Company's arrangement does not comply could have a material adverse effect on the Company's financial position and results of operations, the amount of which cannot be reasonably determined.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Auditors                                                                           36

Consolidated Financial Statements:

           Consolidated Balance Sheets as of September 30, 2002 and 2003                                 37

           Consolidated Statements of Operations for each of the Three Fiscal Years
           Ended September 30, 2003                                                                      38

           Consolidated Statements of Cash Flows for each of the Three Fiscal Years
           Ended September 30, 2003                                                                      39

           Consolidated Statements of Stockholders' Equity for each of the Three Fiscal Years
           Ended September 30, 2003                                                                      40

           Notes to Consolidated Financial Statements                                                    41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and its subsidiaries as of September 30, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Albemarle & Bond Holdings, plc, an equity investee, which statements reflect total assets constituting 9.6% in 2003, and 8.0% in 2002, and equity in income constituting 19.5% in 2003, 17.3% in 2002, and 37.6% in 2001 of consolidated income before income taxes and the cumulative effect of adopting a new accounting principle. Those statements were audited by Solomon Hare.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note B to the consolidated financial statements, effective October 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles". Also, as described in Note Q, the consolidated statements of cash flows for the three years ended September 30, 2003 have been restated.


ERNST & YOUNG LLP

Austin, Texas
November 6, 2003 (except for Note Q,
as to which the date is November 24, 2004)

                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,
                                                                             ------------------------------
                                                                                  2002            2003
                                                                             -------------    -------------
Assets:                                                                              (In thousands)
             Current assets:
                Cash and cash equivalents                                    $       1,492    $       2,496
                Pawn loans                                                          49,248           47,955
                Payday loans                                                         2,326            3,630
                Pawn service charges receivable, net                                 8,819            8,990
                Payday loan service charges receivable, net                            485              735
                Inventory, net                                                      32,097           29,755
                Deferred tax asset                                                   6,418            8,163
                Federal income tax receivable                                          359              328
                Prepaid expenses and other assets                                    1,898            1,726
                                                                             -------------    -------------
                                  Total current assets                             103,142          103,778

             Investment in unconsolidated affiliates                                14,406           14,700
             Property and equipment, net                                            32,190           25,369
             Goodwill, net                                                          11,148               --
             Notes receivable from related parties                                   1,522            1,500
             Deferred tax asset - non-current                                           --            4,391
             Other assets, net                                                       3,562            3,952
                                                                             -------------    -------------
             Total assets                                                    $     165,970    $     153,690
                                                                             =============    =============
Liabilities and stockholders' equity Current liabilities:
                Current maturities of long-term debt                         $       2,936    $          --
                Accounts payable and other accrued expenses                         11,615           11,101
                Customer layaway deposits                                            2,166            1,792
                                                                             -------------    -------------
                                Total current liabilities                           16,717           12,893

             Long-term debt, less current maturities                                39,309           31,000
             Deferred tax liability                                                  1,191               --
             Deferred gains and other long-term liabilities                          4,209            4,319
                                                                             -------------    -------------
                                               Total long-term liabilities          44,709           35,319
             Commitments and contingencies                                              --               --
             Stockholders' equity:
                Preferred Stock, par value $.01 per share; Authorized
                       5,000,000 shares; none issued and outstanding                    --               --
                Class A Non-voting Common Stock, par value $.01 per share;
                       Authorized 40,000,000 shares; 10,985,675 issued
                       and 10,976,642 outstanding in 2002; 11,006,864                  110              110
                       issued and 10,997,831 outstanding in 2003
                Class B Voting Common Stock, convertible, par value $.01
                       per share; Authorized 1,198,990 shares; 1,190,057                12               12
                       issued and outstanding
                Additional paid-in capital                                         114,729          115,580
                Accumulated deficit                                                 (9,523)          (9,161)
                Less deferred compensation expense                                      --             (784)
                                                                             -------------    -------------
                                                                                   105,328          105,757
                Treasury stock, at cost (9,033 shares)                                 (35)             (35)
                Receivable from stockholder                                           (729)            (729)
                Accumulated other comprehensive income (loss)                          (20)             485
                                                                             -------------    -------------
                                           Total stockholders' equity              104,544          105,478
                                                                             -------------    -------------
             Total liabilities and stockholders' equity                      $     165,970    $     153,690
                                                                             =============    =============

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Years Ended September 30,
                                                                              -----------------------------------
                                                                                 2001         2002         2003
                                                                              ---------    ---------    ---------
                                                                            (In thousands, except per share amounts)
Revenues:
   Sales                                                                      $ 128,637    $ 131,046    $ 134,591
   Pawn service charges                                                          54,666       56,676       58,175
   Payday loan service charges                                                    2,142        8,251       12,538
   Other                                                                            725          925        1,045
                                                                              ---------    ---------    ---------
                          Total revenues                                        186,170      196,898      206,349

Costs of goods sold                                                              79,089       84,936       86,100
                                                                              ---------    ---------    ---------
                           Net revenues                                         107,081      111,962      120,249

Operating expenses:
   Operations                                                                    75,245       78,265       85,373
   Administrative                                                                14,043       15,619       17,008
   Depreciation                                                                  10,085        9,405        8,685
   Amortization                                                                     723          682           90
   Restructuring expense (reversal)                                                (696)          --           --
                                                                              ---------    ---------    ---------
                            Total operating expenses                             99,400      103,971      111,156
                                                                              ---------    ---------    ---------

Operating income                                                                  7,681        7,991        9,093
Interest expense, net                                                             8,245        4,770        2,006
Equity in net income of unconsolidated affiliate                                   (267)        (604)      (1,412)
Loss on sale of assets                                                              413          327          170
Impairment of investment                                                             --           --        1,100
                                                                              ---------    ---------    ---------
Income (loss) before income taxes and cumulative effect
     of adopting a new accounting principle                                        (710)       3,498        7,229
Income tax expense (benefit)                                                       (142)       1,294       (1,170)
                                                                              ---------    ---------    ---------
Income (loss) before cumulative effect of adopting a new
     accounting principle                                                     $    (568)   $   2,204    $   8,399

Cumulative effect of adopting a new accounting
     principle, net of tax                                                           --           --       (8,037)
                                                                              ---------    ---------    ---------
Net income (loss)                                                             $    (568)   $   2,204    $     362
                                                                              =========    =========    =========
Income (loss) per common share - basic:
     Income (loss) before cumulative effect of adopting a new
       accounting principle                                                   $   (0.05)   $    0.18    $    0.69
     Cumulative effect of adopting a new accounting
       principle, net of tax                                                  $      --    $      --    $   (0.66)
                                                                              ---------    ---------    ---------
     Net income (loss)                                                        $   (0.05)   $    0.18    $    0.03
                                                                              =========    =========    =========
Income (loss) per common share - assuming dilution:
     Income (loss) before cumulative effect of adopting a new
       accounting principle                                                   $   (0.05)   $    0.18    $    0.67
     Cumulative effect of adopting a new accounting
       principle, net of tax                                                  $      --    $      --    $   (0.64)
                                                                              ---------    ---------    ---------

     Net income (loss)                                                        $   (0.05)   $    0.18    $    0.03
                                                                              =========    =========    =========
Weighted average shares outstanding:
   Basic                                                                         12,104       12,143       12,181
   Assuming dilution                                                             12,104       12,292       12,552

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years Ended September 30,
                                                                    --------------------------------------------
                                                                        2001            2002            2003
                                                                    ------------    ------------    ------------
                                                                       Restated        Restated        Restated
                                                                                    (In thousands)
Operating Activities:
   Net income (loss)                                                $       (568)   $      2,204    $        362
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Cumulative effect of adopting new accounting  principle             --              --           8,037
          Depreciation and amortization                                   10,808          10,087           8,775
          Payday loan loss provision                                       1,247           3,138           3,551
          Deferred taxes                                                    (223)            993          (7,327)
          Restructuring expenses                                            (696)             --              --
          Net loss on sale or disposal of assets                             413             327             170
          Impairment of investment                                            --              --           1,100
          Deferred compensation expense                                        6               6               3
          Income from investment in unconsolidated affiliate                (267)           (604)         (1,412)
   Changes in operating assets and liabilities:
          Service charges receivable, net                                   (205)           (463)           (421)
          Inventory                                                          432             264             868
          Notes receivable from related parties                            1,567              67              22
          Prepaid expenses, other current assets, and other
              assets, net                                                 (1,559)           (878)          2,803
          Accounts payable and accrued expenses                           (1,800)          2,567            (450)
          Restructuring reserve                                           (1,887)           (183)            (34)
          Customer layaway deposits                                         (251)             85            (374)
          Deferred gains and other long-term liabilities                    (145)           (341)           (363)
          Federal income taxes                                             5,045            (359)             31
                                                                    ------------    ------------    ------------
Net cash provided by operating activities                                 11,917          16,910          15,341

Investing Activities:
   Pawn loans made                                                      (163,158)       (167,281)       (163,125)
   Pawn loans repaid                                                      91,872          91,937          90,691
   Recovery of pawn loan principal through sale of forfeited
      collateral                                                          72,055          75,110          75,201
   Payday loans made                                                      (6,226)        (16,600)        (24,051)
   Payday loans repaid                                                     3,762          12,386          19,196
   Additions to property and equipment                                    (4,456)         (2,042)         (2,491)
   Dividends from unconsolidated affiliate                                   236             327             523
   Proceeds from sale of assets                                           13,978           6,506             964
                                                                    ------------    ------------    ------------
Net cash provided by (used in) investing activities                        8,063             343          (3,092)

Financing Activities:
   Net payments on bank borrowings                                       (20,920)        (17,947)        (11,245)
                                                                    ------------    ------------    ------------
Net cash used in financing activities                                    (20,920)        (17,947)        (11,245)
                                                                    ------------    ------------    ------------

   Change in cash and equivalents                                           (940)           (694)          1,004
   Cash and equivalents at beginning of period                             3,126           2,186           1,492
                                                                    ------------    ------------    ------------
   Cash and equivalents at end of period                            $      2,186    $      1,492    $      2,496
                                                                    ============    ============    ============
Cash paid during the periods for:
          Interest                                                  $      7,818    $      3,981    $      3,017
          Income taxes                                              $        320    $        866    $      3,163
Non-cash investing and financing activities:
   Pawn loans forfeited and transferred to inventory                $     71,058    $     73,240    $     73,727
   Deferred gain on sale-leaseback                                  $      3,281    $      1,388    $        506
   Issuance of common stock to 401(k) plan                          $         89    $         60    $         64
   Foreign currency translation adjustment                          $       (241)   $        317    $        505


See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock                                                                 Accumulated
                            ------------------- Additional   Retained    Deferred               Receivable      Other
                                         Par     Paid In    Earnings/ Compensation  Treasury      From      Comprehensive
                              Shares    Value    Capital    (Deficit)    Expense      Stock     Stockholder  Income (Loss)   Total
                            --------- --------- ---------  ---------   ---------   ---------    ---------   -------------- --------
                                                        (In thousands)
Balances at Sept. 30, 2000     12,096 $     121 $ 114,569  $ (11,159)  $      --   $     (35)   $    (729)   $     (96)   $102,671
 Issuance of common
   stock to 401(k) plan            41        --        89         --          --          --           --           --          89
 Amortization of stock
   option compensation             --        --         6         --          --          --           --           --           6
 Foreign currency
    translation adjustment         --        --        --         --          --          --           --         (241)       (241)

 Net loss                          --        --        --       (568)         --          --           --           --        (568)
                                                                                                                          --------
 Total comprehensive loss          --        --        --         --          --          --           --           --        (809)
                            --------- --------- ---------  ---------   ---------   ---------    ---------    ---------    --------
Balances at Sept. 30, 2001     12,137       121   114,664    (11,727)         --         (35)        (729)        (337)    101,957

 Issuance of common
   stock to 401(k) plan            39         1        59         --          --          --           --           --          60
 Amortization of stock
   option compensation             --        --         6         --          --          --           --           --           6
 Foreign currency
    translation adjustment         --        --        --         --          --          --           --          317         317
 Net income                        --        --        --      2,204          --          --           --           --
                                                                                                                             2,204
                                                                                                                          --------
 Total comprehensive
    income                         --        --        --         --          --          --           --           --       2,521
                            --------- --------- ---------  ---------   ---------   ---------    ---------    ---------    --------
Balances at Sept. 30, 2002     12,176       122   114,729     (9,523)         --         (35)        (729)         (20)    104,544

 Issuance of common
   Stock to 401(k) plan            21        --        64         --          --          --           --           --         64
 Amortization of stock
   option compensation             --        --         3         --          --          --           --           --           3
 Issuance of restricted
   shares to employee              --        --       784         --        (784)         --           --           --          --
 Foreign currency
   translation adjustment          --        --        --         --          --          --           --          505         505
 Net income                        --        --        --        362          --          --           --           --         362
                                                                                                                          --------
 Total comprehensive
    income                         --        --        --         --          --          --           --           --         867
                            --------- --------- ---------  ---------   ---------   ---------    ---------    ---------    --------
Balances at Sept. 30, 2003     12,197 $     122 $ 115,580  $  (9,161)  $    (784)  $     (35)   $    (729)   $     485    $105,478
                            ========= ========= =========  =========   =========   =========    =========    =========    ========



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: EZCORP, Inc. (the "Company") is engaged primarily in operating pawnshops and payday loan stores. As of September 30, 2003, the Company operated 280 pawn locations in 11 states, offered payday loans in 225 of its pawnshops, and offered payday loans in four "Mono-line" stores, specializing in payday loans, as well as an Austin, Texas based payday loan call center. The stores function as sources of customer credit and the pawnshops function as specialty retailers primarily of previously owned merchandise.

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

PAYDAY LOAN REVENUE RECOGNITION: Payday loans are unsecured and generally made for periods of less than 30 days. In most locations, the Company markets payday loans made by County Bank of Rehoboth Beach, Delaware ("County Bank"), and may purchase an 85% participation in the loans made by County Bank. In a limited number of locations, the Company makes payday loans without the participation of County Bank. The loans and related fees reported in the Company's consolidated financial statements reflect both the Company's participation interest in loans made by County Bank and loans made directly by the Company. Finance charges on payday loans are recorded using the interest method.

ALLOWANCE FOR LOSSES ON PAYDAY LOANS: The Company charges defaulted payday loans to bad debt expense when they default, leaving only active loans in the reported balance. The amount collected from defaulted loans is recorded as a reduction of bad debt expense at the time of collection. The Company provides for a valuation allowance on both the principal and fees receivable, based on recent net default rates. Net defaults and changes in the principal valuation allowance are charged to bad debt expense. Fees related to defaulted loans and changes to the fee receivable valuation allowance are charged to service charge revenue. In Fiscal 2002 and 2003, the Company's bad debt expense, included in store operating expense, was $3.1 million and $3.6 million, respectively.

TOTAL REVENUES: In Fiscal 2003, the Company's total revenues were comprised of 28% pawn service charges, 65% sales, 6% payday loan service charges, and 1% other fee revenue. In Fiscal 2002, the Company's total revenues were comprised of 29% pawn service charges, 67% merchandise sales, and 4% payday loan service charges.

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

SOFTWARE DEVELOPMENT COSTS: The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 2001, 2002, and 2003 approximately $1,979,000, $8,000, and $233,000 was capitalized in connection with the development and acquisition of internal software systems. Included in the 2001 cost is $278,000 of capitalized interest. No interest was capitalized in 2002 or 2003. Capitalized costs are amortized by the straight-line method over the estimated useful lives of each system, ranging from two to eight years.

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

INTANGIBLE ASSETS: The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment at least annually. The effects of the adoption of this new accounting principle are discussed in Note B.

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

STOCK-BASED COMPENSATION: The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net income. For the purpose of pro forma disclosures required, the estimated fair value of the options is expensed over the options' vesting periods. The following table represents the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:


                                                                   Years ended September 30,
                                                          -------------------------------------------
                                                              2001             2002           2003
                                                          ------------    ------------   ------------
                                                             (In thousands, except per share amounts)
Net income (loss), as reported                            $       (568)   $      2,204   $        362
Less: pro forma compensation expense                               447             505            552
                                                          ------------    ------------   ------------
Net income (loss), pro forma                              $     (1,015)   $      1,699   $       (190)

Earnings (loss) per share, pro forma - Basic              $      (0.08)   $       0.14   $      (0.02)
Earnings (loss) per share, pro forma - Assuming
   dilution                                               $      (0.08)   $       0.14   $      (0.02)


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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (FIN
46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003, and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003. The Company believes adoption of FIN 46 will have no effect on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under the Accounting Principles Board ("APB") Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30. The Company adopted SFAS No. 145 and related rules as of October 1, 2002. The adoption of SFAS No. 145 had no effect on the Company's financial position or results of operations.

The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective January 1, 2003, resulting in no impact to the Company's results of operations or financial position. SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework). SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.

Effective July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement had no impact on the Company's operating results or financial position.

The Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" effective July 1, 2003. This Statement established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of this Statement had no impact on the Company's results of operations or financial position.

NOTE B:  CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, which resulted in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company, with the assistance of independent valuation specialists, completed impairment tests of its goodwill and pawn licenses. The testing estimated enterprise value based on discounted cash flows and market capitalization and indicated no impairment of pawn licenses and an implied fair value of goodwill of $0 based on the allocation of enterprise value to all of the Company's assets and liabilities. This resulted in an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change. The Company assesses its goodwill and indefinite lived intangible assets as of July 1 of each year or more frequently if events or changes in circumstances indicate impairment. Excluding the cumulative adjustment recognizing impairment of the Company's goodwill, the Company concluded that there was no impairment of its indefinite lived intangible assets in Fiscal 2003.

The following table presents the results of the Company on a comparable basis as if SFAS No. 142 had been effective for all periods presented.


                                                                                     Years Ended September 30,
                                                                           -------------------------------------------
                                                                               2001            2002           2003
                                                                           ------------    ------------   ------------
                                                                              (In thousands, except per share amounts)
Net income (loss) as reported                                              $       (568)   $      2,204   $        362
Goodwill and pawn license amortization, net of tax                                  398             398             --
Amortization of goodwill related to A&B, net of tax                                 299             299             --
Cumulative effect of adopting a new accounting principle, net of tax                 --              --          8,037
                                                                           ------------    ------------   ------------
Adjusted net income                                                        $        129    $      2,901   $      8,399

Basic earnings (loss) per share:
    Net income (loss) as reported                                          $      (0.05)   $       0.18   $       0.03
    Goodwill and pawn license amortization, net of tax                             0.03            0.03             --
    Amortization of goodwill related to A&B, net of tax                            0.03            0.03             --
    Cumulative effect of adopting new accounting principle, net of tax               --              --           0.66
                                                                           ------------    ------------   ------------
    Adjusted net income                                                    $       0.01    $       0.24   $       0.69

Diluted earnings (loss) per share:
    Net income (loss) as reported                                          $      (0.05)   $       0.18   $       0.03
    Goodwill and pawn license amortization, net of tax                             0.03            0.03             --
    Amortization of goodwill related to A&B, net of tax                            0.03            0.03             --
    Cumulative effect of adopting a new accounting principle, net of tax             --              --           0.64
                                                                           ------------    ------------   ------------
    Adjusted net income                                                    $       0.01    $       0.24   $       0.67
                                                                           ============    ============   ============

The following table presents the carrying amount for each major class of indefinite-lived intangible asset at the specified dates:

                                   September 30,
                                2002           2003
                            ------------   ------------
                                  (In thousands)
Goodwill                    $     11,148   $         --
Pawn licenses                      1,549          1,549
                            ------------   ------------
Total                       $     12,697   $      1,549
                            ============   ============

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                            September 30, 2002           September 30, 2003
                                         Carrying    Accumulated      Carrying     Accumulated
                                          Amount     Amortization      Amount      Amortization
                                      ------------   ------------   ------------   ------------
                                                           (In thousands)
License application fees              $        742   $        530   $        742   $        561
Real estate finders' fees                      554            210            554            249
Non-compete agreements                         388            199            388            219
                                      ------------   ------------   ------------   ------------
Total                                 $      1,684   $        939   $      1,684   $      1,029
                                      ============   ============   ============   ============

Total amortization expense from definite-lived intangible assets was approximately $107,000, $72,000, and $90,000 for the years ended September 30, 2001, 2002, and 2003. The following table presents the

Company's estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2003:

                             Amortization
             Fiscal Year       Expense
            ------------       -------
                   (In thousands)
                 2004          $    77
                 2005               68
                 2006               67
                 2007               67
                 2008               66

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

NOTE D:  EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

                                                                             Years Ended September 30,
                                                                        2001            2002          2003
                                                                    ------------    ------------   ------------
                                                                                   (In thousands)
Numerator
   Numerator for basic and diluted earnings per share:
          Income (loss) before cumulative effect of adopting
           a new accounting principle                               $       (568)   $      2,204   $      8,399
          Cumulative effect of adopting a new accounting
           principle, net of tax                                              --              --         (8,037)
                                                                    ------------    ------------   ------------
          Net income (loss)                                                 (568)          2,204            362
                                                                    ============    ============   ============
Denominator
   Denominator for basic earnings per share:
          Weighted average shares                                         12,104          12,143         12,181
   Effect of dilutive securities:
    Warrants and options                                                      --             149            371
                                                                    ------------    ------------   ------------

          Dilutive potential common shares                                    --             149            371
                                                                    ------------    ------------   ------------

Denominator for diluted earnings per share: adjusted weighted
average shares and assumed conversions                                    12,104          12,292         12,552
                                                                    ============    ============   ============
Basic earnings (loss) per share                                     $      (0.05)   $       0.18   $       0.03
                                                                    ============    ============   ============
Diluted earnings (loss) per share                                   $      (0.05)   $       0.18   $       0.03
                                                                    ============    ============   ============

Outstanding options to purchase shares of common stock were as follows:


                                                                    Years Ended September 30,
                                                               2001            2002            2003
                                                          -------------   -------------   -------------
Total options outstanding
     Weighted average shares subject to options               1,289,441       1,460,689       2,001,344
     Average exercise price per share                     $        8.57   $        7.70   $        6.14

Anti-dilutive options outstanding
     Weighted average shares subject to options               1,289,441         937,701         910,810
     Average exercise price per share                     $        8.57   $       10.87   $       10.69

Options outstanding in 2001 were excluded from the computation of loss per share because the Company incurred a loss for that year.

NOTE E: INVESTMENTS

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The shares were acquired in 1998 at a total cost of $12.8 million. A&B is primarily engaged in pawnbrokering, retail jewelry sales and check cashing in England and Wales. The investment is accounted for using the equity method. Since A&B's fiscal year end is June 30, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's fiscal year end of September 30 represents its percentage interest in the results of A&B's operations from July 1 to June 30. The undistributed earnings included in the Company's consolidated accumulated deficit are $1.4 million as of September 30, 2003. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at November 21, 2003, the market value of this investment was approximately $20.9 million, based on the closing market price and foreign currency exchange rate on that date.

Below is summarized financial information for A&B's most recently reported results, converted to U.S. dollars using the foreign exchange rates applicable for each of the dates and time periods indicated:

                                                             As of June 30,
                                                          2002          2003
                                                     ------------   ------------
                                                               ($000's)
     Current assets                                  $     30,061   $     36,145
     Noncurrent assets                                      7,122          8,654
                                                     ------------   ------------
        Total assets                                 $     37,183   $     44,799
                                                     ============   ============

     Current liabilities                             $      3,860   $      3,926
     Noncurrent liabilities                                13,035         16,090
     Equity shareholders' funds                            20,288         24,783
                                                     ------------   ------------
        Total liabilities and stockholders' equity   $     37,183   $     44,799
                                                     ============   ============

                                                             Years ended June 30,
                                                 ------------------------------------------
                                                     2001            2002          2003
                                                 ------------   ------------   ------------
                                                                  ($000's)
Turnover (gross revenues)                        $     20,927   $     25,731   $     32,094
Gross profit                                           14,594         17,656         22,468
Profit after tax (net income) before change in
 accounting policy (a)                                  2,462          3,700          4,827
Profit after tax (net income) after change in
 accounting policy (a)                                  2,462          3,227          4,827

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

At September 30, 2003, the recorded balance of the Company's investment in A&B, accounted for on the equity method, was $14.7 million. The Company's equity in net assets of A&B was $7.2 million. The difference between the recorded balance and the Company's equity in A&B's net assets represents the $7.1 million of unamortized goodwill which resulted from the initial purchase, plus the cumulative difference resulting from A&B's earnings, dividend payments, and translation gain since the date of investment.

In 2000, the Company invested $1.1 million in an internet related start-up company and accounted for it under the cost method. Based on the investee's performance to date, the Company determined at September 30, 2003 that its investment was fully impaired, resulting in a $1.1 million impairment charge recorded in Fiscal 2003.

NOTE F: PROPERTY AND EQUIPMENT

Major classifications of property and equipment were as follows:

                                               September 30,
                                      ----------------------------
                                           2002            2003
                                      ------------    ------------
                                             (In thousands)
Land                                  $        401    $         44
Buildings and improvements                  33,252          33,418
Furniture and equipment                     34,678          36,402
Software                                    20,908          21,141
Construction in progress                       108              56
                                      ------------    ------------
Total                                       89,347          91,061

Less accumulated depreciation              (57,157)        (65,692)
                                      ------------    ------------
                                      $     32,190    $     25,369
                                      ============    ============

NOTE G:  ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

                                                         September 30,
                                                      2002          2003
                                                 ------------   ------------
                                                        (In thousands)
Trade accounts payable                           $      2,923   $      1,948
Accrued payroll and related expenses                    3,909          4,462
Accrued interest                                          889            234
Accrued rent and property taxes                         1,285          1,775
Other accrued expenses                                  2,609          2,682
                                                 ------------   ------------
                                                 $     11,615   $     11,101
                                                 ============   ============

NOTE H:  LONG-TERM DEBT

Long-term debt consisted of:

                                                         September 30,
                                                     2002           2003
                                                 ------------   ------------
                                                        (In thousands)
Note payable to bank under credit agreement      $     42,245       $ 31,000

Less current maturities                                 2,936             --
                                                 ------------   ------------
                                                 $     39,309   $     31,000
                                                 ============   ============


The Company's $42.5 million credit agreement matures March 31, 2005. Availability of funds under the revolving credit facility is tied to loan and inventory balances, and advances are secured by the Company's assets. At September 30, 2003, availability of funds under the Company's credit agreement was $10.8 million. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 250 to 325 basis points or the agent bank's base rate plus 100 to 175 basis points, depending on the leverage ratio computed at the end of each quarter, subject to a minimum rate of 4.5%. At September 30, 2003, the applicable interest rate was 4.5%. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. In addition, payment of dividends is prohibited and additional debt is restricted.

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

The Company has an Incentive Stock Option Plan (the "1991 Plan") under which options to purchase Class A Common Stock were granted to employees until adoption of the EZCORP, Inc 1998 Incentive Plan (the "1998 Plan") discussed below. Options granted under the 1991 Plan were granted at exercise prices equal to or greater than the fair market value of the Class A Common Stock on the date of grant. Grants under the 1991 Plan provide for accelerated vesting upon a change in control of the Company.

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the 1998 Incentive Stock Option Plan (the "1998 Plan"), which provided for the issuance of shares for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving the 1998 Plan, the Compensation Committee resolved that no further options would be granted under any previous plans. The number of shares eligible to be awarded under the 1998 Plan is 1,275,000, and was not increased to 1,955,000 as was disclosed in the Annual Report for the year ended September 30, 2002.

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

On September 17, 2003, the Board of Directors approved the adoption of the EZCORP, Inc. 2003 Incentive Plan (the "2003 Plan"). The 2003 Plan permits grants of the same types of options, SARs and LSARs as the 1991 and 1998 plans and provides for stock option awards of up to 500,000 of the Company's Class A Common Stock. In approving this plan, the Board of Directors resolved that no further options would be granted under the 1998 Plan. As of September 30, 2003, the Company had 102,000 active options outstanding to executive officers (options granted less options canceled due to employee termination) under the 2003 Plan at a price of $6.27. None of these options are vested.

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board, Sterling Brinkley, subject to his acceptance of the stock award agreement. The closing price of the Company's stock on September 17, 2003 was $6.27. The restriction requires that Mr. Brinkley remain employed with the Company through September 17, 2005. The Company also agreed to reimburse Mr. Brinkley for the income tax consequences resulting from the award. These restricted shares are not included in the Summary of Option Plan Activity or Range of Options Outstanding tables below.

Also on September 17, 2003, the Compensation Committee of the Board of Directors approved a grant of 100,000 options to the Chairman of the Board, Sterling Brinkley, exercisable at $6.27 per share. Forty percent of these options vest on September 15, 2004, and 60% vest on September 15, 2005.

In Fiscal 2001, 2002, and 2003, the Compensation Committee of the Board of Directors approved additional grants of options under the 1998 and 2003 Plans at exercise prices ranging from $2.00 to $15.00. Under the 1991 Plan, the 1998 Plan and the 2003 Plan, options typically vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. No options have been exercised pursuant to any Plan. Total options available for grant at September 30, 2003 under the 2003 Plan were 236,000. A summary of the option plans' activity follows:

                         SUMMARY OF OPTION PLAN ACTIVITY

                                          Number         Price Range          Weighted
                                         of Shares        of Shares           Average
                                    ----------------   ---------------   ---------------
Outstanding at September 30, 2000           998,306    $ 2.00 - $21.75   $         10.73
             Granted                        386,800    $ 2.00 - $ 2.41   $          2.01
             Forfeited                     (119,883)   $ 2.00 - $21.75   $          5.10
             Expired                             --                 --                --
             Exercised                           --                 --                --
                                    ---------------    ---------------   ---------------
Outstanding at September 30, 2001         1,265,223    $ 2.00 - $21.75   $          8.60
                                    ---------------    ---------------   ---------------
             Granted                        236,000    $ 2.00 - $ 3.60   $          2.03
             Forfeited                      (49,500)   $ 2.00 - $21.75   $          3.33
             Expired                             --                 --                --
             Exercised                           --                 --                --
                                    ---------------    ---------------   ---------------
Outstanding at September 30, 2002         1,451,723    $ 2.00 - $21.75   $          7.71
                                    ---------------    ---------------   ---------------
             Granted                        876,000    $ 2.30 - $ 6.27   $          3.05
             Forfeited                     (200,030)   $ 2.00 - $13.00   $          3.64
             Expired                        (14,700)            $21.75   $         21.75
             Exercised                           --                 --                --
                                    ---------------    ---------------   ---------------
Outstanding at September 30, 2003         2,112,993    $ 2.00 - $15.00   $          6.13
                                    ---------------    ---------------   ---------------


                          RANGE OF OPTIONS OUTSTANDING

                                                          Weighted                     Exercisable
                                          Weighted         Average                        Shares
                       Number of          Average         Remaining                      Weighted
   Range of              Shares           Exercise       Contractual                    Avg. Exer.
Exercise Prices       Outstanding          Price         Life (Years)   Exercisable      Price
---------------       -----------         -------       -------------   -----------    -----------
$ 2.00-$ 4.24           1,160,520         $  2.48             8.27         267,014       $  2.47
$ 6.27-$ 6.27             139,000         $  6.27             5.33              --       $    --
$10.00-$10.00             516,500         $ 10.00             5.24          63,200       $ 10.00
$12.00-$12.75              68,973         $ 12.34             2.54          68,973       $ 12.34
$13.00-$15.00             228,000         $ 13.99             3.26         148,000       $ 13.85
-------------          ----------         -------             ----         -------       -------
$ 2.00-$15.00           2,112,993         $  6.13             6.61         547,187       $  7.66


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

                                                                               September 30,
                                                                 -----------------------------------------
                                                                     2001          2002            2003
                                                                 -----------    -----------    -----------
Risk-free interest rate                                                 5.50%          2.58%          2.82%
Dividend yield                                                             0%             0%             0%
Volatility factor of the expected market price of the
    Company's common stock                                             1.490           0.99           0.56
Expected life of the options                                         5 years        5 years        5 years
Weighted average fair value of options granted:
    Exercise price greater than market value at date of grant    $      0.99    $      1.19    $      1.47
    Exercise price equal to market value at date of grant        $        --    $      2.32    $      2.33
    Exercise price less than market value on the date of grant   $      2.30    $        --    $        --

Shares of reserved common stock at September 30, 2003, were as follows:

                                                   Class A        Class B
                                                ------------   ------------
Stock compensation plans                           1,971,973             --
Stock warrants                                        23,579          4,074
Conversion of Class B Common Stock                 1,198,990             --
                                                ------------   ------------
                                                   3,194,542          4,074
                                                ============   ============

Pro forma information regarding net income (loss) is presented in Note A.

NOTE J:  INCOME TAXES

The income tax provision (benefit) attributable to continuing operations is as follows:

                                   Years Ended September 30,
                            -------------------------------------
                                2001          2002         2003
                            ----------    ----------   ----------
                                       (In thousands)

Current
     Federal                $       --    $      301   $    3,046
     State                          --            --           --
                            ----------    ----------   ----------
                                    --           301        3,046
Deferred
     Federal                      (142)          993       (4,216)
     State                          --            --           --
                            ----------    ----------   ----------
                            $     (142)   $    1,294   $ (1, 170)
                            ==========    ==========   ==========


The income tax provision (benefit) is included in the financial statements as follows:

                                       Years Ended September 30,
                                -------------------------------------
                                    2001         2002         2003
                                ----------    ---------    ----------
                                           (In thousands)
Continuing operations           $     (142)   $   1,294    $   (1,170)
Cumulative effect of adopting
  a new accounting principle            --           --        (3,111)
                                ----------    ---------    ----------
                                $     (142)   $   1,294    $   (4,281)
                                ==========    ==========   ==========


A reconciliation of income taxes calculated at the statutory rate and the provision (benefit) for income taxes attributable to continuing operations is as follows:

                                                            Years Ended September 30,
                                                 -----------------------------------------------
                                                      2001             2002            2003
                                                 -------------    -------------    -------------
                                                                 (In thousands)
    Income taxes at the federal statutory rate   $        (242)   $       1,189    $       2,458
    State income tax, net of federal benefit                --               --               --
    Change in valuation allowance                           --               --           (3,700)
    Other                                                  100              105               72
                                                 -------------    -------------    -------------
                                                 $        (142)   $       1,294    $      (1,170)
                                                 =============    =============    =============


Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                               2002            2003
                                                          -------------    -------------
                                                                  (In thousands)
Deferred tax liabilities:
   Tax over book amortization                             $       6,210    $       3,962
   Prepaid expenses                                                 199              576
   Other                                                            322               --
                                                          -------------    -------------
Total deferred tax liabilities                                    6,731            4,538

Deferred tax assets:
   Book over tax depreciation                                     6,921            8,481
   Tax over book inventory                                        5,955            5,671
   Accrued liabilities                                              252              480
   Provision for store closings and related charges                  11               --
   Pawn service charge receivable                                 2,271            2,142
   Tax carry-forwards                                               248              248
   Other                                                             --               70
                                                          -------------    -------------
Total deferred tax assets                                        15,658           17,092
                                                          -------------    -------------
Net deferred tax asset                                            8,927           12,554
Valuation allowance                                              (3,700)              --
                                                          -------------    -------------
Net deferred taxes                                        $       5,227    $      12,554
                                                          =============    =============

The Company eliminated the valuation allowance of $3.7 million based on management belief that it is more likely than not that the Company's net deferred tax asset will be realized as a result of expected future taxable income from operations and implementation of certain tax planning strategies, if required.

Substantially all of the Company's operating income was generated from domestic operations during 2002 and 2003. At September 30, 2002 and 2003, the Company has provided deferred income taxes on all undistributed earnings from its foreign unconsolidated affiliate. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2002 and 2003 of approximately $327,000 and $523,000, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

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

The table below summarizes the retainer and expense reimbursements for out-of-pocket expenses paid to Morgan Schiff by the Company during Fiscal 2001, 2002, and 2003 (in $000's):



                                2001           2002            2003
                            ------------   ------------   ------------
Monthly retainer            $         --   $         --   $        367
Expense reimbursements               426            498            400
                            ------------   ------------   ------------
Total                       $        426   $        498   $        767
                            ============   ============   ============

In 1994, the Company loaned the former President and Chief Executive Officer, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. In connection with Mr. Lambiase's separation from the Company in 2000, the maturity date of the loan was extended to the earlier of (a) ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company's stock is equal to or exceeds $6 per share. On September 17, 2003, the Company's stock closed at $6.27. Mr. Lambiase became responsible for interest beginning on September 18, 2003 through December 31, 2003 (payable on December 31, 2003) and for each year until maturity in August 2005. As of September 30, 2003, the amount owed is approximately $729,000 plus accrued interest of approximately $25,400. Any forgiveness of interest and related income tax costs are charged as compensation expense. During Fiscal 2001, 2002, and 2003, the Company recognized compensation expense of $124,000, $49,000, and $72,000, respectively.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company's Class A Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, initially due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.12% for Fiscal 2003 for Mr. Brinkley).

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

NOTE L:  LEASES

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

             (In thousands)
        2004              $   11,712
        2005                   9,753
        2006                   8,291
        2007                   6,560
        2008                   4,401
     Thereafter               25,164
                          ----------
                          $   65,881
                          ==========

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases amount to $10,750 in 2004.

After an initial lease term of generally 5 to 10 years, the Company's lease agreements typically allow renewals in five-year increments. The Company's lease agreements generally include rent escalations throughout the initial lease term. Such rent escalations are included in the above numbers. For financial reporting purposes, the aggregate rentals over the lease term are expensed on a straight-line basis.

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

NOTE M:  EMPLOYMENT AGREEMENTS

As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. Mr. Rotunda's $200,000 loan by the Company was fully forgiven pursuant to its terms as of February 24, 2003.

NOTE N:  401(k) PLAN

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company, in its sole discretion, may match in the form of the Company's Class A Common Stock. Contribution expense related to the plan for 2001, 2002, and 2003 was approximately $89,000, $60,000 and $64,000, respectively.

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

NOTE P:  QUARTERLY INFORMATION (UNAUDITED)

                                                                         Year Ended September 30
                                                           First           Second         Third          Fourth
                                                          Quarter         Quarter        Quarter         Quarter
                                                        ------------    ------------   ------------    ------------
                                                                     (In thousands, except per share amounts)
FISCAL 2003
Total revenues                                          $     53,199    $     53,022   $     46,903    $     53,225
Net revenues                                                  31,879          30,350         27,189          30,831
Net income before cumulative effect of adopting a new
   accounting principle                                        2,285           1,498             53           4,563
Cumulative effect of change in accounting principle           (8,037)             --             --              --
Net income (loss)                                             (5,752)          1,498             53           4,563

Income (loss) per common share, basic
Net income before cumulative effect of adopting a new
   accounting principle                                 $       0.19    $       0.12   $       0.00    $       0.37
Net income (loss)
                                                               (0.47)           0.12           0.00            0.37

Income (loss) per common share, assuming dilution
Net income before cumulative effect of adopting a new
    accounting principle                                $       0.18    $       0.12   $       0.00    $       0.36
Net income (loss)                                              (0.47)           0.12           0.00            0.36

FISCAL 2002

Total revenues                                          $     54,582    $     47,481   $     43,140    $     51,695
Net revenues                                                  31,412          27,661         25,539          27,350
Net income (loss)                                              1,372           1,094           (513)            251

Net income (loss) per share                             $       0.11    $       0.09   $      (0.04)   $       0.02

In the quarter ended September 20, 2003, the Company decreased its valuation allowance placed on its deferred tax asset by $3.7 million based on the Company's improved operating results and outlook for continued earnings growth. This resulted in a $3.7 million decrease to the tax provision for the quarter and had a favorable net income effect of $3.7 million ($0.30 per share). Also during the quarter, the Company recorded a $1.1 million impairment of investment made in 2000 in an internet related start-up. This impairment had an unfavorable effect on net income of $715,000 ($0.06 per share). Excluding these two items, net income for the quarter was $1,578,000 ($0.12 per share).

NOTE Q:  RESTATEMENT OF THE STATEMENTS OF CASH FLOWS

The Statements of Cash Flows for the three years ended September 30, 2003 have been restated to reclassify certain transactions between the operating and investing sections of the Statements of Cash Flows. The Company has reviewed its classification of cash flows arising from the forfeiture and subsequent sale of pawn loan collateral. The Company determined that investing cash flows representing a return of pawn loans receivable which were reported on the dates of loan forfeiture should have been reported on the dates that the forfeited collateral was sold. The previously reported cash flows have been adjusted to remove the non-cash transfer of forfeited collateral from pawn loans to inventory, and to report as a cash flow from investing activities the portion of sales proceeds representing the return of amounts previously loaned. The effect of this adjustment is to decrease cash provided by operating activities and to increase cash flows from investing activities in the amounts of $1.0 million, $1.9 million, and $1.5 million in Fiscal 2001, 2002, and 2003, respectively. The Company also determined that it should have reported its payday loan loss provision as an adjustment to reconcile net income to cash provided by operating activities rather than including it in the net change in payday loans in investing activities. The effect of the adjustment to correct this is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amounts of $1.2 million, $3.1 million, and $3.6 million in Fiscal 2001, 2002, and 2003, respectively. Additionally, the Company previously included renewed pawn loans as both a loan repaid and a loan made. Because a customer need only pay accrued pawn service charges but not the loan principal in order to renew a loan, the Company has restated its statements of cash flows to exclude the principal portion of renewed loans from both loans made and repaid. The effect of this adjustment is to reduce pawn loans made and repaid by $21.9 million, $21.7 million, and $22.7 million in Fiscal 2001, 2002, and 2003, respectively. As pawn loans made and repaid are each reported as investing activities, there was no net effect on operating or investing cash flows as a result of this adjustment.

A summary of the effects of these corrections is as follows:

                                                                   Year Ended September 30, 2001
                                                         ------------------------------------------------
                                                         As Previously
                                                            Reported        Adjustments      As Restated
                                                         --------------    -------------    -------------
                                                                          (in thousands)
Net cash provided by operating activities                 $      11,667    $         250    $      11,917
Net cash provided by (used in) investing activities               8,313             (250)           8,063
Net cash used in financing activities                           (20,920)                          (20,920)
                                                          -------------                     -------------
Change in cash and cash equivalents                                (940)                             (940)
Cash and equivalents at beginning of period                       3,126                             3,126
                                                          -------------                     -------------
Cash and equivalents at end of period                     $       2,186    $          --    $       2,186
                                                          =============    =============    =============


                                                                       Year Ended September 30, 2002
                                                         ------------------------------------------------
                                                         As Previously
                                                            Reported        Adjustments      As Restated
                                                         --------------    -------------    -------------
                                                                          (in thousands)
Net cash provided by operating activities                 $      15,642    $       1,268    $      16,910
Net cash provided by (used in) investing activities               1,611           (1,268)             343
Net cash used in financing activities                           (17,947)                          (17,947)
                                                          -------------                     -------------
Change in cash and cash equivalents                                (694)                             (694)
Cash and equivalents at beginning of period                       2,186                             2,186
                                                          -------------                     -------------
Cash and equivalents at end of period                     $       1,492    $          --    $       1,492
                                                          =============    =============    =============


                                                                       Year Ended September 30, 2003
                                                         ------------------------------------------------
                                                          As Previously
                                                             Reported        Adjustments     As Restated
                                                         --------------    -------------    -------------
                                                                              (in thousands)
Net cash provided by operating activities                  $     13,264    $       2,077    $     15,341
Net cash provided by (used in) investing activities              (1,015)          (2,077)         (3,092)
Net cash used in financing activities                           (11,245)                         (11,245)
                                                          -------------                     ------------
Change in cash and cash equivalents                               1,004                            1,004
Cash and equivalents at beginning of period                       1,492                            1,492
                                                          -------------                     ------------
Cash and equivalents at end of period                     $       2,496    $          --    $      2,496
                                                          =============    =============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.


ITEM 9A. CONTROLS AND PROCEDURES

The Company restated its Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001. For a description of the restatement of the Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on Page 2 of this Form 10-K/A.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003 ("Evaluation Date").

In making this evaluation, we considered matters relating to the restatement of the previously issued Consolidated Statements of Cash Flows and the amendment of related disclosures. The Company determined that a significant deficiency existed in its disclosure controls surrounding the preparation of the Statements of Cash Flows. The Company has taken steps to improve the control processes surrounding the preparation and review of the Statements of Cash Flows. Specifically, key personnel involved in the preparation and review of the Company's financial statements have undertaken research of both authoritative guidance and industry practices in order to improve their understanding of cash flow presentation issues relevant to the consumer finance industry. Management also will institute more rigorous reviews of the elements contained in the Statement of Cash Flows to be certain that it accurately captures only cash items consistent with the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 95 - Statement of Cash Flows ("SFAS 95"), and properly segregates transactions between the different activities presented in the Consolidated Statements of Cash Flows. There were no other significant deficiencies, and therefore there were no other corrective actions taken.

In light of, among other things, the facts and circumstances relating to the restatement, the Chief Executive Officer and Chief Financial Officer concluded the significant deficiency noted above and the restatement itself were not reflective of any material weakness in the disclosure controls and procedures. In support of this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company's restatement of its Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001 is, in substance, only a reclassification of certain items as well as an elimination of certain non-cash items in the Consolidated Statements of Cash Flows, as more fully described in Note Q to the Consolidated Financial Statements. Also, to management's knowledge no investor has expressed to the Company any confusion or uncertainty about the Company's disclosure approach during that period of time.

The reclassification is the result of an interpretation of the Company's business characteristics in relation to generally accepted accounting principles pursuant to the requirements of SFAS 95, which calls for the exclusion of non-cash transactions from the statement of cash flows.

Management assessed the magnitude of any actual or potential misstatement resulting from the changes described above and concluded that the magnitude of any actual or potential misstatement was limited to the classification of certain items in the "Cash Flows from Operating Activities" and "Cash Flows from Investing Activities" sections of the Consolidated Statements of Cash Flows and did not affect any other part of the Consolidated Statements of Cash Flows or any of the Company's other financial statements.

Based upon the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, there were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal controls will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of November 21, 2003 were as follows:

Name                                 Age       Title
----                                 ---       -----
Sterling B. Brinkley(1)              51        Chairman of the Board of Directors
Joseph L. Rotunda(1)(3)              56        President, Chief Executive Officer, and Director
Dan N. Tonissen(1)(3)                53        Senior Vice President, Chief Financial Officer,
                                               Assistant Secretary, and Director
Gary C. Matzner(4)                   55        Director
Mark C. Pickup(2)(4)                 53        Director
Richard D. Sage(2)(4)                63        Director

Robert F. Bloom                      52        Vice President of Operations Administration
Daniel M. Chism                      35        Controller and Assistant Secretary
Robert A. Kasenter                   57        Vice President of Human Resources
John R. Kissick                      61        Vice President of Strategic Development
Connie L. Kondik                     39        Vice President, Secretary, and General Counsel
Michael Volpe                        39        Vice President of Store Operations
Tom B. Young                         54        Vice President and Chief Information Officer

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

Mr. Volpe joined the Company in October 2003 as Vice President of Store Operations. From August 2001 to October 2003, he was a multi-unit manager for Toys "R" Us in the Chicago Area. Prior to that, Mr. Volpe spent ten years in several positions with Montgomery Ward, including the National Director of Hardlines and District Manager positions.

Mr. Young has served as the Chief Information Officer of the Company since May 2000. From 1995 to 1999 he served as the Director of Retail Systems for Cracker Barrel Old Country Stores. Prior to 1995 he served as Director of Systems and Director of Telecommunications for Service Merchandise.

COMMITTEES OF THE BOARD

The Board of Directors held seven meetings during the year ended September 30, 2003. The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 2003 were Mr. Brinkley, Mr. Rotunda, and Mr. Tonissen. The Executive Committee held one formal meeting during Fiscal 2003, and all members attended. The Audit Committee, comprised of Mr. Pickup, Mr. Sage, and Mr. Matzner, held five meetings in Fiscal 2003 that all members attended. All audit committee members are independent directors and are financially literate. Mr. Pickup is an "audit committee financial expert" as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934. The Compensation Committee, comprised of Mr. Pickup and Mr. Sage, held two informal meetings during Fiscal 2003 of which both members attended. All actions taken during the year were by Written Unanimous Consent. The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen. All Fiscal 2003 actions of this committee were by Written Unanimous Consents in lieu of meetings. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.

CODE OF CONDUCT AND ETHICS

The Company has in place a Code of Conduct and Ethics applicable to all employees, as well as the Board of Directors and executive officers. Copies of the Company's Code of Conduct and Ethics are available, free of charge by submitting a written request to EZCORP, Inc., Investor Relations, 1901 Capital Parkway, Austin, Texas 78746 or may be obtained from the Company's website at www.ezcorp.com.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based primarily on statements received from officers and directors and a review of the relevant Forms 3, 4, and 5, all officers, directors, and beneficial owners of more than ten percent of any class of equity securities were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY
The following table sets forth compensation earned for services during Fiscal 2001, 2002, and 2003 by the Company's Chief Executive Officer, and each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (such persons collectively herein referred to as the "Named Executive Officers").

                                                                                               Long Term         All other
                                                         Annual Compensation                  Compensation     Compensation

                                                                                               Restricted
                                                                                              Stock Awards
Name and Principal Position                   Year     Salary($)    Bonus($)     Other($)        ($)(1)           ($)(2)
                                              ----     --------     --------     --------     ------------     ------------
Sterling B. Brinkley                          2001       25,472       87,000       81,605               --            1,669
Chairman of the Board                         2002      260,384       34,486           --               --            1,332
                                              2003      373,365       31,800           --          783,750            1,349

Joseph L. Rotunda                             2001      400,000       78,298       75,852               --            2,622
President, Chief Executive Officer and        2002      437,692      409,680       87,417               --            1,512
Director (3)                                  2003      469,154      538,318       74,812               --            1,475

Dan N. Tonissen                               2001      240,000           --       28,018               --            1,830
Senior Vice President, Chief Financial        2002      249,615       70,875           --               --            1,134
Officer, Assistant Secretary and Director     2003      259,577      102,050           --               --              819

Robert F. Bloom                               2001      161,539           --           --               --            1,179
Vice President                                2002      167,753       41,076           --               --              762
                                              2003      172,789       56,874           --               --              551

Daniel M. Chism                               2001      129,810           --           --               --              313
Controller and Assistant Secretary            2002      133,782       33,475           --               --              626
                                              2003      137,827       39,095           --               --              439

Tom B. Young                                  2001      126,780           --           --               --              590
Vice President and Chief Information          2002      131,803       38,016           --               --              990
Officer (4)                                   2003      135,831       52,360       42,347               --            1,159

(1) On September 17, 2003, Mr. Brinkley was awarded 125,000 shares of restricted Class A Common Stock. The restriction requires Mr. Brinkley to remain employed by the Company until September 17, 2005 at which time the shares will be vested. The closing price of the Company's stock on September 17, 2003 was $6.27. The Company also agreed to reimburse Mr. Brinkley for the income tax consequences of the award. As of September 30, 2003, the market value of these shares was $760,000.

(2) This category includes the value of any life insurance premiums paid on behalf of the named executive.

(3) Mr. Rotunda's Other Annual Compensation includes $45,640 for payment of taxes for Fiscal 2003 and $19,806 for auto allowance plus taxes.

(4)  Mr. Young's Other Annual Compensation is for relocation to Austin, Texas.

EMPLOYMENT AGREEMENTS
As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation. Mr. Rotunda's $200,000 loan by the Company was fully forgiven pursuant to its terms as of February 24, 2003.

INSIDER NOTES
In 1994, the Company loaned the former President and Chief Executive Officer, Vincent Lambiase, $729,000 to purchase 50,000 shares of Class A Common Stock. The loan is shown as a reduction of stockholders' equity in these financial statements. In connection with Mr. Lambiase's separation from the Company in 2000, the maturity date of the loan was extended to the earlier of (a) ten business days following the first day that the closing price for the Company's stock is equal to or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan is forgiven until the first day that the closing price for the Company's stock is equal to or exceeds $6 per share. On September 17, 2003, the Company's stock closed at $6.27. Mr. Lambiase became responsible for interest beginning on September 18, 2003 through December 31, 2003 (payable on December 31, 2003) and for each year until the note matures in August 2005. As of September 30, 2003, the amount owed is approximately $729,000 plus accrued interest of approximately $25,400. Any forgiveness of interest and related income tax costs are charged as compensation expense. During Fiscal 2001, 2002, and 2003, the company recognized compensation expense of $124,000, $49,000, and $72,000 respectively.

In October 1994, the Board of Directors approved agreements that provide incentive compensation to the Chairman, Sterling Brinkley, and Mr. Lambiase, based on growth in the share price of the Company's Class A Common Stock. Each executive was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.12% for Fiscal 2003).

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

Under the $1.5 million loan to Mr. Brinkley, charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $169,000, $63,000, and $58,000 for the years ended September 30, 2001, 2002, and
2003, respectively. In Fiscal 2001, the interest forgiveness and related income tax costs related to Mr. Lambiase's $1.5 million loan were $127,000 and were charged to the Company's restructuring reserve. In Fiscal 2003, only Mr. Brinkley's $1.5 million loan is outstanding.

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


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS


                               Number of        %of Total
                               Securities        Options/                                          Potential Realizable Value
                               Underlying          SARs          Exercise or                        At Assumed Annual Rates of
                                Options/        Granted to          Base                           Stock Price Appreciation for
                                  SARs         Employees in        Price          Expiration              Option Term (2)
Name                          Granted (1)       Fiscal Year        ($/Sh)            Date               5%               10%
----                         --------------   --------------    --------------   --------------   --------------   --------------
Sterling B. Brinkley
Chairman of the Board (3)           100,000               11%   $         6.27        9/17/2013   $      394,317   $      999,277

Joseph L. Rotunda
President, Chief Executive          150,000               17%   $         2.57       10/30/2012   $      176,469   $      509,341
Officer and Director

Dan N. Tonissen
Senior Vice President,              100,000               11%   $         2.57       10/30/2012   $      117,646   $      339,561
Chief Financial Officer,
Assistant Secretary and
Director

Robert F. Bloom
Vice President of                   100,000               11%   $         2.57       10/30/2012   $      117,646   $      339,561
Operations Administration

                               Number of        %of Total
                               Securities        Options/                                          Potential Realizable Value
                               Underlying          SARs          Exercise or                        At Assumed Annual Rates of
                                Options/        Granted to          Base                           Stock Price Appreciation for
                                  SARs         Employees in        Price          Expiration              Option Term (2)
Name                          Granted (1)       Fiscal Year        ($/Sh)            Date               5%               10%
----                         --------------   --------------    --------------   --------------   --------------   --------------
Daniel M. Chism
Controller and Assistant            2,000                0%     $         6.27        9/17/2013   $        7,886   $       19,986
Secretary                           7,000                1%     $         2.57       10/01/2012   $       11,086   $       28,308


Tom B. Young
Vice President and Chief           50,000                6%     $         2.57       10/30/2012   $       58,823   $      169,780
Information Officer

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

(3) Excludes 125,000 shares of restricted stock award granted to Mr. Brinkley on September 17, 2003.

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

                                          Shares                   Number of Securities       Value of Unexercised
                                          Acquired                Underlying Unexercised          In-the-Money
                                             On        Value          Options/SARs at           Options/SARs at
                                          Exercise    Realized          FY-End (#)               FY-End ($)(1)
Name                                        (#)         ($)      Exercisable/Unexercisable  Exercisable/Unexercisable
Sterling B. Brinkley
Chairman of the Board                         --         --          125,000/450,000                         -/-

Joseph L. Rotunda
President, Chief Executive Officer and        --         --          253,334/296,666           $648,003/$798,497
Director

Dan N. Tonissen
Senior Vice President, Chief
Financial Officer, Assistant                  --         --           58,313/216,000           $ 16,320/$416,280
Secretary and Director

Robert F. Bloom
Vice President of Operations                  --         --           14,000/126,000           $ 45,120/$ 98,080
Administration

Daniel M. Chism
Controller and Assistant Secretary            --         --            11,400/19,600           $ 13,872/$ 59,658

Tom B. Young
Vice President and Chief Information          --         --            14,000/76,000           $ 45,120/$273,580
Officer

(1) Values stated are based upon the closing price of $6.08 per share of the Company's Class A Common Stock on The NASDAQ Stock Market on September 30, 2003, the last trading day of the fiscal year.

COMPENSATION PURSUANT TO PLANS

STOCK INCENTIVE PLAN

The Company's 1991 Incentive Stock Option Plan (the "1991 Plan") provides for
(i) the granting of incentive stock options to purchase Class A Common Stock,
(ii) the granting of nonqualified stock options to purchase Class A Common Stock, (iii) the granting of stock appreciation rights ("SARs"), and (iv) the granting of limited stock appreciation rights ("LSARs").

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

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits grants of the same types of options, SARs and LSARs as the 1991 Plan and provides for the issuance of shares for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. The number of shares eligible to be awarded under the 1998 Plan is 1,275,000, and was not increased to 1,955,000 as was disclosed in the Annual Report for the year ended September 30, 2002. As of September 30, 2003, the Company had 1,459,000 active options outstanding to executive officers (options granted less options canceled due to employee termination) under the 1998 Plan at prices ranging from $2.00 to $15.00. Of these options, 304,734 are vested and none have been exercised.

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

On September 17, 2003, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 2003 Incentive Plan (the "2003 Plan"). The 2003 Plan permits grants of the same types of options, SARs and LSARs as the 1991 and 1998 plans and provides for stock option awards of up to 500,000 of the Company's Class A Common Stock. As of September 30, 2003, the Company had 102,000 active options outstanding to executive officers (options granted less options canceled due to employee termination) under the 2003 Plan at a price of $6.27. None of these options are vested.

Also, on September 17, 2003, the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The closing price of the Company's stock on September 17, 2003 was $6.27. The restriction requires that Mr. Brinkley remain employed with the Company through September 17, 2005. The Company also agreed to reimburse Mr. Brinkley for the income tax consequences resulting from the award.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Phillip Ean Cohen indirectly controls the Company through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership ("MS Pawn"), which owns 100% of the Class B Voting Common Stock of the Company. The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of November 21, 2003 for (i) each of the Company's current directors, (ii) each of the Named Executive Officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iv) all current officers and directors as a group.


                                                      Class A Non-Voting           Class B Voting
                                                         Common Stock               Common Stock             Voting
            Name and Addres of the              ----------------------------     ----------------------
              Beneficial Owners(a)                 Number          Percent         Number       Percent     Percent
            ----------------------              ------------       ---------      ---------     -------     -------
MS Pawn Limited Partnership(b)(g)               1,388,857(h)       11.39%(h)      1,194,131       100%       100%
MS Pawn Corporation
Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York 10022

Sterling B. Brinkley(c)                           325,615           2.93%                --        --         --
350 Park Avenue, 8th Floor
New York, New York 10022

Joseph L. Rotunda(d)                              343,500           3.03%                --        --         --
1901 Capital Parkway
Austin, TX 78746

Dan N. Tonissen(e)                                 82,313           0.74%                --        --         --
1901 Capital Parkway
Austin, Texas 78746

Gary Matzner(m)                                       600           0.01%                --        --         --
2601 S. Batshore Dr.
Miami, Florida 33133

Mark C. Pickup(l)                                   5,600           0.05%                --        --         --
6734 Corte Segunda
Martinez, California 94553

Richard D. Sage(n)                                  1,831           0.02%                --        --         --
13636 Deering Bay Drive
Coral Gables, Florida 33158

Robert F. Bloom(i)                                 38,000           0.34%                --        --         --
1901 Capital Parkway
Austin, Texas 78746

Daniel M. Chism(j)                                 15,200           0.14%                --        --         --
1901 Capital Parkway
Austin, Texas 78746

Tom B. Young(k)                                    28,000           0.25%                --        --         --
1901 Capital Parkway
Austin, Texas 78746

All officers and directors as a group(b)(f)       869,459           7.46%                --        --         --

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

(f) Includes 13 persons' options to acquire 656,213 shares of Class A Common Stock at prices ranging from $2.00 to $15.00 per share and warrants to acquire 1,222 Class A Common Stock shares at $6.17 per share.

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

Securities authorized under equity compensation plans as of September 30, 2003, were as follows:

                                                                                 Number of Securities Remaining
                                 Number of Securities                          Available for Future Issuance Under
                                   to be Issued Upon     Weighted Average          Equity Compensation Plans
                                      Exercise of        Exercise Price of     (Excluding Securities Reflected in
                                  Outstanding Options   Outstanding Option                 Column (a))
         Plan Category                    (a)                   (b)                           (c)
Equity compensation plans
approved by security holders         2,112,993              $    6.13                         236,000

Equity compensation plans not
approved by security holders                --                     --                              --
                                     ---------              ---------                       ---------
Total                                2,112,993              $    6.13                         236,000
                                     =========              =========                       =========

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

The table below summarizes the retainer and expense reimbursements for out-of-pocket expenses paid to Morgan Schiff by the Company during Fiscal 2001, 2002, and 2003 (in $000's):

                                                 2001         2002         2003
                                                ------       ------       ------
Monthly retainer                                $   --       $   --       $  367
Expense reimbursements                             426          498          400
                                                ------       ------       ------
Total                                           $  426       $  498       $  767
                                                ======       ======       ======


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has paid the following fees to Ernst & Young LLP for services provided during the years ended September 30, 2002 and 2003:


                                                        Years Ended September 30,
                                                        -------------------------
                                                           2002           2003
                                                         --------       --------
Audit fees                                               $258,000       $263,000
Audit related fees                                             --          7,000
Tax fees:
      Tax compliance                                       45,000         75,000
      Tax consulting                                       34,190         44,010
      Assistance with IRS exam                             71,120         82,835
All other fees                                              2,480          3,500
                                                         --------       --------
Total fees for services                                  $410,790       $475,345
                                                         ========       ========

The Audit Committee of the Company's Board of Directors has adopted a policy of pre-approving all fees to be paid to the Company's independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

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

                          EZCORP, INC. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION ACCOUNTS
                                  (In millions)

                                                                                     ADDITIONS
                                                                              ------------------------
                                                                 Balance at                                            Balance
                                                                  Beginning   Charged to    Charged to                   at End
Description                                                       of Period    Expense     Other Accts   Deductions    of Period
-----------                                                      ----------   ----------   -----------   ----------    ---------
Allowance for valuation of inventory:

Year ended September 30, 2001 ..............................       $  2.2       $  0.2        $   --       $  1.3       $  1.1
                                                                   ------       ------        ------       ------       ------
Year ended September 30, 2002 ..............................          1.1          0.6            --           --          1.7
                                                                   ------       ------        ------       ------       ------
Year ended September 30, 2003 ..............................       $  1.7       $  0.1        $   --       $   --       $  1.8
                                                                   ------       ------        ------       ------       ------

Allowance for uncollectible pawn service charges receivable:

Year ended September 30, 2001 ..............................       $  5.7       $  0.3        $   --       $   --       $  6.0
                                                                   ------       ------        ------       ------       ------
Year ended September 30, 2002 ..............................          6.0          0.7            --           --          6.7
                                                                   ------       ------        ------       ------       ------
Year ended September 30, 2003 ..............................       $  6.7       $ (0.4)       $   --       $   --       $  6.3
                                                                   ------       ------        ------       ------       ------

Allowance for losses on payday loans:

Year ended September 30, 2001 ..............................       $   --       $  1.2        $   --       $  1.1       $  0.1
                                                                   ------       ------        ------       ------       ------
Year ended September 30, 2002 ..............................          0.1          3.1            --          3.1          0.1
                                                                   ------       ------        ------       ------       ------
Year ended September 30, 2003 ..............................       $  0.1       $  3.6        $   --       $  3.5       $  0.2
                                                                   ------       ------        ------       ------       ------

Allowance for valuation of deferred tax assets:

Year ended September 30, 2001 ..............................       $  3.7       $   --        $   --       $   --       $  3.7
                                                                   ------       ------        ------       ------       ------
Year ended September 30, 2002 ..............................          3.7           --            --           --          3.7
                                                                   ------       ------        ------       ------       ------
Year ended September 30, 2003 ..............................       $  3.7       $ (3.7)       $   --       $   --       $   --
                                                                   ------       ------        ------       ------       ------

LISTING OF EXHIBITS

See Exhibit Index immediately following signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

November 24, 2004

By:  /s/ Joseph L. Rotunda
    ------------------------------------
    (Joseph L. Rotunda)
    (President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature                                  Title                                    Date

 /s/ Sterling B. Brinkley                    Chairman of the Board                      November 24, 2004
----------------------------------
     Sterling B. Brinkley


 /s/ Joseph L. Rotunda                       President, Chief Executive                 November 24, 2004
----------------------------------           Officer & Director
     Joseph L. Rotunda                       (Principal Executive Officer)


/s/ Dan N. Tonissen                          Senior Vice President, Chief               November 24, 2004
----------------------------------           Financial Officer, Assistant Secretary
    Dan N. Tonissen                          & Director (Principal Financial and
                                             Accounting Officer)


/s/ Gary C. Matzner                          Director                                   November 24, 2004
----------------------------------
    Gary C. Matzner


/s/ Richard D. Sage                          Director                                   November 24, 2004
----------------------------------
    Richard D. Sage


                                  EXHIBIT INDEX

                                                     Page Number if         Incorporated by
Number                Description                     Filed herein            Reference to
------                -----------                     ------------            ------------
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

10.6         Guaranty Agreement executed by                             Exhibit 10.6 to Registrant's Annual
             EZPAWN Texas, Inc. (substantially the same                 Report on Form 10-K for the year ended
             agreement also was executed by EZPAWN                      September 30, 1992 (File No. 0-19424)
             Oklahoma, Inc.; EZPAWN Mississippi, Inc.;
             EZPAWN Arkansas, Inc.; EZPAWN Colorado,
             Inc.; EZPAWN Alabama, Inc.; EZPAWN
             Tennessee, Inc.; and Houston Financial
             Corporation).

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

10.52        Omitted                                                    N/A

10.53        Omitted                                                    N/A

10.54        Omitted                                                    N/A

10.55        Omitted                                                    N/A

10.56        Omitted                                                    N/A

10.57        Omitted                                                    N/A


10.58        Omitted                                                    N/A

10.59        Omitted                                                    N/A

10.60        Loan Agreement between Sterling B.                         Exhibit 10.60 to Registrant's Annual
             Brinkley and the Company dated                             Report on Form 10-K for the year
             October 7, 1994 (an identical document                     ended September 30, 1995 (File
             exists with respect to                                     No. 0-19424)
             Vincent A. Lambiase).

10.61        Promissory Note between Sterling                           Exhibit 10.61 to Registrant's Annual
             B. Brinkley and the Company in the                         Report on Form 10-K for the year
             original principal amount of                               ended September 30, 1995 (File
             $1,500,000 attached thereto (an                            No. 0-19424)
             identical document exists with respect
             to Vincent A. Lambiase).


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
             Texas, N.A. as Agent, re: Revolving Credit
             Loan.



10.74        Third Amendment to Amended and Restated                    Form 10-Q for the quarter ended June 30,
             Loan Agreement between the Company and                     1996
             Wells Fargo Bank (Texas), N.A. as Agent,                   (File No. 0-19424)
             re: Revolving Credit Loan.

10.75        Fourth Amendment to Amended and Restated                   Form 10-Q for the quarter ended March
             Loan Agreement between the Company and Wells               31, 1998
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

10.78        First Amendment to Credit Agreement                        Exhibit 10.78 to Registrant's Annual
             Between the Company and Wells Fargo Bank                   Report on Form 10-K for the year
             (Texas), N.A., as Agent and Issuing Bank,                  Ended September 30, 1999 (File
             re: $110 million Revolving Credit Loan.                    No. 0-19424)

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


10.84        Second Amendment to Amended and Restated                   Exhibit 10.84 to Registrant's Annual
             Credit Agreement between the Company and                   Report on Form 10-K for the year ended
             Wells Fargo Bank, N.A., as Agent and                       September 30, 2001
             Issuing Bank, re:  $85 million Credit                      (File No. 0-19424)
             Facility.

10.85        Third Amendment to Amended and Restated                    Exhibit 10.85 to Registrant's Annual
             Credit Agreement between the Company and                   Report on Form 10-K for the year ended
             Wells Fargo Bank, N.A., as Agent and                       September 30, 2001
             Issuing Bank, re:  $85 million Credit                      (File No. 0-19424)
             Facility.

10.86        Fourth Amendment to Amended and Restated                   Exhibit 10.86 to Registrant's Current
             Credit Agreement between the Company and                   Report on Form 8-K dated September 30,
             Wells Fargo Bank, N.A., as Agent and                       2002
             Issuing Bank, re:  $85 million Credit                      (File No. 0-19424)
             Facility.

10.87        Second Amended and Restated Credit                         Exhibit 10.87 to Registrant's Current
             Agreement between the Company and Wells                    Report on Form 8-K dated October 30,
             Fargo Bank Texas, N.A., as Agent and                       2002
             Issuing Bank, re: re-syndication of Credit                 (File No. 0-19424)
             Facility, with a maturity date of March 31,
             2005.

10.88        EZCORP, Inc. 2003 Incentive Plan. *                        N/A

20.1         Independent Auditors' Report to the                        N/A
             Shareholders of Albemarle & Bond Holdings
             PLC. *

21.1         Subsidiaries of Registrant.*                               N/A

23.1         Consent of Independent Auditors.*                          N/A

31.1         Certification of Chief Executive Officer                   N/A
             Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002. *

31.2         Certification of Chief Financial Officer                   N/A
             Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002. *

32.1         Certification of Chief Executive Officer                   N/A
             Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002. *

32.2         Certification of Chief Financial Officer                   N/A
             Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002. *

-------------

* Filed herewith.