Form 10-Q/A
period 2003-12-31
EZCORP INC
filed 2004-11-26
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                  TO
                                ---------------    ----------------

                        COMMISSION FILE NUMBER 000-19424
                                               ---------

                         -------------------------------

                                  EZCORP, INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                 74-2540145
             --------------                            -------------
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

                                       NA
                                     ------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
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

================================================================================

================================================================================



                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 filed on February 9, 2004 (our "Original Filing"). EZCORP, Inc. (the "Company") has filed this Amendment to correct the classification of certain transactions presented in the Statements of Cash Flows in our Original Filing. The net effect of the reclassifications in each period presented is to increase operating cash flows, while decreasing investing cash flows by an equal and offsetting amount. These changes were identified during the course of the Company preparing its response to a comment letter from the U.S. Securities and Exchange Commission regarding our Annual Report on Form 10-K for the year ended September 30, 2003, as well as filings of other registrants in our industry.

A description of these reclassifications and a summary showing their effect on the restated Statements of Cash Flows is provided in Note J to the Condensed Consolidated Financial Statements. This Amendment also includes corresponding textual changes in the Liquidity and Capital Resources section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, an update to related information in Item 4, Controls and Procedures, and updated officer certifications required to be currently dated. This Amendment has no effect on the Condensed Consolidated Balance Sheets or Statements of Operations, and more specifically, does not affect net income
(loss), earnings (loss) per share, total cash flows, current assets, total assets, current liabilities, total stockholders' equity or any other information as presented in our Original Filing.

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



================================================================================

                                  EZCORP, INC.
                              INDEX TO FORM 10-Q/A

                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

               Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 2003, December 31, 2002 and
                  September 30, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

                  Condensed Consolidated Statements of Operations for the Three Months Ended December 31,
                  2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31,
                  2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

                  Notes to Interim Condensed Consolidated Financial Statements  . . . . . . . . . . . . .       4


               Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

               Item 3. Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . .       16

               Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17


PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

               Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .       19


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21

CERTIFICATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

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
                                                                                 =========       =========      =========



           See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                    -------------------------
                                                                                       2003           2002
                                                                                    ---------      ----------
                                                                                    (In thousands, except per
                                                                                          share amounts)
Revenues:
       Sales                                                                         $ 33,555       $ 34,198
       Pawn service charges                                                            15,552         15,634
       Payday loan service charges                                                      4,861          3,077
       Other                                                                              346            290
                                                                                     --------       --------
                  Total revenues                                                       54,314         53,199

Cost of goods sold                                                                     19,273         21,320
                                                                                     --------       --------
                  Net revenues                                                         35,041         31,879

Operating expenses:
       Operations                                                                      22,616         21,444
       Administrative                                                                   5,862          4,297
       Depreciation and amortization                                                    1,915          2,267
                                                                                     --------       --------
                  Total operating expenses                                             30,393         28,008
                                                                                     --------       --------
Operating income                                                                        4,648          3,871

Interest expense, net                                                                     448            657
Equity in net income of unconsolidated affiliate                                        (365)          (302)
                                                                                     --------       --------

Income before income taxes and cumulative effect of adopting a new
     accounting principle                                                               4,565          3,516
Income tax expense                                                                      1,575          1,231
                                                                                     --------       --------
Income before cumulative effect of adopting a new accounting principle                  2,990          2,285

Cumulative effect of adopting a new accounting principle, net of tax                       --        (8,037)
                                                                                     --------       --------
Net income (loss)                                                                    $  2,990       $(5,752)
                                                                                     ========       ========


Income (loss) per common share - basic:
  Income before cumulative effect of adopting a new accounting
  principle                                                                          $   0.25       $   0.19
  Cumulative effect of adopting a new accounting principle, net of tax               $     --       $ (0.66)
                                                                                     --------       --------

  Net income (loss)                                                                  $   0.25       $ (0.47)
                                                                                     ========       ========
Income (loss) per common share - assuming dilution:
  Income before cumulative effect of adopting a new accounting
  principle                                                                          $   0.23       $   0.18
  Cumulative effect of adopting a new accounting principle, net of tax               $     --       $ (0.65)

  Net income (loss)                                                                  $   0.23       $ (0.47)
                                                                                     ========       ========
Weighted average shares outstanding:
       Basic                                                                           12,188         12,167
       Assuming dilution                                                               12,847         12,361


     See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Three Months Ended
                                                                                             December 31,
                                                                                       ------------------------
                                                                                          2003          2002
                                                                                       ---------      ---------
                                                                                              Restated
                                                                                           (In thousands)
Operating Activities:
       Net income (loss)                                                               $  2,990       $(5,752)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of adopting a new accounting principle                           --          8,037
          Depreciation and amortization                                                   1,915          2,267
          Payday loan loss provision                                                      1,558            939
          Deferred compensation expense                                                      98              2
          Income from investment in unconsolidated affiliate                              (365)          (302)
          Changes in operating assets and liabilities:
                Service charges receivable, net                                         (1,014)          (847)
                Inventory                                                                  (21)            258
                Notes receivable from related parties                                        --             17
                Prepaid expenses, other current assets, and other assets, net           (1,560)          2,061
                Accounts payable and accrued expenses                                   (1,264)          (779)
                Customer layaway deposits                                                 (117)          (433)
                Deferred gains and other long-term liabilities                             (90)           (95)
                Deferred taxes                                                               --        (3,139)
                Federal income taxes                                                      1,340          1,221
                                                                                       --------       --------

                Net cash provided by operating activities                                 3,470          3,455

Investing Activities:
       Pawn loans made                                                                 (38,896)       (39,668)
       Pawn loans repaid                                                                 21,228         21,742
       Recovery of pawn loan principal through sale of forfeited collateral              16,492         18,613
       Payday loans made                                                               (11,123)        (6,236)
       Payday loans repaid                                                                7,512          4,586
       Additions to property and equipment                                              (1,227)          (495)
                                                                                       --------       --------

                Net cash used in investing activities                                   (6,014)        (1,458)

Financing Activities:
       Net proceeds (payments) on bank borrowings                                         1,450        (2,936)
                                                                                       --------       --------

                Net cash provided by (used in) financing activities                       1,450        (2,936)
                                                                                       --------       --------

Change in cash and equivalents                                                          (1,094)          (939)

Cash and equivalents at beginning of period                                               2,496          1,492
                                                                                       --------       --------
Cash and equivalents at end of period                                                  $  1,402       $    553
                                                                                       ========       ========


Non-cash Investing and Financing Activities:
       Pawn loans forfeited and transferred to inventory                               $ 19,243       $ 20,460
       Foreign currency translation adjustment                                         $     79       $    115




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

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                                                    Three Months Ended
                                                                                                       December 31,
                                                                                                -------------------------
                                                                                                   2003            2002
                                                                                                -------------------------
Numerator
           Income before cumulative effect of adopting a new accounting principle               $  2,990         $  2,285
           Cumulative effect of adopting a new accounting principle, net of tax                       --           (8,037)
                                                                                                --------         --------

           Net income (loss)                                                                    $  2,990         $ (5,752)
Denominator                                                                                     ========         ========
           Denominator for basic earnings per share:  weighted average shares                     12,188           12,167
           Effect of dilutive securities:
                   Warrants and options                                                              659              194
                                                                                                --------         --------

           Dilutive potential common shares                                                          659              194
                                                                                                --------         --------

           Denominator for diluted earnings per share: adjusted weighted average shares
           and assumed conversions                                                                12,847           12,361
                                                                                                ========         ========
           Basic earnings (loss) per share                                                      $   0.25         $  (0.47)
                                                                                                ========         ========
           Diluted earnings (loss) per share                                                    $   0.23         $  (0.47)
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



                                                                                                       Three Months Ended
                                                                                                          December 31,
                                                                                                -----------------------------
                                                                                                     2003             2002
                                                                                                -----------------------------
Total options outstanding
           Weighted average shares subject to options                                             2,134,420         1,961,383
           Average exercise price per share                                                     $      6.13      $       6.32

Anti-dilutive options outstanding
           Weighted average shares subject to options                                               812,563           933,618
           Average exercise price per share                                                     $     11.31      $      10.77


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

The Company's pro forma results are as follows:


                                                                               Three Months Ended
                                                                                  December 31,
                                                                    ----------------------------------------
                                                                           2003                 2002
                                                                    (In thousands, except per share amounts)
                                                                    ----------------------------------------
Net income (loss), as reported                                            $   2,990          $  (5,752)
Add: stock based employee compensation expense included in
     reported net income (loss), net of related tax effects                      99                  1
Deduct:  total stock-based employee compensation expense
     determined under fair value based method for all awards, net
     of related tax effects                                                    (257)              (129)
                                                                          ---------          ---------
Pro forma net income (loss)                                               $   2,832          $  (5,880)
                                                                          =========          =========
Earnings (loss) per share - basic:
     As reported                                                          $    0.25          $   (0.47)
     Pro forma                                                            $    0.23          $   (0.48)

Earnings (loss) per share - assuming dilution:
     As reported                                                          $    0.23          $   (0.47)
     Pro forma                                                            $    0.22          $   (0.48)




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

NOTE I: CHANGE IN ACCOUNTING PRINCIPLE -- GOODWILL AND OTHER INTANGIBLE ASSETS

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

At each balance sheet date presented above, the balance of pawn licenses -- the only major class of indefinite lived intangible assets at each of these dates -- was $1.5 million.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:



                               December 31, 2003              December 31, 2002             September 30, 2003
                           Carrying      Accumulated      Carrying      Accumulated     Carrying      Accumulated
                            Amount      Amortization       Amount      Amortization      Amount       Amortization
                            --------------------------------------------------------------------------------------
                                                              (In thousands)

License application
  fees                      $  742        $  569          $  742          $  538          $  742         $  561
Real estate finders'
  fees                         554           257             554             220             554            249
Non-compete agreements

                               388           223             388             204             388            219
                            ------        ------          ------          ------          ------         ------
Total                       $1,684        $1,049          $1,684          $  962          $1,684         $1,029
                            ======        ======          ======          ======          ======         ======




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

NOTE J:  RESTATEMENT OF THE STATEMENTS OF CASH FLOWS

In addressing comments from the staff of the Securities and Exchange Commission, the Company restated its Condensed Consolidated Statements of Cash Flows to reclassify certain transactions between the operating and investing sections of the Statements of Cash Flows. The Company has reviewed its classification of cash flows arising from the forfeiture and subsequent sale of pawn loan collateral. The Company determined that investing cash flows representing a return of pawn loans receivable which were reported on the dates of loan forfeiture should have been reported on the dates that the forfeited collateral was sold. The previously reported cash flows have been adjusted to remove the non-cash transfer of forfeited collateral from pawn loans to inventory, and to report as a cash flow from investing activities the portion of sales proceeds representing the return of amounts previously loaned. The effect of this adjustment is to increase cash provided by operating activities and to decrease cash flows from investing activities in the amounts of $2.8 million and $1.8 million in the quarters ended December 31, 2003 and 2002, respectively. The Company also determined that it should have reported its payday loan loss provision as an adjustment to reconcile net income to cash provided by operating activities rather than including it in the net change in payday loans in investing activities. The effect of the adjustment to correct this is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amounts of $1.6 million and $0.9 million in the quarters ended December 31, 2003 and 2002, respectively. Additionally, the Company previously included renewed pawn loans as both a loan repaid and a loan made. Because a customer need only pay accrued pawn service charges but not the loan principal in order to renew a loan, the Company has restated its statements of cash flows to exclude the principal portion of renewed loans from both loans made and repaid. The effect of this adjustment is to reduce pawn loans made and repaid by $6.1 million and $5.8 million in the quarters ended December 31, 2003 and 2002, respectively. As pawn loans made and repaid are each reported as investing activities, there was no net effect on operating or investing cash flows as a result of this adjustment.

A summary of the effects of these corrections is as follows:



                                                                   Three Months Ended December 31, 2003
                                                              As Previously
                                                                Reported        Adjustments      As Restated
                                                                --------        -----------      -----------
                                                                              (in thousands)
Net cash provided by (used in) operating activities            $  (839)          $ 4,309           $ 3,470
Net cash used in investing activities                           (1,705)           (4,309)           (6,014)
Net cash provided by financing activities                        1,450                --             1,450
                                                               -------                             -------
Change in cash and cash equivalents                             (1,094)               --            (1,094)
Cash and equivalents at beginning of period                      2,496                --             2,496
                                                               -------           -------           -------
Cash and equivalents at end of period                          $ 1,402           $    --           $ 1,402
                                                               =======           =======           =======







                                                                   Three Months Ended December 31, 2002
                                                              As Previously
                                                                Reported        Adjustments      As Restated
                                                                --------        -----------      -----------
                                                                              (in thousands)
Net cash provided by operating activities                      $   669           $ 2,786           $ 3,455
Net cash provided by (used in) investing activities              1,328            (2,786)           (1,458)
Net cash used in financing activities                           (2,936)               --            (2,936)
                                                               -------           -------           -------
Change in cash and cash equivalents                               (939)               --              (939)
Cash and equivalents at beginning of period                      1,492                --             1,492
                                                               -------           -------           -------
Cash and equivalents at end of period                          $   553           $    --           $   553
                                                               =======           =======           =======


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

First Quarter Ended December 31, 2003 vs. First Quarter Ended December 31, 2002

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended December 31, 2003 and 2002 ("Fiscal 2004 Quarter" and "Fiscal 2003 Quarter," respectively):



                                                                    Three Months Ended                % or
                                                                      December 31, (a)               Point
                                                                   2003            2002             Change(b)
                                                                   ------------------------------------------
Net revenues:
           Sales                                                   $33,555       $34,198            (1.9)%
           Pawn service charges                                     15,552        15,634            (0.5)%
           Payday loan service charges                               4,861         3,077             58.0%
           Other                                                       346           290             19.3%
                                                                   -------       -------
                  Total revenues                                    54,314        53,199              2.1%
           Cost of goods sold                                       19,273        21,320            (9.6)%
                                                                   -------       -------
                  Net revenues                                     $35,041       $31,879              9.9%
                                                                   =======       =======
Other data:

           Gross margin                                               42.6%         37.7%         4.9 pts.
           Average annual inventory turnover                           2.4x          2.5x           (0.1)x
           Average inventory per pawn location at quarter end      $   116       $   120            (3.3)%
           Average pawn loan balance per pawn location at          $   166       $   167            (0.6)%
             quarter end
           Average yield on pawn loan portfolio                        132%          130%           2 pts.
           Pawn loan redemption rate                                    76%           75%            1 pt.
Expenses and income as a percentage of net revenues (%):
           Store operating                                            64.5          67.3        (2.8) pts.
           Administrative                                             16.7          13.5          3.2 pts.
           Depreciation and amortization                               5.5           7.1        (1.6) pts.
           Interest, net                                               1.3           2.1        (0.8) pts.
           Income before income taxes and cumulative effect           13.0          11.0          2.0 pts.
           Income before cumulative effect                             8.5           7.2          1.3 pts.

Stores in operation:
           Beginning of period                                         284           280
           New openings                                                 19             -
           Sold, combined or closed                                      -             -
                                                                   -------       -------

           End of period                                               303           280
                                                                   =======       =======

Average number of stores during the period                             293           280
                                                                   =======       =======




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




                                                                            Quarter Ended December 31,
                                                                               2003           2002
                                                                             -------        -------
                                                                              (Dollars in millions)
Merchandise sales                                                            $  31.1        $  31.5
Jewelry scrapping sales                                                          2.5            2.7
                                                                             -------        -------
Total sales                                                                     33.6           34.2


Gross profit on merchandise sales                                            $  13.5        $  12.9
Gross profit on jewelry scrapping sales                                          0.8            0.0

Gross margin on merchandise sales                                               43.4%          40.7%
Gross margin on jewelry scrapping sales                                         32.2%           1.0%
Overall gross margin                                                            42.6%          37.7%



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

Payday loan data are as follows:



                                                                            Quarter Ended December 31,
                                                                               2003           2002
                                                                             -------        -------
                                                                              (Dollars in thousands)
Service charge revenue                                                       $ 4,861        $ 3,077
Bad debt (included in operating expense)                                      (1,558)          (939)
Other direct expenses (included in operating expense)                           (281)          (358)
Collection and call center costs (included in administrative expense)           (183)          (143)
                                                                             -------        -------
Contribution to operating income                                             $ 2,839        $ 1,637
                                                                             =======        =======

Average payday loan balance outstanding during quarter                       $ 4,451        $ 2,501
Payday loan balance at end of quarter                                        $ 5,683        $ 3,037
Average loan balance per participating location at end of quarter            $  22.7        $  13.3
Participating locations at end of quarter (whole numbers)                        250            229
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                   5.6%           5.6%



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

LIQUIDITY AND CAPITAL RESOURCES

Certain transactions presented in the restated Statements of Cash Flows for the quarters ended December 31, 2003 and 2002 have been reclassified between certain sections of the Statements of Cash Flows. A summary of these reclassifications showing their effect on the restated Statements of Cash Flows is provided in Note J to the Condensed Consolidated Financial Statements.

In both the Fiscal 2004 Quarter and the Fiscal 2003 Quarter, the Company's operating activities produced $3.5 million. Cash from the sale of inventory (less the portion representing a recovery of pawn loan principal) increased $1.8 million in the Fiscal 2004 Quarter and payday loan service charges collected increased $1.5 million due primarily to the growth in the underlying loan portfolio. Largely offsetting these increases in cash flows was the payment of $0.7 million to settle previously accrued workers' compensation claims and $0.8 million of payroll taxes related to the restricted stock award discussed above. Among other smaller changes, the Company also paid $0.4 million more in incentive compensation than it did in the Fiscal 2003 Quarter and used $0.3 million more in the Fiscal 2004 Quarter for the direct purchase of customers' merchandise. Pawn service charges collected in cash were approximately equal in each of the quarters presented.

The Company used $6.0 million of cash for investing activities during the Fiscal 2004 Quarter, consisting of $3.6 million invested in payday loans net of repayments, $1.2 million invested in pawn loans net of repayments and recovery through the sale of forfeited collateral, and $1.2 million in property and equipment. The investing activities were funded through $3.5 million of cash flows from operating activities, $1.1 million of cash on hand, and bank borrowings of $1.5 million.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:



                  Operating Lease        Revolving
                    Obligations       Credit Facility          Total
                  ---------------     ---------------        --------
                                      (in thousands)
     2004            $ 11,995            $     --            $ 11,995
     2005              10,156              32,450              42,606
     2006               8,706                  --               8,706
     2007               6,954                  --               6,954
     2008               4,788                  --               4,788
     Thereafter        25,220                  --              25,220
                     --------            --------            --------
     Total           $ 67,819            $ 32,450            $100,269
                     ========            ========            ========


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

DISCLOSURE AND INTERNAL CONTROLS

Based on an assessment of the effectiveness of the Company's disclosure controls and procedures, accounting policies, and the underlying judgments and uncertainties affecting the application of those policies and procedures, management believes that the Company's condensed consolidated financial statements provide a meaningful and fair perspective of the Company in all material respects. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. Management identified no significant deficiencies or material weaknesses in internal controls, but did identify and take corrective action related to a significant deficiency in its disclosure controls and procedures surrounding the preparation of its Condensed Consolidated Statements of Cash Flows, as more thoroughly discussed in Item 4, "Controls and Procedures" below. Other risk factors, such as those discussed elsewhere in this interim report as well as changes in business strategies, could adversely impact the consolidated financial position, results of operations, and cash flows in future periods.


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


ITEM 4.  CONTROLS AND PROCEDURES

The Company restated its Condensed Consolidated Statements of Cash Flows for the quarter ended December 31, 2003 and the years ended September 30, 2003, 2002 and 2001. For a description of the restatement of the Condensed Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on the second page of this Form 10-Q/A.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003 ("Evaluation Date").

In making this evaluation, we considered matters relating to the restatement of the previously issued Consolidated Statements of Cash Flows and the amendment of related disclosures. The Company determined that a significant deficiency existed in its disclosure controls surrounding the preparation of the Statements of Cash Flows. The Company has taken steps to improve the control processes surrounding the preparation and review of the Statements of Cash Flows. Specifically, key personnel involved in the preparation and review of the Company's financial statements have undertaken research of both authoritative guidance and industry practices in order to improve their understanding of cash flow presentation issues relevant to the consumer finance industry. Management also will institute more rigorous reviews of the elements contained in the Statement of Cash Flows to be certain that it accurately captures only cash items consistent with the requirements of the Financial Accounting Standards Board's

Statement of Financial Accounting Standards No. 95 -- Statement of Cash Flows ("SFAS 95"), and properly segregates transactions between the different activities presented in the Consolidated Statements of Cash Flows. There were no other significant deficiencies, and therefore there were no other corrective actions taken.

In light of, among other things, the facts and circumstances relating to the restatement, the Chief Executive Officer and Chief Financial Officer concluded the significant deficiency noted above and the restatement itself were not reflective of any material weakness in the disclosure controls and procedures. In support of this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company's restatement of its Consolidated Statements of Cash Flows for the quarter ended December 31, 2003 and the years ended September 30, 2003, 2002 and 2001 is, in substance, only a reclassification of certain items as well as an elimination of certain non-cash items in the Consolidated Statements of Cash Flows, as more fully described in Note J to the Condensed Consolidated Financial Statements. Also, to management's knowledge no investor has expressed to the Company any confusion or uncertainty about the Company's disclosure approach during that period of time.

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

                    31.1      Certification of Chief Executive Officer Pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002

                    31.2      Certification of Chief Financial Officer Pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002

                    32.1      Certification of Chief Executive Officer Pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002

                    32.2      Certification of Chief Financial Officer Pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002







      (b)       Reports on Form 8-K
                 Filing       Date         Item Reported                    Information Reported
                --------     -------       -------------                    --------------------

                   8-K       1/19/04         Item 12 --      Quarterly earnings announcement and related press
                                             Results of      release.
                                           Operations and
                                             Financial
                                             Condition


                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           EZCORP, INC.
                                                           (Registrant)



Date:   November 24, 2004                            By:/s/ DAN N. TONISSEN
                                                        ----------------------
                                                            (Signature)

                                                     Dan N. Tonissen
                                                     Senior Vice President,
                                                     Chief Financial Officer &
                                                     Director

                                  EXHIBIT INDEX


                 Exhibit                                                    Incorporated by
                 Number                 Description                           Reference to       Page
                 -------                -----------                         ---------------      ----

                   31.1      Certification of Chief Executive                                     22
                             Officer Pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002

                   31.2      Certification of Chief Financial                                     23
                             Officer Pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002

                   32.1      Certification of Chief Executive                                     24
                             Officer Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

                   32.2      Certification of Chief Financial                                     25
                             Officer Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002
