Form 10-Q/A
period 2004-03-31
EZCORP INC
filed 2004-11-26
CIK 876523

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 10, 2004 (our "Original Filing"). EZCORP, Inc. (the "Company") has filed this Amendment to correct the classification of certain transactions presented in the Statements of Cash Flows in our Original Filing. The net effect of the reclassifications in the six-month period ended March 31, 2004 is to increase operating cash flows, while decreasing investing cash flows by an equal and offsetting amount. The net effect of the reclassifications in the six-month period ended March 31, 2003 is to decrease operating cash flows, while increasing investing cash flows by an equal and offsetting amount. These changes were identified during the course of the Company preparing its response to a comment letter from the U.S. Securities and Exchange Commission regarding our Annual Report on Form 10-K for the year ended September 30, 2003, as well as filings of other registrants in our industry.

A description of these reclassifications and a summary showing their effect on the restated Statements of Cash Flows is provided in Note K to the Condensed Consolidated Financial Statements. This Amendment also includes corresponding textual changes in the Liquidity and Capital Resources section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, an update to related information in Item 4, Controls and Procedures, and updated officer certifications required to be currently dated. This Amendment has no effect on the Condensed Consolidated Balance Sheets or Statements of Operations, and more specifically, does not affect net income
(loss), earnings (loss) per share, total cash flows, current assets, total assets, current liabilities, total stockholders' equity or any other information as presented in our Original Filing.

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

                                  EZCORP, INC.
                              INDEX TO FORM 10-Q/A


                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION

             Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 2004, March 31,
               2003 and September 30, 2003 . . . . . . . . . . . . . . . . . . . . . .     1

               Condensed Consolidated Statements of Operations for the Three Months
               and Six Months Ended March 31, 2004 and 2003 . . . . . . . . . . . . .      2

               Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended March 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . .     3

               Notes to Interim Condensed Consolidated Financial Statements  . . . . .     4

             Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .    11

             Item 3. Quantitative and Qualitative Disclosures about Market Risk. . . .    20

             Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .    21

PART II.  OTHER INFORMATION

             Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     23

             Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .     23

             Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    23

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

CERTIFICATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     85

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
                      Condensed Consolidated Balance Sheets

                                                                        March 31,    March 31,   September 30,
                                                                           2004        2003         2003
                                                                        ---------    ---------   ------------
                                                                                   (In thousands)
                                                                            (Unaudited)
Assets:
   Current assets:
       Cash and cash equivalents                                        $     202    $   3,386    $   2,496
       Pawn loans                                                          42,079       41,218       47,955
       Payday loans                                                         4,643        2,253        3,630
       Pawn service charges receivable, net                                 7,825        7,966        8,990
       Payday loan service charges receivable, net                            928          442          735
       Inventory, net                                                      29,492       29,535       29,755
       Deferred tax asset                                                   8,163        6,418        8,163
       Federal income tax receivable                                           --           --          328
       Prepaid expenses and other assets                                    3,054        2,456        1,726
                                                                        ---------    ---------    ---------
            Total current assets                                           96,386       93,674      103,778

   Investment in unconsolidated affiliates                                 15,417       15,124       14,700
   Property and equipment, net                                             24,642       28,659       25,369
   Note receivable from related party                                       1,500        1,500        1,500
   Deferred tax asset, non-current                                          4,391        1,948        4,391
   Other assets, net                                                        3,866        3,977        3,952
                                                                        ---------    ---------    ---------
   Total assets                                                         $ 146,202    $ 144,882    $ 153,690
                                                                        =========    =========    =========
Liabilities and stockholders' equity:
   Current liabilities:
       Accounts payable and other accrued expenses                      $  11,668    $  10,030    $  11,101
       Customer layaway deposits
                                                                            1,842        1,731        1,792
       Federal income taxes payable                                           771          443           --
                                                                        ---------    ---------    ---------
            Total current liabilities                                      14,281       12,204       12,893

   Long-term debt, less current maturities                                 15,000       28,000       31,000
   Deferred gains and other long-term liabilities                           4,139        4,019        4,319
                                                                        ---------    ---------    ---------
            Total long-term liabilities                                    19,139       32,019       35,319
   Commitments and contingencies                                               --           --           --
   Stockholders' equity:
       Preferred Stock, par value $.01 per share;
       Authorized 5,000,000 shares; none issued and outstanding                --           --           --
       Class A Non-Voting Common Stock, par value $.01 per share;
          Authorized 40,000,000 shares; 11,016,567 issued and
          11,007,534 outstanding at March 31, 2004; 11,006,864 issued and 10,997,831 outstanding at March 31, 2003
          and September 30, 2003                                              110          110          110
       Class B Voting Common Stock, convertible, par value $.01
          per share; Authorized 1,198,990 shares;
          1,190,057 issued and outstanding                                     12           12           12
       Additional paid-in capital                                         116,230      114,796      115,580
       Accumulated deficit                                                 (3,164)     (13,777)      (9,161)
       Less deferred compensation expense                                  (1,125)          --         (784)
                                                                        ---------    ---------    ---------
                                                                          112,063      101,141      105,757
       Treasury stock, at cost (9,033 shares)                                 (35)         (35)         (35)
       Receivable from stockholder                                             --         (729)        (729)
       Accumulated other comprehensive income                                 754          282          485
                                                                        ---------    ---------    ---------
   Total stockholders' equity                                             112,782      100,659      105,478
                                                                        ---------    ---------    ---------
   Total liabilities and stockholders' equity                           $ 146,202    $ 144,882    $ 153,690
                                                                        =========    =========    =========

      See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                Three Months Ended       Six Months Ended
                                                                                      March 31,                March 31,
                                                                              ------------------------------------------------
                                                                                 2004         2003         2004         2003
                                                                              ------------------------------------------------
                                                                                  (In thousands, except per share amounts)
Revenues:
    Sales                                                                     $  38,374    $  35,771    $  71,929    $  69,969
    Pawn service charges                                                         14,488       14,323       30,040       29,957
    Payday loan service charges                                                   5,072        2,675        9,933        5,752
    Other                                                                           355          253          701          543
                                                                              ---------    ---------    ---------    ---------
          Total revenues                                                         58,289       53,022      112,603      106,221
Cost of goods sold                                                               22,517       22,672       41,790       43,992
                                                                              ---------    ---------    ---------    ---------
          Net revenues                                                           35,772       30,350       70,813       62,229
Operating expenses:
    Operations                                                                   23,061       21,414       45,677       42,859
    Administrative                                                                6,378        4,393       12,240        8,690
    Depreciation and amortization                                                 1,865        2,192        3,780        4,459
                                                                              ---------    ---------    ---------    ---------
          Total operating expenses                                               31,304       27,999       61,697       56,008
                                                                              ---------    ---------    ---------    ---------
Operating income                                                                  4,468        2,351        9,116        6,221

Interest expense, net                                                               373          474          821        1,131
Equity in net income of unconsolidated affiliate                                   (496)        (427)        (861)        (730)
                                                                              ---------    ---------    ---------    ---------
Income before income taxes and cumulative effect of
   adopting a new accounting principle
                                                                                  4,591        2,304        9,156        5,820
Income tax expense                                                                1,584          806        3,159        2,037
                                                                              ---------    ---------    ---------    ---------
Income before cumulative effect of adopting a new accounting principle            3,007        1,498        5,997        3,783

Cumulative effect of adopting a new accounting principle, net of tax                 --           --           --       (8,037)
                                                                              ---------    ---------    ---------    ---------
Net income (loss)                                                             $   3,007    $   1,498    $   5,997    $  (4,254)
                                                                              =========    =========    =========    =========


Income (loss) per common share - basic:
   Income before cumulative effect of adopting a new accounting principle     $    0.25    $    0.12    $    0.49    $    0.31
   Cumulative effect of adopting a new accounting principle, net of tax              --           --           --        (0.66)
                                                                              ---------    ---------    ---------    ---------
    Net income (loss)                                                         $    0.25    $    0.12    $    0.49    $   (0.35)
                                                                              =========    =========    =========    =========

Income (loss) per common share - assuming dilution:
   Income before cumulative effect of adopting a new accounting principle     $    0.23    $    0.12    $    0.46    $    0.30
   Cumulative effect of adopting a new accounting principle, net of tax              --           --           --        (0.64)
                                                                              ---------    ---------    ---------    ---------
   Net income (loss)                                                          $    0.23    $    0.12    $    0.46    $   (0.34)
                                                                              =========    =========    =========    =========
Weighted average shares outstanding:
    Basic                                                                        12,196       12,181       12,192       12,174
    Assuming dilution                                                            13,209       12,513       13,101       12,438

 See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

               Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                      Six Months Ended
                                                                          March 31,
                                                                    ---------------------
                                                                       2004        2003
                                                                    ---------------------
                                                                           Restated
                                                                        (In thousands)
Operating Activities:
      Net income (loss)                                             $  5,997    $ (4,254)
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Cumulative effect of adopting a new accounting principle         --       8,037
         Depreciation and amortization                                 3,780       4,459
         Payday loan loss provision                                    2,657       1,428
         Deferred taxes                                                   --      (3,139)
         Impairment of receivable                                        729          --
         Deferred compensation expense                                   245           3
         Income from investment in unconsolidated affiliate             (861)       (730)
         Changes in operating assets and liabilities:
             Service charges receivable, net                             972         896
             Inventory                                                   326       1,055
             Notes receivable from related parties                        --          22
             Prepaid expenses, other current assets, and other        (1,283)      2,090
             assets, net
             Accounts payable and accrued expenses                       626      (1,518)
             Customer layaway deposits                                    50        (435)
             Deferred gains and other long-term liabilities             (180)       (190)
             Federal income taxes                                      1,099         802
                                                                    --------    --------

             Net cash provided by operating activities                14,157       8,526

Investing Activities:
      Pawn loans made                                                (78,664)    (77,451)
      Pawn loans repaid                                               48,717      48,582
      Recovery of pawn loan principal through sale of forfeited       35,760      38,406
      collateral
      Payday loans made                                              (21,600)    (10,777)
      Payday loans repaid                                             17,930       9,422
      Additions to property and equipment                             (3,012)
                                                                                    (882)
      Dividends from unconsolidated affiliate                            414         313
                                                                    --------    --------
             Net cash provided by (used in) investing activities        (455)      7,613

Financing Activities:
      Proceeds from exercise of stock options                              4          --
      Net payments on bank borrowings                                (16,000)    (14,245)
                                                                    --------    --------

             Net cash used in financing activities                   (15,996)    (14,245)
                                                                    --------    --------

Change in cash and equivalents                                        (2,294)      1,894

Cash and equivalents at beginning of period                            2,496       1,492
                                                                    --------    --------
Cash and equivalents at end of period                               $    202    $  3,386
                                                                    ========    ========

Non-cash Investing and Financing Activities:
      Pawn loans forfeited and transferred to inventory             $ 35,823    $ 36,899
      Foreign currency translation adjustment                       $    269    $    302
      Issuance of common stock to 401(k) plan                       $     61    $     63

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

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended     Six Months Ended
                                                          March 31,             March 31,
                                                     --------------------- ---------------------
                                                        2004       2003      2004       2003
                                                     ----------- --------- ---------- ----------
                                                      (In thousands, except per share amounts)
Numerator
    Income before cumulative effect of adopting a
      new accounting principle                       $  3,007   $  1,498   $  5,997   $  3,783
    Cumulative effect of adopting a new accounting
      principle, net of tax                                --         --         --     (8,037)
                                                     --------   --------   --------   --------
    Net income (loss)                                   3,007      1,498   $  5,997   $ (4,254)
Denominator                                          ========   ========   ========   ========
      Denominator for basic earnings per share:
        weighted average shares                        12,196     12,181     12,192     12,174
      Effect of dilutive securities:
               Options and warrants                       947        332        862        264
               Restricted common stock grants              66         --         47         --
                                                     --------   --------   --------   --------
      Dilutive potential common shares                  1,013        332        909        264
                                                     --------   --------   --------   --------
      Denominator for diluted earnings per share:
        adjusted weighted average shares and
        assumed conversions                            13,209     12,513     13,101     12,438
                                                     ========   ========   ========   ========
      Basic earnings (loss) per share                $   0.25   $   0.12   $   0.49   $  (0.35)
                                                     ========   ========   ========   ========
      Diluted earnings (loss) per share              $   0.23   $   0.12   $   0.46   $  (0.34)
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

                                                          Three Months Ended          Six Months Ended
                                                                March 31                  March 31
                                                         ---------------------    ----------------------
                                                            2004       2003          2004       2003
                                                         ---------   ---------    ---------    ---------
Total options outstanding
          Weighted average shares subject to options     2,402,791   2,072,291    2,267,872    2,016,227
          Average exercise price per share                 $  6.55     $  5.98      $  6.35      $  6.15
Anti-dilutive options outstanding
          Weighted average shares subject to options       294,273     901,545      948,001      915,615
          Average exercise price per share                $  13.61    $  10.72     $  11.09     $  10.76

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

The Company's pro forma results are as follows:

                                                    Three Months Ended     Six Months Ended
                                                         March 31              March 31
                                                    -----------------------------------------
                                                      2004       2003       2004       2003
                                                    -----------------------------------------
                                                     (In thousands, except per share amounts)
Net income (loss), as reported                      $ 3,007    $ 1,498    $ 5,997    $(4,254)
Add: stock-based employee compensation
    expense included in reported net
    income (loss), net of related tax effects            97         --        162          1
Deduct:  total stock-based employee
    compensation expense determined under
    fair value based method for all
    awards, net of related tax effects                 (237)       (91)      (417)      (176)
                                                    -------    -------    -------    -------
Pro forma net income (loss)                         $ 2,867    $ 1,407    $ 5,742    $(4,429)
                                                    =======    =======    =======    =======
Earnings (loss) per share, basic:
    As reported                                     $  0.25    $  0.12    $ 0.49     $ (0.35)
    Pro forma                                       $  0.24    $  0.12    $ 0.47     $ (0.36)

Earnings (loss) per share, assuming dilution:
    As reported                                     $  0.23    $  0.12    $ 0.46     $ (0.34)
    Pro forma                                       $  0.22    $  0.11    $ 0.44     $ (0.36)



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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite lived intangible assets at the specified dates:

                            March 31, 2004,           March 31, 2003,           September 30, 2003,
                        Carrying   Accumulated    Carrying    Accumulated    Carrying    Accumulated
                         Amount    Amortization     Amount    Amortization     Amount    Amortization
                        -----------------------------------------------------------------------------
                                                    (In thousands)
License
  application fees      $   742       $  577       $   742       $  546       $   742       $  561
Real estate
  finders' fees             554          265           554          230           554          249
Non-compete
  agreements                388          228           388          209           388          219
                       --------     --------      --------       ------      --------      -------
Total                  $  1,684     $  1,070      $  1,684       $  985      $  1,684      $ 1,029
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

NOTE K:  RESTATEMENT OF THE STATEMENTS OF CASH FLOWS

In addressing comments from the staff of the Securities and Exchange Commission, the Company restated its Condensed Consolidated Statements of Cash Flows to reclassify certain transactions between the operating and investing sections of the Statements of Cash Flows. The Company has reviewed its classification of cash flows arising from the forfeiture and subsequent sale of pawn loan collateral. The Company determined that investing cash flows representing a return of pawn loans receivable which were reported on the dates of loan forfeiture should have been reported on the dates that the forfeited collateral was sold. The previously reported cash flows have been adjusted to remove the non-cash transfer of forfeited collateral from pawn loans to inventory, and to report as a cash flow from investing activities the portion of sales proceeds representing the return of amounts previously loaned. The effect of this adjustment is to increase cash provided by operating activities and to decrease cash flows from investing activities by $0.1 million in the six-month period ended March 31, 2004, and to decrease cash flows from operating activities and increase cash flows from investing activities by $1.5 million in the six-month period ended March 31, 2003. The Company also determined that it should have reported its payday loan loss provision as an adjustment to reconcile net income to cash provided by operating activities rather than including it in the net change in payday loans in investing activities. The effect of the adjustment to correct this is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amounts of $2.7 million and $1.4 million in the six-month periods ended March 31, 2004 and 2003, respectively. Additionally, the Company previously included renewed pawn loans as both a loan repaid and a loan made. Because a customer need only pay accrued pawn service charges but not the loan principal in order to renew a loan, the Company has restated its statements of cash flows to exclude the principal portion of renewed loans from both loans made and repaid. The effect of this adjustment is to reduce pawn loans made and repaid by $11.8 million and $11.3 million in the six-month periods ended March 31, 2004 and 2003, respectively. As pawn loans made and repaid are each reported as investing activities, there was no net effect on operating or investing cash flows as a result of this adjustment.

A summary of the effects of these corrections is as follows:

                                                       Six Months Ended March 31, 2004
                                                       -------------------------------
                                               As Previously
                                                 Reported     Adjustments     As Restated
                                                 --------     -----------     -----------
                                                               (in thousands)
Net cash provided by operating activities        $ 11,437       $  2,720       $ 14,157
Net cash provided by (used in) investing            2,265         (2,720)          (455)
activities
Net cash used in financing activities             (15,996)            --        (15,996)
                                                 --------                      --------
Change in cash and cash equivalents                (2,294)            --         (2,294)
Cash and equivalents at beginning of period         2,496             --          2,496
                                                 --------       --------       --------
Cash and equivalents at end of period            $    202       $     --       $    202
                                                 ========       ========       ========

                                                       Six Months Ended March 31, 2003
                                                       -------------------------------
                                               As Previously
                                                 Reported     Adjustments     As Restated
                                                 --------     -----------     -----------
                                                               (in thousands)
Net cash provided by operating activities        $  8,605       $    (79)      $  8,526
Net cash provided by investing activities           7,534             79          7,613
Net cash used in financing activities             (14,245)            --        (14,245)
                                                 --------                      --------
Change in cash and cash equivalents                 1,894             --          1,894
Cash and equivalents at beginning of period         1,492             --          1,492
                                                 --------       --------       --------
Cash and equivalents at end of period            $  3,386       $     --       $  3,386
                                                 ========       ========       ========

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

Second Quarter Ended March 31, 2004 vs. Second Quarter Ended March 31, 2003

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended March 31, 2004 and 2003 ("Fiscal 2004 Second Quarter" and "Fiscal 2003 Second Quarter," respectively):

                                                           Three Months Ended        % or
                                                              March 31,(a)          Point
                                                            2004       2003        Change(b)
                                                           ------------------     ----------
Net revenues:
          Sales                                            $38,374    $35,771           7.3%
          Pawn service charges                              14,488     14,323           1.2%
          Payday loan service charges                        5,072      2,675          89.6%
          Other                                                355        235          40.3%
                                                           -------    -------
               Total revenues                               58,289     53,022           9.9%
          Cost of goods sold                                22,517     22,672         (0.7)%
                                                           -------    -------
               Net revenues                                $35,772    $30,350          17.9%
                                                           =======    =======
Other data:

          Gross margin                                       41.3%      36.6%       4.7 pts.
          Average annual inventory turnover                   2.9x       2.8x           0.1x
          Average inventory per pawn location at
          quarter end                                      $   105    $   105            --
          Average pawn loan balance per pawn location
          at quarter end                                   $   150    $   147           2.0%
          Average yield on pawn loan portfolio                135%       134%          1 pt.
          Pawn loan redemption rate                            79%        78%          1 pt.
Expenses and income as a percentage of net revenues (%):
          Store operating                                     64.5       70.6     (6.1) pts.
          Administrative                                      17.8       14.5       3.3 pts.
          Depreciation and amortization                        5.2        7.2     (2.0) pts.
          Interest, net                                        1.0        1.6     (0.6) pts.
          Income before income taxes                          12.8        7.6       5.2 pts.
          Net income                                           8.4        4.9       3.5 pts.

Stores in operation:
          Beginning of period                                  303        280
          New openings                                          32          -
                                                           -------    -------
          End of period                                        335        280
                                                           =======    =======

Average number of stores during the period                     319        280
                                                           =======    =======


----------
a     In thousands, except percentages, inventory turnover and store count.

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

Six Months Ended March 31, 2004 vs. Six Months Ended March 31, 2003

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six-month periods ended March 31, 2004 and 2003 ("Fiscal 2004 Year-to-Date Period" and "Fiscal 2003 Year-to-Date Period," respectively):

                                                            Six Months Ended         % or
                                                               March 31,(a)          Point
                                                             2004        2003       Change(b)
                                                           --------    --------    -----------

Net revenues:
          Sales                                            $ 71,929    $ 69,969         2.8%
          Pawn service charges                               30,040      29,957         0.3%
          Payday loan service charges                         9,933       5,752        72.7%
          Other                                                 701         543        29.1%
                                                           --------    --------
               Total revenues                               112,603     106,221         6.0%
          Cost of goods sold                                 41,790      43,992        (5.0)%
                                                           --------    --------
               Net revenues                                $ 70,813    $ 62,229       13.8%
                                                           ========    ========
Other data:
          Gross margin                                        41.9%       37.1%     4.8 pts.
          Average annual inventory turnover                    2.7x        2.7x           --
          Average inventory per pawn location at           $    105    $    105           --
          quarter end
          Average pawn loan balance per pawn location      $    150    $    147         2.0%
          at quarter end
          Average yield on pawn loan portfolio                 134%        133%        1 pt.
          Pawn loan redemption rate                             77%         77%           --
Expenses and income as a percentage of net revenues (%):
          Store operating                                      64.5        68.9   (4.4) pts.
          Administrative                                       17.3        14.0     3.3 pts.
          Depreciation and amortization                         5.3         7.2   (1.9) pts.
          Interest, net                                         1.2         1.8   (0.6) pts.
          Income before income taxes and cumulative            12.9         9.4     3.5 pts.
          effect
          Income before cumulative effect                       8.5         6.1     2.4 pts.

Stores in operation:
          Beginning of period                                   284         280
          New openings                                           51          --
                                                           --------    --------
          End of period                                         335         280
                                                           ========    ========
Average number of stores during the period                      306         280
                                                           ========    ========

----------
a     In thousands, except percentages, inventory turnover and store count.

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

Sales increased $2.6 million in the Fiscal 2004 Second Quarter compared to the Fiscal 2003 Second Quarter, to $38.4 million. The increase was due to 5.1% higher same store merchandise sales ($1.6 million) and an increase in jewelry scrapping sales ($1.0 million). Below is a summary of comparable sales data:

                                                  Quarter Ended March 31,
                                                  -----------------------
                                                     2004         2003
                                                     ----         ----
                                                  (Dollars in thousands)
Merchandise sales                                 $ 33,188     $ 31,587
Jewelry scrapping sales                              5,186        4,184
                                                   -------      -------
Total sales                                         38,374       35,771

Gross profit on merchandise sales                 $ 14,330     $ 12,344
Gross profit on jewelry scrapping sales              1,527          755

Gross margin on merchandise sales                    43.2%        39.1%
Gross margin on jewelry scrapping sales              29.4%        18.0%
Overall gross margin                                 41.3%        36.6%

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

Payday loan data are as follows:

                                                                                  Quarter Ended March 31,
                                                                                  -----------------------
                                                                                     2004         2003
                                                                                     ----         ----
                                                                                   (Dollars in thousands)
Service charge revenue                                                             $ 5,072      $ 2,675
Bad debt (included in operating expense):
    Net defaults on loans                                                          (1,203)        (540)
    Change in valuation allowance and other related costs                              104           51
                                                                                    ------       ------
        Net bad debt                                                               (1,099)        (489)
Other direct expenses (included in operating expense)                                (187)        (279)
Collection and call center costs (included in administrative expense)                (194)        (189)
                                                                                    ------       ------
Contribution to operating income                                                   $ 3,592      $ 1,718
                                                                                    ======       ======

Average payday loan balance outstanding during quarter                             $ 5,033      $ 2,529
Payday loan balance at end of quarter                                              $ 4,643      $ 2,253
Average loan balance per participating location at end of quarter                  $  17.8      $   9.8
Participating locations at end of quarter (whole numbers)                              261          229
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                        4.3%         3.6%

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

Sales increased $1.9 million in the Fiscal 2004 Year-to-Date Period compared to the Fiscal 2003 Year-to-Date Period, to $71.9 million. The increase was due to higher same store merchandise sales ($1.1 million) and an increase in jewelry scrapping sales ($0.8 million). Below is a summary of comparable sales data:

                                               Six Months Ended March 31,
                                               --------------------------
                                                    2004         2003
                                                    ----         ----
                                                 (Dollars in thousands)
Merchandise sales                                $ 64,250     $ 63,132
Jewelry scrapping sales                             7,679        6,837
                                                  -------      -------
Total sales                                        71,929       69,969

Gross profit on merchandise sales                $ 27,809     $ 25,195
Gross profit on jewelry scrapping sales             2,330          782

Gross margin on merchandise sales                   43.3%        39.9%
Gross margin on jewelry scrapping sales             30.3%        11.4%
Overall gross margin                                41.9%        37.1%

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

Payday loan data are as follows:

                                                                                 Six Months Ended March 31,
                                                                                 --------------------------
                                                                                     2004         2003
                                                                                     ----         ----
                                                                                   (Dollars in thousands)
Service charge revenue                                                             $ 9,933      $ 5,752
Bad debt (included in operating expense):
    Net defaults on loans                                                          (2,724)      (1,483)
    Change in valuation allowance and other related costs                               67           55
                                                                                    ------       ------
        Net bad debt                                                               (2,657)      (1,428)
Other direct expenses (included in operating expense)                                (468)        (637)
Collection and call center costs (included in administrative expense)                (377)        (333)
                                                                                    ------       ------
Contribution to operating income                                                   $ 6,431      $ 3,354
                                                                                    ======       ======

Average payday loan balance outstanding during Period                              $ 4,607      $ 2,440
Payday loan balance at end of Period                                               $ 4,643      $ 2,253
Average loan balance per participating location at end of Period                   $  17.8      $   9.8
Participating locations at end of Period (whole numbers)                               261          229
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                        4.9%         4.7%

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

LIQUIDITY AND CAPITAL RESOURCES

Certain transactions presented in the restated Statements of Cash Flows for the six-month periods ended March 31, 2004 and 2003 have been reclassified between certain sections of the Statements of Cash Flows. A summary of these reclassifications showing their effect on the restated Statements of Cash Flows is provided in Note K to the Condensed Consolidated Financial Statements.

During the Fiscal 2004 Year-to-Date Period, operating activities provided $14.2 million compared to $8.5 million in the Fiscal 2003 Year-to-Date Period. Payday loan service charges collected increased $3.9 million in the Fiscal 2004 Year-to-Date Period due primarily to the growth in the underlying loan portfolio, cash from sales (less the portion representing a recovery of pawn loan principal) increased $5.1 million in the Fiscal 2004 Year-to-Date Period compared to the Fiscal 2003 Year-to-Date Period, and pawn service charges collected in cash increased $0.4 million. Offsetting these improvements in cash flows were the payments of $1.1 million in payroll taxes related to the restricted stock awards discussed above, $0.7 million to settle previously accrued workers' compensation claims, and $0.4 million more in incentive compensation. Among other smaller changes, the Company also used $0.8 million more in the Fiscal 2004 Year-to-Date Period for the direct purchase of customers' merchandise.

The Company's investing activities used $0.5 million of cash during the Fiscal 2004 Year-to-Date Period, consisting of $5.8 million from pawn loans repaid and recovered through the sale of forfeited collateral in excess of new pawn loans made, and a $0.4 million dividend received from the Company's investment in an unconsolidated affiliate. Offsetting this was $3.7 million invested in payday loans net of repayments and $3.0 million invested in property and equipment. The cash flow from operating activities and $2.3 million of cash on hand were used to fund the investing activities and to make payments on the Company's revolving credit facility of $16.0 million in the Fiscal 2004 Year-to-Date Period.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:

                                               Payments due by Period
                                               ----------------------
                                          Less than 1                    More than
                                          -----------                    ---------
Contractual Obligations          Total      year     1-3 years  3-5 years 5 years
----------------------           -------   -------   -------    -------   -------
Long-term debt obligations       $15,000   $    --   $    --   $15,000    $    --
Capital lease obligations             --        --        --        --         --
Operating lease obligations       71,449    12,373    20,092    12,888     26,096
Purchase obligations                  --        --        --        --         --
Other long-term liabilities           --        --        --        --         --
                                  ------    ------    ------    ------     ------
Total                            $86,449   $12,373   $20,092   $27,888    $26,096
                                  ======    ======    ======    ======     ======

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company restated its Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2004 and the years ended September 30, 2003, 2002 and 2001. For a description of the restatement of the Condensed Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on the second page of this Form 10-Q/A.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004 ("Evaluation Date").

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

In light of, among other things, the facts and circumstances relating to the restatement, the Chief Executive Officer and Chief Financial Officer concluded the significant deficiency noted above and the restatement itself were not reflective of any material weakness in the disclosure controls and procedures. In support of this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company's restatement of its Consolidated Statements of Cash Flows for the quarter ended March 31, 2004 and the years ended September 30, 2003, 2002 and 2001 is, in substance, only a reclassification of certain items as well as an elimination of certain non-cash items in the Consolidated Statements of Cash Flows, as more fully described in Note K to the Condensed Consolidated Financial Statements. Also, to management's knowledge no investor has expressed to the Company any confusion or uncertainty about the Company's disclosure approach during that period of time.

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

                    31.1      Certification of Chief Executive Officer Pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002

                    31.2      Certification of Chief Financial Officer Pursuant to Section
                              302 of the Sarbanes-Oxley Act of 2002

                    32.1      Certification of Chief Executive Officer Pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002

                    32.2      Certification of Chief Financial Officer Pursuant to Section
                              906 of the Sarbanes-Oxley Act of 2002


      (b)       Reports on Form 8-K
                -------------------
                 Filing        Date        Item Reported                    Information Reported
                 ------        ----        -------------                    --------------------
                   8-K       4/20/04         Item 12 -       Quarterly earnings announcement and related press
                                             Results of      release.
                                          Operations and
                                             Financial
                                             Condition

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