Form 10-Q/A
period 2004-06-30
EZCORP INC
filed 2004-11-26
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                              1901 CAPITAL PARKWAY
                               AUSTIN, TEXAS 78746
              ----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes ( ) No (X)

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

================================================================================

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 2, 2004 (our "Original Filing"). EZCORP, Inc. (the "Company") has filed this Amendment to correct the classification of certain transactions presented in the Statements of Cash Flows in our Original Filing. The net effect of the reclassifications in the nine-month period ended June 30, 2004 is to increase operating cash flows, while decreasing investing cash flows by an equal and offsetting amount. The net effect of the reclassifications in the nine-month period ended June 30, 2003 is to decrease operating cash flows, while increasing investing cash flows by an equal and offsetting amount. These changes were identified during the course of the Company preparing its response to a comment letter from the U.S. Securities and Exchange Commission regarding our Annual Report on Form 10-K for the year ended September 30, 2003, as well as filings of other registrants in our industry.

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

================================================================================

                                  EZCORP, INC.
                              INDEX TO FORM 10-Q/A

                                                                            Page
PART I.  FINANCIAL INFORMATION

               Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2004, June 30, 2003 and
                  September 30, 2003 ....................................     1

                  Condensed Consolidated Statements of
                  Operations for the Three Months and Nine
                  Months Ended June 30, 2004 and 2003 ...................     2

                  Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended June 30, 2004
                  and 2003 ..............................................     3

                  Notes to Interim Condensed Consolidated
                  Financial Statements ..................................     4

               Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............    11

               Item 3. Quantitative and Qualitative Disclosures
               about Market Risk ........................................    20

               Item 4. Controls and Procedures ..........................    21

PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings ...............................    23

               Item 4.  Submission of Matters to a Vote of
               Security Holders .........................................    23

               Item 6.  Exhibits and Reports on Form 8-K ................    23

SIGNATURE ...............................................................    24

EXHIBIT INDEX ...........................................................    25

CERTIFICATIONS ..........................................................    26

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                           June 30,        June 30,     September 30,
                                                                             2004            2003           2003
                                                                           ---------      ---------     ------------
                                                                                        (In thousands)
                                                                                 (Unaudited)
Assets:
     Current assets:
         Cash and cash equivalents                                         $   1,692      $     248      $   2,496
         Pawn loans                                                           51,101         48,149         47,955
         Payday loans                                                          6,720          3,116          3,630
         Pawn service charges receivable, net                                  8,557          8,806          8,990
         Payday loan service charges receivable, net                           1,336            611            735
         Inventory, net                                                       30,997         28,853         29,755
         Deferred tax asset                                                    8,163          6,418          8,163
         Federal income tax receivable                                           253            683            328
         Prepaid expenses and other assets                                     2,287          2,209          1,726
                                                                           ---------      ---------      ---------
                Total current assets                                         111,106         99,093        103,778

     Investment in unconsolidated affiliates                                  15,734         15,113         14,700
     Property and equipment, net                                              25,222         27,141         25,369
     Note receivable from related party                                        1,500          1,500          1,500
     Deferred tax asset, non-current                                           4,391          1,948          4,391
     Other assets, net                                                         4,102          3,848          3,952
                                                                           ---------      ---------      ---------
     Total assets                                                          $ 162,055      $ 148,643      $ 153,690
                                                                           =========      =========      =========
Liabilities and stockholders' equity:
     Current liabilities:
         Accounts payable and other accrued expenses                       $  11,465      $   9,186      $  11,101
         Customer layaway deposits                                             1,554          1,471          1,792
                                                                           ---------      ---------      ---------
                Total current liabilities                                     13,019         10,657         12,893

     Long-term debt, less current maturities                                  31,200         33,000         31,000
     Deferred gains and other long-term liabilities                            4,048          4,408          4,319
                                                                           ---------      ---------      ---------
                Total long-term liabilities                                   35,248         37,408         35,319
     Commitments and contingencies                                                --             --             --
     Stockholders' equity:
         Preferred Stock, par value $.01 per share; Authorized
            5,000,000 shares; none issued and outstanding                         --             --             --
         Class A Non-Voting Common Stock, par value $.01 per share;
            Authorized 40,000,000 shares; 11,180,201 issued and
            11,171,168 outstanding at June 30, 2004; 11,006,864 issued and 10,997,831 outstanding at June 30, 2003
            and September 30, 2003                                               112            110            110
         Class B Voting Common Stock, convertible, par value $.01
            per share; Authorized 1,198,990 shares; 1,190,057
            issued and outstanding                                                12             12             12
         Additional paid-in capital                                          116,680        114,796        115,580
         Accumulated deficit                                                  (2,911)       (13,724)        (9,161)
         Less deferred compensation expense                                     (978)            --          (784)
                                                                           ---------      ---------      ---------
                                                                             112,915        101,194        105,757
         Treasury stock, at cost (9,033 shares)                                  (35)           (35)           (35)
         Receivable from stockholder                                              --           (729)          (729)
         Accumulated other comprehensive income                                  908            148            485
                                                                           ---------      ---------      ---------
     Total stockholders' equity                                              113,788        100,578        105,478
                                                                           ---------      ---------      ---------
     Total liabilities and stockholders' equity                            $ 162,055      $ 148,643      $ 153,690
                                                                           =========      =========      =========

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                  Three Months Ended           Nine Months Ended
                                                                      June 30,                     June 30,
                                                                 2004           2003           2004           2003
                                                              ---------      ---------      ---------      ---------
                                                                    (In thousands, except per share amounts)
Revenues:
       Sales                                                  $  30,782      $  30,012      $ 102,711      $  99,980
       Pawn service charges                                      13,835         13,619         43,875         43,576
       Payday loan service charges                                6,191          3,047         16,124          8,798
       Other                                                        333            225          1,034            770
                                                              ---------      ---------      ---------      ---------

                  Total revenues                                 51,141         46,903        163,744        153,124
Cost of goods sold                                               19,340         19,714         61,130         63,708
                                                              ---------      ---------      ---------      ---------
                  Net revenues                                   31,801         27,189        102,614         89,416
Operating expenses:
       Operations                                                21,830         19,700         64,382         60,495
       Bad debt and other payday loan direct expenses             2,832          1,111          5,957          3,175
       Administrative                                             4,614          4,021         16,854         12,711
       Depreciation and amortization                              1,858          2,179          5,638          6,636
                                                              ---------      ---------      ---------      ---------
                  Total operating expenses                       31,134         27,011         92,831         83,017
                                                              ---------      ---------      ---------      ---------
Operating income                                                    667            178          9,783          6,399

Interest expense, net                                               332            403          1,153          1,534

Equity in net income of unconsolidated affiliate                   (430)          (333)        (1,291)        (1,062)

Loss on sale of assets                                               --             27             --             26
                                                              ---------      ---------      ---------      ---------

Income before income taxes and cumulative effect of
   adopting a new accounting principle                              765             81          9,921          5,901
Income tax expense                                                  512             28          3,671          2,065
                                                              ---------      ---------      ---------      ---------

Income before cumulative effect of adopting a new
   accounting principle                                             253             53          6,250          3,836
Cumulative effect of adopting a new accounting principle,
   net of tax                                                        --             --             --         (8,037)
                                                              ---------      ---------      ---------      ---------
Net income (loss)                                             $     253      $      53      $   6,250      $  (4,201)
                                                              =========      =========      =========      =========

Income (loss) per common share  - basic:
  Income before cumulative effect of adopting a new
    accounting principle                                      $    0.02      $      --      $    0.51      $    0.31
  Cumulative effect of adopting a new accounting
    principle, net of tax                                            --             --             --          (0.65)
                                                              ---------      ---------      ---------      ---------
   Net income (loss)                                          $    0.02      $      --      $    0.51      $   (0.34)
                                                              =========      =========      =========      =========
Income (loss) per common share - assuming dilution:
  Income before cumulative effect of adopting a new
    accounting principle                                      $    0.02      $      --      $    0.48      $    0.31
  Cumulative effect of adopting a new accounting
    principle, net of tax                                            --             --             --          (0.65)
  Net income (loss)                                           $    0.02      $      --      $    0.48      $   (0.34)
                                                              =========      =========      =========      =========

Weighted average shares outstanding:
       Basic                                                     12,275         12,188         12,221         12,178
       Assuming dilution                                         13,221         12,528         13,138         12,474

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                                  ------------------------
                                                                                    2004            2003
                                                                                  ---------      ---------
                                                                                           Restated
                                                                                        (In thousands)
Operating Activities:
       Net income (loss)                                                          $   6,250      $  (4,201)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of adopting a new accounting principle                       --          8,037
          Depreciation and amortization                                               5,638          6,636
          Payday loan loss provision                                                  5,216          2,284
          Deferred taxes                                                                 --         (3,139)
          Net loss on sale or disposal of assets                                         --             26
          Impairment of receivable from stockholder                                     729             --
          Deferred compensation expense                                                 392              3
          Income from investment in unconsolidated affiliate                         (1,291)        (1,062)
          Changes in operating assets and liabilities:
                Service charges receivable, net                                        (168)          (113)
                Inventory                                                              (141)           835
                Notes receivable from related parties                                    --             22
                Prepaid expenses, other current assets, and other assets, net          (364)         2,447
                Accounts payable and accrued expenses                                   432         (2,399)
                Customer layaway deposits                                              (238)          (695)
                Deferred gains and other long-term liabilities                         (271)          (274)
                Federal income taxes                                                     75           (324)
                                                                                  ---------      ---------
                Net cash provided by operating activities                            16,259          8,083

Investing Activities:
       Pawn loans made                                                             (126,365)      (121,025)
       Pawn loans repaid                                                             69,809         68,914
       Recovery of pawn loan principal through sale of forfeited collateral          52,309         55,619
       Payday loans made                                                            (36,357)       (16,848)
       Payday loans repaid                                                           28,051         13,774
       Additions to property and equipment                                           (5,431)        (1,946)


       Dividends from unconsolidated affiliate                                          681            523
       Proceeds from sale of assets                                                      --            907
                                                                                  ---------      ---------
                Net cash used in investing activities                               (17,303)           (82)

Financing Activities:
       Proceeds from exercise of stock options                                          446             --
       Debt issuance costs                                                             (406)            --
       Net borrowings (payments) on bank borrowings                                     200         (9,245)
                                                                                  ---------      ---------
                Net cash provided by (used in) financing activities                     240         (9,245)
                                                                                  ---------      ---------

Change in cash and equivalents                                                         (804)        (1,244)

Cash and equivalents at beginning of period                                           2,496          1,492
                                                                                  ---------      ---------

Cash and equivalents at end of period                                             $   1,692      $     248
                                                                                  =========      =========
Non-cash Investing and Financing Activities:
       Pawn loans forfeited and transferred to inventory                          $  53,410      $  53,210
       Foreign currency translation adjustment                                    $     423      $     168

       Deferred gain on sale-leaseback                                            $      --      $     506

       Issuance of common stock to 401(k) plan                                    $      70      $      63


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

The following table presents the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

                                                           Three Months Ended             Nine Months Ended
                                                                June 30                        June 30
                                                        ------------------------------------------------------
                                                           2004           2003           2004           2003
                                                        ---------      ---------      ---------      ---------
                                                                (In thousands, except per share amounts)
Net income (loss), as reported                          $     253      $      53      $   6,250      $  (4,201)
Add: stock-based employee compensation expense
     included in reported net income (loss), net of
     related tax effects                                       97             --            258              1
Deduct:  total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                                 (227)           (89)          (653)          (265)
                                                        ---------      ---------      ---------      ---------
Pro forma net income (loss)                             $     123      $     (36)     $   5,855      $  (4,465)
                                                        =========      =========      =========      =========
Earnings (loss) per share, basic:

     As reported                                        $    0.02      $      --      $    0.51      $   (0.34)
     Pro forma                                          $    0.01      $      --      $    0.48      $   (0.37)

Earnings (loss) per share, assuming dilution:

     As reported                                        $    0.02      $      --      $    0.48      $   (0.34)
     Pro forma                                          $    0.01      $      --      $    0.45      $   (0.36)

See Note H, "Common Stock, Warrants, and Options."

Certain prior year balances have been reclassified to conform to the Fiscal 2004 presentation.

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended         Nine Months Ended
                                                                       June 30,                   June 30,
                                                                -----------------------------------------------
                                                                  2004         2003         2004         2003
                                                                --------     --------     --------     --------
                                                                      (In thousands, except per share amounts)
Numerator
     Income before cumulative effect of adopting a new
       accounting principle                                     $    253     $     53     $  6,250     $  3,836
     Cumulative effect of adopting a new accounting
       principle, net of tax                                          --           --           --       (8,037)
                                                                --------     --------     --------     --------

     Net income (loss)                                               253           53     $  6,250     $ (4,201)
Denominator                                                       ======       ======       ======       ======
       Denominator for basic earnings per share:  weighted
         average shares                                           12,275       12,188       12,221       12,178
       Effect of dilutive securities:
                  Options and warrants                               866          340          860          296

                  Restricted common stock grants                      80           --           57           --
                                                                --------     --------     --------     --------
       Dilutive potential common shares                              946          340          917          296
                                                                --------     --------     --------     --------
       Denominator for diluted earnings per share: adjusted
         weighted average shares and assumed conversions          13,221       12,528       13,138       12,474
                                                                ========     ========     ========     ========
       Basic earnings (loss) per share                          $   0.02     $   0.00     $   0.51     $  (0.34)
                                                                ========     ========     ========     ========
       Diluted earnings (loss) per share                        $   0.02     $   0.00     $   0.48     $  (0.34)
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

                                                             Three Months Ended             Nine Months Ended
                                                                   June 30                       June 30
                                                          -------------------------     -------------------------
                                                             2004           2003           2004           2003
                                                          ----------     ----------     ----------     ----------
Total options outstanding
           Weighted average shares subject to options      2,362,426      1,972,915      2,299,275      2,002,651
           Average exercise price per share               $     6.86     $     6.12     $     6.53     $     6.14

Anti-dilutive options outstanding
           Weighted average shares subject to options        320,982        886,516      1,018,901        911,643
           Average exercise price per share               $    13.42     $    10.74     $    11.01     $    10.70

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite lived intangible assets at the specified dates:

                                 June 30, 2004,                 June 30, 2003,             September 30, 2003,
                            Carrying      Accumulated     Carrying      Accumulated     Carrying      Accumulated
                             Amount      Amortization      Amount      Amortization      Amount       Amortization
                           ----------    ------------    ----------    ------------    ----------     ------------
                                                              (In thousands)
License application
  fees                     $      345     $      187     $      742     $      554     $      742     $      561
Real estate finders'
  fees                            554            271            554            240            554            249
Non-compete agreements            388            233            388            214            388            219

                           ----------     ----------     ----------     ----------     ----------     ----------
Total                      $    1,287     $      691     $    1,684     $    1,008     $    1,684     $    1,029
                           ==========     ==========     ==========     ==========     ==========     ==========

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

NOTE K:  RESTATEMENT OF THE STATEMENTS OF CASH FLOWS

In addressing comments from the staff of the Securities and Exchange Commission, the Company restated its Condensed Consolidated Statements of Cash Flows to reclassify certain transactions between the operating and investing sections of the Statements of Cash Flows. The Company has reviewed its classification of cash flows arising from the forfeiture and subsequent sale of pawn loan collateral. The Company determined that investing cash flows representing a return of pawn loans receivable which were reported on the dates of loan forfeiture should have been reported on the dates that the forfeited collateral was sold. The previously reported cash flows have been adjusted to remove the non-cash transfer of forfeited collateral from pawn loans to inventory, and to report as a cash flow from investing activities the portion of sales proceeds representing the return of amounts previously loaned. The effect of this adjustment is to increase cash provided by operating activities and to decrease cash flows from investing activities by $1.1 million in the nine-month period ended June 30, 2004, and to decrease cash flows from operating activities and increase cash flows from investing activities by $2.4 million in the nine-month period ended June 30, 2003. The Company also determined that it should have reported its payday loan loss provision as an adjustment to reconcile net income to cash provided by operating activities rather than including it in the net change in payday loans in investing activities. The effect of the adjustment to correct this is to increase cash flows from operating activities and to decrease cash flows from investing activities in the amounts of $5.2 million and $2.3 million in the nine-month periods ended June 30, 2004 and 2003, respectively. Additionally, the Company previously included renewed pawn loans as both a loan repaid and a loan made. Because a customer need only pay accrued pawn service charges but not the loan principal in order to renew a loan, the Company has restated its statements of cash flows to exclude the principal portion of renewed loans from both loans made and repaid. The effect of this adjustment is to reduce pawn loans made and repaid by $17.7 million and $16.7 million in the nine-month periods ended June 30, 2004 and 2003, respectively. As pawn loans made and repaid are each reported as investing activities, there was no net effect on operating or investing cash flows as a result of this adjustment.

A summary of the effects of these corrections is as follows:

                                                        Nine Months Ended June 30, 2004
                                                ----------------------------------------------
                                                As Previously
                                                  Reported        Adjustments      As Restated
                                                -------------     -----------      -----------
                                                                 (in thousands)
Net cash provided by operating activities       $      9,942      $    6,317      $   16,259
Net cash used in investing activities                (10,986)         (6,317)        (17,303)
Net cash provided by financing activities                240              --             240
                                                ------------      ----------      ----------
Change in cash and cash equivalents                     (804)             --            (804)
Cash and equivalents at beginning of period            2,496              --           2,496
                                                ------------      ----------      ----------
Cash and equivalents at end of period           $      1,692      $       --      $    1,692
                                                ============      ==========      ==========

                                                        Nine Months Ended June 30, 2003
                                                ----------------------------------------------
                                                As Previously
                                                  Reported         Adjustments     As Restated
                                                -------------      -----------     -----------
                                                                 (in thousands)
Net cash provided by operating activities       $       8,208      $     (125)     $    8,083
Net cash used in investing activities                    (207)            125             (82)
Net cash used in financing activities                  (9,245)             --          (9,245)
                                                -------------      ----------      ----------
Change in cash and cash equivalents                    (1,244)             --          (1,244)
Cash and equivalents at beginning of period             1,492              --           1,492
                                                -------------      ----------      ----------
Cash and equivalents at end of period           $         248      $       --      $      248
                                                =============      ==========      ==========

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

Third Quarter Ended June 30, 2004 vs. Third Quarter Ended June 30, 2003

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended June 30, 2004 and 2003 ("Fiscal 2004 Third Quarter" and "Fiscal 2003 Third Quarter," respectively):

                                                                    Three Months Ended            % or
                                                                        June 30, (a)             Point
                                                                    2004          2003          Change(b)
                                                                  --------      --------        ----------
Net revenues:
           Sales                                                  $ 30,782      $ 30,012              2.6%
           Pawn service charges                                     13,835        13,619              1.6%
           Payday loan service charges                               6,191         3,047            103.2%
           Other                                                       333           225             48.0%
                                                                  --------      --------
                  Total revenues                                    51,141        46,903              9.0%
           Cost of goods sold                                       19,340        19,714            (1.9)%
                                                                  --------      --------
                  Net revenues                                    $ 31,801      $ 27,189             17.0%
                                                                  ========      ========
Other data:
           Gross margin                                               37.2%         34.3%         2.9 pts.
           Average annual inventory turnover                          2.6x          2.7x            (0.1)x
           Average inventory per pawn location at quarter end     $    111      $    103              7.8%
           Average pawn loan balance per pawn location at         $    183      $    172              6.4%
           quarter end
           Average yield on pawn loan portfolio                        119%          122%         (3) pts.
           Pawn loan redemption rate                                    77%           78%          (1) pt.
           Average payday loan balance per location offering
           payday loans at quarter end                            $   24.5      $   13.6             80.1%
           Payday loan net defaults                                    6.6%          4.8%         1.8 pts.
Expenses and income as a percentage of net revenues (%):
           Store operating                                            68.6          72.5        (3.9) pts.
           Bad debt and other payday loan direct expenses              8.9           4.1          4.8 pts.
           Administrative                                             14.5          14.8        (0.3) pts.
           Depreciation and amortization                               5.8           8.0        (2.2) pts.
           Interest, net                                               1.0           1.5        (0.5) pts.
           Income before income taxes                                  2.4           0.3          2.1 pts.
           Net income                                                  0.8           0.2          0.6 pts.

Stores in operation:
           Beginning of period                                         335           280
           New openings                                                 30            --
                                                                  --------      --------
           End of period                                               365           280
                                                                  ========      ========
Composition of ending stores:
           EZPAWN locations                                            280           280
           EZMONEY payday loan locations adjoining EZPAWNs              69            --
           EZMONEY payday loan locations - free standing                16            --
                                                                  --------      --------
           Total stores in operation                                   365           280
                                                                  ========      ========
           EZPAWN locations offering payday loans                      188           228
           Total locations offering payday loans                       273           228

------------------------------------
a     In thousands, except percentages, inventory turnover and store count.

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

Nine Months Ended June 30, 2004 vs. Nine Months Ended June 30, 2003

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine-month periods ended June 30, 2004 and 2003 ("Fiscal 2004 Year-to-Date Period" and "Fiscal 2003 Year-to-Date Period," respectively):

                                                                    Nine Months Ended              % or
                                                                        June 30, (a)                Point
                                                                    2004          2003           Change(b)
                                                                  --------      --------         ----------
Net revenues:
           Sales                                                  $102,711      $ 99,980               2.7%
           Pawn service charges                                     43,875        43,576               0.7%
           Payday loan service charges                              16,124         8,798              83.3%
           Other                                                     1,034           770              34.3%
                                                                  --------      --------
                  Total revenues                                   163,744       153,124               6.9%
           Cost of goods sold                                       61,130        63,708             (4.0)%
                                                                  --------      --------
                  Net revenues                                    $102,614      $ 89,416              14.8%
                                                                  ========      ========
Other data:
           Gross margin                                               40.5%         36.3%          4.2 pts.
           Average annual inventory turnover                          2.6x          2.7x             (0.1)x
           Average inventory per pawn location at quarter end     $    111      $    103               7.8%
           Average pawn loan balance per pawn location at         $    183      $    172               6.4%
           quarter end
           Average yield on pawn loan portfolio                        128%          128%                 -
           Pawn loan redemption rate                                    77%           77%                 -
           Average payday loan balance per location offering
           payday loans at quarter end                            $   24.5      $   13.6              80.1%
           Payday loan net defaults                                    5.6%          4.7%          0.9 pts.
Expenses and income as a percentage of net revenues (%):
           Store operating                                            62.7          67.7         (5.0) pts.
           Bad debt and other payday loan direct expenses              5.8           3.6           2.2 pts.
           Administrative                                             16.4          14.2           2.2 pts.
           Depreciation and amortization                               5.5           7.4         (1.9) pts.
           Interest, net                                               1.1           1.7         (0.6) pts.
           Income before income taxes and cumulative effect            9.7           6.6           3.1 pts.
           Income before cumulative effect                             6.1           4.3           1.8 pts.

Stores in operation:
           Beginning of period                                         284           280
           New openings                                                 81            --
                                                                  --------      --------
           End of period                                               365           280
                                                                  ========      ========
Composition of ending stores:
           EZPAWN locations                                            280           280
           EZMONEY payday loan locations adjoining EZPAWNs              69            --
           EZMONEY payday loan locations - free standing                16            --
                                                                  --------      --------
           Total stores in operation                                   365           280
                                                                  ========      ========
           EZPAWN locations offering payday loans                      188           228
           Total locations offering payday loans                       273           228

--------------------------------
a     In thousands, except percentages, inventory turnover and store count.

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

In the Fiscal 2004 Third Quarter, the Company's net income improved to $253,000 compared to $53,000 in the Fiscal 2003 Third Quarter. Contributing to the earnings improvement was a significant growth in the Company's payday loan balances and related earnings contribution, as well as improvements in its gross margins on merchandise sales. Partially offsetting these factors was the incremental operating costs at the 85 new EZMONEY stores and an increase in same store labor costs.

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

Payday loan data are as follows:

                                                                            Quarter Ended June 30,
                                                                            -----------------------
                                                                              2004           2003
                                                                            --------       --------
                                                                            (Dollars in thousands)
Service charge revenue                                                      $  6,191       $  3,047
Bad debt (included in operating expense):
    Net defaults on loans                                                     (2,297)          (821)
    Change in valuation allowance and other related costs                       (262)           (36)
                                                                            --------       --------

        Net bad debt                                                          (2,559)          (857)
Incremental operating expenses at EZMONEY stores                              (1,049)            --
Other direct expenses (included in operating expense)                           (273)          (254)
Collection and call center costs (included in administrative expense)           (213)          (149)
                                                                            --------       --------
Contribution to operating income                                            $  2,097       $  1,787
                                                                            ========       ========

Average payday loan balance outstanding during quarter                      $  5,752       $  2,678
Payday loan balance at end of quarter                                       $  6,720       $  3,116
Average loan balance per participating location at end of quarter           $   24.5       $   13.6
Participating locations at end of quarter (whole numbers)                        273            228
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                   6.6%           4.8%

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

Sales increased $2.7 million in the Fiscal 2004 Year-to-Date Period compared to the Fiscal 2003 Year-to-Date Period, to $102.7 million. The increase was due to higher same store merchandise sales ($2.1 million), coupled with an increase in jewelry scrapping sales ($0.6 million). Below is a summary of comparable sales data:

                                           Nine Months Ended June 30,
                                           -------------------------
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

Payday loan data are as follows:

                                                                           Nine Months Ended June 30,
                                                                           -------------------------
                                                                              2004           2003
                                                                            --------       --------
                                                                            (Dollars in thousands)
Service charge revenue                                                      $ 16,124       $  8,798
Bad debt (included in operating expense):
    Net defaults on loans                                                     (5,021)        (2,304)
    Change in valuation allowance and other related costs                       (195)            20
                                                                            --------       --------
        Net bad debt                                                          (5,216)        (2,284)
Incremental operating expenses at EZMONEY stores                              (1,735)            --
Other direct expenses (included in operating expense)                           (741)          (891)
Collection and call center costs (included in administrative expense)           (590)          (482)
                                                                            --------       --------
Contribution to operating income                                            $  7,842       $  5,141
                                                                            ========       ========

Average payday loan balance outstanding during period                       $  5,061       $  2,554
Payday loan balance at end of period                                        $  6,720       $  3,116
Average loan balance per participating location at end of period            $   24.5       $   13.6
Participating locations at end of period (whole numbers)                         273            228
Net default rate (defaults net of collections, measured as a percent of
   loans made)                                                                   5.6%           4.7%

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

LIQUIDITY AND CAPITAL RESOURCES

Certain transactions presented in the restated Statements of Cash Flows for the nine-month periods ended June 30, 2004 and 2003 have been reclassified between certain sections of the Statements of Cash Flows. A summary of these reclassifications showing their effect on the restated Statements of Cash Flows is provided in Note K to the Condensed Consolidated Financial Statements.

During the Fiscal 2004 Year-to-Date Period, operating activities provided $16.3 million compared to $8.1 million in the Fiscal 2003 Year-to-Date Period. Payday loan service charges collected increased $6.8 million in the Fiscal 2004 Year-to-Date Period due primarily to the growth in the underlying loan portfolio, cash from sales of inventory (less the portion representing a recovery of pawn loan principal) increased $6.5 million in the Fiscal 2004 Year-to-Date Period compared to the Fiscal 2003 Year-to-Date Period, and pawn service charges collected in cash increased $0.7 million. Offsetting these improvements in cash flows were an increase of $4.2 million of labor, benefits, and incentive compensation paid to employees, the payment of $1.1 million in payroll taxes related to the restricted stock awards discussed above and $0.7 million paid to settle previously accrued workers' compensation claims. Among other changes, the Company also used $1.5 million more in the Fiscal 2004 Year-to-Date Period for the direct purchase of customers' merchandise, and $1.2 million more was paid in income taxes during the Fiscal 2004 Year-to-Date Period.

The Company's financing activities provided $0.2 million of cash during the Fiscal 2004 Year-to-Date Period, comprised of $0.4 million proceeds from the exercise of employee stock options and $0.2 million additional bank borrowings, offset by $0.4 million paid in connection with the renewal of the Company's credit agreement.

The cash flows from operating and financing activities, as well as $0.8 million of cash on hand was used to fund $17.3 million of investments during the Fiscal 2004 Year-to-Date Period. These investments consisted of $8.3 million of payday loans made net of repayments, $4.2 million of pawn loans made in excess of those repaid and recovered through the sale of forfeited collateral, and $5.4 million invested in property and equipment, offset by $0.7 million of dividends received from the Company's investment in an unconsolidated affiliate.

For purposes of its internal liquidity assessments, the Company considers net cash changes in pawn receivables and payday loan receivables to be closely related to operating cash flows, although in the Statements of Cash Flows these are classified as investing cash flows. The table below presents the combined cash flows from operating and lending activities:

                                                           Nine Months Ended June 30,
                                                           -------------------------
                                                               2004          2003
                                                             --------      --------
                                                                (In thousands)
Combined cash flows from operations and lending:
    Net cash provided by operating activities (restated)     $ 16,259      $  8,083
    Net cash flows from pawn loan principal                    (4,247)        3,508
    Payday loans made, net of repayments                       (8,306)       (3,074)
                                                             --------      --------
Combined cash flows from operations and lending              $  3,706      $  8,517
                                                             ========      ========

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:

                                                    Payments due by Period
                                                    ----------------------
                                            Less than 1                            More than
Contractual Obligations          Total         year       1-3 years    3-5 years    5 years
                                --------     --------     ---------    ---------   ---------
Long-term debt obligations      $ 31,200     $     --     $     --     $ 31,200    $      --
Capital lease obligations             --           --           --           --           --
Operating lease obligations       79,741       12,828       22,297       15,012       29,604
Purchase obligations                  --           --           --           --           --
Other long-term liabilities           --           --           --           --           --
                                --------     --------     --------     --------    ---------
Total                           $110,941     $ 12,828     $ 22,297     $ 46,212    $  29,604
                                ========     ========     ========     ========    =========

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company restated its Condensed Consolidated Statements of Cash Flows for the quarter ended June 30, 2004 and the years ended September 30, 2003, 2002 and 2001. For a description of the restatement of the Condensed Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on the second page of this Form 10-Q/A.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004 ("Evaluation Date").

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

In light of, among other things, the facts and circumstances relating to the restatement, the Chief Executive Officer and Chief Financial Officer concluded the significant deficiency noted above and the restatement itself were not reflective of any material weakness in the disclosure controls and procedures. In support of this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company's restatement of its Consolidated Statements of Cash Flows for the quarter ended June 30, 2004 and the years ended September 30, 2003, 2002 and 2001 is, in substance, only a reclassification of certain items as well as an elimination of certain non-cash items in the Consolidated Statements of Cash Flows, as more fully described in Note K to the Condensed Consolidated Financial Statements. Also, to management's knowledge no investor has expressed to the Company any confusion or uncertainty about the Company's disclosure approach during that period of time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)

                Exhibit                                                                     Incorporated by
                Number                             Description                                Reference to
                ------                             -----------                              ---------------
                 31.1      Certification of Chief Executive Officer Pursuant to Section
                           302 of the Sarbanes-Oxley Act of 2002

                 31.2      Certification of Chief Financial Officer Pursuant to Section
                           302 of the Sarbanes-Oxley Act of 2002

                 32.1      Certification of Chief Executive Officer Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

                 32.2      Certification of Chief Financial Officer Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

      (b)       Reports on Form 8-K

                Filing        Date        Item Reported                    Information Reported
                  8-K       5/14/04       Item 5 - Other    Announcement of subpoena from SEC pursuant to
                                            Events and      investigation of an affiliate of EZCORP, Inc.
                                          Regulation FD
                                            Disclosure

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

                                  EXHIBIT INDEX


 Exhibit                                               Incorporated by
 Number                      Description                Reference to       Page
  31.1      Certification of Chief Executive                                26
            Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  31.2      Certification of Chief Financial                                27
            Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  32.1      Certification of Chief Executive                                28
            Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

  32.2      Certification of Chief Financial                                29
            Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002