Form 10-K/A
period 2003-09-30
EZCORP INC
filed 2004-12-13
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

       Registrant's telephone number, including area code: (512) 314-3400
       ------------------------------------------------------------------
          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
          Securities Registered Pursuant to Section 12(g) of the Act:

                                                     Name of Each Exchange
        Title of Each Class                           on Which Registered
        -------------------                         -----------------------
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

================================================================================

================================================================================

                                  EZCORP, INC.
                         YEAR ENDED SEPTEMBER 30, 2003
                                  FORM 10-K/A
                               (Amendment No. 2)

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended September 30, 2003 filed on December 24, 2003, as previously amended by Amendment No. 1 on Form 10-K/A filed on November 26, 2004 (our "Original Filing"). EZCORP, Inc. (the "Company") has filed this Amendment to replace the Company's Report of Independent Registered Public Accounting Firm (the "Audit Report") contained in the Original Filing with a revised Audit Report containing no reference to other auditors. The Audit Report in our Original Filing contained a reference to Solomon Hare LLP's report on its audit of Albemarle & Bond Holding PLC ("A&B"), performed in accordance with auditing standards generally accepted in the United Kingdom. After filing the Original Filing, the Company determined that for the report of our Independent Registered Public Accounting Firm to refer to the audit report on A&B, A&B's audit would need to be performed in accordance with auditing standards generally accepted in the United States. Accordingly the Company's Independent Registered Public Accounting Firm has reissued its Audit Report with no reference to any other auditor's report. We have also removed from this filing Exhibit 20.1, the "Independent Auditor's Report to the Shareholders of Albemarle & Bond Holdings PLC."

Other than replacing the Audit Report, removing Solomon Hare's report on its audit of A&B, and updating officer certifications required to be currently dated, this Amendment has no effect on the Company's Consolidated Financial Statements or related Notes, or other information as presented in our Original Filing.

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

The following components comprised the Company's net revenues (total revenues less cost of goods sold):

                                                      Fiscal Year Ended September 30,
                                                      -------------------------------
                                                      2001          2002         2003
                                                      ----          ----         ----
Pawn service charges                                   51%           51%          48%
Gross profit from merchandise sales                    47%           41%          38%
Gross profit (loss) from jewelry scrapping             (1%)           -            3%
Payday loan service charges                             2%            7%          10%
Fee revenue                                             1%            1%           1%
                                                      ---           ---          ---
Net revenues                                          100%          100%         100%

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

The table below shows the dollar amount of pawn loan activity by the Company for the fiscal years ended September 30, 2001, 2002 and 2003:

                                                                    Fiscal Year Ended September 30,
                                                                    -------------------------------
                                                                    2001          2002          2003
                                                                    ----          ----          ----
                                                                          (Dollars in millions)
Loans made or renewed                                              $ 185.1        $ 189.0       $ 185.8
Loans repaid or renewed                                             (113.8)        (113.7)       (113.4)
Loans forfeited                                                      (71.1)         (73.2)        (73.7)
                                                                   -------        -------       -------
Net increase (decrease) in pawn loans outstanding at the end
 of the year                                                       $   0.2        $   2.1       $  (1.3)

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

             SCHEDULE OF APPLICABLE LOAN SERVICE CHARGES FOR TEXAS

    Amount Financed per Pawn Loan
    -----------------------------                     Maximum
 July 1, 2002 to      July 1, 2003 to            Allowable Annual
  June 30, 2003        June 30, 2004            Pawn Service Charge
  -------------        -------------            -------------------
       $1 to $150           $1 to $153                 240%
      $151-$1,000        $154 - $1,020                 180%
    $1,001-$1,500      $1,021 - $1,530                  30%
$1,501 to $12,500    $1,531 to $12,750                  12%

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

                                         Fiscal Year Ended September 30,
                                         -------------------------------
                                         2001          2002         2003
                                         ----          ----         ----
Forfeited pawn loan collateral            91%           89%          87%
Purchases from customers                   9%           11%          13%

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

STRATEGIC INVESTMENT

In 1998, the Company acquired 29.5% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"). The Company's interest was 28.9% at June 30, 2003, the most recent date for which A&B has published results. As its largest shareholder, the Company and its affiliates hold three seats on A&B's board of directors. A&B is a publicly traded company based in Bristol, England and trades on the Alternative Investment Market of the London Stock Exchange. At June 30, 2003, A&B operated 53 locations in the United Kingdom that offer pawn loans, payday loans, check cashing, and retail jewelry. For A&B's 2003 fiscal year, which ended June 30, 2003, A&B's operating profit increased 18% over the prior year to approximately (Pound) 4.9 million ($7.8 million).

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

Below is a summary of changes in the number of store locations during Fiscal 2001, 2002, and 2003. Included in the new stores opened in 2003 are two "store within a store" Mono-line payday loan stores adjoining existing pawnshop locations:

                                                         Fiscal Year Ended September 30,
                                                         -------------------------------
                                                         2001          2002         2003
                                                         ----          ----         ----
Store count at beginning of fiscal year                   313           283          280
New stores opened                                           -             -            4
Stores closed pursuant to restructuring plan              (24)            -            -
Stores closed or consolidated                              (1)           (1)           -
Stores sold as operating businesses                        (5)           (2)           -
                                                          ---           ---          ---
Store count at end of fiscal year                         283           280          284
                                                          ===           ===          ===

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

The following table presents the metropolitan areas or regions (as defined by the Company) generally served by the Company and the number of locations serving each market as of September 30, 2003:

                                                 Number of
                                                 Stores in
        Region/Area                              Each Area
        -----------                              ---------
Texas:
          Houston                                    59
          Valley                                     26
          San Antonio                                21
          Central and Northeast                      15
          Laredo Area                                15
          North Texas                                15
          Austin Area                                11
          Dallas                                     11
          Panhandle                                   5
          Corpus Christi                              7
                                                    ---
             Total Texas                            185

Colorado:
          Denver Area                                17
          Colorado Springs Area                       5
          Pueblo                                      2
                                                    ---
             Total Colorado                          24

Oklahoma:
          Tulsa Area                                 10
          Oklahoma City Area                          8
          Other Areas                                 2
                                                    ---
             Total Oklahoma                          20

Florida:
          Tampa                                       9
          Orlando                                     5
          Other Areas                                 4
                                                    ---
             Total Florida                           18

Indiana:
          Indianapolis Area                           9
          Fort Wayne Area                             3
          Other Areas                                 3
                                                    ---
             Total Indiana                           15

Alabama:
          Birmingham Area                             5
          Mobile                                      2
          Other Areas                                 1
                                                    ---
             Total Alabama                            8

Nevada:
         Las Vegas                                    4
                                                    ---
            Total Nevada                              4


                                                 Number of
                                                 Stores in
Region/Area                                      Each Area
-----------                                      ---------
Tennessee:
          Memphis                                     3
                                                    ---
             Total Tennessee                          3

Louisiana:
         New Orleans Area                             2
         Other Areas                                  1
                                                    ---
            Total Louisiana                           3

  Mississippi:
         Jackson                                      2
         Other Areas                                  1
                                                    ---
            Total Mississippi                         3

Arkansas:
         West Helena                                  1
                                                    ---
            Total Arkansas                            1
                                                    ---

            Total Company                           284
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and the notes thereto included elsewhere in this Form 10-K:

                            SELECTED FINANCIAL DATA

                                                                                Fiscal Years Ended September 30
                                                                                -------------------------------
                                                                1999           2000            2001           2002           2003
                                                                ----           ----            ----           ----           ----
                                                                   (Amounts in thousands, except per share and store figures)
                                                               (a)(b)          (b)             (b)            (b)
Operating Data:
Sales                                                         $129,275       $138,850        $128,637       $131,046       $134,591
Pawn service charges                                           101,892         57,475          54,666         56,676         58,175
Payday loan service charges                                          -              -           2,142          8,251         12,538
Other                                                              802          1,074             725            925          1,045
                                                              --------       --------        --------       --------       --------
Total revenues                                                 231,969        197,399         186,170        196,898        206,349
Cost of goods sold                                             113,824         88,054          79,089         84,936         86,100
                                                              --------       --------        --------       --------       --------
Net revenues                                                   118,145        109,345         107,081        111,962        120,249
Store operating expenses                                        81,963         85,513          75,245         78,265         85,373
Corporate administrative expenses                               14,387         19,324          14,043         15,619         17,008
Depreciation and amortization                                    9,435         10,255          10,808         10,087          8,775
Restructuring expense                                                -         10,572            (696)             -              -
Interest expense                                                 3,691          6,201           8,245          4,770          2,006
Equity in net income of unconsolidated affiliate                  (304)          (225)           (267)          (604)        (1,412)
(Gain) loss on sale of assets                                      268           (280)            413            327            170
Impairment of investment                                             -              -               -              -          1,100
                                                              --------       --------        --------       --------       --------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle                      8,705        (22,015)           (710)         3,498          7,229
Income tax expense (benefit)                                     3,220         (3,785)           (142)         1,294         (1,170)
                                                              --------       --------        --------       --------       --------
Income (loss) before cumulative effect of change in
   accounting principle                                          5,485        (18,230)           (568)         2,204          8,399
Cumulative effect of change in accounting principle                  -        (14,344)              -              -         (8,037)
                                                              --------       --------        --------       --------       --------
Net income (loss)                                             $  5,485       $(32,574)       $   (568)      $  2,204       $    362
                                                              ========       ========        ========       ========       ========

 Earnings (loss) per common share, assuming dilution          $   0.46       $  (2.71)       $  (0.05)      $  0.18        $   0.03

   Cash dividends per common share                            $   0.05       $  0.025        $      -       $      -       $      -

   Weighted average common shares and
        share equivalents, assuming dilution                    12,008         12,017          12,104         12,292         12,552

Stores operated at end of period                                   331            313             283            280            284

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

                                                            September 30
                                                            ------------
                                  1999            2000           2001            2002           2003
                                  ----            ----           ----            ----           ----
BALANCE SHEET DATA:
Pawn loans                      $ 53,940        $ 46,916       $ 47,144        $ 49,248        $ 47,955
Payday loans                           -              33          1,250           2,326           3,630
Inventory                         58,241          35,660         34,231          32,097          29,755
Working capital                  125,575          72,498         75,334          86,425          90,885
Total assets                     234,077         203,793        178,560         165,970         153,690
Long-term debt                    83,123          81,112         60,192          42,245          31,000
Stockholders' equity             135,685         102,671        101,957         104,544         105,478

                                                                     Fiscal Years Ended September 30
                                                                     -------------------------------
Pro forma amounts assuming the new accounting
   principles are applied retroactively:                 1999           2000            2001           2002            2003
                                                         ----           ----            ----           ----            ----
      Net income (loss):                              $  2,463       $ (17,515)       $    129       $  2,901        $  8,399
      Net income (loss) per diluted share                 0.21           (1.46)           0.01           0.24            0.67
      Total assets                                     206,074         192,473         167,172        155,193         154,062

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

                             SUMMARY FINANCIAL DATA

                                                                          Fiscal Years Ended September 30
                                                                          -------------------------------
                                                                        2001            2002            2003
                                                                        ----            ----            ----
                                                                     (Dollars in thousands, except as indicated)
OPERATIONS:
             Sales                                                    $128,637        $131,046        $134,591
             Pawn service charges                                       54,666          56,676          58,175
             Payday loan service charges                                 2,142           8,251          12,538
             Other                                                         725             925           1,045
                                                                      --------        --------        --------
               Total revenues                                          186,170         196,898         206,349
             Cost of sales                                              79,089          84,936          86,100
                                                                      --------        --------        --------
               Net revenues                                            107,081         111,962         120,249

             Restructuring expense                                        (696)              -               -

             Income (loss) before cumulative effect of a change in
                  accounting principle                                    (568)          2,204           8,399
             Cumulative effect of adopting new accounting
                  principle, net of tax                                      -               -          (8,037)
                                                                      --------        --------        --------
             Net income (loss)                                        $   (568)       $  2,204        $    362
                                                                      ========        ========        ========
OTHER DATA:
             Gross margin                                                 38.5%           35.2%           36.0%
             Average annual inventory turnover                             2.2x            2.6x            2.7x
             Average inventory per pawn location at year end          $    121        $    115        $    106
             Average pawn loan balance per pawn location at year end  $    167        $    176        $    171
             Average pawn loan at year end (whole dollars)            $     73        $     73        $     71
             Average yield on pawn loan portfolio                          120%            123%            126%
             Pawn loan redemption rate                                      76%             76%             76%

EXPENSES AND INCOME AS A PERCENTAGE OF NET REVENUE (%):
                 Store operating                                          70.3            69.9            71.0
                 Administrative                                           13.1            14.0            14.1
                 Depreciation and amortization                            10.1             9.0             7.3
                 Interest                                                  7.7             4.3             1.7
                 Income (loss) before income taxes                        (0.1)            3.1             6.0
                 Income (loss) before cumulative effect                   (0.5)            2.0             7.0

STORES IN OPERATION:
                 Beginning of year                                         313             283             280
                 New openings                                                -               -               4
                 Sold, combined, or closed                                 (30)             (3)              -
                                                                      --------        --------        --------
                 End of year                                               283             280             284
                 Average number of locations during the year               292             281             280

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

Below is a summary of Fiscal 2002 and 2003 sales and margins:

                                                    Fiscal Year Ended September 30,
                                                    -------------------------------
                                                        2002           2003
                                                        ----           ----
                                                       (Dollars in millions)
Merchandise sales                                     $ 112.0        $ 113.8
Jewelry scrapping sales                                  19.0           20.8
                                                      -------        -------
Total sales                                             131.0          134.6

Gross profit on merchandise sales                     $  45.8        $  45.2
Gross profit on jewelry scrapping sales                   0.3            3.3

Gross margin on merchandise sales                        40.9%          39.7%
Gross margin on jewelry scrapping sales                   1.6%          15.9%
Overall gross margin                                     35.2%          36.0%

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

Payday loan data are as follows for Fiscal 2002 and 2003:

                                                                                     Fiscal Year Ended September 30,
                                                                                     -------------------------------
                                                                                        2002              2003
                                                                                        ----              ----
                                                                                        (Dollars in thousands)
Service charge revenue                                                                $  8,251          $ 12,538
Bad debt (included in operating expense)                                                (3,138)           (3,551)
Other direct transaction expenses (included in operating expense)                         (802)           (1,134)
Collection and call center costs (included in administrative expense)                     (382)             (650)
                                                                                      --------          --------
Contribution to operating income                                                         3,929             7,203

Average payday loan balance outstanding during year                                      1,596             2,763
Payday loan balance at end of year                                                       2,326             3,630
Average loan balance per participating location at end of year                            10.2              15.8
Participating locations at end of year (whole numbers)                                     229               230
Net default rate (defaults net of collections, measured as a percent of loans made)
                                                                                           6.9%              5.0%

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

                                                        Fiscal Year Ended September 30,
                                                        -------------------------------
                                                              2001           2002
                                                              ----           ----
                                                             (Dollars in millions)
Merchandise sales                                           $ 115.0        $ 112.0
Jewelry scrapping sales                                        13.6           19.0
                                                            -------        -------
Total sales                                                   128.6          131.0

Gross profit on merchandise sales                           $  50.3        $  45.8
Gross profit (loss) on jewelry scrapping sales                 (0.7)           0.3

Gross margin on merchandise sales                              43.7%          40.9%
Gross margin on jewelry scrapping sales                        (5.2%)          1.6%
Overall gross margin                                           38.5%          35.2%

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

Payday loan data are as follows for Fiscal 2001 and 2002:

                                                                              Fiscal Year Ended September 30,
                                                                              -------------------------------
                                                                                    2001             2002
                                                                                    ----             ----
                                                                                   (Dollars in thousands)
Service charge revenue                                                            $  2,142         $  8,251
Bad debt (included in operating expense)                                            (1,247)          (3,138)
Other direct transaction expenses (included in operating expense)                     (175)            (802)
Collection and call center costs (included in administrative expense)                    -             (382)
                                                                                  --------         --------
Contribution to operating income                                                       720            3,929

Average payday loan balance outstanding during year                                    430            1,596
Payday loan balance at end of year                                                   1,250            2,326
Average loan balance per participating location at end of year                         6.1             10.2
Participating locations at end of year (whole numbers)                                 205              229
Net default rate (defaults net of collections, measured as a percent of loans made)
                                                                                       8.1%             6.9%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Registered Public Accounting Firm                                                36

Consolidated Financial Statements:

             Consolidated Balance Sheets as of September 30, 2002 and 2003                             37

             Consolidated Statements of Operations for each of the Three Fiscal Years
             Ended September 30, 2003                                                                  38

             Consolidated Statements of Cash Flows for each of the Three Fiscal Years
             Ended September 30, 2003                                                                  39

             Consolidated Statements of Stockholders' Equity for each of the Three Fiscal Years
             Ended September 30, 2003                                                                  40

             Notes to Consolidated Financial Statements                                                41

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

As discussed in Note B to the consolidated financial statements, effective October 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles." Also, as described in Note Q, the consolidated statements of cash flows for the three years ended September 30, 2003 have been restated.

/s/ ERNST & YOUNG LLP

Austin, Texas
December 7, 2004

                          CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,
                                                                                     -------------
                                                                                    2002        2003
                                                                                    ----        ----
                                                                                     (In thousands)
Assets:
              Current assets:
                 Cash and cash equivalents                                        $   1,492   $   2,496
                 Pawn loans                                                          49,248      47,955
                 Payday loans                                                         2,326       3,630
                 Pawn service charges receivable, net                                 8,819       8,990
                 Payday loan service charges receivable, net                            485         735
                 Inventory, net                                                      32,097      29,755
                 Deferred tax asset                                                   6,418       8,163
                 Federal income tax receivable                                          359         328
                 Prepaid expenses and other assets                                    1,898       1,726
                                                                                  ---------   ---------
                                         Total current assets                       103,142     103,778

              Investment in unconsolidated affiliates                                14,406      14,700
              Property and equipment, net                                            32,190      25,369
              Goodwill, net                                                          11,148           -
              Notes receivable from related parties                                   1,522       1,500
              Deferred tax asset - non-current                                            -       4,391
              Other assets, net                                                       3,562       3,952
                                                                                  ---------   ---------
              Total assets                                                        $ 165,970   $ 153,690
                                                                                  =========   =========
Liabilities and stockholders' equity Current liabilities:
                 Current maturities of long-term debt                             $   2,936   $       -
                 Accounts payable and other accrued expenses                         11,615      11,101
                 Customer layaway deposits                                            2,166       1,792
                                                                                  ---------   ---------
                                       Total current liabilities                     16,717      12,893

              Long-term debt, less current maturities                                39,309      31,000
              Deferred tax liability                                                  1,191           -
              Deferred gains and other long-term liabilities                          4,209       4,319
                                                                                  ---------   ---------
                                                Total long-term liabilities          44,709      35,319
              Commitments and contingencies                                               -           -
              Stockholders' equity:
                 Preferred Stock, par value $.01 per share; Authorized
                              5,000,000 shares; none issued and outstanding               -           -
                 Class A Non-voting Common Stock, par value $.01 per share;
                              Authorized 40,000,000 shares; 10,985,675 issued
                              and 10,976,642 outstanding in 2002; 11,006,864
                              issued and 10,997,831 outstanding in 2003                 110         110
                 Class B Voting Common Stock, convertible, par value $.01
                               per share; Authorized 1,198,990 shares; 1,190,057
                               issued and outstanding                                    12          12
                 Additional paid-in capital                                         114,729     115,580
                 Accumulated deficit                                                 (9,523)     (9,161)
                 Less deferred compensation expense                                       -        (784)
                                                                                  ---------   ---------
                                                                                    105,328     105,757
                 Treasury stock, at cost (9,033 shares)                                 (35)        (35)
                 Receivable from stockholder                                           (729)       (729)
                 Accumulated other comprehensive income (loss)                          (20)        485
                                                                                  ---------   ---------
                                            Total stockholders' equity              104,544     105,478
                                                                                  ---------   ---------
              Total liabilities and stockholders' equity                          $ 165,970   $ 153,690
                                                                                  =========   =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years Ended September 30,
                                                                      -------------------------
                                                                  2001          2002           2003
                                                                  ----          ----           ----
                                                               (In thousands, except per share amounts)
Revenues:
   Sales                                                        $ 128,637     $ 131,046     $ 134,591
   Pawn service charges                                            54,666        56,676        58,175
   Payday loan service charges                                      2,142         8,251        12,538
   Other                                                              725           925         1,045
                                                                ---------     ---------     ---------
                          Total revenues                          186,170       196,898       206,349

Costs of goods sold                                                79,089        84,936        86,100
                                                                ---------     ---------     ---------
                           Net revenues                           107,081       111,962       120,249

Operating expenses:
   Operations                                                      75,245        78,265        85,373
   Administrative                                                  14,043        15,619        17,008
   Depreciation                                                    10,085         9,405         8,685
   Amortization                                                       723           682            90
   Restructuring expense (reversal)                                  (696)            -             -
                                                                ---------     ---------     ---------
                            Total operating expenses               99,400       103,971       111,156
                                                                ---------     ---------     ---------

Operating income                                                    7,681         7,991         9,093
Interest expense, net                                               8,245         4,770         2,006
Equity in net income of unconsolidated affiliate                     (267)         (604)       (1,412)
Loss on sale of assets                                                413           327           170
Impairment of investment                                                -             -         1,100
                                                                ---------     ---------     ---------
Income (loss) before income taxes and cumulative effect
     of adopting a new accounting principle                          (710)        3,498         7,229
Income tax expense (benefit)                                         (142)        1,294        (1,170)
                                                                ---------     ---------     ---------
Income (loss) before cumulative effect of adopting a new
     accounting principle                                       $    (568)    $   2,204     $   8,399

Cumulative effect of adopting a new accounting
     principle, net of tax                                              -                      (8,037)
                                                                ---------     ---------     ---------

Net income (loss)                                               $    (568)    $   2,204     $     362
                                                                =========     =========     =========
Income (loss) per common share - basic:
     Income (loss) before cumulative effect of adopting a new
       accounting principle                                     $   (0.05)    $    0.18     $    0.69
     Cumulative effect of adopting a new accounting
       principle, net of tax                                    $       -     $       -     $   (0.66)
                                                                ---------     ---------     ---------

     Net income (loss)                                          $   (0.05)    $    0.18     $    0.03
                                                                =========     =========     =========
Income (loss) per common share - assuming dilution:
     Income (loss) before cumulative effect of adopting a new
       accounting principle                                     $   (0.05)    $    0.18     $    0.67
     Cumulative effect of adopting a new accounting
       principle, net of tax                                    $       -     $       -     $   (0.64)
                                                                ---------     ---------     ---------

     Net income (loss)                                          $   (0.05)    $    0.18     $    0.03
                                                                =========     =========     =========
Weighted average shares outstanding:
   Basic                                                           12,104        12,143        12,181
   Assuming dilution                                               12,104        12,292        12,552

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended September 30,
                                                                        -------------------------
                                                                      2001        2002        2003
                                                                      ----        ----        ----
                                                                    Restated    Restated    Restated
                                                                             (In thousands)
Operating Activities:
   Net income (loss)                                               $     (568)  $   2,204   $     362
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
          Cumulative effect of adopting new accounting principle            -           -       8,037
          Depreciation and amortization                                10,808      10,087       8,775
          Payday loan loss provision                                    1,247       3,138       3,551
          Deferred taxes                                                 (223)        993      (7,327)
          Restructuring expenses                                         (696)          -           -
          Net loss on sale or disposal of assets                          413         327         170
          Impairment of investment                                          -           -       1,100
          Deferred compensation expense                                     6           6           3
          Income from investment in unconsolidated affiliate             (267)       (604)     (1,412)
   Changes in operating assets and liabilities:
          Service charges receivable, net                                (205)       (463)       (421)
          Inventory                                                       432         264         868
          Notes receivable from related parties                         1,567          67          22
          Prepaid expenses, other current assets, and other
           assets, net                                                 (1,559)       (878)      2,803
          Accounts payable and accrued expenses                        (1,800)      2,567        (450)
          Restructuring reserve                                        (1,887)       (183)        (34)
          Customer layaway deposits                                      (251)         85        (374)
          Deferred gains and other long-term liabilities                 (145)       (341)       (363)
          Federal income taxes                                          5,045        (359)         31
                                                                   ----------   ---------   ---------
Net cash provided by operating activities                              11,917      16,910      15,341

Investing Activities:
   Pawn loans made                                                   (163,158)   (167,281)   (163,125)
   Pawn loans repaid                                                   91,872      91,937      90,691
   Recovery of pawn loan principal through sale of forfeited
     collateral                                                        72,055      75,110      75,201
   Payday loans made                                                   (6,226)    (16,600)    (24,051)
   Payday loans repaid                                                  3,762      12,386      19,196
   Additions to property and equipment                                 (4,456)     (2,042)     (2,491)
   Dividends from unconsolidated affiliate                                236         327         523
   Proceeds from sale of assets                                        13,978       6,506         964
                                                                   ----------   ---------   ---------
Net cash provided by (used in) investing activities                     8,063         343      (3,092)

Financing Activities:
   Net payments on bank borrowings                                    (20,920)    (17,947)    (11,245)
                                                                   ----------   ---------   ---------
Net cash used in financing activities                                 (20,920)    (17,947)    (11,245)
                                                                   ----------   ---------   ---------

   Change in cash and equivalents                                        (940)       (694)      1,004
   Cash and equivalents at beginning of period                          3,126       2,186       1,492
                                                                   ----------   ---------   ---------
   Cash and equivalents at end of period                           $    2,186   $   1,492   $   2,496
                                                                   ==========   =========   =========
Cash paid during the periods for:
          Interest                                                 $    7,818   $   3,981   $   3,017
          Income taxes                                             $      320   $     866   $   3,163
Non-cash investing and financing activities:
   Pawn loans forfeited and transferred to inventory               $   71,058   $  73,240   $  73,727
   Deferred gain on sale-leaseback                                 $    3,281   $   1,388   $     506
   Issuance of common stock to 401(k) plan                         $       89   $      60   $      64
   Foreign currency translation adjustment                         $     (241)  $     317   $     505

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Common Stock                                                               Accumulated
                                ------------  Additional  Retained     Deferred              Receivable      Other
                                        Par    Paid In    Earnings/  Compensation  Treasury     From      Comprehensive
                               Shares  Value   Capital    (Deficit)     Expense     Stock    Stockholder  Income (Loss)    Total
                               ------  -----   -------    ---------     -------     -----    -----------  -------------    -----
                                                                          (In thousands)
Balances at Sept. 30, 2000     12,096  $ 121  $  114,569  $ (11,159) $          -  $    (35) $      (729) $         (96) $ 102,671

   Issuance of common
     stock to 401(k) plan          41      -          89          -             -         -            -              -         89
   Amortization of stock
     option compensation            -      -           6          -             -         -            -              -          6
   Foreign currency
      translation adjustment        -      -           -          -             -         -            -           (241)      (241)
   Net loss                         -      -           -       (568)            -         -            -              -       (568)
                                                                                                                         ---------
   Total comprehensive
      loss                          -      -           -          -             -         -            -              -       (809)
                               ------  -----  ----------  ---------  -----------   --------  -----------  -------------  ---------
Balances at Sept. 30, 2001     12,137    121     114,664    (11,727)            -       (35)        (729)          (337)   101,957

   Issuance of common
     stock to 401(k) plan          39      1          59          -             -         -            -              -         60
   Amortization of stock
     option compensation            -      -           6          -             -         -            -              -          6
   Foreign currency
      translation adjustment        -      -           -          -             -         -            -            317        317
   Net income                       -      -           -      2,204             -         -            -              -      2,204
                                                                                                                         ---------
   Total comprehensive
      income                        -      -           -          -             -         -            -              -      2,521
                               ------  -----  ----------  ---------  -----------   --------  -----------  -------------  ---------
Balances at Sept. 30, 2002     12,176    122     114,729     (9,523)            -       (35)        (729)           (20)   104,544

   Issuance of common
     Stock to 401(k) plan          21      -          64          -             -         -            -              -         64
   Amortization of stock
     option compensation            -      -           3          -             -         -            -              -          3
   Issuance of restricted
     shares to employee             -      -         784          -          (784)        -            -              -          -
   Foreign currency
     translation adjustment         -      -           -          -             -         -            -            505        505
   Net income                       -      -           -        362             -         -            -              -        362
                                                                                                                         ---------
   Total comprehensive
      income                        -      -           -          -             -         -            -              -        867
                               ------  -----  ----------  ---------  ------------  --------  -----------  -------------  ---------
Balances at Sept. 30, 2003     12,197  $ 122  $  115,580  $  (9,161) $       (784) $    (35) $      (729) $         485  $ 105,478
                               ======  =====  ==========  =========  ============  ========  ===========  =============  =========

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

                                                                   Years ended September 30,
                                                                   -------------------------
                                                             2001              2002             2003
                                                             ----              ----             ----
                                                           (In thousands, except per share amounts)
Net income (loss), as reported                           $   (568)           $ 2,204        $    362
Less: pro forma compensation expense                          447                505             552
                                                         --------            -------        --------
Net income (loss), pro forma                             $ (1,015)           $ 1,699        $   (190)

Earnings (loss) per share, pro forma - Basic             $  (0.08)           $  0.14        $  (0.02)
Earnings (loss) per share, pro forma - Assuming
   dilution                                              $  (0.08)           $  0.14        $  (0.02)

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

The following table presents the results of the Company on a comparable basis as if SFAS No. 142 had been effective for all periods presented.

                                                                                      Years Ended September 30,
                                                                                      -------------------------
                                                                                     2001        2002       2003
                                                                                     ----        ----       ----
                                                                              (In thousands, except per share amounts)
Net income (loss) as reported                                                      $   (568)   $  2,204    $   362
Goodwill and pawn license amortization, net of tax                                      398         398          -
Amortization of goodwill related to A&B, net of tax                                     299         299          -
Cumulative effect of adopting a new accounting principle, net of tax                      -           -      8,037
                                                                                   --------    --------    -------
Adjusted net income                                                                $    129    $  2,901    $ 8,399

Basic earnings (loss) per share:
    Net income (loss) as reported                                                  $  (0.05)   $   0.18    $  0.03
    Goodwill and pawn license amortization, net of tax                                 0.03        0.03          -
    Amortization of goodwill related to A&B, net of tax                                0.03        0.03          -
    Cumulative effect of adopting new accounting principle, net of tax                    -           -       0.66
                                                                                   --------    --------    -------
    Adjusted net income                                                            $   0.01    $   0.24    $  0.69

Diluted earnings (loss) per share:
    Net income (loss) as reported                                                  $  (0.05)   $   0.18    $  0.03
    Goodwill and pawn license amortization, net of tax                                 0.03        0.03          -
    Amortization of goodwill related to A&B, net of tax                                0.03        0.03          -
    Cumulative effect of adopting a new accounting principle, net of tax                  -           -       0.64
                                                                                   --------    --------    -------
    Adjusted net income                                                            $   0.01    $   0.24    $  0.67
                                                                                   ========    ========    =======

The following table presents the carrying amount for each major class of indefinite-lived intangible asset at the specified dates:

                                                                                       September 30,
                                                                                       -------------
                                                                                     2002        2003
                                                                                     ----        ----
                                                                                      (In thousands)
Goodwill                                                                           $ 11,148    $      -
Pawn licenses                                                                         1,549       1,549
                                                                                   --------    --------
Total                                                                              $ 12,697    $  1,549
                                                                                   ========    ========

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                                       September 30, 2002                       September 30, 2003
                                                  Carrying            Accumulated         Carrying             Accumulated
                                                   Amount             Amortization         Amount              Amortization
                                                   ------             ------------         ------              ------------
                                                                               (In thousands)
License application fees                          $    742            $     530           $    742             $     561
Real estate finders' fees                              554                  210                554                   249
Non-compete agreements                                 388                  199                388                   219
                                                  --------            ---------           --------             ---------
Total                                             $  1,684            $     939           $  1,684             $   1,029
                                                  ========            =========           ========             =========

Total amortization expense from definite-lived intangible assets was approximately $107,000, $72,000, and $90,000 for the years ended September 30, 2001, 2002, and 2003. The following table presents the

Company's estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2003:

                  Amortization
Fiscal Year         Expense
-----------         -------
       (In thousands)
   2004           $     77
   2005                 68
   2006                 67
   2007                 67
   2008                 66

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

NOTE D: EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

                                                                  Years Ended September 30,
                                                                  -------------------------
                                                                  2001       2002      2003
                                                                  ----       ----      ----
                                                                        (In thousands)
Numerator
   Numerator for basic and diluted earnings per share:
          Income (loss) before cumulative effect of adopting
           a new accounting principle                            $  (568)  $  2,204  $  8,399
          Cumulative effect of adopting a new accounting
           principle, net of tax                                       -          -    (8,037)
                                                                 -------   --------  --------
          Net income (loss)                                         (568)     2,204       362
                                                                 =======   ========  ========
Denominator
   Denominator for basic earnings per share:
        Weighted average shares                                   12,104     12,143    12,181
   Effect of dilutive securities:
     Warrants and options                                              -        149       371
                                                                 -------   --------  --------
          Dilutive potential common shares                             -        149       371
                                                                 -------   --------  --------

Denominator for diluted earnings per share: adjusted weighted
average shares and assumed conversions                            12,104     12,292    12,552
                                                                 =======   ========  ========
Basic earnings (loss) per share                                  $ (0.05)  $   0.18  $   0.03
                                                                 =======   ========  ========
Diluted earnings (loss) per share                                $ (0.05)  $   0.18  $   0.03
                                                                 =======   ========  ========

Outstanding options to purchase shares of common stock were as follows:

                                                                   Years Ended September 30,
                                                                   -------------------------
                                                           2001              2002              2003
                                                           ----              ----              ----
Total options outstanding
     Weighted average shares subject to options          1,289,441         1,460,689         2,001,344
     Average exercise price per share                   $     8.57        $     7.70        $     6.14

Anti-dilutive options outstanding
     Weighted average shares subject to options          1,289,441           937,701           910,810
     Average exercise price per share                   $     8.57        $    10.87        $    10.69

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

Below is summarized financial information for A&B's most recently reported results, converted to U.S. dollars using the foreign exchange rates applicable for each of the dates and time periods indicated:

                                                           As of June 30,
                                                           --------------
                                                        2002             2003
                                                        ----             ----
                                                               ($000's)
Current assets                                        $ 30,061        $ 36,145
Noncurrent assets                                        7,122           8,654
                                                      --------        --------
   Total assets                                       $ 37,183        $ 44,799
                                                      ========        ========

Current liabilities                                   $  3,860        $  3,926
Noncurrent liabilities                                  13,035          16,090
Equity shareholders' funds                              20,288          24,783
                                                      --------        --------
   Total liabilities and stockholders' equity         $ 37,183        $ 44,799
                                                      ========        ========

                                                                     Years ended June 30,
                                                                     --------------------
                                                               2001          2002         2003
                                                               ----          ----         ----
                                                                           ($000's)
Turnover (gross revenues)                                    $ 20,927      $ 25,731     $ 32,094
Gross profit                                                   14,594        17,656       22,468
Profit after tax (net income) before change in
accounting policy (a)                                           2,462         3,700        4,827
Profit after tax (net income) after change in accounting
policy (a)                                                      2,462         3,227        4,827

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

NOTE F: PROPERTY AND EQUIPMENT

Major classifications of property and equipment were as follows:

                                            September 30,
                                            -------------
                                        2002             2003
                                        ----             ----
                                           (In thousands)
                                           --------------
Land                                  $    401         $     44
Buildings and improvements              33,252           33,418
Furniture and equipment                 34,678           36,402
Software                                20,908           21,141
Construction in progress                   108               56
                                      --------         --------
Total                                   89,347           91,061

Less accumulated depreciation          (57,157)         (65,692)
                                      --------         --------

                                      $ 32,190         $ 25,369
                                      ========         ========

NOTE G: ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

                                            September 30,
                                            -------------
                                         2002         2003
                                         ----         ----
                                           (In thousands)
Trade accounts payable                 $  2,923     $  1,948
Accrued payroll and related expenses      3,909        4,462
Accrued interest                            889          234
Accrued rent and property taxes           1,285        1,775
Other accrued expenses                    2,609        2,682
                                       --------     --------
                                       $ 11,615     $ 11,101
                                       ========     ========

NOTE H: LONG-TERM DEBT

Long-term debt consisted of:

                                                  September 30,
                                                  -------------
                                                2002        2003
                                                ----        ----
                                                 (In thousands)
Note payable to bank under credit agreement   $ 42,245    $ 31,000

Less current maturities                          2,936           -
                                              --------    --------
                                              $ 39,309    $ 31,000
                                              ========    ========

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

                        SUMMARY OF OPTION PLAN ACTIVITY

                                                             Price Range of
                                     Number of Shares            Shares            Weighted Average
                                     ----------------        --------------        ----------------
Outstanding at September 30, 2000             998,306        $ 2.00 - $21.75       $     10.73
             Granted                          386,800        $ 2.00 - $ 2.41       $      2.01
             Forfeited                       (119,883)       $ 2.00 - $21.75       $      5.10
             Expired                                -                      -                 -
             Exercised                              -                      -                 -
                                            ---------        ---------------       -----------
Outstanding at September 30, 2001           1,265,223        $ 2.00 - $21.75       $      8.60
                                            ---------        ---------------       -----------
             Granted                          236,000        $ 2.00 - $ 3.60       $      2.03
             Forfeited                        (49,500)       $ 2.00 - $21.75       $      3.33
             Expired                                -                      -                 -
             Exercised                              -                      -                 -
                                            ---------        ---------------       -----------
Outstanding at September 30, 2002           1,451,723        $ 2.00 - $21.75       $      7.71
                                            ---------        ---------------       -----------
             Granted                          876,000        $ 2.30 - $ 6.27       $      3.05
             Forfeited                       (200,030)       $ 2.00 - $13.00       $      3.64
             Expired                          (14,700)       $         21.75       $     21.75
             Exercised                              -                      -                 -
                                            ---------        ---------------       -----------
Outstanding at September 30, 2003           2,112,993        $ 2.00 - $15.00       $      6.13
                                            ---------        ---------------       -----------

                          RANGE OF OPTIONS OUTSTANDING

                                                            Weighted                         Exercisable
                                           Weighted          Average                            Shares
                       Number of           Average          Remaining                          Weighted
   Range of              Shares            Exercise        Contractual                        Avg. Exer.
Exercise Prices       Outstanding           Price          Life (Years)     Exercisable         Price
---------------       -----------           -----          ------------     -----------         -----
$ 2.00-$ 4.24          1,160,520           $  2.48             8.27           267,014        $     2.47
  6.27-$ 6.27            139,000           $  6.27             5.33                 -        $        -
$10.00-$10.00            516,500           $ 10.00             5.24            63,200        $    10.00
$12.00-$12.75             68,973           $ 12.34             2.54            68,973        $    12.34
$13.00-$15.00            228,000           $ 13.99             3.26           148,000        $    13.85
------- ------         ---------           -------             ----           -------        ----------
$ 2.00-$15.00          2,112,993           $  6.13             6.61           547,187        $     7.66

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

                                                                             September 30,
                                                                             -------------
                                                                   2001          2002        2003
                                                                   ----          ----        ----
Risk-free interest rate                                             5.50%        2.58%       2.82%
Dividend yield                                                         0%           0%          0%
Volatility factor of the expected market price of the
    Company's common stock                                         1.490         0.99        0.56
Expected life of the options                                     5 years      5 years     5 years
Weighted average fair value of options granted:
    Exercise price greater than market value at date of grant    $  0.99      $  1.19     $  1.47
    Exercise price equal to market value at date of grant        $     -      $  2.32     $  2.33
    Exercise price less than market value on the date of grant   $  2.30      $     -     $     -

Shares of reserved common stock at September 30, 2003, were as follows:

                                          Class A              Class B
                                          -------              -------
Stock compensation plans                 1,971,973                   -
Stock warrants                              23,579               4,074
Conversion of Class B Common Stock       1,198,990                   -
                                         ---------               -----
                                         3,194,542               4,074
                                         =========               =====

Pro forma information regarding net income (loss) is presented in Note A.

NOTE J: INCOME TAXES

The income tax provision (benefit) attributable to continuing operations is as follows:

                             Years Ended September 30,
                             -------------------------
                              2001     2002      2003
                              ----     ----      ----
                                  (In thousands)
Current
     Federal                 $    -   $  301   $  3,046
     State                        -        -          -
                             ------   ------   --------
                                  -      301      3,046
Deferred
     Federal                   (142)     993     (4,216)
     State                        -        -          -
                             ------   ------   --------
                             $ (142)  $1,294   $ (1,170)
                             ======   ======   ========

The income tax provision (benefit) is included in the financial statements as follows:

                                                       Years Ended September 30,
                                                       -------------------------
                                                     2001        2002         2003
                                                     ----        ----         ----
                                                            (In thousands)
Continuing operations                              $  (142)    $  1,294    $ (1,170)
Cumulative effect of adopting a new accounting
  principle                                              -            -      (3,111)
                                                   -------     --------    --------
                                                   $  (142)    $  1,294    $ (4,281)
                                                   =======     ========    ========

A reconciliation of income taxes calculated at the statutory rate and the provision (benefit) for income taxes attributable to continuing operations is as follows:

                                                      Years Ended September 30,
                                                      -------------------------
                                                 2001           2002            2003
                                                 ----           ----            ----
                                                           (In thousands)
Income taxes at the federal statutory rate     $  (242)        $ 1,189        $  2,458
State income tax, net of federal benefit             -               -               -
Change in valuation allowance                        -               -          (3,700)
Other                                              100             105              72
                                               -------         -------        --------
                                               $  (142)        $ 1,294        $ (1,170)
                                               =======         =======        ========

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                         2002          2003
                                                         ----          ----
                                                           (In thousands)
Deferred tax liabilities:
   Tax over book amortization                          $  6,210      $  3,962
   Prepaid expenses                                         199           576
   Other                                                    322             -
                                                       --------      --------
Total deferred tax liabilities                            6,731         4,538

Deferred tax assets:
   Book over tax depreciation                             6,921         8,481
   Tax over book inventory                                5,955         5,671
   Accrued liabilities                                      252           480
   Provision for store closings and related charges          11             -
   Pawn service charge receivable                         2,271         2,142
   Tax carry-forwards                                       248           248
   Other                                                      -            70
                                                       --------      --------
Total deferred tax assets                                15,658        17,092
                                                       --------      --------
Net deferred tax asset                                    8,927        12,554
Valuation allowance                                      (3,700)            -
                                                       --------      --------
Net deferred taxes                                     $  5,227      $ 12,554
                                                       ========      ========

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

The table below summarizes the retainer and expense reimbursements for out-of-pocket expenses paid to Morgan Schiff by the Company during Fiscal 2001, 2002, and 2003 (in $000's):

                                2001           2002          2003
                                ----           ----          ----
Monthly retainer              $     -        $     -       $   367
Expense reimbursements            426            498           400
                              -------        -------       -------
Total                         $   426        $   498       $   767
                              =======        =======       =======

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

NOTE L: LEASES

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

       (In thousands)
       --------------
   2004          $  11,712
   2005              9,753
   2006              8,291
   2007              6,560
   2008              4,401
Thereafter          25,164
                 ---------
                 $  65,881
                 =========

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

NOTE P: QUARTERLY INFORMATION (UNAUDITED)

                                                                    Year Ended September 30
                                                                    -----------------------
                                                            First      Second       Third      Fourth
                                                            -----      ------       -----      ------
                                                           Quarter     Quarter     Quarter     Quarter
                                                           -------     -------     -------     -------
                                                            (In thousands, except per share amounts)
FISCAL 2003

Total revenues                                            $  53,199   $  53,022   $  46,903   $  53,225
Net revenues                                                 31,879      30,350      27,189      30,831
Net income before cumulative effect of adopting a new
   accounting principle                                       2,285       1,498          53       4,563
Cumulative effect of change in accounting principle          (8,037)          -           -           -
Net income (loss)                                            (5,752)      1,498          53       4,563

Income (loss) per common share, basic
Net income before cumulative effect of adopting a new
   accounting principle                                   $    0.19   $    0.12   $    0.00   $    0.37
Net income (loss)                                             (0.47)       0.12        0.00        0.37

Income (loss) per common share, assuming dilution
Net income before cumulative effect of adopting a new
    accounting principle                                  $    0.18   $    0.12   $    0.00    $   0.36
Net income (loss)                                             (0.47)       0.12        0.00        0.36

FISCAL 2002

Total revenues                                            $  54,582   $  47,481   $  43,140   $  51,695
Net revenues                                                 31,412      27,661      25,539      27,350
Net income (loss)                                             1,372       1,094        (513)        251

Net income (loss) per share                               $    0.11   $    0.09   $   (0.04)  $    0.02

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

A summary of the effects of these corrections is as follows:

                                                                  Year Ended September 30, 2001
                                                                  -----------------------------
                                                       As Previously
                                                         Reported           Adjustments       As Restated
                                                         --------           -----------       -----------
                                                                          (in thousands)
Net cash provided by operating activities                $ 11,667             $  250           $ 11,917
Net cash provided by (used in) investing activities         8,313               (250)             8,063
Net cash used in financing activities                     (20,920)                              (20,920)
                                                         --------                              --------
Change in cash and cash equivalents                          (940)                                 (940)
Cash and equivalents at beginning of period                 3,126                                 3,126
                                                         --------             ------           --------
Cash and equivalents at end of period                    $  2,186             $    -           $  2,186
                                                         ========             ======           ========

                                                                  Year Ended September 30, 2002
                                                                  -----------------------------
                                                       As Previously
                                                          Reported          Adjustments       As Restated
                                                          --------          -----------       -----------
                                                                          (in thousands)
Net cash provided by operating activities                $ 15,642            $  1,268          $  16,910
Net cash provided by (used in) investing activities         1,611              (1,268)               343
Net cash used in financing activities                     (17,947)                               (17,947)
                                                         --------                              ---------
Change in cash and cash equivalents                          (694)                                  (694)
Cash and equivalents at beginning of period                 2,186                                  2,186
                                                         --------            --------          ---------
Cash and equivalents at end of period                    $  1,492            $      -          $   1,492
                                                         ========            ========          =========

                                                                   Year Ended September 30, 2003
                                                                   -----------------------------
                                                       As Previously
                                                          Reported           Adjustments      As Restated
                                                          --------           -----------      -----------
                                                                          (in thousands)
Net cash provided by operating activities                $ 13,264             $  2,077         $  15.341
Net cash provided by (used in) investing activities        (1,015)              (2,077)           (3,092)
Net cash used in financing activities                     (11,245)                               (11,245)
                                                         --------                              ---------
Change in cash and cash equivalents                         1,004                                  1,004
Cash and equivalents at beginning of period                 1,492                                  1,492
                                                         --------             --------         ---------
Cash and equivalents at end of period                    $  2,496             $      -         $   2,496
                                                         ========             ========         =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

The Company restated its Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001. For a description of the restatement of the Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on Page 2 of Amendment No. 1 to this Form 10-K/A, filed November 26, 2004.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of November 21, 2003 were as follows:

Name                           Age     Title
----                           ---     -----
Sterling B. Brinkley (1)        51     Chairman of the Board of Directors
Joseph L. Rotunda (1) (3)       56     President, Chief Executive Officer, and Director
Dan N. Tonissen (1) (3)         53     Senior Vice President, Chief Financial Officer, Assistant
                                       Secretary, and Director
Gary C. Matzner (4)             55     Director
Mark C. Pickup (2) (4)          53     Director
Richard D. Sage (2) (4)         63     Director

Robert F. Bloom                 52     Vice President of Operations Administration
Daniel M. Chism                 35     Controller and Assistant Secretary
Robert A. Kasenter              57     Vice President of Human Resources
John R. Kissick                 61     Vice President of Strategic Development
Connie L. Kondik                39     Vice President, Secretary, and General Counsel
Michael Volpe                   39     Vice President of Store Operations
Tom B. Young                    54     Vice President and Chief Information Officer

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

                                                                                 Long Term
                                                                                Compensation
                                                      Annual Compensation        Restricted     All other
                                                    Salary    Bonus     Other   Stock Awards   Compensation
Name and Principal Position                 Year     ($)       ($)      ($)       ($)(1)          ($)(2)
---------------------------                 ----     ---       ---      ---       ------          ------
Sterling B. Brinkley                        2001    25,472    87,000   81,605              -          1,669
Chairman of the Board                       2002   260,384    34,486        -              -          1,332
                                            2003   373,365    31,800        -        783,750          1,349

Joseph L. Rotunda                           2001   400,000    78,298   75,852              -          2,622
President, Chief Executive Officer and      2002   437,692   409,680   87,417              -          1,512
Director (3)                                2003   469,154   538,318   74,812              -          1,475

Dan N. Tonissen                             2001   240,000         -   28,018              -          1,830
Senior Vice President, Chief Financial      2002   249,615    70,875        -              -          1,134
Officer, Assistant Secretary and Director   2003   259,577   102,050        -              -            819

Robert F. Bloom                             2001   161,539         -        -              -          1,179
Vice President                              2002   167,753    41,076        -              -            762
                                            2003   172,789    56,874        -              -            551

Daniel M. Chism                             2001   129,810         -        -              -            313
Controller and Assistant Secretary          2002   133,782    33,475        -              -            626
                                            2003   137,827    39,095        -              -            439

Tom B. Young                                2001   126,780         -        -              -            590
Vice President and Chief Information        2002   131,803    38,016        -              -            990
Officer (4)                                 2003   135,831    52,360   42,347              -          1,159

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

                                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                              INDIVIDUAL GRANTS

                                               %of Total
                                Number of       Options/
                                Securities        SARs       Exercise                 Potential Realizable Value
                                Underlying     Granted to       or                    At Assumed Annual Rates of
                                 Options/      Employees       Base                  Stock Price Appreciation for
                                   SARs           in          Price     Expiration         Option Term (2)
Name                           Granted (1)    Fiscal Year     ($/Sh)       Date            5%            10%
----                           -----------    -----------     ------       ----      -----------   -----------
Sterling B. Brinkley
Chairman of the Board (3)        100,000           11%        $ 6.27     9/17/2013      $394,317      $999,277

Joseph L. Rotunda
President, Chief Executive
Officer and Director             150,000           17%        $ 2.57    10/30/2012      $176,469      $509,341

Dan N. Tonissen
Senior Vice President, Chief
Financial Officer, Assistant
Secretary and Director           100,000           11%        $ 2.57    10/30/2012      $117,646      $339,561

Robert F. Bloom
Vice President of Operations
Administration                   100,000           11%        $ 2.57    10/30/2012      $117,646      $339,561

                                               %of Total
                                Number of       Options/
                                Securities        SARs       Exercise                 Potential Realizable Value
                                Underlying     Granted to       or                    At Assumed Annual Rates of
                                 Options/      Employees       Base                  Stock Price Appreciation for
                                   SARs           in          Price     Expiration         Option Term (2)
Name                           Granted (1)    Fiscal Year     ($/Sh)       Date            5%            10%
----                           -----------    -----------     ------       ----      -----------   -----------
Daniel M. Chism
Controller and                     2,000           0%         $ 6.27     9/17/2013      $  7,886      $ 19,986
Assistant Secretary                7,000           1%         $ 2.57    10/01/2012      $ 11,086      $ 28,308

Tom B. Young
Vice President and Chief
Information Officer               50,000           6%         $ 2.57    10/30/2012      $ 58,823      $169,780

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

                                             Shares                       Number of Securities           Value of Unexercised
                                            Acquired                     Underlying Unexercised              In-the-Money
                                               On          Value             Options/SARs at                Options/SARs at
                                            Exercise      Realized             FY-End (#)                    FY-End ($)(1)
Name                                           (#)          ($)         Exercisable/Unexercisable      Exercisable/Unexercisable
Sterling B. Brinkley
Chairman of the Board                           -            -               125,000/450,000                      -/-

Joseph L. Rotunda
President, Chief Executive Officer
and Director                                    -            -               253,334/296,666               $648,003/$798,497

Dan N. Tonissen
Senior Vice President, Chief
Financial Officer, Assistant                    -            -                58,313/216,000               $ 16,320/$416,280
Secretary and Director

Robert F. Bloom
Vice President of Operations
Administration                                  -            -                14,000/126,000               $ 45,120/$ 98,080

Daniel M. Chism
Controller and Assistant Secretary              -            -                 11,400/19,600               $ 13,872/$ 59,658

Tom B. Young
Vice President and Chief
Information Officer                             -            -                 14,000/76,000               $ 45,120/$273,580


(1) Values stated are based upon the closing price of $6.08 per share of the Company's Class A Common Stock on The NASDAQ Stock Market on September 30, 2003, the last trading day of the fiscal year.

COMPENSATION PURSUANT TO PLANS

STOCK INCENTIVE PLAN

The Company's 1991 Incentive Stock Option Plan (the "1991 Plan") provides for
(i) the granting of incentive stock options to purchase Class A Common Stock,
(ii) the granting of nonqualified stock options to purchase Class A Common Stock, (iii) the granting of stock appreciation rights ("SARs"), and (iv) the granting of limited stock appreciation rights ("LSARs") .

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

                                                   Class A Non-Voting       Class B Voting
                                                      Common Stock           Common Stock
    Name and Address of the                           ------------           ------------       Voting
      Beneficial Owners(a)                         Number      Percent      Number   Percent    Percent
      --------------------                         ------      -------      ------   -------    -------
MS Pawn Limited Partnership (b) (g)             1,388,857(h)  11.39%(h)   1,194,131     100%        100%
MS Pawn Corporation
Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York  10022

Sterling B. Brinkley (c)                             325,615      2.93%           -        -           -
350 Park Avenue, 8th Floor
New York, New York  10022

Joseph L. Rotunda (d)                                343,500      3.03%           -        -           -
1901 Capital Parkway
Austin, TX 78746

Dan N. Tonissen (e)                                   82,313      0.74%           -        -           -
1901 Capital Parkway
Austin, Texas  78746

Gary Matzner (m)                                         600      0.01%           -        -           -
2601 S. Batshore Dr.
Miami, Florida  33133

Mark C. Pickup (l)                                     5,600      0.05%           -        -           -
6734 Corte Segunda
Martinez, California  94553

Richard D. Sage (n)                                    1,831      0.02%           -        -           -
13636 Deering Bay Drive
Coral Gables, Florida  33158

Robert F. Bloom (i)                                   38,000      0.34%           -        -           -
1901 Capital Parkway
Austin, Texas  78746

Daniel M. Chism (j)                                   15,200      0.14%           -        -           -
1901 Capital Parkway
Austin, Texas  78746

Tom B. Young (k)                                      28,000      0.25%           -        -           -
1901 Capital Parkway
Austin, Texas  78746

All officers and directors as a group (b) (f)        869,459      7.46%           -        -           -

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

Securities authorized under equity compensation plans as of September 30, 2003, were as follows:

                                 Number of Securities                            Number of Securities Remaining
                                   to be Issued Upon     Weighted Average     Available for Future Issuance Under
                                      Exercise of        Exercise Price of    Equity Compensation Plans (Excluding
                                  Outstanding Options   Outstanding Option    Securities Reflected in Column (a))
         Plan Category                    (a)                   (b)                           (c)
-----------------------------    --------------------   ------------------    ------------------------------------
Equity compensation plans
approved by security holders         2,112,993               $    6.13                       236,000

Equity compensation plans not
approved by security holders                 -                       -                             -
                                     ---------               ---------                     ---------
Total                                2,112,993               $    6.13                       236,000
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

The table below summarizes the retainer and expense reimbursements for out-of-pocket expenses paid to Morgan Schiff by the Company during Fiscal 2001, 2002, and 2003 (in $000's):

                             2001        2002        2003
                             ----        ----        ----
Monthly retainer             $  -        $  -        $367
Expense reimbursements        426         498         400
                             ----        ----        ----
Total                        $426        $498        $767
                             ====        ====        ====

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has paid the following fees to Ernst & Young LLP for services provided during the years ended September 30, 2002 and 2003:

                                      Years Ended September 30,
                                      -------------------------
                                        2002            2003
                                      --------        ---------
Audit fees                            $258,000        $263,000
Audit related fees                           -           7,000
Tax fees:
      Tax compliance                    45,000          75,000
      Tax consulting                    34,190          44,010
      Assistance with IRS exam          71,120          82,835
All other fees                           2,480           3,500
                                      --------        --------
Total fees for services               $410,790        $475,345
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

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

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

                          EZCORP, INC. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION ACCOUNTS
                                  (In millions)

                                                                    ADDITIONS
                                                            ---------------------------
                                            Balance at                                                     Balance
                                            Beginning       Charged to       Charged to                    at End
                Description                 of Period        Expense        Other Accts     Deductions    of Period
--------------------------------------      ----------      ----------      -----------     ----------    ---------
Allowance for valuation of inventory:

Year ended September 30, 2001 .......          $2.2          $ 0.2             $  -            $1.3          $1.1
                                               ----          -----             ----            ----          ----

Year ended September 30, 2002 .......           1.1            0.6                -               -           1.7
                                               ----          -----             ----            ----          ----

Year ended September 30, 2003 .......          $1.7          $ 0.1             $  -            $  -          $1.8
                                               ----          -----             ----            ----          ----

Allowance for uncollectible pawn
 service charges receivable:

Year ended September 30, 2001 .......          $5.7          $ 0.3             $  -            $  -          $6.0
                                               ----          -----             ----            ----          ----

Year ended September 30, 2002 .......           6.0            0.7                -               -           6.7
                                               ----          -----             ----            ----          ----

Year ended September 30, 2003 .......          $6.7          $(0.4)            $  -            $  -          $6.3
                                               ----          -----             ----            ----          ----

Allowance for losses on payday loans:

Year ended September 30, 2001 .......          $  -          $ 1.2             $  -            $1.1          $0.1
                                               ----          -----             ----            ----          ----

Year ended September 30, 2002 .......           0.1            3.1                -             3.1           0.1
                                               ----          -----             ----            ----          ----

Year ended September 30, 2003 .......          $0.1          $ 3.6             $  -            $3.5          $0.2
                                               ----          -----             ----            ----          ----

Allowance for valuation of deferred
 tax assets:

Year ended September 30, 2001 .......          $3.7          $   -             $  -            $  -          $3.7
                                               ----          -----             ----            ----          ----

Year ended September 30, 2002 .......           3.7              -                -               -           3.7
                                               ----          -----             ----            ----          ----

Year ended September 30, 2003 .......          $3.7          $(3.7)            $  -            $  -          $  -
                                               ----          -----             ----            ----          ----

LISTING OF EXHIBITS

See Exhibit Index immediately following signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 13, 2004
By:  /s/ Joseph L. Rotunda
    ----------------------
(Joseph L. Rotunda)
(President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                            Title                            Date
 /s/ Sterling B. Brinkley                       Chairman of the Board                       December 13, 2004
------------------------------
     Sterling B. Brinkley

/s/ Joseph L. Rotunda                           President, Chief Executive                  December 13, 2004
------------------------------                  Officer & Director
    Joseph L. Rotunda                           (Principal Executive Officer)


/s/ Dan N. Tonissen                             Senior Vice President, Chief                December 13, 2004
------------------------------                  Financial Officer, Assistant Secretary
    Dan N. Tonissen                             & Director (Principal Financial and
                                                Accounting Officer)


/s/ Gary C. Matzner                             Director                                    December 13, 2004
------------------------------
    Gary C. Matzner

/s/ Richard D. Sage                             Director                                    December 13, 2004
------------------------------
    Richard D. Sage

                                  EXHIBIT INDEX

                                                      Page Number if                     Incorporated by
Number                    Description                  Filed herein                       Reference to
------         -----------------------------------    --------------       -------------------------------------
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

10.12        Capitalization and Subscription                            Exhibit 10.12 to the Registration
             Agreement between MS Pawn Limited                          Statement on Form S-1 effective
             Partnership ("MS Pawn")                                    August 23, 1991
             and the Company, dated as of July                          (File No. 33-41317)
             25, 1989.

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

10.15        Omitted                                                    N/A

10.16        Junior Subordinated Note due                               Exhibit 10.16 to Registration
             1996 issued July 25, 1989 to Court-                        Statement on Form S-1 effective
             land L. Logue, Sr. in the original                         August 23, 1991
             Principal amount of $238,319.95.                           (File No. 33-41317)

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

10.52        Omitted                                                    N/A

10.53        Omitted                                                    N/A

10.54        Omitted                                                    N/A

10.55        Omitted                                                    N/A

10.56        Omitted                                                    N/A

10.57        Omitted                                                    N/A

10.58        Omitted                                                    N/A

10.59        Omitted                                                    N/A

10.60        Loan Agreement between Sterling B.                         Exhibit 10.60 to Registrant's Annual
             Brinkley and the Company dated                             Report on Form 10-K for the year
             October 7, 1994 (an identical document                     ended September 30, 1995
             exists with respect to                                     (File No. 0-19424)
             Vincent A. Lambiase).

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

-----------
*Filed herewith.