Form 10-K
period 2004-09-30
EZCORP INC
filed 2004-12-14
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                          Name of Each Exchange
      Title of Each Class                                  on Which Registered
      -------------------                                  -------------------
Class A Non-voting Common Stock                          The Nasdaq Stock Market
    $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $112 million, based on the closing price on the NASDAQ Stock Market on March 31, 2004.

As of November 5, 2004, 11,175,168 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                          YEAR ENDED SEPTEMBER 30, 2004
                               INDEX TO FORM 10-K

Item                                                                                            Page
 No.                                                                                             No.
----                                                                                            ----
                                              INTRODUCTION

                                                 PART I

1.       Business                                                                                 3
2.       Properties                                                                              16
3.       Legal Proceedings                                                                       19
4.       Submission of Matters to a Vote of Security Holders                                     19

                                                PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                   20
6.       Selected Financial Data                                                                 21
7.       Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           23
7A.      Qualitative and Quantitative Disclosures About Market Risk                              36
8.       Financial Statements and Supplementary Data                                             37
9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                              62
9A.      Controls and Procedures                                                                 62

                                                PART III

10.      Directors and Executive Officers of the Registrant                                      63
11.      Executive Compensation                                                                  66
12.      Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters                                                                     74
13.      Certain Relationships and Related Party Transactions                                    76
14.      Principal Accounting Fees and Services                                                  78

                                                PART IV

15.      Financial Statement Schedules, Exhibits, and Reports on Form 8-K                        79

Signatures                                                                                       82
Exhibit Index                                                                                    83

                                     PART I

ITEM 1.  BUSINESS

EZCORP, Inc. (the "Company") is a Delaware corporation with its principal executive offices located at 1901 Capital Parkway, Austin, Texas 78746. Its telephone number is (512) 314-3400. Interested parties may access the Company's filings with the Securities and Exchange Commission through a link in the Investor Relations section of the Company's website at www.ezcorp.com. Also available on the Company's website is its Code of Conduct and Ethics. References to the Company include its subsidiaries listed in Exhibit 21.1. The Company is primarily engaged in operating pawnshops and payday loan stores which function as convenient sources of short-term cash and as value-oriented specialty retailers of primarily previously owned merchandise.

The discussion in this section of the report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report.

GENERAL

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans collateralized by tangible personal property, commonly known as pawn loans; by offering short-term non-collateralized loans, often referred to as payday loans; and by purchasing customers' merchandise at its pawnshops. As a result of its pawn lending operations and customer purchases, the Company sells used merchandise to consumers looking for good values.

The Company makes pawn loans in its 280 pawnshops. The income earned on this activity is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company's loans are in amounts that permit pawn service charges of 20% per month or 240% annually. The Company's average pawn loan amount has historically averaged between $70 and $75. In most states in which the Company operates, collateral is held one month with a 60-day grace period, after which the collateral is forfeited. In the years ended September 30, 2002, 2003, and 2004 ("Fiscal 2002", "Fiscal 2003," and "Fiscal 2004"), approximately 76% of the pawn loans made by the Company were redeemed in full or were renewed or extended through the payment of accrued pawn service charges.

Also in its pawnshops, the Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customers' merchandise. The realization of gross profit on sales of inventory primarily depends on the Company's assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the property. During Fiscal 2002, 2003 and 2004, the Company realized gross margins on sales of 35%, 36%, and 39%, respectively.

As of September 30, 2004, the Company offered unsecured payday loans in 162 of its pawnshops, in 125 EZMONEY payday loan stores which offer only payday loans ("Mono-line" stores), and in an Austin, Texas based payday loan call center. Introduced to most of its pawnshops in March 2001, this product continues to mature as the customer base grows. During Fiscal 2004, the Company opened 121 Mono-line stores. Of these Mono-line stores, 93 adjoin existing EZPAWN store locations but have a different entrance, signage, decor, and staffing. Even though they adjoin an EZPAWN, the EZMONEY Mono-line store is a separate business from the customers' point of view. The Company refers to these as "adjoined stores".

Payday loans are made based on a limited review of several factors, including a customer's employment and check-writing history, and generally are made for periods of less than 30 days, averaging about 17 days. The service charge for these loans ranges between $15 and $30 per $100 loaned. The average payday loan amount is approximately $380. The profitability of payday loans is highly dependent on the level of initial loan defaults and the subsequent collection of defaulted loans. When measured as a percentage of loans made and renewed, the Company experienced payday loan net default rates (initial loan defaults less loan defaults subsequently collected as a percentage of loans made and renewed) of 6.9%, 5.0%, and 5.9% during Fiscal 2002, 2003, and 2004, respectively.

The following components comprised the Company's net revenues (total revenues less cost of goods sold):

                                                       Fiscal Year Ended September 30,
                                                       -------------------------------
                                                        2002        2003        2004
                                                        ----        ----        ----
Pawn service charges                                     51%         48%         42%
Gross profit from merchandise sales                      41%         38%         35%
Gross profit from jewelry scrapping                        -          3%          5%
Payday loan service charges                               7%         10%         17%
Fee revenue                                               1%          1%          1%
                                                        ---         ---         ---
Net revenues                                            100%        100%        100%

The pawnshop industry in the United States is large and highly fragmented. The industry consists of over 12,000 pawnshops owned primarily by independent operators who own one to three locations. The Company, with 280 pawn locations, is the second largest operator of pawnshops in the United States. The three largest pawnshop operators, including the Company, account for less than ten percent of the total estimated pawnshops.

The payday loan industry in the United States is more concentrated than the pawn industry, with approximately 22,000 locations. These locations are generally Mono-line payday loan stores, or stores offering only payday loans, and other businesses offering payday loans in addition to other products and services, such as check cashing stores and pawnshops. The ten largest payday loan companies, which include the Company, comprise approximately 30% of the total number of locations.

PAWN LENDING ACTIVITIES

The Company's pawnshops primarily make pawn loans, which typically are relatively small, non-recourse loans secured by tangible personal property. As of September 30, 2004, the Company had approximately 700,000 loans outstanding, representing an aggregate principal balance of $49 million. A majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month or 240% annually. For Fiscal 2004, pawn service charges accounted for approximately 26% of the Company's total revenues and 42% of its net revenues.

Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods, and musical instruments. The Company does not investigate the creditworthiness of a pawn customer, but relies on the estimated resale value of the collateral, the perceived probability of the loan's redemption, and the estimated time required to sell the collateral as a basis for its lending decision. The Company generally lends from 25% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral include the Company's computerized valuation software, catalogues, newspaper advertisements, and previous sales of similar merchandise.

The collateral is held through the term of the loan, which in most locations is one month with an automatic 60-day grace period, unless repaid, renewed, or extended earlier. The Company seeks to maintain a redemption rate (the percent of loans made that are redeemed, renewed, or extended) of between 70% and 80%, and in each of the Company's last three fiscal years, the redemption rate was within this range. The redemption rate is maintained through compliance with the Company's lending guidelines. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and becomes inventory available for sale. The Company does not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. The Company provides an inventory valuation allowance based on the type and age of merchandise as well as recent sales trends and margins.

The table below shows the dollar amount of pawn loan activity by the Company for the fiscal years ended September 30, 2002, 2003, and 2004:

                                                                            Fiscal Year Ended September 30,
                                                                            -------------------------------
                                                                              2002        2003        2004
                                                                              ----        ----        ----
                                                                                   (Dollars in millions)
Loans made                                                                   $ 167.3     $ 163.1     $ 170.0
Loans repaid                                                                   (91.9)      (90.7)      (92.5)
Loans forfeited                                                                (73.3)      (73.7)      (76.4)
                                                                             -------     -------     -------
Net increase (decrease) in pawn loans outstanding at the end of the year     $   2.1     $  (1.3)    $   1.1
                                                                             =======     =======     =======
Loans renewed                                                                $  21.7     $  22.7     $  23.9
Loans extended                                                               $ 131.2     $ 136.4     $ 141.2

The redemption rate of pawn loans and the gross profit realized on the sale of forfeited collateral are dependent on the appraisal of customer merchandise. Jewelry, which makes up approximately 60% of the value of collateral, can be appraised based on weight, gold content, style, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, sporting goods, and musical instruments. These can be evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence. During Fiscal 2002, 2003, and 2004, the Company realized gross margins on sales of 35%, 36%, and 39%.

At the time a pawn transaction is made, a pawn loan agreement is given to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification number from a driver's license, military identification or other government issued identification, the date of the loan, an identification and description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the loan, and the annual percentage rate.

Since a majority of the Company's pawn stores are located in Texas, Texas pawnshop laws and regulations govern most of the Company's pawn operations. In Texas, pawnshops are regulated by the Office of the Consumer Credit Commissioner ("OCCC") in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act") and Rules of Operation for Pawnshops (the "Rules"). See "Regulation."

The maximum allowable pawn service charges in the State of Texas are set in accordance with Texas law under the Pawnshop Act and are based on the dollar amount of the loan. Historically, the maximum allowable pawn service charges under Texas law have not changed; however, the loan amounts have been adjusted periodically.

                 APPLICABLE PAWN LOAN SERVICE CHARGES FOR TEXAS

         Amount Financed per Pawn Loan
         -----------------------------                            Maximum
  July 1, 2003 to                July 1, 2004                 Allowable Annual
   June 30, 2004                June 30, 2005                Pawn Service Charge
   -------------                -------------                -------------------
$         1 to $153            $       1 to $156                    240%
$     154 to $1,020            $   157 to $1,040                    180%
$   1,021 to $1,530            $ 1,041 to $1,560                     30%
$  1,531 to $12,750            $1,561 to $13,000                     12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the year ended June 30, 2004, the loan ceiling was $12,750. From July 1, 2004 to June 30, 2005, the loan ceiling is $13,000. The Company's average loan amount at the end of Fiscal 2004 was approximately $70.

PAYDAY LENDING ACTIVITIES

In addition to pawn loans, the Company offers unsecured payday loans in 162 of its pawnshops, in 125 Mono-line stores, and in a payday loan call center. In most locations and in the call center, the Company markets and services payday loans made by County Bank of Rehoboth Beach, Delaware ("County Bank"), a federally insured Delaware bank; and in a limited number of locations, the Company makes the loans. The Company may purchase a 90% participation in the loans made by County Bank. The average payday loan amount is approximately $380 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned is typically $18 for a seven to 23-day period, but varies in certain locations. The loans and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans. For Fiscal 2004, payday loan service charges accounted for approximately 10% of the Company's total revenues and 17% of its net revenues.

Unlike pawn loans, payday loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be subsequently collected, the Company charges defaulted loan principal to bad debt expense upon default, leaving only active loans in the reported balance. Collections of defaulted loan principal are recorded as a reduction of bad debt in the period received. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon collection. The Company provides for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. At September 30, 2004, the valuation allowance was 6.3% of the payday loan principal and service charges receivable; the actual payday loan net default rate was 5.9% for the full Fiscal 2004 year. The Company's payday loan balance represents the principal amount of all active (non-defaulted) loans, net of this valuation allowance.

RETAIL ACTIVITIES

The Company's retail activities liquidate inventory acquired through pawn loan forfeitures and the purchase of customer merchandise. The realization of gross profit on sales of inventory primarily depends on the Company's initial assessment of the property's resale value. Improper assessment of the resale value in the lending or purchasing function can result in reduced marketability of the property and the realization of a lower margin. Jewelry sales represent approximately half of the Company's total sales with the remaining sales consisting primarily of consumer electronics, tools, sporting goods, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. During the three most recent fiscal years, sources of inventory additions were:

                                                  Fiscal Year Ended September 30,
                                                  -------------------------------
                                                   2002        2003        2004
                                                   ----        ----        ----
Forfeited pawn loan collateral                      89%         87%         86%
Purchases from customers                            11%         13%         14%

For Fiscal 2002, 2003, and 2004, retail activities and jewelry scrapping accounted for approximately 67%, 65%, and 63% of the Company's total revenues, or 41%, 41%, and 40% of the Company's net revenues, after deducting the cost of goods sold. As a significant portion of the Company's inventory and sales involve gold jewelry, its results can be heavily influenced by the market price of gold. This is particularly true for gold scrapping, which comprised 15% of total sales in Fiscal 2002 and 2003, and 19% of total sales in Fiscal 2004.

Analysis of the sales and inventory data provided by the Company's management information systems facilitates the design and development of marketing and merchandising programs and merchandise pricing decisions. A director of merchandise planning and the Company's regional and area managers oversee these marketing and merchandising programs, review merchandise pricing decisions, and balance inventory levels within markets.

The Company allows customers to return or exchange merchandise sold through its retail operations within seven days of purchase, but has experienced a very low rate of returns and exchanges as a percentage of sales. Customers may purchase an item on layaway, whereby a customer will typically pay a minimum layaway deposit of 20% of an item's sale price. The Company will hold the item for a 60 to 90-day period, during which the customer is required to pay for the item. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2004, the Company had $1.6 million in customer layaway deposits.

The Company's overall inventory is stated at the lower of cost or market. The Company provides an inventory valuation allowance for shrinkage and cost in excess of market value. The Company estimates this valuation allowance through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. The valuation allowance amounted to $1.7 million, $1.8 million, and $1.5 million as of September 30, 2002, 2003, and 2004. At September 30, 2004, total inventory on hand was $30.6 million, after deducting the inventory valuation allowance.

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

OPERATIONS

A typical Company pawn store employs five to six full-time equivalent employees ("FTEs") consisting of a manager, an assistant manager, and three to four sales and lending representatives. Each store manager is responsible for ensuring that his or her store is run in accordance with the Company's policies, procedures, and operating guidelines. Each store manager reports to one of 34 area managers who are responsible for the stores within a specific operating area. Area managers are responsible for the performance of all stores within their area and report to one of four regional directors. Area managers, store managers, and assistant managers receive incentive compensation based on their area or store's performance in comparison to an operating budget. This incentive compensation typically ranges between 5% and 15% of their total compensation, plus a gain-sharing component for store and area managers whose stores exceed budgeted levels of earnings.

Mono-line payday loan stores typically employ two to three FTEs per location, consisting of a manager and one to two customer service representatives. Each store manager is responsible for ensuring that his or her store is run in accordance with the Company's policies, procedures, and operating guidelines. Each store manager reports to one of four area managers who are responsible for the stores within a specific operating area. As the number of Mono-line stores grows, the Company anticipates building an operating organization similar to its pawn operation, although with a broader span of control and a smaller area and regional management structure.

The Company has an internally developed store level point of sale ("POS") system that automates the recording of store-level transactions. For its payday loan operations, the Company uses a separate, externally developed POS specifically designed to handle payday loans. Financial summary data from all stores is processed at the corporate office each day and the preceding day's data are available for management review via the Company's internal network. The Company's communications network provides information access between the stores and the corporate office.

The Company has an internal audit staff of approximately 18 employees who monitor the Company's perpetual inventory system, lending practices, and regulatory compliance. In addition, they ensure consistent compliance with the Company's policies and procedures.

As of September 30, 2004, the Company employed approximately 2,400 people. The Company believes that its success is dependent upon its employees' ability to provide prompt and courteous customer service and to execute the Company's operating procedures and standards. The Company seeks to hire people who will become long-term, career employees. To achieve the Company's long-range personnel goals, it strives to develop its employees through a combination of learner-controlled instruction, web-based classes, classroom training, and supervised on-the-job training for new employees. All store associates complete competency checks and all new employees complete a learner-controlled instruction program. Managers attend on-going management skills and operations performance training. The Company anticipates that store manager candidates will be promoted from the ranks of existing store employees and hired from outside the Company. The Company's career development plan develops and advances employees within the Company, and provides training for the efficient integration of experienced managers and associates from outside the Company.

At November 5, 2004, the Company operated its pawnshops under the name "EZPAWN" and its payday loan stores under the name "EZMONEY Payday Loans". The Company has registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY, EZMONEY Center, and EZCORP, among others. Additionally, the Company operates under the trade names EZMONEY Payroll Advance, Payroll Advance Express, and EZCORP Collection Center.

FUTURE EXPANSION

The Company plans to expand the number of locations it operates through the development of new locations and through acquisitions. The Company believes that in the near term the largest growth opportunity is with the Mono-line stores. The Company has announced that in Fiscal 2005, it plans to open 120 to 140 Mono-line stores, some of which will adjoin an EZPAWN store, but with a different entrance, signage, decor, and staffing. The Company believes these adjoined stores offer the potential for accelerated payday loan growth and leveraging of certain existing overhead costs.

The 121 new Mono-line payday loan stores opened in Fiscal 2004 required an average property and equipment investment of approximately $32,000 each. The five most recently opened pawn stores required an average gross investment (including inventory, pawn loans, property, and equipment) of approximately $500,000 per pawnshop during their first 12 months of operation.

The Company's ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, and the availability of qualified personnel. The Company's ability to add newly established pawnshops in Texas counties having a population of 250,000 or more is restricted by Texas law, which provides that applications for new licenses in such counties will be approved only at proposed locations which are not less than two miles from another licensed pawnshop and applications to relocate a licensed pawnshop will be approved only for proposed locations which are not less than one mile from another licensed pawnshop. Any existing Texas pawnshop may relocate within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to add newly established pawnshops may be adversely affected by such regulation. See "Regulation."

COMPETITION

The Company encounters significant competition in connection with its lending operations. These competitive conditions may adversely affect the Company's revenues, profitability, and its ability to expand. In its lending business, the Company competes with other pawnshops, payday lenders, and financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than the service charges of the Company, and on other terms that may be more favorable than those offered by the Company. The Company believes that the primary elements of competition are the quality of customer service and relationship management, store location, and the ability to loan competitive amounts at competitive rates. In addition, the Company believes that the ability to compete effectively will be based increasingly on strong general management, regional market focus, automated management information systems, and access to capital.

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

STRATEGIC INVESTMENT

In 1998, the Company acquired 29.5% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"). Due to the dilutive effect of new share issuances by A&B, the Company's interest was 28.9% at June 30, 2004, the most recent date for which A&B has published results. As its largest shareholder, the Company and its affiliates hold three seats on A&B's board of directors. A&B is a publicly traded company based in Bristol, England and trades on the Alternative Investment Market of the London Stock Exchange. At June 30, 2004, A&B operated 55 locations in the United Kingdom that offer pawn loans, payday loans, check cashing, and retail jewelry. For A&B's 2004 fiscal year, which ended June 30, 2004, A&B's operating profit increased 13% over the prior year to approximately (pound)5.6 million ($9.7 million).

The Company accounts for its investment in A&B under the equity method. In Fiscal 2004, the Company's interest in A&B's income was $1,739,000 and the Company received dividends on its investment totaling $680,000. Based on the closing price and exchange rates on November 5, 2004, the market value of the Company's investment in A&B was approximately $28.2 million, compared to its book value of $16.1 million.

REGULATION

PAWNSHOP OPERATIONS

The Company's pawnshop operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. The laws of Texas, Colorado, Oklahoma, Indiana, Florida, Alabama, and Nevada govern the majority of the Company's pawnshop operations. A summary of these states' applicable pawnshop statutes and regulations are discussed below.

TEXAS REGULATIONS

The Texas Pawnshop Act and the related Rules of Operation for Pawnshops govern Texas pawnshops. Pawnshop and pawnshop employees are licensed and supervised by the OCCC.

To be eligible for a license to operate a pawnshop in Texas, an applicant must:
(i) be of good moral character, which in the case of a business entity applies to each officer, director, and holder of five percent or more of the entity's outstanding shares; (ii) have net unencumbered assets (as defined in the Texas Pawnshop Act) of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) demonstrate that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operation; and (iv) demonstrate that the pawnshop will be operated lawfully and fairly. Additionally, each pawnshop employee must qualify for and maintain a separate pawnshop employee license.

For a new license application in any Texas county, the OCCC provides notice of the application and the opportunity for a public hearing to the other licensed pawnshops in the county in which the applicant proposes to operate. In counties with 250,000 or more people, applications for new licenses are approved only at locations that are not less than two miles from another licensed pawnshop, and applications to relocate a license are approved only for locations that are not less than one mile from another licensed pawnshop. Any existing store may relocate within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to open new stores or relocate existing stores may be adversely affected by these licensing provisions.

The Texas Pawnshop Act also contains provisions related to the operation of pawnshops and authorizes the Rules. The Rules regulate the day-to-day operation of the Company's pawnshops including the maximum pawn service charge and principal loan amount.

Pawn service charges vary based on loan amounts. Historically, the maximum allowable pawn service charge rates have not changed; however, the loan amounts have periodically been adjusted. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts is presented in "Lending Activities". Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 2003 through June 30, 2004, the loan ceiling was $12,750. For the period July 1, 2004 through June 30, 2005, the loan ceiling is $13,000. Texas requires pawn transactions to be reported to local authorities.

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

The OCCC may, after notice and hearing, suspend or revoke any license for a Texas pawnshop or employee upon finding that: (i) any fees or charges have not been paid; (ii) the licensee has violated (knowingly or unknowingly without due care) any provisions of the Texas Pawnshop Act or any regulation or order; or
(iii) any fact or condition exists which, if it had existed at the time the original license application was filed would have justified the OCCC in refusing the license. The OCCC may also take other administrative action against a licensee including the assessment of fines and penalties.

COLORADO REGULATIONS

Colorado pawnbrokers must be licensed and bonded by local municipalities, which subject them to extensive and varied regulation and supervision. Pawn transactions must be reported to local authorities and pawnbrokers must maintain certain bookkeeping records. Under Colorado law, the maximum allowable pawn service charge has historically been 240% annually for pawn loans up to $50, and 120% annually for pawn loans of $50 or more. As of August 5, 2004, Colorado law was amended to allow a maximum pawn service charge of 240% annually for all pawn loans regardless of the amount financed.

OKLAHOMA REGULATIONS

The Oklahoma Pawnshop Act follows a statutory scheme similar to the Texas Pawnshop Act, requires pawnbrokers to be licensed and bonded, and regulates the day-to-day operation of Oklahoma pawnshops. The Oklahoma Administrator of Consumer Affairs administers the Oklahoma Pawnshop Act and has broad rule-making authority. Additionally, the Oklahoma Administrator of Consumer Credit is responsible for investigating the general fitness of pawnshop applicants. Each applicant is required to (i) be of good moral character; (ii) have net assets of at least $25,000; (iii) show that the pawnshop will be operated lawfully and fairly; and (iv) not have been convicted of any felony that directly relates to the duties and responsibilities of pawnbroking. Unlike Texas, Oklahoma pawnshop employees are not individually licensed.

In general, the Oklahoma Pawnshop Act prescribes loan amounts and maximum rates of service charges that pawnbrokers in Oklahoma may charge. The regulations provide for a graduated rate structure, similar to the structure used for federal income tax purposes. Under this rate structure, a $500 loan, for example, earns interest as follows: (i) the first $150 at 240% annually, (ii) the next $100 at 180% annually, and (iii) the remaining $250 at 120% annually. The maximum allowable pawn service charges for the various loan amounts under in Oklahoma are as follows:

Maximum Allowable
 Amount Financed                    Annual Percentage
  Per Pawn Loan                           Rate
  -------------                           ----
$       1 to $150                         240%
$     151 to $250                         180%
$     251 to $500                         120%
$   501 to $1,000                          60%
$1,001 to $25,000                          35%

The principal amount of an Oklahoma pawn loan may not exceed $25,000 per transaction.

FLORIDA REGULATIONS

Florida pawnshops are governed by the Florida Pawnbroking Act and accompanying regulations. The Division of Consumer Services of the Department of Agriculture and Consumer Services licenses and regulates pawnshops.

The Florida Pawnbroking Act and regulations require that the pawnshop complete a Pawnbroker Transaction Form showing the customer name, type of item pawned, the amount of the pawn loan, and the applicable finance charges. A copy of each form must be delivered to local law enforcement officials at the end of each business day.

Pawn loans in Florida have a 30-day minimum term. The pawnbroker is entitled to charge two percent (2%) of the amount financed for each 30-day period as interest, and an additional amount as pawn service charges, provided the total amount of such charge, inclusive of interest, does not exceed 25% of the amount financed for each 30-day period. The pawnbroker may charge a minimum pawn service charge of $5.00 for each 30-day period. Pawn loans may be extended by agreement, with the charge being one-thirtieth of the original total pawn service charge for each day by which the loan is extended. For loans redeemed greater than 60 days after the date made, pawn service charges continue to accrue at the daily rate of one-thirtieth of the original total pawn service charge.

The Pawnbroking Act prohibits pawnbrokers from: (i) falsifying or failing to make entries in pawn transaction forms, (ii) refusing to allow appropriate law enforcement officials to inspect their records, (iii) failing to retain records of pawn transactions for at least two years, (iv) making any agreement requiring the personal liability of a pawn customer, (v) failing to return pledged goods upon payment in full of the amount due (unless the pledged goods have been taken into custody by a court or law enforcement officer or otherwise lost or damaged); or, (vi) engaging in title loan transactions. Pawnbrokers are also prohibited from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of eighteen, or a person using a name other than his own name or the registered name of his business.

INDIANA REGULATIONS

In Indiana, the Pawnbroking Law governs pawnshops. The Department of Financial Institutions (the "Department") regulates the Company's Indiana operations. The Department requires the licensing of all pawnshops and investigates the general fitness of pawn license applicants to determine whether the convenience and needs of the public will be served by granting a pawn license. The Department has broad investigatory and enforcement authority. It may grant, revoke, and suspend licenses. Pawnshops are required to keep books, accounts, and records to enable the Department to determine if the pawnshop is complying with the statute. Each pawnshop is required to give authorized agents of the Department free access to its books and accounts for these purposes.

The Indiana Pawnbroking Law prescribes loan amounts and maximum interest rates that pawnbrokers in Indiana may charge for lending money. The regulations provide for a graduated rate structure similar to the structure used for federal income tax purposes. Under this rate structure, for July 1, 2004 through June 30, 2005, a $3,400 loan, for example, earns interest as follows: (i) the first $990 at 36% annually, (ii) the next $2,310 at 21% annually, and (iii) the remaining $100 at 15% annually. In addition to interest, the Company may also charge a service charge of 240% annually. The maximum combined allowable interest and service charges for the various loan amounts under the Indiana statute are as follows:

Maximum Allowable
 Amount Financed                   Annual Percentage
  Per Pawn Loan                          Rate
  -------------                          ----
  $    1 to $990                         276%
  $991 to $3,300                         261%
  $ 3,301 and up                         255%

The Indiana Pawnbroking Law provides for a grace period of 60 days after the initial 30-day term of the loan. During the grace period, interest and service fees continue to accrue and are prorated to the date of loan redemption.

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

NEVADA REGULATIONS

In Nevada, all pawn loans must be held for redemption for at least 120 days after the date the loan is made. A pawnbroker may charge interest at the rate of 10% per month for money loaned on personal property actually received. In addition, the pawnbroker may collect an initial set up fee of $5.00. Property received in pledge may not be removed from the pawnshop until after the receipt of the property is reported to the sheriff or chief of police, unless redeemed by the owner.

LOCAL REGULATIONS

At the local level, most of the pawnshops voluntarily or pursuant to state law or municipal ordinance, provide reports of pawn transactions and purchases from customers to local law enforcement on a regular basis. These reports are designed to provide local law enforcement with a detailed description of the goods involved, including serial numbers, if any, and the names and addresses of the customers.

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

The Brady Handgun Violence Prevention Act (the "Brady Act") and the related ATF rules require all federal firearm licensees, in either selling firearms or releasing pawned firearms, to have the customer complete appropriate forms and pass a background check through the National Instant Criminal Background Check System before the Company may transfer a firearm to any customer.

The Company complies with the Brady Act and the ATF regulations. The Company does not believe that compliance with the Brady Act and the ATF regulations materially affect the Company's operations. There can be no assurance, however, that compliance with the Brady Act and the ATF regulations, or any future changes or amendments to such regulations will not adversely affect the Company's operations.

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

During Fiscal 2004, the Company marketed and serviced payday loans on behalf of County Bank, primarily in Texas, Florida and through a call center. The Delaware Department of Banking and the Federal Deposit Insurance Corporation (the "FDIC") supervise County Bank. These regulators review all aspects of County Bank's payday loan program as well as the Company's operations. In turn, County Bank periodically audits the Company's marketing and servicing procedures.

Federal and state legislative and lobbying initiatives to prohibit or restrict payday lending have been and continue to be aggressively pursued by opponents of payday loans. The initiatives focus on outlawing payday loans entirely, limiting the finance charges, renewals, number of loans a consumer may obtain, and the maximum loan amount and amount outstanding at any one time. County Bank, which makes the loans in the majority of stores where EZPAWN and EZMONEY market and service payday loans, is regulated by the FDIC. The FDIC has adopted guidelines for its member banks to follow with respect to payday loans. The FDIC reviews and monitors County Bank's activities for compliance. Despite the significant need and consumer demand for the payday loan product, the possibility exists that federal and state legislation and regulations could be enacted which could severely restrict or eliminate the Company's ability to either make payday loans or market and service payday loans for County Bank or any other financial institution.

In order to market and service payday loans for County Bank in Texas, the Company's pawnshops, Mono-line stores, and collection center are required to be licensed as a regulated lender by the Texas OCCC. The Company's ability to market and service payday loans in Texas at current fee levels is dependent upon its continued relationship with County Bank or another similarly situated financial institution. Without a relationship with a federally insured bank domiciled in a state that permits these rates, the Company could offer payday loans at a lower fee level, not in excess of the Texas usury ceiling. Operating under lower fee levels in Texas would have a material adverse effect on the Company's payday loan revenues.

In October 2003, the Company began marketing and servicing payday loans for County Bank in Florida through the Company's pawnshops. Florida law does not currently require the Company to obtain a license to engage in its current marketing and servicing responsibilities; however, the Company has applied for a Money Transmitter's license to allow it to accept payments in its pawnshops on behalf of County Bank.

In May 2002, the Company also began marketing payday loans for County Bank through a call center located in Texas. The call center markets and services payday loans in fourteen states, but has no physical presence in any of those states. Since the Company is acting on behalf of County Bank, the Company does not believe the marketing and servicing activities of the call center are regulated by state lending regulators.

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

The Colorado maximum payday loan amount is $500, exclusive of the service fee. Colorado law provides for a graduated service fee of 20% of the first $300 and 7.5% of the amount over $300. The loan term may not exceed 40 days and customers have the right to rescind the loan within one business day after the date the loan was made. By law, the loan cannot be renewed more than once and if it is renewed prior to the maturity date, the Company must refund a prorated portion of the service fee. The Company has elected not to offer renewals in Colorado.

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

The Oklahoma maximum loan amount is $500 exclusive of the service fee. Oklahoma law provides for a service fee of 15% of the first $300 and 10% of the amount over $300. The loan term may not exceed 45 days, and customers have the right to rescind the loan within one business day after the date the loan was made. The loan cannot be renewed. The Company must deliver specific disclosures to the customer related to the customer's rights and responsibilities in the payday loan as well as submit the customer's application and loan status to a state operated database in order to make certain determinations about outstanding or prior payday loans.

ITEM 2. PROPERTIES

The typical Company pawnshop is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small retail operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. In 2003, the Company began developing Mono-line payday loan stores. A Mono-line store is designed to resemble a bank interior and offers only payday loans. The typical stand-alone Mono-line store is approximately 1,000 square feet and is located in a retail strip center. In some of its pawnshop locations, the Company operates Mono-line adjoined stores of approximately 300 square feet, which have a different entrance, signage, decor, and staffing. From the customers' perspective, these are viewed as a separate business. The Company maintains property and general liability insurance for each of its stores. The Company's stores are open six or seven days a week, depending on location.

As of November 5, 2004, the Company owned the real estate and building for one of its stores and leased 418. The Company also owns the real estate and building for one non-operating location. In Fiscal 2002 and 2003, the Company entered into sale-leaseback transactions with unaffiliated parties for 25 of its store locations for periods ranging from 10 to 20 years. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between November 30, 2004 and April 30, 2023, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of any one of its leases would not have a material adverse effect on the Company's operations. The Company's strategy generally is to lease rather than acquire space for its stores unless the Company finds what it believes is a superior location at an attractive price.

Below is a summary of changes in the number of store locations during Fiscal 2002, 2003, and 2004. Included in the new stores opened in 2003 and 2004 are two and 93 Mono-line payday loan stores adjoining existing pawnshop locations:

                                                           Fiscal Year Ended September 30,
                                                           -------------------------------
                                                             2002        2003        2004
                                                             ----        ----        ----
Store count at beginning of fiscal year                       283         280         284
New stores opened                                               -           4         121
Stores closed or consolidated                                  (1)          -           -
Stores sold as operating businesses                            (2)          -           -
                                                              ---         ---         ---
Store count at end of fiscal year                             280         284         405
                                                              ===         ===         ===

On an ongoing basis, the Company may close or consolidate under-performing store locations as it did in Fiscal 2002. In Fiscal 2002, the Company sold two of its California operating locations to a California based check cashing chain.

The following table presents the number of locations serving each metropolitan area or region (as defined by the Company) as of November 5, 2004:

                                Number of
                                Stores in
     Region/Area                Each Area
     -----------                ---------
Texas:
         Houston                   103
         Valley                     23
         San Antonio                32
         West and Southwest         32
         Laredo Area                12
         Central                    14
         Austin Area                25
         Dallas                     45
         Panhandle                  11
         Corpus Christi             13
                                   ---
            Total Texas            310

Colorado:
         Denver Area                19
         Colorado Springs Area       9
                                   ---
            Total Colorado          28

Oklahoma:
         Tulsa Area                 13
         Oklahoma City Area         12
         Other Areas                 1
                                   ---
            Total Oklahoma          26

Florida:
         Tampa                       9
         Orlando                     8
         Other Areas                 1
                                   ---
            Total Florida           18

Indiana:
         East Indianapolis           8
         South Indianapolis          7
                                   ---
            Total Indiana           15

Alabama:
         Birmingham Area             5
         Mobile                      2
         Other Areas                 1
                                   ---
            Total Alabama            8

Nevada:
        Las Vegas                    4
                                   ---
            Total Nevada             4

                                Number of
                                Stores in
     Region/Area                Each Area
     -----------                ---------
Tennessee:
         Memphis                     3
                                   ---
           Total Tennessee           3

Louisiana:
        New Orleans Area             2
        Other Areas                  1
                                   ---
           Total Louisiana           3

Mississippi:
        Jackson                      2
        Other Areas                  1
                                   ---
           Total Mississippi         3

Arkansas:
        West Helena                  1
                                   ---
           Total Arkansas            1
                                   ---

           Total Company           419
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

On May 14, 2004, the Company received a subpoena from the Securities and Exchange Commission ("SEC"). The subpoena relates to an on-going investigation by the SEC of certain jewelry companies, including Friedman's, Inc. ("Friedman's"). The subpoena requested production of all of the Company's documents concerning Morgan Schiff & Co., Inc. ("Morgan Schiff") and any compensation paid or any other benefits provided to any individual or entity employed by or otherwise affiliated with Morgan Schiff, since January 1, 1994.

As previously disclosed in the Company's reports filed with the SEC, the Company had a financial advisory agreement with Morgan Schiff. Morgan Schiff's sole stockholder may be deemed to be the controlling stockholder of both the Company and Friedman's.

The Company determined that the subjects of the SEC's investigation include Friedman's and its affiliates. Because of Morgan Schiff's sole stockholder's beneficial ownership in both Friedman's and the Company, the Company may be considered an affiliate of Friedman's. The SEC has not advised the Company that the Company is the subject of the investigation. The SEC's letter to the Company accompanying the subpoena states that the investigation should not be construed as an indication by the SEC that any violation of law has occurred or as a reflection on any person, entity or security. The Company has responded to the subpoena and to date has received no further communication from the Securities and Exchange Commission regarding this matter. There can be no assurance, however, as to the ultimate outcome of these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The NASDAQ Stock Market under the symbol EZPW. As of November 5, 2004, there were 125 stockholders of record of the Company's Class A Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of November 5, 2004, such stock was held by one stockholder of record.

The high and low per share price for the Company's Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

                                                                                High         Low
                                                                                ----         ---
Fiscal 2003:

                        First quarter ended December 31, 2002                  $ 3.90       $ 1.26
                        Second quarter ended March 31, 2003                      4.00         2.55
                        Third quarter ended June 30, 2003                        4.35         3.20
                        Fourth quarter ended September 30, 2003                  6.81         4.04

Fiscal 2004:

                        First quarter ended December 31, 2003                  $ 9.00       $ 5.81
                        Second quarter ended March 31, 2004                     11.91         8.40
                        Third quarter ended June 30, 2004                       13.44         7.13
                        Fourth quarter ended September 30, 2004                 10.53         6.55

On November 5, 2004, the Company's Class A Common Stock closed at $8.97 per share.

During the past three fiscal years, no dividends have been declared or paid. Under the terms of the Company's amended and restated credit agreement, which matures April 1, 2007, payment of dividends is allowed but restricted. Should dividends be paid in the future, the Company's restated certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on the Class A Common Stock and the Class B Common Stock.

Any interested party may request a copy of this Annual Report on Form 10-K or of the Company's Code of Conduct and Ethics, free of charge by submitting a written request to EZCORP, Inc., Investor Relations, 1901 Capital Parkway, Austin, Texas 78746. The Code of Conduct and Ethics also may be obtained from the Company's website at www.ezcorp.com.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and accompanying notes included elsewhere in this Form 10-K:

                             SELECTED FINANCIAL DATA

                                                                  Fiscal Years Ended September 30,
                                                      --------------------------------------------------------
                                                      2000         2001         2002         2003         2004
                                                      ----         ----         ----         ----         ----
                                                     (Amounts in thousands, except per share and store figures)
                                                      (a)           (a)          (a)
Operating Data:
Sales                                               $138,850     $128,637     $131,046     $134,591     $143,472
Pawn service charges                                  57,475       54,666       56,676       58,175       59,090
Payday loan service charges                                -        2,142        8,251       12,538       23,874
Other                                                  1,074          725          925        1,045        1,361
                                                    --------     --------     --------     --------     --------
Total revenues                                       197,399      186,170      196,898      206,349      227,797
Cost of goods sold                                    88,054       79,089       84,936       86,100       88,202
                                                    --------     --------     --------     --------     --------
Net revenues                                         109,345      107,081      111,962      120,249      139,595
Store operating expenses                              85,513       73,823       74,325       80,688       86,862
Bad debt and other payday loan direct expenses             -        1,422        3,940        4,685        9,103
Corporate administrative expenses                     19,324       14,043       15,619       17,008       21,845
Depreciation and amortization                         10,255       10,808       10,087        8,775        7,512
Restructuring expense                                 10,572         (696)           -            -            -
Interest expense                                       6,201        8,245        4,770        2,006        1,528
Equity in net income of unconsolidated affiliate        (225)        (267)        (604)      (1,412)      (1,739)
(Gain) loss on sale of assets                           (280)         413          327          170            3
Impairment of investment                                   -            -            -        1,100            -
                                                    --------     --------     --------     --------     --------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle                                          (22,015)        (710)       3,498        7,229       14,481
Income tax expense (benefit)                          (3,785)        (142)       1,294       (1,170)       5,358
                                                    --------     --------     --------     --------     --------
Income (loss) before cumulative effect of
  change in accounting principle                     (18,230)        (568)       2,204        8,399        9,123
Cumulative effect of change in accounting
  principle                                          (14,344)           -            -       (8,037)           -
                                                    --------     --------     --------     --------     --------
Net income (loss)                                   $(32,574)    $   (568)    $  2,204     $    362     $  9,123
                                                    ========     ========     ========     ========     ========

Earnings (loss) per common share, assuming
  dilution                                          $  (2.71)    $  (0.05)    $   0.18     $   0.03     $   0.70

   Cash dividends per common share                  $  0.025     $      -     $      -     $      -     $      -

   Weighted average common shares and
        share equivalents, assuming dilution          12,017       12,104       12,292       12,552       13,122

Stores operated at end of period                         313          283          280          284          405

(a) Beginning in Fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, which ceased amortization of certain indefinite lived intangible assets (See Note B to consolidated financial statements). Amortization expense and equity in net income of affiliate before Fiscal 2003 are stated on the historical accounting method, and are not directly comparable to Fiscal 2004 amounts.

                                                                          September 30,
                                                     ------------------------------------------------------------
                                                     2000         2001         2002         2003          2004
                                                     ----         ----         ----         ----          ----
BALANCE SHEET DATA:
Pawn loans                                          $46,916      $47,144      $49,248      $47,955        $49,078
Payday loans                                             33        1,250        2,326        3,630          7,292
Inventory                                            35,660       34,231       32,097       29,755         30,636
Working capital                                      72,498       75,334       86,425       90,885         93,062
Total assets                                        203,793      178,560      165,970      153,690        164,322
Long-term debt                                       81,112       60,192       42,245       31,000         25,000
Stockholders' equity                                102,671      101,957      104,544      105,478        116,729

                                                                   Fiscal Years Ended September 30,
                                                    -------------------------------------------------------------
                                                    2000           2001           2002        2003           2004
                                                    ----           ----           ----        ----           ----
Pro forma amounts assuming the new
  accounting principles are applied
  retroactively:
      Net income (loss):                         $  (17,515)     $    129       $  2,901     $  8,399       $  9,123
      Net income (loss) per diluted share             (1.46)         0.01           0.24         0.67           0.70
      Total assets                                  192,371       167,069        155,091      153,959        164,591

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12-month periods ending September 30, 2002, 2003, and 2004 ("Fiscal 2002", "Fiscal 2003", and "Fiscal 2004"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.

                             SUMMARY FINANCIAL DATA

                                                                           Fiscal Years Ended September 30,
                                                                           --------------------------------
                                                                          2002          2003           2004
                                                                          ----          ----           ----
                                                                     (Dollars in thousands, except as indicated)
NET REVENUES:
           Sales                                                           $131,046      $134,591       $143,472
           Pawn service charges                                              56,676        58,175         59,090
           Payday loan service charges                                        8,251        12,538         23,874
           Other                                                                925         1,045          1,361
                                                                           --------      --------       --------
                   Total revenues                                           196,898       206,349        227,797
           Cost of sales                                                     84,936        86,100         88,202
                                                                           --------      --------       --------
                   Net revenues                                            $111,962      $120,249       $139,595
                                                                           ========      ========       ========
           Income before cumulative effect of a change in
                accounting principle                                       $  2,204      $  8,399       $  9,123
           Cumulative effect of adopting new accounting
                principle, net of tax                                             -        (8,037)             -
                                                                           --------      --------       --------
           Net income                                                      $  2,204      $    362       $  9,123
                                                                           ========      ========       ========

OTHER DATA:
           Gross margin                                                        35.2%         36.0%          38.5%
           Average annual inventory turnover                                    2.6x          2.7x           2.8x
           Average inventory per pawn location at year end                 $    115      $    106       $    109
           Average pawn loan balance per pawn location at year end         $    176      $    171       $    175
           Average pawn loan at year end (whole dollars)                   $     73      $     71       $     70
           Average yield on pawn loan portfolio                                 123%          126%           126%
           Pawn loan redemption rate                                             76%           76%            76%
           Average payday loan balance per location offering payday
                loans at year end                                          $     10      $     16       $     25
           Payday loan net defaults                                            6.9%           5.0%           5.9%

EXPENSES AND INCOME AS A PERCENTAGE OF NET REVENUE (%):
               Store operating                                                 66.4          67.1           62.2
               Bad debt and other payday loan direct expense                    3.5           3.9            6.5
               Administrative                                                  14.0          14.1           15.6
               Depreciation and amortization                                    9.0           7.3            5.4
               Interest, net                                                    4.3           1.7            1.1
               Income before income taxes                                       3.1           6.0           10.4
               Income before cumulative effect                                  2.0           7.0            6.5

STORES IN OPERATION:
               Beginning of year                                                283           280            284
               New openings                                                       -             4            121
               Sold, combined, or closed                                         (3)            -              -
                                                                           --------      --------       --------
               End of year                                                      280           284            405
                                                                           ========      ========       ========
               Average number of locations during the year                      281           280            337

COMPOSITION OF ENDING STORES:
               EZPAWN locations                                                 280           280            280
               Mono-line payday loan locations adjoining EZPAWNs                  -             2             95
               Mono-line payday loan locations - free standing                    -             2             30
                                                                           --------      --------       --------
               Total stores in operation                                        280           284            405
                                                                           ========      ========       ========
               EZPAWN locations offering payday loans                           228           225            162
               Total locations offering payday loans                            228           229            287

GENERAL

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans secured by tangible personal property, commonly known as pawn loans, and short-term non-collateralized loans, often referred to as payday loans. As of November 5, 2004, the Company makes pawn loans in its 280 EZPAWN locations and makes payday loans in 151 of its EZPAWN locations, 139 EZMONEY Mono-line payday loans locations ("Mono-line stores"), and through its Austin, Texas based call center.

The Company earns pawn service charge revenue on its pawn loans. While allowable service charges vary by state and by amount of the loan, a majority of the Company's pawn loans are in amounts that permit service charges of 20% per month or 240% annually. The Company's average pawn loan amount has historically averaged between $70 and $75, but varies depending on the valuation of each item pawned. The allowable term of pawn loans also differs by state, but is typically 30 days with a 60-day grace period.

The Company earns payday loan service charge revenue on its payday loans. As of November 5, 2004, the Company markets and services payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank in 231 locations and its call center. After origination of the loans, the Company may purchase a 90% participation in the loans made by County Bank and marketed by the Company. In 59 of its locations, the Company makes payday loans in compliance with state law. The average payday loan amount is approximately $380 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned is typically $18 for a 7 to 23-day period, but varies in certain locations.

In its 280 EZPAWNs, the Company sells merchandise acquired primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customer merchandise. The realization of gross profit on sales of inventory depends primarily on the Company's assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the property.

In Fiscal 2004, the Company's net income improved to $9.1 million compared to $0.4 million in Fiscal 2003. Contributing to the earnings improvement was significant growth in the Company's payday loan balances and related earnings contribution, as well as improvements in its gross profits on merchandise sales and the absence of a cumulative effect of an accounting change, as was seen in Fiscal 2003. Partially offsetting these factors was the incremental operating costs at the 121 new Mono-line stores and an increase in same store operating costs.

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

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could increase or decrease the Company's estimate of collectible loans, affecting the Company's earnings and financial condition. In Fiscal 2004, 100.5% ($59.4 million) of recorded pawn service charge revenue was collected in cash, offset by 0.5% ($0.3 million) from a decrease in accrued pawn service charges receivable.

PAYDAY LOAN REVENUE RECOGNITION: Payday loans and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans. The Company accrues service charges on the percentage of loans the Company deems to be collectible using the interest method. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection. In Fiscal 2004, 96.9% ($23.1 million) of recorded payday loan service charge revenue was collected in cash, and 3.1% ($0.8 million) resulted from an increase in accrued payday loan service charges receivable.

The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in "bad debt and other payday loan direct expenses," were $3.5 million and $8.0 million in Fiscal 2003 and Fiscal 2004, representing 5.0% and 5.9% of loans made in the respective periods.

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

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The Company's allowance is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2004, this allowance was approximately $1.5 million, or 4.8% of the gross inventory balance. Changes in the inventory valuation allowance are recorded as cost of goods sold. The accuracy of the Company's inventory allowance is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold values could increase or decrease the Company's inventory allowance.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets was recognized in Fiscal 2002, 2003, or 2004.

EFFECT OF ADOPTION OF NEW ACCOUNTING PRINCIPLE: The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under its provisions, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, resulting in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company completed impairment tests of its goodwill and pawn licenses. The goodwill testing estimated enterprise value based on discounted cash flows and market capitalization and indicated an implied fair value of goodwill of $0 based on the allocation of enterprise value to all of the Company's assets and liabilities. This resulted in an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. Separately, the estimated fair value of pawn licenses was compared to their carrying value, indicating no impairment. The Company assesses its goodwill and indefinite lived intangible assets as of July 1 of each year or more frequently if events or changes in circumstances indicate impairment. The Company concluded that there was no impairment of its indefinite lived intangible assets in Fiscal 2004.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. No adjustment was made to the Company's valuation allowance in Fiscal 2004. At September 30, 2003, the Company reversed its $3.7 million valuation allowance on its deferred tax assets, based on management's estimate of taxable income in the three years following Fiscal 2003. Projected levels of pre-tax earnings over the next three years, primarily attributable to ordinary and recurring operating results, are sufficient to generate the $41 million required amount of taxable income to realize the net deferred tax assets at September 30, 2004. The Company intends to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance, if any. Uncertainties that might impact the realization of the deferred tax assets include possible declines in revenues and margins.

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $65.7 million and $59.3 million at September 30, 2003 and 2004, respectively.

EQUITY IN NET INCOME OF A&B: The Company accounts for its investment in A&B using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with U.K. securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's Fiscal 2004 year represents its percentage interest in the results of A&B's operations from July 2003 through June 2004.

STOCK-BASED COMPENSATION: The Company accounts for its stock-based compensation plans in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock-based compensation to employees under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS No. 123, as amended by SFAS No. 148 been adopted. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has disclosed the pro forma impact on net income in Note A to the consolidated financial statements.

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

RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003

The Company's Fiscal 2004 pawn service charge revenue increased 1.6%, or $0.9 million from Fiscal 2003 to $59.1 million. The improvement was due to a 1.7% larger average outstanding pawn loan balance in Fiscal 2004, with yields remaining constant at 126%.

Fiscal 2004 sales increased $8.9 million from Fiscal 2003 to $143.5 million. The increase was due to a $5.9 million increase in jewelry scrapping and a $3.0 million increase in same store merchandise sales. Below is a summary of Fiscal 2003 and 2004 sales and margins:

                                                                             Fiscal Year Ended September 30,
                                                                             -------------------------------
                                                                                     2003         2004
                                                                                     ----         ----
                                                                                   (Dollars in millions)
Merchandise sales                                                                  $ 113.8      $ 116.8
Jewelry scrapping sales                                                               20.8         26.7
                                                                                   -------      -------
Total sales                                                                          134.6        143.5

Gross profit on merchandise sales                                                   $ 45.2       $ 49.1
Gross profit on jewelry scrapping sales                                                3.3          6.1

Gross margin on merchandise sales                                                     39.7%        42.1%
Gross margin on jewelry scrapping sales                                               15.9%        23.0%
Overall gross margin                                                                  36.0%        38.5%

Fiscal 2004 overall gross margins on sales increased 2.5 percentage points from Fiscal 2003 to 38.5%. Margins on merchandise sales increased 2.4 percentage points as a result of less discounting and more conservative loan values on forfeited collateral. Jewelry scrapping margins improved 7.1 percentage points due largely to higher gold values. Future fluctuations in gold values would have an immediate and direct impact on the proceeds of scrapped jewelry. In response to these fluctuations, the Company may adjust the amount it lends on jewelry, which would ultimately impact the cost of inventory sold and sales margins. Inventory shrinkage, included in cost of goods sold, was 1.7% of merchandise sales in Fiscal 2004 compared to 1.9% in Fiscal 2003.

At September 30, 2004, the Company offered payday loans in 287 locations and a call center. This is an increase from September 30, 2003, when the Company offered payday loans in 229 locations and a call center. During Fiscal 2003 and 2004, respectively, the Company opened four and 121 Mono-line stores specializing in payday loans. Ninety-five Mono-line stores adjoin EZPAWN locations that offered payday loans prior to the opening of the adjoined Mono-line stores.

Payday loan data are as follows for Fiscal 2003 and 2004:

                                                                                  Fiscal Year Ended September 30,
                                                                                  -------------------------------
                                                                                    2003                   2004
                                                                                    ----                   ----
                                                                                       (Dollars in thousands)
Service charge revenue                                                            $ 12,538               $ 23,874
Bad debt:
    Net defaults on loans                                                           (3,505)                (7,966)
    Change in valuation allowance                                                      (91)                  (260)
    NSF fees collected and other related costs                                          45                    159
                                                                                  --------               --------
        Net bad debt                                                                (3,551)                (8,067)
Other direct transaction expenses                                                   (1,134)                (1,036)
Incremental operating expenses at Mono-line stores                                     (40)                (3,239)
Incremental depreciation and amortization at Mono-line stores                           (2)                  (156)
Collection and call center costs (included in administrative expense)
                                                                                      (650)                  (851)
                                                                                  --------               --------
Contribution to operating income                                                  $  7,161               $ 10,525
                                                                                  ========               ========

Average payday loan balance outstanding during year                               $  2,763               $  5,581
Payday loan balance at end of year                                                $  3,630               $  7,292
Average loan balance per participating location at end of year                    $     16               $     25
Participating locations at end of year, including call center (whole                   230                    288
   numbers)
Net default rate (defaults net of collections, measured as a percent of
   loans made and renewed)                                                             5.0%                   5.9%

The Contribution to operating income presented above includes the effect of incremental operating expenses at Mono-line stores. Shared costs at adjoined Mono-line stores, such as rent and manager labor, have been excluded from these figures, as they did not increase with the build-out of adjoined stores.

Payday loan service charge revenue increased from Fiscal 2003 primarily due to higher average loan balances at existing stores and the addition of new Mono-line stores. Payday loan bad debt also increased $4.5 million in Fiscal 2004. Approximately 75% of the increase in bad debt was related to the higher average loan balances, while 25% was caused by the increase in the net default rate from 5.0% to 5.9% of loans made and renewed during the year. Slightly offsetting the increase in bad debt was a $0.1 million reduction in other payday loan direct transaction expenses.

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At September 30, 2004, the valuation allowance was 6.3% of payday loan principal and fees receivable.

Store operating expenses increased to $86.9 million in Fiscal 2004 from $80.7 million in Fiscal 2003, representing a 4.9 percentage point decrease when measured as a percent of net revenue. Of the total $6.2 million increase, $3.2 million related to new Mono-line stores. The remaining $3.0 million increase was largely due to a $2.5 million increase in labor and labor related costs and a $0.4 million increase in facility repairs and maintenance.

Administrative expenses were $21.8 million (15.6% of net revenue) in Fiscal 2004 compared to $17.0 million (14.1% of net revenue) in Fiscal 2003. The $4.8 million increase is due primarily to $1.6 million in restricted stock grants and related taxes, a $1.4 million increase in legal and professional fees, and a $0.8 million increase in incentive compensation related to the Company's improved performance. Also contributing to the increase was the impairment of a $0.7 million note receivable from a former Chief Executive Officer of the Company due to its doubtful collection. Included in administrative expenses are management fees and expense reimbursements for a related party totaling $802,000 and $767,000 in Fiscal 2004 and 2003, as more fully discussed in Item 13 of this report.

Depreciation and amortization expense decreased $1.3 million in Fiscal 2004 to $7.5 million, primarily due to the net effect of assets that became fully depreciated versus assets placed in service during the year.

In Fiscal 2004, interest expense decreased to $1.5 million from $2.0 million in Fiscal 2003. The improvement resulted from lower average debt balances and lower effective interest rates. At September 30, 2004, the Company's total debt was $25.0 million compared to $31.0 million at September 30, 2003. Decreases in the debt balance were funded by cash flow from operations after funding all investment activity.

In Fiscal 2000, the Company invested $1.1 million in an internet related start-up company. Based on the investee's performance, the Company determined at September 30, 2003 that its investment was fully impaired, and recorded a $1.1 million impairment charge in Fiscal 2003. Fiscal 2004 had no similar impairment.

The Fiscal 2004 income tax expense was $5.4 million, or 37% of pre-tax income, compared to an income tax benefit of $1.2 million in Fiscal 2003. The Fiscal 2003 benefit includes the reversal of a $3.7 million deferred tax asset valuation allowance as the Company projected during that period that its future taxable income would be sufficient to fully realize its deferred tax asset. Excluding the reversal of the valuation allowance, the Company's Fiscal 2003 income tax provision would have been $2.5 million, or 35% of pre-tax income. The increase in the Fiscal 2004 effective tax rate is due to an increase in non-deductible executive compensation and an increase in state income taxes.

Operating income for Fiscal 2004 improved $5.2 million over Fiscal 2003 to $14.3 million. The $6.8 million improvement in gross profit on sales and $3.4 million increased contribution from payday loans account for most of the improvement. Coupled with these are a $0.9 million increase in same store pawn service charges and a $1.3 million reduction in depreciation expense. These improvements were partially offset by the $4.8 million increase in administrative expenses and $3.0 million increase in same store operating expenses.

After a $0.5 million improvement in interest expense, the absence of a $1.1 million investment impairment as was seen in Fiscal 2003, and other smaller items, income before income taxes and the cumulative effect of adopting SFAS No. 142 improved to $14.5 million from $7.2 million in Fiscal 2003. After the changes in income taxes and the Fiscal 2003 cumulative effect of adopting SFAS No. 142, net income improved from $0.4 million in Fiscal 2003 to $9.1 million in Fiscal 2004.

FISCAL 2003 COMPARED TO FISCAL 2002

The Company's Fiscal 2003 pawn service charge revenue increased 3%, or $1.5 million from Fiscal 2002 to $58.2 million. This represents an increase in same store pawn service charge revenue ($1.6 million) offset by the decrease in pawn service charge revenue from closed stores ($0.1 million). The improvement in same store pawn service charge revenue was due to a three percentage point improvement in loan yields to 126% in Fiscal 2003. Variations in the annualized loan yield are due generally to changes in the statutory fees that can be charged, changes in the level of loan forfeitures and a mix shift between loans with different yields. Excluding the effect of closed stores, the Company's Fiscal 2003 average balance of pawn loans outstanding was 0.2% higher and ending pawn loans outstanding were 3% lower than in Fiscal 2002.

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

Fiscal 2003 overall gross margins on sales increased 0.8 of a percentage point from Fiscal 2002 to 36.0%. Margins on merchandise sales decreased 1.2 percentage points as a result of higher loan values on forfeited collateral, more aggressive discounting, and a higher inventory valuation allowance, primarily on aged general merchandise. Jewelry scrapping margins improved 14.3 percentage points due largely to higher gold values. Future fluctuations in gold values would have an immediate and direct impact on the proceeds of scrapped jewelry. In response to these fluctuations, the Company may adjust the amount it lends on jewelry, which would ultimately impact the cost of inventory sold and sales margins. Inventory shrinkage, included in cost of goods sold, was 1.9% of merchandise sales in Fiscal 2003 compared to 1.5% in Fiscal 2002.

During 2003, the Company offered payday loans in 225 of its pawnshop locations and through its Austin, Texas based call center. During the fourth Fiscal 2003 quarter, the Company opened four Mono-line stores specializing in payday loans. For the locations offering payday loans for the full year, average per store payday loan balances increased 53% to $15,500 per store on September 30, 2003.

Payday loan data are as follows for Fiscal 2002 and 2003:

                                                                                  Fiscal Year Ended September 30,
                                                                                  -------------------------------
                                                                                    2002                   2003
                                                                                    ----                   ----
                                                                                       (Dollars in thousands)
Service charge revenue                                                             $ 8,251               $ 12,538
Bad debt:
    Net defaults on loans                                                           (3,121)                (3,505)
    Change in valuation allowance                                                       (3)                   (91)
    Other related costs                                                                (14)                    45
                                                                                   -------               --------
        Net bad debt                                                                (3,138)                (3,551)
Other direct transaction expenses                                                     (802)                (1,134)
Incremental operating expenses at Mono-line stores                                       -                    (40)
Incremental depreciation and amortization at Mono-line stores                            -                     (2)
Collection and call center costs (included in administrative expense)                 (382)                  (650)
                                                                                   -------               --------
Contribution to operating income                                                   $ 3,929                $ 7,161
                                                                                   =======                =======

Average payday loan balance outstanding during year                                $ 1,596                $ 2,763
Payday loan balance at end of year                                                 $ 2,326                $ 3,630
Average loan balance per participating location at end of year                     $  10.2                $  15.8
Participating locations at end of year (whole numbers)                                 229                    230
Net default rate (defaults net of collections, measured as a percent of
   loans made and renewed)                                                             6.9%                   5.0%

The Contribution to operating income presented above includes the effect of incremental operating expenses at Mono-line stores. Shared costs at adjoined Mono-line stores, such as rent and manager labor, have been excluded from these figures, as they did not increase with the build-out of adjoined stores.

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

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At September 30, 2003, the valuation allowance was 5.9% of payday loan principal and fees receivable.

In Fiscal 2003, store operating expenses increased to $80.7 million from $74.3 million in Fiscal 2002, representing a 0.7 percentage point increase when measured as a percent of net revenues. This increase is largely due to a $2.7 million increase in labor and labor related costs and a $1.0 million increase in robberies related primarily to one gang that was apprehended. Fiscal 2003 operating expenses also reflect $0.7 million higher rent on computer equipment upgrades, and a $0.4 million increase in rent from the sale-leaseback of previously owned store locations. The incremental sale-leaseback rent expense was largely offset by related decreases in depreciation of the sold locations and lower interest expense from debt retired with the proceeds of the sale-leaseback transactions.

Administrative expenses increased $1.4 million in Fiscal 2003 to $17.0 million,
0.1 of a percentage point higher than Fiscal 2002 when measured as a percent of net revenue. The increase is due primarily to higher employment related costs and payday loan related costs. Employment cost increases include benefit costs, general inflation, limited staff additions, and greater incentive compensation related to the

Company's improved overall performance in Fiscal 2003. The increased volume of payday loans in Fiscal 2003 required the increase in payday loan related costs, primarily labor in the debt collection area. Included in administrative expenses are management fees and expense reimbursements paid to a related party totaling $767,000 and $498,000 in Fiscal 2003 and 2002, as more fully discussed in Item 13 of this annual report on Form 10-K.

Depreciation and amortization expense decreased $1.3 million in Fiscal 2003 to $8.8 million. This improvement is primarily due to ceasing amortization of intangibles upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" and the reduction in depreciation resulting from the sale-leaseback of previously owned locations.

In Fiscal 2003, interest expense decreased to $2.0 million from $4.8 million in Fiscal 2002. The improvement resulted from lower average debt balances and lower effective interest rates. At September 30, 2003, the Company's total debt was $31.0 million compared to $42.2 million at September 30, 2002. Decreases in the debt balance were funded primarily by cash flow from operations.

In Fiscal 2000, the Company invested $1.1 million in an internet related start-up company. Based on the investee's performance, the Company determined at September 30, 2003 that its investment was fully impaired, and recorded a $1.1 million impairment charge in Fiscal 2003.

The Fiscal 2003 income tax benefit was $1.2 million. This amount includes the reversal of a $3.7 million deferred tax asset valuation allowance as the Company projects its future taxable income will be sufficient to fully realize its deferred tax asset. Excluding the removal of the valuation allowance, the Company's income tax provision would have been $2.5 million (35% of pretax income) compared to an income tax provision of $1.3 million (37% of pretax income) for Fiscal 2002. The decrease in effective tax rate for Fiscal 2003 is due to non-deductible items having a smaller percentage impact on pretax earnings.

Operating income for Fiscal 2003 increased $1.1 million over Fiscal 2002 to $9.1 million. The $3.2 million incremental contribution from payday loans, $2.4 million improvement in gross profit on sales, and $1.6 million increase in same store pawn service charges account for most of the improvement. Coupled with these is a $0.6 million reduction in amortization resulting from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," and a $0.7 million reduction in depreciation expense related to the sale-leaseback of store locations. These improvements were partially offset by $7.0 million higher operating and administrative expenses and $0.4 million of rent from the sale-leaseback of store locations.

Income before the cumulative effect of adopting SFAS No. 142 improved to $8.4 million from $2.2 million in Fiscal 2002. This resulted principally from a $2.8 million decrease in interest expense, and a $3.7 million reduction in the deferred tax asset valuation allowance, partially offset by a $1.1 million impairment of an investment. After the non-cash cumulative effect of adopting SFAS No. 142, the Company's net income was $0.4 million compared to $2.2 million in Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

In Fiscal 2004, the Company's $27.2 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $22.3 million, and
(ii) $4.9 million of changes in operating assets and liabilities, primarily accounts payable, accrued expenses, and federal income taxes. In Fiscal 2003, the Company's $15.3 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $13.2 million and (ii) $2.1 million of changes in operating assets and liabilities, primarily prepaid expenses and other assets. The primary difference between cash flow from operations for Fiscal 2003 and Fiscal 2004 is an increase in payday loan fees collected and gross profit on sales of inventory.

In Fiscal 2004, the Company invested $8.0 million in property and equipment, $11.9 million in funding payday loans net of repayments, and $2.1 million in funding pawn loans, net of repayments and recoveries through the sale of forfeited collateral. These changes and a $6.0 million reduction in debt were funded by the cash flow from operations discussed above and $0.7 million of dividends from Albemarle & Bond Holding, plc.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30 (in thousands):

                                                                       Payments due by Period
                                                   ----------------------------------------------------------------------
Contractual Obligations                            Total    Less than 1 year  1-3 years      3-5 years  More than 5 years
-----------------------                            -----    ----------------  ---------      ---------  -----------------
Long-term debt obligations                        $ 25,000      $      -       $25,000        $      -      $       -
Interest on long-term debt obligations
                                                     2,328           931         1,397              -              -
Capital lease obligations                                -             -             -              -              -
Operating lease obligations                         72,251        13,638        21,202         11,596         25,815
Purchase obligations                                     -             -             -              -              -
Other long-term liabilities                             -              -             -              -              -
                                                  --------      --------       -------       --------       --------
Total                                             $ 99,579      $ 14,569       $47,599       $ 11,596       $ 25,815
                                                  ========      ========       =======       ========       ========

During the fiscal year ending September 30, 2005, the Company plans to open an additional 120 to 140 Mono-line payday loan stores for an expected capital expenditure of approximately $4.5 million, plus the funding of working capital and start-up losses at these stores. The Company believes that these new stores will create a drag on earnings in their first six to nine months of operations before turning profitable.

Effective April 8, 2004, the Company amended and restated its credit agreement. The amendment extended the maturity date to April 1, 2007 and provided for a $40.0 million revolving credit facility. Under the terms of the amended agreement, the Company had the ability to borrow an additional $15.0 million at September 30, 2004. Advances are secured by the Company's assets. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The long-term debt obligations included in the table above is the balance outstanding on the Company's revolving credit agreement at September 30, 2004. The outstanding balance fluctuates based on cash needs and the interest rate varies in response to the Company's leverage ratio. For purposes of the this table, the Company assumed the current outstanding balance and interest rate will be applicable through the maturity date of the credit agreement on April 1, 2007.

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

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section

27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and result of the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

RISK FACTORS

- CHANGES IN CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES COULD RESULT IN A SIGNIFICANT DECREASE IN REVENUES. Although the Company's customer base commonly uses its products and services, the Company's failure to meet changing demands of its customers could result in a significant decrease in its revenues.

- CHANGES IN GOVERNMENTAL RULES AND REGULATIONS APPLICABLE TO THE SPECIALTY FINANCIAL SERVICES INDUSTRY COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S LENDING ACTIVITIES. The Company's lending is subject to extensive regulation, supervision and licensing requirements under various federal, state and local laws, ordinances and regulations. New laws and regulations could be enacted that could have a negative impact on the Company's lending activities.

- MUCH OF THE COMPANY'S PAYDAY LOAN ACTIVITY IS CONCENTRATED WITH COUNTY BANK, AND CHANGES IN ITS RELATIONSHIP WITH COUNTY BANK COULD HAVE A MATERIAL ADVERSE IMPACT ON ITS LENDING ACTIVITIES AND REVENUES. The Company markets and services payday loans for County Bank, which is subject to FDIC guidelines. If County Bank altered or discontinued its relationship with the Company for any reason or if the Company were unable to attract and retain customers for County Bank, it could have a material adverse impact on the Company's operations and financial results. The failure of County Bank to provide its service or to maintain the quality and consistency of its service or loan underwriting practices also could result in a material loss of customers, a related loss in revenue, or a significant increase in bad debt from those services.

- ACHIEVEMENT OF THE COMPANY'S PLANNED FINANCIAL RESULTS IS DEPENDENT UPON ITS ABILITY TO OPEN AND ACQUIRE PLANNED NEW STORES. The Company's expansion program is subject to numerous factors that cannot be predicted or controlled, such as identifying acceptable locations or attractive acquisition targets and the Company's ability to attract, train and retain qualified store managers. Changes in the expected returns from new stores could also significantly affect the Company's ability to achieve its planned financial results.

- CHANGES IN PAYDAY LOAN DEFAULT AND COLLECTION RATES COULD SIGNIFICANTLY DECREASE THE COMPANY'S PLANNED EARNINGS. The profitability of payday loans is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. Changes in its default or collection rates could materially and adversely affect the Company's results of operations. Additionally, the accuracy of the Company's allowance for uncollectible payday loans is dependent upon several factors, including its ability to predict future default rates based on historical trends and expected future events. Actual loan losses could vary from those estimated due to variance in any of these factors. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance.

- FLUCTUATIONS IN THE COMPANY'S INVENTORY AND PAWN LOAN BALANCES, INVENTORY TURNOVER AND SALES

  MARGINS, AND AVERAGE YIELDS ON LOAN PORTFOLIOS OR PAWN REDEMPTION RATES COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S LENDING AND RETAIL OPERATIONS. The Company regularly experiences fluctuations in its inventory and pawn loan balances, inventory turnover and sales margins, yields on loan portfolios and pawn redemption rates. Changes in any of these factors could materially and adversely affect the Company's profitability and ability to achieve its planned results.

- CHANGES IN THE COMPANY'S LIQUIDITY AND CAPITAL REQUIREMENTS COULD LIMIT ITS ABILITY TO ACHIEVE ITS PLANS. The Company requires continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect the Company's ability to achieve its planned growth and operating results. Similarly, if actual costs to build new stores significantly exceed planned costs, this could materially restrict the Company's ability to build new stores or to operate new stores profitably. The Company's credit agreement also limits the allowable amount of capital expenditures in any given fiscal year, which could limit the Company's ability to build all planned new stores.

- CHANGES IN COMPETITION FROM VARIOUS SOURCES COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S ABILITY TO ACHIEVE ITS PLANS. The Company encounters significant competition in connection with its lending and retail operations from other pawnshops, cash advance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than the Company. Significant increases in these competitive influences could adversely affect the Company's operations through a decrease in the number or quality of payday loans and pawn loans or the Company's ability to liquidate forfeited collateral at acceptable margins.

- THE COMPANY'S EARNINGS COULD BE NEGATIVELY IMPACTED BY AN UNFAVORABLE OUTCOME OF LITIGATION, REGULATORY ACTIONS, OR LABOR AND EMPLOYMENT MATTERS. From time to time, the Company is involved in litigation, regulatory actions and labor and employment matters arising from its normal operations. The Company is currently a defendant in several actions, some of which involve claims for substantial amounts. Although the Company believes the resolution of these actions will not have a material adverse effect on its financial condition, results of operation or liquidity, there can be no assurance as to the ultimate outcome of these actions.

- A FAILURE IN THE COMPANY'S INFORMATION SYSTEMS COULD PREVENT IT FROM EFFECTIVELY MANAGING AND CONTROLLING ITS BUSINESS OR SERVING ITS CUSTOMERS. We rely on our information systems to manage and operate our stores and business. Each store is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily, report revenues and expenses timely, and access County Bank's loan approval system and other loan scoring systems. Our back-up systems and security measures, or those of County Bank, could fail to prevent a disruption in the availability of our information systems. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.

- A FAILURE OF THE COMPANY'S INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES, OR ITS INABILITY TO TIMELY COMPLY WITH THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY AND ITS INVESTORS' CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION. Effective internal controls and disclosure controls and processes are necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our controls are necessary. Completing this evaluation, performing testing and implementing any required remedial changes will require significant expenditures and management attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of these on our operations. The Company cannot be certain that significant deficiencies or material weaknesses will not be identified, or that remediation efforts will be timely to allow it to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of
  Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in our reported financial information.

- CHANGES IN GENERAL ECONOMIC CONDITIONS COULD NEGATIVELY AFFECT LOAN PERFORMANCE AND DEMAND FOR OUR PRODUCTS AND SERVICES. While the possession of pawn loan collateral mitigates most of the Company's credit risk, a sustained deterioration in the economic environment could adversely affect the Company's operations through deterioration in performance of its pawn loan or payday loan portfolios, or by reducing consumer demand for previously owned merchandise.

- INTEREST RATE FLUCTUATIONS COULD INCREASE THE COMPANY'S INTEREST EXPENSE. Although the weakness in the U.S. economy over the past several quarters has resulted in relatively low bank interest rates, a significant economic recovery could result in a substantial rise in interest rates that would, in turn, increase the Company's cost of borrowing.

- ONE PERSON HOLDS VOTING CONTROL OF THE COMPANY AND CONTROLS THE OUTCOME OF ALL MATTERS REQUIRING A VOTE OF STOCKHOLDERS, WHICH MAY INFLUENCE THE VALUE OF OUR PUBLICLY TRADED STOCK. Mr. Phillip E. Cohen controls all of the Company's Class B Voting Common Stock through his ownership of MS Pawn Corporation, the general partner of the partnership that owns the Class B Voting Common Stock. He elects all the Company's directors and controls the outcome of all other issues requiring a vote of stockholders. Some potential investors may not like this concentration of control, which may adversely affect the price of the Company's Class A Common Stock. Mr. Cohen's control of the Company may also discourage offers by third parties to acquire the Company or to merge with the Company or reduce the price that potential acquirers may be willing to pay for the Company's Class A Common Stock.

- THE COMPANY FACES OTHER RISKS DISCUSSED UNDER QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK IN ITEM 7A OF THIS FORM 10-K.

- THE COMPANY ALSO FACES OTHER RISKS INDICATED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and gold values. The Company also is exposed to regulatory risk in relation to its payday loans. The Company does not use derivative financial instruments.

The Company's earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and the Company's ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on the Company's financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more in 2005 than they did in 2004, the Company's annual interest expense would be increased by approximately $125,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at September 30, 2004.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the year ended June 30, 2004 (included in the Company's September 30, 2004 results on a three-month lag as described above) was approximately a $342,000 increase, net of tax effect, to shareholders' equity. On September 30, 2004, the U.K. pound weakened to 1.00 to 1.79940 U.S. dollars from 1.80740 at June 30, 2004. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Reports of Independent Registered Public Accounting Firms                                                38

Consolidated Financial Statements:

           Consolidated Balance Sheets as of September 30, 2003 and 2004                                 40

           Consolidated Statements of Operations for each of the Three Fiscal Years                      41
           Ended September 30, 2004

           Consolidated Statements of Cash Flows for each of the Three Fiscal Years                      42
           Ended September 30, 2004

           Consolidated Statements of Stockholders' Equity for each of the Three Fiscal Years            43
           Ended September 30, 2004

           Notes to Consolidated Financial Statements                                                    44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheet of EZCORP, Inc. and subsidiaries as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO SEIDMAN, LLP

Dallas, Texas
November 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated balance sheet of EZCORP, Inc. and its subsidiaries as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZCORP, Inc. and its subsidiaries at September 30, 2003, and the consolidated results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective October 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles."

/s/ ERNST & YOUNG LLP

Austin, Texas
December 7, 2004

                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,
                                                                                    ------------------
                                                                                    2003          2004
                                                                                    ----          ----
                                                                                      (In thousands)
Assets:
             Current assets:
                Cash and cash equivalents                                         $  2,496      $  2,506
                Pawn loans                                                          47,955        49,078
                Payday loans, net                                                    3,630         7,292
                Pawn service charges receivable, net                                 8,990         8,679
                Payday loan service charges receivable, net                            735         1,474
                Inventory, net                                                      29,755        30,636
                Deferred tax asset                                                   8,163         9,711
                Federal income tax receivable                                          328             -
                Prepaid expenses and other assets                                    1,726         2,321
                                                                                  --------      --------
                             Total current assets                                  103,778       111,697

             Investment in unconsolidated affiliate                                 14,700        16,101
             Property and equipment, net                                            25,369        25,846
             Note receivable from related party                                      1,500         1,500
             Deferred tax asset, non-current                                         4,391         4,946
             Other assets, net                                                       3,952         4,232
                                                                                  --------      --------
             Total assets                                                         $153,690      $164,322
                                                                                  ========      ========
Liabilities and stockholders' equity:
             Current liabilities:
                Accounts payable and other accrued expenses                       $ 11,101      $ 14,947
                Customer layaway deposits                                            1,792         1,645
                Federal income taxes payable                                             -         2,043
                                                                                  --------      --------
                             Total current liabilities                              12,893        18,635

             Long-term debt                                                         31,000        25,000
             Deferred gains and other long-term liabilities                          4,319         3,958
                                                                                  --------      --------
                             Total long-term liabilities                            35,319        28,958
             Commitments and contingencies                                               -             -
             Stockholders' equity:
                Preferred Stock, par value $.01 per share; Authorized
                             5,000,000 shares; none issued and outstanding               -             -
                Class A Non-voting Common Stock, par value $.01 per share;
                             Authorized 40,000,000 shares; 11,006,864 issued
                             and 10,997,831 outstanding in 2003; 11,181,401
                             issued and 11,172,368 outstanding in 2004                 110           112
                Class B Voting Common Stock, convertible, par value $.01
                             per share; Authorized 1,198,990 shares; 1,190,057
                             issued and outstanding                                     12            12
                Additional paid-in capital                                         115,580       116,683
                Accumulated deficit                                                 (9,161)          (38)
                Deferred compensation expense                                         (784)         (832)
                                                                                  --------      --------
                                                                                   105,757       115,937
                Treasury stock, at cost (9,033 shares)                                 (35)          (35)
                Receivable from stockholder                                           (729)            -
                Accumulated other comprehensive income                                 485           827
                                                                                  --------      --------
                             Total stockholders' equity                            105,478       116,729
                                                                                  --------      --------
             Total liabilities and stockholders' equity                           $153,690      $164,322
                                                                                  ========      ========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended September 30,
                                                                        --------------------------------
                                                                        2002          2003          2004
                                                                        ----          ----          ----
                                                                    (In thousands, except per share amounts)
Revenues:
   Sales                                                              $131,046      $ 134,591     $ 143,472
   Pawn service charges                                                 56,676         58,175        59,090
   Payday loan service charges                                           8,251         12,538        23,874
   Other                                                                   925          1,045         1,361
                                                                      --------      ---------     ---------
             Total revenues                                            196,898        206,349       227,797

Costs of goods sold                                                     84,936         86,100        88,202
                                                                      --------      ---------     ---------
             Net revenues                                              111,962        120,249       139,595

Operating expenses:
   Operations                                                           74,325         80,688        86,862
   Bad debt and other payday loan direct expenses                        3,940          4,685         9,103
   Administrative                                                       15,619         17,008        21,845
   Depreciation                                                          9,405          8,685         7,435
   Amortization                                                            682             90            77
                                                                      --------      ---------     ---------
             Total operating expenses                                  103,971        111,156       125,322
                                                                      --------      ---------     ---------
Operating income                                                         7,991          9,093        14,273

Interest expense, net                                                    4,770          2,006         1,528
Equity in net income of unconsolidated affiliate                          (604)        (1,412)       (1,739)
Loss on sale/disposal of assets                                            327            170             3
Impairment of investment                                                     -          1,100             -
                                                                      --------      ---------     ---------
Income before income taxes and cumulative effect
     of adopting a new accounting principle                              3,498          7,229        14,481
Income tax expense (benefit)                                             1,294         (1,170)        5,358
                                                                      --------      ---------     ---------
Income before cumulative effect of adopting a new
     accounting principle                                             $  2,204      $   8,399     $   9,123

Cumulative effect of adopting a new accounting
     principle, net of tax                                                   -         (8,037)            -
                                                                      --------      ---------     ---------

Net income                                                            $  2,204      $     362     $   9,123
                                                                      ========      =========     =========
Income per common share - basic:
     Income before cumulative effect of adopting a new
       accounting principle                                           $   0.18       $   0.69      $   0.74
     Cumulative effect of adopting a new accounting
       principle, net of tax                                                 -          (0.66)            -
                                                                      --------      ---------     ---------
     Net income                                                       $   0.18      $    0.03     $    0.74
                                                                      ========      =========     =========
Income per common share - assuming dilution:
     Income before cumulative effect of adopting a new
       accounting principle                                           $   0.18      $    0.67     $    0.70
     Cumulative effect of adopting a new accounting
       principle, net of tax                                                 -          (0.64)            -
                                                                      --------      ---------     ---------
     Net income                                                       $   0.18      $    0.03     $    0.70
                                                                      ========      =========     =========
Weighted average shares outstanding:
   Basic                                                                12,143         12,181        12,256
   Assuming dilution                                                    12,292         12,552        13,122

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended September 30,
                                                                        --------------------------------
                                                                        2002           2003         2004
                                                                        ----           ----         ----
                                                                                  (In thousands)
Operating Activities:
   Net income                                                         $  2,204      $     362     $   9,123
   Adjustments to reconcile net income to net cash provided
     by operating activities:
          Cumulative effect of adopting new accounting principle             -          8,037             -
          Depreciation and amortization                                 10,087          8,775         7,512
          Payday loan loss provision                                     3,138          3,551         8,225
          Deferred taxes                                                   993         (7,327)       (2,103)
          Net loss on sale or disposal of assets                           327            170             3
          Impairment of investment                                           -          1,100             -
          Impairment of receivable from stockholder                          -              -           729
          Deferred compensation expense                                      6              3           538
          Income from investment in unconsolidated affiliate              (604)        (1,412)       (1,739)
   Changes in operating assets and liabilities:
          Service charges receivable, net                                 (463)          (421)         (428)
          Inventory                                                        264            868            83
          Notes receivable from related parties                             67             22             -
          Prepaid expenses, other current assets, and other
            assets, net                                                   (878)         2,803          (545)
          Accounts payable and accrued expenses                          2,567           (450)        3,964
          Restructuring reserve                                           (183)           (34)            -
          Customer layaway deposits                                         85           (374)         (147)
          Deferred gains and other long-term liabilities                  (341)          (363)         (361)
          Federal income taxes                                            (359)            31         2,371
                                                                      --------      ---------     ---------
Net cash provided by operating activities                               16,910         15,341        27,225

Investing Activities:
   Pawn loans made                                                    (167,281)      (163,125)     (170,019)
   Pawn loans repaid                                                    91,937         90,691        92,457
   Recovery of pawn loan principal through sale of
       forfeited collateral                                             75,110         75,201        75,475
   Payday loans made                                                   (16,600)       (24,051)      (52,501)
   Payday loans repaid                                                  12,386         19,196        40,614
   Additions to property and equipment                                  (2,042)        (2,491)       (7,963)
   Dividends from unconsolidated affiliate                                 327            523           680
   Proceeds from sale of assets                                          6,506            964             -
                                                                      --------      ---------     ---------
           Net cash provided by (used in) investing activities             343         (3,092)      (21,257)

Financing Activities:
   Proceeds from exercise of stock options                                   -              -           450
   Debt issuance costs                                                       -              -          (408)
   Net payments on bank borrowings                                     (17,947)       (11,245)       (6,000)
                                                                      --------      ---------     ---------
          Net cash used in financing activities                        (17,947)       (11,245)       (5,958)
                                                                      --------      ---------     ---------

   Change in cash and equivalents                                         (694)         1,004            10
   Cash and equivalents at beginning of period                           2,186          1,492         2,496
                                                                      --------      ---------     ---------
   Cash and equivalents at end of period                              $  1,492      $   2,496     $   2,506
                                                                      ========      =========     =========

Cash paid during the periods for:
          Interest                                                    $  3,981      $   3,017     $   1,746
          Income taxes                                                $    866      $   3,163     $   5,286
Non-cash Investing and Financing Activities:
   Pawn loans forfeited and transferred to inventory                  $ 73,240      $  73,727     $  76,439
   Deferred gain on sale-leaseback                                    $  1,388      $     506     $       -
   Issuance of common stock to 401(k) plan                            $     60      $      64     $      69
   Foreign currency translation adjustment                            $    317      $     505     $     342

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock                                                                    Accumulated
                            -------------   Additional                 Deferred               Receivable       Other
                                      Par    Paid In   Accumulated   Compensation   Treasury     From      Comprehensive
                           Shares    Value   Capital     Deficit       Expense       Stock    Stockholder  Income (Loss)     Total
                           ------    -----   -------     -------       -------       -----    -----------  -------------     -----
                                                                    (In thousands)
Balances at Sept. 30, 2001 12,137    $ 121  $ 114,664  $   (11,727)  $          -   $    (35) $      (729) $        (337)  $101,957

   Issuance of Common
     Stock to 401(k) plan      39        1         59            -              -          -            -              -         60
   Amortization of stock
     option compensation        -        -          6            -              -          -            -              -          6
   Foreign currency
      translation
       adjustment               -        -          -            -              -          -            -            317        317
   Net income                   -        -          -        2,204              -          -            -              -      2,204
                                                                                                                           --------
   Total comprehensive
      income                    -        -          -            -              -          -            -              -      2,521
                           ------    -----  ---------  -----------   ------------   --------  -----------  -------------   --------
Balances at Sept. 30, 2002 12,176      122    114,729       (9,523)             -        (35)        (729)           (20)   104,544

   Issuance of Common
     Stock to 401(k) plan      21        -         64            -              -          -            -              -         64
   Amortization of stock
     option compensation        -        -          3            -              -          -            -              -          3
   Issuance of restricted       -        -        784            -           (784)         -            -              -          -
     shares to employee
   Foreign currency
     translation
      adjustment                -        -          -            -              -          -            -            505        505
   Net income                   -        -          -          362              -          -            -              -        362
                                                                                                                           --------
   Total comprehensive
      income                    -        -          -            -                         -            -              -        867
                           ------    -----  ---------  -----------   ------------   --------  -----------  -------------   --------
Balances at Sept. 30, 2003 12,197      122    115,580       (9,161)          (784)       (35)        (729)           485    105,478

   Issuance of Common
     Stock to 401(k) plan       9        -         69            -              -          -            -              -         69
   Issuance of restricted
     shares to employee         -        -        586            -            (48)         -            -              -        538
   Stock options
    exercised                 165        2        448            -              -          -            -              -        450
   Receivable from
      stockholder
       written off              -        -          -            -              -          -          729              -        729
   Foreign currency
     translation
      adjustment                -        -          -            -              -          -            -            342        342
   Net income                   -        -          -        9,123              -          -            -              -      9,123
                                                                                                                           --------
   Total comprehensive
      income                    -        -          -            -              -          -            -               -     9,465
                           ------    -----  ---------  -----------   ------------   --------  -----------  -------------   --------
Balances at Sept. 30, 2004 12,371    $ 124  $ 116,683  $       (38)  $       (832)  $    (35) $         -  $         827   $116,729
                           ======    =====  =========  ===========   ============   ========  ===========  =============   ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: EZCORP, Inc. (the "Company") is engaged primarily in operating pawnshops and payday loan stores. As of September 30, 2004, the Company operated 280 pawn locations in 11 states, offered payday loans in 162 of its pawnshops, and offered payday loans in 125 "Mono-line" stores, specializing in payday loans, as well as an Austin, Texas based payday loan call center. The stores and call center function as sources of customer credit and the pawnshops function as specialty retailers primarily of previously owned merchandise.

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

BAD DEBT AND OTHER PAYDAY LOAN DIRECT EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in bad debt and other payday loan direct expenses, were $3.1 million, $3.5 million and $8.0 million, representing 6.9%, 5.0% and 5.9% of loans made for the years ended September 30, 2002, 2003 and 2004, ("Fiscal 2002," "Fiscal 2003" and "Fiscal 2004") respectively.

ALLOWANCE FOR LOSSES ON PAYDAY LOANS: The Company also provides an allowance for losses on active payday loans and related service charges receivable, based on recent loan default experience and expected seasonal variations. Changes in the principal valuation allowance are charged to bad debt expense in the Company's statement of operations. Changes in the service charge receivable valuation allowance are charged to payday loan service charge revenue. At September 30, 2003 and 2004, the allowance for losses on payday loans was $0.3 million and $0.6 million, respectively, representing 5.9% and 6.3%, respectively, of payday loan principal and fees receivable.

TOTAL REVENUES: In Fiscal 2004, the Company's total revenues were comprised of 26% pawn service charges, 63% sales, 10% payday loan service charges, and 1% other fee revenue. In Fiscal 2003, the Company's total revenues were comprised of 28% pawn service charges, 65% sales, 6% payday loan service charges, and 1% other fee revenue.

CASH AND CASH EQUIVALENTS: The Company considers investments with maturities of 90 days or less when purchased to be cash equivalents.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2003 and 2004, the valuation allowance deducted from the carrying value of inventory amounted to $1,828,000 and $1,545,000 (5.8% and 4.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

SOFTWARE DEVELOPMENT COSTS: The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 2002, 2003, and 2004 approximately $8,000, $233,000, and $134,000 was capitalized in connection with the development and acquisition of internal software systems. No interest was capitalized in 2002, 2003, or 2004. Capitalized costs are amortized by the straight-line method over the estimated useful lives of each system, ranging from five to eight years.

CUSTOMER LAYAWAY DEPOSITS: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected and the related merchandise has been delivered to the customer.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Provisions for depreciation are computed on a straight line basis using estimated useful lives of 30 years for buildings and 2 to 10 years for furniture, equipment, leasehold improvements, and software development costs. Property and equipment is shown net of accumulated depreciation of $65.7 million and $59.3 million at September 30, 2003 and 2004, respectively.

INTANGIBLE ASSETS: The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having an indefinite useful life are no longer subject to amortization but will be tested for impairment at least annually. The effects of the adoption of this new accounting principle are discussed in Note B, "Change in Accounting Principle."

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets (i.e., property and equipment) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in Fiscal 2003 or 2004.

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

COSTS OF GOODS SOLD: Included in costs of goods sold is the historical cost of inventory sold, inventory shrinkage, and any change in the Company's allowance for inventory shrinkage and valuation. Also included is the cost of the Company's central jewelry processing unit, as it relates directly to sales of precious metals to refiners.

OPERATIONS EXPENSE: Included in operations expense are costs related to operating our stores. These costs include labor, other direct expenses such as utilities, supplies, and banking fees, and other indirect expenses such as store rent, building repairs and maintenance, advertising, and store property taxes and insurance.

ADMINISTRATIVE EXPENSE: Included in administrative expense are costs related to the Company's executive and administrative offices. This includes executive, administrative and regional salaries, wages and incentive compensation, professional fees, license fees, and costs related to the operation of the Company's administrative offices such as rent, property taxes, and insurance. Also included in administrative expense are costs of the Company's payday loan call center and bad debt collection center.

ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was approximately $1,154,000, $1,189,000, and $1,202,000 for the fiscal years ended September 30, 2002, 2003, and 2004, respectively.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. At June 30, 2004, the Company increased its estimate of the effective tax rate for its fiscal year ending September 30, 2004 from 34.5% to 37.0%, as more fully discussed in Note I, "Income Taxes." As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. As of September 30, 2003 and 2004, the Company did not have a valuation allowance on its deferred tax assets.

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

The following table presents the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

                                                                   Years ended September 30,
                                                               ---------------------------------
                                                               2002           2003          2004
                                                               ----           ----          ----
                                                            (In thousands, except per share amounts)
Net income, as reported                                       $ 2,204        $   362      $  9,123
Add: stock-based employee compensation
    expense included in reported net income,
    net of related tax effects                                      -              -           350
Deduct: total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                                      (333)          (364)         (879)
                                                              -------        -------      --------
Pro forma net income (loss)                                   $ 1,871        $    (2)     $  8,594

Earnings per share, basic:
As reported                                                   $  0.18        $  0.03      $   0.74
Pro forma                                                     $  0.15        $  0.00      $   0.70

Earnings per share, assuming dilution:

As reported                                                   $  0.18        $  0.03      $   0.70
Pro forma                                                     $  0.15        $  0.00      $   0.65

See Note H, "Common Stock, Warrants, and Options."

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In January 2003 (amended December
2003), the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003, and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003. In December 2003, the FASB issued FASB Interpretation No. 46(R), which expanded and clarified the guidelines of FIN 46. Adoption of FIN 46 in the year ended September 30, 2004 had no effect on the Company's consolidated financial statements.

NOTE B: CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, which resulted in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31,

2002, the Company, with the assistance of independent valuation specialists, completed impairment tests of its goodwill and pawn licenses. The goodwill testing estimated enterprise value based on discounted cash flows and market capitalization and indicated an implied fair value of goodwill of $0 based on the allocation of enterprise value to all of the Company's assets and liabilities. This resulted in an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. Separately, the estimated fair value of pawn licenses was compared to their carrying value, indicating no impairment. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change. The Company assesses its goodwill and indefinite lived intangible assets as of July 1 of each year or more frequently if events or changes in circumstances indicate impairment. Excluding the cumulative adjustment recognizing impairment of the Company's goodwill, the Company concluded that there was no impairment of its indefinite lived intangible assets in Fiscal 2003 and 2004.

The following table presents the results of the Company on a comparable basis as if SFAS No. 142 had been effective for all periods presented.

                                                                                         Years Ended September 30,
                                                                                         -------------------------
                                                                                        2002        2003        2004
                                                                                        ----        ----        ----
                                                                                 (In thousands, except per share amounts)
Net income, as reported                                                                $ 2,204     $   362     $ 9,123
Goodwill and pawn license amortization, net of tax                                         398           -           -
Amortization of goodwill related to A&B, net of tax                                        299           -           -
Cumulative effect of adopting a new accounting principle, net of tax                         -       8,037           -
                                                                                       -------     -------     -------
Adjusted net income                                                                    $ 2,901     $ 8,399     $ 9,123
                                                                                       =======     =======     =======
Basic earnings per share:
    Net income as reported                                                             $  0.18     $  0.03     $  0.74
    Goodwill and pawn license amortization, net of tax                                    0.03           -           -
    Amortization of goodwill related to A&B, net of tax                                   0.03           -           -
    Cumulative effect of adopting new accounting principle, net of tax                       -        0.66           -
                                                                                       -------     -------     -------
    Adjusted net income                                                                $  0.24     $  0.69     $  0.74
                                                                                       =======     =======     =======
Diluted earnings per share:
    Net income as reported                                                             $  0.18     $  0.03     $  0.70
    Goodwill and pawn license amortization, net of tax                                    0.03           -           -
    Amortization of goodwill related to A&B, net of tax                                   0.03           -           -
    Cumulative effect of adopting a new accounting principle, net of tax                     -        0.64           -
                                                                                       -------     -------     -------
    Adjusted net income                                                                $  0.24     $  0.67     $  0.70
                                                                                       =======     =======     =======

At each balance sheet date presented, the balance of pawn licenses - the only major class of indefinite lived intangible assets at each of these dates - was $1.5 million.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                             September 30, 2003                  September 30, 2004
                                          Carrying       Accumulated        Carrying          Accumulated
                                           Amount        Amortization        Amount           Amortization
                                         -----------------------------------------------------------------
                                                                 (In thousands)
License application fees                  $    742          $   561         $    345             $  195
Real estate finders' fees                      554              249              554                277
Non-compete agreements                         388              219              388                238
                                          --------          -------         --------             ------
Total                                     $  1,684          $ 1,029         $  1,287             $  710
                                          ========          =======         ========             ======

Total amortization expense from definite-lived intangible assets was approximately $72,000, $90,000, and $77,000 for the years ended September 30, 2002, 2003, and 2004. The following table presents the

Company's estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2004:

                   Amortization
Fiscal Year           Expense
-----------           -------
          (In thousands)
    2005               $  68
    2006                  67
    2007                  67
    2008                  66
    2008                  57

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE C: EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

                                                                                Years Ended September 30,
                                                                          -------------------------------------
                                                                          2002             2003            2004
                                                                          ----             ----            ----
                                                                                     (In thousands)
Numerator
   Numerator for basic and diluted earnings per share:
         Income before cumulative effect of adopting
         a new accounting principle                                     $  2,204         $  8,399         $ 9,123
        Cumulative effect of adopting a new accounting
        principle, net of tax                                                  -           (8,037)              -
                                                                        --------         --------         -------
        Net income                                                         2,204              362           9,123
                                                                        ========         ========         =======
Denominator
   Denominator for basic earnings per share: weighted average
        shares                                                            12,143           12,181          12,256
   Effect of dilutive securities:
       Options and warrants                                                  149              371             806
       Restricted common stock grants                                          -                -              60
                                                                        --------         --------         -------
       Dilutive potential common shares                                      149              371             866
                                                                        --------         --------         -------

   Denominator for diluted earnings per share: adjusted weighted
       average shares and assumed conversions                             12,292           12,552          13,122
                                                                        ========         ========         =======
Basic earnings per share                                                $   0.18         $   0.03         $  0.74
                                                                        ========         ========         =======
Diluted earnings per share                                              $   0.18         $   0.03         $  0.70
                                                                        ========         ========         =======

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares so the effect would be anti-dilutive.

Outstanding options to purchase shares of common stock were as follows:

                                                                       Years Ended September 30,
                                                           -----------------------------------------------
                                                           2002                  2003                 2004
                                                           ----                  ----                 ----
Total options outstanding
     Weighted average shares subject to options            1,460,689            2,001,344            2,255,604
     Average exercise price per share                  $        7.70        $        6.14        $        6.61

Anti-dilutive options outstanding
     Weighted average shares subject to options              937,701              910,810            1,033,471
     Average exercise price per share                  $       10.87        $       10.69        $       10.91

During Fiscal 2004, there were 42,787 weighted average shares of restricted stock outstanding that were anti-dilutive.

NOTE D: INVESTMENTS

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The shares were acquired in 1998 at a total cost of $12.8 million. A&B is primarily engaged in pawnbroking, retail jewelry sales, check cashing, and payday loans in England and Wales. The investment is accounted for using the equity method. Since A&B's fiscal year end is June 30, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's fiscal year end of September 30 represents its percentage interest in the results of A&B's operations from July 1 to June 30. The undistributed earnings included in the Company's consolidated accumulated deficit are $2.5 million as of September 30, 2004. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at November 5, 2004, the market value of this investment was approximately $28.2 million, based on the closing market price and foreign currency exchange rate on that date.

Conversion of A&B's financial statements into US Generally Accepted Accounting Principles ("GAAP") resulted in no material differences from those reported by A&B following United Kingdom Generally Accepted Accounting Principles ("UK GAAP"). Below is summarized financial information for A&B's most recently reported results (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for income statement items for the periods indicated):

                                                         As of June 30,
                                                       ------------------
                                                       2003          2004
                                                       ----          ----
                                                   restated (a)
                                                           ($000's)
Current assets                                       $36,145        $44,787
Noncurrent assets                                      8,154          8,649
                                                     -------        -------
   Total assets                                      $44,299        $53,436
                                                     =======        =======

Current liabilities                                  $ 3,926        $ 7,356
Noncurrent liabilities                                16,090         15,927
Equity shareholders' funds                            24,283         30,153
                                                     -------        -------
   Total liabilities and stockholders' equity        $44,299        $53,436
                                                     =======        =======

                                                               Years ended June 30,
                                                        ----------------------------------
                                                        2002           2003           2004
                                                        ----           ----           ----
                                                                    ($000's)
Turnover (gross revenues)                             $25,731        $32,094        $38,891
Gross profit                                           17,656         22,468         27,613
Profit after tax (net income) before change in
accounting policy (b)                                   3,700          4,827          6,024
Profit after tax (net income) after change in
accounting policy (b)                                   3,227          4,827          6,024

(a) According to A&B's 2004 annual report, "UITF 38, Accounting for ESOP Trusts has been adopted during the year. Prior to this the Company's own shares held by the Employee Benefit Trust were recognized as assets and held as an investment of the Company and group. The change in accounting policy is to treat the shares held by the Employee Benefit Trust as a deduction in arriving at shareholders' funds.

         The effect of this change in policy is to reduce shareholders' funds by [U.S. $500,000] as at 30 June 2003. For the year to 30 June 2004, the effect is to increase shareholders' funds by [U.S. $72,000]. The change in accounting policy has no effect on the profit attributable to shareholders for either the current or prior period.

(b) According to A&B's 2003 annual report, "Cumulative goodwill written off against reserves amounting to [U.S. $690,000 (2002: $628,000)] acquired prior to adoption of FRS 10 [Financial Reporting Standard 10 in accordance with UK GAAP has not been reinstated, as permitted by the transitional provisions of FRS 10. A prior year adjustment was made in 2002 to reflect the implementation of FRS 19."

At September 30, 2004, the recorded balance of the Company's investment in A&B, accounted for on the equity method, was $16.1 million. The Company's equity in net assets of A&B was $9.4 million. The difference between the recorded balance and the Company's equity in A&B's net assets represents the $7.1 million of unamortized goodwill which resulted from the initial purchase, plus the cumulative difference resulting from A&B's earnings, dividend payments, and translation gain since the date of investment.

In 2000, the Company invested $1.1 million in an internet related start-up company and accounted for it under the cost method. Based on the investee's performance to date, the Company determined at September 30, 2003 that its investment was fully impaired, resulting in a $1.1 million impairment charge recorded in Fiscal 2003.

NOTE E: PROPERTY AND EQUIPMENT

Major classifications of property and equipment were as follows:

                                          September 30,
                                       --------------------
                                       2003            2004
                                       ----            ----
                                         (In thousands)
Land                                 $     44         $     44
Buildings and improvements             33,418           34,775
Furniture and equipment                36,402           28,901
Software                               21,141           21,275
Construction in progress                   56              131
                                     --------         --------
Total                                  91,061           85,126

Less accumulated depreciation         (65,692)         (59,280)
                                     --------         --------
                                     $ 25,369         $ 25,846
                                     ========         ========

NOTE F: ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

                                                                                        September 30,
                                                                                      -------------------
                                                                                      2003           2004
                                                                                      ----           ----
                                                                                        (In thousands)
Trade accounts payable                                                              $ 1,948        $ 3,333
Accrued payroll and related expenses                                                  4,462          6,449
Accrued interest                                                                        234            136
Accrued rent and property taxes                                                       1,775          2,285
Other accrued expenses                                                                2,682          2,744
                                                                                    -------        -------
                                                                                    $11,101        $14,947
                                                                                    =======        =======

NOTE G: LONG-TERM DEBT

Long-term debt consisted of:

                                                                         September 30,
                                                                      -------------------
                                                                      2003           2004
                                                                      ----           ----
                                                                        (In thousands)
Note payable to bank under credit agreement                         $ 31,000       $ 25,000

Less current maturities                                                    -              -
                                                                    --------       --------
                                                                    $ 31,000       $ 25,000
                                                                    ========       ========

At September 30, 2004, the Company's credit agreement provided for a $40.0 million revolving credit facility with an effective rate of 3.5% and a maturity date of April 1, 2007. Advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

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

At September 30, 2004, warrants to purchase 23,579 shares of Class A Common Stock and 4,074 shares of Class B Common Stock at $6.17 per share were outstanding. The warrants are exercisable through July 25, 2009.

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

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the 1998 Plan, which provided for the issuance of shares for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving the 1998 Plan, the Compensation Committee resolved that no further options would be granted under any previous plans.

On November 5, 1998, the Compensation Committee of the Board of Directors approved a grant of 1,023,000 options to executive officers, exercisable at $10.00 per share, and, except as discussed below, vesting on October 6, 2008. As of September 30, 2004, 450,000 of these options remained outstanding (options granted less options canceled due to employee termination) and none had been exercised. The terms of this grant provide for accelerated vesting upon achievement of certain debt to equity ratios and levels of earnings per share.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on

October 20, 2008. As of September 30, 2004, 370,000 of these options remained outstanding, 135,000 options have been canceled due to employee termination, and 65,000 options have been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005. As of September 30, 2004, 55,500 options are exercisable.

On September 17, 2003, the Board of Directors approved the adoption of the EZCORP, Inc. 2003 Incentive Plan (the "2003 Plan"). The 2003 Plan permits grants of the same types of options, stock appreciation rights ("SARs") and limited stock appreciation rights ("LSARs") as the 1991 and 1998 Plans and provides for stock option awards of up to 900,000 of the Company's Class A Common Stock. In approving this plan, the Board of Directors resolved that no further options would be granted under the 1998 Plan.

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The Company also agreed to reimburse the Chairman for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.8 million, which is being amortized over the two-year restriction period expiring September 17, 2005. During the Fiscal 2004 Period, $0.4 million of this cost was amortized to expense. In the quarter ended December 31, 2003, the Company also reimbursed $0.8 million for the Chairman's one-time taxes related to the award. The reimbursement was charged to administrative expense. These restricted shares are not included in the Summary of Option Plan Activity or Range of Options Outstanding tables below.

Also on September 17, 2003, the Compensation Committee of the Board of Directors approved a grant of 100,000 options to the Chairman of the Board, exercisable at $6.27 per share. Forty percent of these options vested on September 15, 2004, and 60% will vest on September 15, 2005.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The Company also agreed to reimburse him for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.6 million, which is being amortized over a three-year period based on the Company's expectation that earlier vesting objectives will be met. During the Fiscal 2004 Period, $0.1 million and of this cost was amortized to expense. The Company expects to amortize an additional $0.2 million of stock compensation cost related to this award in each of the fiscal years ending September 30, 2005 and 2006 and $0.05 in fiscal year ending September 30, 2007. Additionally in the quarter ended March 31, 2004, the Company reimbursed $0.3 million for the Chief Executive Officer's one-time taxes related to the award. The reimbursement was charged to administrative expense. These restricted shares are not included in the Summary of Option Plan Activity or Range of Options Outstanding tables below.

Also on January 15, 2004, the Compensation Committee of the Board of Directors approved a grant of 324,000 options to key individuals exercisable at $9.77 per share, and except as discussed below, vesting on January 1, 2009. An additional grant under the same conditions was granted on April 19, 2004 at an exercise price of $10.60 per share. As of September 30, 2004, all options remain outstanding and none have been exercised. The terms of the grant provide for accelerated vesting upon achievement of certain objectives.

In Fiscal 2002, 2003, and 2004, the Compensation Committee of the Board of Directors approved additional grants of options under the 1998 and 2003 Plans at exercise prices ranging from $2.00 to $15.00. Under the 1991 Plan, the 1998 Plan and the 2003 Plan, options typically vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. Total options available for grant at September 30, 2004 under the 2003 Plan were 164,500. A summary of the option plans' activity follows:

                         SUMMARY OF OPTION PLAN ACTIVITY

                                           Number of Shares     Price Range of Shares     Weighted Average
                                           ---------------------------------------------------------------
Outstanding at September 30, 2001            1,265,223            $ 2.00 - $21.75              $  8.60
                                             ---------            ---------------              -------
             Granted                           236,000            $ 2.00 - $ 3.60              $  2.03
             Forfeited                         (49,500)           $ 2.00 - $21.75              $  3.33
             Expired                                 -                          -                    -
                                                     -                          -                    -
                                             ---------            ---------------              -------
Outstanding at September 30, 2002            1,451,723            $ 2.00 - $21.75              $  7.71
                                             ---------            ---------------              -------
             Granted                           876,000            $ 2.30 - $ 6.27              $  3.05
             Forfeited                        (200,030)           $ 2.00 - $13.00              $  3.64
             Expired                           (14,700)                    $21.75              $ 21.75
             Exercised                               -                          -                    -
                                             ---------            ---------------              -------
Outstanding at September 30, 2003            2,112,993            $ 2.00 - $15.00              $  6.13
                                             ---------            ---------------              -------
             Granted                           412,500            $ 5.92 - $12.15              $  9.60
             Forfeited                        (113,240)           $ 2.00 - $ 4.00              $  2.48
             Expired                          (128,000)           $13.00 - $14.50              $ 13.98
             Exercised                        (165,800)           $ 2.00 - $ 6.27              $  2.70
                                             ---------            ---------------              -------
Outstanding at September 30, 2004            2,118,453            $ 2.00 - $15.00              $  6.80
                                             ---------            ---------------              -------

                          RANGE OF OPTIONS OUTSTANDING

                                                               Weighted                           Exercisable
                                                Weighted        Average                             Shares
                               Number of         Average       Remaining                            Weighted
   Range of                     Shares          Exercise      Contractual                          Avg. Exer.
Exercise Prices               Outstanding         Price       Life (Years)      Exercisable           Price
---------------               -----------         -----       ------------      -----------           -----
$ 2.00-$  2.90                   802,480         $  2.31             7.26         342,020            $  2.12
$ 3.46-$  4.24                    89,000         $  3.99             6.82          57,800            $  4.00
$ 5.92-$  8.68                   180,000         $  6.52             5.53          50,800            $  6.27
$ 9.77-$ 15.00                 1,046,973         $ 10.52             5.92         195,473            $ 11.85
--------------                 ---------         -------             ----         -------            -------
$ 2.00-$ 15.00                 2,118,453         $ 6.80              6.43         646,093            $  5.56

Pro forma information regarding net income (loss) is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option valuation model, the Company used the following weighted average assumptions for the years ended September 30, 2002, 2003, and 2004, respectively:

                                                                               September 30,
                                                                               -------------
                                                                       2002          2003          2004
                                                                       ----          ----          ----
Risk-free interest rate                                                  2.58%         2.82%         3.37%
Dividend yield                                                              0%            0%            0%
Volatility factor of the expected market price of the
    Company's common stock                                               0.99          0.56          0.59
Expected life of the options                                         5 years       5 years       5 years
Weighted average fair value of options granted:
    Exercise price greater than market value at date of grant        $   1.19      $   1.47      $      -
    Exercise price equal to market value at date of grant            $   2.32      $   2.33      $   5.20
    Exercise price less than market value on the date of grant       $      -      $      -      $      -

Shares of reserved common stock at September 30, 2004, were as follows:

                                                                      Class A           Class B
                                                                      -------           -------
Stock compensation plans                                             2,078,173               -
Stock warrants                                                          23,579           4,074
Conversion of Class B Common Stock                                   1,198,990               -
                                                                     ---------           -----
                                                                     3,300,742           4,074
                                                                     =========           =====

Pro forma information regarding net income (loss) is presented in Note A, "Organization and Summary of Significant Accounting Policies.

NOTE I: INCOME TAXES

The income tax provision (benefit) attributable to continuing operations is as follows:

                           Years Ended September 30,
                           -------------------------
                     2002           2003           2004
                     ----           ----           ----
                                 (In thousands)
Current
     Federal        $  301        $ 3,046         $ 7,400
     State               -              -              61
                    ------        -------         -------
                       301          3,046           7,461
Deferred
     Federal           993         (4,216)         (2,103)
     State               -              -               -
                    ------        -------         -------
                    $1,294        $(1,170)        $ 5,358
                    ======        =======         =======

The income tax provision (benefit) is included in the financial statements as follows:

                                                            Years Ended September 30,
                                                            -------------------------
                                                        2002            2003           2004
                                                        ----            ----           ----
                                                                 (In thousands)
Continuing operations                                 $ 1,294         $(1,170)        $5,358
Cumulative effect of adopting a new accounting
    principle                                               -          (3,111)             -
                                                      -------         -------         ------
                                                      $ 1,294         $(4,281)        $5,358
                                                      =======         =======         ======

A reconciliation of income taxes calculated at the statutory rate and the provision (benefit) for income taxes attributable to continuing operations is as follows:

                                                       Years Ended September 30,
                                                       -------------------------
                                                    2002            2003           2004
                                                    ----            ----           ----
                                                              (In thousands)
Income taxes at the federal statutory rate        $ 1,189         $ 2,458         $5,068
State income tax, net of federal benefit                -               -             61
Change in valuation allowance                           -          (3,700)             -
Other                                                 105              72            229
                                                  -------         -------         ------
                                                  $ 1,294         $(1,170)        $5,358
                                                  =======         =======         ======

In the quarter ended June 30, 2004, the Company increased its estimate of the effective tax rate for the Fiscal 2004 period from 34.5% to 37.0%. The increase resulted primarily from the determination in the quarter that certain executive compensation would not be deductible for federal income tax purposes in 2004 and from an increase in expected state income taxes. This, combined with the Company's continued growth in earnings and projected future earnings also increased the tax rate at which the Company expects its net deferred tax assets to be realized. The one-time benefit received as a result of the revaluation of the Company's deferred tax assets due to the increase in the expected future tax rate is included in the "Other" category in the rate reconciliation above.

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                            2003          2004
                                            ----          ----
                                             (In thousands)
Deferred tax liabilities:
   Tax over book amortization             $ 3,962        $ 3,935
   Foreign income and dividends               451            844
   Prepaid expenses                           125            167
                                          -------        -------
Total deferred tax liabilities              4,538          4,946

Deferred tax assets:
   Book over tax depreciation               8,481          9,330
   Tax over book inventory                  5,671          6,185
   Accrued liabilities                        480          1,235
   Pawn service charges receivable          2,142          2,464
   Tax carry-forwards                         248            389
   Other                                       70              -
                                          -------        -------
Total deferred tax assets                  17,092         19,603
                                          -------        -------
Net deferred tax asset                     12,554         14,657
Valuation allowance                             -              -
                                          -------        -------
Net deferred taxes                        $12,554        $14,657
                                          =======        =======

In Fiscal 2003, the Company eliminated the valuation allowance of $3.7 million based on management's belief that it is more likely than not that the Company's net deferred tax asset will be realized as a result of expected future taxable income from operations and implementation of certain tax planning strategies, if required.

Substantially all of the Company's operating income was generated from domestic operations during 2003 and 2004. At September 30, 2003 and 2004, the Company has provided deferred income taxes on all undistributed earnings from its foreign unconsolidated affiliate. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2003 and 2004 of approximately $523,000 and $680,000, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

The Company has no net operating loss carry-forward or alternative minimum tax credit carry-forward at September 30, 2004.

NOTE J: RELATED PARTY TRANSACTIONS

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff & Co., Inc. ("Morgan Schiff"), an affiliate of the general partner of the controlling stockholder, provided financial advisory services to the Company for a monthly fee. These services included advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury, and other advisory services. In addition to the monthly fee, Morgan Schiff has earned fees from the Company in prior years for other business and financial consulting services related to specific transactions. Morgan Schiff received $33,333 per month from October 1999 to June 2000 for its services as a financial advisor, and waived its fee from July 2000 through October 2002. The financial advisory fee was reinstated in November 2002 at $33,333, per month. Effective October 1, 2003, the monthly fee was increased to $100,000 per month, inclusive of most expenses. As of May 1, 2004, the Company withheld the payment of the monthly fee pending the outcome of a review by the Audit Committee of the historical expenses paid by the Company to Morgan Schiff. The Audit Committee presented a preliminary report including findings with respect to the historical expense review.

Based on the review and the findings of the Audit Committee performed in consultation with its independent counsel and financial advisors, the Company has determined at this time that it overpaid expenses to Morgan Schiff in prior years. The Audit Committee did not find any evidence of wrongdoing or bad faith on the part of Morgan Schiff and Morgan Schiff disagrees with the Audit Committee's preliminary findings. The Audit Committee recommended that the Company seek a recovery from Morgan Schiff in the amount of $400,000. Based on the Audit Committee's recommendation, the Company offset monthly fees due Morgan Schiff in the amount of $400,000, and reduced by that amount its Administrative Expense and Accounts Payable for the year ended September 30, 2004. The Audit Committee and the Company have determined not to take any further action on this matter at this time.

As of October 1, 2004, the Company entered into a financial advisory services agreement with Madison Park, L.L.C. ("Madison Park"). The agreement requires Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury, and other advisory services for a monthly fee of $100,000, inclusive of most expenses. The Madison Park agreement has a three-year term and the Company has the right to terminate the agreement at any time. Madison Park can terminate only at the end of any one of the Company's fiscal years. Prior to entering into the agreement with Madison Park, the Audit Committee obtained a fairness opinion from a qualified, independent financial advisory firm. The fairness opinion supported the fees for the services to be rendered based on the terms of the agreement and the Company's strategic plan. Philip E. Cohen is a principal in Morgan Schiff, Madison Park, and the general partner of the controlling stockholder. As a result of entering the agreement with Madison Park, the Company elected not to renew its financial advisory services agreement with Morgan Schiff.

The table below summarizes the monthly fee earned and expense reimbursements paid to Morgan Schiff by the Company during Fiscal 2002, 2003, and 2004 (in $000's):

                              2002        2003          2004
                              ----        ----          ----
Monthly retainer              $  -        $367        $ 1,200
Expense reimbursements         498         400           (398)
                              ----        ----        -------
Total                         $498        $767        $   802
                              ====        ====        =======

In 1994, the Company loaned Vincent Lambiase, a former senior executive, $729,112.50 to purchase 50,000 shares of Class A Common Stock. The loan was shown as a reduction of stockholders' equity. In connection with Mr. Lambiase's separation from the Company in 2000, the maturity date of the loan was extended to the earlier of (a) ten business days following the first day that the closing price for the Company's stock equals or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan was forgiven until the first day that the closing price for the Company's stock equaled or exceeded $6 per share. On September 17, 2003, the Company's stock closed at $6.27. As a result, Mr. Lambiase became responsible for the payment of interest from September 18, 2003 through December 31, 2003. Mr. Lambiase paid accrued interest through December 31, 2003. Forgiveness of interest and related income tax costs prior to September 18, 2003 were charged as compensation expense. During Fiscal 2002, 2003, and 2004, the Company recognized compensation expense of $49,000, $72,000, and $0, respectively. On January 16, 2004 the Company's stock closed at $10.34 thereby accelerating the due date of the note. Mr. Lambiase defaulted in the payment of the note after it became due. On September 22, 2004, the Company obtained a judgment confirming an arbitration award against Mr. Lambiase on the note in the amount of $969,398.55 (principal of $729,112.50 and accrued interest of $240,286.05) plus post-judgment interest. On October 19, 2004, Mr. Lambiase filed a Chapter 7 bankruptcy seeking to discharge all of his debts including the debt represented by the judgment. A full valuation allowance has been recorded for the note, as its collection is doubtful.

In October 1994, the Board of Directors approved an agreement that provides incentive compensation to the Chairman, Sterling Brinkley, based on growth in the share price of the Company's Class A Common Stock. Mr. Brinkley was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (1.51% for Fiscal 2004).

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal will be forgiven if, prior to its October 1, 2005 maturity date, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley's death or disability or certain changes in control the then remaining principal and interest will be forgiven. As of September 30, 2004, the stock price target had not been attained and the amount owed was $1.5 million plus accrued interest of $23,000. Accrued interest is forgiven based upon continued employment, and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt.

Under the $1.5 million loan to Mr. Brinkley, charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $63,000, $58,000, and $41,000 for years ended September 30, 2002, 2003, and
2004, respectively.

In February 2000, the Company loaned Mr. Rotunda $200,000 as an employment incentive. The principal and interest of the loan were subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company was required to reimburse Mr. Rotunda for the income tax consequence of any portion of the forgiveness. In Fiscal 2003, the remaining balance of this loan of $66,667 plus accrued interest of $1,651 was forgiven. During years 2002 and 2003, charges to operations consist of forgiveness of loan principal and interest and related income tax costs and totaled approximately $120,400, and $113,960, respectively.

NOTE K: LEASES

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

          (In thousands)
          --------------
   2005               $  13,638
   2006                  11,516
   2007                   9,686
   2008                   7,282
   2009                   4,314
Thereafter               25,815
                      ---------
                      $  72,251
                      =========

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases amount to $9,600 in each of the fiscal years ending between 2005 and 2009, and $46,400 thereafter.

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

Net rent expense for the years ending September 30, 2002, 2003, and 2004 was $13.9 million, $15.5 million, and $15.5 million, respectively. Net rent expense includes the collection of sublease rent revenue of approximately $161,000, $75,000, and $55,000 for years ending September 30, 2002, 2003, and 2004.

During Fiscal 2002 and 2003, the Company completed several sale-leaseback transactions of some of its previously owned facilities. Losses on such sales were recognized immediately, and gains on such sales were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $4.0 million at September 30, 2004, is included in "Deferred gains and long-term liabilities" in the Company's consolidated balance sheet. The short-term portion, included in "Accounts payable and other accrued expenses" was $0.4 million at September 30, 2004. Future rentals pursuant to these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on the Company's other lease agreements.

NOTE L: EMPLOYMENT AGREEMENTS

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

NOTE M: 401(k) PLAN

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company, in its sole discretion, may match in the form of the Company's Class A Common Stock. Contribution expense related to the plan for 2002, 2003, and 2004 was approximately $60,000, $64,000 and $61,000, respectively.

NOTE N: CONTINGENCIES

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

On May 14, 2004, the Company received a subpoena from the Securities and Exchange Commission ("SEC"). The subpoena relates to an on-going investigation by the SEC of certain jewelry companies, including Friedman's, Inc. ("Friedman's"). The subpoena requested production of all of the Company's documents concerning Morgan Schiff and any compensation paid or any other benefits provided to any individual or entity employed by or otherwise affiliated with Morgan Schiff, since January 1, 1994.

As previously disclosed in the Company's reports filed with the SEC, the Company had a financial advisory agreement with Morgan Schiff. Morgan Schiff's sole stockholder may be deemed to be the controlling stockholder of both the Company and Friedman's.

The Company determined that the subjects of the SEC's investigation include Friedman's and its affiliates. Because of Morgan Schiff's sole stockholder's beneficial ownership in both Friedman's and the Company, the Company may be considered an affiliate of Friedman's. The SEC has not advised the Company that the Company is the subject of the investigation. The SEC's letter to the Company accompanying the subpoena states that the investigation should not be construed as an indication by the SEC that any violation of law has occurred or as a reflection on any person, entity or security. The Company has responded to the subpoena and to date, has received no further communication from the Securities and Exchange Commission regarding this matter. There can be no assurance, however, as to the ultimate outcome of these actions.

NOTE O: QUARTERLY INFORMATION (UNAUDITED)

                                                                             Year Ended September 30
                                                               ----------------------------------------------------
                                                                First        Second           Third         Fourth
                                                               Quarter       Quarter         Quarter        Quarter
                                                               -------       -------         -------        -------
                                                                     (In thousands, except per share amounts)
FISCAL 2004

Total revenues                                                $  54,314     $  58,289       $  51,141      $  64,053
Net revenues                                                     35,041        35,772          31,801         36,981
Net income                                                        2,990         3,007             253          2,873

Income (loss) per common share, basic
Net income (loss)                                                  0.25          0.25            0.02           0.23

Income (loss) per common share, assuming dilution
Net income (loss)                                                  0.23          0.23            0.02           0.22

FISCAL 2003

Total revenues                                                $  53,199     $  53,022       $  46,903      $  53,225
Net revenues                                                     31,879        30,350          27,189         30,831
Net income before cumulative effect of adopting a new
   accounting principle                                           2,285         1,498              53          4,563
Cumulative effect of change in accounting principle              (8,037)            -               -              -
Net income (loss)                                                (5,752)        1,498              53          4,563

Income (loss) per common share, basic
Net income before cumulative effect of adopting a new
   accounting principle                                       $   0.19      $    0.12       $    0.00      $    0.37
Net income (loss)                                                (0.47)          0.12            0.00           0.37

Income (loss) per common share, assuming dilution
Net income before cumulative effect of adopting a new
    accounting principle                                      $   0.18      $    0.12       $    0.00      $    0.36
Net income (loss)                                                (0.47)          0.12            0.00           0.36

In the quarter ended June 30, 2004, the Company increased its estimate of the effective tax rate for its fiscal year ending September 30, 2004 from 34.5% to 37.0%. The increase resulted primarily from the determination in the current quarter that certain executive compensation would not be deductible for federal income tax purposes in 2004 and from an increase in expected state income taxes. The increase in the effective income tax rate lowered net income in the quarter ended June 30, 2004 by $248,000, or $0.02 per share (basic and assuming dilution).

In the quarter ended September 30, 2003, the Company decreased its valuation allowance placed on its deferred tax asset by $3.7 million based on the Company's improved operating results and outlook for continued earnings growth. This resulted in a $3.7 million decrease to the tax provision for the quarter and had a favorable net income effect of $3.7 million ($0.30 per share, basic and assuming dilution). Also during the quarter, the Company recorded a $1.1 million impairment of investment made in 2000 in an internet related start-up. This impairment had an unfavorable effect on net income of $715,000 ($0.06 per share, basic and assuming dilution).

NOTE P: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for Fiscal 2004 and Fiscal 2003 was $9.5 million and $0.9 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income of $1.2 million is presented, net of tax of $0.4 million, in the consolidated balance sheets as "Accumulated other comprehensive income."

NOTE Q: SUBSEQUENT EVENT

Subsequent to September 30, 2004 and as described in Note J, the Audit Committee of the Company's Board of Directors issued a preliminary report including findings with respect to a review of historical expenses paid by the Company to Morgan Schiff. Based on the review and the findings of the Audit Committee performed in consultation with its independent counsel and financial advisors, the Company has determined at this time that it overpaid expenses to Morgan Schiff in prior years. The Audit Committee did not find any evidence of wrongdoing or bad faith on the part of Morgan Schiff and Morgan Schiff disagrees with the Audit Committee's preliminary findings. The Audit Committee recommended that the Company seek a recovery from Morgan Schiff in the amount of $400,000. Based on the Audit Committee's recommendation, the Company offset monthly fees due Morgan Schiff in the amount of $400,000, and reduced by that amount its Administrative Expense and Accounts Payable for the year ended September 30, 2004. The after-tax effect of this adjustment was to increase its net income for the year ended September 30, 2004 by $252,000 ($0.02 per share, basic and assuming dilution). The Audit Committee and the Company have determined not to take any further action on this matter at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As announced in a Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") October 12, 2004, the Company's audit committee engaged BDO Seidman LLP to audit the Company's financial statements beginning with the year ended September 30, 2004. Concurrently, the audit committee resolved to dismiss Ernst & Young LLP as the Company's audit firm upon completion of Ernst & Young's assistance with certain SEC Division of Corporation Finance comment letter matters pertaining to the Company's 2003 Form 10-K.

The Company had no disagreements on accounting or financial disclosure matters with either of its independent certified public accountants to report under this
Item 9.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of November 5, 2004 were as follows:

Name                                 Age       Title
----                                 ---       -----
Sterling B. Brinkley (1)             52        Chairman of the Board of Directors
Joseph L. Rotunda (1) (3)            57        President, Chief Executive Officer, and Director
Dan N. Tonissen (1) (3)              54        Senior Vice President, Chief Financial Officer,
                                               Assistant Secretary, and Director
Gary C. Matzner (4)                  56        Director
Richard D. Sage (2) (4)              64        Director

Daniel M. Chism                      36        Controller and Assistant Secretary
Robert A. Kasenter                   58        Senior Vice President of Administration
John R. Kissick                      62        Vice President of Strategic Development
Connie L. Kondik                     40        Vice President, Secretary, and General Counsel
Michael Volpe                        40        Vice President of EZPAWN Operations
Robert Jackson                       49        Vice President and Chief Information Officer
Eric Fosse                           41        Vice President of EZMONEY Operations

(1) Member of Executive Committee

(2) Member of Compensation Committee

(3) Member of Section 401(k) Plan Committee

(4) Member of Audit Committee

Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. Mr. Brinkley serves as a Director of Albemarle & Bond Holdings plc, which the Company owns approximately 29%. In addition, Mr. Brinkley is President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership. Mr. Brinkley has also served as Chairman of the Board or Chairman of the Executive Committee of Crescent Jewelers, Inc., an affiliate of the Company, since 1988 and currently serves as Chief Executive Officer. Crescent Jewelers, Inc., a private company, filed for Chapter 11 bankruptcy in August 2004. From 1990 to December 2003, he served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc., also an affiliate of the Company. From 1986 to 1990, Mr. Brinkley served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

Mr. Rotunda joined the Company as director, President, and Chief Operating Officer in February 2000 and assumed the role of Chief Executive Officer of the Company in August 2000. From 1998 to 2000, he was Chief Operating Officer of G&K Services, Inc., a $500 million provider of uniform and textile products. From 1991 to 1998 he progressed through several officer positions to Executive Vice President and Chief Operating Officer of Thorn Americas, Inc. Mr. Rotunda also currently serves as a Director of Easyhome, Ltd., Toronto, Canada.

Mr. Tonissen has served as a director, Senior Vice President, Chief Financial Officer, and Assistant Secretary of the Company since August 1994. Prior to 1994, he held senior level financial positions with La Salsa Holding Company, Valley Grain Products, Inc., and Denny's, Inc.

Mr. Matzner has served as director of the Company since July 2002. He has been Senior Counsel with the law firm of McDermott, Will & Emery since August 2002, and has been the Mayor of the Village of Pinecrest, Florida since November 2004. From 1997 to July 2002, Mr. Matzner was President of Nobel

Health Services, Inc., a provider of health care consulting services. From 1999 to May 2001, Mr. Matzner was also President of Oakridge Outpatient Center, Inc.

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

Mr. Kasenter joined the Company in August 2003 as Vice President of Human Resources and in October 2004 was promoted to Senior Vice President of Administration. He has been a director of the Donnkenny Apparel Board since 2001. Mr. Kasenter was the President & Chief Executive Officer of Strategic Executive Actions, a Chicago-based management consulting firm specializing in human resource crisis issues, from 1999 to 2003. From 1968 to 1999, Mr. Kasenter was employed in various operating and administrative positions and ultimately served as the Executive Vice President of Human Resources and Corporate Communications for Montgomery Ward.

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

Mr. Jackson joined the Company in May 2004 as Vice President & Chief Information Officer. He was Chief Information Officer at DuPont Photomasks, Inc. from 1997 to 2004 and served as Controller from 1995 to 1996. Prior to 1995, Mr. Jackson held senior financial leadership positions in the U.S. and South America at E.I. DuPont de Nemours.

Mr. Fosse joined the Company in September 2004 as Vice President of EZ Money Payday Loans. From 1991 to 2004, Mr. Fosse was employed in various operating positions and ultimately served as a Regional Vice President of G&K Services, a provider of garment and facility services to businesses across the United States and Canada. As a Regional Vice President, his responsibilities included overseeing the sales, customer service and distribution, and plant operations of an 8 to 10 state region.

COMMITTEES OF THE BOARD

The Board of Directors held ten meetings during the year ended September 30, 2004. The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 2004 were Mr. Brinkley, Mr. Rotunda, and Mr. Tonissen. The Executive Committee held several informal meetings during Fiscal 2004, and all members attended. The Audit Committee, comprised of Mr. Sage and Mr. Matzner, held seven meetings in Fiscal 2004 that all members attended. Mr. Mark Pickup served as a member on the Audit Committee until his death in April 2004. All audit committee members are independent directors and are financially literate. Mr. Pickup was an "audit committee financial expert" as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934. Mr. Matzner has served as the "interim audit committee financial expert." The Board is currently seeking a director and has not yet replaced Mr. Pickup. The Compensation Committee, comprised of Mr. Sage and Mr. Pickup (until his death), held one informal meeting during Fiscal 2004 of which both members attended. All actions taken during the year were by Written Unanimous Consent. The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen. The 401(k) Committee met one time during Fiscal 2004 of which both members attended. All Fiscal 2004 actions of this committee were by Written Unanimous Consents or by board resolutions. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.

The NASDAQ stock market, on which the Company's stock is traded, typically requires registrants' boards to utilize a nominating committee to nominate prospective members of the board. EZCORP is a controlled company, with all its voting stock controlled by one individual. Accordingly, the Company is exempt from the requirement to have a nominating committee, and its directors are appointed by its voting shareholder.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table presents compensation earned for services during Fiscal 2002, 2003, and 2004 by the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (collectively, the "Named Executive Officers").


                                                                                            Long Term
                                                          Annual Compensation              Compensation        All other
                                                ----------------------------------------    Restricted       Compensation
Name and Principal Position                     Year   Salary ($)   Bonus ($)  Other ($)  Stock Awards ($)      ($)(2)
                                                ----   ----------   ---------  ---------  ----------------      ------
Sterling B. Brinkley                            2002     260,384     34,486           -              -           1,332
Chairman of the Board (1) (7)                   2003     373,365     31,800           -        783,750           1,349
                                                2004     473,077     22,650     759,847              -           3,238

Joseph L. Rotunda                               2002     437,692    409,680      87,417              -           1,512
President, Chief Executive Officer and          2003     469,154    538,318      74,812              -           1,475
Director (3) (4)                                2004     522,885    787,500     414,298        586,200           3,378

Dan N. Tonissen                                 2002     249,615     70,875           -              -           1,134
Senior Vice President, Chief Financial          2003     259,577    102,050           -              -             819
Officer, Assistant Secretary and Director       2004     272,500    170,898           -              -           2,327

Robert A. Kasenter                              2002           -          -           -              -               -
Senior Vice President of                        2003      27,692          -      38,000              -             251
Administration (5)                              2004     160,000     78,000           -              -           1,364

Michael Volpe                                   2002           -          -           -              -               -
Vice President of EZPAWN Operations (6)         2003           -          -           -              -               -
                                                2004     152,615     77,040      97,858              -           1,353

Daniel M. Chism                                 2002     133,782     33,475           -              -             626
Controller and Assistant Secretary              2003     137,827     39,095           -              -             439
                                                2004     142,327     55,860           -              -           1,215

(1) On September 17, 2003, Mr. Brinkley was awarded 125,000 shares of restricted Class A Common Stock. The restriction requires Mr. Brinkley to remain employed by the Company until September 17, 2005 at which time the shares will be vested. The market value of this restricted stock grant on September 17, 2003 was $0.8 million. The Company also agreed to reimburse Mr. Brinkley for the income tax consequences of the award. As of September 30, 2004, the market value of these shares was $1.1 million.

(2) This category includes the value of any life insurance premiums paid on behalf of the named executive.

(3) On January 15, 2004, Mr. Rotunda was awarded 60,000 shares of restricted Class A Common Stock. The restriction requires Mr. Rotunda to remain employed by the Company until January 1, 2009 at which time the shares will be vested. The shares are subject to earlier vesting based on the occurrence of certain objectives. The fair value of this restricted stock grant on January 15, 2004 was $0.6 million. The Company also agreed to reimburse Mr. Rotunda for the income tax consequences of the award. As of September 30, 2004, the market value of these shares was $0.5 million.

(4) Mr. Rotunda's Other Annual Compensation includes $336,223 for payment of taxes related to the restricted stock award for Fiscal 2004, $51,272 expenses related to a country club membership plus taxes, and $26,803 for auto allowance plus taxes.

(5) Mr. Kasenter's Other Annual Compensation is for relocation to Austin, Texas.

(6) Mr. Volpe's Other Annual Compensation is for relocation to Austin, Texas.

(7) Mr. Brinkley's Other Annual Compensation includes $746,163 for payment of taxes related to the restricted stock award on September 17, 2003 and the 2004 forgiveness of interest on his note.

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

INSIDER NOTES

In 1994, the Company loaned Vincent Lambiase, a former senior executive, $729,112.50 to purchase 50,000 shares of Class A Common Stock. The loan was shown as a reduction of stockholders' equity. In connection with Mr. Lambiase's separation from the Company in 2000, the maturity date of the loan was extended to the earlier of (a) ten business days following the first day that the closing price for the Company's stock equals or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan was forgiven until the first day that the closing price for the Company's stock equaled or exceeded $6 per share. On September 17, 2003, the Company's stock closed at $6.27. As a result, Mr. Lambiase became responsible for the payment of interest from September 18, 2003 through December 31, 2003. Mr. Lambiase paid accrued interest through December 31, 2003. Forgiveness of interest and related income tax costs prior to September 18, 2003 were charged as compensation expense. During Fiscal 2002, 2003, and 2004, the Company recognized compensation expense of $49,000, $72,000, and $0, respectively. On January 16, 2004 the Company's stock closed at $10.34 thereby accelerating the due date of the note. Mr. Lambiase defaulted in the payment of the note after it became due. On September 22, 2004, the Company obtained a judgment confirming an arbitration award against Mr. Lambiase on the note in the amount of $969,398.55 (principal of $729,112.50 and accrued interest of $240,286.05) plus post-judgment interest. On October 19, 2004, Mr. Lambiase filed a Chapter 7 bankruptcy seeking to discharge all of his debts including the debt represented by the judgment. A full valuation allowance has been recorded for the note, as its collection is doubtful.

In October 1994, the Board of Directors approved an agreement that provides incentive compensation to the Chairman, Sterling Brinkley, based on growth in the share price of the Company's Class A Common Stock. Mr. Brinkley was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (1.51% for Fiscal 2004).

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal will be forgiven if, prior to October 1, 2005, a stock price target of $28.25 is attained. The loan provides that upon Mr. Brinkley's death or disability or certain changes in control the then remaining principal and interest will be forgiven. As of September 30, 2004, the stock price target had not been attained and the amount owed was approximately $1.5 million plus accrued interest of $23,000. Accrued interest is forgiven based upon continued employment, and the Company is required to reimburse Mr. Brinkley for the income tax consequences of forgiveness of any portion of the debt.

Under the $1.5 million loan to Mr. Brinkley, charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $63,000, $58,000, and $41,000 for years ended September 30, 2002, 2003, and
2004, respectively.

In February 2000, the Company loaned Mr. Rotunda $200,000 as an employment incentive. The principal and interest of the loan were subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company was required to reimburse Mr. Rotunda for the income tax consequence of any portion of the forgiveness. In Fiscal 2003, the remaining balance of this loan of $66,667 plus accrued interest of $1,651 was forgiven. During years 2002 and 2003, charges to operations consist of forgiveness of loan principal and interest and related income tax costs and totaled approximately $120,400, and $113,960, respectively.

DIRECTOR COMPENSATION

The table below summarizes payments made to outside directors during Fiscal
2004:

                                                  Compensation
           Name                Board Service       Committee       Audit Committee        Total
           ----                -------------       ---------       ---------------       -------
Mark Pickup (1)                $      15,000       $   3,000       $         7,500       $25,500
Richard Sage                          12,000           7,000                15,000        34,000
Gary Matzner                          12,000               -                21,000        33,000
                               -------------       ---------       ---------------       -------
                               $      39,000       $  10,000       $        43,500       $92,500
                               =============       =========       ===============       =======

(1) Payments were for services provided through March 2004.

No other outside director received compensation from the Company during Fiscal 2004.

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

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2004, 370,000 of these options remained outstanding, 135,000 options have been canceled due to employee termination, and 65,000 options have been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005. As of September 30, 2004, 55,500 options are exercisable.

On September 17, 2003, the Compensation Committee of the Board of Directors approved a grant of 100,000 options to Mr. Brinkley, exercisable at $6.27 per share. Forty percent of these options vested on September 15, 2004, and 60% will vest on September 15, 2005.

Also on January 15, 2004, the Compensation Committee of the Board of Directors approved a grant of 324,000 options to key individuals exercisable at $9.77 per share, and except as discussed below, vesting on January 1, 2009. An additional grant under the same conditions was granted on April 19, 2004 at an exercise price of $10.60 per share. As of September 30, 2004, all options remain outstanding and none have been exercised. The terms of the grant provide for accelerated vesting upon achievement of certain objectives.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                                 % of Total
                                     Number of    Options/                                 Potential Realizable Value
                                     Securities     SARs                                   At Assumed Annual Rates of
                                     Underlying  Granted to                               Stock Price Appreciation for
                                      Options/   Employees     Exercise or                       Option Term (2)
                                        SARs         in        Base Price    Expiration
             Name                   Granted (1)  Fiscal Year      ($/Sh)        Date         5%                10%
----------------------------------  -----------  -----------   -----------   ----------   --------           --------
Sterling B. Brinkley
Chairman of the Board                       -         -                -             -           -                  -

Joseph L. Rotunda
President, Chief Executive Officer
and Director (3)                            -         -                -             -           -                  -

Dan N. Tonissen
Senior Vice President, Chief
Financial Officer, Assistant
Secretary and Director                 60,000        15%          $ 9.77     1/14/2014    $368,658           $934,252

Robert A. Kasenter
Senior Vice President of
Administration                         60,000        15%          $ 9.77     1/14/2014    $368,658           $934,252

                                    % of Total
                       Number of     Options/
                       Securities      SARs                                    Potential Realizable Value
                       Underlying   Granted to                                 At Assumed Annual Rates of
                        Options/     Employees    Exercise or                 Stock Price Appreciation for
                          SARs          in        Base Price     Expiration          Option Term (2)
      Name            Granted (1)   Fiscal Year      ($/Sh)         Date         5%                  10%
-------------------   -----------   -----------   -----------    ----------   --------            --------
Michael Volpe
Vice President of        60,000         15%       $      9.77     1/14/2014   $368,658            $934,252
EZPAWN Operations        20,000          5%       $      5.92     9/30/2013   $ 74,461            $188,699

Daniel M. Chism
Controller and
Assistant Secretary           -          -                  -             -          -                   -

(1) Stock options typically become exercisable in five equal installments beginning one year after the date of grant. Some grants provide for accelerated vesting upon achievement of certain performance objectives.

(2) As suggested by the Securities and Exchange Commission's rules on executive compensation disclosure, the Company projected the potential realizable value of each grant of options or freestanding SARs, assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option or SAR term at annualized rates of 5% and 10%.

(3) Excludes 60,000 shares of restricted stock award granted to Mr. Rotunda on January 15, 2004.

                     AGGREGATE OPTIONS/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 2004 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.

                                      Shares                 Number of Securities        Value of Unexercised
                                     Acquired               Underlying Unexercised           In-the-Money
                                        On        Value        Options/SARs at             Options/SARs at
                                     Exercise   Realized          FY-End (#)                FY-End ($)(1)
Name                                    (#)       ($)      Exercisable/Unexercisable  Exercisable/Unexercisable
Sterling B. Brinkley
Chairman of the Board                    -         -           40,000/410,000         $         97,200/$145,800

Joseph L. Rotunda
President, Chief Executive Officer
and Director                             -         -          382,500/167,500         $      1,712,925/$781,575

Dan N. Tonissen
Senior Vice President, Chief
Financial Officer, Assistant
Secretary and Director                   -         -           77,313/257,000         $        145,550/$601,450

Robert A. Kasenter
Senior Vice President of
Administration                           -         -             5,000/80,000         $          22,300/$89,200

Michael Volpe
Vice President of EZPAWN
Operations                               -         -                 -/80,000         $               0/$55,600

Daniel M. Chism
Controller and Assistant Secretary       -         -            17,600/13,400         $          48,414/$79,756

(1) Values stated are based upon the closing price of $8.70 per share of the Company's Class A Common Stock on The NASDAQ Stock Market on September 30, 2004, the last trading day of the fiscal year.

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

Options granted under the 1991 Plan were granted at exercise prices equal to or above the fair market value on the date of the grant. In October 1994, the Board of Directors amended the Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 2004, the Company had 54,313 active options outstanding to executive officers under the 1991 Plan at prices ranging from $12.00 to $12.75. Of these options, all are vested and none has been exercised.

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits grants of the same types of options, SARs and LSARs as the 1991 Plan and provides for the issuance of shares for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. As of September 30, 2004, the Company had 1,274,000 active options outstanding to executive officers under the 1998 Plan at prices ranging from $2.00 to $15.00. Of these options, 446,000 are vested. During Fiscal 2004, 12,000 options have been exercised.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2004, 370,000 of these options remained outstanding 135,000 options have been canceled due to employee termination, and 65,000 options have been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005. As of September 30, 2004, 55,500 options are exercisable.

On September 17, 2003, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 2003 Incentive Plan (the "2003 Plan"). The 2003 Plan permits grants of the same types of options, SARs and LSARs as the 1991 and 1998 Plans and provides for stock option awards of up to 900,000 of the Company's Class A Common Stock. As of September 30, 2004, the Company had 384,000 active options outstanding to executive officers (options granted less options canceled due to employee termination) under the 2003 Plan at prices ranging from $5.92 to $12.15. Of these options, 40,400 are vested.

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

On January 15, 2004, the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer valued at $0.6 million. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The Company also agreed to reimburse him for the income tax consequences resulting from the award.

401(K) PLAN

On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the "401(k) Plan"), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company and those subsidiaries that adopt it may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. (not to exceed $13,000 in 2004, except if over age 50 and have met the $13,000 limit, then can contribute an additional $3,000) to the plan trust. The Company may match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the 401(k) Plan for 2004 was approximately $61,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 25% of the total contributions vesting each year once the employee has two years of service (for the purposes of the 401(k) plan, a year of service is defined as 1,000 hours worked). On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has appointed a Compensation Committee currently comprised of Mr. Sage. Mr. Pickup also served on the Compensation Committee through April 2004. Mr. Sage serves as a director and is also a member of the Audit Committee of the Board of Directors. Mr. Pickup served as a director and a member of the Audit Committee of the Board of Directors through April 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Phillip Ean Cohen indirectly controls the Company through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership ("MS Pawn"), which owns 100% of the Class B Voting Common Stock of the Company. The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of November 5, 2004 for (i) each of the Company's current directors, (ii) each of the Named Executive Officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iv) all current officers and directors as a group.

                                                  Class A Non-Voting         Class B Voting
                                                      Common Stock             Common Stock
         Name and Address of the                 --------------------      --------------------   Voting
          Beneficial Owners(a)                     Number     Percent        Number     Percent   Percent
--------------------------------------------     ---------    -------      ---------    -------   -------
MS Pawn Limited Partnership (b) (g)              1,199,516(h)    9.7%(h)   1,194,131     100%      100%
MS Pawn Corporation
Phillip Ean Cohen
350 Park Avenue, 8th Floor
New York, New York  10022

Sterling B. Brinkley (c)                           160,115      1.43%              -       -         -
350 Park Avenue, 8th Floor
New York, New York  10022

Joseph L. Rotunda (d)                              421,000      3.63%              -       -         -
1901 Capital Parkway
Austin, TX 78746

Dan N. Tonissen (e)                                107,000      0.95%              -       -         -
1901 Capital Parkway
Austin, Texas  78746

Gary C. Matzner (l)                                  4,200      0.04%              -       -         -
2601 S. Batshore Dr.
Miami, Florida  33133

Richard D. Sage (m)                                  7,231      0.06%              -       -         -
13636 Deering Bay Drive
Coral Gables, Florida  33158

Robert A. Kasenter (i)                               5,000      0.04%              -       -         -
1901 Capital Parkway
Austin, Texas  78746

Michael Volpe (k)                                   25,000      0.22%              -       -         -
1901 Capital Parkway
Austin, Texas  78746

Daniel M. Chism (j)                                 21,400      0.19%              -       -         -
1901 Capital Parkway
Austin, Texas  78746

All officers and directors as a group (b) (f)      806,646      6.81%              -       -         -

----------------------
(a) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class B Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(b) MS Pawn Corporation is the general partner of MS Pawn and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation. See "Certain Relationships and Related Transactions."

(c) Includes options to acquire 60,000 shares of Class A Common Stock at $6.27 per share and warrants to acquire 1,191 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 350,000 shares of Class A Common Stock at $10.00 per share nor 40,000 shares of Class A Common Stock at $6.27 per share, none of which are currently exercisable. It also does not include 125,000 shares of restricted stock awarded.

(d) Includes options to acquire 50,000 shares of Class A Common Stock at $4.00 per share, 60,000 shares of Class A Common Stock at $2.57 per share, 200,000 shares of Class A Common Stock at $2.00 per share, 50,000 shares of Class A Common Stock at $10.00 per share, 50,000 shares of Class A Common Stock at $13.00 per share and 10,000 shares of Class A Common Stock at $15.00 per share. Does not include options to acquire 90,000 shares of Class A Common Stock at $2.57 per share, or 40,000 shares of Class A Common Stock at $15.00 per share, none of which are currently exercisable. It also does not include 60,000 shares of restricted stock awarded.

(e) Includes options to acquire 30,000 shares of Class A Common Stock at $12.00 per share, 40,000 shares of Class A Common Stock at $2.57 per share, 12,000 shares of Class A Common Stock at $2.00 per share, 20,000 shares of Class A Common Stock at $9.77 per share, and 40,000 shares of Class A Common Stock at $2.57 per share. Does not include options to acquire 100,000 shares of Class A Common Stock at $10.00 per share, 40,000 shares of Class A Common Stock at $9.77 per share, 60,000 shares of Class A Common Stock at $2.57 per share, nor 8,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(f) Includes 12 persons' options to acquire 678,800 shares of Class A Common Stock at prices ranging from $2.00 to $15.00 per share and warrants to acquire 1,222 Class A Common Stock shares at $6.17 per share.

(g) Includes warrants for 4,093 shares of Class A Common Stock and 4,074 shares of Class B Common Stock held by MS Pawn and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.

(h) The number of shares and percentage reflect Class A Common Stock, together with Class B Common Stock, which is convertible to Class A Common Stock.

(i) Includes options to acquire 5,000 shares of Class A Common Stock at $4.24 per share and 20,000 shares of Class A Common Stock at $9.77 per share. Does not include options to acquire 20,000 shares of Class A Common Stock at $4.24 per share, nor 40,000 shares of Class A Common Stock at $9.77 per share, none of which are currently exercisable.

(j) Includes options to acquire 10,000 shares of Class A Common Stock at $10.00 per share, 400 shares of Class A Common Stock at $6.27 per share, 2,800 shares of Class A Common Stock at $2.57 per share and 8,200 shares of Class A Common Stock at $2.00 per share. Does not include options to acquire 3,800 shares of Class A Common Stock at $2.00 per share, 4,200 shares of Class A Common Stock at $2.57 per share, or 1,600 shares of Class A Common Stock at $6.27 per share, none of which are currently exercisable.

(k) Includes options to acquire 4,000 shares of Class A Common Stock at $5.92 per share. Does not include options to acquire 16,000 shares of Class A Common Stock at $5.92 per share, nor 60,000 shares of Class A Common Stock at $9.77 per share, none of which are currently exercisable.

(l) Includes options to acquire 1,200 shares of Class A Common Stock at $2.57 per share and 3,000 shares of Class A Common Stock at $6.27 per share. Does not include options to acquire 1,800 shares of Class A Common Stock at $2.57 per share, nor 5,000 shares of Class A Common Stock at $8.86 per share, none of which are currently exercisable.

(m) Includes options to acquire 1,800 shares of Class A Common Stock at $2.00 per share, 1,200 shares of Class A Common Stock at $2.57 per share, 3,000 shares of Class A Common Stock at $6.27 per share and warrants to acquire 31 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 1,200 shares of Class A Common Stock at 2.00 per share, 1,800 shares of Class A Common Stock at $2.57 per share, or 5,000 shares of Class A Common Stock at $8.86 per share, none of which are currently exercisable.

Securities authorized under equity compensation plans as of September 30, 2004, were as follows:

                                                                                                  Number of Securities Remaining
                                                 Number of Securities     Weighted Average     Available for Future Issuance Under
                                                   to be Issued Upon      Exercise Price of         Equity Compensation Plans
                                                      Exercise of            Outstanding        (Excluding Securities Reflected in
                                                  Outstanding Options          Option                      Column (a))
               Plan Category                              (a)                    (b)                           (c)
Equity compensation plans approved by
security holders                                       2,118,453               $  6.80                       164,500

Equity compensation plans not approved by
security holders                                               -                     -                             -
                                                       ---------               -------                       -------
Total                                                  2,118,453               $  6.80                       164,500
                                                       =========               =======                       ========

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning the $200,000 February 2000 loan from the Company to Mr. Rotunda, see "Executive Compensation, Employment Agreements."

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff & Co., Inc. ("Morgan Schiff"), an affiliate of the general partner of the controlling stockholder, provided financial advisory services to the Company for a monthly fee. These services included advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury, and other advisory services. In addition to the monthly fee, Morgan Schiff has earned fees from the Company in prior years for other business and financial consulting services related to specific transactions. Morgan Schiff received $33,333 per month from October 1999 to June 2000 for its services as a financial advisor, and waived its fee from July 2000 through October 2002. The financial advisory fee was reinstated in November 2002 at $33,333, per month. Effective October 1, 2003, the monthly fee was increased to $100,000 per month, inclusive of most expenses. As of May 1, 2004, the Company withheld the payment of the monthly fee pending the outcome of a review by the Audit Committee of the historical expenses paid by the Company to Morgan Schiff. The Audit Committee presented a preliminary report including findings with respect to the historical expense review.

Based on the review and the findings of the Audit Committee performed in consultation with its independent counsel and financial advisors, the Company has determined at this time that it overpaid expenses to Morgan Schiff in prior years. The Audit Committee did not find any evidence of wrongdoing or bad faith on the part of Morgan Schiff and Morgan Schiff disagrees with the Audit Committee's preliminary findings. The Audit Committee recommended that the Company seek a recovery from Morgan Schiff in the amount of $400,000. Based on the Audit Committee's recommendation, the Company offset monthly fees due Morgan Schiff in the amount of $400,000, and reduced by that amount its Administrative Expense and Accounts Payable for the year ended September 30, 2004. The Audit Committee and the Company have determined not to take any further action on this matter at this time.

As of October 1, 2004, the Company entered into a financial advisory services agreement with Madison Park, L.L.C. ("Madison Park"). The agreement requires Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury, and other advisory services for a monthly fee of $100,000, inclusive of most expenses. The Madison Park agreement has a three-year term and the Company has the right to terminate the agreement at any time. Madison Park can terminate only at the end of any one of the Company's fiscal years. Prior to entering into the agreement with Madison Park, the Audit Committee obtained a fairness opinion from a qualified, independent financial advisory firm. The fairness opinion supported the fees for the services to be rendered based on the terms of the agreement and the Company's strategic plan. Philip E. Cohen is a principal in Morgan Schiff, Madison Park, and the general partner of the controlling stockholder. As a result of entering the agreement with Madison Park, the Company elected not to renew its financial advisory services agreement with Morgan Schiff.

The table below summarizes the retainer earned and expense reimbursements paid to Morgan Schiff by the Company during Fiscal 2002, 2003, and 2004 (in $000's):

                                          2002                          2003                         2004
                                         -------                       -------                     -------
Monthly retainer                         $     -                       $   367                     $ 1,200
Expense reimbursements                       498                           400                        (398)
                                         -------                       -------                     -------
Total                                    $   498                       $   767                     $   802
                                         =======                       =======                     =======

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Ernst & Young LLP during the years ended September 30, 2003 and 2004 are:

                                           Years Ended September 30,
                                         -----------------------------
                                           2003                 2004
                                         --------             --------
Audit fees                               $263,000             $ 50,650
Audit related fees                          7,000               28,616
Tax fees:
      Tax compliance                       75,000              121,055
      Tax consulting                       44,010              148,880
      Assistance with IRS exam             82,835                    -
All other fees                              3,500                    -
                                         --------             --------
Total fees for services                  $475,345             $349,201
                                         ========             ========

The Audit Committee of the Company's Board of Directors has adopted a policy of pre-approving all fees to be paid to the Company's independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP and BDO Seidman, LLP, as appropriate, was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

On October 6, 2004, the Company notified its independent accountant, Ernst & Young LLP, that it would not renew the engagement of Ernst & Young LLP to audit the Company's consolidated financial statements for the year ending September 30, 2004. Effective October 6, 2004, the Company engaged BDO Seidman, LLP to audit the Company's consolidated financial statements for the year ending September 30, 2004. The change was the result of a proposal and competitive bidding process involving several accounting firms. The decision not to renew the engagement of Ernst & Young LLP and to retain BDO Seidman, LLP was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board of Directors.

Fees for professional services provided by BDO Seidman, LLP during the years ended September 30, 2003 and 2004 are:

                                           Years Ended September 30,
                                         ----------------------------
                                          2003                 2004
                                         -------             --------
Audit fees                               $     -             $160,000
Audit related fees                             -                    -
Tax fees:
      Tax compliance                           -                    -
      Tax consulting                           -                    -
      Assistance with IRS exam                 -                    -
All other fees                                 -                    -
                                         -------             --------
Total fees for services                  $     -             $160,000
                                         =======             ========

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2003 and 2004

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2004

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2004

Notes to Consolidated Financial Statements.

    (2) The following Financial Statement Schedule is included herein:

Schedule II-Valuation Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable, and therefore, have been omitted.

    (3) Listing of Exhibits (included herein)

      (b) Through the fourth quarter ended September 30, 2004, the Company filed five Current Reports on Form 8-K. Four dated November 12, 2003, January 19, 2004, April 20, 2004, and July 20, 2004 were to report the issuance of a press release regarding its results of operations for the fiscal quarters ended September 30, 2003, December 31, 2003, March 31, 2004, and June 30, 2004,
respectively. The fifth dated May 14, 2004 was an announcement of a subpoena from the SEC pursuant to an investigation of an affiliate of EZCORP, Inc.

                          EZCORP, INC. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION ACCOUNTS
                                  (In millions)

                                                                                      ADDITIONS
                                                                               ------------------------
                                                                  Balance at                                            Balance
                                                                  Beginning    Charged to    Charged to                 at End
                         Description                              of Period      Expense    Other Accts   Deductions   of Period
---------------------------------------------------------------   ----------   ----------   -----------   ----------   ---------
Allowance for valuation of inventory:

Year ended September 30, 2002..................................   $      1.1   $      0.6   $         -   $        -   $     1.7
                                                                  ----------   ----------   -----------   ----------   ---------
Year ended September 30, 2003..................................          1.7          0.1             -            -         1.8
                                                                  ----------   ----------   -----------   ----------   ---------
Year ended September 30, 2004..................................   $      1.8   $     (0.3)  $         -   $        -   $     1.5
                                                                  ----------   ----------   -----------   ----------   ---------
Allowance for uncollectible pawn service charges receivable:

Year ended September 30, 2002..................................   $      6.0   $      0.7   $         -   $        -   $     6.7
                                                                  ----------   ----------   -----------   ----------   ---------
Year ended September 30, 2003..................................          6.7         (0.4)            -            -         6.3
                                                                  ----------   ----------   -----------   ----------   ---------
Year ended September 30, 2004..................................   $      6.3   $      0.7   $         -   $        -   $     7.0
                                                                  ----------   ----------   -----------   ----------   ---------
Allowance for losses on payday loans:

Year ended September 30, 2002..................................   $      0.1   $      3.1   $         -   $      3.1   $     0.1
                                                                  ----------   ----------   -----------   ----------   ---------
Year ended September 30, 2003..................................          0.1          3.6             -          3.5         0.2
                                                                  ----------   ----------   -----------   ----------   ---------
Year ended September 30, 2004..................................   $      0.2   $      8.1   $         -   $      7.8   $     0.5
                                                                  ----------   ----------   -----------   ----------   ---------
Allowance for valuation of deferred tax assets:

Year ended September 30, 2002..................................   $      3.7   $        -   $         -   $        -   $     3.7
                                                                  ----------   ----------   -----------   ----------   ---------
Year ended September 30, 2003..................................          3.7         (3.7)            -            -           -
                                                                  ----------   ----------   -----------   ----------   ---------
Year ended September 30, 2004..................................   $        -   $        -   $         -   $        -   $       -
                                                                  ----------   ----------   -----------   ----------   ---------

LISTING OF EXHIBITS

See Exhibit Index immediately following signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 14, 2004

By:  /s/ Joseph L. Rotunda
     ----------------------
(Joseph L. Rotunda)
(President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                                Title                                  Date
/s/ Sterling B. Brinkley                               Chairman of the Board                          December 14, 2004
    ------------------------------
    Sterling B. Brinkley

/s/ Joseph L. Rotunda                                  President, Chief Executive                     December 14, 2004
    ------------------------------                     Officer & Director
    Joseph L. Rotunda                                  (Principal Executive Officer)

/s/ Dan N. Tonissen                                    Senior Vice President, Chief                   December 14, 2004
    ------------------------------                     Financial Officer, Assistant Secretary
    Dan N. Tonissen                                    & Director (Principal Financial and
                                                       Accounting Officer)

/s/ Gary C. Matzner                                    Director                                       December 14, 2004
    ------------------------------
    Gary C. Matzner

/s/ Richard D. Sage                                    Director                                       December 14, 2004
    ------------------------------
    Richard D. Sage

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

3.1A    Certificate of Amendment to Certificate of                        Exhibit 3.1A to the Registration
        Incorporation of the Company                                      Statement on Form S-1 effective
                                                                          July 15, 1996
                                                                          (File No. 33-41317)

3.2     Bylaws of the Company.                                            Exhibit 3.2 to the Registration
                                                                          Statement on Form S-1 effective
                                                                          August 23, 1991
                                                                          (File No. 33-41317)

3.3     Amendment to the Bylaws.                                          Exhibit 3.3 to Registrant's
                                                                          Quarterly Report on Form 10-Q
                                                                          for the quarter ended
                                                                          June 30, 1994
                                                                          (File No. 0-19424)

3.4     Amendment to the Certificate of Incorporation                     Exhibit 3.4 to Registrant's
        of the Company.                                                   Annual Report on Form 10-K for the
                                                                          year ended September 30, 1994
                                                                          (File No. 0-19424)

3.5     Amendment to the Certificate of                                   Exhibit 3.5 to Registrant's
        Incorporation of the Company                                      Annual Report on Form 10-K for the
                                                                          year ended September 30, 1997

3.6     Amendment to the Certificate of Incorporation                     Exhibit 3.6 to Registrant's
        of the Company                                                    Quarterly Report on Form 10-Q for
                                                                          the quarter ended March 31, 1998

4.1     Specimen of Class A Non-voting Common Stock                       Exhibit 4.1 to the Registration
        certificate of the Company.                                       Statement on Form S-1 effective
                                                                          August 23, 1991
                                                                          (File No. 33-41317)

10.2    Omitted                                                           N/A

10.3    $5 million Revolving Credit Note - Franklin                       Exhibit 10.3 to Registrant's
        Federal Bancorp.                                                  Annual Report on Form 10-K for the
                                                                          year ended September 30, 1992
                                                                          (File No. 0-19424)

10.4    Omitted                                                           N/A

10.5    Security Agreement executed by                                    Exhibit 10.5 to Registrant's Annual
        EZPAWN Texas, Inc. (substantially the same                        Report on Form 10-K for the year
        agreement also was executed by EZPAWN Oklahoma,                   ended September 30, 1992
        Inc.; EZPAWN Mississippi, Inc.; EZPAWN Arkansas,                  (File No. 0-19424)
        Inc.; EZPAWN Colorado, Inc.; EZPAWN Alabama,
        Inc.; EZPAWN Tennessee, Inc.; and Houston
        Financial Corporation).

10.6    Guaranty Agreement executed by                                    Exhibit 10.6 to Registrant's Annual
        EZPAWN Texas, Inc. (substantially the same                        Report on Form 10-K for the year
        agreement also was executed by EZPAWN Oklahoma,                   ended September 30, 1992
        Inc.; EZPAWN Mississippi, Inc.; EZPAWN Arkansas,                  (File No. 0-19424)
        Inc.; EZPAWN Colorado, Inc.; EZPAWN Alabama,
        Inc.; EZPAWN Tennessee, Inc.; and Houston
        Financial Corporation).

10.7    Loan Agreement between the Company, as Borrower,                  Exhibit 10.7 to Registrant's Annual
        and Franklin Federal Bancorp, FSB, as lender,                     Report on Form 10-K for the year
        dated April 30, 1993.                                             ended September 30, 1993
                                                                          (File No. 0-19424)

10.8    Omitted                                                           N/A

10.9    Omitted                                                           N/A

10.10   Letter agreement executed December 20, 1990                       Exhibit 10.10 to the Registration
        between Morgan Schiff & Co., Inc.                                 Statement on Form S-1 effective
        ("Morgan Schiff") and the Company.                                August 23, 1991
                                                                          (File No. 33-41317)

10.11   Stock Purchase Agreement between the Company,                     Exhibit 10.11 to the Registration
        Courtland L. Logue, Jr., Courtland  L. Logue,                     Statement on Form S-1 effective
        Sr., James D. McGee, M. Frances Spears,                           August 23, 1991
        Porter A. Stratton and Steve A. Stratton dated                    (File No. 33-41317)
        as of May 18, 1989.

10.12   Capitalization and Subscription                                   Exhibit 10.12 to the Registration
        Agreement between MS Pawn Statement on Form S-1
        effective Limited Partnership ("MS Pawn")
        August 23, 1991 and the Company, dated as of
        July (File No. 33-41317) 25, 1989.

10.13   Omitted                                                           N/A

10.14   Consulting Agreement between the Company and                      Exhibit 10.14 to Registrant's Annual
        Courtland L. Logue, Sr., dated February 15, 1993                  Report on Form 10-K for the year
                                                                          ended September 30, 1993
                                                                          (File No. 0-19424)

10.15   Omitted                                                           N/A

10.16   Junior Subordinated Note due 1996 issued                          Exhibit 10.16 to Registration
        July 25, 1989 to Court-land L. Logue, Sr.                         Statement on Form S-1 effective
        in the original Principal amount of $238,319.95.                  August 23,1991
                                                                          (File No. 33-41317)

10.17   Omitted                                                           N/A

10.18   Warrant Certificate issued by the Company to                      Exhibit 10.18 to the Registration
        MS Pawn on July 25, 1989.                                         Statement on Form S-1 effective
                                                                          August 23, 1991
                                                                          (File No. 33-41317)

10.19   Amendment to the Stock Purchase Agreement dated                   Exhibit 10.19 to the Registration
        as of June 19, 1989 Between the Company                           Statement on Form S-1 effective
        and the Stockholders of the Predecessor Company.                  August 23, 1991
                                                                          (File No. 33-41317)


10.20   Second Amendment to Stock Purchase Agreement                      Exhibit 10.20 to the Registration
        dated as of April 20, 1990 between the                            Statement on Form S-1 effective
        Company and the Stockholders of the Predecessor                   August 23, 1991
        Company.                                                          (File No. 33-41317)

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

10.71   Amended and restated Loan                                         Exhibit 10.71 to Registrant's
        Agreement between the Company, as                                 Quarterly Report on Form 10-Q for
        Borrower, and Franklin Federal                                    the quarter ended March 31, 1994
        Bancorp, FSB, as Lender, dated                                    (File No. 0-19424)
        March 17, 1994.

10.72   First Amendment to Amended and                                    Form 10-Q for the quarter ended
        Restated Loan Agreement between the                               December 31, 1994
        Company and First Interstate Bank                                 (File No. 0-19424)
        of Texas, N.A. as Agent, re:
        Revolving Credit Loan.

10.73   Second Amendment to Amended and                                   Form 10-Q for the quarter ended
        Restated Loan Agreement between the                               June 30, 1995
        Company and First Interstate Bank                                 (File No. 0-19424)
        of Texas, N.A. as Agent, re:
        Revolving Credit Loan.

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

10.76   Fifth Amendment to Amended and                                    Exhibit 10.76 to Registrant's Annual
        Restated Loan Agreement between the                               Report on Form 10-K for the year
        Company and Wells Fargo Bank                                      ended September 30, 1998
        (Texas), N.A. as Agent, re:                                       (File No, 0-19424)
        Revolving Credit Loan.

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

10.78   First Amendment to Credit Agreement                               Exhibit 10.78 to Registrant's Annual
        Between the Company and Wells                                     Report on Form 10-K for the year
        Fargo Bank (Texas), N.A., as Agent                                Ended September 30, 1999
        and Issuing Bank, re: $110 million                                (File No. 0-19424)
        Revolving Credit Loan.

10.79   Second Amendment to Credit                                        Exhibit 10.79 to Registrant's
        Agreement and Waiver between the                                  Quarterly Report on Form 10-Q for
        Company and Wells Fargo Bank                                      the quarter ended March 31, 2000
        (Texas), N.A., as Agent and Issuing                               (File No. 0-19424)
        Bank, re: $85 million Revolving
        Credit Loan.

10.80   Limited Waiver between the Company                                Exhibit 10.80 to Registrant's
        and Wells Fargo Bank Texas, N.A.,                                 Quarterly Report on Form 10-Q for
        as Agent and Issuing Bank, re: $85                                the quarter ended June 30, 2000
        million Revolving Credit Loan.                                    (File No. 0-19424)

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
        million Credit Facility.

10.83   First Amendment to Amended and                                    Exhibit 10.83 to Registrant's
        Restated Credit Agreement between                                 Quarterly Report on Form 10-Q for

        the Company and Wells Fargo Bank,                                 the quarter ended June 30, 2001
        N.A., as Agent and Issuing Bank, re:                              (File No. 0-19424)
        $85 million Credit Facility.

10.84   Second Amendment to Amended and                                   Exhibit 10.84 to Registrant's Annual
        Restated Credit Agreement between                                 Report on Form 10-K for the year
        the Company and Wells Fargo Bank,                                 ended September 30, 2001
        N.A., as Agent and Issuing Bank, re:                              (File No. 0-19424)
        $85 million Credit Facility.

10.85   Third Amendment to Amended and                                    Exhibit 10.85 to Registrant's Annual
        Restated Credit Agreement between                                 Report on Form 10-K for the year
        the Company and Wells Fargo Bank,                                 ended September 30, 2001
        N.A., as Agent and Issuing Bank, re:                              (File No. 0-19424)
        $85 million Credit Facility.

10.86   Fourth Amendment to Amended and                                   Exhibit 10.86 to Registrant's Current
        Restated Credit Agreement between                                 Report on Form 8-K dated
        the Company and Wells Fargo Bank,                                 September 30, 2002
        N.A., as Agent and Issuing Bank, re:                              (File No. 0-19424)
        $85 million Credit Facility.

10.87   Second Amended and Restated Credit                                Exhibit 10.87 to Registrant's Current
        Agreement between the Company and                                 Report on Form 8-K dated October
        Wells Fargo Bank Texas, N.A., as                                  30, 2002
        Agent and Issuing Bank, re: re-                                   (File No. 0-19424)
        syndication of Credit Facility,
        with a maturity date of March 31,
        2005.

10.88   EZCORP, Inc. 2003 Incentive Plan.                                 Exhibit 10.88 to Registrant's Annual
                                                                          Report on Form 10-K for the year
                                                                          ended September 30, 2003
                                                                          (File No. 0-19424)

10.89   Third Amended and Restated Credit                                 Exhibit 10.89 to Registrant's
        Agreement between the Company and                                 Quarterly Report on Form 10-Q for
        Wells Fargo Bank Texas, N.A., as                                  the quarter ended March 30, 2004
        Agent and Issuing Bank, re: $40                                   (File No. 0-19424)
        million Credit Facility

10.90   Amended Charter of the Audit                                      N/A
        Committee of the Board of Directors
        of EZCORP, Inc. dated October 26,
        2004*

10.91   Advisory Services Agreement between                               N/A
        EZCORP, Inc. and Madison Park LLC
        effective October 1, 2004*

16.1    Letter Regarding Change in                                        Exhibit 16.1 to Registrant's Current
        Certifying Accountant from Ernst &                                Report on Form 8-K dated October
        Young LLP to SEC dated October 11,                                6, 2004
        2004                                                              (File No. 0-19424)

20.1    Omitted                                                           N/A

21.1    Subsidiaries of Registrant.*                                      N/A

23.1    Consent of Independent Registered                                 N/A
        Public Accounting Firm.*

23.2    Consent of Independent Registered                                 N/A
        Public Accounting Firm.*

31.1    Certification of Chief Executive                                  N/A
        Officer Pursuant to Section 302
        of the Sarbanes-Oxley Act of
        2002. *

31.2    Certification of Chief Financial                                  N/A
        Officer Pursuant to Section 302
        of the Sarbanes-Oxley Act of
        2002. *

32.1    Certification of Chief Executive                                  N/A
        Officer Pursuant to Section 906
        of the Sarbanes-Oxley Act of
        2002. *

32.2    Certification of Chief Financial                                  N/A
        Officer Pursuant to Section 906
        of the Sarbanes-Oxley Act of
        2002. *

----------
* Filed herewith.