Form 10-Q
period 2004-12-31
EZCORP INC
filed 2005-02-09
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                TO
                               --------------    -------------

                      COMMISSION FILE NUMBER 000-19424
                                             ---------

                              --------------------

                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                             74-2540145
                   --------                             ----------
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

As of December 31, 2004, 11,175,168 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 1,190,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q


                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of December 31, 2004, December 31, 2003
                and September 30, 2004 .....................................................................    1

                Condensed Consolidated Statements of Operations for the Three Months Ended
                December 31, 2004 and 2003 .................................................................    2

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                December 31, 2004 and 2003 .................................................................    3

                Notes to Interim Condensed Consolidated Financial Statements ...............................    4

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....  10

           Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............................   16

           Item 4. Controls and Procedures .................................................................   17


PART II.  OTHER INFORMATION

           Item 1. Legal Proceedings .......................................................................   18

           Item 4. Submission of Matters to a Vote of Security Holders .....................................   18

           Item 6. Exhibits and Reports on Form 8-K ........................................................   18

SIGNATURE ..................................................................................................   19

EXHIBIT INDEX ..............................................................................................   20

CERTIFICATIONS .............................................................................................   21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                       December 31,     December 31,     September 30,
                                                                          2004               2003              2004
                                                                       -------------    -------------    -------------
                                                                                        (In thousands)
                                                                              (Unaudited)
Assets:
     Current assets:
         Cash and cash equivalents                                     $       3,115    $       1,402    $       2,506
         Pawn loans                                                           44,714           46,380           49,078
         Payday loans, net                                                     8,666            5,683            7,292
         Pawn service charges receivable, net                                  9,465            9,602            8,679
         Payday loan service charges receivable, net                           1,759            1,137            1,474
         Inventory, net                                                       32,317           32,527           30,636
         Deferred tax asset                                                    9,711            8,163            9,711
         Note receivable from related party                                    1,500               --               --
         Prepaid expenses and other assets                                     3,733            3,163            2,321
                                                                       -------------    -------------    -------------
               Total current assets                                          114,980          108,057          111,697

     Investment in unconsolidated affiliate                                   16,527           15,144           16,101
     Property and equipment, net                                              26,049           24,701           25,846
     Note receivable from related party                                           --            1,500            1,500
     Deferred tax asset, non-current                                           4,946            4,391            4,946
     Other assets, net                                                         4,016            4,055            4,232
                                                                       -------------    -------------    -------------
     Total assets                                                      $     166,518    $     157,848    $     164,322
                                                                       =============    =============    =============
Liabilities and stockholders' equity:
     Current liabilities:
         Accounts payable and other accrued expenses                          13,831            9,837           14,947
         Customer layaway deposits                                             1,686            1,675            1,645
         Federal income taxes payable                                          3,336            1,012            2.043
                                                                       -------------    -------------    -------------
               Total current liabilities                                      18,853           12,524           18,635

     Long-term debt                                                           22,000           32,450           25,000
     Deferred gains and other long-term liabilities                            3,868            4,229            3,958
                                                                       -------------    -------------    -------------
          Total long-term liabilities                                         25,868           36,679           28,958
     Commitments and contingencies                                                --               --               --
     Stockholders' equity:
         Preferred Stock, par value $.01 per share; Authorized
            5,000,000 shares; none issued and outstanding                         --               --               --
         Class A Non-voting Common Stock, par value $.01 per share;
            Authorized 40,000,000 shares; 11,184,201 issued and
            11,175,168 outstanding at December 31, 2004; 11,006,864
            issued and 10,997,831 outstanding at December 31, 2003;
            11,181,401 issued and 11,172,368 outstanding at
            September 30, 2004                                                   112              110              112
         Class B Voting Common Stock, convertible, par value $.01
            per share; Authorized 1,198,990 shares; 1,190,057 issued
            and outstanding                                                       12               12               12
         Additional paid-in capital                                          116,689          115,580          116,683
         Retained earnings (deficit)                                           4,911           (6,171)             (38)
         Deferred compensation expense                                          (685)            (686)            (832)
                                                                       -------------    -------------    -------------
                                                                             121,039          108,845          115,937
         Treasury stock, at cost (9,033 shares)                                  (35)             (35)             (35)
         Receivable from stockholder                                              --             (729)              --
         Accumulated other comprehensive income                                  793              564              827
                                                                       -------------    -------------    -------------
                   Total stockholders' equity                                121,797          108,645          116,729
                                                                       -------------    -------------    -------------
     Total liabilities and stockholders' equity                        $     166,518    $     157,848    $     164,322
                                                                       =============    =============    =============


See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                        --------------------
                                                          2004       2003
                                                        --------    --------
                                                        (In thousands, except
                                                          per share amounts)
Revenues:
       Sales                                            $ 36,324    $ 33,555
       Pawn service charges                               16,669      15,552
       Payday loan service charges                         8,290       4,861
       Other                                                 345         346
                                                        --------    --------
           Total revenues                                 61,628      54,314

Cost of goods sold                                        21,913      19,273
                                                        --------    --------
           Net revenues                                   39,715      35,041

Operating expenses:
       Operations                                         22,703      20,777
       Bad debt and other payday loan direct expenses      1,609       1,839
       Administrative                                      5,867       5,862
       Depreciation                                        1,870       1,895
       Amortization                                           17          20
                                                        --------    --------
           Total operating expenses                       32,066      30,393
                                                        --------    --------
Operating income                                           7,649       4,648

Interest expense, net                                        339         448
Loss on sale / disposal of assets                             37          --
Equity in net income of unconsolidated affiliate            (460)       (365)
                                                        --------    --------
Income before income taxes                                 7,733       4,565
Income tax expense                                         2,784       1,575
                                                        --------    --------
Net income                                              $  4,949    $  2,990
                                                        ========    ========

Net income per common share:
       Basic                                            $   0.40    $   0.25
       Assuming dilution                                $   0.37    $   0.23
                                                        ========    ========
Weighted average shares outstanding:
       Basic                                              12,365      12,188
       Assuming dilution                                  13,237      12,847

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                          --------------------
                                                                                            2004        2003
                                                                                          --------    --------
                                                                                             (In thousands)
Operating Activities:
      Net income                                                                          $  4,949    $  2,990
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                      1,887       1,915
          Payday loan loss provision                                                         1,225       1,558
          Net loss on sale or disposal of assets                                                37          --
          Deferred compensation expense                                                        147          98
          Income from investment in unconsolidated affiliate                                  (460)       (365)
      Changes in operating assets and liabilities:
          Service charges receivable, net                                                   (1,071)     (1,014)
          Inventory                                                                           (277)        (21)
          Prepaid expenses, other current assets, and other assets, net                     (1,213)     (1,560)
          Accounts payable and accrued expenses                                             (1,116)     (1,264)
          Customer layaway deposits                                                             41        (117)
          Deferred gains and other long-term liabilities                                       (90)        (90)
          Federal income taxes                                                               1,293       1,340
                                                                                          --------    --------
                Net cash provided by operating activities                                    5,352       3,470

Investing Activities:
       Pawn loans made                                                                     (38,094)    (38,896)
       Pawn loans repaid                                                                    22,042      21,228
       Recovery of pawn loan principal through sale of forfeited collateral                 19,012      16,492
       Payday loans made                                                                   (16,211)    (11,123)
       Payday loans repaid                                                                  13,612       7,512
       Additions to property and equipment                                                  (2,110)     (1,227)
                                                                                          --------    --------
                Net cash used in investing activities                                       (1,749)     (6,014)

Financing Activities:
       Proceeds from exercise of stock options                                                   6          --
       Net proceeds (payments) from bank borrowings                                         (3,000)      1,450
                                                                                          --------    --------
                Net cash provided by (used in) financing activities                         (2,994)      1,450
                                                                                          --------    --------

Change in cash and equivalents                                                                 609      (1,094)

Cash and equivalents at beginning of period                                                  2,506       2,496
                                                                                          --------    --------
Cash and equivalents at end of period                                                     $  3,115    $  1,402
                                                                                          ========    ========


Non-cash Investing and Financing Activities:
       Pawn loans forfeited and transferred to inventory                                  $ 20,416    $ 19,243
       Foreign currency translation adjustment                                            $    (34)   $     79


See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 ("Fiscal 2004"). The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results of operations for the full fiscal year.

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

BAD DEBT AND OTHER PAYDAY LOAN DIRECT EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in bad debt and other payday loan direct expenses, were $1.2 million and $1.6 million for the three-month periods ended December 31, 2004 and 2003, representing 2.9% and 5.6%, respectively, of loans made in each period. Excluding the benefit of a $0.9 million sale of older bad debt, net defaults for the three-month period ended December 31, 2004 were $2.1 million, or 4.9% of loans made in the period.

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

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At December 31, 2004, December 31, 2003, and September 30, 2004, the valuation allowance deducted from the carrying value of inventory was $2.0 million,

$1.2 million, and $1.5 million (5.8%, 3.6%, and 4.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in the quarters ended December 31, 2004 and 2003.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination were made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. No adjustments were made to the Company's valuation allowance in the quarters ended December 31, 2004 and 2003. As of December 31, 2004, December 31, 2003 and September 30, 2004, the Company did not have a valuation allowance on its deferred tax assets.

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

The following table presents the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:


                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                        ----------------------
                                                                                          2004          2003
                                                                                        ---------    ---------
                                                                                            (In thousands,
                                                                                       except per share amounts)
Net income, as reported                                                                 $   4,949    $   2,990
Add: stock-based employee compensation expense included in reported net
     income, net of related tax effects                                                        95           64
Deduct: total stock-based employee compensation expense determined under
     fair value based method for all awards, net of related tax effects                      (259)        (167)
                                                                                        ---------    ---------
Pro forma net income                                                                    $   4,785    $   2,887
                                                                                        =========    =========
Earnings per share - basic:
     As reported                                                                        $    0.40    $    0.25
     Pro forma                                                                          $    0.39    $    0.24

Earnings per share - assuming dilution:
     As reported                                                                        $    0.37    $    0.23
     Pro forma                                                                          $    0.36    $    0.22


See Note I, "Common Stock, Warrants, and Options" and Note J, "Recent
Pronouncements: Share-Based Payment - SFAS No. 123 (revised 2004)."

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $61.1 million, $67.6 million and $59.3 million at December 31, 2004, December 31, 2003, and September 30, 2004, respectively.

Certain prior year balances have been reclassified to conform to the Fiscal 2004 presentation.

NOTE C: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                              Three Months Ended
                                                                                                 December 31,
                                                                                              ------------------
                                                                                               2004       2003
                                                                                              -------    -------
Numerator
           Numerator for basic and diluted earnings per share: net income                     $ 4,949    $ 2,990
                                                                                              =======    =======
Denominator
           Denominator for basic earnings per share:  weighted average shares                  12,365     12,188
           Effect of dilutive securities:
                   Options and warrants                                                           767        659
                   Restricted common stock grants                                                 105         --
                                                                                              -------    -------
           Dilutive potential common shares                                                       872        659
                                                                                              -------    -------
           Denominator for diluted earnings per share: adjusted weighted average shares and
           assumed conversions                                                                 13,237     12,847
                                                                                              =======    =======
           Basic earnings per share                                                           $  0.40    $  0.25
                                                                                              =======    =======
           Diluted earnings per share                                                         $  0.37    $  0.23
                                                                                              =======    =======

The following table presents the weighted average shares subject to options outstanding during the periods indicated. Anti-dilutive options, warrants, and restricted stock grants have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                                           Three Months Ended
                                                              December 31,
                                                        -----------------------
                                                            2004        2003
                                                        ----------   ----------
Total options outstanding
           Weighted average shares subject to options    2,153,280    2,134,420
           Average exercise price per share             $     6.78   $     6.13

Anti-dilutive options outstanding
           Weighted average shares subject to options      171,880      812,563
           Average exercise price per share             $    13.04   $    11.31


NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The Company estimates A&B's results of operations for the September 30 quarter for its financial statements. The income reported for the Company's quarter ended December 31, 2004 represents its percentage interest in the results of A&B's operations from July 1, 2004 to September 30, 2004, as estimated.

Below is summarized financial information for A&B's most recently reported results (using average exchange rates for the periods indicated):

                                Year ended June 30,
                                -------------------
                                  2004        2003
                                -------     -------
                                     ($000's)
Turnover (gross revenues)       $38,891     $32,094
Gross profit                     27,613      22,468
Profit after tax (net income)     6,024       4,827


NOTE E: CONTINGENCIES

From time to time, the Company is involved in litigation and regulatory matters arising from its normal business operations. Currently, the Company is a defendant in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be determined, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. However, there can be no assurance as to the ultimate outcome of these actions or that other matters will not be asserted.

On May 14, 2004, the Company received a subpoena from the Securities and Exchange Commission ("SEC"). The subpoena relates to an on-going investigation by the SEC of certain jewelry companies, including Friedman's, Inc. ("Friedman's"). The subpoena requested production of all of the Company's documents concerning Morgan Schiff, an affiliate of the Company and Friedman's, and any compensation paid or any other benefits provided to any individual or entity employed by or otherwise affiliated with Morgan Schiff, since January 1, 1994. The Company has responded to the subpoena and to date, has received no further communication from the Securities and Exchange Commission regarding this matter.

NOTE F: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for the quarters ended December 31, 2004 and 2003 were $4.9 million and $3.1 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented as "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets, and amounted to $0.8 million ($1.2 million, net of tax of $0.4 million) at December 31, 2004.

NOTE G: LONG-TERM DEBT

At December 31, 2004, the Company's credit agreement provided for a $40.0 million revolving credit facility with an effective rate of 4.3% and a maturity date of April 1, 2007. Advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

NOTE H: GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

At each balance sheet date presented above, the balance of pawn licenses - the only major class of indefinite lived intangible assets at each of these dates - was $1.5 million.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                   December 31, 2004            December 31, 2003           September 30, 2004
                            ---------------------------    ---------------------------    ---------------------------
                              Carrying     Accumulated       Carrying     Accumulated       Carrying     Accumulated
                               Amount      Amortization       Amount      Amortization       Amount      Amortization
                            ------------   ------------    ------------   ------------    ------------   ------------
                                                                    (In thousands)
License application fees    $        345   $       (203)   $        742   $       (569)   $        345   $       (195)
Real estate finders' fees            554           (281)            554           (257)            554           (277)
Non-compete agreements               388           (243)            388           (223)            388           (238)
                            ------------   ------------    ------------   ------------    ------------   ------------
Total                       $      1,287   $       (727)   $      1,684   $     (1,049)   $      1,287   $       (710)
                            ============   ============    ============   ============    ============   ============


Total amortization expense from definite-lived intangible assets for the three-month periods ended December 31, 2004 and 2003 was approximately $17,000 and $20,000, respectively. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding fiscal years as of October 1, 2004 (in thousands):

                    Fiscal Year   Amortization Expense
                    -----------   --------------------
                       2005             $  68
                       2006                67
                       2007                67
                       2008                66
                       2009                57

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE I: COMMON STOCK, WARRANTS, AND OPTIONS

The Company accounts for its stock-based compensation plans as described in Note B, "Significant Accounting Policies."

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The Company also agreed to reimburse the Chairman for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.8 million, which is being amortized over the two-year restriction period expiring September 17, 2005. During the quarters ended December 31, 2004 and 2003, $0.1 million and $0.1 million, respectively, of this cost was amortized to expense. In the quarter ended December 31, 2003, the Company also reimbursed $0.8 million for the Chairman's one-time taxes related to the award. The reimbursement was charged to administrative expense.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The Company also agreed to reimburse him for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.6 million, which is being amortized over a three-year period based on the Company's expectation that earlier vesting objectives will be met. During the quarter ended December 31, 2004, $0.05 million of this cost was amortized to expense. The Company expects to amortize an additional $0.15 million of stock compensation cost related to this award during the remaining nine months of the fiscal year ending September 30, 2005. In the quarter ended March 31, 2004, the Company also reimbursed $0.3 million for the Chief Executive Officer's one-time taxes related to the award. The reimbursement was charged to administrative expense.

Stock option exercises resulted in the issuance of 2,800 shares of Class A Common Stock for total proceeds of $6,000 during the quarter ending December 31, 2004. There were no stock option exercises during quarter ending December 31, 2003.

See Note J, "Recent Pronouncements: Share-Based Payment - SFAS No. 123 (revised
2004)."

NOTE J: RECENT PRONOUNCEMENTS: SHARE-BASED PAYMENT - SFAS NO. 123 (REVISED 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). The statement revises SFAS No. 123 and supercedes APB 25, under which the Company currently accounts for its share-based payments to its employees. SFAS No. 123R will be effective for the Company beginning July 1, 2005, and will require the Company to recognize as expense the grant-date fair value of share-based payments made to employees. Pro forma disclosure is no longer an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

         1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

         2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Management has not yet determined the transition method it intends to use or the impact that adoption of this pronouncement will have on its financial position or results of operations.

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

First Quarter Ended December 31, 2004 vs. First Quarter Ended December 31, 2003

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended December 31, 2004 and 2003 ("Fiscal 2005 Quarter" and "Fiscal 2004 Quarter," respectively):

                                                                          Three Months Ended        % or
                                                                             December 31,(a)        Point
                                                                           2004        2003       Change(b)
                                                                         --------    --------     ---------
Net revenues:
           Sales                                                         $ 36,324    $ 33,555           8.3%
           Pawn service charges                                            16,669      15,552           7.2%
           Payday loan service charges                                      8,290       4,861          70.5%
           Other                                                              345         346          (0.3)%
                                                                         --------    --------
                  Total revenues                                           61,628      54,314          13.5%
           Cost of goods sold                                              21,913      19,273          13.7%
                                                                         --------    --------
                  Net revenues                                           $ 39,715    $ 35,041          13.3%
                                                                         ========    ========
Other data:
           Gross margin                                                      39.7%       42.6%    (2.9) pts.
           Average annual inventory turnover                                  2.7x        2.4x          0.3x
           Average inventory per pawn location at quarter end            $    115    $     116         (0.9)%
           Average pawn loan balance per pawn location at quarter end    $    160    $     166         (3.6)%
           Average yield on pawn loan portfolio                               142%         132%       10 pts.
           Pawn loan redemption rate                                           76%          76%            --
           Average payday loan balance per location offering payday
                loans at quarter end                                     $   29.4     $   22.7          29.5%
           Payday loan net defaults                                           2.9%         5.6%    (2.7) pts.
Expenses and income as a percentage of net revenues (%):
           Operations                                                        57.2         59.3     (2.1) pts.
           Bad debt and other payday loan direct expenses                     4.1          5.2     (1.1) pts.
           Administrative                                                    14.8         16.7     (1.9) pts.
           Depreciation and amortization                                      4.8          5.5     (0.7) pts.
           Interest expense, net                                              0.9          1.3     (0.4) pts.
           Income before income taxes                                        19.5         13.0       6.5 pts.
           Net income                                                        12.5          8.5       4.0 pts.
Stores in operation:
           Beginning of period                                                405          284
           New openings                                                        40           19
           Sold, combined or closed                                            --           --
                                                                         --------     --------
           End of period                                                      445          303
                                                                         ========     ========
Average number of stores during the period                                    424          293
Composition of ending stores:
           EZPAWN locations                                                   280          280
           Mono-line payday loan locations adjoining EZPAWNs                  128           19
           Mono-line payday loan locations - free standing                     37            4
                                                                         --------     --------
           Total stores in operation                                          445          303
                                                                         ========     ========
           EZPAWN locations offering payday loans                             129          226
           Total locations offering payday loans, including call center       295          250


(a)  In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

OVERVIEW

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans secured by tangible personal property, commonly known as pawn loans, and short-term non-collateralized loans, often referred to as payday loans. The Company makes pawn loans in its 280 EZPAWN locations and makes payday loans in 129 of its EZPAWN locations, 165 EZMONEY Mono-line payday loans locations ("Mono-line stores"), and through its Austin, Texas based call center.

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

The Company earns payday loan service charge revenue on its payday loans. The Company markets and services payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank, in 235 locations and its call center. After origination of the loans, the Company may purchase a 90% participation in the loans made by County Bank and marketed by the Company. In 59 of its locations, the Company makes payday loans in compliance with state law. The average payday loan amount is approximately $370 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned is typically $18 for a 7 to 23-day period, but varies in certain locations.

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

In the Fiscal 2005 Quarter, the Company saw significant growth in its payday loan contribution resulting from higher payday loan balances, improved underwriting and collection activity and the sale of old payday loan bad debt. The Company also realized improvements in its pawn loan yields primarily due to an increase in rates charged in its Colorado market and an increase in pawn loan redemptions. The Company's net income improved to $4.9 million in the Fiscal 2005 Quarter from $3.0 million in the Fiscal 2004 Quarter.

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the Fiscal 2005 Quarter to the Fiscal 2004 Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2005 Quarter pawn service charge revenue increased 7.2%, or $1.1 million from the Fiscal 2004 Quarter to $16.7 million. This increase was due to a ten percentage point improvement in loan yields to 142%, offset slightly by lower average loan balances during the Fiscal 2005 Quarter. The increase in loan yields was due to the Company's efforts to improve loan redemption rates and an increase in allowed rates in its twenty-four Colorado stores. The Company's average balance of pawn loans outstanding during the Fiscal 2005 Quarter was 0.5% lower and ending pawn loans outstanding were 3.6% lower than in the Fiscal 2004 Quarter.

In the Fiscal 2005 Quarter, 95.3% ($15.9 million) of recorded pawn service charge revenue was collected in cash, and 4.7% ($0.8 million) resulted from an increase in accrued pawn service charges receivable. In the Fiscal 2004 Quarter, 96.1% ($14.9 million) of recorded pawn service charge revenue was collected in cash, and 3.9% ($0.7 million) resulted from an increase in accrued pawn service charges receivable. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company increased its estimate of collectible loans at December 31, 2004 in anticipation of higher loan redemptions during the income tax refund season occurring in the Company's second fiscal quarter.

Sales increased $2.8 million in the Fiscal 2005 Quarter compared to the Fiscal 2004 Quarter, to $36.3 million. The increase was due to a $1.0 million (3.1%) increase in same store merchandise sales and a $1.8 million increase in jewelry scrapping sales. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales during the quarters presented:

                                               Quarter Ended December 31,
                                               --------------------------
                                                  2004             2003
                                               --------          --------
                                                  (Dollars in millions)
Merchandise sales                              $   32.0          $   31.1
Jewelry scrapping sales                             4.3               2.5
                                               --------          --------
Total sales                                        36.3              33.6

Gross profit on merchandise sales              $   13.2          $   13.5
Gross profit on jewelry scrapping sales             1.2               0.8

Gross margin on merchandise sales                  41.3%             43.4%
Gross margin on jewelry scrapping sales            27.2%             32.2%
Overall gross margin                               39.7%             42.6%

The Fiscal 2005 Quarter overall gross margin on sales decreased 2.9 percentage points from the Fiscal 2004 Quarter to 39.7%. Margins on merchandise sales decreased 2.1 percentage points due to less effective liquidation of aged general merchandise in the Fiscal 2005 Quarter. During the Fiscal 2005 Quarter, the inventory valuation allowance was increased $0.4 million primarily as a result of anticipated higher levels of inventory shrinkage in the Company's second fiscal quarter.

Over a two-day period in the Fiscal 2005 Quarter, the Company experienced performance issues with its store computer system. There is a risk that some transactions during this period were not recorded, which could result in the detection of additional inventory shrinkage in future periods. Based on analysis of transaction activity before, during and after the system issue, the Company increased its inventory shrinkage valuation allowance by $0.3 million in anticipation of higher shrinkage levels in its second fiscal quarter. The cause of the system issue has been identified and repaired and system performance has returned to expected levels.

In the comparable Fiscal 2004 Quarter, the inventory valuation allowance was reduced $0.6 million as a result of improved liquidation of aged merchandise in that quarter. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage, excluding the increase in the shrinkage valuation allowance, was unchanged from the Fiscal 2004 Quarter at 1.7% of merchandise sales.

Payday loan data are as follows:

                                                                          Quarter Ended December 31,
                                                                          --------------------------
                                                                              2004            2003
                                                                          ---------        ---------
                                                                            (Dollars in thousands)
Service charge revenue                                                    $   8,290       $   4,861
Bad debt:
        Net defaults on loans, excluding sale of older bad debt              (2,238)         (1,521)
        Change in valuation allowance                                           108             (84)
        Sale of older bad debt                                                  905              --
        NSF fees collected and other related costs                               40              47
                                                                          ---------       ---------
               Net bad debt                                                  (1,185)         (1,558)
Other direct transaction expenses                                              (424)           (281)
Incremental expenses at Mono-line stores                                     (2,321)           (151)
Incremental depreciation and amortization at Mono-line stores                  (103)             (7)
Collection and call center costs (included in administrative expense)          (340)           (183)
                                                                          ---------       ---------
Contribution to operating income                                          $   3,917       $   2,681
                                                                          =========       =========

Average payday loan balance outstanding during quarter                    $   7,569       $   4,451
Payday loan balance at end of quarter                                     $   8,666       $   5,683
Average loan balance per participating location at end of quarter         $    29.4       $    22.7
Participating locations at end of quarter, including call center                295             250
     (whole numbers)
Net default rate (defaults net of collections, measured as a percent of
     loans made)                                                                2.9%            5.6%
Net default rate, excluding sale of older bad debt                              4.9%            5.6%

The Contribution to operating income presented above includes the effect of incremental operating expenses at Mono-line stores. Shared costs at adjoined Mono-line stores, such as rent and manager labor, have been excluded from these figures, as they did not increase with the build-out of adjoined stores.

Payday loan service charge revenue increased from the Fiscal 2004 Quarter primarily due to higher average loan balances at existing stores and the addition of new Mono-line stores. In the Fiscal 2005 Quarter, 96.6% ($8.0 million) of recorded payday loan service charge revenue was collected in cash, and 3.4% ($0.3 million) resulted from an increase in accrued payday loan service charges receivable. In the comparable Fiscal 2004 Quarter, 91.7% ($4.5 million) of recorded payday loan service charge revenue was collected in cash, and 8.3% ($0.4 million) was due to an increase in accrued payday loan service charges receivable.

Payday loan bad debt decreased $0.4 million in the Fiscal 2005 Quarter compared to the Fiscal 2004 Quarter, resulting in net defaults of 2.9% of loans made. During the Fiscal 2005 Quarter, the Company sold its older payday loan bad debt to an outside agency for net proceeds of approximately $0.9 million, which is reflected in the net bad debt for the quarter. Excluding this sale of older bad debt, the Company's payday loan net defaults improved to 4.9% for the Fiscal 2005 Quarter, compared to 5.6% in the Fiscal 2004 Quarter.

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At December 31, 2004, the valuation allowance was $0.5 million, or 4.2% of the payday loan principal and fees receivable, compared to $0.4 million, or 5.2% of payday loan principal and fees receivable at December 31, 2003.

Operations expense increased to $22.7 million in the Fiscal 2005 Quarter from $20.8 million in the Fiscal 2004 Quarter, representing a 2.1 percentage point decrease when measured as a percentage of net revenue. Of the total $1.9 million increase, $2.1 million related to Mono-line stores. Offsetting this was a $0.2 million decrease in same store operating expenses.

Administrative expenses in the Fiscal 2005 Quarter were unchanged at $5.9 million, but decreased 1.9 percentage points when measured as a percent of net revenue. Additional administrative labor ($0.3 million), payday loan collection and call center costs ($0.2 million), and professional fees ($0.1 million) during the Fiscal 2005 Quarter were offset by a $0.7 million reduction in expense related to a restricted stock grant in the Fiscal 2004 Quarter.

Depreciation and amortization expense was unchanged at $1.9 million, as depreciation on new assets placed in service offset the reduction from assets that became fully depreciated.

In the Fiscal 2005 Quarter, interest expense decreased to $0.3 million from $0.4 million in the Fiscal 2004 Quarter. The improvement resulted from lower average debt balances and lower effective interest rates. At December 31, 2004, the Company's total debt was $22.0 million compared to $32.5 million at December 31, 2003. Decreases in the debt balance were funded by cash flow from operations after funding all investment activity.

The Fiscal 2005 Quarter income tax expense was $2.8 million (36.0% of pretax income) compared to $1.6 million (34.5% of pretax income) for the Fiscal 2004 Quarter. The increase in effective tax rate between these periods is due to an increase in state taxes and an increase in the Company's federal tax rate due to the higher level of taxable income expected in the year ending September 30, 2005.

Operating income for the Fiscal 2005 Quarter increased $3.0 million from the Fiscal 2004 Quarter to $7.6 million, primarily due to the $1.2 million greater contribution from payday loans, the $1.1 million increase in pawn service charge revenue, and smaller decreases in operations expenses. After a $1.2 million increase in income taxes related to the increased earnings, net income improved to $4.9 million in the Fiscal 2005 Quarter from $3.0 million in the Fiscal 2004 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

In the Fiscal 2005 Quarter, the Company's $5.4 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $7.8 million, offset by (ii) $2.4 million of changes in operating assets and liabilities, primarily prepaid expenses, other current and non-current assets, accounts payable, accrued expenses, and federal income taxes. In the Fiscal 2004 Quarter, the Company's $3.5 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $6.2 million, offset by
(ii) $2.7 million of changes in operating assets and liabilities, primarily prepaid expenses, other current and non-current assets, accounts payable, accrued expenses, and federal income taxes.

The Company used $1.7 million of cash for investing activities during the Fiscal 2005 Quarter, consisting primarily of $2.6 million invested in payday loans net of repayments and $2.1 million invested in property and equipment. Pawn loan repayments and principal recovery through the sale of forfeited collateral exceeded pawn loans made by $3.0 million, partially offsetting the investing cash outflows. Cash flow from operations funded the investing activities, as well as a $3.0 million reduction of bank borrowings and a $0.6 million increase in cash on hand.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:

                                                                     Payments due by Period
                                           ---------------------------------------------------------------------------
                                                           Less than 1                                     More than 5
Contractual Obligations                       Total            year         1-3 years       3-5 years         years
-----------------------                    -----------     -----------     -----------     -----------     -----------
Long-term debt obligations                 $    22,000     $        --     $    22,000     $        --     $        --
Interest on long-term debt obligations           2,534           1,014           1,520              --              --
Capital lease obligations                           --              --              --              --              --
Operating lease obligations                     75,110          14,112          22,374          12,679          25,945
Purchase obligations                                --              --              --              --              --
Other long-term liabilities                         --              --              --              --              --
                                           -----------     -----------     -----------     -----------     -----------
Total                                      $    99,644     $    15,126     $    45,894     $    12,679     $    25,945
                                           ===========     ===========     ===========     ===========     ===========

In the remaining nine months of the fiscal year ending September 30, 2005, the Company also plans to open an additional 80 to 100 Mono-line payday loan stores for an expected aggregate capital expenditure of approximately $2.7 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will increase future earnings, it expects they will have a negative effect on earnings and cash flow in their first year of operation.

The Company's $40.0 million credit agreement matures April 1, 2007. Under the terms of the amended agreement, the Company had the ability to borrow an additional $18.0 million at December 31, 2004. Advances are secured by the Company's assets. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The amount of long-term debt obligations included in the table above is the balance outstanding on the Company's revolving credit agreement at December 31, 2004. The outstanding balance fluctuates based on cash needs and the interest rate varies in response to the Company's leverage ratio. For purposes of this table, the Company assumed the current outstanding balance and interest rate will be applicable through the maturity date of the credit agreement on April 1, 2007.

The Company anticipates that cash flow from operations and availability under its revolving credit agreement will be adequate to fund its contractual obligations, planned store growth, capital expenditures, and working capital requirements during the coming year.

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

DISCLOSURE AND INTERNAL CONTROLS

Based on an assessment of the effectiveness of the Company's disclosure controls and procedures, accounting policies, and the underlying judgments and uncertainties affecting the application of those policies and procedures, management believes that the Company's condensed consolidated financial statements provide a meaningful and fair perspective of the Company in all material respects. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. Management identified no significant deficiencies or material weaknesses in internal controls. Other risk factors, such as those discussed elsewhere in this interim report and the Company's Annual Report as well as changes in business strategies, could adversely impact the consolidated financial position, results of operations, and cash flows in future periods.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more during the remaining nine months of the fiscal year ending September 30, 2005 than they did in the comparable period of 2004, the Company's interest expense during those nine months would increase by approximately $83,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at December 31, 2004.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the quarter ended September 30, 2004 (included in the Company's December 31, 2004 results on a three-month lag as described above) was approximately a $34,000 decrease to stockholders' equity. On December 31, 2004, the U.K. pound closed at 1.00 to 1.9266 U.S. dollars, a strengthening from 1.7994 at September 30, 2004. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report and under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of December 31, 2004 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and regulatory matters arising from its normal business operations. Currently, the Company is a defendant in several actions, some of which involve claims for substantial amounts. While the ultimate outcome of these actions cannot be determined, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. However, there can be no assurance as to the ultimate outcome of these actions or that other matters will not be asserted.

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
                 31.1      Certification of Chief Executive Officer Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002

                 31.2      Certification of Chief Financial Officer Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002

                 32.1      Certification of Chief Executive Officer Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002

                 32.2      Certification of Chief Financial Officer Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002


      (b)       Reports on Form 8-K

                 Filing        Date          Item Reported                    Information Reported
                 ------        ----          -------------                    --------------------
                   8-K       10/6/04      Item 4.01 - Changes   Change in certifying accountant, and continued
                                            in Registrant's     engagement of predecessor auditor in assisting
                                              Certifying        with responses to comments from the Securities
                                              Accountants       and Exchange Commission.

                  8-K/A      10/6/04      Item 4.01 - Changes   Change in certifying accountant, upon
                                            in Registrant's     completion of predecessor auditor assistance in
                                              Certifying        responding to comments from the Securities and
                                              Accountants       Exchange Commission.

                   8-K       11/9/04      Item 2.02 - Results   Annual and quarterly earnings announcement and
                                           of Operations and    related press release.
                                          Financial Condition

                   8-K       12/13/04     Item 2.02 - Results   Updated annual and quarterly earnings
                                           of Operations and    announcement and related press release,
                                          Financial Condition   indicating an increase in previously
                                                                announced earnings.

                   8-K        1/5/05     Item 5.02 - Election   Election of a new director to the Company's
                                              of Director       Board of Directors.

                   8-K       1/20/05      Item 2.02 - Results   Quarterly earnings announcement and related
                                           of Operations and    press release.
                                          Financial Condition

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 EZCORP, INC.
                                                 ------------
                                                 (Registrant)

Date: February 9, 2005                  By: /s/ DAN N. TONISSEN
                                            -------------------
                                                (Signature)

                                           Dan N. Tonissen
                                           Senior Vice President,
                                           Chief Financial Officer &
                                           Director

                                  EXHIBIT INDEX


Exhibit                                              Incorporated by
Number                   Description                   Reference to      Page
------                   -----------                 ---------------     ----
 31.1      Certification of Chief Executive                               21
           Officer Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002

 31.2      Certification of Chief Financial                               22
           Officer Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002

 32.1      Certification of Chief Executive                               23
           Officer Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

 32.2      Certification of Chief Financial                               24
           Officer Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002