Form 10-Q
period 2005-03-31
EZCORP INC
filed 2005-05-09
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                      COMMISSION FILE NUMBER __000-19424__

                         -------------------------------
                                  EZCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 74-2540145
     -------------------------------                   ------------------
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

As of March 31, 2005, 11,437,810 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 990,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2005, March 31, 2004 and
         September 30, 2004.........................................................................      1

         Condensed Consolidated Statements of Operations for the Three Months and Six Months
         Ended March 31, 2005 and 2004..............................................................      2

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2005
         and 2004...................................................................................      3

         Notes to Interim Condensed Consolidated Financial Statements...............................      4

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of                 11
      Operations....................................................................................

      Item 3. Quantitative and Qualitative Disclosures about Market Risk............................     23

      Item 4. Controls and Procedures...............................................................     24

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings.....................................................................     25

      Item 4.  Submission of Matters to a Vote of Security Holders..................................     25

      Item 6.  Exhibits and Reports on Form 8-K.....................................................     25

SIGNATURE...........................................................................................     26

EXHIBIT INDEX.......................................................................................     27

CERTIFICATIONS......................................................................................     28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                     March 31,   March 31,   September 30,
                                                                       2005        2004          2004
                                                                     ---------   ---------   -------------
                                                                              (In thousands)
                                                                           (Unaudited)
Assets:
    Current assets:
        Cash and cash equivalents                                    $   1,405   $     202   $       2,506
        Pawn loans                                                      40,081      42,079          49,078
        Payday loans, net                                                7,711       4,643           7,292
        Pawn service charges receivable, net                             7,720       7,825           8,679
        Payday loan service charges receivable, net                      1,573         928           1,474
        Inventory, net                                                  26,967      29,492          30,636
        Deferred tax asset                                               9,711       8,163           9,711
        Note receivable from related party                               1,500           -               -
        Prepaid expenses and other assets                                3,918       3,054           2,321
                                                                     ---------   ---------   -------------
           Total current assets                                        100,586      96,386         111,697

    Investment in unconsolidated affiliate                              17,094      15,417          16,101
    Property and equipment, net                                         26,132      24,642          25,846
    Note receivable from related party                                       -       1,500           1,500
    Deferred tax asset, non-current                                      4,946       4,391           4,946
    Other assets, net                                                    3,914       3,866           4,232
                                                                     ---------   ---------   -------------
    Total assets                                                     $ 152,672   $ 146,202   $     164,322
                                                                     =========   =========   =============

Liabilities and stockholders' equity:
    Current liabilities:
        Accounts payable and other accrued expenses                     13,359   $  11,668          14,947
        Customer layaway deposits                                        1,848       1,842           1,645
        Federal income taxes payable                                       271         771           2.043
                                                                     ---------   ---------   -------------
           Total current liabilities                                    15,478      14,281          18,635

    Long-term debt                                                       6,825      15,000          25,000
    Deferred gains and other long-term liabilities                       3,778       4,139           3,958
                                                                     ---------   ---------   -------------
        Total long-term liabilities                                     10,603      19,139          28,958
    Commitments and contingencies                                            -           -               -
    Stockholders' equity:
        Preferred Stock, par value $.01 per share; Authorized
           5,000,000 shares; none issued and outstanding                     -           -               -
        Class A Non-voting Common Stock, par value $.01 per share;
           Authorized 40,000,000 shares; 11,446,843 issued and
           11,437,810 outstanding at March 31, 2005; 11,016,567
           issued and 11,007,534 outstanding at March 31, 2004;
           11,181,401 issued and 11,172,368 outstanding at
           September 30, 2004                                              114         110             112
        Class B Voting Common Stock, convertible, par value $.01
           per share; Authorized 1,198,990 shares; Issued
           1,190,057;  Outstanding 990,057 at March 31, 2005
           and 1,190,057 at March 31, 2004 and September 30, 2004           10          12              12
        Additional paid-in capital                                     116,894     116,230         116,683
        Retained earnings (deficit)                                      8,880      (3,164)            (38)
        Deferred compensation expense                                     (538)     (1,125)           (832)
                                                                     ---------   ---------   -------------
                                                                       125,360     112,063         115,937
        Treasury stock - Class A, at cost                                  (35)        (35)            (35)
        Accumulated other comprehensive income                           1,266         754             827
                                                                     ---------   ---------   -------------
           Total stockholders' equity                                  126,591     112,782         116,729
                                                                     ---------   ---------   -------------
    Total liabilities and stockholders' equity                       $ 152,672   $ 146,202   $     164,322
                                                                     =========   =========   =============

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                        Three Months Ended     Six Months Ended
                                                             March 31,             March 31,
                                                        -------------------   -------------------
                                                          2005       2004       2005       2004
                                                        --------   --------   --------   --------
                                                        (In thousands, except per share amounts)
Revenues:
       Sales                                            $ 40,259   $ 38,374   $ 76,583   $ 71,929
       Pawn service charges                               14,682     14,488     31,351     30,040
       Payday loan service charges                         7,828      5,072     16,118      9,933
       Other                                                 329        355        674        701
                                                        --------   --------   --------   --------
                  Total revenues                          63,098     58,289    124,726    112,603
Cost of goods sold                                        23,901     22,517     45,814     41,790
                                                        --------   --------   --------   --------
                  Net revenues                            39,197     35,772     78,912     70,813
Operating expenses:
       Operations                                         23,988     21,775     46,691     42,552
       Bad debt and other payday loan direct expenses      1,495      1,286      3,104      3,125
       Administrative                                      5,796      6,378     11,663     12,240
       Depreciation                                        2,054      1,844      3,924      3,739
       Amortization                                           17         21         34         41
                                                        --------   --------   --------   --------
                  Total operating expenses                33,350     31,304     65,416     61,697
                                                        --------   --------   --------   --------
Operating income                                           5,847      4,468     13,496      9,116

Interest expense, net                                        275        373        614        821
Loss on sale/disposal of assets                                6          -         43          -
Equity in net income of unconsolidated affiliate            (636)      (496)    (1,096)      (861)
                                                        --------   --------   --------   --------
Income before income taxes                                 6,202      4,591     13,935      9,156
Income tax expense                                         2,233      1,584      5,017      3,159
                                                        --------   --------   --------   --------
Net income                                              $  3,969   $  3,007   $  8,918   $  5,997
                                                        ========   ========   ========   ========

Income per common share:
   Basic                                                $   0.32   $   0.25   $   0.72   $   0.49
                                                        ========   ========   ========   ========
   Assuming dilution                                    $   0.29   $   0.23   $   0.66   $   0.46
                                                        ========   ========   ========   ========

Weighted average shares outstanding:
       Basic                                              12,402     12,196     12,383     12,192
       Assuming dilution                                  13,755     13,209     13,542     13,101

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                Six Months Ended
                                                                                   March 31,
                                                                              --------------------
                                                                                2005        2004
                                                                              ---------   --------
                                                                                 (In thousands)
Operating Activities:
      Net income                                                              $   8,918   $  5,997
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                           3,958      3,780
          Payday loan loss provision                                              2,449      2,657
          Impairment of receivable                                                    -        729
          Net loss on sale or disposal of assets                                     43          -
          Deferred compensation expense                                             294        245
          Income from investment in unconsolidated affiliate                     (1,096)      (861)
      Changes in operating assets and liabilities:
          Service charges receivable, net                                           860        972
          Inventory                                                                 496        326
          Prepaid expenses, other current assets, and other assets, net          (1,313)    (1,283)
          Accounts payable and accrued expenses                                  (1,522)       626
          Customer layaway deposits                                                 203         50
          Deferred gains and other long-term liabilities                           (180)      (180)
          Federal income taxes                                                   (1,772)     1,099
                                                                              ---------   --------
                Net cash provided by operating activities                        11,338     14,157

Investing Activities:
       Pawn loans made                                                          (75,809)   (78,664)
       Pawn loans repaid                                                         48,815     48,717
       Recovery of pawn loan principal through sale of forfeited collateral      39,164     35,760
       Payday loans made                                                        (30,942)   (21,600)
       Payday loans repaid                                                       28,074     17,930
       Additions to property and equipment                                       (4,247)    (3,012)
       Dividends from unconsolidated affiliate                                      542        414
                                                                              ---------   --------
                Net cash provided by (used in) investing activities               5,597       (455)

Financing Activities:
       Proceeds from exercise of stock options                                      139          4
       Net payments on bank borrowings                                          (18,175)   (16,000)
                                                                              ---------   --------
                Net cash used in financing activities                           (18,036)   (15,996)
                                                                              ---------   --------

Change in cash and equivalents                                                   (1,101)    (2,294)

Cash and equivalents at beginning of period                                       2,506      2,496
                                                                              ---------   --------
Cash and equivalents at end of period                                         $   1,405   $    202
                                                                              =========   ========

Non-cash Investing and Financing Activities:
       Pawn loans forfeited and transferred to inventory                      $  35,991   $ 35,823
       Foreign currency translation adjustment                                $     439   $    269
       Issuance of common stock to 401(k) plan                                $      72   $     61

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 ("Fiscal 2004"). The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's business is subject to seasonal variations, and operating results for the three-month and six-month periods ended March 31, 2005 are not necessarily indicative of the results of operations for the full fiscal year.

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

BAD DEBT AND OTHER PAYDAY LOAN DIRECT EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in bad debt and other payday loan direct expenses, were $1.2 million and $2.5 million, representing 2.9% in both the three-month and six-month periods ended March 31, 2005 (the "Fiscal 2005 Second Quarter" and the "Fiscal 2005 Year-to-Date Period," respectively.) Excluding the benefit of a $0.9 million sale of older bad debt in December 2004, net defaults for the six-month period ended March 31, 2005 were $3.4 million, or 3.9% of loans made. In the comparable 2004 periods (the "Fiscal 2004 Second Quarter" and the "Fiscal 2004 Year-to-Date Period"), payday loan net defaults were $1.2 million and $2.7 million, representing 4.3% and 4.9%, respectively, of loans made.

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

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on recent shrinkage experiences and the type and age of merchandise as well as recent sales trends and margins. At March 31, 2005, March 31, 2004, and September 30, 2004, the valuation allowance deducted from the carrying value of inventory was $2.1 million, $1.0 million, and $1.5 million (7.1%, 3.2%, and 4.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses tangible long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in the Fiscal 2005 or 2004 Year-to-Date Periods.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination were made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. No adjustments were made to the Company's valuation allowance in the Fiscal 2005 or 2004 Year-to-Date Periods. As of March 31, 2005, March 31, 2004 and September 30, 2004, the Company did not have a valuation allowance on its deferred tax assets.

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

The following table presents the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

                                                   Three Months Ended     Six Months Ended
                                                        March 31,             March 31,
                                                   -------------------   -------------------
                                                     2005       2004       2005       2004
                                                   --------   --------   --------   --------
                                                   (In thousands, except per share amounts)
Net income, as reported                            $  3,969   $  3,007   $  8,918   $  5,997
Add: stock-based employee compensation expense
     included in reported net income, net of
     related tax effects                                 95         95        191        159
Deduct:  total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                           (259)      (233)      (518)      (411)
                                                   --------   --------   --------   --------
Pro forma net income                               $  3,805   $  2,869   $  8,591   $  5,745
                                                   ========   ========   ========   ========
Earnings per share - basic:
     As reported                                   $   0.32   $   0.25   $   0.72   $   0.49
     Pro forma                                     $   0.31   $   0.24   $   0.69   $   0.47

Earnings per share - assuming dilution:
     As reported                                   $   0.29   $   0.23   $   0.66   $   0.46
     Pro forma                                     $   0.28   $   0.22   $   0.63   $   0.44

See Note I, "Common Stock, Warrants, and Options" and Note J, "Recent
Pronouncements: Share-Based Payment - SFAS No. 123 (revised 2004)."

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $63.1 million, $69.4 million and $59.3 million at March 31, 2005, March 31, 2004, and September 30, 2004, respectively.

OPERATING LEASES: In a letter dated February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission expressed to the American Institute of Certified Public Accountants its interpretation of the rules for accounting for operating leases. In the quarter ended March 31, 2005, the Company performed a review of its lease accounting practices to ensure compliance with this letter. Consistent with industry practices, the Company historically recorded rent expense on a straight-line basis over the initial non-cancelable lease term. The Company has concluded that the calculation of straight-line rent should include lease renewal options that are reasonably assured, as defined in SFAS 98, "Accounting for Leases." As a result, the Company determined that rent expense was understated in previous periods by a cumulative amount of $0.3 million, which was recorded as operations expense in the quarter ended March 31, 2005. No prior periods were restated as the amount was not material to any quarterly or annual period or to the Company's financial position in any period. The adjustment did not affect historical or future net cash flows or the timing of payments under related leases. The Company also reassessed the depreciable lives of its leasehold improvements to be the shorter of their estimated useful life or the reasonably assured lease term at the inception of the lease. This resulted in no cumulative difference, but did result in a $0.1 million increase in current depreciation expense in the quarter ended March 31, 2005.

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to the Fiscal 2005 presentation.

NOTE C: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended      Six Months Ended
                                                                    March 31,              March 31,
                                                               -------------------    ------------------
                                                                2005        2004       2005       2004
                                                               -------    --------    -------    -------
                                                               (In thousands, except per share amounts)
Numerator
   Numerator for basic and diluted earnings per share: net
     income                                                    $ 3,969    $  3,007    $ 8,918    $ 5,997
                                                               =======    ========    =======    =======
Denominator
   Denominator for basic earnings per share:  weighted
     average shares                                             12,402      12,196     12,383     12,192
   Effect of dilutive securities:
              Options and warrants                               1,210         947      1,031        862
              Restricted common stock grants                       143          66        128         47
                                                               -------    --------    -------    -------
   Dilutive potential common shares                              1,353       1,013      1,159        909
                                                               -------    --------    -------    -------
   Denominator for diluted earnings per share: adjusted
     weighted average shares and assumed conversions            13,755      13,209     13,542     13,101
                                                               =======    ========    =======    =======
   Basic earnings per share                                    $  0.32    $   0.25    $  0.72    $  0.49
                                                               =======    ========    =======    =======
   Diluted earnings per share                                  $  0.29    $   0.23    $  0.66    $  0.46
                                                               =======    ========    =======    =======

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

                                                        Three Months Ended           Six Months Ended
                                                            March 31,                   March 31,
                                                     ------------------------    ------------------------
                                                        2005         2004           2005          2004
                                                     ----------    ----------    ----------    ----------
Total options outstanding
      Weighted average shares subject to options      2,119,348     2,402,791     2,136,500     2,267,872
      Average exercise price per share               $     6.90    $     6.55    $     6.84    $     6.35

Anti-dilutive options outstanding
      Weighted average shares subject to options              -       294,273        56,258       948,001
      Average exercise price per share               $        -    $    13.61    $    14.94    $    11.09

NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's Fiscal 2005 Year-to-Date Period represents its percentage interest in the results of A&B's operations from July 1, 2004 to December 31, 2004.

Below is summarized financial information for A&B's most recently reported results (using average exchange rates for the periods indicated):

                                    Six Months Ended December 31,
                                    -----------------------------
                                       2004               2003
                                    ----------         ----------
                                           (In thousands)
Turnover (gross revenues)           $   23,399         $   19,726
Gross profit                            16,243             13,164
Profit after tax (net income)            3,799              2,977

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

NOTE F: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for the Fiscal 2005 Second Quarter was $4.4 million and comprehensive income for the Fiscal 2005 Year-to-Date Period was $9.4 million. For the comparable 2004 periods, comprehensive income was $3.2 million and $6.3 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented as "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets, and amounted to $1.3 million ($1.9 million, net of tax of $0.6 million) at March 31, 2005.

NOTE G: LONG-TERM DEBT

At March 31, 2005, the Company's credit agreement provided for a $40.0 million revolving credit facility with an effective rate of 4.6% and a maturity date of April 1, 2007. Advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                March 31, 2005            March 31, 2004          September 30, 2004
                            -----------------------   -----------------------   -----------------------
                            Carrying   Accumulated    Carrying   Accumulated    Carrying   Accumulated
                             Amount    Amortization    Amount    Amortization    Amount    Amortization
                            --------   ------------   --------   ------------   --------   ------------
                                                         (In thousands)
License application fees    $    345   $       (211)  $    742   $       (577)  $    345   $       (195)
Real estate finders' fees        554           (285)       554           (265)       554           (277)
Non-compete agreements           388           (248)       388           (228)       388           (238)
                            --------   ------------   --------   ------------   --------   ------------
Total                       $  1,287   $       (744)  $  1,684   $     (1,070)  $  1,287   $       (710)
                            ========   ============   ========   ============   ========   ============

Total amortization expense from definite-lived intangible assets for the Fiscal 2005 Second Quarter and Fiscal 2005 Year-to-Date Period was approximately $17,000 and $34,000, respectively. In comparison, the amortization expense for the Fiscal 2004 Second Quarter and the Fiscal 2004 Year-to-Date Period was approximately $20,000 and $41,000, respectively. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding fiscal years as of October 1, 2004 (in thousands):

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

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The Company also agreed to reimburse the Chairman for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.8 million, which is being amortized over the two-year restriction period expiring September 17, 2005. During the Fiscal 2005 Second Quarter and the Fiscal 2005 Year-to-Date Period, $0.1 million and $0.2 million, respectively, of this cost was amortized to expense. During the Fiscal 2004 Second Quarter and the Fiscal 2004 Year-to-Date Period, $0.1 million and $0.2 million, respectively, of this cost was amortized to expense. In the quarter ended December 31, 2003, the Company also reimbursed $0.8 million for the Chairman's one-time taxes related to the award. The reimbursement was charged to administrative expense.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest no later than January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The Company also agreed to reimburse him for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.6 million, which is being amortized over a three-year period based on the Company's expectation that the earlier vesting objectives will be met. During the Fiscal 2005 Second Quarter and the Fiscal 2005 Year-to-Date Period, $0.05 million and $0.1 million, respectively, of this cost was amortized to expense. During the Fiscal 2004 Second Quarter, $0.05 million of this cost was amortized to expense. The Company expects to amortize an additional $0.1 million of stock compensation cost related to this award during the remaining six months of the fiscal year ending September 30, 2005. In the quarter ended March 31, 2004, the Company also reimbursed $0.3 million for the Chief Executive Officer's one-time taxes related to the award. The reimbursement was charged to administrative expense.

Stock option exercises resulted in the issuance of 59,000 shares of Class A Common Stock for total proceeds of approximately $133,000 during the Fiscal 2005 Second Quarter and 61,000 shares of Class A Common Stock for total proceeds of approximately $139,000 during the Fiscal 2005 Year-to-Date Period.

Stock option exercises resulted in the issuance of 1,800 shares of Class A Common Stock for total proceeds of approximately $4,000 during the Fiscal 2004 Second Quarter and during the Fiscal 2004 Year-to-Date Period. There were no stock option exercises during the quarter ended December 31, 2004.

The Company issued 3,984 shares of Class A Common Stock during the Fiscal 2005 Year-to-Date Period and 7,903 shares of Class A Common Stock during the Fiscal 2004 Year-to-Date Period to the Company's 401(k) Plan and Trust representing the Company's match of employees' contributions.

In accordance with conversion rights authorized by the Company's Certificate of Incorporation, the holder of the Company's Class B Voting Common Stock converted 200,000 shares of Class B Voting Common Stock to Class A Non-Voting Common Stock in a series of transactions in the quarter ended March 31, 2005. The 200,000 shares of Class A Non-Voting Common Stock issued as a result of the conversion were sold in open market transactions at the time of the related conversions. The 200,000 shares of Class B Voting Common Stock converted are held as treasury shares. The Company also holds 9,033 shares of Class A Non-Voting Common Stock in treasury, the cost of which is included in the Condensed Consolidated Balance Sheets.

See Note J, "Recent Pronouncements: Share-Based Payment - SFAS No. 123 (revised
2004)."

NOTE J: RECENT PRONOUNCEMENTS: SHARE-BASED PAYMENT - SFAS NO. 123 (REVISED 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). The statement revises SFAS No. 123 and supercedes APB 25, under which the Company currently accounts for its share-based payments to its employees. SFAS No. 123R will be effective for the Company beginning October 1, 2005, and will require the Company to recognize as expense the grant-date fair value of share-based payments made to employees. Pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed elsewhere in this report. See "Risk Factors" on page 21 of this report.

Second Quarter Ended March 31, 2005 vs. Second Quarter Ended March 31, 2004

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended March 31, 2005 and 2004 ("Fiscal 2005 Second Quarter" and "Fiscal 2004 Second Quarter," respectively):

                                                                Three Months Ended        % or
                                                                  March 31, (a)          Point
                                                                 2005        2004      Change(b)
                                                               --------    --------    ----------
Net revenues:
      Sales                                                    $ 40,259    $ 38,374           4.9%
      Pawn service charges                                       14,682      14,488           1.3%
      Payday loan service charges                                 7,828       5,072          54.3%
      Other                                                         329         355          (7.3)%
                                                               --------    --------
             Total revenues                                      63,098      58,289           8.3%
      Cost of goods sold                                         23,901      22,517           6.1%
                                                               --------    --------
             Net revenues                                      $ 39,197    $ 35,772           9.6%
                                                               ========    ========

Other data:
      Gross margin                                                 40.6%       41.3%    (0.7) pts.
      Average annual inventory turnover                             3.2x        2.9x          0.3x
      Average inventory per pawn location at quarter end       $     96    $    105          (8.6)%
      Average pawn loan balance per pawn location at           $    143    $    150          (4.7)%
        quarter end
      Average yield on pawn loan portfolio                          144%        135%       9 pts.
      Pawn loan redemption rate                                      79%         79%            -
      Average payday loan balance per location offering
        payday loans at quarter end                            $   24.6    $   17.8          38.2%
      Payday loan net defaults                                      2.9%        4.3%   (1.4) pts.
Expenses and income as a percentage of net revenues (%):
      Operations                                                   61.2        60.9      0.3 pts.
      Bad debt and other payday loan direct expenses                3.8         3.6      0.2 pts.
      Administrative                                               14.8        17.8    (3.0) pts.
      Depreciation and amortization                                 5.3         5.2      0.1 pts.
      Interest expense, net                                         0.7         1.0    (0.3) pts.
      Income before income taxes                                   15.8        12.8      3.0 pts.
      Net income                                                   10.1         8.4      1.7 pts.
Stores in operation:
      Beginning of period                                           445         303
      New openings                                                   27          32
      Sold, combined or closed                                        -           -
                                                               --------    --------
      End of period                                                 472         335
                                                               ========    ========
Average number of stores during the period                          456         319
Composition of ending stores:
      EZPAWN locations                                              280         280
      Mono-line payday loan locations adjoining EZPAWNs             135          48
      Mono-line payday loan locations - free standing                57           7
                                                               --------    --------
      Total stores in operation                                     472         335
                                                               ========    ========
      EZPAWN locations offering payday loans                        121         205
      Total locations offering payday loans, including call         314         261
        center

a     In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Six Months Ended March 31, 2005 vs. Six Months Ended March 31, 2004

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six-month periods ended March 31, 2005 and 2004 ("Fiscal 2005 Year-to-Date Period" and "Fiscal 2004 Year-to-Date Period," respectively):

                                                                 Six Months Ended         % or
                                                                  March 31, (a)          Point
                                                                 2005        2004      Change(b)
                                                               --------    --------    ----------
Net revenues:
      Sales                                                    $ 76,583    $ 71,929           6.5%
      Pawn service charges                                       31,351      30,040           4.4%
      Payday loan service charges                                16,118       9,933          62.3%
      Other                                                         674         701          (3.9)%
                                                               --------    --------
             Total revenues                                     124,726     112,603          10.8%
      Cost of goods sold                                         45,814      41,790           9.6%
                                                               --------    --------
             Net revenues                                      $ 78,912    $ 70,813          11.4%
                                                               ========    ========
Other data:
      Gross margin                                                 40.2%       41.9%    (1.7) pts.
      Average annual inventory turnover                             3.0x        2.7x          0.3x
      Average inventory per pawn location at quarter end       $     96    $    105          (8.6)%
      Average pawn loan balance per pawn location at           $    143    $    150          (4.7)%
         quarter end
      Average yield on pawn loan portfolio                          143%        134%       9 pts.
      Pawn loan redemption rate                                      78%         77%         1pt.
      Average payday loan balance per location offering
        payday loans at quarter end                            $   24.6    $   17.8          38.2%
      Payday loan net defaults                                      2.9%        4.9%   (2.0) pts.
Expenses and income as a percentage of net revenues (%):
         Operations                                                59.2        60.1    (0.9) pts.
      Bad debt and other payday loan direct expenses                3.9         4.4    (0.5) pts.
      Administrative                                               14.8        17.3    (2.5) pts.
      Depreciation and amortization                                 5.0         5.3    (0.3) pts.
      Interest expense, net                                         0.8         1.2    (0.4) pts.
      Income before income taxes                                   17.7        12.9      4.8 pts.
      Net income                                                   11.3         8.5      2.8 pts.
Stores in operation:
      Beginning of period                                           405         284
      New openings                                                   67          51
      Sold, combined or closed                                        -           -
                                                               --------    --------
      End of period                                                 472         335
                                                               ========    ========
Average number of stores during the period                          439         306
Composition of ending stores:
      EZPAWN locations                                              280         280
      Mono-line payday loan locations adjoining EZPAWNs             135          48
      Mono-line payday loan locations - free standing                57           7
                                                               --------    --------
      Total stores in operation                                     472         335
                                                               ========    ========
      EZPAWN locations offering payday loans                        121         205
      Total locations offering payday loans, including call         314         261
         center

a     In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

OVERVIEW

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans secured by tangible personal property, commonly known as pawn loans, and short-term non-collateralized loans, often referred to as payday loans. The Company makes pawn loans in its 280 EZPAWN locations and offers payday loans in 121 of its EZPAWN locations, 192 EZMONEY Mono-line payday loan locations ("Mono-line stores"), and through its Austin, Texas based call center.

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

The Company earns payday loan service charge revenue on its payday loans. The Company markets and services payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank, in 254 locations and its call center. After origination of the loans, the Company may purchase a 90% participation in the loans made by County Bank and marketed by the Company. In 59 of its locations, the Company makes payday loans under state law. The average payday loan amount is approximately $380 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned is typically $18 for a 7 to 23-day period, but varies in certain locations. See "Risk Factors" for payday loans discussed on page 21 of this Form 10-Q.

In its 280 EZPAWN locations, the Company sells merchandise acquired primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customer merchandise. The realization of gross profit on sales of inventory depends primarily on the Company's assessment of the property's resale value. Improper assessment of the resale value of the collateral in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the property.

In the Fiscal 2005 Second Quarter, the Company saw an improvement in its gross profit from sales, as well as its pawn loan yields. Pawn loan yields improved primarily due to an increase in pawn loan redemptions and an increase in pawn service charge rates in its Colorado market. Also contributing to the quarter's earnings improvement was a reduction in administrative expenses. Although payday loan revenues increased significantly in the quarter, the contribution from payday loans was slightly lower than the Fiscal 2004 Second Quarter due to the drag of operating expenses at new stores. The Company's net income improved to $4.0 million in the Fiscal 2005 Second Quarter from $3.0 million in the Fiscal 2004 Second Quarter.

RESULTS OF OPERATIONS

Second Quarter Ended March 31, 2005 vs. Second Quarter Ended March 31, 2004

The following discussion compares the results of operations for the Fiscal 2005 Second Quarter to the Fiscal 2004 Second Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2005 Second Quarter pawn service charge revenue increased 1.3%, or $0.2 million from the Fiscal 2004 Second Quarter to $14.7 million. This increase was due to a nine percentage point improvement in loan yields to 144%, offset by lower average loan balances during the Fiscal 2005 Second Quarter. The increase in loan yields was due to the Company's efforts to improve loan redemption rates and an increase in pawn service charge rates in its twenty-four Colorado stores. The Company's average balance of pawn loans outstanding during the Fiscal 2005 Second Quarter was 4.5% lower and ending pawn loans outstanding were 4.7% lower than in the Fiscal 2004 Second Quarter. The Company believes the decrease in average pawn loan balance compared to the prior year period is due to tighter underwriting in its pawn lending operation and a lower level of demand for pawn loans.

In the Fiscal 2005 Second Quarter, 111.9% ($16.4 million) of recorded pawn service charge revenue was collected in cash offset by a $1.7 million decrease in accrued pawn service charges receivable. In the comparable Fiscal 2004 Second Quarter, 112.3% ($16.3 million) of recorded pawn service charge revenue was collected in cash offset by a $1.8 million decrease in accrued pawn service charges receivable. This pattern is consistent with the seasonal nature of the pawn lending business. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at March 31, 2005 in anticipation of lower loan redemptions following the income tax refund season.

Sales increased $1.9 million in the Fiscal 2005 Second Quarter compared to the Fiscal 2004 Second Quarter, to $40.3 million. The increase was due to a $1.8 million increase in jewelry scrapping sales and a $0.1 million increase in same store merchandise sales. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales during the quarters presented:

                                             Quarter Ended March 31,
                                             -----------------------
                                              2005             2004
                                             ------           ------
                                              Dollars in millions)
Merchandise sales                            $ 33.3           $ 33.2
Jewelry scrapping sales                         7.0              5.2
                                             ------           ------
Total sales                                    40.3             38.4

Gross profit on merchandise sales            $ 14.3           $ 14.3
Gross profit on jewelry scrapping sales         2.0              1.5

Gross margin on merchandise sales              43.0%            43.2%
Gross margin on jewelry scrapping sales        29.1%            29.4%
Overall gross margin                           40.6%            41.3%

The Fiscal 2005 Second Quarter overall gross margin on sales decreased 0.7 of a percentage point from the Fiscal 2004 Second Quarter to 40.6%. This resulted primarily from an increase in the portion of total sales comprised of jewelry scrapping sales, which realize a lower margin than merchandise sales. Margins on merchandise sales also decreased 0.2 of a percentage point due to less effective liquidation of aged general merchandise in the Fiscal 2005 Second Quarter, and the resulting increase in the inventory valuation reserve. During the Fiscal 2005 Second Quarter, the inventory valuation allowance was increased $0.1 million. In the comparable Fiscal 2004 Second Quarter, the inventory valuation allowance was reduced $0.2 million as a result of improved liquidation of aged merchandise in that quarter. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins.

Over a two-day period in the quarter ended December 31, 2004, the Company experienced performance issues with its store computer system, creating a risk that some transactions during this period were not recorded. Based on analysis of transaction activity before, during and after the system issue, the Company increased its inventory valuation allowance at December 31, 2004 by $0.3 million in anticipation of higher shrinkage levels in future periods. The additional valuation allowance was reversed in the Fiscal 2005 Second Quarter as inventory audits were performed in the Company's stores, and actual inventory shrinkage was recorded. The cause of the system issue has been identified and repaired and system performance has returned to expected levels. Inventory shrinkage in the Fiscal 2005 Second Quarter was unchanged from the Fiscal 2004 Second Quarter at 1.5% of merchandise sales.

Payday loan data are as follows:

                                                                           Quarter Ended March 31,
                                                                           -----------------------
                                                                            2005            2004
                                                                           -------         -------
                                                                           (Dollars in thousands)
Service charge revenue                                                     $ 7,828         $ 5,072
Bad debt:
        Net defaults on loans                                               (1,209)         (1,203)
        Change in valuation allowance                                          (15)             82
        NSF fees collected and other related costs                              48              22
                                                                           -------         -------
               Net bad debt                                                 (1,176)         (1,099)
Other direct transaction expenses                                             (319)           (187)
Incremental expenses at Mono-line stores                                    (2,819)           (523)
Incremental depreciation and amortization at Mono-line stores                 (140)            (24)
Collection and call center costs (included in administrative expense)         (393)           (194)
                                                                           -------         -------
Contribution to operating income                                           $ 2,981         $ 3,045
                                                                           =======         =======

Average payday loan balance outstanding during quarter                     $ 7,819         $ 5,033
Payday loan balance at end of quarter                                      $ 7,711         $ 4,643
Average loan balance per participating location at end of quarter          $  24.6         $  17.8
Participating locations at end of quarter, including call center               314             261
     (whole numbers)
Net default rate (defaults net of collections, measured as a percent of
     loans made)                                                               2.9%            4.3%

The Contribution to operating income presented above includes the effect of incremental operating expenses at Mono-line stores. Shared costs at Mono-li stores adjoining EZPAWN locations have been excluded from these figures, as they did not increase with the build-out of those adjoined stores.

Payday loan service charge revenue increased from the Fiscal 2004 Second Quarter primarily due to higher average loan balances at existing stores and the addition of new Mono-line stores. In the Fiscal 2005 Second Quarter, 102.4% ($8.0 million) of recorded payday loan service charge revenue was collected in cash offset by a $0.2 million decrease in accrued payday loan service charges receivable, as is seasonally expected. In the comparable Fiscal 2004 Second Quarter, 104.1% ($5.3 million) of recorded payday loan service charge revenue was collected in cash offset by a $0.2 million decrease in accrued payday loan service charges receivable.

Although payday loan service charge revenue increased $2.8 million (54.3%), payday loan bad debt increased only $0.1 million in the Fiscal 2005 Second Quarter compared to the Fiscal 2004 Second Quarter, resulting in net defaults of 2.9% of loans made, compared to 4.3% in the Fiscal 2004 Second Quarter.

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At March 31, 2005, the valuation allowance was $0.5 million, or 4.9% of the payday loan principal and fees receivable, compared to $0.3 million, or 4.7% of payday loan principal and fees receivable at March 31, 2004.

The Company's incremental expenses at Mono-line stores increased to $2.8 million in the Fiscal 2005 Second Quarter from $0.5 million in the comparable Fiscal 2004 Second Quarter. The increase relates primarily to expenses at the 137 new Mono-line stores constructed in the last twelve months. The Company expects the contribution from these stores to improve as the stores mature and build their loan portfolios.

Operations expense increased to $24.0 million in the Fiscal 2005 Second Quarter from $21.8 million in the Fiscal 2004 Second Quarter, representing a 0.3 percentage point increase when measured as a percentage of net revenue. Of the total $2.2 million increase, $2.3 million related to Mono-line stores. Offsetting this was a $0.1 million decrease in same store operating expenses. Also included in operations expense in the Fiscal 2005 Second Quarter is a $0.3 million charge for prior period rent related to a revised interpretation of the accounting rules for operating leases and the inclusion of optional renewal periods in the Company's calculation of rent expense.

Administrative expenses in the Fiscal 2005 Second Quarter were $5.8 million compared to $6.4 million in the Fiscal 2004 Second Quarter, a decrease of three percentage points when measured as a percent of net revenue. Of the total decrease, $0.7 million relates to a valuation allowance placed on a note receivable from the Company's former Chief Executive Officer in the Fiscal 2004 Second Quarter, with no corresponding amount in the Fiscal 2005 Second Quarter. Also contributing to the decrease is a $0.4 million reduction in stock compensation related to restricted stock granted to the Company's Chief Executive in the Fiscal 2004 Second Quarter with no corresponding grant in the current quarter. Somewhat offsetting these savings were additional administrative labor ($0.4 million), payday loan collection and call center costs ($0.2 million), and professional fees ($0.2 million) during the Fiscal 2005 Second Quarter.

Depreciation and amortization expense was $2.1 million in the Fiscal 2005 Second Quarter compared to $1.9 million in the comparable prior year period. The increase related primarily to a $0.1 million charge for depreciation of leasehold improvements related to a revised interpretation of the accounting rules for renewal options in operating leases.

In the Fiscal 2005 Second Quarter, interest expense decreased to $0.3 million from $0.4 million in the Fiscal 2004 Second Quarter. The improvement resulted from lower average debt balances and lower effective interest rates. At March 31, 2005, the Company's total debt was $6.8 million compared to $15.0 million at March 31, 2004. Decreases in the debt balance were funded by cash flow from operations and lending activity included in investing activities.

The Fiscal 2005 Second Quarter income tax expense was $2.2 million (36.0% of pretax income) compared to $1.6 million (34.5% of pretax income) for the Fiscal 2004 Second Quarter. The increase in effective tax rate between these periods is due to an increase in state taxes and an increase in the Company's federal tax rate due to the higher level of taxable income expected in the year ending September 30, 2005.

Operating income for the Fiscal 2005 Second Quarter increased $1.4 million from the Fiscal 2004 Second Quarter to $5.8 million, primarily due to the $0.5 million increase in gross profit from sales, the $0.6 million decrease in administrative expense, and the $0.2 million increase in pawn service charges. After a $0.6 million increase in income taxes related to the increased earnings and other smaller items, net income improved to $4.0 million in the Fiscal 2005 Second Quarter from $3.0 million in the Fiscal 2004 Second Quarter.

Six Months Ended March 31, 2005 vs. Six Months Ended March 31, 2004

The following discussion compares the results of operations for the Fiscal 2005 Year-to-Date Period to the Fiscal 2004 Year-to-Date Period. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2005 Year-to-Date Period pawn service charge revenue increased 4.4%, or $1.3 million from the Fiscal 2004 Year-to-Date Period to $31.4 million. This increase was due to a nine percentage point improvement in loan yields to 143%, offset by lower average loan balances during the Fiscal 2005 Year-to-Date Period. The increase in loan yields was due to the Company's efforts to improve loan redemption rates and an increase in pawn service charge rates in its twenty-four Colorado stores. The Company's average balance of pawn loans outstanding during the Fiscal 2005 Year-to-Date Period was 2.2% lower and ending pawn loans outstanding were 4.7% lower than in the Fiscal 2004 Year-to-Date Period. The Company believes the decrease in the pawn loan balance compared to the prior year period is due to tighter underwriting in its pawn lending operation and a lower level of demand for pawn loans.

In the Fiscal 2005 Year-to-Date Period, 103.1% ($32.3 million) of recorded pawn service charge revenue was collected in cash offset by a $1.0 million decrease in accrued pawn service charges receivable. In the Fiscal 2004 Year-to-Date Period, 103.9% ($31.2 million) of recorded pawn service charge revenue was collected in cash offset by a $1.2 million decrease in accrued pawn service charges receivable. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at March 31, 2005 in anticipation of lower loan redemptions following the income tax refund season.

Sales increased $4.7 million in the Fiscal 2005 Year-to-Date Period compared to the Fiscal 2004 Year-to-Date Period, to $76.6 million. The increase was due to a $3.6 million (46.8%) increase in jewelry scrapping sales and a $1.1 million (1.7%) increase in same store merchandise sales. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales during the periods presented:

                                             Six Months Ended March 31,
                                             --------------------------
                                              2005                2004
                                             ------              ------
                                               (Dollars in millions)
Merchandise sales                            $ 65.3              $ 64.2
Jewelry scrapping sales                        11.3                 7.7
                                             ------              ------
Total sales                                    76.6                71.9

Gross profit on merchandise sales            $ 27.6              $ 27.8
Gross profit on jewelry scrapping sales         3.2                 2.3

Gross margin on merchandise sales              42.2%               43.3%
Gross margin on jewelry scrapping sales        28.4%               30.3%
Overall gross margin                           40.2%               41.9%

The Fiscal 2005 Year-to-Date Period overall gross margin on sales decreased 1.7 percentage points from the Fiscal 2004 Year-to-Date Period to 40.2%. Margins on merchandise sales decreased 1.1 percentage points due to less effective liquidation of aged general merchandise in the Fiscal 2005 Year-to-Date Period. During the Fiscal 2005 Year-to-Date Period, the inventory valuation allowance was increased $0.5 million.

In the comparable Fiscal 2004 Year-to-Date Period, the inventory valuation allowance was reduced $0.8 million as a result of improved liquidation of aged merchandise in that quarter. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage was unchanged from the Fiscal 2004 Year-to-Date Period at 1.6% of merchandise sales.

Also contributing to the decrease in overall margins was an increase in the portion of total sales comprised of jewelry scrapping sales, which realize a lower margin than merchandise sales.

Payday loan data are as follows:

                                                                                Six Months Ended March 31,
                                                                                --------------------------
                                                                                   2005             2004
                                                                                ----------         -------
                                                                                  (Dollars in thousands)
Service charge revenue                                                          $   16,118         $ 9,933
Bad debt:
    Net defaults on loans, excluding sale of older bad debt                         (3,447)         (2,724)
    Change in valuation allowance                                                       93              (2)
    Sale of older bad debt                                                             905               -
    NSF fees collected and other related costs                                          87              69
                                                                                ----------         -------
           Net bad debt                                                             (2,362)         (2,657)
Other direct transaction expenses                                                     (742)           (468)
Incremental expenses at Mono-line stores                                            (5,140)           (674)
Incremental depreciation and amortization at Mono-line stores                         (243)            (31)
Collection and call center costs (included in administrative expense)                 (732)           (377)
                                                                                ----------         -------
Contribution to operating income                                                $    6,899         $ 5,726
                                                                                ==========         =======

Average payday loan balance outstanding during quarter                          $    7,555         $ 4,607
Payday loan balance at end of quarter                                           $    7,711         $ 4,643
Average loan balance per participating location at end of quarter               $     24.6         $  17.8
Participating locations at end of quarter, including call center                       314             261
     (whole numbers)
Net default rate (defaults net of collections, measured as a percent of
     loans made)                                                                       2.9%            4.9%
Net default rate, excluding sale of older bad debt                                     3.9%            4.9%

The Contribution to operating income presented above includes the effect of incremental operating expenses at Mono-line stores. Shared costs at Mono-line stores adjoining EZPAWN locations have been excluded from these figures, as they did not increase with the build-out of those adjoined stores.

Payday loan service charge revenue increased from the Fiscal 2004 Year-to-Date Period primarily due to higher average loan balances at existing stores and the addition of new Mono-line stores. In the Fiscal 2005 Year-to-Date Period, 99.4% ($16.0 million) of recorded payday loan service charge revenue was collected in cash, and 0.6% ($0.1 million) resulted from an increase in accrued payday loan service charges receivable. In the comparable Fiscal 2004 Year-to-Date Period, 98.1% ($9.7 million) of recorded payday loan service charge revenue was collected in cash, and 1.9% ($0.2 million) was due to an increase in accrued payday loan service charges receivable.

Payday loan bad debt decreased $0.3 million in the Fiscal 2005 Year-to-Date Period compared to the Fiscal 2004 Year-to-Date Period, resulting in net defaults of 2.9% of loans made. In December 2004, the Company sold its older payday loan bad debt to an outside agency for net proceeds of approximately $0.9 million, which is reflected in the net bad debt in the Fiscal 2005 Year-to-Date Period. Excluding this sale of older bad debt, the Company's payday loan net defaults improved to 3.9% for the Fiscal 2005 Year-to-Date Period, compared to 4.9% in the Fiscal 2004 Year-to-Date Period.

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At March 31, 2005, the valuation allowance was $0.5 million, or 4.9% of the payday loan principal and fees receivable, compared to $0.3 million, or 4.7% of payday loan principal and fees receivable at March 31, 2004.

The Company's incremental expenses at Mono-line stores increased to $5.1 million in the Fiscal 2005 Year-to-Date Period from $0.7 million in the comparable Fiscal 2004 Year-to-Date Period. The increase relates primarily to expenses at the 137 new Mono-line stores constructed in the last twelve months. The Company expects the contribution from these stores to improve as the stores mature and build their loan portfolios.

Operations expense increased to $46.7 million in the Fiscal 2005 Year-to-Date Period from $42.6 million in the Fiscal 2004 Year-to-Date Period, representing a
0.9 percentage point decrease when measured as a percentage of net revenue. Of the total $4.1 million increase, $4.4 million related to Mono-line stores. Offsetting this was a $0.3 million decrease in same store operating expenses. Also included in operations expense in the Fiscal 2005 Year-to-Date Period is a $0.3 million charge for prior period rent related to a revised interpretation of the accounting rules for operating leases and the inclusion of optional renewal periods in the Company's calculation of rent expense.

Administrative expenses in the Fiscal 2005 Year-to-Date Period were $11.7 million compared to $12.2 million in the Fiscal 2004 Year-to-Date Period, a 2.5 percentage point decrease when measured as a percent of net revenue. Of the total decrease, $0.7 million relates to a valuation allowance placed on a note receivable from the Company's former Chief Executive Officer in the Fiscal 2004 Year-to-Date Period, with no corresponding amount in the Fiscal 2005 Second Quarter. Also contributing to the decrease is a $1.1 million reduction in stock compensation related to restricted stock granted to the Company's Chief Executive and Chairman in the Fiscal 2004 Year-to-Date Period with no corresponding grants in the current year. Offsetting these savings were additional administrative labor ($0.7 million), payday loan collection and call center costs ($0.4 million), and professional fees ($0.3 million) during the Fiscal 2005 Year-to-Date Period.

Depreciation and amortization expense was $4.0 million in the Fiscal 2005 Year-to-Date Period compared to $3.8 million in the Fiscal 2004 Year-to-Date Period. The increase related primarily to a $0.1 million charge for depreciation of leasehold improvements related to a revised interpretation of the accounting rules for renewal options in operating leases.

In the Fiscal 2005 Year-to-Date Period, interest expense decreased to $0.6 million from $0.8 million in the Fiscal 2004 Year-to-Date Period. The improvement resulted from lower average debt balances and lower effective interest rates. At March 31, 2005, the Company's total debt was $6.8 million compared to $15.0 million at March 31, 2004. Decreases in the debt balance were funded by cash flow from operations and lending activity included in investing activities.

The Fiscal 2005 Year-to-Date Period income tax expense was $5.0 million (36.0% of pretax income) compared to $3.2 million (34.5% of pretax income) for the Fiscal 2004 Year-to-Date Period. The increase in effective tax rate between these periods is due to an increase in state taxes and an increase in the Company's federal tax rate due to the higher level of taxable income expected in the year ending September 30, 2005.

Operating income for the Fiscal 2005 Year-to-Date Period increased $4.4 million from the Fiscal 2004 Year-to-Date Period to $13.5 million, primarily due to the $1.3 million increase in pawn service charge revenue, the $1.2 million greater contribution from payday loans, the $0.6 million increase in sales gross profits, and smaller decreases in operations and administrative expenses. After a $1.9 million increase in income taxes related primarily to the Company's increased earnings, net income improved to $8.9 million in the Fiscal 2005 Year-to-Date Period from $6.0 million in the Fiscal 2004 Year-to-Date Period.

LIQUIDITY AND CAPITAL RESOURCES

In the Fiscal 2005 Year-to-Date Period, the Company's $11.3 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $14.5 million, offset by (ii) $3.2 million of changes in operating assets and liabilities, primarily accounts payable, accrued expenses, federal income taxes, prepaid expenses, and other current and non-current assets. In the Fiscal 2004 Year-to-Date Period, the Company's $14.2 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $12.6 million, and (ii) $1.6 million of changes in operating assets and liabilities, primarily federal income taxes and service charges receivable offset by an increase in prepaid expenses and other current and non-current assets.

The Company's investing activities provided $5.6 million of cash during the Fiscal 2005 Year-to-Date Period, consisting primarily of the $12.2 million excess of pawn loan repayments and principal recovery through the sale of forfeited collateral over pawn loans made. Partially offsetting this was $4.2 million invested in property and equipment and $2.9 million invested in payday loans net of repayments. Cash flows from operations, investing activities, and cash on hand funded the $18.2 million debt reduction during the Fiscal 2005 Year-to-Date Period.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:

                                                              Payments due by Period
                                          --------------------------------------------------------------
                                                       Less than 1                           More than 5
                                                       -----------                           -----------
       Contractual Obligations              Total         year       1-3 years   3-5 years      years
                                          ----------   -----------   ---------   ---------   -----------
                                                                   (In thousands)
Long-term debt obligations                $    6,825   $         -   $   6,825   $       -   $         -
Interest on long-term debt obligations         1,096           438         658           -             -
Capital lease obligations                          -             -           -           -             -
Operating lease obligations                  104,032        14,791      27,831      20,022        41,388
Purchase obligations                               -             -           -           -             -
Other long-term liabilities                        -             -           -           -             -
                                          ----------   -----------   ---------   ---------   -----------
Total                                     $  111,953   $    15,229   $  35,314   $  20,022   $    41,388
                                          ==========   ===========   =========   =========   ===========

In the remaining six months of the fiscal year ending September 30, 2005, the Company also plans to open an additional 50 to 75 Mono-line payday loan stores for an expected aggregate capital expenditure of approximately $2.0 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will increase future earnings, it expects they will have a negative effect on earnings and cash flow in their first year of operation.

The Company's $40.0 million credit agreement matures April 1, 2007. Under the terms of the amended agreement, the Company had the ability to borrow an additional $33.2 million at March 31, 2005. Advances are secured by the Company's assets. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The amount of long-term debt obligations included in the table above is the balance outstanding on the Company's revolving credit agreement at March 31, 2005. The outstanding balance fluctuates based on cash needs and the interest rate varies in response to the Company's leverage ratio. For purposes of this table, the Company assumed the current outstanding balance and interest rate would be applicable through the maturity date of the credit agreement.

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

RISK FACTORS

Important risk factors that could cause results or events to differ from current expectations are described in the Company's Annual Report on Form 10-K for the year ended September 30, 2004, and are supplemented by the additional factors listed below. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development, results, or financial position of the business.

- RECENT CHANGES IN FDIC GUIDANCE FOR PAYDAY LOANS COULD RESULT IN A SIGNIFICANT DECREASE IN REVENUES AND EARNINGS. On March 1, 2005, the Federal Deposit Insurance Corporation ("FDIC") issued revised payday lending guidance to FDIC insured institutions that offer payday loans, including County Bank. The revised guidance targets the frequency of borrower usage of payday loans offered by FDIC insured institutions and will limit the period a customer may have payday loans outstanding from any FDIC insured lender to 90 days during the previous twelve-month period. Based on an average term of approximately 17 days, this effectively caps the number of payday loans that may be made by County Bank to any customer to five during any 12-month period. All payday loans made by any FDIC insured lender would count against such limit. Approximately 92% of the Company's payday loan balance at March 31, 2005 was purchased from County Bank. Based on only loans made at the Company's stores and call center over the last twelve months, it recently determined that approximately 53% of the Company's payday loans would have been impacted had the revised FDIC guidance been in place for the past year. The revised guidance also suggests that lending banks may offer alternative longer-term products. We are currently developing strategies to mitigate the effects of this guidance change on our business, including working with County Bank to develop alternative products, but this process is not yet complete. The Company also believes a portion of impacted customers would utilize the Company's pawn loans as an alternate source of funds, but the amount of additional pawn loan activity cannot be reasonably estimated. It is, therefore, too early to measure the effect, financial or otherwise, the revised guidance will have on our results or on County Bank's payday loans offered through our locations. Moreover, there can be no assurance that the FDIC will accept any of the revised procedures or alternative products County Bank has proposed or may propose. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

- IN AN ORDER TO CEASE AND DESIST DATED MARCH 11, 2005 ISSUED TO COUNTY BANK BY THE FDIC (THE "ORDER"), THE FDIC DIRECTED COUNTY BANK TO AMEND CERTAIN OF ITS PAYDAY LENDING ADMINISTRATIVE PRACTICES, WHICH IF NOT FOLLOWED COULD LIMIT OR ELIMINATE COUNTY BANK'S ABILITY TO MAKE PAYDAY LOANS AND OUR ABILITY TO PARTICIPATE IN LOANS MADE BY COUNTY BANK, RESULTING IN A SIGNIFICANT DECREASE IN OUR REVENUES AND EARNINGS. The Order requires that County Bank enhance certain aspects of the administration of its payday loan business. County Bank consented to the issuance of the Order without admitting to or denying the alleged charges. The FDIC has provided specific timetables ranging from 15 to 90 days from the date of the Order for County Bank to comply with the directives in the Order. County Bank has informed the Company that it expects to meet the requirements of the Order. While the Company does not expect that actions taken by County Bank to comply with the Order will have a significant impact on the Company's payday loan operations, the ultimate effect of any such actions cannot be determined at the current time. If County Bank is determined not to have complied with the terms of the Order, the FDIC may limit or eliminate the bank's ability to make payday loans. As our participation interest in loans made by County Bank comprises approximately 92% of our total payday loan balance at March 31, 2005, such action by the FDIC could have a material adverse effect on our revenues, earnings, financial position, and ability to participate in payday loans.

- THE COMPANY FACES OTHER RISKS DISCUSSED UNDER QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK IN ITEM 3 OF THIS FORM 10-Q AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2004.

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

The Company's earnings and financial position may be affected by changes in gold prices and the resulting impact on pawn lending and jewelry sales. The proceeds of jewelry scrapping sales and the Company's ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold prices. The impact on the Company's financial position and results of operations of a hypothetical change in gold prices cannot be reasonably estimated.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more during the remaining six months of the fiscal year ending September 30, 2005 than they did in the comparable period of 2004, the Company's interest expense during those six months would increase by approximately $17,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at March 31, 2005.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended December 31, 2004 (included in the Company's March 31, 2005 results on a three-month lag as described above) was approximately a $473,000 increase to stockholders' equity. On March 31, 2005, the U.K. pound closed at 1.00 to 1.8790 U.S. dollars, a weakening from 1.9266 at December 31, 2004. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report and under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of March 31, 2005 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit                                                                      Incorporated by
Number                              Description                               Reference to
-------     ------------------------------------------------------------     ---------------
  31.1      Certification of Chief Executive Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002

  31.2      Certification of Chief Financial Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002

  32.1      Certification of Chief Executive Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

  32.2      Certification of Chief Financial Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Filing       Date          Item Reported                   Information Reported
-------     -------     -------------------     -------------------------------------------
  8-K       4/20/05     Item 2.02 - Results     Quarterly earnings announcement and related
                         of Operations and      press release.
                        Financial Condition

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      EZCORP, INC.
                                                      ------------
                                                      (Registrant)

Date: May 9, 2005                                By: /s/ DAN N. TONISSEN
                                                 -------------------------
                                                        (Signature)

                                                 Dan N. Tonissen
                                                 Senior Vice President,
                                                 Chief Financial Officer &
                                                 Director

                                  EXHIBIT INDEX

Exhibit                                                  Incorporated by
Number                     Description                    Reference to       Page
-------     ----------------------------------------     ---------------     ----
  31.1      Certification of Chief Executive Officer                          28
            Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  31.2      Certification of Chief Financial Officer                          29
            Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  32.1      Certification of Chief Executive Officer                          30
            Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

  32.2      Certification of Chief Financial Officer                          31
            Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002