Form 10-Q
period 2005-06-30
EZCORP INC
filed 2005-08-03
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of June 30, 2005, 11,456,410 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 990,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of June 30, 2005, June 30, 2004 and September
             30, 2004 ..................................................................................    1

             Condensed Consolidated Statements of Operations for the Three Months and Nine Months
             Ended June 30, 2005 and 2004 ..............................................................    2

             Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2005
             and 2004 ..................................................................................    3

             Notes to Interim Condensed Consolidated Financial Statements ..............................    4

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...................................................................................   11

          Item 3. Quantitative and Qualitative Disclosures about Market Risk ...........................   22

          Item 4. Controls and Procedures ..............................................................   22

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ...................................................................   24

          Item 4.  Submission of Matters to a Vote of Security Holders .................................   24

          Item 6.  Exhibits and Reports on Form 8-K ....................................................   24

SIGNATURE ..............................................................................................   25

EXHIBIT INDEX ..........................................................................................   26

CERTIFICATIONS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                        June 30,   June 30,  September 30,
                                                                          2005       2004       2004
                                                                        --------   --------  -------------
                                                                                 (In thousands)
                                                                            (Unaudited)
Assets:
     Current assets:
         Cash and cash equivalents                                      $  1,972   $  1,692    $  2,506
         Pawn loans                                                       50,888     51,101      49,078
         Payday loans, net                                                11,089      6,720       7,292
         Pawn service charges receivable, net                              9,020      8,557       8,679
         Payday loan service charges receivable, net                       2,244      1,336       1,474
         Inventory, net                                                   28,956     30,997      30,636
         Deferred tax asset                                                9,711      8,163       9,711
         Federal income taxes receivable                                       -        253           -
         Note receivable from related party                                1,500          -           -
         Prepaid expenses and other assets                                 3,197      2,287       2,321
                                                                        --------   --------    --------
               Total current assets                                      118,577    111,106     111,697

     Investment in unconsolidated affiliate                               17,110     15,734      16,101
     Property and equipment, net                                          26,147     25,222      25,846
     Note receivable from related party                                        -      1,500       1,500
     Deferred tax asset, non-current                                       4,946      4,391       4,946
     Other assets, net                                                     4,205      4,102       4,232
                                                                        --------   --------    --------
     Total assets                                                       $170,985   $162,055    $164,322
                                                                        ========   ========    ========
Liabilities and stockholders' equity:
     Current liabilities:
         Accounts payable and other accrued expenses                    $ 13,651   $ 11,465    $ 14,947
         Customer layaway deposits                                         1,559      1,554       1,645
         Federal income taxes payable                                      1,452          -       2,043
                                                                        --------   --------    --------
               Total current liabilities                                  16,662     13,019      18,635

     Long-term debt                                                       21,900     31,200      25,000
     Deferred gains and other long-term liabilities                        3,687      4,048       3,958
                                                                        --------   --------    --------
          Total long-term liabilities                                     25,587     35,248      28,958
     Commitments and contingencies                                             -          -           -
     Stockholders' equity:
         Preferred Stock, par value $.01 per share; Authorized
            5,000,000 shares; none issued and outstanding                      -          -           -
         Class A Non-voting Common Stock, par value $.01 per
           share;
            Authorized 40,000,000 shares; 11,465,443 issued and
            11,456,410 outstanding at June 30, 2005; 11,180,201 issued and 11,171,168 outstanding at June 30, 2004; 11,181,401
            issued and 11,172,368 outstanding at September 30, 2004          115        112         112
         Class B Voting Common Stock, convertible, par value $.01
            per share; Authorized 1,198,990 shares; Issued
            1,190,057;  Outstanding 990,057 at June 30, 2005 and
            1,190,057 at June 30, 2004 and September 30, 2004                 10         12          12
         Additional paid-in capital                                      116,932    116,680     116,683
         Retained earnings (deficit)                                      11,009     (2,911)        (38)
         Deferred compensation expense                                      (391)      (978)       (832)
                                                                        --------   --------    --------
                                                                         127,675    112,915     115,937
         Treasury stock - Class A, at cost                                   (35)       (35)        (35)
         Accumulated other comprehensive income                            1,096        908         827
                                                                        --------   --------    --------
               Total stockholders' equity                                128,736    113,788     116,729
                                                                        --------   --------    --------
     Total liabilities and stockholders' equity                         $170,985   $162,055    $164,322
                                                                        ========   ========    ========

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                        Three Months Ended          Nine Months Ended
                                                             June 30,                   June 30,
                                                        ------------------          -----------------
                                                         2005         2004           2005        2004
                                                       --------     --------       --------    --------
                                                           (In thousands, except per share amounts)
Revenues:
       Sales                                           $ 30,994     $ 30,782       $107,577    $102,711
       Pawn service charges                              14,722       13,835         46,073      43,875
       Payday loan service charges                       10,231        6,191         26,349      16,124
       Other                                                303          333            977       1,034
                                                       --------     --------       --------    --------
                  Total revenues                         56,250       51,141        180,976     163,744
Cost of goods sold                                       18,421       19,340         64,235      61,130
                                                       --------     --------       --------    --------
                  Net revenues                           37,829       31,801        116,741     102,614
Operating expenses:
       Operations                                        23,693       21,830         70,384      64,382
       Bad debt and other payday loan direct expenses     3,413        2,832          6,517       5,957
       Administrative                                     5,506        4,614         17,169      16,854
       Depreciation                                       2,041        1,840          5,965       5,579
       Amortization                                          17           18             51          59
                                                       --------     --------       --------    --------
                  Total operating expenses               34,670       31,134        100,086      92,831
                                                       --------     --------       --------    --------
Operating income                                          3,159          667         16,655       9,783

Interest expense, net                                       302          332            916       1,153
Loss on sale/disposal of assets                              36            -             79           -
Equity in net income of unconsolidated affiliate           (505)        (430)        (1,601)     (1,291)
                                                       --------     --------       --------    --------

Income before income taxes                                3,326          765         17,261       9,921
Income tax expense                                        1,197          512          6,214       3,671
                                                       --------     --------       --------    --------
Net income                                             $  2,129     $    253       $ 11,047    $  6,250
                                                       ========     ========       ========    ========

Income per common share:
   Basic                                               $  0.17      $  0.02        $   0.89    $   0.51
                                                       ========     ========       ========    ========
   Assuming dilution                                   $  0.16      $  0.02        $   0.82    $   0.48
                                                       ========     ========       ========    ========

Weighted average shares outstanding:
       Basic                                             12,443       12,275         12,403      12,221
       Assuming dilution                                 13,434       13,221         13,507      13,138

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                Nine Months Ended
                                                                                    June 30,
                                                                                -----------------
                                                                                2005          2004
                                                                              ---------    ---------
                                                                                  (In thousands)
Operating Activities:
      Net income                                                              $  11,047    $   6,250
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                           6,016        5,638
          Payday loan loss provision                                              5,635        5,216
          Impairment of receivable                                                    -          729
          Net loss on sale or disposal of assets                                     79            -
          Deferred compensation expense                                             441          392
          Income from investment in unconsolidated affiliate                     (1,601)      (1,291)
      Changes in operating assets and liabilities:
          Service charges receivable, net                                        (1,111)        (168)
          Inventory                                                                 208         (141)
          Prepaid expenses, other current assets, and other assets, net            (900)        (364)
          Accounts payable and accrued expenses                                  (1,230)         432
          Customer layaway deposits                                                 (86)        (238)
          Deferred gains and other long-term liabilities                           (271)        (271)
          Federal income taxes                                                     (591)          75
                                                                              ---------    ---------
                Net cash provided by operating activities                        17,636       16,259

Investing Activities:
       Pawn loans made                                                         (123,870)    (126,365)
       Pawn loans repaid                                                         69,892       69,809
       Recovery of pawn loan principal through sale of forfeited collateral      53,640       52,309
       Payday loans made                                                        (51,642)     (36,357)
       Payday loans repaid                                                       42,210       28,051
       Additions to property and equipment                                       (6,339)      (5,431)
       Dividends from unconsolidated affiliate                                      861          681
                                                                              ---------    ---------
                Net cash used in investing activities                           (15,248)     (17,303)

Financing Activities:
       Proceeds from exercise of stock options                                      178          446
       Debt issuance costs                                                            -         (406)
       Net proceeds from (payments on) bank borrowings                           (3,100)         200
                                                                              ---------    ---------
                Net cash provided by (used in) financing activities              (2,922)         240
                                                                              ---------    ---------

Change in cash and cash equivalents                                                (534)        (804)

Cash and cash equivalents at beginning of period                                  2,506        2,496
                                                                              ---------    ---------
Cash and cash equivalents at end of period                                    $   1,972    $   1,692
                                                                              =========    =========
Non-cash Investing and Financing Activities:
       Pawn loans forfeited and transferred to inventory                      $  52,168    $  53,410
       Foreign currency translation adjustment                                $     269    $     423
       Issuance of common stock to 401(k) plan                                $      72    $      70

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

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

The Company's business is subject to seasonal variations, and operating results for the three-month and nine-month periods ended June 30, 2005 are not necessarily indicative of the results of operations for the full fiscal year.

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

BAD DEBT AND OTHER PAYDAY LOAN DIRECT EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in bad debt and other payday loan direct expenses, were $2.9 million and $5.5 million, representing 5.2% and 3.8% of loans made in the three-month and nine-month periods ended June 30, 2005 (the "Fiscal 2005 Third Quarter" and the "Fiscal 2005 Year-to-Date Period," respectively.) Excluding the benefit of a $0.9 million sale of older bad debt, net defaults for the nine-month period ended June 30, 2005 were $6.4 million, or 4.4% of loans made during the nine-month period. In the comparable 2004 periods (the "Fiscal 2004 Third Quarter" and the "Fiscal 2004 Year-to-Date Period"), payday loan net defaults were $2.3 million and $5.0 million, representing 6.6% and 5.6%, respectively, of loans made.

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

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on recent shrinkage levels, the type and age of merchandise, and recent sales trends and margins. At June 30, 2005, June 30, 2004, and September 30, 2004, the valuation allowance deducted from the carrying value of inventory was

$1.9 million, $1.7 million, and $1.5 million (6.0%, 5.1%, and 4.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses tangible long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in the Fiscal 2005 or 2004 Year-to-Date Periods.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination were made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. As of June 30, 2005, June 30, 2004 and September 30, 2004, the Company did not have a valuation allowance on its deferred tax assets.

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

The following table presents the pro forma effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

                                                           Three Months Ended       Nine Months Ended
                                                                June 30,                 June 30,
                                                           ------------------       -----------------
                                                           2005         2004        2005          2004
                                                         ---------    ---------   ---------     ---------
                                                            (In thousands, except per share amounts)
Net income, as reported                                  $   2,129    $     253   $  11,047     $   6,250
Add: stock-based employee compensation expense
     included in reported net income, net of
     related tax effects                                        95           95         286           255
Deduct:  total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects        (260)        (223)       (778)         (644)
                                                         ---------    ---------   ---------     ---------
Pro forma net income                                     $   1,964    $     125   $  10,555     $   5,861
                                                         =========    =========   =========     =========
Earnings per share - basic:

     As reported                                         $    0.17    $    0.02   $    0.89     $    0.51
     Pro forma                                           $    0.16    $    0.01   $    0.85     $    0.48

Earnings per share - assuming dilution:
     As reported                                         $    0.16    $    0.02   $    0.82     $    0.48
     Pro forma                                           $    0.15    $    0.01   $    0.78     $    0.45

See Note I, "Common Stock, Warrants, and Options" and Note J, "Recent
Pronouncements: Share-Based Payment - SFAS No. 123 (revised 2004)."

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $65.2 million, $57.7 million and $59.3 million at June 30, 2005, June 30, 2004, and September 30, 2004, respectively.

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

NOTE C: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended  Nine Months Ended
                                                                     June 30,          June 30,
                                                               ------------------  -----------------
                                                                2005       2004     2005      2004
                                                               -------   -------   -------   -------
                                                              (In thousands, except per share amounts)
Numerator
       Numerator for basic and diluted earnings per share: net
         income                                                $ 2,129   $   253   $11,047   $ 6,250
                                                               =======   =======   =======   =======
Denominator

       Denominator for basic earnings per share:  weighted
         average shares                                         12,443    12,275    12,403    12,221
       Effect of dilutive securities:
                  Options and warrants                             854       866       973       860
                  Restricted common stock grants                   137        80       131        57
                                                               -------   -------   -------   -------
       Dilutive potential common shares                            991       946     1,104       917
                                                               -------   -------   -------   -------
       Denominator for diluted earnings per share: adjusted
         weighted average shares and assumed conversions        13,434    13,221    13,507    13,138
                                                               =======   =======   =======   =======
       Basic earnings per share                                $  0.17   $  0.02   $  0.89   $  0.51
                                                               =======   =======   =======   =======
       Diluted earnings per share                              $  0.16   $  0.02   $  0.82   $  0.48
                                                               =======   =======   =======   =======

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

                                                         Three Months Ended          Nine Months Ended
                                                              June 30,                   June 30,
                                                         ------------------          -----------------
                                                          2005          2004        2005          2004
                                                       -----------   ----------   ----------    ----------
Total options outstanding

           Weighted average shares subject to options    2,079,044    2,362,426    2,117,348     2,299,275
           Average exercise price per share            $      6.99   $     6.86   $     6.89    $     6.53

Anti-dilutive options outstanding
           Weighted average shares subject to options      167,000      320,982      108,595     1,018,901
           Average exercise price per share            $     13.41   $    13.42   $    14.04    $    11.01

NOTE D: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The Company estimates A&B's results of operations for the March 31 quarter for its financial statements. The income reported for the Company's Fiscal 2005 Year-to-Date Period represents its percentage interest in the results of A&B's operations from July 1, 2004 to March 31, 2005, as estimated.

Below is summarized financial information for A&B's most recently reported results (using average exchange rates for the periods indicated):

                                  Six Months Ended December 31,
                                  -----------------------------
                                       2004           2003
                                     --------       --------
                                        (In thousands)
Turnover (gross revenues)            $ 23,399       $ 19,726
Gross profit                           16,243         13,164
Profit after tax (net income)           3,799          2,977

NOTE E: CONTINGENCIES

From time to time, the Company is involved in litigation and regulatory matters arising from its normal business operations. Currently, the Company is a party in several matters, some of which involve claims for substantial amounts. While the ultimate outcome of these matters cannot be determined, after consultation with counsel, the Company believes the resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. However, there can be no assurance as to the ultimate outcome of these matters or that other matters will not be asserted.

NOTE F: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for the Fiscal 2005 Third Quarter was $2.0 million and comprehensive income for the Fiscal 2005 Year-to-Date Period was $11.3 million. For the comparable 2004 periods, comprehensive income was $0.4 million and $6.7 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented as "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets, and amounted to $1.1 million ($1.7 million, net of tax of $0.6 million) at June 30, 2005.

NOTE G: LONG-TERM DEBT

At June 30, 2005, the Company's credit agreement provided for a $40.0 million revolving credit facility with a maturity date of April 1, 2007. Advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. At June 30, 2005, the effective rate was 5.23% based on the Company's leverage ratio. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                June 30, 2005          June 30, 2004         September 30, 2004
                                -------------          -------------         ------------------
                           Carrying   Accumulated  Carrying  Accumulated   Carrying   Accumulated
                            Amount   Amortization   Amount   Amortization   Amount   Amortization
                           --------  ------------  --------  ------------  --------  ------------
                                                      (In thousands)
License application fees   $    345  $       (218) $    345  $       (187) $    345  $       (195)
Real estate finders' fees       554          (289)      554          (271)      554          (277)
Non-compete agreements          388          (253)      388          (233)      388          (238)
                           --------  ------------  --------  ------------  --------  ------------
Total                      $  1,287  $       (760) $  1,287  $       (691) $  1,287  $       (710)
                           ========  ============  ========  ============  ========  ============

Total amortization expense from definite-lived intangible assets for the Fiscal 2005 Third Quarter and Fiscal 2005 Year-to-Date Period was approximately $17,000 and $51,000, respectively. In comparison, the amortization expense for the Fiscal 2004 Third Quarter and the Fiscal 2004 Year-to-Date Period was approximately $18,500 and $59,000, respectively. The following table presents the Company's estimate of amortization expense for definite lived intangible assets for each of the five succeeding fiscal years as of October 1, 2004 (in thousands):

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

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The Company also agreed to reimburse the Chairman for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.8 million, which is being amortized over the two-year restriction period expiring September 17, 2005. During the Fiscal 2005 Third Quarter and the Fiscal 2005 Year-to-Date Period, $0.1 million and $0.3 million, respectively, of this cost was amortized to expense. During the Fiscal 2004 Third Quarter and the Fiscal 2004 Year-to-Date Period, $0.1 million and $0.3 million, respectively, of this cost was amortized to expense. In the quarter ended December 31, 2003, the Company also reimbursed $0.8 million for the Chairman's one-time taxes related to the award. The reimbursement was charged to administrative expense.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest no later than January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The Company also agreed to reimburse him for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.6 million, which is being amortized over a three-year period based on the Company's expectation that the earlier vesting objectives will be met. During the Fiscal 2005 Third Quarter and the Fiscal 2005 Year-to-Date Period, $0.05 million and $0.15 million, respectively, of this cost was amortized to expense. During the Fiscal 2004 Third Quarter and the Fiscal 2004 Year-to-Date Period, $0.05 million and $0.1 million, respectively, of this cost was amortized to expense. The Company expects to amortize an additional $0.05 million of stock compensation cost related to this award during the remaining three months of the fiscal year ending September 30, 2005. In the quarter ended March 31, 2004, the Company also reimbursed $0.3 million for the Chief Executive Officer's one-time taxes related to the award. The reimbursement was charged to administrative expense.

Stock option exercises resulted in the issuance of 18,600 shares of Class A Common Stock for total proceeds of approximately $38,000 during the Fiscal 2005 Third Quarter and 80,058 shares of Class A Common Stock for total proceeds of approximately $178,000 during the Fiscal 2005 Year-to-Date Period.

Stock option exercises resulted in the issuance of 162,800 shares of Class A Common Stock for total proceeds of approximately $442,000 during the Fiscal 2004 Third Quarter and 164,600 shares of Class A Common Stock for total proceeds of approximately $446,000 during the Fiscal 2004 Year-to-Date Period.

The Company issued 3,984 shares of Class A Common Stock during the Fiscal 2005 Year-to-Date Period and 8,737 shares of Class A Common Stock during the Fiscal 2004 Year-to-Date Period to the Company's 401(k) Plan and Trust representing the Company's match of employees' contributions.

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

NOTE J: RECENT PRONOUNCEMENTS: SHARE-BASED PAYMENT - SFAS NO. 123 (REVISED 2004)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). The statement revises SFAS No. 123 and supersedes APB 25, under which the Company currently accounts for its share-based payments to its employees. SFAS No. 123R will be effective for the Company beginning October 1, 2005, and will require the Company to recognize as expense the grant-date fair value of share-based payments made to employees. Pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Third Quarter Ended June 30, 2005 vs. Third Quarter Ended June 30, 2004

The following table presents selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended June 30, 2005 and 2004 ("Fiscal 2005 Third Quarter" and "Fiscal 2004 Third Quarter," respectively):

                                                                      Three Months Ended          % or
                                                                           June 30,(a)            Point
                                                                      2005            2004      Change(b)
                                                                    --------        --------    ---------
Net revenues:
           Sales                                                    $ 30,994        $ 30,782       0.7%
           Pawn service charges                                       14,722          13,835       6.4%
           Payday loan service charges                                10,231           6,191      65.3%
           Other                                                         303             333      (9.0)%
                                                                    --------        --------
                  Total revenues                                      56,250          51,141      10.0%
           Cost of goods sold                                         18,421          19,340      (4.8)%
                                                                    --------        --------
                  Net revenues                                      $ 37,829        $ 31,801      19.0%
                                                                    ========        ========
Other data:
           Gross margin                                                 40.6%           37.2%      3.4 pts.
           Average annual inventory turnover                             2.7x            2.6x      0.1 x
           Average inventory per pawn location at quarter-end       $    103        $    111      (7.2)%
           Average pawn loan balance per pawn location at           $    182        $    183      (0.5)%
           quarter-end
           Average yield on pawn loan portfolio                          130%            119%       11 pts.
           Pawn loan redemption rate                                      78%             77%        1 pt.
           Average payday loan balance per location offering
            payday loans at quarter-end                             $   35.1        $   24.5      43.3%
           Payday loan net defaults                                      5.2%            6.6%     (1.4)pts.
           Same store merchandise sales growth                           1.0%            3.9%     (2.9)pts.
           Same store pawn service charge growth                         6.4%            1.6%      4.8 pts.
           Same store payday loan service charge growth                 38.8%           90.1%    (51.3)pts.
Expenses and income as a percentage of net revenues (%):
           Operations                                                   62.6            68.6      (6.0)pts.
           Bad debt and other payday loan direct expenses                9.0             8.9       0.1 pts.
           Administrative                                               14.6            14.5       0.1 pts.
           Depreciation and amortization                                 5.4             5.8      (0.4)pts.
           Interest expense, net                                         0.8             1.0      (0.2)pts.
           Income before income taxes                                    8.8             2.4       6.4 pts.
           Net income                                                    5.6             0.8       4.8 pts.
Stores in operation:
           Beginning of period                                           472             335
           New openings                                                   12              30
           Sold, combined or closed                                        1               -
                                                                    --------        --------
           End of period                                                 483             365

                                                                    ========        ========
Average number of stores during the period                               477             351
Composition of ending stores:
           EZPAWN locations                                              280             280
           EZMONEY payday loan locations adjoining EZPAWNs               144              69
           EZMONEY payday loan locations - free standing                  59              16
                                                                    --------        --------
           Total stores in operation                                     483             365
                                                                    ========        ========
           EZPAWN locations offering payday loans                        112             188
           Total locations offering payday loans, including call
           center                                                        316             274

a     In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Nine Months Ended June 30, 2005 vs. Nine Months Ended June 30, 2004

The following table presents selected, unaudited, consolidated financial data with respect to the Company for the nine-month periods ended June 30, 2005 and 2004 ("Fiscal 2005 Year-to-Date Period" and "Fiscal 2004 Year-to-Date Period," respectively):

                                                                      Nine Months Ended            % or
                                                                         June 30,(a)               Point
                                                                     2005            2004        Change(b)
                                                                   ---------       ---------     ---------
Net revenues:
           Sales                                                   $ 107,577       $ 102,711      4.7%
           Pawn service charges                                       46,073          43,875      5.0%
           Payday loan service charges                                26,349          16,124     63.4%
           Other                                                         977           1,034     (5.5)%
                                                                   ---------       ---------
                  Total revenues                                     180,976         163,744     10.5%
           Cost of goods sold                                         64,235          61,130      5.1%
                                                                   ---------       ---------
                  Net revenues                                     $ 116,741       $ 102,614     13.8%
                                                                   =========       =========
Other data:
           Gross margin                                                 40.3%           40.5%    (0.2)pts.
           Average annual inventory turnover                             2.9x            2.6x     0.3x
           Average inventory per pawn location at quarter-end      $     103       $     111     (7.2)%
           Average pawn loan balance per pawn location at          $     182       $     183     (0.5)%
            quarter-end
           Average yield on pawn loan portfolio                          137%            128%       9pts.
           Pawn loan redemption rate                                      78%             77%       1pt.
           Average payday loan balance per location offering
            payday loans at quarter-end                            $    35.1       $    24.5     43.3%
           Payday loan net defaults                                      3.8%            5.6%    (1.8)pts.
           Same store merchandise sales growth                           1.5%            2.4%    (0.9)pts.
           Same store pawn service charge growth                         5.0%            0.7%     4.3pts.
           Same store payday loan service charge growth                 38.2%           75.7%   (37.5)pts.
Expenses and income as a percentage of net revenues (%):
           Operations                                                   60.3            62.7     (2.4)pts.
           Bad debt and other payday loan direct expenses                5.6             5.8     (0.2)pts.
           Administrative                                               14.7            16.4     (1.7)pts.
           Depreciation and amortization                                 5.2             5.5     (0.3)pts.
           Interest expense, net                                         0.8             1.1     (0.3)pts.
           Income before income taxes                                   14.8             9.7      5.1 pts.
           Net income                                                    9.5             6.1      3.4 pts.
Stores in operation:
           Beginning of period                                           405             284
           New openings                                                   79              81
           Sold, combined or closed                                        1               -
                                                                   ---------       ---------
           End of period                                                 483             365
                                                                   =========       =========
Average number of stores during the period                               451             321
Composition of ending stores:
           EZPAWN locations                                              280             280
           EZMONEY payday loan locations adjoining EZPAWNs               144              69
           EZMONEY payday loan locations - free standing                  59              16
                                                                   ---------       ---------
           Total stores in operation                                     483             365
                                                                   =========       =========
           EZPAWN locations offering payday loans                        112             188
           Total locations offering payday loans, including call         316             274
            center

a     In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

OVERVIEW

The Company meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans secured by tangible personal property, commonly known as pawn loans, and short-term non-collateralized loans, often referred to as payday loans. The Company makes pawn loans in its 280 EZPAWN locations and offers payday loans in 112 of its EZPAWN locations, 203 EZMONEY Mono-line payday loan locations ("EZMONEY stores"), and through its Austin, Texas based call center.

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

The Company earns payday loan service charge revenue on its payday loans. The Company markets and services payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank, in 256 locations and its call center. After origination of the loans, the Company may purchase a 90% participation in the loans made by County Bank and marketed by the Company. In 59 of its locations, the Company makes payday loans under state law. The average payday loan amount is approximately $405 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned is typically $18 for a 7 to 23-day period, but varies in certain locations.

Effective July 15, 2005, 177 of the Company's Texas EZMONEY stores ceased marketing County Bank payday loans. These EZMONEY stores registered as a Credit Services Organization ("CSO") under Chapter 393 of the Texas Finance Code and now provide fee-based advice, services and assistance to customers in obtaining loans from an unaffiliated lender. The new CSO services include evaluating the customers' creditworthiness using the Company's underwriting criteria. Additionally, the Company's CSO services include issuing a letter of credit to the unaffiliated lender on behalf of the Company's eligible customers to assist them in obtaining a loan from the lender. In exchange for its CSO services, the Company charges a fee of 20% of the principal loan amount. The lender's approval or denial of loans to the customers is based on its independently defined underwriting criteria. If the customers default on the loan, the unaffiliated lender may make demand on the Company to pay under the letter of credit. The Company would then attempt collection of the customers' obligations to the Company on the letter of credit. The customers' letter of credit obligations include unpaid principal, interest, and fees for insufficient funds, if any. Operations are unchanged in all remaining stores. See "Risk Factors" discussed on page 21 of this Form 10-Q.

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

In the Fiscal 2005 Third Quarter, the Company realized a 65% increase in payday loan service charges while bad debt and other payday loan direct expense measured as a percent of payday loan service charges declined 13 percentage points to 33%. Gross profit from sales improved 10% primarily due to margin improvement. Pawn service charge revenues improved 6% primarily due to improved yields resulting from improved pawn loan redemptions and a statutory increase in pawn service charge rates in its Colorado market. The Company's net income improved to $2.1 million in the Fiscal 2005 Third Quarter from $0.3 million in the Fiscal 2004 Third Quarter.

RESULTS OF OPERATIONS

Third Quarter Ended June 30, 2005 vs. Third Quarter Ended June 30, 2004

The following discussion compares the results of operations for the Fiscal 2005 Third Quarter to the Fiscal 2004 Third Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2005 Third Quarter pawn service charge revenue increased 6.4%, or $0.9 million from the Fiscal 2004 Third Quarter to $14.7 million. This increase was due to an eleven percentage point improvement in loan yields to 130%, offset by lower average loan balances during the Fiscal 2005 Third Quarter. The increase in loan yields was due to the Company's efforts to improve loan redemption rates and a statutory increase in pawn service charge rates in its twenty-four Colorado stores. The Company's average balance of pawn loans outstanding during the Fiscal 2005 Third Quarter was 2.3% lower and ending pawn loans outstanding were 0.4% lower than in the Fiscal 2004 Third Quarter. The Company believes the decrease in average pawn loan balance compared to the prior year period is due to tighter underwriting in its pawn lending operation.

In the Fiscal 2005 Third Quarter, 91.2% ($13.4 million) of pawn service charge revenue was collected in cash, and 8.8% ($1.3 million) resulted from an increase in accrued pawn service charges receivable. In the comparable Fiscal 2004 Third Quarter, 94.7% ($13.1 million) of pawn service charge revenue was collected in cash and 5.3% ($0.7 million) resulted from an increase in accrued pawn service charges receivable. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at June 30, 2005 in anticipation of lower loan redemptions following the summer lending season.

Sales increased $0.2 million in the Fiscal 2005 Third Quarter compared to the Fiscal 2004 Third Quarter, to $31.0 million, due to an increase in same store sales. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales during the quarters presented:

                                                                                   Quarter Ended June 30,
                                                                                   ----------------------
                                                                                     2005         2004
                                                                                     ----         ----
                                                                                   (Dollars in millions)
Merchandise sales                                                                   $ 26.1       $ 25.9
Jewelry scrapping sales                                                                4.9          4.9
                                                                                    ------       ------
Total sales                                                                           31.0         30.8

Gross profit on merchandise sales                                                   $ 11.3       $ 10.3
Gross profit on jewelry scrapping sales                                                1.2          1.2

Gross margin on merchandise sales                                                     43.4%        39.8%
Gross margin on jewelry scrapping sales                                               25.5%        23.6%
Overall gross margin on sales                                                         40.6%        37.2%

The Fiscal 2005 Third Quarter overall gross margin on sales increased 3.4 percentage points from the Fiscal 2004 Third Quarter to 40.6%. This resulted primarily from an improvement in margins on same store merchandise sales, combined with the effect of improved gross margins on jewelry scrapping sales. Margins on merchandise sales improved largely due to the $0.2 million reduction in the inventory valuation allowance during the Fiscal 2005 Third Quarter, compared to the $0.7 million increase in the allowance during the comparable 2004 quarter. The difference in inventory valuation allowance is due to the more effective liquidation of aged general merchandise in the Fiscal 2005 Third Quarter and the larger gross inventory balance in 2004. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage, also included in cost of goods sold, was 1.4% of merchandise sales in the Fiscal 2005 Third Quarter compared to 1.6% in the Fiscal 2004 Third Quarter.

Payday loan data are as follows:

                                                                                  Quarter Ended June 30,
                                                                                  ----------------------
                                                                                    2005         2004
                                                                                    ----         ----
                                                                                   (Dollars in thousands)
Service charge revenue                                                            $ 10,231      $ 6,191
Bad debt:
        Net defaults on loans                                                       (2,928)      (2,297)
        Change in valuation allowance                                                 (259)        (293)
        NSF fees collected and other related costs                                      44           31
                                                                                  --------      -------
               Net bad debt                                                         (3,143)      (2,559)
Other direct transaction expenses                                                     (270)        (273)
Incremental expenses at EZMONEY stores                                              (3,687)        (999)
Incremental depreciation and amortization at EZMONEY stores                           (218)         (50)
Collection and call center costs (included in administrative expense)                 (368)        (213)
                                                                                  --------      -------
Contribution to operating income                                                  $  2,545      $ 2,097
                                                                                  ========      =======

Average payday loan balance outstanding during quarter                            $  9,481      $ 5,752
Payday loan balance at end of quarter                                             $ 11,089      $ 6,720
Average loan balance per participating location at end of quarter                 $   35.1      $  24.5
Participating locations at end of quarter, including call center                       316          274
     (whole numbers)
Net default rate (defaults net of collections, measured as a percent of
     loans made)                                                                       5.2%         6.6%

The Contribution to operating income presented above includes the effect of incremental operating expenses at EZMONEY stores. Shared costs at EZMONEY stores adjoining EZPAWN locations have been excluded from these figures.

Payday loan service charge revenue increased from the Fiscal 2004 Third Quarter primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. In the Fiscal 2005 Third Quarter, 93.4% ($9.5 million) of payday loan service charge revenue was collected in cash and 6.6% ($0.7 million) resulted from an increase in accrued payday loan service charges receivable. In the comparable Fiscal 2004 Third Quarter, 93.4% ($5.8 million) of payday loan service charge revenue was collected in cash, and 6.6% ($0.4 million) resulted from an increase in accrued payday loan service charges receivable.

Although payday loan service charge revenue increased $4.0 million (65.3%), payday loan bad debt increased only $0.6 million (22.8%) in the Fiscal 2005 Third Quarter compared to the Fiscal 2004 Third Quarter. Net defaults were 5.2% of loans made, compared to 6.6% in the Fiscal 2004 Third Quarter.

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At June 30, 2005, the valuation allowance was $0.8 million, or 5.6% of the payday loan principal and fees receivable, compared to $0.6 million, or 7.2% of payday loan principal and fees receivable at June 30, 2004.

The Company's incremental expenses at EZMONEY stores increased to $3.7 million in the Fiscal 2005 Third Quarter from $1.0 million in the comparable Fiscal 2004 Third Quarter. The increase relates primarily to expenses at the 118 new EZMONEY stores opened in the last twelve months, as well as a full quarter's operating expenses at the 30 stores opened during the Fiscal 2004 Third Quarter.

Operations expense increased to $23.7 million in the Fiscal 2005 Third Quarter from $21.8 million in the Fiscal 2004 Third Quarter, representing a 6.0 percentage point increase when measured as a percentage of net revenue. The $1.9 million net increase was comprised of a $2.7 million increase in operations expense at EZMONEY stores, offset by a $0.8 million decrease in same store operating expense. A significant decrease in robbery losses, due to more secure safes in certain locations, caused the majority of the decrease in same-store operating expense.

Administrative expenses in the Fiscal 2005 Third Quarter were $5.5 million compared to $4.6 million in the Fiscal 2004 Third Quarter, an increase of 0.1 of a percentage point when measured as a percent of net revenue. The increase is due primarily to an increase in labor and benefit costs ($0.9 million) and an increase in payday loan collection and call center expenses ($0.2 million).

Depreciation and amortization expense was $2.1 million in the Fiscal 2005 Third Quarter compared to $1.9 million in the comparable prior year period. The increase related primarily to a $0.1 million charge for depreciation of leasehold improvements related to a revised interpretation of the accounting rules for renewal options in operating leases.

In the Fiscal 2005 Third Quarter, interest expense remained unchanged from the Fiscal 2004 Third Quarter at $0.3 million. This resulted from lower average debt balances offset by higher effective interest rates. At June 30, 2005, the Company's total debt was $21.9 million compared to $31.2 million at June 30, 2004. The decrease in the debt balance was funded primarily by cash flow from operations.

The Fiscal 2005 Third Quarter income tax expense was $1.2 million (36.0% of pre-tax income) compared to $0.5 million (66.9% of pre-tax income) for the Fiscal 2004 Third Quarter. In the Fiscal 2004 Third Quarter, the Company increased its estimate of the effective tax rate for that full fiscal year from 34.5% to 37.0% due to non-deductible executive compensation and an increase in state income taxes. No corresponding adjustment in rates was made in the Fiscal 2005 Third Quarter. The one percentage point decrease in rates expected for the full fiscal year is due to the Company's expectation that all executive compensation will be fully deductible in Fiscal 2005.

Operating income for the Fiscal 2005 Third Quarter increased $2.5 million from the Fiscal 2004 Third Quarter to $3.2 million, primarily due to the $1.1 million increase in gross profit from sales, the $0.9 million increase in pawn service charges, and the $0.4 million incremental contribution from payday loans, offset by the increase in administrative expense. After a $0.7 million increase in income taxes related to the increased earnings and other smaller items, net income improved to $2.1 million in the Fiscal 2005 Third Quarter from $0.3 million in the Fiscal 2004 Third Quarter.

Nine Months Ended June 30, 2005 vs. Nine Months Ended June 30, 2004

The following discussion compares the results of operations for the Fiscal 2005 Year-to-Date Period to the Fiscal 2004 Year-to-Date Period. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2005 Year-to-Date Period pawn service charge revenue increased 5.0%, or $2.2 million from the Fiscal 2004 Year-to-Date Period to $46.1 million. This increase was due to a nine percentage point improvement in loan yields to 137%, offset by lower average loan balances during the Fiscal 2005 Year-to-Date Period. The increase in loan yields was due to the Company's efforts to improve loan redemption rates and an increase in pawn service charge rates in its twenty-four Colorado stores. The Company's average balance of pawn loans outstanding during the Fiscal 2005 Year-to-Date Period was 2.0% lower and ending pawn loans outstanding were 0.4% lower than in the Fiscal 2004 Year-to-Date Period. The Company believes the decrease in the pawn loan balance compared to the prior year period is due to tighter underwriting in its pawn lending operation.

In the Fiscal 2005 Year-to-Date Period, 99.3% ($45.7 million) of recorded pawn service charge revenue was collected in cash and 0.7% ($0.4 million) resulted from an increase in accrued pawn service charges receivable. In the Fiscal 2004 Year-to-Date Period, 101.0% ($44.3 million) of recorded pawn service charge revenue was collected in cash offset by a $0.4 million decrease in accrued pawn service charges receivable. The accrual of pawn service charges is dependent on the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at June 30, 2005 in anticipation of lower loan redemptions during the summer lending season.

Sales increased $4.9 million in the Fiscal 2005 Year-to-Date Period compared to the Fiscal 2004 Year-to-Date Period, to $107.6 million. The increase was due to a $3.6 million increase in jewelry scrapping sales and a $1.3 million increase in same store merchandise sales. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales during the periods presented:

                                                         Nine Months Ended June 30,
                                                         --------------------------
                                                             2005         2004
                                                             ----         ----
                                                           (Dollars in millions)
Merchandise sales                                           $ 91.4       $ 90.1
Jewelry scrapping sales                                       16.2         12.6
                                                            ------       ------
Total sales                                                  107.6        102.7

Gross profit on merchandise sales                           $ 38.9       $ 38.1
Gross profit on jewelry scrapping sales                        4.4          3.5

Gross margin on merchandise sales                             42.5%        42.3%
Gross margin on jewelry scrapping sales                       27.5%        27.7%
Overall gross margin on sales                                 40.3%        40.5%

The Fiscal 2005 Year-to-Date Period overall gross margin on sales decreased 0.2 of a percentage point from the Fiscal 2004 Year-to-Date Period to 40.3%. Although margins on merchandise sales increased 0.2 of a percentage point, the overall gross margin decreased due to the disproportionate increase in jewelry scrapping, which realizes a lower margin than merchandise sales. Inventory shrinkage, included in cost of goods sold, was 1.5% of merchandise sales in the Fiscal 2005 Year-to-Date Period compared to 1.6% in the Fiscal 2004 Year-to-Date Period.

Payday loan data are as follows:

                                                                            Nine Months Ended June 30,
                                                                            --------------------------
                                                                                2005         2004
                                                                                ----         ----
                                                                             (Dollars in thousands)
Service charge revenue                                                       $ 26,349     $ 16,124
Bad debt:
        Net defaults on loans, excluding sale of older bad debt                (6,375)      (5,021)
        Change in valuation allowance                                            (165)        (295)
        Sale of older bad debt                                                    905            -
        NSF fees collected and other related costs                                130          100
                                                                             --------     --------
               Net bad debt                                                    (5,505)      (5,216)
Other direct transaction expenses                                              (1,012)        (741)
Incremental expenses at EZMONEY stores                                         (8,907)      (1,655)
Incremental depreciation and amortization at EZMONEY stores                      (461)         (80)
Collection and call center costs (included in administrative expense)          (1,101)        (590)
                                                                             --------     --------
Contribution to operating income                                             $  9,363     $  7,842
                                                                             ========      =======

Average payday loan balance outstanding during period                        $  8,310     $  5,061
Payday loan balance at end of period                                         $ 11,089     $  6,720
Average loan balance per participating location at end of period             $   35.1     $   24.5
Participating locations at end of period, including call center                   316          274
     (whole numbers)
Net default rate (defaults net of collections, measured as a percent of
     loans made)                                                                  3.8%         5.6%
Net default rate, excluding sale of older bad debt                                4.4%         5.6%

The Contribution to operating income presented above includes the effect of incremental operating expenses at EZMONEY stores. Shared costs at EZMONEY stores adjoining EZPAWN locations have been excluded from these figures.

Payday loan service charge revenue increased from the Fiscal 2004 Year-to-Date Period primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. In the Fiscal 2005 Year-to-Date Period, 97.1% ($25.6 million) of recorded payday loan service charge revenue was collected in cash, and 2.9% ($0.8 million) resulted from an increase in accrued payday loan service charges receivable. In the comparable Fiscal 2004

Year-to-Date Period, 96.3% ($15.5 million) of recorded payday loan service charge revenue was collected in cash, and 3.7% ($0.6 million) was due to an increase in accrued payday loan service charges receivable.

Although payday loan service charge revenues increased 63.4%, payday loan bad debt increased only 5.5% ($0.3 million) in the Fiscal 2005 Year-to-Date Period compared to the Fiscal 2004 Year-to-Date Period, resulting in net defaults of 3.8% of loans made. In December 2004, the Company sold its older payday loan bad debt to an outside agency for net proceeds of approximately $0.9 million, which is reflected in the net bad debt in the Fiscal 2005 Year-to-Date Period. Excluding this sale of older bad debt, the Company's payday loan net defaults improved to 4.4% for the Fiscal 2005 Year-to-Date Period, compared to 5.6% in the Fiscal 2004 Year-to-Date Period.

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At June 30, 2005, the valuation allowance was $0.8 million, or 5.6% of the payday loan principal and fees receivable, compared to $0.6 million, or 7.2% of payday loan principal and fees receivable at June 30, 2004.

The Company's incremental expenses at EZMONEY stores increased to $8.9 million in the Fiscal 2005 Year-to-Date Period from $1.7 million in the comparable Fiscal 2004 Year-to-Date Period. The increase relates primarily to expenses at the 118 new EZMONEY stores opened in the last twelve months, as well as a full period's operating expenses at the 81 stores opened during the Fiscal 2004 Year-to-Date Period.

Operations expense increased to $70.4 million in the Fiscal 2005 Year-to-Date Period from $64.4 million in the Fiscal 2004 Year-to-Date Period, representing a
2.4 percentage point decrease when measured as a percentage of net revenue. The $6.0 million net increase was comprised of a $7.3 million increase in operations expense at EZMONEY stores, offset by a $1.3 million decrease in same store operations expense. A significant decrease in robbery losses, due to more secure safes in certain locations, caused the majority of the decrease in same-store operating expense. Also included in operations expense in the Fiscal 2005 Year-to-Date Period is a $0.3 million charge for prior period rent related to a revised interpretation of the accounting rules for operating leases and the inclusion of optional renewal periods in the Company's calculation of rent expense.

Administrative expenses in the Fiscal 2005 Year-to-Date Period were $17.2 million compared to $16.9 million in the Fiscal 2004 Year-to-Date Period, a 1.7 percentage point decrease when measured as a percent of net revenue. The increase is comprised primarily of additional administrative labor and benefits ($1.5 million), payday loan collection and call center costs ($0.5 million), and professional fees ($0.3 million) during the Fiscal 2005 Year-to-Date Period. Offsetting these increases is a $0.7 million valuation allowance placed on a note receivable from the Company's former Chief Executive Officer in the Fiscal 2004 Year-to-Date Period, with no corresponding amount in the Fiscal 2005 Third Quarter. Also offsetting the overall increase is a $1.1 million reduction in stock compensation related to restricted stock granted to the Company's Chief Executive and Chairman in the Fiscal 2004 Year-to-Date Period with no corresponding grants in the current year.

Depreciation and amortization expense was $6.0 million in the Fiscal 2005 Year-to-Date Period compared to $5.6 million in the Fiscal 2004 Year-to-Date Period. The increase related primarily to an increase in depreciation of leasehold improvements related to a second-quarter revised interpretation of the accounting rules for renewal options in operating leases.

In the Fiscal 2005 Year-to-Date Period, interest expense decreased to $0.9 million from $1.2 million in the Fiscal 2004 Year-to-Date Period, primarily due to lower average debt balances. At June 30, 2005, the Company's total debt was $21.9 million compared to $31.2 million at June 30, 2004. The decrease in the debt balance was funded primarily by cash flow from operations.

The Fiscal 2005 Year-to-Date Period income tax expense was $6.2 million (36.0% of pre-tax income) compared to $3.7 million (37.0% of pre-tax income) for the Fiscal 2004 Year-to-Date Period. The decrease in effective tax rate between these periods is due to the Company's expectation that, unlike Fiscal 2004, all executive compensation will be fully deductible in Fiscal 2005.

Operating income for the Fiscal 2005 Year-to-Date Period increased $6.9 million from the Fiscal 2004 Year-to-Date Period to $16.7 million, primarily due to the $2.2 million increase in pawn service charge revenue, the $1.8 million increase in sales gross profits, the $1.5 million greater contribution from payday loans, and the $1.3 million improvement in non-EZMONEY store operations expense. After a $2.5 million increase in income taxes related primarily to the Company's increased earnings, net income improved to $11.0 million in the Fiscal 2005 Year-to-Date Period from $6.3 million in the Fiscal 2004 Year-to-Date Period.

LIQUIDITY AND CAPITAL RESOURCES

In the Fiscal 2005 Year-to-Date Period, the Company's $17.6 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $21.6 million, offset by (ii) $4.0 million of changes in operating assets and liabilities, primarily accounts payable, accrued expenses, service charges receivable, prepaid expenses, and other current and non-current assets. In the Fiscal 2004 Year-to-Date Period, the Company's $16.3 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $16.9 million, offset by (ii) $0.6 million of changes in operating assets and liabilities.

The Company's $15.2 million of investments during the Fiscal 2005 Year-to-Date Period were funded primarily by cash flow from operations. These investments consisted of $9.4 million of payday loans made net of repayments, $0.4 million of pawn loans made in excess of those repaid and recovered through the sale of forfeited collateral, and $6.3 million invested in property and equipment, offset by $0.9 million of dividends received from the Company's investment in Albemarle and Bond.

The $3.1 million debt reduction during the Fiscal 2005 Year-to-Date Period was funded primarily by cash flow from operations.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30:

                                                                Payments due by Period
                                                                ----------------------
                                                         Less than 1                      More than 5
Contractual Obligations                         Total       year    1-3 years   3-5 years    years
-----------------------                         -----       ----    ---------   ---------    -----
                                                                  (In thousands)
Long-term debt obligations                   $  21,900   $      -    $21,900    $      -    $      -
Interest on long-term debt obligations           3,034      1,214      1,820           -           -
Capital lease obligations                            -          -          -           -           -
Operating lease obligations                    106,991     14,941     27,167      21,216      43,667
Purchase obligations                                 -          -          -           -           -
Other long-term liabilities                          -          -                      -
                                             ---------   --------    -------    --------    --------
Total                                        $ 131,925   $ 16,155    $50,887    $ 21,216    $ 43,667
                                             =========   ========    =======    ========    ========

In the remaining three months of the fiscal year ending September 30, 2005, the Company also plans to open an additional 25 to 30 EZMONEY stores offering payday loans or fee-based credit services for an expected aggregate capital expenditure of approximately $0.8 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will increase future earnings, it expects they will have a negative effect on earnings and cash flow in their first year of operation.

The Company anticipates a one-time cash inflow of approximately $9.7 million in July and August 2005 as it transitions 177 of its Texas EZMONEY stores from marketing payday loans for County Bank to operating as a Credit Services Organization, as described above. The Company previously purchased a 90% participation in the loans made by County Bank at these stores. As the County Bank loans are repaid, the Company will receive its pro rata share of amounts collected. At June 30, 2005, the Company's participation in the County Bank loans at these stores was $9.7 million. As a Credit Services Organization, these stores now provide fee-based advice, services and assistance to customers in obtaining loans from an unaffiliated lender, but will not participate in the loans made by the lender.

The Company's $40.0 million credit agreement matures April 1, 2007. Under the terms of the agreement, the Company had the ability to borrow an additional $18.1 million at June 30, 2005. Advances are secured by the Company's assets. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The amount of long-term debt obligations included in the table above is the balance outstanding on the Company's revolving credit agreement at June 30, 2005. The outstanding balance fluctuates based on cash needs and the interest rate varies in response to the Company's leverage ratio. For purposes of this table, the Company assumed the current outstanding balance and interest rate would be applicable through the maturity date of the credit agreement.

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

USE OF ESTIMATES AND ASSUMPTIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, the allowance for losses on payday loans, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.

DISCLOSURE AND INTERNAL CONTROLS

Based on an assessment of the effectiveness of the Company's disclosure controls and procedures, accounting policies, and the underlying judgments and uncertainties affecting the application of those policies and procedures, management believes that the Company's interim condensed consolidated financial statements provide a meaningful and fair perspective of the Company in all material respects. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. Management identified no significant deficiencies or material weaknesses in internal controls. Other risk factors, such as those discussed elsewhere in this interim report and the Company's Annual Report as well as changes in business strategies, could adversely impact the Company's consolidated financial position, results of operations, and cash flows in future periods.

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

 -THE COMPANY IS REGISTERED IN TEXAS AS A CREDIT SERVICES ORGANIZATION ("CSO")
  IN 177 TEXAS EZMONEY STORES, AND AS A RESULT IS EXPOSED TO REGULATORY, LEGISLATIVE, AND LEGAL RISKS OR ACTIONS, AS WELL AS THE RISK THAT CUSTOMERS WILL NOT USE THE COMPANY'S CSO SERVICES, ANY OF WHICH COULD SIGNIFICANTLY IMPACT REVENUES AND EARNINGS.

Effective July 15, 2005, 177 of the Company's Texas EZMONEY stores ceased marketing County Bank payday loans. These Texas EZMONEY stores now offer fee-based advice, services, and assistance to customers in obtaining loans from an unaffiliated lender. If the Company's customers do not utilize the new CSO services to the same extent they have historically utilized payday loans, the Company's revenues and earnings could decrease significantly. In addition, the Company is exposed to regulatory, legislative, and legal risks that could limit its ability to perform its CSO services, negatively impacting its revenues and earnings.

 -THE COMPANY'S CSO REVENUES ARE DEPENDENT UPON ITS ABILITY TO HELP CUSTOMERS
  OBTAIN LOANS FROM AN INDEPENDENT LENDER. THE COMPANY CURRENTLY HAS AN INTERIM AGREEMENT WITH THE INDEPENDENT LENDER DATED JULY 14, 2005. THE INTERIM AGREEMENT HAS A TERM OF 30 DAYS WITH PROVISIONS FOR AUTOMATIC 30-DAY
  RENEWALS UNLESS EITHER PARTY GIVES THE OTHER PARTY 15 DAYS NOTICE OF ITS INTENT NOT TO RENEW THE AGREEMENT. THE TERMINATION OF THE INTERIM AGREEMENT COULD MATERIALLY IMPACT THE COMPANY'S EXPECTED REVENUES AND EARNINGS.

The Company and the lender are currently negotiating a longer-term, definitive agreement, and each party has expressed its interest in a longer-term agreement on substantially similar terms. If the Company is unsuccessful in finalizing the longer-term, definitive agreement on similar terms or reaching a similar agreement with another independent lender prior to a termination of the interim agreement, its ability to arrange loans for the Company's customers may be limited or eliminated, which could significantly decrease its expected revenues and earnings. Despite the short-term nature of the interim agreement, the lender has verbally committed to provide the Company sufficient notice and time to reach agreements with other lenders in the event the independent lender elects to cease its lending operations.

 -THE COMPANY FACES OTHER RISKS DISCUSSED UNDER QUALITATIVE AND QUANTITATIVE
  DISCLOSURES ABOUT MARKET RISK IN ITEM 3 OF THIS FORM 10-Q AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and gold prices. The Company also is exposed to regulatory and legislative risk in relation to its payday loans and CSO services. The Company does not use derivative financial instruments.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more during the remaining three months of the fiscal year ending September 30, 2005 than they did in the comparable period of 2004, the Company's interest expense during those three months would increase by approximately $27,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at June 30, 2005.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the quarter ended March 31, 2005 (included in the Company's June 30, 2005 results on a three-month lag as described above) was approximately a $169,000 decrease to stockholders' equity. On June 30, 2005, the U.K. pound closed at
1.00 to 1.8048 U.S. dollars, a weakening from 1.8790 at March 31, 2005. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including without limitation (i) fluctuations in the Company's inventory and loan balances, inventory turnover, average yields on loan portfolios, pawn redemption rates, payday loan default and collection rates, labor and employment matters, competition, operating risk, acquisition and expansion risk, new product risks, changes in the number of expected store openings, changes in expected returns from new stores, liquidity, and capital requirements and the effect of government and environmental regulations, and (ii) adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report and under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of June 30, 2005 ("Evaluation Date").

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and regulatory matters arising from its normal business operations. Currently, the Company is a party in several matters, some of which involve claims for substantial amounts. While the ultimate outcome of these matters cannot be determined, after consultation with counsel, the Company believes the resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. However, there can be no assurance as to the ultimate outcome of these matters or that other matters will not be asserted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)

Exhibit                                                                        Incorporated by
 Number                         Description                                      Reference to
-------                         -----------                                    ---------------
10.92     First Amendment to Third Amended and Restated Credit Agreement
          between the Company and Wells Fargo Bank, N.A., as Agent and
          Issuing Bank, re: $40 million Credit Facility

31.1      Certification of Chief Executive Officer Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002

31.2      Certification of Chief Financial Officer Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of Chief Executive Officer Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of Chief Financial Officer Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002

      (b)

Reports on Form 8-K
-------------------
 Filing      Date          Item Reported                    Information Reported
 ------      ----          -------------                    --------------------
  8-K       7/14/05      Item 8.01 - Other     Press release announcing new product offering.
                               Events

  8-K       7/20/05      Item 2.02 - Results   Quarterly earnings announcement and related
                         of Operations and     press release.
                         Financial Condition

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  EZCORP, INC.
                                                  ------------
                                                  (Registrant)

Date: August 2, 2005                          By: /s/ DAN N. TONISSEN
                                              -----------------------
                                                     (Signature)

                                              Dan N. Tonissen
                                              Senior Vice President,
                                              Chief Financial Officer &
                                              Director

                                  EXHIBIT INDEX

Exhibit                                               Incorporated by
Number                 Description                      Reference to
-------                -----------                    ---------------
 10.92     First Amendment to Third Amended and
           Restated Credit Agreement between the
           Company and Wells Fargo Bank, N.A.,
           as Agent and Issuing Bank, re:
           $40 million Credit Facility

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