Form 10-K
period 2005-09-30
EZCORP INC
filed 2005-12-14
CIK 876523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER 000-19424

                         ------------------------------

                                  EZCORP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                          74-2540145
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)            Identification No.)

      1901 CAPITAL PARKWAY, AUSTIN, TEXAS                78746
    (Address of principal executive offices)           (Zip code)

       Registrant's telephone number, including area code: (512) 314-3400
                      ------------------------------------
Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

       Title of Each Class          Name of Each Exchange on Which Registered
       -------------------          -----------------------------------------
 Class A Non-voting Common Stock,           The NASDAQ Stock Market
     $.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $150 million, based on the closing price on the NASDAQ Stock Market on March 31, 2005.

As of October 31, 2005, 11,875,975 shares of the registrant's Class A Non-Voting Common Stock, par value $.01 per share and 990,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                          YEAR ENDED SEPTEMBER 30, 2005
                               INDEX TO FORM 10-K

Item                                                                              Page
 No.                                                                               No.
----                                                                              ----
                                  INTRODUCTION

                                     PART I

1.    Business                                                                       3
1A.   Risk Factors                                                                  16
1B.   Unresolved Staff Comments                                                     17
2.    Properties                                                                    18
3.    Legal Proceedings                                                             21
4.    Submission of Matters to a Vote of Security Holders                           21

                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters         22
6.    Selected Financial Data                                                       23
7.    Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                 25
7A.   Qualitative and Quantitative Disclosures About Market Risk                    36
8.    Financial Statements and Supplementary Data                                   38
9.    Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure                                                                    63
9A.   Controls and Procedures                                                       64
9B.   Other Information                                                             66

                                    PART III

10.   Directors and Executive Officers of the Registrant                            67
11.   Executive Compensation                                                        70
12.   Security Ownership of Certain Beneficial Owners and Management and Related
      Stockholder Matters                                                           76
13.   Certain Relationships and Related Party Transactions                          78
14.   Principal Accounting Fees and Services                                        79

                                     PART IV

15.   Exhibits and Financial Statement Schedules                                    80

Signatures                                                                          83
Exhibit Index                                                                       84

                                     PART I

ITEM 1. BUSINESS

EZCORP, Inc. (the "Company") is a Delaware corporation with its principal executive offices located at 1901 Capital Parkway, Austin, Texas 78746. Its telephone number is (512) 314-3400. Interested parties may access the Company's filings with the Securities and Exchange Commission through a link in the Investor Relations section of the Company's website at www.ezcorp.com. Also available on the Company's website is its Code of Conduct and Ethics. References to the Company include its subsidiaries listed in Exhibit 21.1. The Company is primarily engaged in operating pawnshops and signature loan stores that function as convenient sources of short-term cash. Signature loan stores offer payday loans or credit services. The Company's pawnshops are also value-oriented specialty retailers of primarily previously owned merchandise.

The discussion in this section of the report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report.

GENERAL

The Company is primarily a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. The Company offers non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. The Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. The Company also offers short-term non-collateralized loans, often referred to as payday loans, and fee based credit services to customers seeking loans.

As of September 30, 2005, the Company made pawn loans in its 280 pawnshops. The income earned on this activity is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company's loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. The Company's average pawn loan amount has historically averaged between $70 and $75. The loan duration ranges from 60 to 120 days (the regulated term plus any grace period offered by the Company), after which the collateral is forfeited. In the years ended September 30, 2003, 2004, and 2005 ("Fiscal 2003", "Fiscal 2004," and "Fiscal 2005"), approximately 76%, 76% and 77%, respectively, of the pawn loans made by the Company were redeemed in full or were renewed or extended through the payment of accrued pawn service charges.

Also in its pawnshops, the Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customers' merchandise. The realization of gross profit on sales of inventory depends primarily on the Company's assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the property. During Fiscal 2003, 2004 and 2005, the Company realized gross margins on sales of 36%, 39%, and 39%, respectively.

As of September 30, 2005, the Company offered signature loans in 234 EZMONEY loan stores ("Mono-line" stores), 98 of its pawnshops, and in an Austin, Texas based payday loan call center. Introduced to most of its pawnshops in March 2001, the signature loan product continues to mature as the customer base grows. During Fiscal 2005, the Company opened 110 Mono-line stores and closed one. Of the 234 total Mono-line stores, 158 adjoin existing EZPAWN locations but have a different entrance, signage, decor, and staffing. Even though they adjoin an EZPAWN, the EZMONEY Mono-line store is a separate business from the customers' point of view. The Company refers to these as "adjoined stores."

Payday loans are made based on a limited review of customer information and supporting documents. The duration is generally less than 30 days and averages about 17 days. The service charge for these loans ranges between $15 and $20 per $100 loaned. The average payday loan amount is approximately

$380. The profitability of payday loans is highly dependent on the level of initial loan defaults and the subsequent collection of defaulted loans. When measured as a percentage of payday loan revenues, the Company experienced bad debt on payday loans of 28%, 34%, and 23% during Fiscal 2003, 2004, and 2005, respectively.

In the fourth quarter of Fiscal 2005, the EZMONEY stores located in Texas ceased marketing payday loans and began providing fee-based advice and assistance ("credit services") to consumers in obtaining loans from an unaffiliated lender. At September 30, 2005, 200 of the Company's 234 signature loan stores offered credit services. The Company does not make, fund, or participate in the loans made by the lender, but earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrower's creditworthiness through the issuance of a letter of credit. If the borrower defaults on his loan, the Company pays the lender the principal and accrued interest due under the loan plus an insufficient funds fee. The Company then attempts to collect the unpaid principal, interest, and insufficient funds fee from the borrower. The Company considers as its bad debt the amount it pays the lender under letters of credit, less any amounts it collects from customers. Similar to payday loans, the profitability of the Company's credit services is highly dependent on the level of bad debt. When measured as a percentage of credit service fee revenue, the Company experienced bad debt on credit services of 48% during Fiscal 2005.

The following components comprised the Company's net revenues (total revenues less cost of goods sold):

                                      Fiscal Year Ended September 30,
                                      -------------------------------
                                         2003      2004      2005
                                         ----      ----      ----
Pawn service charges                       48%       42%       38%
Gross profit from merchandise sales        38%       35%       31%
Gross profit from jewelry scrapping         3%        5%        4%
Payday loan and credit service fees        10%       17%       26%
Other fee revenue                           1%        1%        1%
                                          ---       ---       ---
Net revenues                              100%      100%      100%
                                          ---       ---       ---

The pawnshop industry in the United States is large and highly fragmented. The industry consists of approximately 12,000 pawnshops owned primarily by independent operators who own one to three locations. The Company, with 280 pawn locations, is the second largest operator of pawnshops in the United States. The three largest pawnshop operators, including the Company, account for less than ten percent of the total estimated pawnshops in the United States.

The signature loan industry in the United States is larger and more concentrated than the pawn industry. The industry consists of approximately 22,000 locations that are generally mono-line stores, or stores offering only signature loans, and other businesses offering signature loans in addition to other products and services, such as check cashing stores and pawnshops. The ten largest signature loan companies, which include the Company, comprise approximately 37% of the total number of locations.

PAWN LENDING ACTIVITIES

The Company's pawnshops primarily make pawn loans, which typically are small, non-recourse loans secured by tangible personal property. As of September 30, 2005, the Company had approximately 700,000 loans outstanding, representing an aggregate principal balance of $52.9 million. A majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. For Fiscal 2005, pawn service charges accounted for approximately 24% of the Company's total revenues and 38% of its net revenues.

Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods, and musical instruments. The Company does not investigate the creditworthiness of a pawn customer, but relies on the estimated resale value of the collateral and the perceived probability of the loan's redemption. The Company generally lends from 25% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors.

The sources for the Company's determination of the resale value of collateral include the Company's computerized valuation software, internet auction sites, catalogues, newspaper advertisements, and previous sales of similar merchandise.

The collateral is held through the duration of the loan, which in most locations is 60 to 120 days, unless repaid, renewed, or extended. The Company seeks to maintain a redemption rate (the percent of loans made that are redeemed, renewed, or extended) of between 70% and 80%; in each of the Company's last three fiscal years, the redemption rate was within this range. The redemption rate is maintained through compliance with the Company's lending guidelines. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and becomes inventory available for sale. The Company does not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. The Company provides an inventory valuation allowance based on the type and age of merchandise as well as recent sales trends and margins.

The table below shows the dollar amount of pawn loan activity by the Company for Fiscal 2003, 2004, and 2005:

                                        Fiscal Year Ended September 30,
                                        -------------------------------
                                          2003       2004       2005
                                         -------    -------    -------
                                            (Dollars in millions)

Loans made                               $ 163.1    $ 170.0    $ 173.0
Loans repaid                               (90.7)     (92.5)     (93.3)
Loans forfeited                            (73.7)     (76.4)     (75.9)
                                         -------    -------    -------
Net increase (decrease) in pawn loans
outstanding at the end of the year       $  (1.3)   $   1.1    $   3.8
                                         =======    =======    =======

Loans renewed                            $  22.7    $  23.9    $  23.2
Loans extended                           $ 136.4    $ 141.2    $ 144.2

The redemption rate of pawn loans and the gross profit realized on the sale of forfeited collateral are dependent on the appraisal of customer merchandise. Jewelry, which makes up approximately 62% of the value of collateral, can be appraised based on weight, gold content, style, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, sporting goods, and musical instruments. These are evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence. During Fiscal 2003, 2004, and 2005, the Company realized gross margins on sales of 36%, 39%, and 39%, respectively.

At the time a pawn transaction is made, a pawn loan agreement is given to the borrower. It sets forth, among other things, the name and address of the pawnshop and the borrower, the borrower's identification information, the date of the loan, and a detailed description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the loan, and the annual percentage rate.

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

                 APPLICABLE PAWN LOAN SERVICE CHARGES FOR TEXAS



    Amount Financed per Pawn Loan
-------------------------------------
                                              Maximum
 July 1, 2004 to     July 1, 2005 to     Allowable Annual
  June 30, 2005       June 30, 2006     Pawn Service Charge
-----------------   -----------------   -------------------
$    1 to $   156   $    1 to $   162          240%
$  157 to $ 1,040   $  163 to $ 1,080          180%
$1,041 to $ 1,560   $1,081 to $ 1,620           30%
$1,561 to $13,000   $1,621 to $13,500           12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the year ended June 30, 2005, the loan ceiling was $13,000. From July 1, 2005 to June 30, 2006, the loan ceiling is $13,500. The Company's average loan amount at the end of Fiscal 2005 was approximately $76.

CREDIT SERVICES

The Company began offering credit services in its 200 EZMONEY stores in Texas during the Fiscal 2005 fourth quarter. These services consist of advice and assistance to consumers in obtaining loans from an unaffiliated lender. The Company does not make, fund, or participate in the loans made by the lender, but earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrowers' creditworthiness through the issuance of a letter of credit. If a borrower defaults on his loan, the Company pays the lender the principal and accrued interest due under the loan plus an insufficient funds fee. The Company then attempts to collect the unpaid principal, interest, and insufficient funds fee from the borrower. The Company considers as its bad debt the amount it pays the lender under letters of credit, less any amounts it collects from customers.

The profitability of the Company's credit services is highly dependent on the level of defaulted loans and the Company's ability to collect the principal, interest, and insufficient fund fees due under the letters of credit. Although amounts paid under letters of credit may be subsequently collected, the Company charges the amounts paid to bad debt expense upon default. Later collections are recorded as a reduction of bad debt in the period received. The Company also records as bad debt expense an accrual of expected losses for principal, interest, and insufficient fund fees it expects to pay the lender on default of the lender's current loans. This estimate is based on recent default and collection experience and the amount of loans the lender has outstanding. At September 30, 2005, the accrual of expected losses was 46% of credit service fees receivable; the actual bad debt for Fiscal 2005 was 48% of credit service fee revenue. The loss accrual is included in "Accounts payable and other accrued expenses" on the Company's balance sheet.

PAYDAY LENDING ACTIVITIES

As of September 30, 2005, the Company offers unsecured payday loans in 98 of its pawnshops, in 34 Mono-line stores, and in a payday loan call center. Prior to introducing credit services on July 15, 2005, the Company offered payday loans in the Mono-line stores currently offering credit services. In most payday loan locations and in the call center, the Company markets and services payday loans made by County Bank of Rehoboth Beach, Delaware ("County Bank"), a federally insured Delaware bank; and in a limited number of locations, the Company makes the loans. Effective December 31, 2005, County Bank will no longer maintain a payday loan program. The Company has converted its stores that previously marketed County Bank loans to its credit services program or discontinued making signature loans at those locations. The average payday loan amount is approximately $380 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned ranges between $15 and $20 for a seven to 23-day period, but varies in certain locations. For Fiscal 2005, payday loan service charges accounted for approximately 11% of the Company's total revenues and 18% of its net revenues.

Payday loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loans. The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be subsequently collected, the Company charges defaulted loan principal to bad debt expense upon default, leaving only active loans in the reported balance. Collections of defaulted loan principal are recorded as a reduction of bad debt in the period received. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default and increase service charge revenue upon collection. The Company provides for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. At September 30, 2005, the valuation allowance was 51% of payday loan service charges receivable; the actual bad debt for the full Fiscal 2005 year was 23% of payday loan service charge revenue. The Company's payday loan balance represents the principal amount of all active (non-defaulted) loans, net of this valuation allowance.

On October 1, 2005, the Company ceased marketing new payday loans in its call center. It will continue to service loans in its call center, including renewals of existing loans, through December 31, 2005, at which time the Company plans to close its payday loan call center.

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

                                  Fiscal Year Ended September 30,
                                  -------------------------------
                                     2003      2004       2005
                                     ----      ----       ----
Forfeited pawn loan collateral         87%       86%        86%
Purchases from customers               13%       14%        14%

For Fiscal 2003, 2004, and 2005, retail activities and jewelry scrapping accounted for approximately 65%, 63%, and 58% of the Company's total revenues, or 41%, 40%, and 35% of the Company's net revenues, after deducting the cost of goods sold. As a significant portion of the Company's inventory and sales involve gold jewelry, its results can be heavily influenced by the market price of gold. This is particularly true for gold scrapping, which comprised 15% of total sales in Fiscal 2003, 19% in Fiscal 2004, and 20% in Fiscal 2005.

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

The Company allows customers to return or exchange merchandise sold through its retail operations within seven days of purchase, but has experienced a very low rate of returns and exchanges as a percentage of sales. Customers may purchase an item on layaway, whereby a customer will typically pay a minimum layaway deposit of 20% of an item's sale price. The Company will hold the item for a 60 to 90-day period, during which the customer is required to pay for the item. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2005, the Company had $1.7 million in customer layaway deposits.

The Company's overall inventory is stated at the lower of cost or market. The Company provides an inventory valuation allowance for shrinkage and cost in excess of market value. The Company estimates this valuation allowance through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. The valuation allowance amounted to $1.8 million, $1.5 million, and $1.9 million as of September 30, 2003, 2004, and 2005. At September 30, 2005, total inventory on hand was $30.3 million, after deducting the inventory valuation allowance.

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

OPERATIONS

A typical Company pawn store employs five to six full-time equivalent employees ("FTEs") consisting of a manager, an assistant manager, and three to four sales and lending representatives. Each store manager is responsible for ensuring that his or her store is run in accordance with the Company's policies, procedures, and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of the Company's regional directors. Area managers, store managers, and assistant managers receive incentive compensation based on their area or store's performance in comparison to an operating budget. This incentive compensation typically ranges between 5% and 30% of their total compensation. Regional directors' compensation is also variable depending upon the performance of their respective region.

Signature loan stores typically employ two to three FTEs per location, consisting of a manager and one to two customer service representatives. Each store manager is responsible for ensuring that his or her store is run in accordance with the Company's policies, procedures, and operating guidelines, and reports to an area manager, who is responsible for the stores within a specific operating area. Area managers report to one of the EZMONEY regional directors. As the number of Mono-line stores grows, the Company anticipates building an operating organization similar to its pawn operation, although with a broader span of control and a smaller area and regional management structure.

The Company has an internally developed store level point of sale ("POS") system that automates the recording of store-level pawn transactions. For its signature loan operations, the Company uses a separate, externally developed POS specifically designed to handle signature loans. Financial summary data from all stores is processed at the corporate office each day and the preceding day's data are available for management review via the Company's internal network. The Company's communications network provides information access between the stores and the corporate office.

The Company has an internal audit staff of approximately 19 employees who monitor the Company's perpetual inventory system, lending practices, and regulatory compliance. In addition, they ensure consistent compliance with the Company's policies and procedures.

As of September 30, 2005, the Company employed approximately 2,700 people. The Company believes that its success is dependent upon its employees' ability to provide prompt and courteous customer service and to execute the Company's operating procedures and standards. The Company seeks to hire people who will become long-term, career employees. To achieve the Company's long-range personnel goals, it strives to develop its employees through a combination of learner-controlled instruction, web-based classes, classroom training, and supervised on-the-job training for new employees. All store associates complete competency checks and all new employees complete a learner-controlled instruction program. Managers attend on-going management skills and operations performance training. The

Company anticipates that store manager candidates will be promoted from the ranks of existing store employees and hired from outside the Company. The Company's career development plan develops and advances employees within the Company and provides training for the efficient integration of experienced managers and associates from outside the Company.

At October 31, 2005, the Company operated its pawnshops under the name "EZPAWN", its payday loan stores under the name "EZMONEY Payday Loans" and its credit service stores under the name "EZMONEY Loan Services". The Company has registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY, EZMONEY Center, and EZCORP, among others. Additionally, the Company operates under the trade names EZMONEY Payroll Advance, Payroll Advance Express, and EZCORP Collection Center.

FUTURE EXPANSION

The Company plans to expand the number of locations it operates through the development of new locations and through acquisitions. The Company believes that in the near term the largest growth opportunity is with the Mono-line stores. The Company has announced that in Fiscal 2006, it plans to open 115 to 125 new Mono-line stores.

The 110 new Mono-line payday loan stores opened in Fiscal 2005 required an average property and equipment investment of approximately $36,200 each. The Company has not opened a new pawnshop location since Fiscal 2000.

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

STRATEGIC INVESTMENT

In 1998, the Company acquired 29.5% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"). Due to the dilutive effect of new share issuances by A&B, the Company's interest was 28.7% at June 30, 2005, the most recent date for which A&B has published results. As its largest shareholder, the Company and its affiliates hold three seats on A&B's board of directors. A&B is a publicly traded company based in Bristol, England and trades on the Alternative Investment Market of the London Stock Exchange. At June 30, 2005, A&B operated 61 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing, and retail jewelry. For A&B's 2005 fiscal year, which ended June 30, 2005, A&B's operating profit increased 14% over the prior year to approximately (Pound) 6.3 million ($11.8 million).

The Company accounts for its investment in A&B under the equity method. In Fiscal 2005, the Company's interest in A&B's income was $2,173,000 and the Company received dividends on its investment totaling $861,000. Based on the closing price and exchange rates on October 31, 2005, the market value of the Company's investment in A&B was approximately $35.6 million, compared to its book value of $17.3 million.

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

For a new license application in any Texas county, the OCCC provides notice of the application and the opportunity for a public hearing to the other licensed pawnshops in the county in which the applicant proposes to operate. In counties with 250,000 or more people, applications for new licenses are approved only at locations that are not less than two miles from another licensed pawnshop and applications to relocate a license are approved only for locations that are not less than one mile from another licensed pawnshop. Any existing store may relocate within one mile of its present location, regardless of the existence of other pawnshops. The Company's ability to open new stores or relocate existing stores may be adversely affected by these licensing provisions.

The Texas Pawnshop Act also contains provisions related to the operation of pawnshops and authorizes the Rules. The Rules regulate the day-to-day operation of the Company's pawnshops including the maximum pawn service charge and principal loan amount.

Pawn service charges vary based on loan amounts. Historically, the maximum allowable pawn service charge rates have not changed; however, the loan amounts have periodically been adjusted. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts is presented in "Lending Activities". Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the period July 1, 2003 through June 30, 2004, the loan ceiling was $12,750. For the period July 1, 2004 through June 30, 2005, the loan ceiling was $13,000. For the period July 1, 2005 through June 30, 2006, the loan ceiling is $13,500. Texas requires pawn transactions to be reported to local authorities.

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

COLORADO REGULATIONS

Colorado pawnbrokers must be licensed and bonded by local municipalities, which subject them to extensive and varied regulation and supervision. Pawn transactions must be reported to local authorities and pawnbrokers must maintain certain bookkeeping records. As of August 5, 2004, Colorado law allows a maximum pawn service charge of 240% annually for all pawn loans regardless of the amount financed. Prior to August 5, 2004, Colorado law allowed a pawn service charge of 240% annually for loans up to $50 and 120% annually for loans greater than $50.

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

Maximum Allowable
 Amount Financed    Annual Percentage
  Per Pawn Loan            Rate
-----------------   -----------------
$    1 to $   150           240%
$  151 to $   250           180%
$  251 to $   500           120%
$  501 to $ 1,000            60%
$1,001 to $25,000            35%

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

The Pawnbroking Act prohibits pawnbrokers from: (i) falsifying or failing to make entries in pawn transaction forms; (ii) refusing to allow appropriate law enforcement officials to inspect their records; (iii) failing to retain records of pawn transactions for at least two years; (iv) making any agreement requiring the personal liability of a pawn customer; (v) failing to return pledged goods upon payment in full of the amount due (unless the pledged goods have been taken into custody by a court or law enforcement officer or otherwise lost or damaged); or (vi) engaging in title loan transactions. Pawnbrokers are also prohibited from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of eighteen, or a person using a name other than his own name or the registered name of his business.

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

The Indiana Pawnbroking Law prescribes loan amounts and maximum interest rates that pawnbrokers in Indiana may charge for lending money. The regulations provide for a graduated rate structure similar to the structure used for federal income tax purposes. Under this rate structure, for July 1, 2004 through June 30, 2006, a $3,400 loan, for example, earns interest as follows: (i) the first $990 at 36% annually, (ii) the next $2,310 at 21% annually, and (iii) the remaining $100 at 15% annually. In addition to interest, the Company may also charge a service charge of 240% annually. The maximum combined allowable interest and service charges for the various loan amounts under the Indiana statute are as follows:

Maximum Allowable
 Amount Financed    Annual Percentage
  Per Pawn Loan            Rate
-----------------   -----------------
   $    1 to $990           276%
   $991 to $3,300           261%
   $ 3,301 and up           255%

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

The Company complies with the Brady Act and the ATF regulations. The Company does not believe that compliance with the Brady Act and the ATF regulations materially affects the Company's operations. There can be no assurance, however, that compliance with the Brady Act and the ATF regulations, or any future changes or amendments to such regulations will not adversely affect the Company's operations.

CREDIT SERVICE ORGANIZATION REGULATIONS

In July 2005, the Company registered as a Credit Service Organization ("CSO") in Texas and began doing business as EZMONEY Loan Services, providing customers fee based advice, assistance, and services in obtaining a loan from an unaffiliated lender. CSOs in Texas are required to register with the Texas Office of the Secretary of State pursuant to Chapter 393 of the Texas Finance Code. In order to provide credit services in Texas, the Company registered each location where it offers credit services and posted a surety bond in the amount of $10,000 per location. The Company must renew its CSO registration annually.

As a CSO, Texas law requires each location to provide customers a disclosure statement describing the services to be provided by the Company, the fees, explanation of the customer's rights, identification of the surety bond company, and other specified information. This disclosure must be delivered to the customer prior to the Company entering into any contract with the customer for credit services. The Company is also required to enter into a written contract with each customer fully describing the services, the payment terms, the Company's principal place of business, and agent authorized to receive service. Customers have three days to cancel a CSO contract. The CSO statute also prohibits the Company from making false or misleading representations or statements, receiving compensation solely for referring a customer to a lender who will or may make the loan on substantially the same terms, and engaging in fraudulent or deceptive conduct. Violations of the CSO statute could subject the Company to criminal and civil liability.

In Texas, the Company does business with two unaffiliated lenders. The lenders are not required to be licensed and are not regulated by a state agency, provided the interest rate charged on their loans does not exceed 10% annually. The lenders are authorized to charge a late fee for loans past due more than 10 days and an insufficient funds fee; however, the lenders that the Company does business with do not assess late fees. The insufficient funds fee is $30. If a customer defaults on a loan, the letter of credit issued by the Company authorizes the unaffiliated lender to make demand on the Company for payment of the principal, interest, and insufficient funds fee, if any. The Company is obligated to pay the lender on any demand made on the letter of credit pursuant to the terms and conditions set forth in the letter of credit.

PAYDAY LOAN REGULATIONS

During Fiscal 2005, the Company marketed and serviced payday loans on behalf of County Bank, in Texas, Florida and through its Austin, Texas based call center. The Delaware Department of Banking and the Federal Deposit Insurance Corporation (the "FDIC") supervise County Bank. These regulators review all aspects of County Bank's payday loan program as well as the Company's operations. In turn, County Bank periodically audits the Company's marketing and servicing operations. County Bank has notified the Company that it will cease making payday loans as of December 31, 2005.

In October 2003, the Company began marketing and servicing payday loans for County Bank in Florida through the Company's pawnshops. By December 31, 2005, the Company will have ceased marketing and servicing payday loans in Florida for County Bank, and will begin offering credit services in its Florida EZMONEY stores.

In May 2002, the Company also began marketing payday loans for County Bank through a call center located in Texas. On October 1, 2005, the Company ceased marketing new payday loans for County Bank in its call center. It will continue to service County Bank loans in its call center, including renewals of existing loans, through December 31, 2005, at which time the Company plans to close its payday loan call center.

In Colorado, the Company makes payday loans to customers pursuant to state law and its own underwriting guidelines. Payday loans made by the Company in Colorado are regulated by the Department of Law, Office of the Attorney General, Uniform Consumer Credit Code Division (the "UCCC Division"). The Company's Colorado stores have and are required to maintain a supervised lender's license issued by the UCCC Division. The UCCC Division maintains regulatory and supervisory authority over the Company's payday loan activities. The Company is required to maintain certain records related to its payday loans and include specific information and disclosures in the loan agreement.

The Colorado maximum payday loan amount is $500, exclusive of the service fee. Colorado law provides for a graduated service fee of 20% of the first $300 and 7.5% of the amount over $300. The loan term may not exceed 40 days, may be renewed once, and customers have the right to rescind the loan within one business day after the date the loan was made. By law, the loan cannot be renewed more than once and if it is renewed prior to the maturity date, the Company must refund a prorated portion of the service fee.

Payday loans made by the Company in Oklahoma are regulated by the Oklahoma Department of Consumer Credit (the "ODCC"). The Company's Oklahoma stores making payday loans are required to maintain a deferred deposit lender license issued by the ODCC. The ODCC maintains regulatory and supervisory authority over the pawnshops' payday loan activities. The Company is required to maintain certain records related to its payday loans and include specific information and disclosures in the loan agreement.

The Oklahoma maximum loan amount is $500 exclusive of the service fee. Oklahoma law provides for a service fee of 15% of the first $300 and 10% of the amount over $300. The loan term may not exceed 45 days, and customers have the right to rescind the loan within one business day after the date the loan was made. The loan cannot be renewed. The Company must deliver specific disclosures to the customer related to the customer's rights and responsibilities in the payday loan, as well as submit the customer's application and loan status to a state operated database in order to make certain determinations about outstanding or prior payday loans.

MISCELLANEOUS STATE AND FEDERAL LENDING STATUTES

The Company's pawn, CSO and payday loan operations are subject to extensive state and federal statutes and regulations such as the federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act and similar state laws. The Company complies with the requirements of these federal and state statutes and their regulations with respect to its business operations.

ITEM 1A. RISK FACTORS

Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and result of the Company's business. Readers are cautioned not to place undue reliance on this discussion, which speaks only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these risk factors which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

- CHANGES IN CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES COULD RESULT IN A SIGNIFICANT DECREASE IN REVENUES. Although the Company's customer base commonly uses its products and services, the Company's failure to meet changing demands of its customers could result in a significant decrease in its revenues.

- CHANGES IN GOVERNMENTAL RULES AND REGULATIONS APPLICABLE TO THE SPECIALTY FINANCIAL SERVICES INDUSTRY COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S LENDING ACTIVITIES. The Company's lending is subject to extensive regulation, supervision and licensing requirements under various federal, state and local laws, ordinances and regulations. New laws and regulations or changes in existing laws and regulations could have a negative impact on the Company's lending activities.

  THE COMPANY'S CSO REVENUES ARE DEPENDENT UPON UNAFFILIATED LENDERS' ABILITY AND WILLINGNESS TO MAKE LOANS TO THE COMPANY'S CUSTOMERS. The loss of the relationships with its unaffiliated lenders could significantly decrease the Company's revenues and earnings.

- ACHIEVEMENT OF THE COMPANY'S FUTURE FINANCIAL RESULTS IS DEPENDENT UPON ITS ABILITY TO OPEN AND ACQUIRE NEW STORES. The Company's expansion program is subject to numerous factors that cannot be predicted or controlled, such as identifying acceptable locations or attractive acquisition targets and the Company's ability to attract, train and retain qualified store associates.

- FLUCTUATIONS IN THE COMPANY'S SALES, PAWN LOAN BALANCES, SALES MARGINS, PAWN REDEMPTION RATES, AND SIGNATURE LOAN DEFAULT AND COLLECTION RATES COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S OPERATING RESULTS. The Company regularly experiences fluctuations in these operating metrics. Changes in any of these factors, as might be caused by changes in the economic environment or a significant decrease in gold prices, could materially and adversely affect the Company's profitability and ability to achieve its planned results.

- CHANGES IN THE COMPANY'S LIQUIDITY AND CAPITAL REQUIREMENTS COULD LIMIT ITS ABILITY TO ACHIEVE ITS PLANS. The Company requires continued access to capital; a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect the Company's ability to achieve its planned growth and operating results. Similarly, if actual costs to build new stores significantly exceed planned costs, this could materially restrict the Company's ability to build new stores or to operate new stores profitably. The Company's credit agreement also limits the allowable amount of capital expenditures in any given fiscal year, which could limit the Company's ability to build all planned new stores.

- CHANGES IN COMPETITION FROM VARIOUS SOURCES COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S ABILITY TO ACHIEVE ITS PLANS. The Company encounters significant competition in connection with its lending and retail operations from other pawnshops, cash advance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than the Company. Significant increases in these competitive influences could adversely affect the Company's operations through a decrease in the number or quality of signature and pawn loans or the Company's ability to liquidate forfeited collateral at acceptable margins.

- THE COMPANY'S EARNINGS COULD BE NEGATIVELY IMPACTED BY AN UNFAVORABLE OUTCOME OF LITIGATION OR REGULATORY ACTIONS. From time to time, the Company is involved in litigation and regulatory actions. The Company is currently a defendant in several actions. Although the Company believes the resolution of these actions will not have a material adverse effect on its financial condition, results of operation or liquidity, there can be no assurance as to the ultimate outcome of these actions.

- A FAILURE IN THE COMPANY'S INFORMATION SYSTEMS COULD PREVENT IT FROM EFFECTIVELY MANAGING AND CONTROLLING ITS BUSINESS OR SERVING ITS CUSTOMERS. We rely on our information systems to manage and control our stores and business. Our back-up systems and security measures could fail to prevent a disruption in the availability of our information systems. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.

- A FAILURE OF THE COMPANY'S INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY AND ITS INVESTORS' CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION. Effective internal controls and disclosure controls and processes are necessary for us to provide reliable financial reports and to detect and prevent fraud, and any failure in those controls could have a material negative impact on our financial results and the price of the Company's stock.

- ONE PERSON HOLDS VOTING CONTROL OF THE COMPANY AND CONTROLS THE OUTCOME OF ALL MATTERS REQUIRING A VOTE OF STOCKHOLDERS, WHICH MAY INFLUENCE THE VALUE OF OUR PUBLICLY TRADED STOCK. Mr. Phillip E. Cohen controls all of the Company's Class B Voting Common Stock. He elects all the Company's directors and controls the outcome of all other issues requiring a vote of stockholders. Some investors or potential investors may not like this concentration of control, which may adversely affect the price of the Company's Class A Common Stock.

- THE COMPANY FACES OTHER RISKS DISCUSSED UNDER QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK IN ITEM 7A OF THIS FORM 10-K.

- THE COMPANY ALSO FACES OTHER RISKS INDICATED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The typical Company pawnshop is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small retail operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. In 2003, the Company began developing Mono-line payday loan stores. A Mono-line store is designed to resemble a bank interior and offers only payday loans or credit services to help a customer obtain short-term signature loans. The typical stand-alone Mono-line store is approximately 1,000 square feet and is located in a retail strip center. In some of its pawnshop locations, the Company operates Mono-line adjoined stores of approximately 300 square feet, which have a different entrance, signage, decor, and staffing. From the customers' perspective, these are viewed as a separate business. The Company maintains property and general liability insurance for each of its stores. The Company's stores are open six or seven days a week.

As of October 31, 2005, the Company owned the real estate and building for one location containing an EZPAWN and an adjoining EZMONEY, leased 279 locations containing EZPAWNs and 157 adjoining EZMONEYs, and leased 76 EZMONEY Mono-line locations. The Company also owns the real estate and building for one non-operating location. In Fiscal 2003, the Company sold one parcel of land and entered into sale-leaseback transactions with unaffiliated parties for three of its store locations, each with an initial lease term of 15 years. The Company generally leases facilities for a term of five to ten years with one or more options to renew. The Company's existing leases expire on dates ranging between December 15, 2005 and April 30, 2023, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of any one of its leases would not have a material adverse effect on the Company's operations. The Company's strategy generally is to lease rather than acquire space for its stores unless the Company finds what it believes is a superior location at an attractive price.

Below is a summary of changes in the number of store locations during Fiscal 2003, 2004, and 2005. Included in the new stores opened in 2003, 2004, and 2005 are two, 93, and 63 EZMONEY stores adjoining existing pawnshop locations. All other new stores are separate EZMONEY locations.

                                                                            Fiscal Year Ended September 30,
                                                                            -------------------------------
                                                                              2003        2004        2005
                                                                              ----        ----        ----
Store count at beginning of fiscal year                                        280         284         405
New stores opened                                                                4         121         110
Stores closed or consolidated                                                    -           -          (1)
Stores sold as operating businesses                                              -           -           -
                                                                               ---         ---         ---
Store count at end of fiscal year                                              284         405         514
                                                                               ===         ===         ===

On an ongoing basis, the Company may close or consolidate under-performing store locations. In Fiscal 2005, the Company closed one Mono-line store.

The following table presents the number of locations serving each metropolitan area or region (as defined by the Company) as of October 31, 2005:

                                          EZPAWN           EZMONEY
                                         Stores in        Stores in
Region/Area                              Each Area        Each Area
-----------                              ---------        ---------
 Texas:
          Houston                            59               69
          Dallas                             17               44
          San Antonio                        21               23
          West and Southwest                 19               16
          Valley                             20                8
          Austin Area                         7               19
          Central                            10                7
          Panhandle                           9                6
          Corpus Christi                      8                6
          Laredo Area                        11                2
                                            ---              ---
             Total Texas                    181              200

 Colorado:
          Denver Area                        17               14
          Colorado Springs Area               7               10
                                            ---              ---
             Total Colorado                  24               24

 Oklahoma:
          Tulsa Area                         10                3
          Oklahoma City Area                  9                3
          Other Areas                         1                -
                                            ---              ---
             Total Oklahoma                  20                6

 Florida:
          Tampa                               9                3
          Orlando                             8                -
          Other Areas                         1                -
                                            ---              ---
             Total Florida                   18                3

 Indiana:
          East Indianapolis                   7                -
          South Indianapolis                  8                -
                                            ---              ---
             Total Indiana                   15                -

 Alabama:
          Birmingham Area                     5                -
          Mobile                              2                -
          Other Areas                         1                1
                                            ---              ---
             Total Alabama                    8                1

 Nevada:
          Las Vegas                           4                -
                                            ---              ---
             Total Nevada                     4                -

                                          EZPAWN            EZMONEY
                                        Stores in          Stores in
Region/Area                             Each Area          Each Area
-----------                             ---------          ---------
Tennessee:
         Memphis                             3                   -
                                           ---                 ---
            Total Tennessee                  3                   -

Louisiana:
        New Orleans Area                     2                   -
        Other Areas                          1                   -
                                           ---                 ---
           Total Louisiana                   3                   -

Mississippi:
        Jackson                              2                   -
        Other Areas                          1                   -
                                           ---                 ---
           Total Mississippi                 3                   -

Arkansas:
        West Helena                          1                   -
                                           ---                 ---
           Total Arkansas                    1                   -
                                           ---                 ---

           Total Company                   280                 234
                                           ===                 ===

In addition to its store locations, the Company leases its 27,400 square foot corporate office and 8,100 square foot facility for its jewelry processing center, payday loan call center, and payday loan collections center located in Austin, Texas.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and regulatory actions. Currently, the Company is a defendant in several actions. While the ultimate outcome of these actions cannot be ascertained, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. There can be no assurance, however, as to the ultimate outcome of these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The NASDAQ Stock Market under the symbol EZPW. As of October 31, 2005, there were 116 stockholders of record of the Company's Class A Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), and as of October 31, 2005, such stock was held by one stockholder of record.

The high and low per share price for the Company's Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

                                                                               High          Low
                                                                               ----          ---
Fiscal 2004:
                        First quarter ended December 31, 2003                 $  9.00       $ 5.81
                        Second quarter ended March 31, 2004                     11.91         8.40
                        Third quarter ended June 30, 2004                       13.44         7.13
                        Fourth quarter ended September 30, 2004                 10.53         6.55

Fiscal 2005:
                        First quarter ended December 31, 2004                 $ 15.41       $ 7.47
                        Second quarter ended March 31, 2005                     21.69        12.66
                        Third quarter ended June 30, 2005                       16.15         9.37
                        Fourth quarter ended September 30, 2005                 19.14        10.85

On October 31, 2005, the Company's Class A Common Stock closed at $14.69 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements of the Company and accompanying notes included elsewhere in this Form 10-K:

                             SELECTED FINANCIAL DATA

                                                                  Fiscal Years Ended September 30,
                                                    ------------------------------------------------------------
                                                     2001          2002         2003         2004         2005
                                                     ----          ----         ----         ----         ----
                                                     (Amounts in thousands, except per share and store figures)
                                                    (a)           (a)
Operating Data:
Sales                                               $128,637     $131,046     $134,591     $143,472     $148,410
Pawn service charges                                  54,666       56,676       58,175       59,090       62,274
Payday loan service charges                            2,142        8,251       12,538       23,874       28,954
Credit service fees                                        -            -            -            -       13,246
Other                                                    725          925        1,045        1,361        1,275
                                                    --------     --------     --------     --------     --------
Total revenues                                       186,170      196,898      206,349      227,797      254,159
Cost of goods sold                                    79,089       84,936       86,100       88,202       90,678
                                                    --------     --------     --------     --------     --------
Net revenues                                         107,081      111,962      120,249      139,595      163,481
Store operating expenses                              73,823       74,325       80,688       86,862       95,876
Payday loan bad debt and other direct expenses         1,422        3,940        4,685        9,103        7,808
Credit service bad debt and other direct
  expenses                                                 -            -            -            -        6,395
Corporate administrative expenses                     14,043       15,619       17,008       21,845       23,067
Depreciation and amortization                         10,808       10,087        8,775        7,512        8,104
Restructuring expense                                   (696)           -            -            -            -
Interest expense, net                                  8,245        4,770        2,006        1,528        1,275
Equity in net income of unconsolidated
  affiliate                                             (267)        (604)      (1,412)      (1,739)      (2,173)
Loss on sale of assets                                   413          327          170            3           79
Impairment of investment                                   -            -        1,100            -            -
                                                    --------     --------     --------     --------     --------
Income (loss) before income taxes and
  cumulative effect of adopting a new
  accounting principle                                  (710)       3,498        7,229       14,481       23,050
Income tax expense (benefit)                            (142)       1,294       (1,170)       5,358        8,298
                                                    --------     --------     --------     --------     --------
Income (loss) before cumulative effect of
  adopting a new accounting principle                   (568)       2,204        8,399        9,123       14,752
Cumulative effect of adopting a new
  accounting principle, net of tax                         -            -       (8,037)           -            -
                                                    --------     --------     --------     --------     --------
Net income (loss)                                   $   (568)    $  2,204     $    362     $  9,123     $ 14,752
                                                    ========     ========     ========     ========     ========
Earnings (loss) per common share, assuming          $  (0.05)    $   0.18     $   0.03     $   0.70     $   1.09
  dilution

   Cash dividends per common share                  $      -       $    -       $    -       $    -       $    -

   Weighted average common shares and
        share equivalents, assuming dilution          12,104       12,292       12,552       13,122       13,574

Stores operated at end of period                         283          280          284          405          514

                                                                         September 30,
                                                    ------------------------------------------------------------
                                                     2001         2002         2003         2004         2005
                                                     ----         ----         ----         ----         ----
BALANCE SHEET DATA:
Pawn loans                                          $ 47,144     $ 49,248     $ 47,955     $ 49,078     $ 52,864
Payday loans                                           1,250        2,326        3,630        7,292        1,634
Inventory                                             34,231       32,097       29,755       30,636       30,293
Working capital                                       75,334       86,425       90,885       93,062       92,954
Total assets                                         178,560      165,970      153,690      164,322      165,448
Long-term debt                                        60,192       42,245       31,000       25,000        7,000
Stockholders' equity                                 101,957      104,544      105,478      116,729      133,543

                                                                  Fiscal Years Ended September 30,
                                                    ------------------------------------------------------------
Pro forma amounts assuming the new
  accounting principle is applied
  retroactively:                                      2001         2002         2003         2004        2005
                                                      ----         ----         ----         ----        ----
      Net income                                    $    129     $  2,901     $  8,399     $  9,123     $ 14,752
      Net income per diluted share                      0.01         0.24         0.67         0.70         1.09
      Total assets                                   167,069      155,091      153,959      164,591      165,717

(a)   Beginning in Fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, which ceased amortization of certain indefinite lived intangible assets (See Note B to consolidated financial statements). Amortization expense and equity in net income of affiliate before Fiscal 2003 are stated on the historical accounting method, and are not directly comparable to Fiscal 2003 through Fiscal 2005 amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12-month periods ended September 30, 2003, 2004, and 2005 ("Fiscal 2003", "Fiscal 2004", and "Fiscal 2005"). The discussion should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.

                             SUMMARY FINANCIAL DATA

                                                                            Fiscal Years Ended September 30,
                                                                            --------------------------------
                                                                             2003          2004          2005
                                                                             ----          ----          ----
NET REVENUES:                                                           (Dollars in thousands, except as indicated)
           Sales                                                           $134,591      $143,472       $148,410
           Pawn service charges                                              58,175        59,090         62,274
           Payday loan service charges                                       12,538        23,874         28,954
           Credit service fees                                                    -             -         13,246
           Other                                                              1,045         1,361          1,275
                                                                           --------      --------       --------
                   Total revenues                                           206,349       227,797        254,159
           Cost of goods sold                                                86,100        88,202         90,678
                                                                           --------      --------       --------
                   Net revenues                                            $120,249      $139,595       $163,481
                                                                           ========      ========       ========
           Income before cumulative effect of adopting a new
                accounting principle                                       $  8,399      $  9,123       $ 14,752
           Cumulative effect of adopting new accounting
                principle, net of tax                                       (8,037)             -              -
                                                                           --------      --------       --------
           Net income                                                      $    362      $  9,123       $ 14,752
                                                                           ========      ========       ========
OTHER DATA:
           Gross margin on sales                                               36.0%         38.5%          38.9%
           Average annual inventory turnover                                    2.7x          2.8x           3.0x
           Average inventory per pawn location at year end                 $    106      $    109       $    108
           Average pawn loan balance per pawn location at year end         $    171      $    175       $    189
           Average pawn loan at year end (whole dollars)                   $     71      $     70       $     76
           Average yield on pawn loan portfolio                                 126%          126%           133%
           Pawn loan redemption rate                                             76%           76%            77%
           Signature loan bad debt as a percent of signature loan                28%           34%            31%
               revenues (a)

(a)   Signature loans include payday loans (included in the Company's balance sheet) and loans coordinated through the Company's credit services (excluded from the Company's balance sheet).

                                                                               Fiscal Years Ended September 30,
                                                                               --------------------------------
                                                                               2003          2004          2005
                                                                               ----          ----          ----
EXPENSES AND INCOME AS A PERCENTAGE OF NET REVENUE (%):
               Store operating                                                 67.1          62.2           58.6
               Payday loan bad debt & other direct expenses                     3.9           6.5            4.8
               Credit service bad debt & other direct expenses                    -             -            3.9
               Administrative                                                  14.1          15.6           14.1
               Depreciation and amortization                                    7.3           5.4            5.0
               Interest, net                                                    1.7           1.1            0.8
               Income before income taxes                                       6.0          10.4           14.1
               Income before cumulative effect                                  7.0           6.5            9.0

STORES IN OPERATION:
               Beginning of year                                                280           284            405
               New openings                                                       4           121            110
               Sold, combined, or closed                                          -             -             (1)
                                                                               ----          ----           ----
               End of year                                                      284           405            514
                                                                               ====          ====           ====
               Average number of locations during the year                      280           337            462

COMPOSITION OF ENDING STORES:
               EZPAWN locations                                                 280           280            280
               Mono-line signature loan locations adjoining EZPAWNs               2            95            158
               Mono-line signature loan locations - free standing                 2            30             76
                                                                               ----          ----           ----
               Total stores in operation                                        284           405            514
                                                                               ====          ====           ====
               EZPAWN locations offering signature loans                        225           162             98
               Total locations offering signature loans                         229           287            332

GENERAL

The Company is primarily a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. In 280 EZPAWN locations (as of September 30, 2005), the Company offers non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, the Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. In 234 EZMONEY ("Mono-line" stores) and 98 EZPAWN locations (as of September 30, 2005), the Company offers short-term non-collateralized loans, often referred to as payday loans, or fee based credit services to customers seeking loans.

The income earned on pawn lending is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company's loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. The Company's average pawn loan amount has historically averaged between $70 and $75 but varies depending on the valuation of each item pawned. The loan duration ranges between 60 and 120 days, consisting of the regulated term plus a grace period offered by the Company.

Also in its pawnshops, the Company acquires inventory for its retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customers' merchandise. The realization of gross profit on sales of inventory depends primarily on the Company's assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the property.

As of September 30, 2005, the Company offered credit services or unsecured payday loans (collectively, "signature loans") in 234 EZMONEY Mono-line stores, 98 of its pawnshops, and in an Austin, Texas based payday loan call center.

The Company earns payday loan service charge revenue on its payday loans. As of September 30, 2005, the Company markets and services payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank in 69 locations and its call center. After origination of the loans, the Company may purchase a 90% participation in the loans made by County Bank and marketed by the Company. Effective December 31, 2005, County Bank will no longer maintain a payday loan program. Most of these locations will begin providing credit services to consumers in obtaining loans from an unaffiliated lender. In 63 of its locations, the Company makes payday loans in compliance with state law. The average payday loan amount is approximately $380 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned ranges from $15 to $20 for a 7 to 23-day period.

On July 15, 2005, the EZMONEY stores located in Texas ceased marketing payday loans and began providing fee-based credit services to consumers in obtaining loans from an unaffiliated lender. At September 30, 2005, 200 of the Company's 234 signature loan stores offered credit services. The Company does not participate in the loans made by the lender, but earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrower's creditworthiness through the issuance of a letter of credit. The average loan obtained by the Company's credit service customers is approximately $500 and the terms are generally less than 30 days, averaging about 19 days.

In Fiscal 2005, the Company's net income improved to $14.8 million compared to $9.1 million in Fiscal 2004. Contributing to the earnings improvement was significant growth in the Company's signature loan business, as well as improvements in its pawn loan yield and gross profits on merchandise sales. Partially offsetting these factors was the incremental operating costs at the 109 new Mono-line stores, a full year of expenses at the 121 Mono-line stores added in Fiscal 2004, and an increase in administrative expenses.

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

Management believes the following critical accounting policies and estimates could have a significant impact on its results of operations. Readers should refer to Note A of the Company's consolidated financial statements for a more complete review of the Company's other accounting policies and estimates used in the preparation of its consolidated financial statements.

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans in its ending portfolio. Unexpected variations in any of these factors could increase or decrease the Company's estimate of collectible loans, affecting the Company's earnings and financial condition. In Fiscal 2005, 98.7% ($61.5 million) of recorded pawn service charge revenue was collected in cash, and 1.3% ($0.8 million) resulted from an increase in accrued pawn service charges receivable.

PAYDAY LOAN REVENUE RECOGNITION: Payday loans and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans. The Company accrues service charges on the percentage of loans the Company deems to be collectible using the interest method. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default and increase service charge revenue upon subsequent collection. In Fiscal 2005, 104.2% ($30.2 million) of recorded payday loan service charge revenue was collected in cash, offset by 4.2% ($1.2 million) from a decrease in accrued payday loan service charges receivable. The decrease relates to the July 15, 2005 conversion of many stores from offering payday loans to offering fee-based credit services.

The Company considers a payday loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in "bad debt and other payday loan direct expenses," were $8.0 million and $6.6 million in Fiscal 2004 and Fiscal 2005, representing 34% and 23% of payday loan service charges in the respective periods.

ALLOWANCE FOR LOSSES ON PAYDAY LOANS: The Company also provides an allowance for losses on active payday loans and related service charges receivable, based on recent loan default experience and expected seasonal variations. The accuracy of the Company's allowance estimate is dependent upon several factors, including its ability to predict future default rates based on historical trends and expected future events. Actual loan losses could vary from those estimated due to variance in any of these factors. Changes in the principal valuation allowance are charged to bad debt expense in the Company's statement of operations. Changes in the service charge receivable valuation allowance are charged to payday loan service charge revenue. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance. The Company believes it effectively manages these risks through its underwriting criteria, closely monitoring the performance of the portfolio, and participating in loans made by a bank using similar strategies. At September 30, 2005, the allowance for losses on payday loans was $0.2 million, representing 60% of payday loan fees receivable.

CREDIT SERVICE REVENUE RECOGNITION: The Company earns credit service fees when it assists customers in obtaining a loan from an unaffiliated lender. The Company accrues credit service fees on the percentage of fees the Company expects to collect. Accrued fees related to defaulted loans are deducted from credit service fee revenue upon loan default and increase credit service fee revenue upon subsequent collection.

CREDIT SERVICE BAD DEBT AND OTHER DIRECT EXPENSES: As part of its credit services, the Company issues a letter of credit to enhance the creditworthiness of the Company's customers seeking loans from an unaffiliated lender. The letter of credit assures the lender that if the borrower defaults on his loan, the Company will pay the lender the principal and accrued interest owed by the borrower, plus an insufficient funds fee, all of which the Company records as bad debt and then attempts to collect from the borrower. The Company considers a loan defaulted, and pays all amounts due under the related letter of credit, if the loan has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, the Company charges those amounts to bad debt upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. The Company's credit service bad debt, included in credit service bad debt and other direct expenses, was $6.4 million for Fiscal 2005, representing 48% of credit service fee revenues in Fiscal 2005. The Company had no bad debt in Fiscal 2003 or Fiscal 2004, as it did not offer credit services in those years.

CREDIT SERVICE ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses it expects to incur under letters of credit for loans that are active at period-end but have not yet matured. Its allowance is based on recent loan default experience and expected seasonal variations, and includes all amounts it expects to pay to the unaffiliated lender upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts it expects to subsequently collect from borrowers ("Expected LOC Losses"). Changes in the valuation allowance are charged to credit service bad debt expense in the Company's statement of operations. At September 30, 2005, the allowance for Expected LOC Losses was $1.4 million, representing 46% of credit service fees receivable.

Based on the same expected loss and collection percentages, the Company also provides an allowance for its credit service fees it expects not to collect and charges changes in the credit service fee receivable valuation allowance to credit service fee revenue. At September 30, 2005, this reserve amounted to $0.3 million, or 9.0% of credit service fees receivable.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2005, this allowance was approximately $1.9 million, or 5.9% of the gross inventory balance. Changes in the inventory valuation allowance are recorded as cost of goods sold. The accuracy of the company's inventory allowance is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold values could increase or decrease the company's inventory allowance.

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

The Company's Fiscal 2005 pawn service charge revenue increased 5.4%, or $3.2 million from Fiscal 2004 to $62.3 million. The growth was due to an improvement in loan yields to 133% from 126% in Fiscal 2004. Slightly offsetting this was a 0.3% lower average outstanding pawn loan balance in Fiscal 2005.

Fiscal 2005 sales increased $4.9 million from Fiscal 2004 to $148.4 million. The increase was due to a $2.8 million increase in jewelry scrapping and a $2.1 million increase in same store merchandise sales. Below is a summary of Fiscal 2004 and 2005 sales and margins:

                                                                              Fiscal Year Ended September 30,
                                                                              -------------------------------
                                                                                     2004         2005
                                                                                     ----         ----
                                                                                   (Dollars in millions)
Merchandise sales                                                                  $ 116.8      $ 119.0
Jewelry scrapping sales                                                               26.7         29.4
                                                                                   -------      -------
Total sales                                                                          143.5        148.4

Gross profit on merchandise sales                                                  $  49.1      $  50.3
Gross profit on jewelry scrapping sales                                                6.1          7.5

Gross margin on merchandise sales                                                     42.1%        42.3%
Gross margin on jewelry scrapping sales                                               23.0%        25.3%
Overall gross margin                                                                  38.5%        38.9%

Fiscal 2005 overall gross margins on sales increased 0.4 of a percentage point from Fiscal 2004 to 38.9%. Margins on merchandise sales increased 0.2 of a percentage point as a result of less discounting and lower loan values on forfeited collateral. Jewelry scrapping margins improved 2.3 percentage points due largely to gold prices rising at a faster rate than the Company's increases in gold loan and purchase values. Future fluctuations in gold prices would have an immediate and direct impact on the proceeds of scrapped jewelry. In response to these fluctuations, the Company may adjust the amount it lends on jewelry, as it did in Fiscal 2005, which would ultimately impact the cost of inventory sold and sales margins. Inventory shrinkage, included in cost of goods sold, was 1.5% of merchandise sales in Fiscal 2005 compared to 1.7% in Fiscal 2004.

At September 30, 2005, the Company offered signature loans in 332 locations and a call center, an increase from September 30, 2004, when the Company offered signature loans in 287 locations and a call center. Prior to July 15, 2005, the Company's signature loans consisted of only payday loans. Beginning July 15, 2005, most of its locations offering payday loans ceased marketing payday loans and began providing fee-based credit services to consumers in obtaining loans from an unaffiliated lender.

The Company opened 121 signature loan stores in Fiscal 2004, and another 110 in Fiscal 2005. One Mono-line location was closed in Fiscal 2005. Signature loan data (combined payday loan and credit service activities) are as follows for Fiscal 2004 and 2005:

                                                                                     Fiscal Year Ended September 30,
                                                                                     -------------------------------
                                                                                       2004                   2005
                                                                                       ----                   ----
                                                                                          (Dollars in thousands)
Service charge revenue                                                               $ 23,874               $ 42,200
Bad debt:
    Net defaults, including interest and insufficient fund fees on CSO
      loans                                                                           (7,966)               (11,960)
    Change in valuation allowance                                                       (260)                (1,043)
    Insufficient funds fees collected and other related costs                             159                      3
                                                                                     --------               --------
        Net bad debt                                                                  (8,067)               (13,000)
Other direct transaction expenses                                                     (1,036)                (1,203)
Operating expenses at Mono-line stores                                                (3,239)               (12,859)
Depreciation and amortization at Mono-line stores                                       (156)                  (590)
Collection and call center costs (included in administrative expense)
                                                                                        (851)                (1,579)
                                                                                     --------               --------
Contribution to operating income                                                     $ 10,525               $ 12,969
                                                                                     ========               ========

Average signature loan balance outstanding during year (a)                           $  5,581               $ 10,118
Signature loan balance at end of year (a)                                            $  7,292               $ 15,904
Participating locations at end of year, including call center (whole
   numbers)                                                                               288                    333
Signature loan bad debt as a percent of service charge revenue                             34%                    31%
Signature loan net default rate (a) (b)                                                   5.9%                   5.0%

(a)   Signature loan balances include payday loans recorded on the Company's balance sheet and the principal portion of active loans outstanding from CSO lenders, the balance of which is not included on the Company's balance sheet.

(b)   Principal defaults net of collections, as a percent of signature loans made and renewed.

The Contribution to operating income presented above includes the effect of incremental operating expenses at Mono-line stores. Shared costs at adjoined Mono-line stores, such as rent and labor, have been excluded from these figures.

Signature loan service charge revenue increased from Fiscal 2004 primarily due to higher average loan balances at existing stores and the addition of new Mono-line stores. Although signature loan bad debt has improved three percentage points as a percent of related service charges, it increased $4.9 million in Fiscal 2005 due to the increased volume of signature loans. As a percent of related service charges, the Company's bad debt on payday loans decreased from 34% in Fiscal 2004 to 23% in Fiscal 2005, but bad debt on CSO activities was 48% of related service charges. To transition customers from County Bank loans to credit services, the Company relaxed its underwriting criteria during the transitional period. In doing so, the Company enjoyed a significant increase in credit services volume, but did experience an increase in the losses on its letters of credit obligations as compared to its bad debt on payday loans. The Company has made subsequent modifications to its underwriting for the credit services and expects future bad debt rates to be lower than those experienced during this transitional period.

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At September 30, 2005, the valuation allowance was 60% of payday loan fees receivable, or 7.8% of payday loan principal and fees receivable.

Store operating expenses increased to $95.9 million in Fiscal 2005 from $86.9 million in Fiscal 2004. The increase was due to $9.6 million additional operating expenses at new Mono-line stores opened in Fiscal 2005 or stores opened during Fiscal 2004 with a full year of expenses in Fiscal 2005. Included in this amount is a one-time cost of $0.6 million related directly to the conversion of stores from offering payday loans to offering credit services. Offsetting this was a $0.6 million reduction in same store operating expenses. Although operating expenses increased in dollars, it represents a 3.6 percentage point decrease when measured as a percent of net revenue.

Administrative expenses were $23.1 million (14.1% of net revenue) in Fiscal 2005 compared to $21.8 million (15.6% of net revenue) in Fiscal 2004. The $1.3 million increase is due primarily to a $1.9 million increase in labor and benefits, a $0.8 million increase in legal and professional fees, and a $0.3 million increase in travel expenses, offset by a $1.1 million reduction in restricted stock grants and related taxes. Also offsetting the increase was the absence of a $0.7 million impairment of a note receivable from a former Chief Executive Officer of the Company, as was seen in Fiscal 2004. Included in administrative expenses are management fees for a related party totaling $1.2 million and $0.8 million in Fiscal 2005 and 2004, as more fully discussed in
Item 13 of this report.

Depreciation and amortization expense increased $0.6 million in Fiscal 2005 to $8.1 million, primarily due to the net effect of assets placed in service versus assets that became fully depreciated during the year. Of the total, $0.4 million related to new stores and $0.2 million related to same stores.

In Fiscal 2005, interest expense decreased to $1.3 million from $1.5 million in Fiscal 2004. The improvement resulted primarily from lower average debt balances outstanding during the year. At September 30, 2005, the Company's total debt was $7.0 million compared to $25.0 million at September 30, 2004. Decreases in the debt balance were funded by cash flow from operations after funding all investment activity.

The Fiscal 2005 income tax expense was $8.3 million, or 36% of pre-tax income, compared to $5.4 million, or 37% of pre-tax income in Fiscal 2004. The decrease in the Fiscal 2005 effective tax rate is primarily due to non-deductible executive compensation in Fiscal 2004 that did not recur in Fiscal 2005.

Operating income for Fiscal 2005 improved $8.0 million over Fiscal 2004 to $22.2 million. The $2.4 million increased contribution from signature loans, $3.2 million increase in same store pawn service charges, $2.5 million improvement in gross profit on sales, and $0.6 million reduction in same store operating expenses account for most of the improvement. These improvements were partially offset by the $1.3 million increase in administrative expenses.

After a $0.3 million improvement in interest expense, the $0.4 million increased equity in Albemarle & Bond's earnings, and other smaller items, income before income taxes grew to $23.1 million from $14.5 million in Fiscal 2004. After income taxes, net income improved from $9.1 million in Fiscal 2004 to $14.8 million in Fiscal 2005.

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

Payday loan data are as follows for Fiscal 2003 and 2004:

                                                                                  Fiscal Year Ended September 30,
                                                                                  -------------------------------
                                                                                    2003                   2004
                                                                                    ----                   ----
                                                                                      (Dollars in thousands)
Service charge revenue                                                            $ 12,538               $ 23,874
Bad debt:
    Net defaults on loans                                                           (3,505)                (7,966)
    Change in valuation allowance                                                      (91)                  (260)
    Insufficient funds fees collected and other related costs                           45                    159
                                                                                  --------               --------
        Net bad debt                                                                (3,551)                (8,067)
Other direct transaction expenses                                                   (1,134)                (1,036)
Incremental operating expenses at Mono-line stores                                     (40)                (3,239)
Incremental depreciation and amortization at Mono-line stores                           (2)                  (156)
Collection and call center costs (included in administrative expense)
                                                                                      (650)                  (851)
                                                                                  --------               --------
Contribution to operating income                                                  $  7,161               $ 10,525
                                                                                  ========               ========
Average payday loan balance outstanding during year                               $  2,763               $  5,581
Payday loan balance at end of year                                                $  3,630               $  7,292
Average loan balance per participating location at end of year                    $     16               $     25
Participating locations at end of year, including call center (whole                   230                    288
   numbers)
Bad debt as a percent of service charge revenue                                         28%                    34%
Net default rate (a)                                                                   5.0%                   5.9%

      (a) Principal defaults net of collections, as a percent of loans made and renewed.

The Contribution to operating income presented above includes the effect of incremental operating expenses at Mono-line stores. Shared costs at adjoined Mono-line stores, such as rent and labor, have been excluded from these figures.

Payday loan service charge revenue increased from Fiscal 2003 primarily due to higher average loan balances at existing stores and the addition of new Mono-line stores. Payday loan bad debt also increased $4.5 million in Fiscal 2004. Approximately 75% of the increase in bad debt was related to the higher average loan balances, while 25% was caused by the increase in the net default rate from 28% to 34% of related service charge revenues. Slightly offsetting the increase in bad debt was a $0.1 million reduction in other payday loan direct transaction expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

In Fiscal 2005, the Company's $31.7 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $28.1 million, and
(ii) $3.6 million of changes in operating assets and liabilities, primarily accounts payable and accrued expenses. In Fiscal 2004, the Company's $27.2 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $22.3 million, and (ii) $4.9 million of changes in operating assets and liabilities, primarily accounts payable, accrued expenses, and federal income taxes. The primary differences between cash flow from operations for Fiscal 2004 and Fiscal 2005 are an increase in signature loan fees collected, gross profit on sales of inventory, and pawn service charged collected.

In Fiscal 2005, the Company invested $9.2 million in property and equipment, $3.6 million in funding pawn loans, net of repayments and recoveries through the sale of forfeited collateral, and $1.0 million in funding payday loans net of repayments. These changes, an $18.0 million reduction in debt, and a $1.7 million increase in cash on hand were funded by the cash flow from operations discussed above, the $0.9 million of dividends from Albemarle & Bond Holding, plc, and the $0.9 million proceeds from the exercise of employee stock options.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30 (in thousands):

                                                                         Payments due by Period
                                                                         ----------------------
                                                                 Less than 1                                More than 5
Contractual Obligations                            Total            year       1-3 years       3-5 years       years
-----------------------                          ---------       -----------   ---------       ---------    -----------
Long-term debt obligations                       $   7,000        $      -      $ 7,000        $      -      $      -
Interest on long-term debt obligations                 704             469          235               -             -
Capital lease obligations                                -               -            -               -             -
Operating lease obligations                         96,108          14,610       25,360          18,737        37,401
Purchase obligations                                     -               -            -               -             -
Other long-term liabilities                              -               -            -               -             -
                                                 ---------        --------      -------        --------      --------
Total                                            $ 103,812        $ 15,079      $32,595        $ 18,737      $ 37,401
                                                 =========        ========      =======        ========      ========

In addition to the contractual obligations in the table above, the Company is obligated by letters of credit issued to unaffiliated lenders as part of its credit service operations. At September 30, 2005, the Company's maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $15.7 million. This amount includes principal, interest, and insufficient funds fees.

During the fiscal year ending September 30, 2006, the Company plans to open an additional 115 to 125 EZMONEY Mono-line stores for an expected capital expenditure of approximately $4.5 million, plus the funding of working capital and start-up losses at these stores. The Company believes that these new stores will create a drag on earnings in their first six to nine months of operations before turning profitable.

The Company's credit agreement matures April 1, 2007 and provides for a $40.0 million revolving credit facility. Under the terms of the agreement, the Company had the ability to borrow an additional $18.1 million at September 30, 2005, after allowing for $14.3 million in the principal portion of letters of credit issued under its CSO program. Advances are secured by the Company's assets. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The long-term debt obligation included in the table above is the balance outstanding on the Company's revolving credit agreement at September 30, 2005. The outstanding balance fluctuates based on cash needs and the interest rate varies in response to the Company's leverage ratio. For purposes of this table, the Company assumed the current outstanding balance and interest rate will be applicable through the maturity date of the credit agreement on April 1, 2007.

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

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Item 1A, "Risk Factors," of this Annual Report on Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and result of the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and gold values. The Company also is exposed to regulatory risk in relation to its credit services and payday loans. The Company does not use derivative financial instruments.

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

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its debt, all of which is variable-rate debt. If interest rates average 50 basis points more in 2006 than they did in 2005, the Company's annual interest expense would be increased by approximately $35,000. This amount is determined by considering the impact of the hypothetical interest rates on the Company's variable-rate debt at September 30, 2005.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to the equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the year ended June 30, 2005 (included in the Company's September 30, 2005 results on a three-month lag as described above) was approximately a $65,000 decrease, net of tax effect, to shareholders' equity. On September 30, 2005, the U.K. pound weakened to 1.00 to 1.76280 U.S. dollars from 1.80480 at June 30, 2005. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Reports of Independent Registered Public Accounting Firms                                            39

Consolidated Financial Statements:

       Consolidated Balance Sheets as of September 30, 2004 and 2005                                 41

       Consolidated Statements of Operations for each of the Three Fiscal Years
       Ended September 30, 2005                                                                      42

       Consolidated Statements of Cash Flows for each of the Three Fiscal Years
       Ended September 30, 2005                                                                      43

       Consolidated Statements of Stockholders' Equity for each of the Three  Fiscal Years
       Ended September 30, 2005                                                                      44

       Notes to Consolidated Financial Statements                                                    45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also include the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EZCORP, Inc.'s internal control over financial reporting as of September 30, 2005, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 18, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas
November 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EZCORP, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of EZCORP, Inc. and its subsidiaries for the year ended September 30, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of EZCORP, Inc. and its subsidiaries' operations and their cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective October 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles."

/s/ ERNST & YOUNG LLP

Austin, Texas
December 7, 2004

                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,
                                                                                  ----------------------
                                                                                    2004          2005
                                                                                  --------      --------
Assets:                                                                            (In thousands)
       Current assets:

          Cash and cash equivalents                                               $  2,506      $  4,168
          Pawn loans                                                                49,078        52,864
          Payday loans, net                                                          7,292         1,634
          Pawn service charges receivable, net                                       8,679         9,492
          Payday loan service charges receivable, net                                1,474           272
          Credit service fees receivable, net                                            -         3,007
          Inventory, net                                                            30,636        30,293
          Deferred tax asset                                                         9,711        10,534
          Prepaid expenses and other assets                                          2,321         1,998
                                                                                  --------      --------
             Total current assets                                                  111,697       114,262

       Investment in unconsolidated affiliate                                       16,101        17,348
       Property and equipment, net                                                  25,846        26,964
       Note receivable from related party                                            1,500             -
       Deferred tax asset, non-current                                               4,946         4,012
       Other assets, net                                                             4,232         2,862
                                                                                  --------      --------
       Total assets                                                               $164,322      $165,448
                                                                                  ========      ========
Liabilities and stockholders' equity:
       Current liabilities:
          Accounts payable and other accrued expenses                             $ 14,947      $ 18,988
          Customer layaway deposits                                                  1,645         1,672
          Federal income taxes payable                                               2,043           648
                                                                                  --------      --------
             Total current liabilities                                              18,635        21,308

       Long-term debt                                                               25,000         7,000
       Deferred gains and other long-term liabilities                                3,958         3,597
                                                                                  --------      --------
             Total long-term liabilities                                            28,958        10,597
       Commitments and contingencies                                                     -             -
       Stockholders' equity:
         Preferred Stock, par value $.01 per share; Authorized
             5,000,000 shares; none issued and outstanding                               -             -
         Class A Non-voting Common Stock, par value $.01 per share;
             Authorized 40,000,000 shares; 11,181,401 issued and 11,172,368 outstanding in 2004; 11,878,458 issued and 11,869,425
             outstanding in 2005                                                       112           117
         Class B Voting Common Stock, convertible, par value $.01 per share; Authorized 1,198,990 shares; Issued 1,190,057;
             Outstanding 1,190,057 at September 30, 2004 and 990,057 at
             September 30, 2005                                                         12            10
          Additional paid-in capital                                               116,683       118,219
          Retained earnings (accumulated deficit)                                      (38)       14,714
          Deferred compensation expense                                               (832)         (244)
                                                                                  --------      --------
                                                                                   115,937       132,816
          Treasury stock, at cost (9,033 shares)                                       (35)          (35)
          Accumulated other comprehensive income                                       827           762
                                                                                  --------      --------
             Total stockholders' equity                                            116,729       133,543
                                                                                  --------      --------
       Total liabilities and stockholders' equity                                 $164,322      $165,448
                                                                                  ========      ========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years Ended September 30,
                                                                     --------------------------------------
                                                                        2003          2004          2005
                                                                     ---------      ---------      --------
                                                                    (In thousands, except per share amounts)
Revenues:
   Sales                                                             $ 134,591      $ 143,472     $ 148,410
   Pawn service charges                                                 58,175         59,090        62,274
   Payday loan service charges                                          12,538         23,874        28,954
   Credit service fees                                                       -              -        13,246
   Other                                                                 1,045          1,361         1,275
                                                                     ---------      ---------      --------
             Total revenues                                            206,349        227,797       254,159

Costs of goods sold                                                     86,100         88,202        90,678
                                                                     ---------      ---------      --------
             Net revenues                                              120,249        139,595       163,481

Operating expenses:
   Operations                                                           80,688         86,862        95,876
   Payday loan bad debt and other direct expenses                        4,685          9,103         7,808
   Credit service bad debt and other direct expenses                         -              -         6,395
   Administrative                                                       17,008         21,845        23,067
   Depreciation                                                          8,685          7,435         8,036
   Amortization                                                             90             77            68
                                                                     ---------      ---------      --------
                                                                            --             --            --
             Total operating expenses                                  111,156        125,322       141,250
                                                                     ---------      ---------      --------
Operating income                                                         9,093         14,273        22,231

Interest expense, net                                                    2,006          1,528         1,275
Equity in net income of unconsolidated affiliate                        (1,412)        (1,739)       (2,173)
Loss on sale / disposal of assets                                          170              3            79
Impairment of investment                                                 1,100              -             -
                                                                     ---------      ---------      --------
Income before income taxes and cumulative effect
     of adopting a new accounting principle                              7,229         14,481        23,050
Income tax expense (benefit)                                            (1,170)         5,358         8,298
                                                                     ---------      ---------      --------
Income before cumulative effect of adopting a new
     accounting principle                                            $   8,399      $   9,123      $ 14,752

Cumulative effect of adopting a new accounting
     principle, net of tax                                              (8,037)             -             -
                                                                     ---------      ---------      --------
Net income                                                           $     362      $   9,123      $ 14,752
                                                                     =========      =========      ========
Income per common share - basic:
     Income before cumulative effect of adopting a new
       accounting principle                                          $    0.69      $    0.74      $   1.19
     Cumulative effect of adopting a new accounting
       principle, net of tax                                             (0.66)             -             -
                                                                     ---------      ---------      --------

     Net income                                                      $    0.03      $    0.74      $   1.19
                                                                     =========      =========      ========
Income per common share - assuming dilution:
     Income before cumulative effect of adopting a new
       accounting principle                                          $    0.67      $    0.70      $   1.09
     Cumulative effect of adopting a new accounting
       principle, net of tax                                             (0.64)             -             -
                                                                     ---------      ---------      --------

     Net income                                                      $    0.03      $   0. 70      $   1.09
                                                                     =========      =========      ========
Weighted average shares outstanding:
     Basic                                                              12,181         12,256        12,434
     Assuming dilution                                                  12,552         13,122        13,574

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended September 30,
                                                                                ------------------------------------
                                                                                  2003           2004          2005
                                                                                -------        --------      -------
                                                                                           (In thousands)
Operating Activities:
   Net income                                                                   $   362        $  9,123      $14,752
   Adjustments to reconcile net income to net cash provided by operating activities:
          Cumulative effect of adopting new accounting principle                  8,037               -            -
          Depreciation and amortization                                           8,775           7,512        8,104
          Payday loan loss provision                                              3,551           8,225        6,627
          Deferred taxes                                                         (7,327)         (2,103)         111
          Net loss on sale or disposal of assets                                    170               3           79
          Impairment of investment                                                1,100               -            -
          Impairment of receivable from stockholder                                   -             729            -
          Deferred compensation expense                                               3             538          588
          Income from investment in unconsolidated affiliate                     (1,412)         (1,739)      (2,173)
   Changes in operating assets and liabilities:
          Service charges and fees receivable, net                                 (421)           (428)      (2,618)
          Inventory                                                                 868              83          193
          Notes receivable from related parties                                      22               -        1,500
          Prepaid expenses, other current assets, and other assets, net           2,803            (545)       1,625
          Accounts payable and accrued expenses                                    (450)          3,964        4,107
          Restructuring reserve                                                     (34)              -            -
          Customer layaway deposits                                                (374)           (147)          27
          Deferred gains and other long-term liabilities                           (363)           (361)        (361)
          Federal income taxes                                                       31           2,371         (837)
                                                                                -------        --------      -------
Net cash provided by operating activities                                        15,341          27,225       31,724

Investing Activities:
   Pawn loans made                                                             (163,125)       (170,019)    (172,991)
   Pawn loans repaid                                                             90,691          92,457       93,315
   Recovery of pawn loan principal through sale of forfeited collateral          75,201          75,475       76,040
   Payday loans made                                                            (24,051)        (52,501)     (59,466)
   Payday loans repaid                                                           19,196          40,614       58,497
   Additions to property and equipment                                           (2,491)         (7,963)      (9,227)
   Dividends from unconsolidated affiliate                                          523             680          861
   Proceeds from sale of assets                                                     964               -            -
                                                                                -------        --------      -------
           Net cash used in investing activities                                 (3,092)        (21,257)     (12,971)

Financing Activities:
   Proceeds from exercise of stock options                                            -             450          909
   Debt issuance costs                                                                -            (408)           -
   Net payments on bank borrowings                                              (11,245)         (6,000)     (18,000)
                                                                                -------        --------      -------
          Net cash used in financing activities                                 (11,245)         (5,958)     (17,091)
                                                                                -------        --------      -------

   Change in cash and equivalents                                                 1,004              10        1,662
   Cash and equivalents at beginning of period                                    1,492           2,496        2,506
                                                                                -------        --------      -------
   Cash and equivalents at end of period                                        $ 2,496        $  2,506      $ 4,168
                                                                                =======        ========      =======
Cash paid during the periods for:
          Interest                                                              $ 3,017        $  1,746      $   943
          Income taxes                                                          $ 3,163        $  5,286      $ 9,244
Non-cash Investing and Financing Activities:
   Pawn loans forfeited and transferred to inventory                            $73,727        $ 76,439      $75,890
   Deferred gain on sale-leaseback                                              $   506        $      -      $     -
   Issuance of common stock to 401(k) plan                                      $    64        $     69      $    72
   Foreign currency translation adjustment                                      $   505        $    342      $    65
   Tax benefit from exercise of stock options                                   $     -        $      -      $   558

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                             Common Stock                  Retained                                           Accumulated
                            ---------------  Additional    Earnings       Deferred              Receivable       Other
                                       Par    Paid In    (Accumulated   Compensation  Treasury     From      Comprehensive
                            Shares    Value    Capital     Deficit)       Expense       Stock   Stockholder  Income (Loss)  Total
                            ------    -----  ----------  ------------    ---------    --------  -----------  ------------- --------
                                                                     (In thousands)
Balances at Sept. 30,       12,176    $ 122  $ 114,729    $  (9,523)      $       -   $   (35)   $     (729)   $      (20) $104,544
2002

   Issuance of Common
     Stock to 401(k) plan       21        -         64            -               -         -             -             -        64
   Amortization of stock
     option compensation         -        -          3            -               -         -             -             -         3
   Issuance of restricted
     shares to employee          -        -        784            -            (784)        -             -             -         -
   Foreign currency
     translation
     adjustment                  -        -          -            -               -         -             -           505       505
   Net income                    -        -          -          362               -         -             -             -       362
                                                                                                                           --------
   Total comprehensive
      income                     -        -          -            -               -         -             -             -       867
                            ------    -----  ---------    ---------       ---------   -------    ----------    ----------  --------
Balances at Sept. 30, 2003  12,197      122    115,580       (9,161)           (784)      (35)         (729)          485   105,478

   Issuance of Common
     Stock to 401(k) plan        9        -         69            -               -         -             -             -        69
   Issuance of restricted
     shares to employee          -        -        586            -               -         -             -           (48)      538
   Stock options exercised     165        2        448            -               -         -             -             -       450
   Receivable from
      stockholder
      written off                -        -          -            -               -         -           729             -       729
   Foreign currency
     translation
     adjustment                  -        -          -            -               -         -             -           342       342
   Net income                    -        -          -        9,123               -         -             -             -     9,123
   Total comprehensive
      income                     -        -          -            -               -         -             -             -     9,465
                            ------    -----  ---------    ---------       ---------   -------    ----------    ----------  --------
Balances at Sept. 30, 2004  12,371      124    116,683          (38)           (832)      (35)            -           827   116,729

   Issuance of Common
     Stock to 401(k) plan        4        -         72            -               -         -             -             -        72
   Amortization of
    deferred compensation        -        -          -            -             588         -             -             -       588
   Vesting of restricted
    stock                      125        -          -            -               -         -             -             -         -
   Stock options
    exercised                  368        3        906            -               -         -             -             -       909
   Tax benefit from
    exercise of stock
    options                      -        -        558            -               -         -             -             -       558
   Foreign currency
     translation
     adjustment                  -        -          -            -               -         -             -           (65)      (65)
   Net income                    -        -          -       14,752               -         -             -             -    14,752
                                                                                                                           --------
   Total comprehensive
      income                     -        -          -            -               -         -             -             -    14,687
                            ------    -----  ---------    ---------       ---------   -------    ----------    ----------  --------
Balances at Sept. 30, 2005  12,868    $ 127  $ 118,219    $  14,714       $    (244)   $  (35)    $       -    $      762  $133,543
                            ======    =====  =========    =========       =========   =======    ==========    ==========  ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: EZCORP, Inc. (the "Company") is primarily a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. At September 30, 2005, the Company offered non-recourse loans collateralized by tangible personal property, commonly known as pawn loans, in 280 EZPAWN locations. At these locations, the Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. In 234 EZMONEY locations and 98 EZPAWN locations, the Company offered short-term non-collateralized loans, often referred to as payday loans, or fee based credit services to customers seeking loans. The Company commenced its fee based credit services July 15, 2005.

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for its 28.7% interest in Albemarle & Bond Holdings, plc ("A&B") using the equity method.

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans in its ending portfolio. Unexpected variations in any of these factors could increase or decrease the Company's estimate of collectible loans, affecting the Company's earnings and financial condition. If the pawn loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (pawn loan principal) or market (net realizable value) of the property. When this inventory is sold, sales revenue and the related cost are recorded at the time of sale.

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

PAYDAY LOAN BAD DEBT AND OTHER DIRECT EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in bad debt and other payday loan direct expenses, were $3.5 million, $8.0 million and $6.6 million, representing 28%, 34% and 23% of payday loan service charges for the years ended September 30, 2003, 2004 and 2005, ("Fiscal 2003," "Fiscal 2004" and "Fiscal 2005") respectively.

PAYDAY LOAN ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses on active payday loans and related service charges receivable, based on recent loan default experience and expected seasonal variations. Changes in the principal valuation allowance are charged to bad debt expense in the Company's statement of operations. Changes in the service charge receivable valuation allowance are charged to payday loan service charge revenue. At September 30, 2003, 2004 and 2005, the allowance for losses on payday loans was $0.3 million, $0.6 million, and $0.2 million, respectively, representing 37%, 40%, and 60%, respectively, of payday loan fees receivable.

CREDIT SERVICE REVENUE RECOGNITION: The Company earns credit service fees when it assists customers in obtaining a loan from an unaffiliated lender. The Company accrues credit service fees on the percentage of fees the Company expects to collect. Accrued fees related to defaulted loans are deducted from credit service fee revenue upon loan default, and increase credit service fee revenue upon subsequent collection.

CREDIT SERVICE BAD DEBT AND OTHER DIRECT EXPENSES: As part of its credit services, the Company issues a letter of credit to enhance the creditworthiness of the Company's customers seeking loans from an unaffiliated lender. The letter of credit assures the lender that if the borrower defaults on his loan, the Company will pay the lender the principal and accrued interest owed it by the borrower, plus an insufficient funds fee, all of which the Company records as bad debt and then attempts to collect from the borrower. The Company considers a loan defaulted, and pays all amounts due under the related letter of credit, if the loan has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, the Company charges those amounts to bad debt upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. The Company's credit service bad debt, included in credit service bad debt and other direct expenses, was $6.4 million for the year ended September 30, 2005, ("Fiscal 2005"), representing 48% of credit service fee revenues in Fiscal 2005. The Company had no credit service bad debt in the years ended September 30, 2003 and 2004 ("Fiscal 2003" and "Fiscal 2004"), as it did not offer credit services in those years.

CREDIT SERVICE ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses it expects to incur under letters of credit for loans that are active at period-end but have not yet matured. Its allowance is based on recent loan default experience and expected seasonal variations, and includes all amounts it expects to pay to the unaffiliated lender upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts it expects to subsequently collect from borrowers ("Expected LOC Losses"). Changes in the valuation allowance are charged to credit service bad debt expense in the Company's statement of operations. At September 30, 2005, the allowance for Expected LOC Losses was $1.4 million, representing 46% of credit service fees receivable. The Company's maximum exposure for losses on letters of credit, if all loans defaulted and none was collected, was $15.7 million at September 30, 2005.

Based on the expected loss and collection percentages, the Company also provides an allowance for its credit service fees it expects not to collect, and charges changes in the credit service fee receivable valuation allowance to credit service fee revenue. At September 30, 2005, this reserve amounted to $0.3 million, or 9.0% of credit service fees receivable.

The Company had no credit service operations or allowances in Fiscal 2003 and Fiscal 2004.

TOTAL REVENUES: In Fiscal 2005, the Company's total revenues were comprised of 25% pawn service charges, 58% sales, and 17% signature loan fees (payday loans and credit services). In Fiscal 2004, the Company's total revenues were comprised of 26% pawn service charges, 63% sales, 10% payday loan service charges, and 1% other fee revenue.

CASH AND CASH EQUIVALENTS: The Company considers investments with maturities of 90 days or less when purchased to be cash equivalents.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2004 and 2005, the valuation allowance deducted from the carrying value of inventory amounted to $1,545,000 and $1,860,000 (4.8% and 5.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

SOFTWARE DEVELOPMENT COSTS: The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 2003, 2004, and 2005 approximately $233,000, $134,000, and $196,000 was capitalized in connection with the development and acquisition of internal software systems. No interest was capitalized in 2003, 2004, or 2005. Capitalized costs are amortized by the straight-line method over the estimated useful lives of each system, ranging from five to eight years.

CUSTOMER LAYAWAY DEPOSITS: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected and the related merchandise has been delivered to the customer.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Provisions for depreciation are computed on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 8 years for furniture, equipment, and software development costs. Leasehold improvements are depreciated over the shorter of their estimated useful life - typically 10 years - or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $59.3 million and $67.2 million at September 30, 2004 and 2005, respectively.

OPERATING LEASES: In a letter dated February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission expressed to the American Institute of Certified Public Accountants its interpretation of the rules for accounting for operating leases. In the quarter ended March 31, 2005, the Company performed a review of its lease accounting practices to ensure compliance with this letter. Consistent with industry practices, the Company historically recorded rent expense on a straight-line basis over the initial non-cancelable lease term. The Company has concluded that the calculation of straight-line rent should include lease renewal options that are reasonably assured, as defined in SFAS 98, "Accounting for Leases." As a result, the Company determined that rent expense was understated in previous periods by a cumulative amount of $0.3 million, which was recorded as operations expense in the quarter ended March 31, 2005. No prior periods were restated, as the amount was not material to any quarterly or annual period or to the Company's financial position in any period. The adjustment did not affect historical or future net cash flows or the timing of payments under related leases. The Company also reassessed the depreciable lives of its leasehold improvements to be the shorter of their estimated useful life or the reasonably assured lease term at the inception of the lease. This resulted in no cumulative difference, but did result in a $0.1 million increase in current depreciation expense in the quarter ended March 31, 2005.

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

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets (i.e., property and equipment) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in Fiscal 2004 or 2005.

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

FOREIGN CURRENCY TRANSLATION: The Company's equity investment in A&B is translated into U.S. dollars at the exchange rate as of A&B's balance sheet date of June 30. The related interest in A&B's net income is translated at the average exchange rate for each six-month period reported by A&B. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

COSTS OF GOODS SOLD: Included in costs of goods sold is the historical cost of inventory sold, inventory shrinkage, and any change in the Company's allowance for inventory shrinkage and valuation. Also included is the cost of the Company's central jewelry processing unit, as it relates directly to sales of precious metals to refiners.

OPERATIONS EXPENSE: Included in operations expense are costs related to operating the Company's stores. These costs include labor, other direct expenses such as utilities, supplies, and banking fees, and other indirect expenses such as store rent, building repairs and maintenance, advertising, and store property taxes and insurance.

ADMINISTRATIVE EXPENSE: Included in administrative expense are costs related to the Company's executive and administrative offices. This includes executive, administrative and regional salaries, wages and incentive compensation, professional fees, license fees, and costs related to the operation of the Company's administrative offices such as rent, property taxes, insurance, and information technology. Also included in administrative expense are costs of the Company's payday loan call center and bad debt collection center.

ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was approximately $1,189,000, $1,202,000, and $1,440,000 for the fiscal years ended September 30, 2003, 2004, and 2005, respectively.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. At June 30, 2004, the Company increased its estimate of the effective tax rate for its fiscal year ending September 30, 2004 from 34.5% to 37.0%, as more fully discussed in Note I, "Income Taxes." As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. As of September 30, 2004 and 2005, the Company did not have a valuation allowance on its deferred tax assets.

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

The following table presents the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based compensation:

                                                                    Years ended September 30,
                                                             -------------------------------------
                                                               2003           2004          2005
                                                             --------       --------      --------
                                                            (In thousands, except per share amounts)
Net income, as reported                                      $    362       $  9,123      $ 14,752
Add: stock-based employee compensation
    expense included in reported net income,
    net of related tax effects                                      -            350           376
Deduct:  total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects            (364)          (879)       (1,048)
                                                             --------       --------      --------
Pro forma net income (loss)                                  $     (2)      $  8,594      $ 14,080

Earnings per share, basic:
As reported                                                  $   0.03       $   0.74      $   1.19
Pro forma                                                    $   0.00       $   0.70      $   1.13

Earnings per share, assuming dilution:
As reported                                                  $   0.03       $   0.70      $   1.09
Pro forma                                                    $   0.00       $   0.65      $   1.04

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). The statement revises SFAS No. 123 and supersedes APB 25, under which the Company currently accounts for its share-based payments to its employees. SFAS No. 123R will be effective for the Company beginning October 1, 2005, and will require the Company to recognize as expense the grant-date fair value of share-based payments made to employees. Pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

The Company expects to adopt SFAS No. 123R using the modified prospective method, and expects to continue to estimate the fair value of stock options using the Black-Scholes option pricing model so that fair value estimates will be computed on a basis comparable with prior year pro forma compensation expense calculations. The amount of expense will depend largely on option exercises, forfeitures, cancellations, and any grants occurring during the year, and therefore cannot be reasonably estimated.

NOTE B: CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are no longer subject to amortization but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and pawn licenses, which lowered amortization expense approximately $603,000 annually, beginning October 1, 2002. The Company also ceased goodwill amortization related to its equity investment in A&B, which resulted in a $453,000 annual increase in "equity in net income of unconsolidated affiliates." During the quarter ended December 31, 2002, the Company, with the assistance of independent valuation specialists, completed impairment tests of its goodwill and pawn licenses. The goodwill testing estimated enterprise value based on discounted cash flows and market capitalization and indicated an implied fair value of goodwill of $0 based on the allocation of enterprise value to all of the Company's assets and liabilities. This resulted in an $8.0 million, net of tax, impairment charge for goodwill, recorded as a cumulative effect of adopting a new accounting principle. Separately, the estimated fair value of pawn licenses was compared to their carrying value, indicating no impairment. In accordance with SFAS No. 142, the Company also reassessed the useful lives of intangible assets other than goodwill and pawn licenses, resulting in no change. The Company assesses its goodwill and indefinite lived intangible assets as of July 1 of each year or more frequently if events or changes in circumstances indicate impairment. Excluding the cumulative adjustment recognizing impairment of the Company's goodwill, the Company concluded that there was no impairment of its indefinite lived intangible assets in Fiscal 2003, 2004, and 2005.

The following table presents the results of the Company on a comparable basis as if SFAS No. 142 had been effective for all periods presented.

                                                                                          Years Ended September 30,
                                                                                       -------------------------------
                                                                                         2003        2004        2005
                                                                                       -------     -------      ------
                                                                                    (In thousands, except per share amounts)
Net income, as reported                                                                $   362     $ 9,123      $14,752
Cumulative effect of adopting a new accounting principle, net of tax                     8,037           -            -
                                                                                       -------     -------      -------
Adjusted net income                                                                    $ 8,399     $ 9,123      $14,752
                                                                                        ======      ======      =======
Basic earnings per share:
    Net income as reported                                                             $  0.03     $  0.74      $  1.19
    Cumulative effect of adopting new accounting principle, net of tax                    0.66           -            -
                                                                                       -------     -------      -------
    Adjusted net income                                                                $  0.69     $  0.74      $  1.19
                                                                                        ======      ======      =======
Diluted earnings per share:
    Net income as reported                                                             $  0.03     $  0.70      $  1.09
    Cumulative effect of adopting a new accounting principle, net of tax                  0.64           -            -
                                                                                       -------     -------      -------
    Adjusted net income                                                                $  0.67     $  0.70      $  1.09
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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

                                            September 30, 2004         September 30, 2005
                                          -----------------------    -----------------------
                                          Carrying   Accumulated     Carrying   Accumulated
                                           Amount    Amortization     Amount    Amortization
                                          --------   ------------    --------   ------------
                                                            (In thousands)
License application fees                  $    345   $        195    $    345   $        226
Real estate finders' fees                      554            277         554            294
Non-compete agreements                         388            238         388            258
                                          --------   ------------    --------   ------------
Total                                     $  1,287   $        710    $  1,287   $        778
                                          ========   ============    ========   ============

Total amortization expense from definite-lived intangible assets was approximately $90,000, $77,000, and $68,000 for the years ended September 30, 2003, 2004, and 2005. The following table presents the Company's estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2005:

               Amortization
Fiscal Year      Expense
-----------    ------------
      (In thousands)
2006             $ 67
2007               67
2008               66
2009               57
2010               42

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE C: EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share is shown in the table below:

                                                                               Years Ended September 30,
                                                                         ------------------------------------
                                                                            2003         2004         2005
                                                                         ----------   ----------   ----------
                                                                                    (In thousands)
Numerator
   Numerator for basic and diluted earnings per share:
        Income before cumulative effect of adopting
        a new accounting principle                                       $    8,399   $    9,123   $   14,752
        Cumulative effect of adopting a new accounting
        principle, net of tax                                                (8,037)           -            -
                                                                         ----------   ----------   ----------
        Net income                                                              362        9,123       14,752
                                                                         ==========   ==========   ==========
Denominator
   Denominator for basic earnings per share: weighted average shares         12,181       12,256       12,434
   Effect of dilutive securities:
       Options and warrants                                                     371          806        1,006
       Restricted common stock grants                                             -           60          134
                                                                         ----------   ----------   ----------
       Dilutive potential common shares                                         371          866        1,140
                                                                         ----------   ----------   ----------

   Denominator for diluted earnings per share: adjusted weighted
       average shares and assumed conversions                                12,552       13,122       13,574
                                                                         ==========   ==========   ==========
Basic earnings per share                                                 $     0.03   $     0.74   $     1.19
                                                                         ==========   ==========   ==========
Diluted earnings per share                                               $     0.03   $     0.70   $     1.09
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

Outstanding options to purchase shares of common stock were as follows:

                                                               Years Ended September 30,
                                                     ---------------------------------------------
                                                          2003           2004            2005
                                                     -------------   -------------   -------------
Total options outstanding
     Weighted average shares subject to options          2,001,344       2,255,604       2,089,908
     Average exercise price per share                $        6.14   $        6.61   $        6.95

Anti-dilutive options outstanding
     Weighted average shares subject to options            910,810       1,033,471          59,679
     Average exercise price per share                $       10.69   $       10.91   $       14.92

During Fiscal 2004, there were 42,787 of weighted average shares of restricted stock outstanding that were anti-dilutive. None were anti-dilutive in Fiscal 2005.

NOTE D: INVESTMENTS

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The shares were acquired in 1998 at a total cost of $12.8 million. A&B is primarily engaged in pawnbroking, retail jewelry sales, check cashing, and lending in the United Kingdom. The investment is accounted for using the equity method. Since A&B's fiscal year end is June 30, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's fiscal year end of September 30 represents its percentage interest in the results of A&B's operations from July 1 to June 30. In Fiscal 2004 and 2005, the Company received dividends from A&B of $680,000 and $861,000, respectively. The undistributed earnings included in the Company's consolidated retained earnings are $3.8 million as of September 30, 2005. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at October 31, 2005, the market value of this investment was approximately $35.6 million, based on the closing market price and currency exchange rate on that date.

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

Below is summarized financial information for A&B's most recently reported results (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for income statement items for the periods indicated):

                                                                As of June 30,
                                                           ------------------------
                                                              2004          2005
                                                           ----------    ----------
                                                                (In thousands)
Current assets                                             $   44,787    $   51,451
Non-current assets                                              8,649         9,475
                                                           ----------    ----------
   Total assets                                            $   53,436    $   60,926
                                                           ==========    ==========

Current liabilities                                        $    7,356    $    7,627
Non-current liabilities                                        15,927        18,837
Equity shareholders' funds                                     30,153        34,463
                                                           ----------    ----------
   Total liabilities and equity shareholders' funds        $   53,436    $   60,926
                                                           ==========    ==========

                                                                                 Years ended June 30,
                                                                         ------------------------------------
                                                                           2003          2004         2005
                                                                         ----------   ----------   ----------
                                                                                    (In thousands)
Turnover (gross revenues)                                                $   32,094   $   38,891   $   44,620
Gross profit                                                                 22,468       27,613       32,555
Profit after tax (net income)                                                 4,827        6,024        7,539

At September 30, 2005, the recorded balance of the Company's investment in A&B, accounted for on the equity method, was $17.3 million. The Company's equity in net assets of A&B was $10.6 million. The difference between the recorded balance and the Company's equity in A&B's net assets represents the $6.7 million of unamortized goodwill which resulted from the initial purchase, plus the cumulative difference resulting from A&B's earnings, dividend payments, and translation gain since the date of investment.

In 2000, the Company invested $1.1 million in an internet related start-up company and accounted for it under the cost method. Based on the investee's performance, the Company determined at September 30, 2003 that its investment was fully impaired, resulting in a $1.1 million impairment charge recorded in Fiscal 2003.

NOTE E: PROPERTY AND EQUIPMENT

Major classifications of property and equipment were as follows:

                                                                 September 30,
                                                           ------------------------
                                                              2004          2005
                                                           ----------    ----------
                                                                (In thousands)
Land                                                       $       44    $       44
Buildings and improvements                                     34,775        38,527
Furniture and equipment                                        28,901        33,296
Software                                                       21,275        21,407
Construction in progress                                          131           934
                                                           ----------    ----------
Total                                                          85,126        94,208

Less accumulated depreciation                                 (59,280)      (67,244)
                                                           ----------    ----------

                                                           $   25,846    $   26,964
                                                           ==========    ==========

NOTE F: ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

                                                                 September 30,
                                                           ------------------------
                                                              2004          2005
                                                           ----------    ----------
                                                                (In thousands)
Trade accounts payable                                     $    3,333    $    3,760
Accrued payroll and related expenses                            6,449         6,398
Accrued interest                                                  136           145
Accrued rent and property taxes                                 2,285         3,099
Accrual for expected losses on CSO letters of credit                -         1,391
Other accrued expenses                                          2,744         4,195
                                                           ----------    ----------
                                                           $   14,947    $   18,988
                                                           ==========    ==========

NOTE G: LONG-TERM DEBT

Long-term debt consisted of:

                                                                 September 30,
                                                           ------------------------
                                                              2004          2005
                                                           ----------    ----------
                                                                (In thousands)
Note payable to bank under credit agreement                $   25,000    $    7,000

Less current maturities                                             -             -
                                                           ----------    ----------
                                                           $   25,000    $    7,000
                                                           ==========    ==========

At September 30, 2005, the Company's credit agreement provided for a $40.0 million revolving credit facility with an effective rate of 4.9375% and a maturity date of April 1, 2007. The effective interest rate at September 30, 2004 was 3.5%. Advances are secured by the Company's assets. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

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

At September 30, 2005, warrants to purchase 22,396 shares of Class A Common Stock and 4,074 shares of Class B Common Stock at $6.17 per share were outstanding. The warrants are not mandatorily redeemable, and are exercisable at the option of the holder through July 25, 2009.

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

On November 5, 1998, the Compensation Committee of the Board of Directors approved a grant of 1,023,000 options to executive officers, exercisable at $10.00 per share, and, except as discussed below, vesting on October 6, 2008. As of September 30, 2005, 450,000 of these options remained outstanding (options granted less options canceled due to employee termination) and none had been exercised. The terms of this grant provide for accelerated vesting upon achievement of certain debt to equity ratios and levels of earnings per share.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2005, 294,500 of these options remained outstanding, 135,000 options have been canceled due to employee termination, and 140,500 options have been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005. As of September 30, 2005, 72,500 options are exercisable.

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

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The Company also agreed to reimburse the Chairman for the income tax consequences resulting from the award. The market value of the restricted stock on the award date was $0.8 million, which was amortized over the two-year restriction period ended September 17, 2005. The Company amortized to expense $0.4 million of this cost in each of the fiscal years ended September 30, 2004 and 2005. In the quarter ended December 31, 2003, the Company also reimbursed $0.8 million for the Chairman's one-time taxes related to the award. The reimbursement was charged to administrative expense. These restricted shares are not included in the Summary of Option Plan Activity or Range of Options Outstanding tables below.

Also on September 17, 2003, the Compensation Committee of the Board of Directors approved a grant of 100,000 options to the Chairman of the Board, exercisable at $6.27 per share. Forty percent of these options vested September 15, 2004, and the remaining 60% vested September 15, 2005.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The Company also agreed to reimburse him for the income tax consequences resulting from the award. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The market value of the restricted stock on the award date was $0.6 million, which was being amortized over a three-year period based on the Company's initial expectation that earlier vesting objectives would be met. One third of the shares vested January 15, 2005 based on the attainment of the goals for accelerated vesting. During the Fiscal 2004 and 2005 Periods, $0.1 million and $0.2 million of this cost was amortized to expense, respectively. Effective October 1, 2005, the Company determined it no longer believes the requirements will be met for accelerated vesting. Accordingly, the remaining unamortized deferred compensation of $0.2 million will be amortized ratably over the vesting period ending January 1, 2009.

Additionally in the quarter ended March 31, 2004, the Company reimbursed $0.3 million for the Chief Executive Officer's one-time taxes related to the award. The reimbursement was charged to administrative expense. These restricted shares are not included in the Summary of Option Plan Activity or Range of Options Outstanding tables below.

Also on January 15, 2004, the Compensation Committee of the Board of Directors approved a grant of 324,000 options to key individuals exercisable at $9.77 per share, and except as discussed below, vesting on January 1, 2009. An additional grant under the same conditions was granted on April 19, 2004 at an exercise price of $10.60 per share. As of September 30, 2005, all options remain outstanding and none have been exercised. The terms of the grant provide for accelerated vesting upon achievement of certain objectives.

In Fiscal 2003, 2004, and 2005, the Compensation Committee of the Board of Directors approved additional grants of options under the 1998 and 2003 Plans at exercise prices ranging from $2.00 to $16.06. Under the 1991 Plan, the 1998 Plan and the 2003 Plan, options typically vest at 20% each year and are fully vested in five years. They have a contractual life of ten years. Total options available for grant at September 30, 2005 under the 2003 Plan were 71,500. A summary of the option plans' activity follows:

                         SUMMARY OF OPTION PLAN ACTIVITY

                                                                    Price Range of
                                              Number of Shares          Shares        Weighted Average
                                              --------------------------------------------------------
Outstanding at September 30, 2002                    1,451,723      $ 2.00 - $21.75   $           7.71
                                              ----------------      ---------------   ----------------
       Granted                                         876,000      $ 2.30 - $ 6.27   $           3.05
       Forfeited                                      (200,030)     $ 2.00 - $13.00   $           3.64
       Expired                                         (14,700)              $21.75   $          21.75
       Exercised                                             -                    -                  -
                                              ----------------      ---------------   ----------------
Outstanding at September 30, 2003                    2,112,993      $ 2.00 - $15.00   $           6.13
                                              ----------------      ---------------   ----------------
       Granted                                         412,500      $ 5.92 - $12.15   $           9.60
       Forfeited                                     (113,240)      $ 2.00 - $ 4.00   $           2.48
       Expired                                       (128,000)      $13.00 - $14.50   $          13.98
       Exercised                                     (165,800)      $ 2.00 - $ 6.27   $           2.70
                                              ----------------      ---------------   ----------------
Outstanding at September 30, 2004                    2,118,453      $ 2.00 - $15.00   $           6.80
                                              ----------------      ---------------   ----------------
       Granted                                         105,000      $ 8.86 - $16.06   $          10.58
       Forfeited                                      (21,690)      $ 2.00 - $ 8.86   $           5.97
       Expired                                        (34,973)      $12.50 - $12.75   $          12.67
       Exercised                                     (366,890)      $ 2.00 - $10.00   $           2.46
                                              ----------------      ---------------   ----------------
Outstanding at September 30, 2005                    1,799,900      $ 2.00 - $16.06   $           7.80
                                              ----------------      ---------------   ----------------

                          RANGE OF OPTIONS OUTSTANDING

                                             Weighted                    Exercisable
                                Weighted     Average                       Shares
                   Number of     Average    Remaining                     Weighted
   Range of         Shares      Exercise   Contractual                    Avg. Exer.
Exercise Prices   Outstanding     Price    Life (Years)    Exercisable     Price
---------------   -----------   --------   ------------    -----------   -----------
$  2.00-$  2.90      480,900    $   2.41       6.60          169,510     $      2.29
$  3.50-$  4.24       37,000    $   4.00       7.64           14,800     $      4.00
$  5.92-$  8.86      243,000    $   7.15       8.35          123,600     $      6.34
$  9.77-$ 16.06    1,039,000    $  10.57       5.25          311,500     $     11.45
---------------    ---------    --------       ----          -------     -----------
$  2.00-$ 16.06    1,799,900    $   7.80       6.08          619,410     $      7.75

Pro forma information regarding net income (loss) is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option valuation model, the Company used the following weighted average assumptions for the years ended September 30, 2003, 2004, and 2005, respectively:

                                                                                    September 30,
                                                                         ------------------------------------
                                                                            2003         2004         2005
                                                                         ----------   ----------   ----------
Risk-free interest rate                                                        2.82%        3.22%        3.24%
Dividend yield                                                                    0%           0%           0%
Volatility factor of the expected market price of the
    Company's common stock                                                     0.56         0.38         0.41
Expected life of the options                                                5 years     10 years     10 years
Weighted average fair value of options granted:
    Exercise price greater than market value at date of grant            $     1.47   $        -   $        -
    Exercise price equal to market value at date of grant                $     2.33   $     5.20   $     6.11
    Exercise price less than market value on the date of grant           $        -   $        -   $        -

Shares of reserved common stock at September 30, 2005, were as follows:

                                                             Class A       Class B
                                                           ----------    ----------
Stock compensation plans                                    1,551,310             -
Stock warrants                                                 22,396         4,074
Conversion of Class B Common Stock                            998,990             -
                                                           ----------    ----------
                                                            2,572,696         4,074
                                                           ==========    ==========

Pro forma information regarding net income (loss) is presented in Note A, "Organization and Summary of Significant Accounting Policies."

NOTE I: INCOME TAXES

The income tax provision (benefit) attributable to continuing operations is as follows:

                                                                              Years Ended September 30,
                                                                         ------------------------------------
                                                                            2003         2004         2005
                                                                         ----------   ----------   ----------
                                                                                    (In thousands)
Current
   Federal                                                               $    3,046   $    7,400   $    8,121
   State                                                                          -           61           67
                                                                         ----------   ----------   ----------
                                                                              3,046        7,461        8,188

Deferred
   Federal                                                                   (4,216)      (2,103)         110
   State                                                                          -            -            -
                                                                         ----------   ----------   ----------
                                                                         $  (1, 170)  $    5,358   $    8,298
                                                                         ==========   ==========   ==========

The income tax provision (benefit) is included in the financial statements as follows:

                                                                              Years Ended September 30,
                                                                         ------------------------------------
                                                                            2003         2004         2005
                                                                         ----------   ----------   ----------
                                                                                    (In thousands)
Continuing operations                                                    $   (1,170)  $    5,358   $    8,298
Cumulative effect of adopting a new accounting
    principle                                                                (3,111)           -            -
                                                                         ----------   ----------   ----------
                                                                         $   (4,281)  $    5,358   $    8,298
                                                                         ==========   ==========   ==========

A reconciliation of income taxes calculated at the statutory rate and the provision (benefit) for income taxes attributable to continuing operations is as follows:

                                                                              Years Ended September 30,
                                                                         ------------------------------------
                                                                            2003         2004         2005
                                                                         ----------   ----------   ----------
                                                                                    (In thousands)
Income taxes at the federal statutory rate                               $    2,458   $    5,068   $    8,068
State income tax, net of federal benefit                                          -           61           93
Change in valuation allowance                                                (3,700)           -            -
Other                                                                            72          229          137
                                                                         ----------   ----------   ----------
                                                                         $   (1,170)  $    5,358   $    8,298
                                                                         ==========   ==========   ==========

In the quarter ended June 30, 2004, the Company increased its estimate of the effective tax rate for the Fiscal 2004 period from 34.5% to 37.0%. The increase resulted primarily from the determination in the quarter that certain executive compensation would not be deductible for federal income tax purposes in 2004 and from an increase in expected state income taxes. This, combined with the Company's continued growth in earnings and projected future earnings, also increased the tax rate at which the Company expects its net deferred tax assets to be realized. The one-time benefit received as a result of the revaluation of the Company's deferred tax assets due to the increase in the expected future tax rate is included in the "Other" category in the 2004 rate reconciliation above. The Company's effective tax rate was 36.0% in Fiscal 2005.

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                              2004          2005
                                                           ----------    ----------
                                                               (In thousands)
Deferred tax liabilities:
   Tax over book amortization                              $    3,935    $    3,764
   Foreign income and dividends                                   844         1,309
   Prepaid expenses                                               167           321
                                                           ----------    ----------
Total deferred tax liabilities                                  4,946         5,394

Deferred tax assets:
   Book over tax depreciation                                   9,330         8,347
   Tax over book inventory                                      6,185         6,266
   Accrued liabilities                                          1,235         1,901
   Pawn service charges receivable                              2,464         2,694
   Tax carry-forwards                                             389           389
   Impairment of receivable from stockholder                        -           343
                                                           ----------    ----------
Total deferred tax assets                                      19,603        19,940
                                                           ----------    ----------
Net deferred tax asset                                         14,657        14,546
Valuation allowance                                                 -             -
                                                           ----------    ----------
Net deferred tax asset                                     $   14,657    $   14,546
                                                           ==========    ==========

In Fiscal 2003, the Company eliminated the valuation allowance of $3.7 million based on management's belief that it was more likely than not that the Company's net deferred tax asset would be realized as a result of expected future taxable income from operations and implementation of certain tax planning strategies, if required.

Substantially all of the Company's operating income was generated from domestic operations during 2004 and 2005. At September 30, 2004 and 2005, the Company has provided deferred income taxes on all undistributed earnings from its foreign unconsolidated affiliate. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2004 and 2005 of approximately $680,000 and

$861,000, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

The Company has no net operating loss carry-forward or alternative minimum tax credit carry-forward at September 30, 2005.

NOTE J: RELATED PARTY TRANSACTIONS

As of October 1, 2004, the Company entered into a financial advisory services agreement with Madison Park, L.L.C. ("Madison Park"), an affiliate of the controlling stockholder. The agreement requires Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury, and other advisory services for a monthly fee of $100,000, inclusive of most expenses. The Madison Park agreement has a three-year term and the Company has the right to terminate the agreement at any time. Madison Park can terminate only at the end of any one of the Company's fiscal years. Prior to entering into the agreement with Madison Park, the Audit Committee obtained a fairness opinion from a qualified, independent financial advisory firm. The fairness opinion supported the fees for the services to be rendered based on the terms of the agreement and the Company's strategic plan. Philip E. Cohen is a principal in Morgan Schiff, Madison Park, and the general partner of the controlling stockholder. In Fiscal 2005, total payments to Madison Park amounted to $1,200,000.

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff & Co., Inc. ("Morgan Schiff"), an affiliate of the general partner of the controlling stockholder, provided financial advisory services to the Company through October 1, 2004 for a monthly fee, inclusive of most expenses. These services included advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury, and other advisory services. As a result of entering the agreement with Madison Park, the Company elected not to renew its financial advisory services agreement with Morgan Schiff at October 1, 2004. Through April 30, 2004, Morgan Schiff received a financial advisory fee of $100,000 per month, inclusive of most expenses. As of May 1, 2004, the Company withheld the payment of the monthly fee pending the outcome of a review by the Audit Committee of the historical expenses paid by the Company to Morgan Schiff. The Audit Committee presented a preliminary report including findings with respect to the historical expense review.

Based on the review and the findings of the Audit Committee performed in consultation with its independent counsel and financial advisors, the Company determined that it overpaid expenses to Morgan Schiff in prior years. The Audit Committee did not find any evidence of wrongdoing or bad faith on the part of Morgan Schiff and Morgan Schiff disagreed with the Audit Committee's preliminary findings. The Audit Committee recommended that the Company seek a recovery from Morgan Schiff in the amount of $400,000. Based on the Audit Committee's recommendation, the Company offset monthly fees due Morgan Schiff in the amount of $400,000, and reduced by that amount its Administrative Expense and Accounts Payable for the year ended September 30, 2004. The Audit Committee and the Company have determined not to take any further action on this matter at this time.

The table below summarizes the monthly fee earned and expense reimbursements paid to Morgan Schiff by the Company during Fiscal 2003, 2004, and 2005 (in thousands):

                                      2003         2004         2005
                                   ----------   ----------   ----------
Monthly retainer                   $      367   $    1,200   $        -
Expense reimbursements                    400         (398)           -
                                   ----------   ----------   ----------
Total                              $      767   $      802   $        -
                                   ==========   ==========   ==========

In 1994, the Company loaned a former chief executive ("CEO") $729,112.50 to purchase 50,000 shares of Class A Common Stock. The loan was shown as a reduction of stockholders' equity. In connection with his separation from the Company in 2000, the maturity date of the loan was extended to the earlier of
(a) ten business days following the first day that the closing price for the Company's stock equals or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan was forgiven until the first day that the closing price for the Company's stock equaled or exceeded $6 per share. On September 17, 2003, the Company's stock closed at $6.27. As a result, the former CEO became responsible for the payment of interest from September 18, 2003 through December 31, 2003. He paid accrued interest through December 31, 2003. Forgiveness of interest and related income tax costs prior to September 18, 2003 were charged as compensation expense. During Fiscal 2003, 2004, and 2005, the Company recognized compensation expense of $72,000, $0, and $0, respectively. On January 16, 2004 the Company's stock closed at $10.34 thereby accelerating the due date of the note. The former CEO defaulted in the payment of the note after it became due. On September 22, 2004, the Company obtained a judgment confirming an arbitration award on the note in the amount of $969,398.55 (principal of $729,112.50 and accrued interest of $240,286.05) plus post-judgment interest. On October 19, 2004, the former CEO filed a Chapter 7 bankruptcy seeking to discharge all of his debts including the debt represented by the judgment. A full valuation allowance has been recorded for the note, as its collection is doubtful.

In October 1994, the Board of Directors approved an agreement that provided incentive compensation to the Chairman, Sterling Brinkley, based on growth in the share price of the Company's Class A Common Stock. Mr. Brinkley was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.33% for Fiscal 2005).

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal would have been forgiven if, prior to its October 1, 2005 maturity date, a stock price target of $28.25 had been attained. Mr. Brinkley repaid his note in full in September 2005. Accrued interest was forgiven based upon continued employment, and the Company was required to reimburse Mr. Brinkley for the income tax consequences of the interest forgiveness. Charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $58,000, $41,000, and $60,000 for the years ended September 30, 2003, 2004, and 2005, respectively.

In February 2000, the Company loaned Mr. Rotunda $200,000 as an employment incentive. The principal and interest of the loan were subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company was required to reimburse Mr. Rotunda for the income tax consequence of any portion of the forgiveness. In Fiscal 2003, the remaining balance of this loan of $66,667 plus accrued interest of $1,651 was forgiven. During 2003, charges to operations consist of forgiveness of loan principal and interest and related income tax costs and totaled $113,960.

NOTE K: LEASES

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

                    (In thousands)
                    --------------
   2006               $  14,610
   2007                  13,377
   2008                  11,983
   2009                  10,207
   2010                   8,530
Thereafter               37,401
                      ---------
                      $  96,108
                      =========

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases amount to $9,600 in each of the fiscal years ending between 2006 and 2010, and $36,800 thereafter.

After an initial lease term of generally 5 to 10 years, the Company's lease agreements typically allow renewals in five-year increments. The Company's lease agreements generally include rent escalations throughout the initial lease term. Such rent escalations are included in the above numbers. For financial reporting purposes, the aggregate rentals over the lease term, including lease renewal options that are reasonably assured, are expensed on a straight-line basis.

Net rent expense for the years ending September 30, 2003, 2004, and 2005 was $15.5 million, $15.5 million, and $16.7 million, respectively. Net rent expense includes the collection of sublease rent revenue of approximately $75,000, $55,000, and $47,000 for years ending September 30, 2003, 2004, and 2005.

During Fiscal 2001, 2002, and 2003, the Company completed several sale-leaseback transactions of some of its previously owned facilities. Losses on such sales were recognized immediately, and gains on such sales were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $3.6 million at September 30, 2005, is included in "Deferred gains and other long-term liabilities" in the Company's consolidated balance sheet. The short-term portion, included in "Accounts payable and other accrued expenses" was $0.4 million at September 30, 2005. Future rentals pursuant to these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on the Company's other lease agreements.

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

NOTE M: 401(k) PLAN

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. To be eligible, an employee must be at least 21 years old and have been employed by the Company for at least six months. The Company, in its sole discretion, may match in the form of the Company's Class A Common Stock. Contribution expense related to the plan for 2003, 2004, and 2005 was approximately $64,000, $61,000 and $72,000, respectively.

NOTE N: CONTINGENCIES

From time to time, the Company is involved in litigation and regulatory actions. Currently, the Company is a defendant in several actions. While the ultimate outcome of these actions cannot be ascertained, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. There can be no assurance, however, as to the ultimate outcome of these actions.

NOTE O: QUARTERLY INFORMATION (UNAUDITED)

                                                       First        Second       Third       Fourth
                                                      Quarter      Quarter      Quarter      Quarter
                                                     ----------   ----------   ----------   ----------
                                                         (In thousands, except per share amounts)
YEAR ENDED SEPTEMBER 30, 2005

Total revenues                                       $   61,628   $   63,098   $   56,250   $   73,183
Net revenues                                             39,715       39,197       37,829       46,740
Net income                                                4,949        3,969        2,129        3,705

Income per common share, basic
Net income                                                 0.40         0.32         0.17         0.30

Income per common share, assuming dilution
Net income                                                 0.37         0.29         0.16         0.27

YEAR ENDED SEPTEMBER 30, 2004

Total revenues                                       $   54,314   $   58,289   $   51,141   $   64,053
Net revenues                                             35,041       35,772       31,801       36,981
Net income                                                2,990        3,007          253        2,873

Income per common share, basic
Net income                                                 0.25         0.25         0.02         0.23

Income per common share, assuming dilution
Net income                                                 0.23         0.23         0.02         0.22

In the quarter ended June 30, 2004, the Company increased its estimate of the effective tax rate for its fiscal year ending September 30, 2004 from 34.5% to 37.0%. The increase resulted primarily from the determination that certain executive compensation would not be deductible for federal income tax purposes in 2004 and from an increase in expected state income taxes. The increase in the effective income tax rate lowered net income in the quarter ended June 30, 2004 by $248,000, or $0.02 per share (basic and assuming dilution).

NOTE P: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for Fiscal 2005 and Fiscal 2004 was $14.7 million and $9.5 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income of $1.2 million is presented, net of tax of $0.4 million, in the consolidated balance sheets as "Accumulated other comprehensive income."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 6, 2004, the Company engaged BDO Seidman, LLP to audit the Company's consolidated financial statements beginning with the year ended September 30, 2004, and informed Ernst & Young, its previous independent accountant, that it planned to dismiss Ernst & Young as its independent accountant. On December 15, 2004, the Company formally dismissed Ernst & Young LLP as its independent accountant. The change was the result of a proposal and competitive bidding process involving several accounting firms. The decision to dismiss Ernst & Young LLP and to retain BDO Seidman, LLP was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board of Directors.

The Company had no disagreements on accounting or financial disclosure matters with either of its independent certified public accountants - BDO Seidman, LLP or Ernst & Young LLP - to report under this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

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

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of the Company's internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the Company's published consolidated financial statements.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2005, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

/s/ Joseph L. Rotunda                             /s/ Dan N. Tonissen
---------------------                             -------------------
Joseph L. Rotunda                                 Dan N. Tonissen
President, Chief Executive Officer                Senior Vice President,
& Director                                        Chief Financial Officer &
November 12, 2005                                 Director
                                                  November 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting and Scope of Management's Report, that EZCORP, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that EZCORP, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended of EZCORP, Inc. and our report dated November 18, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Dallas, Texas
November 18, 2005

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of October 31, 2005 were as follows:

Name                                    Age       Title
----                                    ---       -----
Sterling B. Brinkley (1)                53        Chairman of the Board of Directors
Joseph L. Rotunda (1) (3)               58        President, Chief Executive Officer, and Director
Dan N. Tonissen (1) (3)                 55        Senior Vice President, Chief Financial Officer,
                                                      Assistant Secretary, and Director

Thomas C. Roberts (2) (4)               63        Director
Gary C. Matzner (4)                     57        Director
Richard D. Sage (2) (4)                 65        Director
Daniel M. Chism                         37        Controller and Assistant Secretary
Robert A. Kasenter                      59        Senior Vice President of Administration
John R. Kissick                         63        Vice President of Strategic Development
Connie L. Kondik                        41        Vice President, Secretary, and General Counsel
Michael Volpe                           41        Vice President of EZPAWN Operations
Robert Jackson                          50        Vice President and Chief Information Officer
Eric Fosse                              42        Vice President of EZMONEY Operations

(1) Member of Executive Committee

(2) Member of Compensation Committee

(3) Member of Section 401(k) Plan Committee

(4) Member of Audit Committee

Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. Mr. Brinkley serves as a Director of Albemarle & Bond Holdings plc, which the Company owns approximately 29%. In addition, Mr. Brinkley was President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership until 2004. Mr. Brinkley has also served as Chairman of the Board or Chairman of the Executive Committee of Crescent Jewelers, Inc., an affiliate of the Company, since 1988 and currently serves as Chief Executive Officer. Crescent Jewelers, Inc., a private company, filed for Chapter 11 bankruptcy protection in August 2004. From 1990 to December 2003, he served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc., a publicly traded affiliate of the Company. In January 2005, Friedman's, Inc. filed for Chapter 11 bankruptcy. From 1986 to 1990, Mr. Brinkley served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

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

Mr. Roberts has served as a director and as Chairman of the Audit Committee of the Company's Board of Directors since January 2005. From 1970 to 1985, Mr. Roberts was with Schlumberger, Ltd., where he was an Executive Vice President and Chief Financial Officer from 1977 to 1979 and President of

Schlumberger's worldwide electronics operations from 1979 until 1985. From 1985 until 1989, he was President of Control Data Computer Systems and Services and a member of the Control Data Board of Directors. Since 1990, Mr. Roberts has been a private investor and is currently Chairman of the Board of Directors and Chairman of the Trust Committee of Pensco, Inc., a financial services company.

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

Mr. Kasenter joined the Company in August 2003 as Vice President of Human Resources and in October 2004 was promoted to Senior Vice President of Administration. He was a director of the Donnkenny Apparel Board from 2001 until April 2005, at which time Donnkenny filed for Chapter 11 bankruptcy protection and was sold. Mr. Kasenter was the President & Chief Executive Officer of Strategic Executive Actions, a Chicago-based management consulting firm specializing in human resource crisis issues, from 1999 to 2003. From 1968 to 1999, Mr. Kasenter was employed in various operating and administrative positions and ultimately served as the Executive Vice President of Human Resources and Corporate Communications for Montgomery Ward.

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

Mr. Jackson joined the Company in May 2004 as Vice President & Chief Information Officer. He was Chief Information Officer at DuPont Photomasks, Inc. from 1997 to 2004 where he also served as Controller from 1995 to 1996. Prior to 1995, Mr. Jackson held senior financial leadership positions in the U.S. and South America at E.I. DuPont de Nemours.

Mr. Fosse joined the Company in September 2004 as Vice President of EZMONEY Payday Loans. From 1991 to 2004, Mr. Fosse was employed in various operating positions and ultimately served as a Regional Vice President of G&K Services, a provider of garment and facility services to businesses across the United States and Canada.

COMMITTEES OF THE BOARD

The Board of Directors held eight meetings during the year ended September 30, 2005. The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 2005 were Mr. Brinkley, Mr. Rotunda, and Mr. Tonissen. The Executive Committee held several informal meetings during Fiscal 2005, and all members attended. The Audit Committee, comprised of Messrs. Roberts, Sage and Matzner, held four meetings in Fiscal 2005. Messrs. Roberts and Sage attended all Audit Committee meetings, and Mr. Matzner attended three of the four meetings. All audit committee members are independent directors and are financially literate. Mr. Roberts is the committee's chairman and is an "audit committee financial expert" as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934. The Compensation Committee, comprised of Mr. Sage and Mr. Roberts, held one meeting during Fiscal 2005. All actions taken by the committee during the year were by Written Unanimous Consent. The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen. Both members attended the one informal meeting held by the 401(k) Committee during Fiscal 2005. All Fiscal 2005 actions of this committee were by Written Unanimous Consents or by board resolutions. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based primarily on statements received from officers and directors and a review of the relevant Forms 3, 4, and 5, all officers, directors, and beneficial owners of more than ten percent of any class of equity securities were timely, except as noted below, throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

Richard Sage, Gary Matzner, and Robert Jackson each filed a Form 4 on October 7, 2004, two days after the deadline of October 5, 2004. Each of the filings reported a single grant of stock options awarded to each individual on October 1, 2004.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table presents compensation earned for services during Fiscal 2003, 2004, and 2005 by the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                               Long Term
                                                      Annual Compensation                     Compensation      All other
                                                        Salary      Bonus      Other        Restricted Stock  Compensation
         Name and Principal Position           Year       ($)        ($)        ($)             Awards ($)        ($)(2)
                                               ----     -------    -------    -------       ----------------  ------------
Sterling B. Brinkley                           2003     373,365     31,800          -            783,750         1,349
Chairman of the Board (1) (6)                  2004     473,077     22,650    759,847                  -         3,238
                                               2005     497,650          -          -                  -         1,625

Joseph L. Rotunda                              2003     469,154    538,318     74,812                  -         1,475
President, Chief Executive Officer and         2004     522,885    787,500    414,298            586,200         3,378
Director (3) (4)                               2005     575,481    721,875          -                  -         1,912

Dan N. Tonissen                                2003     259,577    102,050          -                  -           819
Senior Vice President, Chief Financial         2004     272,500    170,898          -                  -         2,327
Officer, Assistant Secretary and Director      2005     289,346    165,300          -                  -         1,086

Robert A. Kasenter                             2003      27,692          -     38,000                  -           251
Senior Vice President of                       2004     160,000     78,000          -                  -         1,364
Administration (5)                             2005     188,846    100,244          -                  -           722

Michael Volpe                                  2003           -          -          -                  -             -
Vice President of EZPAWN Operations (5)        2004     152,615     77,040     97,858                  -         1,353
                                               2005     166,250     57,276     41,458                  -           633

Eric Fosse                                     2003           -          -          -                  -             -
Vice President of EZMONEY                      2004           -          -          -                  -             -
    Operations (5)                             2005     168,269     78,313    150,437                  -           665

(1) On September 17, 2003, Mr. Brinkley was awarded 125,000 shares of restricted Class A Common Stock. The market value of this restricted stock grant on September 17, 2003 was $0.8 million. At the grant date, the Company also agreed to reimburse Mr. Brinkley for the income tax consequences of the award. According to the terms of the grant, the restrictions lapsed September 17, 2005.

(2) This category includes the value of any life insurance and disability premiums paid on behalf of the named executive.

(3) On January 15, 2004, Mr. Rotunda was awarded 60,000 shares of restricted Class A Common Stock with a fair value of $0.6 million on that date. The Company also agreed to reimburse Mr. Rotunda for the income tax consequences of the award. The restriction requires Mr. Rotunda to remain employed by the Company until January 1, 2009 at which time any unvested shares will vest. The shares are subject to earlier vesting based on the occurrence of certain objectives. 20,000 shares vested on January 15, 2005 based on the achievement of certain of those objectives. As of September 30, 2005, the market value of the 60,000 shares was $1.0 million.

(4) Mr. Rotunda's Other Annual Compensation in 2004 includes $336,223 for payment of taxes related to the restricted stock award, $51,272 expenses related to a country club membership plus taxes, and $26,803 for auto allowance plus taxes.

(5) Mr. Kasenter's, Mr. Volpe's, and Mr. Fosse's Other Annual Compensation is for relocation to Austin, Texas.

(6) Mr. Brinkley's 2004 Other Annual Compensation includes $746,163 for payment of taxes related to the restricted stock award on September 17, 2003 and the 2004 forgiveness of interest on his note.

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

INSIDER NOTES

In 1994, the Company loaned a former chief executive ("CEO") $729,112.50 to purchase 50,000 shares of Class A Common Stock. The loan was shown as a reduction of stockholders' equity. In connection with his separation from the Company in 2000, the maturity date of the loan was extended to the earlier of
(a) ten business days following the first day that the closing price for the Company's stock equals or exceeds $10 per share, or (b) August 1, 2005. Additionally, under the agreement, all accrued and unpaid interest due on the loan was forgiven until the first day that the closing price for the Company's stock equaled or exceeded $6 per share. On September 17, 2003, the Company's stock closed at $6.27. As a result, the former CEO became responsible for the payment of interest from September 18, 2003 through December 31, 2003. He paid accrued interest through December 31, 2003. Forgiveness of interest and related income tax costs prior to September 18, 2003 were charged as compensation expense. During Fiscal 2003, 2004, and 2005, the Company recognized compensation expense of $72,000, $0, and $0, respectively. On January 16, 2004 the Company's stock closed at $10.34 thereby accelerating the due date of the note. The former CEO defaulted in the payment of the note after it became due. On September 22, 2004, the Company obtained a judgment confirming an arbitration award on the note in the amount of $969,398.55 (principal of $729,112.50 and accrued interest of $240,286.05) plus post-judgment interest. On October 19, 2004, the former CEO filed a Chapter 7 bankruptcy seeking to discharge all of his debts including the debt represented by the judgment. A full valuation allowance has been recorded for the note, as its collection is doubtful.

In October 1994, the Board of Directors approved an agreement that provided incentive compensation to the Chairman, Sterling Brinkley, based on growth in the share price of the Company's Class A Common Stock. Mr. Brinkley was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.33% for Fiscal 2005).

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal would have been forgiven if, prior to its October 1, 2005 maturity date, a stock price target of $28.25 had been attained. Mr. Brinkley repaid his note in full in September 2005. Accrued interest was forgiven based upon continued employment, and the Company was required to reimburse Mr. Brinkley for the income tax consequences of the interest forgiveness. Charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $58,000, $41,000, and $60,000 for the years ended September 30, 2003, 2004, and 2005, respectively.

In February 2000, the Company loaned Mr. Rotunda $200,000 as an employment incentive. The principal and interest of the loan were subject to forgiveness in equal increments over a three-year period conditioned upon Mr. Rotunda's continued employment with the Company on February 24th of each year. The Company was required to reimburse Mr. Rotunda for the income tax consequence of any portion of the forgiveness. In Fiscal 2003, the remaining balance of this loan of $66,667 plus accrued interest of $1,651 was forgiven. During 2003, charges to operations consist of forgiveness of loan principal and interest and related income tax costs and totaled $113,960.

DIRECTOR COMPENSATION

The table below summarizes payments made to outside directors during Fiscal
2005:

                                                                                          Meeting
                                                  Compensation          Audit            Attendance
      Name                    Board Service        Committee          Committee              Fee            Total
      ----                    -------------       ------------        ---------          ----------       ---------
Thomas C. Roberts             $      18,000       $      6,000        $   4,500          $    9,250       $  37,750
Richard D. Sage                      24,000              6,000            4,000              13,250          47,250
Gary C. Matzner                      24,000                  -            6,000              11,000          41,000
                              -------------       ------------        ---------          ----------       ---------
                              $      66,000       $     12,000        $  14,500          $   33,500       $ 126,000
                              =============       ============        =========          ==========       =========

The Company had no other outside directors during Fiscal 2005.

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

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2005, 294,500 of these options remained outstanding, 135,000 options have been canceled due to employee termination, and 140,500 options have been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005. As of September 30, 2005, 72,500 options are exercisable.

On September 17, 2003, the Compensation Committee of the Board of Directors approved a grant of 100,000 options to Mr. Brinkley, exercisable at $6.27 per share. Forty percent of these options vested on September 15, 2004, and the remaining 60% vested on September 15, 2005.

Also on January 15, 2004, the Compensation Committee of the Board of Directors approved a grant of 324,000 options to key individuals exercisable at $9.77 per share, and except as discussed below, vesting on January 1, 2009. An additional grant under the same conditions was granted on April 19, 2004 at an exercise price of $10.60 per share. As of September 30, 2005, all options remain outstanding and none have been exercised. The terms of the grant provide for accelerated vesting upon achievement of certain objectives.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Named Executive Officers received no option or SAR grants in the fiscal year ended September 30, 2005.

                     AGGREGATE OPTIONS/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 2005 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.

                                      Shares                     Number of Securities      Value of Unexercised
                                     Acquired                  Underlying Unexercised          In-the-Money
                                        On          Value          Options/SARs at            Options/SARs at
                                     Exercise      Realized           FY-End (#)               FY-End ($)(1)
        Name                            (#)          ($)      Exercisable/Unexercisable  Exercisable/Unexercisable
        ----                         --------     ---------   -------------------------  -------------------------
Sterling B. Brinkley
Chairman of the Board                       -             -        100,000 / 350,000        $979,000 / $2,121,000

Joseph L. Rotunda
President, Chief Executive
Officer and Director                  260,000     4,195,404        200,000 / 90,000       $1,212,000 / $1,214,100

Dan N. Tonissen
Senior Vice President, Chief
Financial Officer, Assistant
Secretary and Director                 20,000       273,240        82,000 / 208,000        $679,200 / $1,779,480

Robert A. Kasenter
Senior Vice President of
Administration                              -             -        30,000 / 55,000          $244,000 / $428,900

Michael Volpe
Vice President of EZPAWN
Operations                                  -             -        24,000 / 56,000          $166,300 / $413,840

Eric Fosse
Vice President of
EZMONEY Operations                          -             -        4,000 / 16,000           $29,520 / $118,080

(1) Values stated are based upon the closing price of $16.06 per share of the Company's Class A Common Stock on The NASDAQ Stock Market on September 30, 2005, the last trading day of the fiscal year.

COMPENSATION PURSUANT TO PLANS

STOCK INCENTIVE PLAN

The Company's 1991 Incentive Stock Option Plan (the "1991 Plan") provided for
(i) the granting of incentive stock options to purchase Class A Common Stock,
(ii) the granting of nonqualified stock options to purchase Class A Common Stock, (iii) the granting of stock appreciation rights ("SARs"), and (iv) the granting of limited stock appreciation rights ("LSARs") .

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

Options granted under the 1991 Plan were granted at exercise prices equal to or above the fair market value on the date of the grant. In October 1994, the Board of Directors amended the Plan to provide accelerated vesting upon a change in control of the Company. As of September 30, 2005, the Company had 30,000 active options outstanding to executive officers under the 1991 Plan at $12.00. Of these options, all are vested and none has been exercised.

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan permits grants of the same types of options, SARs and LSARs as the 1991 Plan and provides for the issuance of shares for stock option awards of up to 1,275,000 of the Company's Class A Common Stock. In approving such plan, the Compensation Committee resolved that no further options would be granted under any previous plans. As of September 30, 2005, the Company had 969,500 active options outstanding to executive officers under the 1998 Plan at prices ranging from $2.00 to $15.00. Of these options, 599,200 are vested. During Fiscal 2005, 304,500 options have been exercised.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 570,000 options to executive officers, exercisable at $2.57 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2005, 294,500 of these options remained outstanding 135,000 options have been canceled due to employee termination, and 140,500 options have been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004, and 2005. As of September 30, 2005, 72,500 options are exercisable.

On September 17, 2003, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 2003 Incentive Plan (the "2003 Plan"). The 2003 Plan permits grants of the same types of options, SARs and LSARs as the 1991 and 1998 Plans and provides for stock option awards of up to 900,000 of the Company's Class A Common Stock. As of September 30, 2005, the Company had 454,000 active options outstanding to executive officers (options granted less options canceled due to employee termination) under the 2003 Plan at prices ranging from $5.92 to $12.15. Of these options, 206,800 are vested.

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

401(k) PLAN

On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the "401(k) Plan"), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company and those subsidiaries that adopt it may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. (not to exceed $14,000 in 2005, except if over age 50 and have met the $14,000 limit, then can contribute an additional $4,000) to the plan trust. The Company may match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of or invested in Class A Common Stock. Contribution expense related to the 401(k) Plan for 2005 was approximately $72,000. The Company's contributions vest based on the employee's length of service with the Company and its subsidiaries, with 25% of the total contributions vesting each year once the employee has two years of service (for the purposes of the 401(k) plan, a year of service is defined as 1,000 hours worked). On termination of employment, an employee will receive all of his contributions and any vested portion of the Company's contributions, as adjusted by any earnings and losses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has appointed a Compensation Committee currently comprised of Mr. Sage and Mr. Roberts. Mr. Sage serves as a director and is also a member of the Audit Committee of the Board of Directors. Mr. Roberts serves as a director and a member of the Audit Committee of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Phillip Ean Cohen indirectly controls the Company through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership ("MS Pawn"), which owns 100% of the Class B Voting Common Stock of the Company. The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of October 31, 2005 for (i) each of the Company's current directors, (ii) each of the Named Executive Officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iv) all current officers and directors as a group.

                                                          Class A Non-Voting           Class B Voting
                                                             Common Stock               Common Stock
     Name and Address of the                          -------------------------      ------------------   Voting
       Beneficial Owners(a)                             Number          Percent      Number     Percent   Percent
     -----------------------                          ---------         -------      -------    -------   -------
MS Pawn Limited Partnership (b) (g)                     999,516(h)      7.76%(h)     994,131      100%      100%
MS Pawn Corporation
Phillip Ean Cohen
1901 Capital Parkway
Austin, Texas 78746

Sterling B. Brinkley (c)                                236,640         1.98%              -        -         -
315 11th Street
Oakland, CA 94607

Joseph L. Rotunda (d)                                   444,303         3.65%              -        -         -
1901 Capital Parkway
Austin, TX 78746

Dan N. Tonissen (e)                                     171,000         1.42%              -        -         -
1901 Capital Parkway
Austin, Texas  78746

Thomas C. Roberts                                             -            -               -        -         -
1901 Capital Parkway
Austin, Texas  78746

Gary C. Matzner (l)                                       9,800         0.08%              -        -         -
2601 S. Bayshore Dr.
Miami, Florida  33133

Richard D. Sage (m)                                      12,231         0.10%              -        -         -
13636 Deering Bay Drive
Coral Gables, Florida  33158

Robert A. Kasenter (i)                                   30,000         0.25%              -        -         -
1901 Capital Parkway
Austin, Texas  78746

Michael Volpe (k)                                        28,000         0.24%              -        -         -
1901 Capital Parkway
Austin, Texas  78746

Eric Fosse (j)                                            4,000         0.03%              -        -         -
1901 Capital Parkway
Austin, Texas  78746

All officers and directors as a group (b) (f)         1,077,124         8.54%              -        -         -

----------
(a) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class B Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(b) MS Pawn Corporation is the general partner of MS Pawn and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation. See "Certain Relationships and Related Transactions."

(c) Includes options to acquire 100,000 shares of Class A Common Stock at $6.27 per share and warrants to acquire 1,191 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 350,000 shares of Class A Common Stock at $10.00 per share, none of which are currently exercisable.

(d) Includes options to acquire 50,000 shares of Class A Common Stock at $2.00 per share, 90,000 shares of Class A Common Stock at $2.57 per share, 50,000 shares of Class A Common Stock at $10.00 per share, 50,000 shares of Class A Common Stock at $13.00 per share and 50,000 shares of Class A Common Stock at $15.00 per share. Does not include 60,000 shares of restricted stock.

(e) Includes options to acquire 4,000 shares of Class A Common Stock at $2.00 per share, 92,000 shares of Class A Common Stock at $2.57 per share, 20,000 shares of Class A Common Stock at $9.77 per share, 30,000 shares of Class A Common Stock at $12.00 per share. Does not include options to acquire 100,000 shares of Class A Common Stock at $10.00 per share, 40,000 shares of Class A Common Stock at $9.77 per share, or 4,000 shares of Class A Common Stock at $2.00 per share, none of which are currently exercisable.

(f) Includes 13 persons' options to acquire 733,700 shares of Class A Common Stock at prices ranging from $2.00 to $16.06 per share and warrants to acquire 1,222 shares of Class A Common Stock at $6.17 per share.

(g) Includes warrants for 4,093 shares of Class A Common Stock, warrants for 4,074 shares of Class B Common Stock held by MS Pawn, and warrants for 1,292 shares of Class A Common Stock held by Mr. Cohen.

(h) The number of shares and percentage reflect Class A Common Stock and warrants, together with Class B Common Stock and warrants, which are convertible to Class A Common Stock.

(i) Includes options to acquire 10,000 shares of Class A Common Stock at $4.24 per share and 20,000 shares of Class A Common Stock at $9.77 per share. Does not include options to acquire 15,000 shares of Class A Common Stock at $4.24 per share or 40,000 shares of Class A Common Stock at $9.77 per share, none of which are currently exercisable.

(j) Includes options to acquire 4,000 shares of Class A Common Stock at $8.68 per share. Does not include options to acquire 16,000 shares of Class A Common Stock at $8.68 per share that are not currently exercisable.

(k) Includes options to acquire 8,000 shares of Class A Common Stock at $5.92 per share and 20,000 shares of Class A Common Stock at $9.77 per share. Does not include options to acquire 12,000 shares of Class A Common Stock at $5.92 per share, or 40,000 shares of Class A Common Stock at $9.77 per share, none of which are currently exercisable.

(l) Includes options to acquire 1,800 shares of Class A Common Stock at $2.57 per share, 3,000 shares of Class A Common Stock at $6.27 per share, and 5,000 shares of Class A Common Stock at $8.86 per share. Does not include options to acquire 1,200 shares of Class A Common Stock at $2.57 per share or 5,000 shares of Class A Common Stock at $16.06 per share, none of which are currently exercisable.

(m) Includes options to acquire 2,400 shares of Class A Common Stock at $2.00 per share, 1,800 shares of Class A Common Stock at $2.57 per share, 3,000 shares of Class A Common Stock at $6.27 per share, 5,000 shares of Class A Common Stock at $8.86 per share and warrants to acquire 31 shares of Class A Common Stock at $6.17 per share. Does not include options to acquire 600 shares of Class A Common Stock at 2.00 per share, 1,200 shares of Class A Common Stock at $2.57 per share, or 5,000 shares of Class A Common Stock at $16.06 per share, none of which are currently exercisable.

Securities authorized under equity compensation plans as of September 30, 2005, were as follows:

                                                                                 Number of Securities Remaining
                                 Number of Securities    Weighted Average     Available for Future Issuance Under
                                   to be Issued Upon     Exercise Price of         Equity Compensation Plans
                                      Exercise of           Outstanding        (Excluding Securities Reflected in
                                  Outstanding Options         Option                      Column (a))
         Plan Category                    (a)                   (b)                           (c)
         -------------           --------------------    -----------------    -----------------------------------
Equity compensation plans
     approved by security
     holders                          1,799,900               $  7.80                       71,500

Equity compensation plans not
     approved by security
     holders                                  -                     -                            -
                                      ---------               -------                       ------
Total                                 1,799,900               $  7.80                       71,500
                                      =========               =======                       ======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning the $200,000 February 2000 loan from the Company to Mr. Rotunda, see "Executive Compensation, Employment Agreements."

As of October 1, 2004, the Company entered into a financial advisory services agreement with Madison Park, L.L.C. ("Madison Park"), an affiliate of the controlling stockholder. The agreement requires Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury, and other advisory services for a monthly fee of $100,000, inclusive of most expenses. The Madison Park agreement has a three-year term and the Company has the right to terminate the agreement at any time. Madison Park can terminate only at the end of any one of the Company's fiscal years. Prior to entering into the agreement with Madison Park, the Audit Committee obtained a fairness opinion from a qualified, independent financial advisory firm. The fairness opinion supported the fees for the services to be rendered based on the terms of the agreement and the Company's strategic plan. Philip E. Cohen is a principal in Morgan Schiff, Madison Park, and the general partner of the controlling stockholder. In Fiscal 2005, total payments to Madison Park amounted to $1,200,000.

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff & Co., Inc. ("Morgan Schiff"), an affiliate of the general partner of the controlling stockholder, provided financial advisory services to the Company through October 1, 2004 for a monthly fee, inclusive of most expenses. These services included advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury, and other advisory services. As a result of entering the agreement with Madison Park, the Company elected not to renew its financial advisory services agreement with Morgan Schiff at October 1, 2004. Through April 30, 2004, Morgan Schiff received a financial advisory fee of $100,000 per month, inclusive of most expenses. As of May 1, 2004, the Company withheld the payment of the monthly fee pending the outcome of a review by the Audit Committee of the historical expenses paid by the Company to Morgan Schiff. The Audit Committee presented a preliminary report including findings with respect to the historical expense review.

Based on the review and the findings of the Audit Committee performed in consultation with its independent counsel and financial advisors, the Company determined that it overpaid expenses to Morgan Schiff in prior years. The Audit Committee did not find any evidence of wrongdoing or bad faith on the part of Morgan Schiff and Morgan Schiff disagreed with the Audit Committee's preliminary findings. The Audit Committee recommended that the Company seek a recovery from Morgan Schiff in the amount of $400,000. Based on the Audit Committee's recommendation, the Company offset monthly fees due Morgan Schiff in the amount of $400,000, and reduced by that amount its Administrative Expense and Accounts Payable for the year ended September 30, 2004. The Audit Committee and the Company have determined not to take any further action on this matter at this time.

The table below summarizes the monthly fee earned and expense reimbursements paid to Morgan Schiff by the Company during Fiscal 2003, 2004, and 2005 (in thousands):

                                     2003          2004     2005
                                     ----         ------    ----
Monthly retainer                     $367         $1,200    $  -
Expense reimbursements                400           (398)      -
                                     ----         ------    ----
Total                                $767         $  802    $  -
                                     ====         ======    ====

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by BDO Seidman, LLP during the years ended September 30, 2004 and 2005 are:

                                                           Years Ended September 30,
                                                           -------------------------
                                                             2004             2005
                                                           --------        ---------
Audit fees:

    Audit of financial statements                          $160,000        $ 246,145
    Audit pursuant to section 404 of the
       Sarbanes-Oxley Act                                         -          200,000
    Quarterly reviews and other audit fees                        -           69,453
                                                           --------        ---------
Total audit fees                                            160,000          515,598

Audit related fees                                                -           16,033
Tax fees                                                          -                -
All other fees                                                    -            6,440
                                                           --------        ---------
    Total fees for services                                $160,000        $ 538,071
                                                           ========        =========

Fees for professional services provided by the Company's previous independent accountant, Ernst & Young LLP, during the years ended September 30, 2004 and 2005 are:

                                                           Years Ended September 30,
                                                           -------------------------
                                                             2004            2005
                                                           --------        ---------
Audit fees                                                 $ 50,650        $  57,265
Audit related fees                                           28,616           32,589
Tax fees:
    Tax compliance                                          121,055          110,000
    Tax consulting                                          148,880           43,700
All other fees                                                    -                -
                                                           --------        ---------
    Total fees for services                                $349,201        $ 243,554
                                                           ========        =========

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2004 and 2005

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2005

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2005

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

      (3)   Listing of Exhibits (included herein)

         (b) Through the fourth quarter ended September 30, 2005, the Company filed the following Current Reports on Form 8-K: Four dated November 13, 2004, January 20, 2005, April 20, 2005, and July 20, 2005 were to report the issuance of a press release regarding its results of operations for the fiscal quarters ended September 30, 2004, December 31, 2004, March 31, 2005, and June 30, 2005, respectively; one dated December 13, 2004 announcing a revision to its previous announcement of earnings for the quarter ended September 30, 2004; two dated October 12, 2004 (later amended on December 15, 2004 on Form 8-K/A) and June 30, 2005 announcing changes in the independent registered public accounting firms for the Company and the Company's 401(k) Plan and Trust, respectively; one dated January 5, 2005 announcing the election of a new Director to its Board of Directors; and one dated July 15, 2005 announcing the offering of a new service.

                          EZCORP, INC. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION ACCOUNTS
                                  (In millions)

                                                                                       ADDITIONS
                                                                  Balance at    -----------------------                 Balance
                                                                  Beginning     Charged to  Charged to                  at End
Description                                                       of Period       Expense   Other Accts  Deductions    of Period
-----------                                                       ----------    ----------  -----------  ----------    ---------
Allowance for valuation of inventory:

Year ended September 30, 2003..................................   $      1.7    $      0.1  $         -  $        -    $     1.8
                                                                  ----------    ----------  -----------  ----------    ---------
Year ended September 30, 2004..................................          1.8          (0.3)           -           -          1.5
                                                                  ----------    ----------  -----------  ----------    ---------
Year ended September 30, 2005..................................   $      1.5    $      0.4  $         -  $        -    $     1.9
                                                                  ----------    ----------  -----------  ----------    ---------

Allowance for uncollectible pawn service charges receivable:

Year ended September 30, 2003..................................   $      6.7    $     (0.4) $         -  $        -    $     6.3
                                                                  ----------    ----------  -----------  ----------    ---------
Year ended September 30, 2004..................................          6.3           0.7            -           -          7.0
                                                                  ----------    ----------  -----------  ----------    ---------
Year ended September 30, 2005..................................   $      7.0    $      0.6  $         -  $        -    $     7.6
                                                                  ----------    ----------  -----------  ----------    ---------

Allowance for losses on payday loans:

Year ended September 30, 2003..................................   $      0.1    $      3.6  $         -  $      3.5    $     0.2
                                                                  ----------    ----------  -----------  ----------    ---------
Year ended September 30, 2004..................................          0.2           8.1            -         7.8          0.5
                                                                  ----------    ----------  -----------  ----------    ---------
Year ended September 30, 2005..................................   $      0.5    $      6.6  $         -  $      7.0    $     0.1
                                                                  ----------    ----------  -----------  ----------    ---------

Allowance for valuation of deferred tax assets:

Year ended September 30, 2003..................................   $      3.7    $     (3.7) $         -  $        -    $       -
                                                                  ----------    ----------  -----------  ----------    ---------
Year ended September 30, 2004..................................            -             -            -           -            -
                                                                  ----------    ----------  -----------  ----------    ---------
Year ended September 30, 2005..................................   $        -    $        -  $         -  $        -    $       -
                                                                  ----------    ----------  -----------  ----------    ---------

LISTING OF EXHIBITS

See Exhibit Index immediately following signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 13, 2005

By: /s/ Joseph L. Rotunda
    ---------------------
(Joseph L. Rotunda)
(President & Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                  Title                             Date
---------------------------------      --------------------------------------      -----------------
  /s/ Sterling B. Brinkley             Chairman of the Board                       December 13, 2005
---------------------------------
      Sterling B. Brinkley

  /s/ Joseph L. Rotunda                President, Chief Executive                  December 13, 2005
---------------------------------      Officer & Director
      Joseph L. Rotunda                (Principal Executive Officer)

  /s/ Dan N. Tonissen                  Senior Vice President, Chief                December 13, 2005
---------------------------------      Financial Officer, Assistant Secretary
      Dan N. Tonissen                  & Director (Principal Financial and
                                       Accounting Officer)

  /s/ Gary C. Matzner                  Director                                    December 13, 2005
---------------------------------
      Gary C. Matzner

  /s/ Richard D. Sage                  Director                                    December 13, 2005
---------------------------------
      Richard D. Sage

  /s/ Thomas C. Roberts                Director                                    December 13, 2005
---------------------------------
      Thomas Roberts

                                 EXHIBIT INDEX

                                                      Page Number if                Incorporated by
Number                    Description                  Filed herein                   Reference to
------         -----------------------------------    --------------    ----------------------------------------------------------
3.1            Amended and Restated Certificate of                      Exhibit 3.1 to the Registration Statement on Form S-1
               Incorporation of the Company                             effective August 23, 1991 (File No. 33-41317)

3.1 A          Certificate of Amendment to                              Exhibit 3.1A to the Registration Statement on Form S-1
               Certificate of Incorporation of                          effective July 15, 1996 (File No. 33-41317)
               the Company

3.2            Bylaws of the Company.                                   Exhibit 3.2 to the Registration Statement on Form S-1
                                                                        effective August 23, 1991 (File No. 33-41317)

3.3            Amendment to the Bylaws.                                 Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q
                                                                        for the quarter ended June 30, 1994 (File No. 0-19424)

3.4            Amendment to the Certificate of                          Exhibit 3.4 to Registrant's Annual Report on Form 10-K for
               Incorporation of the Company.                            the year ended September 30, 1994 (File No. 0-19424)

3.5            Amendment to the Certificate of                          Exhibit 3.5 to Registrant's Annual Report on Form 10-K for
               Incorporation of the Company                              the year ended September 30, 1997

3.6            Amendment to the Certificate of                          Exhibit 3.6 to Registrant's Quarterly Report on Form 10-Q
               Incorporation of the Company                             for the quarter ended March 31, 1998

4.1            Specimen of Class A Non-voting                           Exhibit 4.1 to the Registration Statement on Form S-1
               Common Stock certificate of the                          effective August 23, 1991 (File No. 33-41317)
               Company.

10.2           Omitted                                                  N/A

10.3           Omitted                                                  N/A

10.4           Omitted                                                  N/A

10.5         Security Agreement executed by                             Exhibit 10.5 to Registrant's Annual
             EZPAWN Texas, Inc. (substantially the                      Report on Form 10-K for the year
             same agreement also was executed by                        ended September 30, 1992
             EZPAWN Oklahoma, Inc.; EZPAWN                              (File No. 0-19424)
             Mississippi, Inc.; EZPAWN Arkansas,
             Inc.; EZPAWN Colorado, Inc.;
             EZPAWN Alabama, Inc.; EZPAWN
             Tennessee, Inc.; and Houston
             Financial Corporation).

10.6         Guaranty Agreement executed by                             Exhibit 10.6 to Registrant's Annual
             EZPAWN Texas, Inc. (substantially the                      Report on Form 10-K for the year
             same agreement also was executed by                        ended September 30, 1992
             EZPAWN Oklahoma, Inc.; EZPAWN                              (File No. 0-19424)
             Mississippi, Inc.; EZPAWN Arkansas,
             Inc.; EZPAWN Colorado, Inc.;
             EZPAWN Alabama, Inc.; EZPAWN
             Tennessee, Inc.; and Houston
             Financial Corporation).

10.7         Omitted                                                    N/A

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

10.13        Omitted                                                    N/A

10.14        Omitted                                                    N/A

10.15        Omitted                                                    N/A

10.16        Omitted                                                    N/A

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

10.21        Omitted                                                    N/A

10.22        Omitted                                                    N/A

10.23        Omitted                                                    N/A

10.24        Omitted                                                    N/A

10.25        Omitted                                                    N/A

10.27        Omitted                                                    N/A

10.28        Omitted                                                    N/A

10.29        Omitted                                                    N/A

10.30        Omitted                                                    N/A

10.31        Omitted                                                    N/A

10.32        Omitted                                                    N/A

10.33        Omitted                                                    N/A

10.34        Omitted                                                    N/A

10.35        Stockholders' Agreement dated as                           Exhibit 10.35 to the Registration
             of July 25, 1989 between the                               Statement on Form S-1 effective
             Company, MS Pawn and Courtland                             August 23, 1991
             L. Logue, Jr.                                              (File No. 33-41317)

10.36        Joinder Agreement to the StockHolders'                     Exhibit 10.36 to the Registration
             Agreement dated as of May 1, 1991                          Statement on Form S-1 effective
             between the Company MS Pawn, Mr.                           August 23, 1991
             Kofnovec, Mr. Gary,                                        (File No. 33-41317)
             Mr. Ross and Ms. Berger.

10.37        Incentive Stock Option Plan.                               Exhibit 10.37 to the Registration
                                                                        Statement on Form S-1 effective
                                                                        August 23, 1991
                                                                        (File No. 33-41317)

10.38        401(k) Plan.                                               Exhibit 10.38 to the Registration
                                                                        Statement on Form S-1 effective
                                                                        August 23, 1991
                                                                        (File No. 33-41317)

10.39        Section 125 Cafeteria Plan.                                Exhibit 10.39 to the Registration
                                                                        Statement on Form S-1 effective
                                                                        August 23, 1991
                                                                        (File No. 33-41317)

10.40        Omitted                                                    N/A

10.41        Omitted                                                    N/A

10.42        Omitted                                                    N/A

10.43        Omitted                                                    N/A

10.44        Omitted                                                    N/A

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

10.71        Omitted                                                    N/A

10.72        Omitted                                                    N/A

10.73        Omitted                                                    N/A

10.74        Omitted                                                    N/A

10.75        Omitted                                                    N/A

10.76        Omitted                                                    N/A

10.77        Credit Agreement between the                               Exhibit 10.77 to Registrant's Annual
             Company and Wells Fargo Bank                               Report on Form 10-K for the year
             (Texas), N.A., as Agent and Issuing                        ended September 30, 1998
             Bank, re: $110 million Revolving Credit                    (File No. 0-19424)
             Loan

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

10.80        Limited Waiver between the Company                         Exhibit 10.80 to Registrant's
             and Wells Fargo Bank Texas, N.A., as                       Quarterly Report on Form 10-Q for
             Agent and Issuing Bank, re: $85 million                    the quarter ended June 30, 2000
             Revolving Credit Loan.                                     (File No. 0-19424)

10.81        Amended and Restated Credit                                Exhibit 10.81 to Registrant's Annual
             Agreement between the Company and                          Report on Form 10-K for the year
             Wells Fargo Bank Texas, N.A., as                           ended September 30, 2000
             Agent and Issuing Bank, re: $85 million                    (File No. 0-19424)
             Credit Facility.

10.82        Waivers of Selected Sections of Credit                     Exhibit 10.82 to Registrant's
             Agreement between the Company and                          Quarterly Report on Form 10-Q for
             Wells Fargo Bank, N.A., as Agent and                       the quarter ended June 30, 2001
             Issuing Bank, re:  $85 million Credit                      (File No. 0-19424)
             Facility.

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

10.90        Amended Charter of the Audit                               Exhibit 10.90 to Registrant's Annual
             Committee of the Board of Directors of                     Report on Form 10-K for the year
             EZCORP, Inc. dated October 26, 2004                        endedSeptember 30, 2004
                                                                        (File No. 0-19424)

10.91        Advisory Services Agreement between                        Exhibit 10.91 to Registrant's Annual
             EZCORP, Inc. and Madison Park LLC                          Report on Form 10-K for the year
             effective October 1, 2004                                  ended September 30, 2004
                                                                        (File No. 0-19424)

10.92        First Amendment to Third Amended and                       Exhibit 10.92 to Registrant's
             Restated Credit Agreement between the                      Quarterly Report on Form 10-Q for
             Company and Wells Fargo Bank, N.A., as                     the quarter ended June 30, 2005
             Agent and Issuing Bank, re:  $40 million                   (File No. 0-19424)
             Credit Facility

10.93        Second Amendment to Third Amended and                      N/A
             Restated Credit Agreement between the
             Company and Wells Fargo Bank, N.A., as
             Agent and Issuing Bank, re:  $40 million
             Credit Facility *

10.94        EZCORP Supplemental Executive                              Exhibit 10.94 to Registrant's Current

             Retirement Plan effective December 1,                      Report on Form 8-K dated
             2005                                                       November 28, 2005
                                                                        (File No. 0-19424)

10.95        Charter of the Audit Committee of the                      N/A
             Board of Directors of EZCORP, Inc.
             dated November 8, 2005

10.96        EZCORP Fiscal Year 2006 Incentive                          N/A
             Compensation Plan.* +

16.1         Letter Regarding Change in Certifying                      Exhibit 16.1 to Registrant's Current
             Accountant from Ernst & Young LLP to                       Report on Form 8-K dated October
             SEC dated October 11, 2004                                 6, 2004 (File No. 0-19424)

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

31.1         Certification of Chief Executive Officer                   N/A
             Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002. *

31.2         Certification of Chief Financial Officer                   N/A
             Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002. *

32.1         Certification of Chief Executive Officer                   N/A
             Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002. *

32.2         Certification of Chief Financial Officer                   N/A
             Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002. *

-----------------
*     Filed herewith.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.