Form 10-Q
period 2005-12-31
EZCORP INC
filed 2006-02-09
CIK 876523

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-19424

                                   ----------

                                  EZCORP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  74-2540145
    (State or other jurisdiction               (IRS Employer Identification No.)
   of incorporation or organization)

  1901 CAPITAL PARKWAY, AUSTIN, TEXAS                        78746
(Address of principal executive offices)                   (Zip code)

       Registrant's telephone number, including area code: (512) 314-3400

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

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

As of December 31, 2005, 11,884,875 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 990,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of December 31, 2005,
               December 31, 2004 and September 30, 2005 ......................     1

            Condensed Consolidated Statements of Operations for the Three
               Months Ended December 31, 2005 and 2004 .......................     2

            Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended December 31, 2005 and 2004 .......................     3

            Notes to Interim Condensed Consolidated Financial Statements .....     4

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................    13

         Item 3. Quantitative and Qualitative Disclosures about Market Risk ..    20

         Item 4. Controls and Procedures .....................................    22

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ..........................................    23

         Item 1A.  Risk Factors ..............................................    23

         Item 6.  Exhibits ...................................................    23

SIGNATURE ....................................................................    24

EXHIBIT INDEX ................................................................    25

CERTIFICATIONS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                   December 31,   December 31,   September 30,
                                                                       2005           2004            2005
                                                                   ------------   ------------   -------------
                                                                                  (In thousands)
                                                                           (Unaudited)
Assets:
   Current assets:
      Cash and cash equivalents                                      $  4,270       $  3,115        $  4,168
      Pawn loans                                                       47,419         44,714          52,864
      Payday loans, net                                                 1,532          8,666           1,634
      Pawn service charges receivable, net                              8,840          9,465           9,492
      Payday loan service charges receivable, net                         251          1,759             272
      Credit service fees receivable, net                               3,337             --           3,007
      Inventory, net                                                   34,332         32,317          30,293
      Deferred tax asset                                               10,629          9,711          10,534
      Note receivable from related party                                   --          1,500              --
      Prepaid expenses and other assets                                 4,028          3,733           1,998
                                                                     --------       --------        --------
         Total current assets                                         114,638        114,980         114,262

   Investment in unconsolidated affiliate                              17,702         16,527          17,348
   Property and equipment, net                                         26,398         26,049          26,964
   Deferred tax asset, non-current                                      4,012          4,946           4,012
   Other assets, net                                                    3,610          4,016           2,862
                                                                     --------       --------        --------
   Total assets                                                      $166,360       $166,518        $165,448
                                                                     ========       ========        ========
Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable and other accrued expenses                    $ 16,011       $ 13,831        $ 18,988
      Customer layaway deposits                                         1,941          1,686           1,672
      Federal income taxes payable                                      4,116          3,336             648
                                                                     --------       --------        --------
         Total current liabilities                                     22,068         18,853          21,308

   Long-term debt                                                          --         22,000           7,000
   Deferred gains and other long-term liabilities                       3,515          3,868           3,597
                                                                     --------       --------        --------
      Total long-term liabilities                                       3,515         25,868          10,597
   Commitments and contingencies                                           --             --              --
   Stockholders' equity:
      Preferred Stock, par value $.01 per share; Authorized
         5,000,000 shares; none issued and outstanding                     --             --              --
      Class A Non-voting Common Stock, par value $.01 per share;
         Authorized 40,000,000 shares; 11,893,908 issued and
         11,884,875 outstanding at December 31, 2005;
         11,184,201 issued and 11,175,168 outstanding at
         December 31, 2004; 11,878,458 issued and 11,869,425
         outstanding at September 30, 2005                                118            112             117
      Class B Voting Common Stock, convertible, par value
         $.01 per share; Authorized 1,198,990 shares; Issued
         1,190,057; Outstanding 990,057 at December 31,
         2005, 1,190,057 at December 31, 2004, and
         990,057 at September 30, 2005                                     10             12              10
      Additional paid-in capital                                      118,838        116,689         118,219
      Retained earnings                                                21,470          4,911          14,714
      Deferred compensation expense                                      (225)          (685)           (244)
                                                                     --------       --------        --------
                                                                      140,211        121,039         132,816
      Treasury stock, at cost (9,033 shares)                              (35)           (35)            (35)
      Accumulated other comprehensive income                              601            793             762
                                                                     --------       --------        --------
         Total stockholders' equity                                   140,777        121,797         133,543
                                                                     --------       --------        --------
   Total liabilities and stockholders' equity                        $166,360       $166,518        $165,448
                                                                     ========       ========        ========

See Notes to Condensed Consolidated Financial Statements (unaudited).

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended December 31,
                                                             -------------------------------
                                                                      2005      2004
                                                                    -------   -------
                                                                 (In thousands, except
                                                                   per share amounts)
Revenues:
   Sales                                                            $42,353   $36,324
   Pawn service charges                                              16,514    16,669
   Payday loan service charges                                        1,152     8,290
   Credit service fees                                               15,422        --
   Other                                                                329       345
                                                                    -------   -------
      Total revenues                                                 75,770    61,628
Cost of goods sold                                                   25,661    21,913
                                                                    -------   -------
      Net revenues                                                   50,109    39,715

Operating expenses:
   Operations                                                        26,313    22,703
   Payday loan bad debt and direct transaction expenses                 732     1,609
   Credit service bad debt and direct transaction expenses            3,804        --
   Administrative                                                     6,822     5,867
   Depreciation                                                       2,106     1,870
   Amortization                                                          17        17
                                                                    -------   -------
      Total operating expenses                                       39,794    32,066
                                                                    -------   -------

Operating income                                                     10,315     7,649

Interest expense, net                                                   222       339
Equity in net income of unconsolidated affiliate                       (515)     (460)
(Gain) loss on sale / disposal of assets                                (15)       37
                                                                    -------   -------
Income before income taxes                                           10,623     7,733
Income tax expense                                                    3,867     2,784
                                                                    -------   -------
Net income                                                          $ 6,756   $ 4,949
                                                                    =======   =======
Net income per common share:
   Basic                                                            $  0.52   $  0.40
   Diluted                                                          $  0.50   $  0.37

Weighted average shares outstanding:
   Basic                                                             12,869    12,365
   Diluted                                                           13,538    13,237

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Three Months Ended
                                                                                           December 31,
                                                                                       -------------------
                                                                                         2005       2004
                                                                                       --------   --------
                                                                                         (In thousands)
Operating Activities:
   Net income                                                                          $  6,756   $  4,949
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       2,123      1,887
      Payday loan loss provision                                                            589      1,225
      Deferred taxes                                                                        (95)        --
      Net (gain) loss on sale or disposal of assets                                         (15)        37
      Share-based compensation                                                              574        147
      Income from investment in unconsolidated affiliate                                   (515)      (460)
   Changes in operating assets and liabilities:
      Service charges and fees receivable, net                                              361     (1,071)
      Inventory                                                                            (437)      (277)
      Prepaid expenses, other current assets, and other assets, net                      (2,165)    (1,213)
      Accounts payable and accrued expenses                                              (3,009)    (1,116)
      Customer layaway deposits                                                             253         41
      Deferred gains and other long-term liabilities                                        (82)       (90)
      Federal income taxes                                                                3,502      1,293
                                                                                       --------   --------
         Net cash provided by operating activities                                        7,840      5,352

Investing Activities:
   Pawn loans made                                                                      (43,405)   (38,094)
   Pawn loans repaid                                                                     24,016     22,042
   Recovery of pawn loan principal through sale of forfeited collateral                  22,164     19,012
   Payday loans made                                                                     (5,228)   (16,211)
   Payday loans repaid                                                                    4,741     13,612
   Additions to property and equipment                                                   (1,516)    (2,110)
   Acquisition, net of cash acquired                                                     (1,590)        --
   Proceeds from sale of assets                                                              15         --
                                                                                       --------   --------
         Net cash used in investing activities                                             (803)    (1,749)

Financing Activities:
   Proceeds from exercise of stock options                                                   65          6
   Net payments on bank borrowings                                                       (7,000)    (3,000)
                                                                                       --------   --------
         Net cash used in financing activities                                           (6,935)    (2,994)
                                                                                       --------   --------

Change in cash and equivalents                                                              102        609
Cash and equivalents at beginning of period                                               4,168      2,506
                                                                                       --------   --------
Cash and equivalents at end of period                                                  $  4,270   $  3,115
                                                                                       ========   ========

Non-cash Investing and Financing Activities:
   Pawn loans forfeited and transferred to inventory                                   $ 25,072   $ 20,416
   Foreign currency translation adjustment                                             $    161   $    (34)

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for those related to an acquired business (described in Note C) and the adoption of a new accounting principle regarding share-based payments (described in Note J). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005 ("Fiscal 2005"). The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2005 (the "Fiscal 2006 First Quarter") are not necessarily indicative of the results of operations for the full fiscal year.

NOTE B: SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for its 28.7% interest in Albemarle & Bond Holdings, plc using the equity method.

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could increase or decrease the Company's estimate of collectible loans, affecting the Company's earnings and financial condition. If the pawn loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (pawn loan principal) or market value (net realizable value) of the property. When this inventory is sold, sales revenue and the related cost are recorded at the time of sale.

PAYDAY LOAN REVENUE RECOGNITION: The Company accrues service charges on the percentage of payday loans the Company deems to be collectible using the interest method. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection.

PAYDAY LOAN BAD DEBT AND DIRECT TRANSACTION EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to the allowance for bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a credit to the allowance for bad debt at the time of collection. The Company's payday loan net defaults, included in bad debt and other payday loan direct expenses, were $0.6 million and $1.2 million, representing 52% and 14% of payday loan service charges for the Fiscal 2006 First Quarter and the quarter ended December 31, 2004 (the "Fiscal 2005 First Quarter"), respectively. Excluding the benefit of a $0.9 million sale of older bad debt, net defaults for the prior year Fiscal 2005 First Quarter were $2.1 million, or 25% of payday loan service charges in the period. The Company includes direct transaction expenses in this financial statement line item. These include Tele-Track charges and ACH and other bank fees. These expenses tend to vary directly with transaction volume.

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

CREDIT SERVICE BAD DEBT AND DIRECT TRANSACTION EXPENSES: As part of its credit services, the Company issues a letter of credit to enhance the creditworthiness of the Company's customers seeking loans from an unaffiliated lender. The letter of credit assures the lender that if the borrower defaults on his loan, the Company will pay the lender the principal and accrued interest owed it by the borrower, plus an insufficient funds fee, all of which the Company records as bad debt and then attempts to collect from the borrower. The Company considers a loan defaulted, and pays all amounts due under the related letter of credit, if the loan has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, the Company charges those amounts to bad debt upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. The Company's credit service bad debt, included in credit service bad debt and direct transaction expenses, was $3.8 million for the Fiscal 2006 First Quarter, representing 24% of credit service fee revenues for the period. The Company had no credit service bad debt in the Fiscal 2005 First Quarter, as it did not offer credit services in that period. The Company includes direct transaction expenses in this financial statement line item. These include Tele-Track charges and ACH and other bank fees. These expenses tend to vary directly with transaction volume.

CREDIT SERVICE ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses it expects to incur under letters of credit for loans that are active at period-end but have not yet matured. Its allowance is based on recent loan default experience and expected seasonal variations, and includes all amounts it expects to pay to the unaffiliated lender upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts it expects to subsequently collect from borrowers ("Expected LOC Losses"). Changes in the valuation allowance are charged to credit service bad debt expense in the Company's statement of operations. At December 31, 2005, the allowance for Expected LOC Losses was $1.1 million. At that date, the Company's maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $16.6 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, the Company also provides an allowance for the credit service fees it expects not to collect, and charges changes in the credit service fee receivable valuation allowance to credit service fee revenue.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At December 31, 2005, December 31, 2004, and September 30, 2005, the valuation allowance deducted from the carrying value of inventory was $2.2 million, $2.0 million, and $1.9 million (6.0%, 5.8%, and 5.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

INTANGIBLE ASSETS: Goodwill and other intangible assets having indefinite lives are not subject to amortization, but are tested for impairment annually on July 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company recognized no impairment of its intangible assets in the Fiscal 2006 or Fiscal 2005 First Quarter. Intangible assets with definite lives are amortized over their estimated useful lives.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in the Fiscal 2006 or Fiscal 2005 First Quarter.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. As of December 31, 2005, December 31, 2004 and September 30, 2005, the Company had no valuation allowance on its deferred tax assets.

SHARE-BASED COMPENSATION: Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations only for restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), as described in Note J, "Share-based Compensation."

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $69.4 million, $61.1 million and $67.2 million at December 31, 2005, December 31, 2004, and September 30, 2005, respectively.

SEGMENTS: The Company accounts for its operations in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." No segment disclosures have been made as the Company considers its business activities as a single segment.

Certain prior year balances have been reclassified to conform to the Fiscal 2006 presentation.

NOTE C: ACQUISITION

On December 5, 2005, the Company acquired all outstanding stock of Texas Diamond & Gold, a single-store pawn company for $1.6 million. The results of Texas Diamond & Gold have been consolidated with that of the Company since the acquisition date. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of Texas Diamond & Gold will change the amount of the purchase price allocable to goodwill. Goodwill of $0.6 million was recorded as part of this acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company.

NOTE D: EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, and restricted stock awards.

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

                                                                   Three Months Ended
                                                                      December 31,
                                                                   ------------------
                                                                      2005      2004
                                                                    -------   -------
Net income (A)                                                      $ 6,756   $ 4,949
Weighted average outstanding shares of common stock (B)              12,869    12,365
Dilutive effect of stock options, warrants, and restricted stock        669       872
                                                                    -------   -------
Weighted average common stock and common stock equivalents (C)       13,538    13,237
                                                                    =======   =======
Basic earnings per share (A/B)                                      $  0.52   $  0.40
                                                                    =======   =======
Diluted earnings per share (A/C)                                    $  0.50   $  0.37
                                                                    =======   =======

Anti-dilutive options, warrants, and restricted stock grants have been excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The Company estimates A&B's results of operations for the September 30 quarter for its financial statements. The income reported for the Company's quarter ended December 31, 2005 represents its percentage interest in the results of A&B's operations from July 1, 2005 to September 30, 2005, as estimated.

Below is summarized financial information for A&B's most recently reported results (using average exchange rates for the periods indicated):

                                Six Months Ended December 31,
                                -----------------------------
                                        2005      2004
                                      -------   -------
                                        (in thousands)
Turnover (gross revenues)             $26,391   $23,399
Gross profit                           18,207    16,243
Profit after tax (net income)           4,134     3,799

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

NOTE G: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for the quarters ended December 31, 2005 and 2004 were $6.6 million and $4.9 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented as "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets, and amounted to $0.6 million ($0.9 million, net of tax of $0.3 million) at December 31, 2005.

NOTE H: LONG-TERM DEBT

At December 31, 2005, the Company had no outstanding debt. The Company's credit agreement provides for a $40 million revolving credit facility, secured by the Company's assets, and matures April 1, 2007. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points annually on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

NOTE I: GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill and other intangible assets having indefinite lives are not subject to amortization but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. No indicators of impairment were identified in any period presented above.

The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

                December 31, 2005   December 31, 2004   September 30, 2005
                -----------------   -----------------   ------------------
                                      (In thousands)
Pawn licenses         $1,500              $1,500              $1,500
Goodwill                 631                  --                  --
                      ------              ------              ------
Total                 $2,131              $1,500              $1,500
                      ======              ======              ======

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

                               December 31, 2005         December 31, 2004         September 30, 2005
                            -----------------------   -----------------------   -----------------------
                            Carrying    Accumulated   Carrying    Accumulated   Carrying    Accumulated
                             Amount    Amortization    Amount    Amortization    Amount    Amortization
                            --------   ------------   --------   ------------   --------   ------------
                                                           (In thousands)
License application fees     $  345       $(234)       $  345       $(203)       $  345       $(226)
Real estate finders' fees       554        (298)          554        (281)          554        (294)
Non-compete agreements          388        (262)          388        (243)          388        (258)
                             ------       -----        ------       -----        ------       -----
Total                        $1,287       $(794)       $1,287       $(727)       $1,287       $(778)
                             ======       =====        ======       =====        ======       =====

Total amortization expense from definite-lived intangible assets was approximately $17,000 in each of the quarters ended December 31, 2005 and 2004. The following table presents the Company's estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2005 (in thousands):

Fiscal Year   Amortization Expense
-----------   --------------------
    2006               $67
    2007                67
    2008                66
    2009                57
    2010                42

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE J: SHARE-BASED COMPENSATION

Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123. For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations only for restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-based Payment," using the modified prospective transition method. Under that transition method, compensation cost recognized in all periods subsequent to September 30, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of grants is amortized to compensation expense on a straight-line basis over the vesting period for both cliff vesting and graded vesting grants. The grant-date fair value of options is estimated using the Black-Scholes-Merton option-pricing model and is amortized to expense over the options' vesting periods. In accordance with the modified prospective transition provisions, results for prior periods have not been restated, and pro forma results are disclosed below for the pre-adoption period. The Company's net income for the Fiscal 2006 First Quarter includes $574,000 of compensation costs ($555,000 for stock options and $19,000 for restricted stock) and $102,000 of income tax benefits ($95,000 for stock options and $7,000 for restricted stock) related to our share-based compensation arrangements. The Company's net income for the Fiscal 2005 First Quarter includes $147,000 of compensation costs and $52,000 of income tax benefits related to the amortization of restricted stock grants, with no expense recognized for stock options in that period. All options and restricted stock relate to the Company's Class A Non-voting Common Stock.

Our independent directors have been granted non-qualified stock options that vest one year from grant and expire in ten years. Non-qualified and incentive stock options have been granted to our officers and employees under our 1991, 1998, and 2003 Incentive Plans. Most options have a contractual life of ten years and provide for graded vesting over five years, but some vest over a six-year period, and some provide for cliff vesting. Certain of the options granted to officers also provide for accelerated vesting upon a change in control or upon the achievement of certain income targets and/or new store opening targets. Outstanding options have been granted with strike prices ranging from $2.00 per share to $16.06 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The market value of the restricted stock on the award date was $0.8 million, which was amortized over the two-year restriction period that expired September 17, 2005. During the Fiscal 2005 First Quarter, $0.1 million of this cost was amortized to expense.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The market value of the restricted stock on the award date was $0.6 million, which was being amortized over a three-year period based on the Company's initial expectation that earlier vesting objectives would be met. One-third of the shares vested January 15, 2005 based on the attainment of the goals for accelerated vesting. Effective October 1, 2005, the Company determined it no longer believed the requirements would be met for accelerated vesting of the remaining unvested shares. Accordingly, the remaining unamortized deferred compensation of $0.2 million is being amortized ratably over the vesting period ending January 1, 2009. During the Fiscal 2006 and 2005 First Quarters, respectively, $19,000 and $49,000 was amortized to expense for this grant. These restricted shares are not included in the Summary of Option Plans' Activity table below.

We measure the fair value of restricted stock awards ("RSAs") based upon the market price of the underlying common stock as of the grant date. If the Company were to begin to pay dividends, the estimated fair value of future RSA grants would be reduced by the present value of expected dividends, discounted using the prevailing risk-free interest rate at the grant date. The following RSA activity has occurred under our existing plans:

                                                                 Weighted Average
                                                              Grant-Date Fair Value
                                                 Shares             per share
                                             --------------   ---------------------
                                             (in thousands)
Restricted Stock Awards:
   Non-vested balance at October 1, 2005         40,000              $9.77
      Granted                                        --                 --
      Vested                                         --                 --
      Forfeited                                      --                 --
                                                 ------              -----
   Non-vested balance at December 31, 2005       40,000              $9.77

As of December 31, 2005, there were $0.2 million of unrecognized compensation costs related to RSAs. The Company expects to recognize these costs over a weighted average period of 3.0 years.

The following table summarizes the impact of adopting SFAS No. 123(R) on the noted items:

                                             Three Months Ended December 31, 2005
                                             ------------------------------------
                                                Intrinsic Value   Fair Value
                                                     Method          Method
                                                ---------------   ----------
                                                (In thousands, except per share
                                                           amounts)
Income before income taxes                          $11,178          $10,623
Net income                                          $ 7,216          $ 6,756

Earnings per share:
   Basic                                            $  0.56          $  0.52
   Diluted                                          $  0.53          $  0.50

Cash flow provided by operating activities          $ 7,840          $ 7,840
Cash flow used in financing activities              $(6,935)         $(6,935)

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits (the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options) to be classified as financing cash flows. There were no such cash flows in the periods presented.

A summary of the option plans' activity for the most recently reported period follows:

                        SUMMARY OF OPTION PLANS' ACTIVITY

                                                                 Weighted Average
                                                   Weighted          Remaining         Aggregate
                                                    Average      Contractual Term   Intrinsic Value
                                      Shares    Exercise Price        (years)        (in thousands)
                                    ---------   --------------   ----------------   ---------------
Outstanding at September 30, 2005   1,799,900        $7.80
   Granted                                 --           --
   Forfeited                          (29,560)       $9.07
   Expired                                 --           --
   Exercised                          (15,450)       $4.19
                                    ---------        -----
Outstanding at December 31, 2005    1,754,890        $7.81              5.2             $12,080
Exercisable at December 31, 2005    1,207,950        $7.25              5.0             $ 9,260

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding in the table above are calculated only for those options vested at period-end or expected to vest, based on expected forfeitures.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes-Merton option valuation model, the Company used the following weighted average assumptions for the Fiscal 2005 First Quarter:

                                                            Three Months Ended,
                                                             December 31, 2004
                                                            -------------------
Risk-free interest rate                                               3.44%
Dividend yield                                                           0%
Volatility factor of the expected market
   price of the Company's common stock                               91.66%
Expected life of the options                                     5.5 years
Weighted average grant date fair value of options granted            $6.58

No options were granted in the Fiscal 2006 First Quarter. The Company considered the contractual life of the options and the past behavior of employees in estimating the expected life of options granted. The estimated expected life cannot exceed the contractual term, and cannot be less than the vesting term. The volatility factor was estimated using the actual volatility of the Company's stock over the most recently completed time period equal to the estimated life of each option grant. Although no adjustment was made in the period presented above, the Company considers excluding from its volatility factor discrete events which have had a significant effect on its historical volatility but have a remote chance of recurring.

As of December 31, 2005, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was $2.8 million. The weighted average period over which these costs will be amortized is 2.9 years.

The total intrinsic value of stock options exercised was $163,000 in the Fiscal 2006 First Quarter, and $19,000 in the Fiscal 2005 First Quarter. The Company realized no income tax benefit from these exercises.

At December 31, 2005, 98,000 shares were available for future grant under the 2003 Incentive Plan, which covers stock options, warrants, and restricted stock awards. Awards that expire or are canceled without delivery of shares under the 2003 Incentive Plan generally become available for issuance. The Company issues new shares to satisfy stock option exercises.

Stock option exercises resulted in the issuance of 15,450 shares of Class A Non-voting Common Stock for total proceeds of $65,000 in the Fiscal 2006 First Quarter. Stock option exercises resulted in the issuance of 2,800 shares of Class A Non-voting Common Stock for total proceeds of $6,000 in the Fiscal 2005 First Quarter.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans in periods prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing formula and is amortized to expense over the options' vesting periods:

                                                              Three Months Ended
                                                               December 31, 2004
                                                              ------------------
                                                                (In thousands,
                                                                  except per
                                                                share amounts)
Net income, as reported                                             $4,949
Add: share-based employee compensation included in reported
   net income, net of related tax effects
                                                                        95
Deduct: total share-based employee compensation expense
   determined under fair value based method for
   all awards, net of related tax effects                             (259)
                                                                    ------
Pro forma net income                                                $4,785
                                                                    ======
Earnings per share - basic:
   As reported                                                      $ 0.40
   Pro forma                                                        $ 0.39

Earnings per share - diluted:
   As reported                                                      $ 0.37
   Pro forma                                                        $ 0.36

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

First Quarter Ended December 31, 2005 vs. First Quarter Ended December 31, 2004

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended December 31, 2005 and 2004 ("Fiscal 2006 First Quarter" and "Fiscal 2005 First Quarter," respectively):

                                                                        Three Months Ended
                                                                         December 31, (a)       % or
                                                                        ------------------     Point
                                                                           2005      2004    Change(b)
                                                                         -------   -------   ---------
Net revenues:
   Sales                                                                 $42,353   $36,324        16.6%
   Pawn service charges                                                   16,514    16,669        (0.9)%
   Payday loan service charges                                             1,152     8,290       (86.1)%
   Credit service fees                                                    15,422        --       100.0%
   Other                                                                     329       345        (4.6)%
                                                                         -------   -------
      Total revenues                                                      75,770    61,628        22.9%
   Cost of goods sold                                                     25,661    21,913        17.1%
                                                                         -------   -------
      Net revenues                                                       $50,109   $39,715        26.2%
                                                                         =======   =======
Other data:
   Gross margin on sales                                                    39.4%     39.7%       (0.3) pts.
   Average annual inventory turnover                                        3.1x      2.7x         0.4x
   Average inventory per pawn location at quarter end                    $   122   $   115         6.1%
   Average pawn loan balance per pawn location at quarter end            $   169   $   160         5.6%
   Average yield on pawn loan portfolio                                      132%      142%        (10) pts.
   Pawn loan redemption rate                                                  75%       76%         (1) pt.
   Signature loan bad debt as a percentage of signature loan revenues         26%       14%         12 pts.
Expenses and income as a percentage of net revenues (%):
   Operations                                                               52.5      57.2        (4.7) pts.
   Payday loan bad debt and direct transaction expenses                      1.5       4.1        (2.6) pts.
   Credit service bad debt and direct transaction expenses                   7.6        --         7.6 pts.
   Administrative                                                           13.6      14.8        (1.2) pts.
   Depreciation and amortization                                             4.2       4.8        (0.6) pt.
   Interest expense, net                                                     0.4       0.9        (0.5) pt.
   Income before income taxes                                               21.2      19.5         1.7 pts.
   Net income                                                               13.5      12.5         1.0 pt.
Stores in operation:
   Beginning of period                                                       514       405
   New openings                                                                8        40
   Acquired                                                                    1        --
                                                                         -------   -------
   End of period                                                             523       445
                                                                         =======   =======
Average number of locations during the period                                517       424
Composition of ending locations:
   EZPAWN locations                                                          281       280
   Mono-line signature loan locations adjoining EZPAWNs                      158       128
   Mono-line signature loan locations - free standing                         84        37
                                                                         -------   -------
   Total locations in operation                                              523       445
                                                                         =======   =======
   EZPAWN locations offering signature loans                                  83       129
   Total locations offering signature loans                                  325       295

(a)  In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

EFFECT OF ADOPTING A NEW ACCOUNTING PRINCIPLE FOR SHARE-BASED COMPENSATION

Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations only for restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-based Payment," using the modified prospective transition method. Under that transition method, compensation cost recognized in all periods subsequent to September 30, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The grant-date fair value of options is estimated using the Black-Scholes-Merton option-pricing model and is amortized to expense over the options' vesting periods. In accordance with the modified prospective transition provisions, results for prior periods have not been restated. The Company's net income for the three months ended December 31, 2005 includes $574,000 of compensation costs ($555,000 for stock options and $19,000 for restricted stock) and $102,000 of income tax benefits ($95,000 for stock options and $7,000 for restricted stock) related to our share-based compensation arrangements. The Company's net income for the three months ended December 31, 2004 includes $147,000 of compensation costs and $52,000 of income tax benefits related to the amortization of restricted stock grants, with no expense recognized for stock options in that period. At December 31, 2005, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was $2.8 million. The weighted average period over which these costs will be amortized is 2.9 years. Based on current outstanding options, the Company expects to recognize share-based compensation expense of approximately $0.3 million in each of the remaining three quarters of Fiscal 2006. The expense recognized in the first quarter of Fiscal 2006 was higher than the amount expected for the next three quarters due to the acceleration of vesting of certain options, in accordance with their terms.

OVERVIEW

The Company is primarily a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. In 281 EZPAWN locations (as of December 31, 2005), the Company offers non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, the Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. In 242 EZMONEY stores and 83 EZPAWN locations (as of December 31,
2005), the Company offers short-term non-collateralized loans, often referred to as payday loans, or fee-based credit services to customers seeking loans (collectively, "signature loans").

The income earned on pawn lending is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company's loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. The Company's average pawn loan amount ranges between $70 and $85 but varies depending on the valuation of each item pawned. The loan term ranges between 60 and 120 days, consisting of the regulated term and grace period.

In August and November 2005, the Company began reducing the loan term on pawn loans from 90 to 60 days in 67 and 148 of its pawn locations, respectively. Forty-three locations had previously made the change. The Company believes this change will bring about an approximate 15% reduction in its pawn portfolio (those loans between 60 and 90 days old) with very little or no impact on earned pawn service charge revenues. This change also creates a one-time doubling of forfeitures as loans made 90 and 60 days earlier simultaneously forfeit for a 30-day period, resulting in a higher level of inventory available for sale. In the 67 stores converted in August 2005, the Company experienced this doubling of forfeitures as loans matured during the Fiscal 2006 First Quarter. In the 148 stores converted in November 2005, the Company will experience this doubling during the Company's fiscal 2006 second quarter, which will end on March 31, 2006.

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

On July 15, 2005, the EZMONEY stores located in Texas ceased marketing payday loans and began providing fee-based credit services to consumers in obtaining loans from an unaffiliated lender. At December 31, 2005, 210 of the Company's 242 signature loan stores and 51 of the Company's 281 pawn stores offered credit services. The Company does not participate in the loans made by the lender, but earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrower's creditworthiness through the issuance of a letter of credit. To build their credit histories, customers may also request that the Company report their payments to an external credit-reporting agency. The average loan obtained by the Company's credit service customers is approximately $460 and the terms are generally less than 30 days, averaging about 17 days.

The Company earns payday loan service charge revenue on its payday loans. In 64 of its locations, the Company makes payday loans in compliance with state law. In the Fiscal 2006 and Fiscal 2005 First Quarters, the Company also marketed and serviced payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank in some of its locations and in its call center. After origination of the loans, the Company could purchase a 90% participation in the loans made by County Bank and marketed by the Company. As of December 31, 2005, County Bank no longer maintains a payday loan program. Most of these locations began providing credit services to consumers in obtaining loans from an unaffiliated lender. The average payday loan amount is approximately $380 and the terms are generally less than 30 days, averaging about 17 days. The service charge per $100 loaned ranges from $15 to $20 for a 7 to 23-day period.

On December 5, 2005, the Company acquired all outstanding stock of Texas Diamond & Gold, a single-store pawn company for $1.6 million. The results of Texas Diamond & Gold have been consolidated with that of the Company since the acquisition date. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company.

In the Fiscal 2006 First Quarter compared to the Fiscal 2005 First Quarter, the Company saw significant growth in its signature loan contribution and an increase in the gross profit on sales. Somewhat offsetting this was higher operating costs, primarily due to newly opened stores, and administrative costs, particularly share compensation expense. The Company's net income improved to $6.8 million in the Fiscal 2006 First Quarter from $4.9 million in the Fiscal 2005 First Quarter.

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the Fiscal 2006 First Quarter to the Fiscal 2005 First Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2006 First Quarter pawn service charge revenue decreased 0.9%, or $0.2 million from the Fiscal 2005 First Quarter to $16.5 million. The Company's average balance of pawn loans outstanding during the Fiscal 2006 First Quarter was 6.6% higher and ending pawn loans outstanding were 6.0% higher than in the Fiscal 2005 First Quarter. Pawn service charge revenue decreased slightly on a higher average loan balance primarily due to a higher level of loan forfeitures in the Fiscal 2006 First Quarter compared to the Fiscal 2005 First Quarter.

In the Fiscal 2006 First Quarter, 103.9% ($17.2 million) of recorded pawn service charge revenue was collected in cash, offset by a 3.9% ($0.7 million) decrease in accrued pawn service charges receivable. In the Fiscal 2005 First Quarter, 95.3% ($15.9 million) of recorded pawn service charge revenue was collected in cash, and 4.7% ($0.8 million) resulted from an increase in accrued pawn service charges receivable. The accrual of pawn service charges is dependent on the size of the pawn portfolio at the end of the period and the Company's estimate of collectible loans in its portfolio at the end of each quarter. The Company believes the primary cause of the decrease in the pawn service charge receivable during the Fiscal 2006 First Quarter, compared to an increase in the Fiscal 2005 First Quarter, is due to the change in loan terms discussed above and the lower level of loan redemptions.

Sales increased $6.0 million in the Fiscal 2006 First Quarter compared to the Fiscal 2005 First Quarter, to $42.4 million. The increase was due to a $3.6 million (11.4%) increase in merchandise sales, and a $2.4 million (55.5%) increase in jewelry scrapping sales. The increase in sales is largely due to the 11% higher levels of inventory available for sale (beginning inventory plus loan forfeitures and customer purchases) during the Fiscal 2006 First Quarter compared to the Fiscal 2005 First Quarter. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales during the quarters presented:

                                          Quarter Ended December 31,
                                          --------------------------
                                                  2005    2004
                                                 -----   -----
                                             (Dollars in millions)
Merchandise sales                                $35.7   $32.0
Jewelry scrapping sales                            6.7     4.3
                                                 -----   -----
Total sales                                       42.4    36.3
Gross profit on merchandise sales                $14.9   $13.2
Gross profit on jewelry scrapping sales            1.8     1.2
Gross margin on merchandise sales                 41.7%   41.3%
Gross margin on jewelry scrapping sales           27.0%   27.2%
Overall gross margin                              39.4%   39.7%

The Fiscal 2006 First Quarter overall gross margin on sales decreased 0.3 of a percentage point from the Fiscal 2005 First Quarter to 39.4%. This resulted primarily from an increase in the portion of total sales comprised of jewelry scrapping sales, which realize a lower margin than merchandise sales. Margins on merchandise sales improved 0.4 of a percentage point. During the Fiscal 2006 First Quarter, the Company increased its inventory valuation allowance $0.3 million, a charge to cost of goods sold, primarily due to higher cost of aged general merchandise sold. In the Fiscal 2005 First Quarter, the inventory valuation allowance was increased $0.4 million. Inventory shrinkage, included in costs of goods sold, improved to 1.2% of merchandise sales in the Fiscal 2006 First Quarter, compared to 1.7% in the Fiscal 2005 First Quarter.

Signature loan data are as follows:

                                                       Quarter Ended December 31,
                                                       --------------------------
                                                             2005      2004
                                                           -------   -------
                                                         (Dollars in thousands)
Service charge revenue                                     $16,574   $ 8,290
Bad debt:
   Net defaults, including interest and insufficient
      funds fees on brokered loans                          (4,592)   (2,238)
   Change in valuation allowance                               241       108
   Sale of older bad debt (a)                                   --       905
   Other related costs, net of insufficient funds
      fees collected                                           (23)       40
                                                           -------   -------
      Net bad debt                                          (4,374)   (1,185)
Direct transaction expenses                                   (162)     (424)
Operating expenses at EZMONEY stores                        (5,029)   (2,321)
Depreciation and amortization at EZMONEY stores               (215)     (103)
Collection and call center costs (included in
   administrative expense)                                    (372)     (340)
                                                           -------   -------
Contribution to operating income                           $ 6,422   $ 3,917
                                                           =======   =======

Average signature loan balance outstanding during
   quarter (b)                                             $15,450   $ 7,569
Signature loan balance at end of quarter (b)               $17,036   $ 8,666
Participating locations at end of quarter                      325       295
Signature loan bad debt, excluding sale of older bad
   debt, as a percent of service charge revenue (a)             26%       25%
Direct transaction expenses, as a percent of service
   charge revenue                                                1%        5%
Net default rate (b) (c)                                       5.0%      2.9%
Net default rate, excluding sale of older bad debt
   (a) (b) (c)                                                 5.0%      4.9%

(a)  Older bad debts were originated between fiscal 2001 and fiscal 2004.

(b) Signature loan balances include payday loans recorded on the Company's balance sheet and the principal portion of active brokered loans outstanding from independent lenders, the balance of which is not included on the Company's balance sheet.

(c) Principal defaults net of collections, as a percentage of signature loans made and renewed.

The Contribution to operating income presented above includes the effect of incremental operating expenses at EZMONEY stores. Shared operating costs at adjoined EZMONEY stores, such as rent and labor, have been excluded from these figures.

Signature loan service charge revenue doubled from the Fiscal 2005 First Quarter primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. In the Fiscal 2006 First Quarter, 98.1% ($16.3 million) of recorded signature loan service charge revenue was collected in cash, and 1.9% ($0.3 million) resulted from an increase in accrued service charges receivable. In the Fiscal 2005 First Quarter, 96.6% ($8.0 million) of recorded signature loan service charge revenue was collected in cash, and 3.4% ($0.3 million) resulted from an increase in accrued service charges receivable.

Signature loan bad debt was $4.4 million (26% of signature loan service charge revenue) in the Fiscal 2006 First Quarter. This was an increase of $2.3 million compared to the Fiscal 2005 First Quarter bad debt of $2.1 million (25% of service charge revenues) excluding the sale of older bad debt. During the Fiscal 2005 First Quarter, the Company sold its older bad debt (originated between fiscal 2001 and fiscal 2004) to an outside agency for net proceeds of approximately $0.9 million. Including the effect of this sale, signature loan bad debt was $1.2 million (14% of signature loan service charge revenues) in the Fiscal 2005 First Quarter. The Company now sells, normally on a weekly basis, bad debts as they age beyond 60 days. The Company believes that, in today's market, selling this debt is more efficient than other alternatives.

The Company provides a valuation allowance for expected losses on signature loans and the related fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At December 31, 2005, the valuation allowance was 37% of signature loan fees receivable (6.4% of the outstanding signature loan principal and fees receivable), compared to 26% of signature loan fees receivable (4.2% of the signature loan principal and fees receivable) at December 31, 2004.

Operations expense increased to $26.3 million in the Fiscal 2006 First Quarter from $22.7 million in the Fiscal 2005 First Quarter, representing a 4.7 percentage point decrease when measured as a percentage of net revenue. Of the total increase, $2.7 million related to EZMONEY stores (primarily new stores), and $0.9 million related to EZPAWN stores.

Administrative expenses in the Fiscal 2006 First Quarter increased to $6.8 million from $5.9 million in the Fiscal 2005 First Quarter, but decreased 1.2 percentage points when measured as a percent of net revenue. The increase was due primarily to a $0.6 million charge for share-based compensation in the Fiscal 2006 First Quarter, compared to $0.1 million in the Fiscal 2005 First Quarter. The increased expense was due to the current year adoption of SFAS No. 123(R) as described above under "Effect of Adopting a New Accounting Principle for Share-based Compensation." In addition to the share-based compensation expense, the Company also experienced a $0.6 million increase in administrative labor, offset by smaller decreases in other administrative expenses in the Fiscal 2006 First Quarter.

Depreciation and amortization expense increased $0.2 million to $2.1 million in the Fiscal 2006 First Quarter, compared to the Fiscal 2005 First Quarter. Depreciation on assets placed in service outweighed the reduction from assets that were retired or became fully depreciated.

In the Fiscal 2006 First Quarter, interest expense decreased to $0.2 million from $0.3 million in the Fiscal 2005 First Quarter due to lower average debt balances. The Company had no debt at December 31, 2005, compared to $22.0 million at December 31, 2004. Decreases in the debt balance were funded by cash flow from operations after funding all investment activity. Assuming the Company remains debt-free, it would expect to continue to pay a commitment fee of $37,500 quarterly through the April 1, 2007 maturity date of its current credit agreement. In the quarter ending March 31, 2006, the Company will amortize to interest expense the remaining $88,000 of deferred financing costs. This is equal to the amount amortized in the comparable period of Fiscal 2005.

The Fiscal 2006 First Quarter income tax expense was $3.9 million (36.4% of pretax income) compared to $2.8 million (36.0% of pretax income) for the Fiscal 2005 First Quarter. The increase in effective tax rate between these periods is due to the recognition of non-deductible expense for incentive stock options (from the SFAS No. 123(R) adoption) expected for the year. This was offset by a decrease in expected state taxes and the smaller impact other non-deductible items are expected to have on increased earnings in the year ending September 30, 2006.

Operating income for the Fiscal 2006 First Quarter increased $2.7 million from the Fiscal 2005 First Quarter to $10.3 million, primarily due to the $2.5 million greater contribution from signature loans and the $2.3 million increase in gross profit from sales, offset by $0.9 million higher administrative expenses, along with smaller changes in other items. After a $1.1 million increase in income taxes related primarily to the increased earnings, net income improved to $6.8 million in the Fiscal 2006 First Quarter from $4.9 million in the Fiscal 2005 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

In the Fiscal 2006 First Quarter, the Company's $7.8 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $9.4 million, offset by (ii) $1.6 million of changes in operating assets and liabilities, primarily federal income taxes, accounts payable, accrued expenses, prepaid expenses, and other current and non-current assets. In the Fiscal 2005 First Quarter, the Company's $5.4 million cash flow from operations consisted of
(i) net income plus several non-cash items, aggregating to $7.8 million, offset by (ii) $2.4 million of changes in operating assets and liabilities, primarily prepaid expenses, other current and non-current assets, accounts payable, accrued expenses, and federal income taxes.

The Company used $0.8 million of cash for investing activities. During the Fiscal 2006 First Quarter, the Company invested $1.6 million for the acquisition of a pawn store, invested $1.5 million in property and equipment, and invested $0.5 million in payday loans net of repayments. Pawn loan repayments and principal recovery through the sale of forfeited collateral exceeded pawn loans made by $2.8 million, partially offsetting investing cash uses. Cash flow from operations funded the investing activities and the repayment of $7.0 million of outstanding debt in the quarter.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations (in thousands):

                                                   Payments due by Period
                                 ---------------------------------------------------------
                                           Less than 1                           More than
Contractual Obligations           Total        year      1-3 years   3-5 years    5 years
-----------------------          -------   -----------   ---------   ---------   ---------
Long-term debt obligations       $    --     $    --      $    --     $    --     $    --
Interest and commitment fee on
   long-term obligations             243         205           38
Capital lease obligations             --          --           --          --          --
Operating lease obligations       96,611      14,914       25,811      19,108      36,778
Purchase obligations                  --          --           --          --          --
Other long-term liabilities           --          --           --          --          --
                                 -------     -------      -------     -------     -------
Total                            $96,854     $15,119      $25,849     $19,108     $36,778
                                 =======     =======      =======     =======     =======

In addition to the contractual obligations in the table above, the Company is obligated under letters of credit issued to unaffiliated lenders as part of its credit service operations. At December 31, 2005, the Company's maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $16.6 million. This amount includes principal, interest, and insufficient funds fees.

In the remaining nine months of the fiscal year ending September 30, 2006, the Company also plans to open an additional 107 to 117 EZMONEY payday loan stores for an expected aggregate capital expenditure of approximately $3.9 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will increase future earnings, it expects they will have a negative effect on earnings and cash flow in their first year of operation.

The Company had no debt outstanding at December 31, 2005. The Company's credit agreement provides for a $40 million revolving credit facility, secured by the Company's assets, and matures April 1, 2007. Under the terms of the agreement, the Company had the ability to borrow an additional $24.5 million at December 31, 2005, after allowing for $15.5 million in the principal portion of letters of credit issued under its credit service program. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. Although the Company had no outstanding debt at December 31, 2005, it remains contractually obligated to pay the unpaid interest of $55,000 at December 31, 2005 and the line of credit commitment fee. These amounts are included in the contractual obligations table above, assuming the current outstanding balance, interest rate, and commitment fee will be applicable through the maturity of the credit agreement on April 1, 2007. The outstanding debt balance fluctuates based on cash needs and the interest rate varies in response to the Company's leverage ratio.

The Company anticipates that cash flow from operations and availability under its revolving credit agreement will be adequate to fund its contractual obligations, planned store growth, capital expenditures, and working capital requirements during the coming year.

SEASONALITY

Historically, service charge revenues are highest in the Company's first fiscal quarter (October through December) due to improving loan redemption rates coupled with a higher average loan balance following the summer lending season. Sales generally are highest in the Company's first and second fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. Sales volume can be heavily influenced by the timing of decisions to scrap excess jewelry inventory, which generally occurs during low jewelry sales periods (May through October). The net effect of these factors is that net revenues and net income typically are highest in the first and second fiscal quarters. The Company's cash flow typically is greatest in its second fiscal quarter primarily due to a high level of loan redemptions and sales in the income tax refund season.

USE OF ESTIMATES AND ASSUMPTIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on payday loans, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in foreign currency exchange rates and gold values. The Company also is exposed to regulatory risk in relation to its credit services and payday loans. The Company does not use derivative financial instruments.

The Company's earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and the Company's ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on the Company's financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, readers should see "Risk Factors" in Part II, Item 1A of this quarterly report on Form 10-Q.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to its equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the quarter ended September 30, 2005 (included in the Company's December 31, 2005 results on a three-month lag as described above) was approximately a $161,000 decrease, net of tax effect, to stockholders' equity. On December 31, 2005, the U.K. pound weakened to 1.00 to 1.7208 U.S. dollars from 1.7628 at September 30, 2005. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, and known uncertainties. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "expect," "anticipate," "seek," "estimate," "intend," "plan," "projection," "outlook," "expect," and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the Company's control, and in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2005. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and result of the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended September 30, 2005. These factors are supplemented by those discussed under "Quantitative and Qualitative Disclosures about Market Risk" in Part I, Item 3 of this Quarterly Report on Form 10-Q, in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2005, and in the following item:

- THE COMPANY'S EARNINGS AND FINANCIAL POSITION ARE AFFECTED BY CHANGES IN GOLD VALUES AND THE RESULTING IMPACT ON PAWN LENDING AND JEWELRY SALES; A SIGNIFICANT OR SUDDEN CHANGE IN GOLD VALUES MAY HAVE A MATERIAL IMPACT ON THE COMPANY'S EARNINGS. Sales proceeds and the Company's ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The Company periodically changes its lending guidelines on gold jewelry as gold values change and in response to other market factors, such as competitor loan values. The impact on the Company's financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated because the market and competitive response to changes in gold values is not known; however, changes in gold values would likely lead to changes in sales, sales margins, and pawn service charge revenues.

ITEM 6. EXHIBITS

(a) Exhibit
     Number                          Description
    -------                          -----------
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

                                        EZCORP, INC.
                                        (Registrant)


Date: February 9, 2006                  By: /s/ DAN N. TONISSEN
                                            ------------------------------------
                                            (Signature)
                                            Dan N. Tonissen
                                            Senior Vice President,
                                            Chief Financial Officer &
                                            Director

                                  EXHIBIT INDEX

Exhibit
 Number                              Description
-------                              -----------
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