Form 10-Q
period 2006-03-31
EZCORP INC
filed 2006-05-10
CIK 876523

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER 000-19424

                                   ----------

                                  EZCORP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          74-2540145
      (State or other jurisdiction                              (IRS Employer
    of incorporation or organization)                        Identification No.)

   1901 CAPITAL PARKWAY, AUSTIN, TEXAS                              78746
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

As of March 31, 2006, 12,199,685 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 990,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of March 31, 2006,
            March 31, 2005 and September 30, 2005 .......................     1

            Condensed Consolidated Statements of Operations for the Three
            Months and Six Months Ended March 31, 2006 and 2005 .........     2

            Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended March 31, 2006 and 2005 ........................     3

            Notes to Interim Condensed Consolidated Financial
            Statements ..................................................     4

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................    13

         Item 3. Quantitative and Qualitative Disclosures about Market
         Risk............................................................    25

         Item 4. Controls and Procedures ................................    26

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .....................................    27

         Item 1A.  Risk Factors .........................................    27

         Item 6.  Exhibits ..............................................    27

SIGNATURE ...............................................................    28

EXHIBIT INDEX ...........................................................    29

CERTIFICATIONS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                                        March 31,   March 31,   September 30,
                                                                           2006        2005          2005
                                                                        ---------   ---------   -------------
                                                                                    (In thousands)
                                                                                     (Unaudited)
Assets:
   Current assets:
      Cash and cash equivalents                                         $ 26,041    $  1,405      $  4,168
      Pawn loans                                                          39,044      40,081        52,864
      Payday loans, net                                                    1,507       7,711         1,634
      Pawn service charges receivable, net                                 6,598       7,720         9,492
      Payday loan service charges receivable, net                            250       1,573           272
      Credit service fees receivable, net                                  2,663          --         3,007
      Inventory, net                                                      30,764      26,967        30,293
      Deferred tax asset                                                  10,629       9,711        10,534
      Note receivable from related party                                      --       1,500            --
      Prepaid expenses and other assets                                    4,014       3,918         1,998
                                                                        --------    --------      --------
         Total current assets                                            121,510     100,586       114,262
   Investment in unconsolidated affiliate                                 17,614      17,094        17,348
   Property and equipment, net                                            27,124      26,132        26,964
   Deferred tax asset, non-current                                         4,012       4,946         4,012
   Other assets, net                                                       3,471       3,914         2,862
                                                                        --------    --------      --------
   Total assets                                                         $173,731    $152,672      $165,448
                                                                        ========    ========      ========
Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable and other accrued expenses                         16,576      13,359        18,988
      Customer layaway deposits                                            2,147       1,848         1,672
      Federal income taxes payable                                         1,035         271           648
                                                                        --------    --------      --------
         Total current liabilities                                        19,758      15,478        21,308
   Long-term debt                                                             --       6,825         7,000
   Deferred gains and other long-term liabilities                          3,430       3,778         3,597
                                                                        --------    --------      --------
      Total long-term liabilities                                          3,430      10,603        10,597
   Commitments and contingencies                                              --          --            --
   Stockholders' equity:
      Preferred Stock, par value $.01 per share; Authorized
         5,000,000 shares; none issued and outstanding                        --          --            --
      Class A Non-voting Common Stock, par value $.01 per share;
         Authorized 40,000,000 shares; 12,208,718 issued and
         12,199,685 outstanding at March 31, 2006; 11,446,843 issued and 11,437,810 outstanding at March 31, 2005; 11,878,458
         issued and 11,869,425 outstanding at September 30, 2005             121         114           117
      Class B Voting Common Stock, convertible, par value $.01
         per share; Authorized 1,198,990 shares; 1,190,057 issued and
         990,057 outstanding                                                  10          10            10
      Additional paid-in capital                                         121,017     116,894       118,219
      Retained earnings                                                   29,197       8,880        14,714
      Deferred compensation expense                                         (208)       (538)         (244)
                                                                        --------    --------      --------
                                                                         150,137     125,360       132,816
      Treasury stock, at cost (9,033 shares)                                 (35)        (35)          (35)
      Accumulated other comprehensive income                                 441       1,266           762
                                                                        --------    --------      --------
         Total stockholders' equity                                      150,543     126,591       133,543
                                                                        --------    --------      --------
   Total liabilities and stockholders' equity                           $173,731    $152,672      $165,448
                                                                        ========    ========      ========

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                Three Months          Six Months
                                                              Ended March 31,      Ended March 31,
                                                             -----------------   -------------------
                                                               2006      2005      2006       2005
                                                             -------   -------   --------   --------
                                                                    (In thousands, except per
                                                                          share amounts)
Revenues:
   Sales                                                     $47,605   $40,259   $ 89,958   $ 76,583
   Pawn service charges                                       15,453    14,682     31,967     31,351
   Payday loan service charges                                 1,103     7,828      2,255     16,118
   Credit service fees                                        14,451        --     29,873         --
   Other                                                         329       329        658        674
                                                             -------   -------   --------   --------
      Total revenues                                          78,941    63,098    154,711    124,726
Cost of goods sold                                            28,337    23,901     53,998     45,814
                                                             -------   -------   --------   --------
      Net revenues                                            50,604    39,197    100,713     78,912
Operating expenses:
   Operations                                                 27,908    23,988     54,221     46,691
   Payday loan bad debt and direct transaction expenses          390     1,495      1,122      3,104
   Credit service bad debt and direct transaction expenses     1,935        --      5,739         --
   Administrative                                              6,695     5,796     13,517     11,663
   Depreciation                                                2,119     2,054      4,225      3,924
   Amortization                                                   17        17         34         34
                                                             -------   -------   --------   --------
      Total operating expenses                                39,064    33,350     78,858     65,416
                                                             -------   -------   --------   --------
Operating income                                              11,540     5,847     21,855     13,496
Interest expense, net                                             41       275        263        614
Equity in net income of unconsolidated affiliate                (673)     (636)    (1,188)    (1,096)
Loss on sale / disposal of assets                                 23         6          8         43
                                                             -------   -------   --------   --------
Income before income taxes                                    12,149     6,202     22,772     13,935
Income tax expense                                             4,422     2,233      8,289      5,017
                                                             -------   -------   --------   --------
Net income                                                   $ 7,727   $ 3,969   $ 14,483   $  8,918
                                                             =======   =======   ========   ========
Net income per common share:
   Basic                                                     $  0.59   $  0.32   $   1.12   $   0.72
                                                             =======   =======   ========   ========
   Diluted                                                   $  0.56   $  0.29   $   1.06   $   0.66
                                                             =======   =======   ========   ========
Weighted average shares outstanding:
   Basic                                                      13,067    12,402     12,977     12,383
   Diluted                                                    13,838    13,755     13,646     13,542

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
                                                                                       -------------------
                                                                                         2006       2005
                                                                                       --------   --------
                                                                                          (In thousands)
Operating Activities:
   Net income                                                                          $ 14,483   $  8,918
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       4,259      3,958
      Payday loan loss provision                                                            879      2,449
      Deferred taxes                                                                        (95)        --
      Net loss on sale or disposal of assets                                                  8         43
      Share-based compensation                                                              891        294
      Income from investment in unconsolidated affiliate                                 (1,188)    (1,096)
   Changes in operating assets and liabilities:
      Service charges and fees receivable, net                                            3,279        860
      Inventory                                                                               7        496
      Prepaid expenses, other current assets, and other assets, net                      (2,028)    (1,313)
      Accounts payable and accrued expenses                                              (2,444)    (1,522)
      Customer layaway deposits                                                             459        203
      Deferred gains and other long-term liabilities                                       (167)      (180)
      Federal income taxes                                                                  421     (1,772)
                                                                                       --------   --------
         Net cash provided by operating activities                                       18,764     11,338
Investing Activities:
   Pawn loans made                                                                      (85,782)   (75,809)
   Pawn loans repaid                                                                     53,718     48,815
   Recovery of pawn loan principal through sale of forfeited collateral                  46,337     39,164
   Payday loans made                                                                    (10,189)   (30,942)
   Payday loans repaid                                                                    9,437     28,074
   Additions to property and equipment                                                   (4,385)    (4,247)
   Acquisitions, net of cash acquired                                                    (1,590)        --
   Dividends from unconsolidated affiliate                                                  601        542
   Proceeds from sale of assets                                                              15         --
                                                                                       --------   --------
         Net cash provided by investing activities                                        8,162      5,597
Financing Activities:
   Proceeds from exercise of stock options and warrants                                   1,947        139
   Net payments on bank borrowings                                                       (7,000)   (18,175)
                                                                                       --------   --------
         Net cash used in financing activities                                           (5,053)   (18,036)
                                                                                       --------   --------
Change in cash and equivalents                                                           21,873     (1,101)
Cash and equivalents at beginning of period                                               4,168      2,506
                                                                                       --------   --------
Cash and equivalents at end of period                                                  $ 26,041   $  1,405
                                                                                       ========   ========
Non-cash Investing and Financing Activities:
   Pawn loans forfeited and transferred to inventory                                   $ 46,122   $ 35,991
   Foreign currency translation adjustment                                             $    321   $    439
   Issuance of common stock to 401(k) plan                                             $     --   $     72

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

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

The Company's business is subject to seasonal variations, and operating results for the three-month and six-month periods ended March 31, 2006 (the "Fiscal 2006 Second Quarter" and the "Fiscal 2006 Year-to-Date Period") are not necessarily indicative of the results of operations for the full fiscal year.

NOTE B: SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for its 28.7% interest in Albemarle & Bond Holdings, plc using the equity method.

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could increase or decrease the Company's estimate of collectible loans, affecting the Company's earnings and financial condition. If a pawn loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (pawn loan principal) or market value (net realizable value) of the property. Sales revenue and the related cost are recorded when this inventory is sold.

PAYDAY LOAN REVENUE RECOGNITION: The Company accrues service charges on the percentage of payday loans the Company deems to be collectible using the interest method. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection.

PAYDAY LOAN BAD DEBT AND DIRECT TRANSACTION EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges defaulted loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan net defaults, included in payday loan bad debt and direct transaction expenses, were $0.4 million and $0.9 million, representing 5.0% and 5.8% of loans made for the Fiscal 2006 Second Quarter and the Fiscal 2006 Year-to-Date Period, respectively. In the comparable 2005 periods (the "Fiscal 2005 Second Quarter" and the "Fiscal 2005 Year-to-Date Period"), payday loan net defaults were $1.2 million and $2.5 million, representing 2.9% of loans made in both the three-month and six-month periods. Excluding the benefit of a $0.9 million sale of older bad debt in December 2004, net defaults for the Fiscal 2005 Year-to-Date Period were $3.4 million, or 3.9% of loans made. The Company includes direct transaction expenses in this financial statement line item. These include Tele-Track charges, electronic debit fees, and other bank fees. These expenses tend to vary directly with transaction volume.

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

CREDIT SERVICE BAD DEBT AND DIRECT TRANSACTION EXPENSES: As part of its credit services, the Company issues a letter of credit to enhance the creditworthiness of the Company's customers seeking loans from an unaffiliated lender. The letter of credit assures the lender that if the borrower defaults on his loan, the Company will pay the lender the principal and accrued interest owed it by the borrower, plus an insufficient funds fee if applicable, all of which the Company records as bad debt and then attempts to collect from the borrower. Upon demand, the Company pays all amounts due under the related letter of credit if the loan has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, the Company charges those amounts to bad debt upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. The Company's credit service bad debt, included in credit service bad debt and direct transaction expenses, was $1.9 million and $5.6 million, representing 13% and 19% of credit service fee revenues for the Fiscal 2006 Second Quarter and Year-to-Date Period, respectively. The Company had no credit service bad debt in the fiscal 2005 periods, as it did not offer credit services in those periods. The Company includes direct transaction expenses in this financial statement line item. These include Tele-Track charges, electronic debit fees, and other bank fees. These expenses tend to vary directly with transaction volume.

CREDIT SERVICE ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses it expects to incur under letters of credit for loans that are active at period-end but have not yet matured. Its allowance is based on recent loan default experience and expected seasonal variations, and includes all amounts it expects to pay to the unaffiliated lender upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts it expects to subsequently collect from borrowers ("Expected LOC Losses"). Changes in the valuation allowance are charged to credit service bad debt expense in the Company's statement of operations. At March 31, 2006, the allowance for Expected LOC Losses was $0.5 million. At that date, the Company's maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $12.9 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, the Company also provides an allowance for the credit service fees it expects not to collect, and charges changes in the credit service fee receivable valuation allowance to credit service fee revenue.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At March 31, 2006, March 31, 2005, and September 30, 2005, the valuation allowance deducted from the carrying value of inventory was $2.5 million, $2.1 million, and $1.9 million (7.6%, 7.1%, and 5.8% of gross inventory), respectively. Changes in the inventory valuation allowance are recorded as cost of goods sold.

INTANGIBLE ASSETS: Goodwill and other intangible assets having indefinite lives are not subject to amortization, but are tested for impairment annually on July 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company recognized no impairment of its intangible assets in the Fiscal 2006 or Fiscal 2005 Second Quarter. Intangible assets with definite lives are amortized over their estimated useful lives.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in the Fiscal 2006 or 2005 Year-to-Date Periods.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. As of March 31, 2006, March 31, 2005 and September 30, 2005, the Company had no valuation allowance on its deferred tax assets.

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

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $71.5 million, $63.1 million and $67.2 million at March 31, 2006, March 31, 2005, and September 30, 2005, respectively.

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

NOTE D: EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, and restricted stock awards.

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

                                                                   Three Months Ended    Six Months Ended
                                                                        March 31,           March 31,
                                                                   ------------------   -----------------
                                                                      2006      2005      2006      2005
                                                                    -------   -------   -------   -------
Net income (A)                                                      $ 7,727   $ 3,969   $14,483   $ 8,918
Weighted average outstanding shares of common stock (B)              13,067    12,402    12,977    12,383
Dilutive effect of stock options, warrants, and restricted stock        771     1,353       669     1,159
                                                                    -------   -------   -------   -------
Weighted average common stock and common stock equivalents (C)       13,838    13,755    13,646    13,542
                                                                    =======   =======   =======   =======
Basic earnings per share (A/B)                                      $  0.59   $  0.32   $  1.12   $  0.72
                                                                    =======   =======   =======   =======
Diluted earnings per share (A/C)                                    $  0.56   $  0.29   $  1.06   $  0.66
                                                                    =======   =======   =======   =======

Anti-dilutive options, warrants, and restricted stock grants have been excluded from the computation of diluted earnings per share because the related exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's Fiscal 2006 Year-to-Date Period represents its percentage interest in the results of A&B's operations from July 1, 2005 to December 31, 2005.

Below is summarized financial information for A&B's most recently reported results (using average exchange rates for the periods indicated):

                                 Six Months Ended
                                   December 31,
                                -----------------
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

NOTE G: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for the Fiscal 2006 Second Quarter was $7.6 million and comprehensive income for the Fiscal 2006 Year-to-Date Period was $14.2 million. For the comparable 2005 periods, comprehensive income was $4.4 million and $9.4 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented as "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets, and amounted to $0.4 million ($0.6 million, net of tax of $0.2 million) at March 31, 2006.

NOTE H: LONG-TERM DEBT

At March 31, 2006, the Company had no outstanding debt. The Company's credit agreement provides for a $40 million revolving credit facility, secured by the Company's assets, and matures April 1, 2007. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points annually on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

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

The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

                March 31, 2006   March 31, 2005   September 30, 2005
                --------------   --------------   ------------------
                                   (In thousands)
Pawn licenses       $1,500           $1,500             $1,500
Goodwill               631               --                --
                    ------           ------             ------
Total               $2,131           $1,500             $1,500
                    ======           ======             ======

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

                                 March 31, 2006            March 31, 2005          September 30, 2005
                            -----------------------   -----------------------   -----------------------
                            Carrying    Accumulated   Carrying    Accumulated   Carrying    Accumulated
                             Amount    Amortization    Amount    Amortization    Amount    Amortization
                            --------   ------------   --------   ------------   --------   ------------
                                                           (In thousands)
License application fees     $  345       $(242)       $  345       $(211)       $  345       $(226)
Real estate finders' fees       554        (302)          554        (285)          554        (294)
Non-compete agreements          388        (267)          388        (248)          388        (258)
                             ------       -----        ------       -----        ------       -----
Total                        $1,287       $(811)       $1,287       $(744)       $1,287       $(778)
                             ======       =====        ======       =====        ======       =====

Total amortization expense from definite-lived intangible assets for the Fiscal 2006 Second Quarter and Fiscal 2006 Year-to-Date Period was approximately $17,000 and $34,000, respectively. The amortization was unchanged from the same periods of Fiscal 2005. The following table presents the Company's estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2005 (in thousands):

Fiscal Year   Amortization Expense
-----------   --------------------
    2006               $67
    2007                67
    2008                66
    2009                57
    2010                42

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE J: SHARE-BASED COMPENSATION

Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123. For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations for only restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-based Payment," using the modified prospective transition method. Under that transition method, compensation cost recognized in all periods subsequent to September 30, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of grants is amortized to compensation expense on a straight-line basis over the vesting period for both cliff vesting and graded vesting grants. The grant-date fair value of options is estimated using the Black-Scholes-Merton option-pricing model and is amortized to expense over the options' vesting periods. In accordance with the modified prospective transition provisions, results for prior periods have not been restated, and pro forma results are disclosed below for the pre-adoption period. The Company's net income includes the following compensation costs related to our share-based compensation arrangements:

                                    Three Months Ended   Six Months Ended
                                          March 31,         March 31,
                                    ------------------   ----------------
                                       2006   2005         2006     2005
                                       ----   -----        ----    -----
                                               (in thousands)
Gross compensation costs
   Stock options                       $300    $ --        $ 855   $  --
   Restricted stock                      19     147           38     294
                                       ----    ----        -----   -----
   Total gross compensation costs      $319    $147        $ 893   $ 294

Income tax benefits
   Stock options                       $ --    $ --        $ (95)  $  --
   Restricted stock                      (7)    (52)         (14)   (104)
                                       ----    ----        -----   -----
   Total income tax benefits           $ (7)   $(52)       $(109)  $(104)
                                       ----    ----        -----   -----
Net compensation expense               $312    $ 95        $ 784   $ 190
                                       ====    ====        =====   =====

All options and restricted stock relate to the Company's Class A Non-voting Common Stock.

Our independent directors have been granted non-qualified stock options that vest one year from grant and expire in ten years. Non-qualified and incentive stock options have been granted to our officers and employees under our 1991, 1998, and 2003 Incentive Plans. Most options have a contractual life of ten years and provide for graded vesting over five years, but some provide for cliff vesting. Certain of the options granted to officers also provide for accelerated vesting upon a change in control or upon the achievement of certain income targets and/or new store opening targets. Outstanding options have been granted with strike prices ranging from $2.00 per share to $16.06 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The market value of the restricted stock on the award date was $0.8 million, which was amortized over the two-year restriction period that expired September 17, 2005. During the Fiscal 2005 Second Quarter and Fiscal 2005 Year-to-Date Period, respectively, $0.1 million and $0.2 million of this cost was amortized to expense.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The market value of the restricted stock on the award date was $0.6 million, which was being amortized over a three-year period based on the Company's initial expectation that earlier vesting objectives would be met. One-third of the shares vested January 15, 2005 based on the attainment of the goals for accelerated vesting. Effective October 1, 2005, the Company determined it no longer believed the requirements would be met for accelerated vesting of the remaining unvested shares. Accordingly, the remaining unamortized deferred compensation of $0.2 million is being amortized ratably over the vesting period ending January 1, 2009. During the Fiscal 2006 and 2005 Second Quarters, respectively, $19,000 and $49,000 was amortized to expense for this grant. During the Fiscal 2006 and 2005 Year-to-Date Periods, respectively, $38,000 and $98,000 was amortized to expense for this grant. These restricted shares are not included in the Summary of Option Plans' Activity table below.

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

                                                         Weighted Average
                                                      Grant-Date Fair Value
                                             Shares         per share
                                             ------   ---------------------
Restricted Stock Awards:
   Non-vested balance at  October 1, 2005    40,000           $9.77
      Granted                                    --              --
      Vested                                     --              --
      Forfeited                                  --              --
                                             ------           -----
   Non-vested balance at December 31, 2005   40,000           $9.77
      Granted                                    --              --
      Vested                                     --              --
      Forfeited                                  --              --
                                             ------           -----
   Non-vested balance at March 31, 2006      40,000           $9.77
                                             ======           =====

As of March 31, 2006, there was $0.2 million of unrecognized compensation cost related to RSAs. The Company expects to recognize this cost over a weighted average period of 2.8 years.

The following table summarizes the impact of adopting SFAS No. 123(R) on the noted items:

                                               Three Months Ended        Six Months Ended
                                                 March 31, 2006           March 31, 2006
                                             ----------------------   ----------------------
                                             Intrinsic                Intrinsic
                                               Value     Fair Value     Value     Fair Value
                                               Method      Method       Method      Method
                                             ---------   ----------   ---------   ----------
                                                 (In thousands, except per share amounts)
Income before income taxes                    $12,449      $12,149     $23,627     $22,772
Net income                                    $ 8,042      $ 7,727     $15,258     $14,483
Earnings per share:
   Basic                                      $  0.62      $  0.59     $  1.18     $  1.12
   Diluted                                    $  0.58      $  0.56     $  1.11     $  1.06
Cash flow provided by operating activities    $10,924      $10,924     $18,764     $18,764
Cash flow used in financing activities        $ 1,882      $ 1,882     $(5,053)    $(5,053)

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

A summary of the option plans' activity for the most recently reported period follows:

                        SUMMARY OF OPTION PLANS' ACTIVITY

                                                                             Weighted Average
                                                               Weighted          Remaining         Aggregate
                                                                Average      Contractual Term   Intrinsic Value
                                                  Shares    Exercise Price        (years)         (thousands)
                                                ---------   --------------   ----------------   ---------------
Outstanding at September 30, 2005               1,799,900       $ 7.80
   Granted                                             --           --
   Forfeited                                      (29,560)      $ 9.07
   Expired                                             --           --
   Exercised                                      (15,450)      $ 4.19
                                                ---------       ------
Outstanding at December 31, 2005                1,754,890       $ 7.81
   Granted                                             --           --
   Forfeited                                       (5,000)      $10.61
   Expired                                             --           --
   Exercised                                     (294,450)      $ 6.38
                                                ---------       ------
Outstanding at March 31, 2006                   1,455,440       $ 8.08              5.6             $31,199
Vested and Expected to Vest at March 31, 2006   1,358,820       $ 8.03              5.4             $29,197
Vested at March 31, 2006                          921,300       $ 7.57              5.1             $20,222

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes-Merton option valuation model, the Company used the following weighted average assumptions for the Fiscal 2005 periods:

                                           Three Months Ended,   Six Months Ended,
                                              March 31, 2005       March 31, 2005
                                           -------------------   -----------------
Risk-free interest rate                              3.67%                3.48%
Dividend yield                                          0%                   0%
Volatility factor of the expected market
   price of the Company's common stock              92.13%               91.75%
Expected life of the options                    5.5 years            5.5 years
Weighted average grant date fair value
   of options granted                              $10.81                $7.39

No options were granted in the Fiscal 2006 Second Quarter or Year-to-Date Period. The Company considered the contractual life of the options and the past behavior of employees in estimating the expected life of options granted. The estimated expected life cannot exceed the contractual term, and cannot be less than the vesting term. The volatility factor was estimated using the actual volatility of the Company's stock over the most recently completed time period equal to the estimated life of each option grant. Although no adjustment was made in the period presented above, the Company considers excluding from its volatility factor discrete events which have had a significant effect on its historical volatility but have a remote chance of recurring.

As of March 31, 2006, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $3.0 million. The weighted average period over which these costs will be amortized is 2.7 years.

The total intrinsic value of stock options exercised was $4.4 million in the Fiscal 2006 Second Quarter, and $4.6 million in the Fiscal 2006 Year-to-Date Period. The total intrinsic value of stock options exercised was $0.9 million in the Fiscal 2005 Second Quarter and Year-to-Date Period.

At March 31, 2006, 102,200 shares were available for future grant under the 2003 Incentive Plan, which covers stock options, warrants, and restricted stock awards. Awards that expire or are canceled without delivery of shares under the 2003 Incentive Plan generally become available for issuance. The Company issues new shares to satisfy stock option exercises.

Stock option and warrant exercises resulted in the issuance of 294,810 shares of Class A Non-voting Common Stock in the Fiscal 2006 Second Quarter, and 310,260 shares in the Fiscal 2006 Year-to-Date Period. The proceeds from the exercises totaled $1.9 million in the Fiscal 2006 Second Quarter and $1.95 million in the Fiscal 2006 Year-to-Date Period.

Stock option and warrant exercises resulted in the issuance of 58,658 shares of Class A Non-voting Common Stock in the Fiscal 2005 Second Quarter, and 61,458 shares in the Fiscal 2005 Year-to-Date Period for total proceeds of $133,000 and $139,000, respectively.

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

                                                        Three Months Ended   Six Months Ended
                                                          March 31, 2005      March 31, 2005
                                                        ------------------   ----------------
                                                                    (In thousands,
                                                              except per share amounts)
Net income, as reported                                       $3,969              $8,918
Add: share-based employee compensation included
   in reported net income, net of related tax effects             95                 191
Deduct: total share-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                   (259)               (518)
                                                              ------              ------
Pro forma net income                                          $3,805              $8,591
                                                              ======              ======
Earnings per share - basic:
   As reported                                                $ 0.32              $ 0.72
   Pro forma                                                  $ 0.31              $ 0.69

Earnings per share - diluted:
   As reported                                                $ 0.29              $ 0.66
   Pro forma                                                  $ 0.28              $ 0.63

At March 31, 2006, warrants to purchase 22,036 shares of Class A Non-voting Common Stock and 4,074 shares of Class B Voting Common Stock at $6.17 per share were outstanding. The warrants are not mandatorily redeemable, and are exercisable at the option of the holder through July 25, 2009.

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

Second Quarter Ended March 31, 2006 vs. Second Quarter Ended March 31, 2005

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended March 31, 2006 and 2005 ("Fiscal 2006 Second Quarter" and "Fiscal 2005 Second Quarter," respectively):

                                                                   Three Months
                                                                Ended March 31, (a)
                                                                -------------------   % or Point
                                                                   2006      2005     Change (b)
                                                                 -------   -------    ----------
Net revenues:
   Sales                                                         $47,605   $40,259     18.2%
   Pawn service charges                                           15,453    14,682      5.3%
   Payday loan service charges                                     1,103     7,828    (85.9)%
   Credit service fees                                            14,451        --      100%
   Other                                                             329       329      0.0%
                                                                 -------   -------
      Total revenues                                              78,941    63,098     25.1%
   Cost of goods sold                                             28,337    23,901     18.6%
                                                                 -------   -------
      Net revenues                                               $50,604   $39,197     29.1%
                                                                 =======   =======
Other data:
   Gross margin on sales                                            40.5%     40.6%    (0.1) pts.
   Average annual inventory turnover                                 3.5x      3.2x     0.3x
   Average inventory per pawn location at quarter end            $   109   $    96     13.5%
   Average pawn loan balance per pawn location at quarter end    $   139   $   143     (2.8)%
   Average yield on pawn loan portfolio                              149%      144%       5 pts.
   Pawn loan redemption rate                                          79%       79%      --
   Signature loan bad debt as a percentage of signature loan
   revenues                                                           14%       15%      (1) pt.
Expenses and income as a percentage of net revenues (%):
   Operations                                                       55.1      61.2     (6.1) pts.
   Payday loan bad debt and direct transaction expenses              0.8       3.8     (3.0) pts.
   Credit service bad debt and direct transaction expenses           3.8        --      3.8 pts
   Administrative                                                   13.2      14.8     (1.6) pts.
   Depreciation and amortization                                     4.2       5.3     (1.1) pts.
   Interest expense, net                                             0.1       0.7     (0.6) pts.
   Income before income taxes                                       24.0      15.8      8.2 pts.
   Net income                                                       15.3      10.1      5.2 pts.
Stores in operation:
   Beginning of period                                               523       445
   New openings                                                       22        27
   Sold, combined, or closed                                          (1)       --
                                                                 -------   -------
   End of period                                                     544       472
                                                                 =======   =======
Average number of stores during the period                           530       456
Composition of ending stores:
   EZPAWN locations                                                  281       280
   EZMONEY signature loan locations adjoining EZPAWNs                165       135
   EZMONEY signature loan locations - free standing                   98        57
                                                                 -------   -------
   Total stores in operation                                         544       472
                                                                 =======   =======
   EZPAWN locations offering signature loans                          83       121
   Total locations offering signature loans                          346       313

(a)  In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Six Months Ended March 31, 2006 vs. Six Months Ended March 31, 2005

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the six-month periods ended March 31, 2006 and 2005 ("Fiscal 2006 Year-to-Date Period" and "Fiscal 2005 Year-to-Date Period," respectively):

                                                                     Six Months
                                                                Ended March 31, (a)
                                                                -------------------   % or Point
                                                                   2006      2005     Change (b)
                                                                --------   --------   ----------
Net revenues:
   Sales                                                        $ 89,958   $ 76,583    17.5%
   Pawn service charges                                           31,967     31,351     2.0%
   Payday loan service charges                                     2,255     16,118   (86.0)%
   Credit service fees                                            29,873         --     100%
   Other                                                             658        674    (2.4)%
                                                                --------   --------
      Total revenues                                             154,711    124,726    24.0%
   Cost of goods sold                                             53,998     45,814    17.9%
                                                                --------   --------
      Net revenues                                              $100,713   $ 78,912    27.6%
                                                                ========   ========
Other data:
   Gross margin on sales                                            40.0%      40.2%   (0.2) pts.
   Average annual inventory turnover                                 3.3x       3.0x    0.3x
   Average inventory per pawn location at period end            $    109   $     96    13.5%
   Average pawn loan balance per pawn location at period end    $    139   $    143    (2.8)%
   Average yield on pawn loan portfolio                              140%       143%     (3) pts.
   Pawn loan redemption rate                                          77%        78%     (1) pt.
   Signature loan bad debt as a percentage of signature loan
   revenues                                                           20%        15%      5 pts.
Expenses and income as a percentage of net revenues (%):
   Operations                                                       53.8       59.2    (5.4) pts.
   Payday loan bad debt and direct transaction expenses              1.1        3.9    (2.8) pts.
   Credit service bad debt and direct transaction expenses           5.7         --     5.7 pts.
   Administrative                                                   13.4       14.8    (1.4) pts.
   Depreciation and amortization                                     4.2        5.0    (0.8) pts.
   Interest expense, net                                             0.3        0.8    (0.5) pts.
   Income before income taxes                                       22.6       17.7     4.9 pts.
   Net income                                                       14.4       11.3     3.1 pts.
Stores in operation:
   Beginning of period                                               514        405
   New openings                                                       30         67
   Acquired                                                            1         --
   Sold, combined or closed                                           (1)        --
                                                                --------   --------
   End of period                                                     544        472
                                                                ========   ========
Average number of stores during the period                           523        439
Composition of ending stores:
   EZPAWN locations                                                  281        280
   EZMONEY signature loan locations adjoining EZPAWNs                165        135
   EZMONEY signature loan locations - free standing                   98         57
                                                                --------   --------
   Total stores in operation                                         544        472
                                                                ========   ========
   EZPAWN locations offering signature loans                          83        121
   Total locations offering signature loans                          346        313

(a)  In thousands, except percentages, inventory turnover and store count.

(b) In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

EFFECT OF ADOPTING A NEW ACCOUNTING PRINCIPLE FOR SHARE-BASED COMPENSATION

Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations for only restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-based Payment," using the modified prospective transition method. Under that transition method, compensation cost recognized in all periods subsequent to September 30, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The grant-date fair value of options is estimated using the Black-Scholes-Merton option-pricing model and is amortized to expense over the options' vesting periods. In accordance with the modified prospective transition provisions, results for prior periods have not been restated. The Company's net income includes the following compensation costs related to our share-based compensation arrangements:

                                    Three Months Ended   Six Months Ended
                                         March 31,           March 31,
                                    ------------------   ----------------
                                       2006   2005         2006    2005
                                       ----   ----        -----   -----
                                                (in thousands)
Gross compensation costs
   Stock options                       $300   $ --        $ 855   $  --
   Restricted stock                      19    147           38     294
                                       ----   ----        -----   -----
   Total gross compensation costs      $319   $147        $ 893   $ 294
Income tax benefits
   Stock options                       $ --   $ --        $ (95)  $  --
   Restricted stock                      (7)   (52)         (14)   (104)
                                       ----   ----        -----   -----
   Total income tax benefits           $ (7)  $(52)       $(109)  $(104)
                                       ----   ----        -----   -----
Net compensation expense               $312   $ 95        $ 784   $ 190
                                       ====   ====        =====   =====

At March 31, 2006, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $3 million. The weighted average period over which these costs will be amortized is 2.7 years. Based on current outstanding options, the Company expects to recognize share-based compensation expense of approximately $0.3 million in each of the remaining two quarters of Fiscal 2006. The expense recognized in the first quarter of Fiscal 2006 was higher than the amount expected for the next two quarters due to the acceleration of vesting of certain options in that quarter, in accordance with their terms.

OVERVIEW

The Company is primarily a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. In 281 EZPAWN locations (as of March 31, 2006), the Company offers non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, the Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. In 263 EZMONEY stores and 83 EZPAWN locations (as of March 31,
2006), the Company offers short-term non-collateralized loans, often referred to as payday loans, or fee-based credit services to customers seeking loans (collectively, "signature loans").

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

In August and November 2005, the Company began reducing the loan term on pawn loans from 90 to 60 days in 67 and 148 of its pawn locations, respectively. Forty-three locations had previously made the change. The Company believes this change reduced its pawn portfolio approximately 15% for the loans in these stores that were between 60 and 90 days old, with very little or no impact on earned pawn service charge revenues. This change also created a one-time doubling of forfeitures as loans made 90 and 60 days earlier simultaneously forfeited for a 30-day period, resulting in a higher level of inventory available for sale (beginning inventory plus forfeitures and purchases). In the 67 stores converted in August 2005, the Company experienced this doubling of forfeitures as loans matured during the quarter ended December 31, 2005. In the 148 stores converted in November 2005, the Company experienced this doubling of forfeitures as loans matured during the quarter ended March 31, 2006. As a result, inventory available for sale increased over the prior year period 11% and 16% for the December and March quarters.

In its pawnshops, the Company acquires inventory for its retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers' merchandise. The realization of gross profit on sales of inventory depends primarily on the Company's assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the property.

On July 15, 2005, the EZMONEY stores located in Texas ceased marketing payday loans and began providing fee-based credit services to consumers in obtaining loans from an unaffiliated lender. At March 31, 2006, 225 of the Company's 263 EZMONEY stores and 51 of the Company's 281 pawn stores offered credit services. The Company does not participate in the loans made by the lender, but typically earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrower's creditworthiness through the issuance of a letter of credit. The Company also offers an optional service to improve or establish customers' credit histories by reporting their payments to an external credit-reporting agency. The average loan obtained by the Company's credit service customers is approximately $460 and the term is generally less than 30 days, averaging about 18 days.

The Company earns payday loan service charge revenue on its payday loans. In 70 of its locations, the Company makes payday loans in compliance with state law. Through December 2005, the Company also marketed and serviced payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank in some of its locations. After origination of the loans, the Company could purchase a 90% participation in the loans made by County Bank and marketed by the Company. As of December 31, 2005, County Bank no longer maintains a payday loan program. Most of these locations now provide credit services to consumers in obtaining loans from an unaffiliated lender. The average payday loan amount is approximately $390 and the term is generally less than 30 days, averaging about 20 days. The service charge per $100 loaned ranges from $15 to $20 for a 7 to 23-day period.

In the Fiscal 2006 Second Quarter compared to the Fiscal 2005 Second Quarter, the Company saw significant growth in its signature loan contribution and an increase in the gross profit on sales. Somewhat offsetting this was higher operating costs, primarily due to newly opened stores, and administrative costs. The Company's net income improved to $7.7 million in the Fiscal 2006 Second Quarter from $4.0 million in the Fiscal 2005 Second Quarter.

RESULTS OF OPERATIONS

Second Quarter Ended March 31, 2006 vs. Second Quarter Ended March 31, 2005

The following discussion compares the results of operations for the Fiscal 2006 Second Quarter to the Fiscal 2005 Second Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2006 Second Quarter pawn service charge revenue increased 5.3%, or $0.8 million from the Fiscal 2005 Second Quarter to $15.5 million. This increase was due to a five percentage point improvement in loan yields to 149% and a 1.9% higher average pawn loan balance during the Fiscal 2006 Second Quarter. During the last twelve months, the Company raised its loan values on gold jewelry in response to an increase in gold market values and similar changes by its competitors. This contributed approximately $0.5 million to the increase in pawn service charges in the Fiscal 2006 Second Quarter. Although the average pawn loan balance was higher, the ending pawn loan balance was 2.6% lower than at March 31, 2005. The higher yield and lower ending pawn portfolio resulted largely from the conversion of 148 pawn stores from offering 90-day loan terms to offering 60-day terms, as discussed above.

In the Fiscal 2006 Second Quarter, 114.5% ($17.7 million) of recorded pawn service charge revenue was collected in cash offset by a $2.2 million decrease in accrued pawn service charges receivable. In the comparable Fiscal 2005 Second Quarter, 111.9% ($16.4 million) of recorded pawn service charge revenue was collected in cash offset by a $1.7 million decrease in accrued pawn service charges receivable. This pattern is consistent with the seasonal nature of the pawn lending business. The accrual of pawn service charges is dependent on the size of the loan portfolio and the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at March 31, 2006 in anticipation of lower loan redemptions following the income tax refund season.

Sales increased $7.3 million in the Fiscal 2006 Second Quarter compared to the Fiscal 2005 Second Quarter, to $47.6 million. The increase was primarily due to a $5.5 million increase in same store merchandise sales and a $1.6 million increase in jewelry scrapping sales driven by increased gold prices. The increase in merchandise sales is largely due to the higher levels of loan forfeitures available for sale during the Fiscal 2006 Second Quarter compared to the Fiscal 2005 Second Quarter. As described above, 148 stores shortened their pawn loan term from 90 days to 60 days in the Fiscal 2006 Second Quarter. This created a one-time doubling of pawn loan forfeitures for a thirty-day period in the affected stores. This doubling of loan forfeitures and a higher average pawn loan balance produced the higher levels of inventory available for sale. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales:

                                          Quarter Ended March 31,
                                          -----------------------
                                                2006    2005
                                               -----   -----
                                           (Dollars in millions)
Merchandise sales                              $39.0   $33.3
Jewelry scrapping sales                          8.6     7.0
                                               -----   -----
Total sales                                    $47.6   $40.3

Gross profit on merchandise sales              $16.3   $14.3
Gross profit on jewelry scrapping sales        $ 3.0   $ 2.0

Gross margin on merchandise sales               41.7%   43.0%
Gross margin on jewelry scrapping sales         35.1%   29.1%
Overall gross margin                            40.5%   40.6%

The Fiscal 2006 Second Quarter overall gross margin on sales decreased 0.1 of a percentage point from the Fiscal 2005 Second Quarter to 40.5%. This resulted primarily from a 1.3 percentage point decrease in margins on merchandise sales due to less efficient liquidation of aged general merchandise in the Fiscal 2006 Second Quarter and the resulting increase in the inventory valuation reserve. During the Fiscal 2006 Second Quarter, the inventory valuation allowance was increased $0.4 million. In the comparable Fiscal 2005 Second Quarter, the inventory valuation allowance was increased $0.1 million. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Offsetting the decrease in margins on merchandise sales was a 6.0 percentage point increase in margins on jewelry scrapping sales. Inventory shrinkage, included in the merchandise cost of goods sold, improved to 1.0% of merchandise sales in the Fiscal 2006 Second Quarter, compared to 1.5% in the Fiscal 2005 Second Quarter.

In the Fiscal 2006 Second Quarter, the Company raised its retail prices on gold jewelry in response to higher gold values. The Company also increased the amount it paid to purchase jewelry from customers and loaned on jewelry, which resulted in a higher cost of goods as those loans defaulted and the collateral was sold. The net effect increased gross profit on merchandise sales approximately $0.2 million and jewelry scrapping sales approximately $1.4 million. The increase in gross profit from jewelry scrapping sales was partially offset by a decrease in the total gold weight scrapped in the Fiscal 2006 Second Quarter compared to the Fiscal 2005 Second Quarter.

Signature loan data are as follows:

                                                                        Quarter Ended March 31,
                                                                        -----------------------
                                                                             2006      2005
                                                                           -------   -------
                                                                         (Dollars in thousands)
Service charge revenue                                                     $15,554   $ 7,828
Bad debt:
   Net defaults, including interest and insufficient
      funds fees on brokered loans                                          (2,568)   (1,209)
   Change in valuation allowance                                               626       (15)
   Other related costs, net of insufficient funds fees collected              (215)       48
                                                                           -------   -------
      Net bad debt                                                          (2,157)   (1,176)
Direct transaction expenses                                                   (168)     (319)
Operating expenses at EZMONEY stores                                        (6,318)   (2,819)
Depreciation and amortization at EZMONEY stores                               (308)     (140)
Collection and call center costs (included in administrative expense)         (383)     (393)
                                                                           -------   -------
Contribution to operating income                                           $ 6,220   $ 2,981
                                                                           =======   =======
Average signature loan balance outstanding during quarter (a)              $14,600   $ 7,819
Signature loan balance at end of quarter (a)                               $13,547   $ 7,711
Participating locations at end of quarter                                      346       313
Signature loan bad debt, as a percent of service charge revenue                 14%       15%
Direct transaction expenses, as a percent of service charge revenue              1%        4%
Net default rate (a) (b)                                                       3.3%      2.9%

(a) Signature loan balances include payday loans recorded on the Company's balance sheet and the principal portion of active brokered loans outstanding from independent lenders, the balance of which is not included on the Company's balance sheet.

(b) Principal defaults net of collections, as a percentage of signature loans made and renewed.

The Contribution to operating income presented above includes the effect of incremental operating expenses at EZMONEY stores. Shared operating costs at adjoined EZMONEY stores, such as rent and labor, have been excluded from these figures.

Signature loan service charge revenue increased 99% from the Fiscal 2005 Second Quarter primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. In the Fiscal 2006 Second Quarter, 104.3% ($16.2 million) of recorded signature loan service charge revenue was collected in cash, offset by a $0.7 million decrease in accrued signature loan service charges receivable, as is seasonally expected. In the comparable Fiscal 2005 Second Quarter, 102.4% ($8.0 million) of recorded signature loan service charge revenue was collected in cash, offset by a $0.2 million decrease in accrued signature loan service charges receivable.

Although signature loan bad debt increased in dollar terms, it improved to 14% of related revenues in the Fiscal 2006 Second Quarter, compared to 15% in the Fiscal 2005 Second Quarter. Direct transaction expenses also improved to 1% of related revenues, from 4% in the Fiscal 2005 Second Quarter. The higher transaction expenses in the prior year period related primarily to loans offered by County Bank, which the Company no longer markets.

The Company provides a valuation allowance for expected losses on signature loans and the related fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At March 31, 2006, the valuation allowance was 26% of signature loan fees receivable (4.8% of the outstanding signature loan principal and fees receivable), compared to 29% of signature loan fees receivable (4.9% of the outstanding signature loan principal and fees receivable) at March 31, 2005.

Operations expense improved to 55.1% of net revenues ($27.9 million) in the Fiscal 2006 Second Quarter from 61.2% of net revenues ($24.0 million) in the Fiscal 2005 Second Quarter. Of the total dollar increase of $3.9 million, $3.5 million related to the growth in EZMONEY stores.

Administrative expenses in the Fiscal 2006 Second Quarter were $6.7 million compared to $5.8 million in the Fiscal 2005 Second Quarter, a decrease of 1.6 percentage points when measured as a percent of net revenue. The dollar increase was due primarily to a $0.7 million increase in administrative labor and benefits and a $0.2 million increase in stock compensation recognized as a result of adopting SFAS No. 123(R), as described above.

Depreciation and amortization expense was $2.1 million in Second Quarter of Fiscal 2006 and 2005. Depreciation on new assets placed in service was offset by the reduction of depreciation on assets that became fully depreciated in the period.

In the Fiscal 2006 Second Quarter, interest expense decreased to $41,000 from $275,000 in the Fiscal 2005 Second Quarter. The Company had no debt throughout the Fiscal 2006 Second Quarter, compared to an average debt balance of $14.5 million and an ending debt balance of $6.8 million in the Fiscal 2005 Second Quarter. Although the Company had no debt outstanding in the Fiscal 2006 Second Quarter, it paid a $37,500 commitment fee on its line of credit, and amortized $88,000 of deferred financing costs. These amounts are recorded as interest expense. These expenses were partially offset by interest earned on invested cash. The Company's deferred financing costs are now fully amortized; however, the Company is obligated to pay $37,500 in commitment fee quarterly until its credit agreement matures April 1, 2007.

The Fiscal 2006 Second Quarter income tax expense was $4.4 million (36.4% of pretax income) compared to $2.2 million (36.0% of pretax income) for the Fiscal 2005 Second Quarter. The increase in effective tax rate between these periods is due to the recognition of non-deductible expense for incentive stock options (from the SFAS No. 123(R) adoption) expected for the year. This was offset by a decrease in expected state taxes and the smaller impact other non-deductible items are expected to have on increased earnings in the year ending September 30, 2006.

Operating income for the Fiscal 2006 Second Quarter increased $5.7 million from the Fiscal 2005 Second Quarter to $11.5 million, primarily due to the $3.2 million greater contribution from signature loans, the $2.9 million increase in gross profit from sales, and the $0.8 million increase in pawn service charges, offset by a $0.9 million increase in administrative expenses. After a $2.2 million increase in income taxes related to the increased earnings and other smaller items, net income improved to $7.7 million in the Fiscal 2006 Second Quarter from $4.0 million in the Fiscal 2005 Second Quarter.

Six Months Ended March 31, 2006 vs. Six Months Ended March 31, 2005

The following discussion compares the results of operations for the Fiscal 2006 Year-to-Date Period to the Fiscal 2005 Year-to-Date Period. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2006 Year-to-Date Period pawn service charge revenue increased 2.0%, or $1.6 million from the Fiscal 2005 Year-to-Date Period to $32.0 million. This increase was due to a 4.1% increase in the average pawn loan balance during the period, offset by a three percentage point decrease in loan yields, to 140%. During the last twelve months, the Company raised its loan values on gold jewelry in response to an increase in gold market values and similar changes by its competitors. This contributed approximately $1.3 million to the increase in pawn service charges in the Fiscal 2006 Year-to-Date Period. Although the average pawn loan balance was higher, the ending pawn loan balance was 2.6% lower than at March 31, 2005. The lower ending pawn portfolio resulted largely from the Fiscal 2006 conversion of 215 pawn stores from offering 90-day loan terms to offering 60-day terms, as discussed above.

In the Fiscal 2006 Year-to-Date Period, 109.1% ($34.9 million) of recorded pawn service charge revenue was collected in cash, offset by a $2.9 million decrease in accrued pawn service charges receivable. In the Fiscal 2005 Year-to-Date Period, 103.1% ($32.3 million) of recorded pawn service charge revenue was collected in cash offset by a $1.0 million decrease in accrued pawn service charges receivable. This pattern is consistent with the seasonal nature of the pawn lending business. The ending pawn service charge accrual in the Fiscal 2006 Year-to-Date Period was also affected by the shorter loan term offered in 215 pawn stores. The accrual of pawn service charges is dependent on the size of the loan portfolio and the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at March 31, 2006 in anticipation of lower loan redemptions following the income tax refund season.

Sales increased $13.4 million in the Fiscal 2006 Year-to-Date Period compared to the Fiscal 2005 Year-to-Date Period, to $90.0 million. The increase was primarily due to a $9.1 million increase in same store merchandise sales and a $4.0 million increase in jewelry scrapping sales, driven by increased gold prices. The increase in merchandise sales is largely due to the higher levels of loan forfeitures available for sale during the Fiscal 2006 Year-to-Date Period compared to the Fiscal 2005 Year-to-Date Period. As described above, 215 stores shortened their pawn loan term from 90 days to 60 days in the Fiscal 2006 Year-to-Date Period. This created a one-time doubling of pawn loan forfeitures for a thirty-day period in the affected stores. This doubling of loan forfeitures and a higher average pawn loan balance produced the higher levels of inventory available for sale. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales:

                                             Six Months
                                          Ended March 31,
                                          ---------------
                                            2006    2005
                                           -----   -----
                                            (Dollars in
                                             millions)
Merchandise sales                          $74.7   $65.3
Jewelry scrapping sales                     15.3    11.3
                                           -----   -----
Total sales                                $90.0   $76.6
Gross profit on merchandise sales          $31.1   $27.6
Gross profit on jewelry scrapping sales    $ 4.8   $ 3.2
Gross margin on merchandise sales           41.7%   42.2%
Gross margin on jewelry scrapping sales     31.5%   28.4%
Overall gross margin                        40.0%   40.2%

The Fiscal 2006 Year-to-Date Period overall gross margin on sales decreased 0.2 of a percentage point from the Fiscal 2005 Year-to-Date Period to 40.0%. The 0.5 of a percentage point decrease in merchandise sales margins was largely offset by a 3.1 percentage point increase in the gross margin on jewelry scrapping sales. Included in the Fiscal 2006 Year-to-Date cost of goods sold is a $0.7 million increase in the inventory valuation allowance, compared to a $0.5 million increase in the comparable Fiscal 2005 Year-to-Date Period. Inventory shrinkage, included in the merchandise cost of goods sold, improved to 1.1% of merchandise sales in the Fiscal 2006 Year-to-Date Period, compared to 1.6% in the Fiscal 2005 Year-to-Date Period.

In the Fiscal 2006 Year-to-Date Period, the Company raised its retail prices on gold jewelry in response to higher gold values. The Company also increased the amount it paid to purchase jewelry from customers and loaned on jewelry, which resulted in a higher cost of goods as those loans defaulted and the collateral was sold. The net effect increased gross profit on merchandise sales approximately $0.4 million and jewelry scrapping sales approximately $1.8 million.

Signature loan data are as follows:

                                                                                         Six Months
                                                                                       Ended March 31,
                                                                                     ------------------
                                                                                       2006       2005
                                                                                     --------   -------
                                                                                         (Dollars in
                                                                                          thousands)
Service charge revenue                                                               $ 32,128   $16,118
Bad debt:
   Net defaults, including interest and insufficient                                   (6,821)   (3,447)
      funds fees on brokered loans
   Change in valuation allowance                                                          867        93
   Sale of older bad debt (c)                                                              --       905
   Other related costs, net of insufficient funds fees collected                         (577)       87
                                                                                     --------   -------
      Net bad debt                                                                     (6,531)   (2,362)
Direct transaction expenses                                                              (330)     (742)
Operating expenses at EZMONEY stores                                                  (12,508)   (5,140)
Depreciation and amortization at EZMONEY stores                                          (563)     (243)
Collection and call center costs (included in administrative expense)                    (755)     (732)
                                                                                     --------   -------
Contribution to operating income                                                     $ 11,441   $ 6,899
                                                                                     ========   =======
Average signature loan balance outstanding during period (a)                         $ 14,000   $ 7,555
Signature loan balance at end of period (a)                                          $ 13,547   $ 7,711
Participating locations at end of period                                                  346       313
Signature loan bad debt, excluding sale of older bad debt, as a percent of service
   charge revenue (c)                                                                      20%       20%
Signature loan bad debt, as a percent of service charge revenue                            20%       15%
Direct transaction expenses, as a percent of service charge revenue                         1%        5%
Net default rate (a) (b)                                                                  4.2%      2.9%
Net default rate, excluding sale of older bad debt (a) (b) (c)                            4.2%      3.9%

(a) Signature loan balances include payday loans recorded on the Company's balance sheet and the principal portion of active brokered loans outstanding from independent lenders, the balance of which is not included on the Company's balance sheet.

(b) Principal defaults net of collections, as a percentage of signature loans made and renewed.

(c)  Older bad debts were originated between fiscal 2001 and fiscal 2004.

The Contribution to operating income presented above includes the effect of incremental operating expenses at EZMONEY stores. Shared operating costs at adjoined EZMONEY stores, such as rent and labor, have been excluded from these figures.

Signature loan service charge revenue increased 99% from the Fiscal 2005 Year-to-Date Period primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. In the Fiscal 2006 Year-to-Date Period, 101.1% ($32.5 million) of recorded signature loan service charge revenue was collected in cash, offset by a $0.4 million decrease in accrued signature loan service charges receivable. In the comparable Fiscal 2005 Year-to-Date Period, 99.4% ($16.0 million) of recorded signature loan service charge revenue was collected in cash, and 0.6% ($0.1 million) was due to an increase in accrued signature loan service charges receivable.

Signature loan bad debt remained unchanged at 20% of related revenues in the Fiscal 2006 Year-to-Date Period, compared to the Fiscal 2005 Year-to-Date Period excluding the sale of older bad debt. In December 2004, the Company sold its older bad debt (originated between fiscal 2001 and fiscal 2004) to an outside agency for net proceeds of approximately $0.9 million. Including the benefit of this sale, signature loan bad debt was 15% of related revenues in the Fiscal 2005 Year-to-Date Period. Generally on a weekly basis, the Company now sells bad debt as it ages beyond 60 days. The Company believes that, in today's market, selling this debt is more efficient than other alternatives.

Signature loan direct transaction expenses improved to 1% of related revenues, from 5% in the Fiscal 2005 Year-to-Date Period. The higher transaction expenses in the prior year period related primarily to loans offered by County Bank, which the Company no longer markets.

The Company provides a valuation allowance for expected losses on signature loans and the related fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At March 31, 2006, the valuation allowance was 26% of signature loan fees receivable (4.8% of the outstanding signature loan principal and fees receivable), compared to 29% of signature loan fees receivable (4.9% of the outstanding signature loan principal and fees receivable) at March 31, 2005.

Operations expense improved to 53.8% of net revenues ($54.2 million) in the Fiscal 2006 Year-to-Date Period from 59.2% of net revenues ($46.7 million) in the Fiscal 2005 Year-to-Date Period. Of the total dollar increase of $7.5 million, $7.4 million related to the growth in EZMONEY stores.

Administrative expenses in the Fiscal 2006 Year-to-Date Period were $13.5 million compared to $11.7 million in the Fiscal 2005 Year-to-Date Period, a decrease of 1.4 percentage points when measured as a percent of net revenue. The dollar increase was due primarily to a $1.4 million increase in administrative labor and benefits and a $0.6 million increase in stock compensation recognized as a result of adopting SFAS No. 123(R), as described above.

Depreciation and amortization expense was $4.3 million in the Fiscal 2006 Year-to-Date Period compared to $4.0 million in the Fiscal 2005 Year-to-Date Period. Depreciation on new assets placed in service, primarily related to the construction of new EZMONEY stores, exceeded the reduction of depreciation on assets that became fully depreciated or were retired in the period.

In the Fiscal 2006 Year-to-Date Period, interest expense decreased to $0.3 million from $0.6 million in the Fiscal 2005 Year-to-Date Period. The Company had an average outstanding debt balance of $3.0 million in the Fiscal 2006 Year-to-Date Period and ended debt-free, compared to an average debt balance of $18.3 million and ending debt of $6.8 million in the prior year period. The Company is obligated to pay $37,500 in commitment fee quarterly until its credit agreement matures April 1, 2007.

The Fiscal 2006 Year-to-Date Period income tax expense was $8.3 million (36.4% of pretax income) compared to $5.0 million (36.0% of pretax income) for the Fiscal 2005 Year-to-Date Period. The increase in effective tax rate between these periods is due to the recognition of non-deductible expense for incentive stock options (from the SFAS No. 123(R) adoption) expected for the year. This was offset by a decrease in expected state taxes and the smaller impact other non-deductible items are expected to have on increased earnings in the year ending September 30, 2006.

Operating income for the Fiscal 2006 Year-to-Date Period increased $8.4 million from the Fiscal 2005 Year-to-Date Period to $21.9 million, primarily due to the $5.2 million increase in gross profit from sales, the $4.5 million greater contribution from signature loans, and the $0.6 million increase in pawn service charges, offset by a $1.9 million increase in administrative expenses. After a $3.3 million increase in income taxes related to the increased earnings and other smaller items, net income improved to $14.5 million in the Fiscal 2006 Year-to-Date Period from $8.9 million in the Fiscal 2005 Year-to-Date Period.

LIQUIDITY AND CAPITAL RESOURCES

In the Fiscal 2006 Year-to-Date Period, the Company's $18.8 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $19.2 million, offset by (ii) $0.4 million of changes in operating assets and liabilities. In the Fiscal 2005 Year-to-Date Period, the Company's $11.3 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $14.5 million, offset by (ii) $3.2 million of changes in operating assets and liabilities, primarily accrued expenses, federal income taxes, prepaid expenses, and other assets.

The Company's investing activities provided $8.2 million of cash during the Fiscal 2006 Year-to-Date Period, consisting primarily of the $14.3 million excess of pawn loan repayments and principal recovery through the sale of forfeited collateral over pawn loans made and the $0.6 million of dividends received from an unconsolidated affiliate. Partially offsetting this was $4.4 million invested in property and equipment, $1.6 million used to acquire a pawn store, and $0.8 million invested in payday loans net of repayments. Cash flows from operations and investing activities, as well as $1.9 million received from the exercise of stock options and warrants, funded the $7.0 million debt reduction during the Fiscal 2006 Year-to-Date Period, and increased the cash on hand by $21.9 million.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations (in thousands):

                                                   Payments due by Period
                                 ---------------------------------------------------------
                                           Less than                           More than 5
    Contractual Obligations       Total      1 year    1-3 years   3-5 years      years
    -----------------------      -------   ---------   ---------   ---------   -----------
Long-term debt obligations       $    --    $    --     $    --     $    --      $    --
Interest and commitment fee on
   long-term obligations             186        186          --          --           --
Capital lease obligations             --         --          --          --           --
Operating lease obligations       98,675     15,362      26,634      19,906       36,773
Purchase obligations                  --         --          --          --           --
Other long-term liabilities           --         --          --          --           --
                                 -------    -------     -------     -------      -------
Total                            $98,861    $15,548     $26,634     $19,906      $36,773
                                 =======    =======     =======     =======      =======

In addition to the contractual obligations in the table above, the Company is obligated under letters of credit issued to unaffiliated lenders as part of its credit service operations. At March 31, 2006, the Company's maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $12.9 million. This amount includes principal, interest, and insufficient funds fees.

In the remaining six months of the fiscal year ending September 30, 2006, the Company also plans to open an additional 80 to 90 EZMONEY stores for an expected aggregate capital expenditure of approximately $3.0 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will increase future earnings, it expects they will have a negative effect on earnings and cash flow in their first year of operation.

The Company had no debt outstanding at March 31, 2006. The Company's credit agreement provides for a $40 million revolving credit facility, secured by the Company's assets, and matures April 1, 2007. Under the terms of the agreement, the Company had the ability to borrow $28.0 million at March 31, 2006, after allowing for $12.0 million in the principal portion of letters of credit issued under its credit service program. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. Although the Company had no outstanding debt at March 31, 2006, it remains contractually obligated to pay the line of credit commitment fee, including $36,000 accrued commitment fee at March 31, 2006. These amounts are included in the contractual obligations table above, assuming the current outstanding balance, interest rate, and commitment fee will be applicable through the maturity of the credit agreement on April 1, 2007. The outstanding debt balance fluctuates based on cash needs and the interest rate varies in response to the Company's leverage ratio.

The Company anticipates that cash flow from operations, cash on hand, and availability under its revolving credit agreement will be adequate to fund its contractual obligations, planned store growth, capital expenditures, and working capital requirements during the coming year.

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

USE OF ESTIMATES AND ASSUMPTIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on signature loans, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.

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

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to its equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the quarter ended December 31, 2005 (included in the Company's March 31, 2006 results on a three-month lag as described above) was approximately a $160,000 decrease, net of tax effect, to stockholders' equity. On March 31, 2006, the U.K. pound strengthened to 1.00 to 1.7398 U.S. dollars from 1.7208 at December 31, 2005. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6. EXHIBITS

     (a)  Exhibit
           Number                            Description
          -------                            -----------
          10.97     Credit Services and Loan Administration Agreement dated
                    April 11, 2006 between Texas EZPAWN, L.P. and NCP Finance
                    Limited Partnership

          10.98     Guaranty dated April 11, 2006 from EZCORP, Inc. to NCP
                    Finance Limited Partnership

          10.99     Credit Services Organization and Lender Agreement dated
                    April 12, 2006 between Texas EZMONEY, L.P. and Integrity
                    Texas Funding, L.P.

          10.100    Credit Services Organization and Lender Agreement dated
                    November 9, 2005 between Texas EZPAWN, L.P. and Integrity
                    Texas Funding, L.P.

          10.101    Credit Services Organization and Lender Agreement dated
                    November 30, 2005 between EZPAWN Florida, Inc. and Integrity
                    Florida Funding, L.P.

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

                                        EZCORP, INC.
                                        (Registrant)


Date: May 10, 2006                      By: /s/ DAN N. TONISSEN
                                            ------------------------------------
                                            (Signature)
                                            Dan N. Tonissen
                                            Senior Vice President,
                                            Chief Financial Officer & Director

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
-------                                 -----------
10.97     Credit Services and Loan Administration Agreement dated April 11, 2006 between Texas EZPAWN, L.P. and NCP Finance Limited Partnership

10.98     Guaranty dated April 11, 2006 from EZCORP, Inc. to NCP Finance Limited
          Partnership

10.99 Credit Services Organization and Lender Agreement dated April 12, 2006 between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P.

10.100    Credit Services Organization and Lender Agreement dated November 9,
          2005 between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P.

10.101    Credit Services Organization and Lender Agreement dated November 30,
          2005 between EZPAWN Florida, Inc. and Integrity Florida Funding, L.P.

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