Form 10-Q
period 2006-06-30
EZCORP INC
filed 2006-08-07
CIK 876523

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of June 30, 2006, 12,236,124 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 990,057 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding.

================================================================================

                                  EZCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of June 30, 2006, June 30, 2005
     and September 30, 2005 .................................................     1

     Condensed Consolidated Statements of Operations for the Three Months and
     Nine Months Ended June 30, 2006 and 2005 ...............................     2

     Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended June 30, 2006 and 2005 ...........................................     3

     Notes to Interim Condensed Consolidated Financial Statements ...........     4

     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................    13

     Item 3. Quantitative and Qualitative Disclosures about Market Risk .....    25

     Item 4. Controls and Procedures ........................................    26

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ..............................................    27

     Item 1A. Risk Factors ..................................................    27

     Item 6. Exhibits .......................................................    27

SIGNATURE ...................................................................    28

EXHIBIT INDEX ...............................................................    29

CERTIFICATIONS

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets

                                                               June 30,   June 30,   September 30,
                                                                 2006       2005         2005
                                                               --------   --------   -------------
                                                                       (In thousands)
                                                                        (Unaudited)
Assets:
   Current assets:
      Cash and cash equivalents                                $ 22,731   $  1,972     $  4,168
      Pawn loans                                                 48,932     50,888       52,864
      Payday loans, net                                           1,966     11,089        1,634
      Pawn service charges receivable, net                        7,037      9,020        9,492
      Payday loan service charges receivable, net                   329      2,244          272
      Credit service fees receivable, net                         3,379         --        3,007
      Inventory, net                                             32,937     28,956       30,293
      Deferred tax asset                                          8,365      9,711       10,534
      Prepaid expenses and other assets                           3,340      4,697        1,998
                                                               --------   --------     --------
         Total current assets                                   129,016    118,577      114,262
   Investment in unconsolidated affiliate                        17,870     17,110       17,348
   Property and equipment, net                                   27,283     26,147       26,964
   Deferred tax asset, non-current                                3,669      4,946        4,012
   Other assets, net                                              3,245      4,205        2,862
                                                               --------   --------     --------
   Total assets                                                $181,083   $170,985     $165,448
                                                               ========   ========     ========
Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable and other accrued expenses              $ 18,517   $ 13,651     $ 18,988
      Customer layaway deposits                                   1,734      1,559        1,672
      Federal income taxes payable                                  752      1,452          648
                                                               --------   --------     --------
         Total current liabilities                               21,003     16,662       21,308
   Long-term debt                                                    --     21,900        7,000
   Deferred gains and other long-term liabilities                 3,339      3,687        3,597
                                                               --------   --------     --------
      Total long-term liabilities                                 3,339     25,587       10,597
   Commitments and contingencies                                     --         --           --
   Stockholders' equity:
      Preferred Stock, par value $.01 per share; Authorized
         5,000,000 shares; none issued and outstanding               --         --           --
      Class A Non-voting Common Stock, par value $.01 per
         share; Authorized 40,000,000 shares; 12,245,157
         issued and 12,236,124 outstanding at June 30, 2006;
         11,465,443 issued and 11,456,410 outstanding at
         June 30, 2005; 11,878,458 issued and 11,869,425
         outstanding at September 30, 2005                          121        115          117
      Class B Voting Common Stock, convertible, par value
         $.01 per share; Authorized 1,198,990 shares;
         1,190,057 issued and 990,057 outstanding                    10         10           10
      Additional paid-in capital                                121,520    116,932      118,219
      Retained earnings                                          34,805     11,009       14,714
      Deferred compensation expense                                (188)      (391)        (244)
                                                               --------   --------     --------
                                                                156,268    127,675      132,816
      Treasury stock, at cost (9,033 shares)                        (35)       (35)         (35)
      Accumulated other comprehensive income                        508      1,096          762
                                                               --------   --------     --------
         Total stockholders' equity                             156,741    128,736      133,543
                                                               --------   --------     --------
   Total liabilities and stockholders' equity                  $181,083   $170,985     $165,448
                                                               ========   ========     ========

See Notes to Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Operations (Unaudited)

                                                          Three Months Ended    Nine Months Ended
                                                               June 30,              June 30,
                                                          ------------------   -------------------
                                                            2006      2005       2006       2005
                                                          -------   -------    --------   --------
                                                          (In thousands, except per share amounts)
Revenues:
   Sales                                                  $40,640   $30,994    $130,598   $107,577
   Pawn service charges                                    15,021    14,722      46,988     46,073
   Payday loan service charges                              1,347    10,231       3,602     26,349
   Credit service fees                                     16,474        --      46,347         --
   Other                                                      304       303         962        977
                                                          -------   -------    --------   --------
      Total revenues                                       73,786    56,250     228,497    180,976
Cost of goods sold                                         23,698    18,421      77,696     64,235
                                                          -------   -------    --------   --------
      Net revenues                                         50,088    37,829     150,801    116,741
Operating expenses:
   Operations                                              27,402    23,693      81,623     70,384
   Payday loan bad debt and direct transaction expenses       635     3,413       1,757      6,517
   Credit service bad debt and direct transaction
      expenses                                              5,038        --      10,777         --
   Administrative                                           6,830     5,506      20,347     17,169
   Depreciation and amortization                            2,143     2,058       6,402      6,016
                                                          -------   -------    --------   --------
      Total operating expenses                             42,048    34,670     120,906    100,086
                                                          -------   -------    --------   --------
Operating income                                            8,040     3,159      29,895     16,655
Interest (income) expense, net                               (150)      302         113        916
Equity in net income of unconsolidated affiliate             (557)     (505)     (1,745)    (1,601)
(Gain) loss on sale / disposal of assets                      (70)       36         (62)        79
                                                          -------   -------    --------   --------
Income before income taxes                                  8,817     3,326      31,589     17,261
Income tax expense                                          3,209     1,197      11,498      6,214
                                                          -------   -------    --------   --------
Net income                                                $ 5,608   $ 2,129    $ 20,091   $ 11,047
                                                          =======   =======    ========   ========

Net income per common share:
   Basic                                                  $  0.42   $  0.17    $   1.54   $   0.89
                                                          =======   =======    ========   ========
   Diluted                                                $  0.40   $  0.16    $   1.44   $   0.82
                                                          =======   =======    ========   ========
Weighted average shares outstanding:
   Basic                                                   13,219    12,443      13,058     12,403
   Diluted                                                 14,186    13,434      13,974     13,507

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                               Nine Months Ended
                                                                                    June 30,
                                                                             ---------------------
                                                                                2006       2005
                                                                             ---------   ---------
                                                                                 (In thousands)
Operating Activities:
   Net income                                                                $  20,091   $  11,047
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              6,402       6,016
      Payday loan loss provision                                                 1,491       5,635
      Deferred taxes                                                             2,512          --
      Net loss on sale or disposal of assets                                       (62)         79
      Share-based compensation                                                   1,099         441
      Income from investment in unconsolidated affiliate                        (1,745)     (1,601)
   Changes in operating assets and liabilities:
      Service charges and fees receivable, net                                   2,045      (1,111)
      Inventory, net                                                              (387)        208
      Prepaid expenses, other current assets, and other assets, net             (1,145)       (900)
      Accounts payable and accrued expenses                                       (461)     (1,230)
      Customer layaway deposits                                                     46         (86)
      Deferred gains and other long-term liabilities                              (258)       (271)
      Federal income taxes                                                         138        (591)
                                                                             ---------   ---------
         Net cash provided by operating activities                              29,766      17,636
Investing Activities:
      Pawn loans made                                                         (139,049)   (123,870)
      Pawn loans repaid                                                         76,385      69,892
      Recovery of pawn loan principal through sale of forfeited collateral      65,271      53,640
      Payday loans made                                                        (16,361)    (51,642)
      Payday loans repaid                                                       14,538      42,210
      Additions to property and equipment                                       (6,684)     (6,339)
      Acquisitions, net of cash acquired                                        (1,590)         --
      Dividends from unconsolidated affiliate                                      969         861
      Proceeds from sale of assets                                                  98          --
                                                                             ---------   ---------
         Net cash used in investing activities                                  (6,423)    (15,248)
Financing Activities:
      Proceeds from exercise of stock options and warrants                       2,220         178
      Net payments on bank borrowings                                           (7,000)     (3,100)
                                                                             ---------   ---------
         Net cash used in financing activities                                  (4,780)     (2,922)
                                                                             ---------   ---------
Change in cash and equivalents                                                  18,563        (534)
Cash and equivalents at beginning of period                                      4,168       2,506
                                                                             ---------   ---------
Cash and equivalents at end of period                                        $  22,731   $   1,972
                                                                             =========   =========
Non-cash Investing and Financing Activities:
      Pawn loans forfeited and transferred to inventory                      $  66,834   $  52,168
      Foreign currency translation adjustment                                $     254   $     269
      Issuance of common stock to 401(k) plan                                $      44   $      72

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

                          EZCORP, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

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

The Company's business is subject to seasonal variations, and operating results for the three-month and nine-month periods ended June 30, 2006 (the "Fiscal 2006 Third Quarter" and the "Fiscal 2006 Year-to-Date Period") are not necessarily indicative of the results of operations for the full fiscal year.

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

PAYDAY LOAN BAD DEBT AND DIRECT TRANSACTION EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges the loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan bad debt, included in payday loan bad debt and direct transaction expenses, was $0.6 million and $1.5 million, representing 44.7% and 41.4% of payday loan service charges for the Fiscal 2006 Third Quarter and the Fiscal 2006 Year-to-Date Period. In the comparable 2005 periods (the "Fiscal 2005 Third Quarter" and the "Fiscal 2005 Year-to-Date Period"), payday loan bad debt was $3.1 million and $5.5 million, representing 30.7% and 20.9% of service charges in the respective periods. Excluding the benefit of a $0.9 million sale of older bad debt in December 2004, bad debt for the nine-month period ended June 30, 2005 was $6.4 million, or 24.3% of service charges during the nine-month period. The Company includes direct transaction expenses in this financial statement line item. These include Tele-Track charges, electronic debit fees, and other bank fees amounting to 2.4% and 7.4% of payday loan service charges for the Fiscal 2006 Third Quarter and the Fiscal 2006 Year-to-Date Period and 2.6% and 3.8% of payday loan service charges for the comparable 2005 periods.

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

CREDIT SERVICE BAD DEBT AND DIRECT TRANSACTION EXPENSES: As part of its credit services, the Company issues a letter of credit to enhance the creditworthiness of the Company's customers seeking loans from an unaffiliated lender. The letter of credit assures the lender that if the borrower defaults on the loan, the Company will pay the lender the principal and accrued interest owed it by the borrower, plus any insufficient funds fee, all of which the Company records as bad debt and then attempts to collect from the borrower. Upon demand, the Company pays all amounts due under the related letter of credit if the loan has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, the Company charges those amounts to bad debt upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. The Company's credit service bad debt, included in credit service bad debt and direct transaction expenses, was $4.9 million and $10.6 million, representing 29.9% and 22.8% of credit service fee revenues for the Fiscal 2006 Third Quarter and Year-to-Date Period. The Company includes direct transaction expenses in this financial statement line item. These include Tele-Track charges, electronic debit fees, and other bank fees amounting to 0.7% and 0.4% of credit service fee revenue for the Fiscal 2006 Third Quarter and the Fiscal 2006 Year-to-Date Period. The Company had no credit service bad debt or direct transaction expenses in the fiscal 2005 periods, as it did not offer credit services in those periods.

CREDIT SERVICE ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses it expects to incur under letters of credit for loans that are active at period-end but have not yet matured. Its allowance is based on recent loan default experience and expected seasonal variations, and includes all amounts it expects to pay to the unaffiliated lender upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts it expects to subsequently collect from borrowers ("Expected LOC Losses"). Changes in the valuation allowance are charged to credit service bad debt expense in the Company's statement of operations. At June 30, 2006, the allowance for Expected LOC Losses was $1.1 million. At that date, the Company's maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $17.0 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, the Company also provides an allowance for the credit service fees it expects not to collect, and charges changes in the credit service fee receivable valuation allowance to credit service fee revenue.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At June 30, 2006, June 30, 2005, and September 30, 2005, the valuation allowance deducted from the carrying value of inventory was $2.5 million, $1.9 million, and $1.9 million (7.1%, 6.0%, and 5.8% of gross inventory). Changes in the inventory valuation allowance are recorded as cost of goods sold.

INTANGIBLE ASSETS: Goodwill and other intangible assets having indefinite lives are not subject to amortization, but are tested for impairment annually on July 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company recognized no impairment of its intangible assets in the Fiscal 2006 or Fiscal 2005 Third Quarter. Intangible assets with definite lives are amortized over their estimated useful lives.

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

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to a valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. As of June 30, 2006, June 30, 2005 and September 30, 2005, the Company had no valuation allowance on its deferred tax assets.

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

PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $73.5 million, $65.2 million and $67.2 million at June 30, 2006, June 30, 2005, and September 30, 2005.

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

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

                                                                   Three Months Ended   Nine Months Ended
                                                                        June 30,             June 30,
                                                                   ------------------   -----------------
                                                                      2006      2005      2006      2005
                                                                    -------   -------   -------   -------
Net income (A)                                                      $ 5,608   $ 2,129   $20,091   $11,047
Weighted average outstanding shares of common stock (B)              13,219    12,443    13,058    12,403
Dilutive effect of stock options, warrants, and restricted stock        967       991       916     1,104
                                                                    -------   -------   -------   -------
Weighted average common stock and common stock equivalents (C)       14,186    13,434    13,974    13,507
                                                                    =======   =======   =======   =======
Basic earnings per share (A/B)                                      $  0.42   $  0.17   $  1.54   $  0.89
                                                                    =======   =======   =======   =======
Diluted earnings per share (A/C)                                    $  0.40   $  0.16   $  1.44   $  0.82
                                                                    =======   =======   =======   =======

Anti-dilutive options, warrants, and restricted stock grants have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.

NOTE E: INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 29% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B's fiscal year ends three months prior to the Company's fiscal year, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's Fiscal 2006 Year-to-Date Period represents its percentage interest in the results of A&B's operations from July 1, 2005 to March 31, 2006.

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

NOTE G: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for the Fiscal 2006 Third Quarter was $5.7 million and comprehensive income for the Fiscal 2006 Year-to-Date Period was $19.8 million. For the comparable 2005 periods, comprehensive income was $2.0 million and $11.3 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income is presented as "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets, and amounted to $0.5 million ($0.8 million, net of tax of $0.3 million) at June 30, 2006.

NOTE H: LONG-TERM DEBT

At June 30, 2006, the Company had no outstanding debt. The Company's credit agreement provides for a $40 million revolving credit facility, secured by the Company's assets, and matures April 1, 2007. The Company may choose either a Eurodollar rate or the agent bank's base rate. Interest accrues at the Eurodollar rate plus 150 to 275 basis points or the agent bank's base rate plus 0 to 125 basis points, depending on the leverage ratio computed at the end of each quarter. The Company also pays a commitment fee of 37.5 basis points annually on the unused amount of the revolving facility. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

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

The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

                June 30,   June 30,   September 30,
                  2006       2005         2005
                --------   --------   -------------
                          (In thousands)
Pawn licenses    $1,549     $1,549       $1,549
Goodwill            631         --           --
                 ------     ------       ------
Total            $2,180     $1,549       $1,549
                 ======     ======        =====

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

                                 June 30, 2006              June 30, 2005         September 30, 2005
                            -----------------------   -----------------------   -----------------------
                            Carrying    Accumulated   Carrying    Accumulated   Carrying    Accumulated
                             Amount    Amortization    Amount    Amortization    Amount    Amortization
                            --------   ------------   --------   ------------   --------   ------------
                                                         (In thousands)
License application fees     $  345        $(250)      $  345        $(218)      $  345        $(226)
Real estate finders' fees       556         (306)         554         (289)         554         (294)
Non-compete agreements          388         (272)         388         (253)         388         (258)
                             ------        -----       ------        -----       ------        -----
Total                        $1,289        $(828)      $1,287        $(760)      $1,287        $(778)
                             ======        =====       ======        =====       ======        =====

Total amortization expense from definite-lived intangible assets for the Fiscal 2006 Third Quarter and Fiscal 2006 Year-to-Date Period was approximately $17,000 and $51,000. The amortization was unchanged from the same periods of Fiscal 2005. The following table presents the Company's estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2005 (in thousands):

Fiscal Year   Amortization Expense
-----------   --------------------
   2006               $67
   2007               $67
   2008               $66
   2009               $57
   2010               $42

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

                                    Three Months Ended June 30,   Nine Months Ended June 30,
                                    ---------------------------   --------------------------
                                            2006   2005                   2006     2005
                                            ----   ----                  ------   -----
                                                         (in thousands)
Gross compensation costs
   Stock options                            $187   $ --                  $1,042   $  --
   Restricted stock                           19    147                      57     441
                                            ----   ----                  ------   -----
   Total gross compensation costs           $206   $147                  $1,099   $ 441
Income tax benefits
   Stock options                            $ --   $ --                  $  (95)  $  --
   Restricted stock                           (7)   (52)                    (21)   (156)
                                            ----   ----                  ------   -----
   Total income tax benefits                $ (7)  $(52)                 $ (116)  $(156)
                                            ----   ----                  ------   -----
Net compensation expense                    $199   $ 95                  $  983   $ 285
                                            ====   ====                  ======   =====

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

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 125,000 shares of restricted stock to the Chairman of the Board. The market value of the restricted stock on the award date was $0.8 million, which was amortized over the two-year restriction period that expired September 17, 2005. During the Fiscal 2005 Third Quarter and Fiscal 2005 Year-to-Date Period, $0.1 million and $0.3 million of this cost was amortized to expense.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 60,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares were subject to earlier vesting based on the occurrence of certain objectives. The market value of the restricted stock on the award date was $0.6 million, which was being amortized over a three-year period based on the Company's initial expectation that earlier vesting objectives would be met. One-third of the shares vested January 15, 2005 based on the attainment of the goals for accelerated vesting. Effective October 1, 2005, the Company determined it no longer believed the requirements would be met for accelerated vesting of the remaining unvested shares. Accordingly, the remaining unamortized deferred compensation of $0.2 million is being amortized ratably over the vesting period ending January 1, 2009. During the Fiscal 2006 and 2005 Third Quarters, $19,000 and $49,000 was amortized to expense for this grant. During the Fiscal 2006 and 2005 Year-to-Date Periods, $57,000 and $147,000 was amortized to expense for this grant. These restricted shares are not included in the Summary of Option Plans' Activity table below.

We measure the fair value of restricted stock awards ("RSAs") based upon the market price of the underlying common stock as of the grant date. Throughout the nine months ended June 30, 2006, the Company has had 40,000 shares of non-vested restricted stock awards outstanding, with a weighted average grant-date fair value of $9.77 per share. No restricted shares have been granted, vested, or forfeited during the period. At June 30, 2006, there was $0.2 million of unrecognized compensation cost related to RSAs. The Company expects to recognize this cost over a weighted average period of 2.5 years.

The following table summarizes the impact of adopting SFAS No. 123(R) on the noted items:

                                               Three Months Ended         Nine Months Ended
                                                 June 30, 2006             June 30, 2006
                                             ----------------------   -----------------------
                                             Intrinsic                Intrinsic
                                               Value     Fair Value     Value      Fair Value
                                              Method       Method       Method       Method
                                             ---------   ----------   ----------   ----------
                                                 (In thousands, except per share amounts)
Income before income taxes                    $ 9,004      $ 8,817     $ 32,631     $31,589
Net income                                    $ 5,795      $ 5,608     $ 21,038     $20,091
Earnings per share:
   Basic                                      $  0.44      $  0.42     $   1.61     $  1.54
   Diluted                                    $  0.40      $  0.40     $   1.49     $  1.44
Cash flow provided by operating activities    $11,003      $11,003     $ 29,766     $29,766
Cash flow provided by (used in) financing

   activities                                 $   273      $   273     $(4,780)     $(4,780)

A summary of the option plans' activity for the most recently reported period follows:

                        SUMMARY OF OPTION PLANS' ACTIVITY

                                                                        Weighted
                                                           Weighted      Average      Aggregate
                                                            Average     Remaining     Intrinsic
                                                           Exercise    Contractual      Value
                                                 Shares      Price    Term (years)   (thousands)
                                               ---------   --------   ------------   -----------
Outstanding at September 30, 2005              1,799,900     $ 7.80
   Granted                                            --         --
   Forfeited                                     (29,560)    $ 9.07
   Expired                                            --         --
   Exercised                                     (15,450)    $ 4.19
                                               ---------     ------
Outstanding at December 31, 2005               1,754,890     $ 7.81
   Granted                                            --         --
   Forfeited                                      (5,000)    $10.61
   Expired                                            --         --
   Exercised                                    (294,450)    $ 6.38
                                               ---------     ------
Outstanding at March 31, 2006                  1,455,440     $ 8.08
   Granted                                            --         --
   Forfeited                                     (42,600)    $ 9.31
   Expired                                            --         --
   Exercised                                     (34,850)    $ 7.79
                                               ---------     ------
Outstanding at June 30, 2006                   1,377,990     $ 8.05        5.2         $40,839
Vested and Expected to Vest at June 30, 2006   1,269,668     $ 7.97        5.1         $37,735
Vested at June 30, 2006                          575,590     $ 6.26        6.1         $18,092

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

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes-Merton option valuation model, the Company used the following weighted average assumptions for the Fiscal 2005 Year-to-Date Period:

                                                                   Nine Months
                                                                      Ended
                                                                  June 30, 2005
                                                                  -------------
Risk-free interest rate                                                    3.48%
Dividend yield                                                                0%
Volatility factor of the expected market price of the Company's
   common stock                                                           91.75%
Expected life of the options                                          5.5 years
Weighted average grant date fair value of options granted                 $7.39

No options were granted in the Fiscal 2006 Third Quarter, the Fiscal 2006 Year-to-Date Period, or the Fiscal 2005 Third Quarter. The Company considered the contractual life of the options and the past behavior of employees in estimating the expected life of options granted. The estimated expected life cannot exceed the contractual term, and cannot be less than the vesting term. The volatility factor was estimated using the actual volatility of the Company's stock over the most recently completed time period equal to the estimated life of each option grant. Although no adjustment was made in the period presented above, the Company considers excluding from its volatility factor discrete events which have had a significant effect on its historical volatility but have a remote chance of recurring.

As of June 30, 2006, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $2.7 million. The weighted average period over which these costs will be amortized is 2.5 years.

The total intrinsic value of stock options exercised was $0.8 million in the Fiscal 2006 Third Quarter, and $5.4 million in the Fiscal 2006 Year-to-Date Period. The total intrinsic value of stock options exercised was $0.2 million in the Fiscal 2005 Third Quarter and $1.1 million Fiscal 2005 Year-to-Date Period.

Under the 2003 Incentive Plan, 142,200 shares were available for grant at June 30, 2006. This plan covers stock options, warrants, and restricted stock awards. Awards that expire or are canceled without delivery of shares under the 2003 Incentive Plan generally become available for issuance. The Company issues new shares to satisfy stock option exercises.

Stock option and warrant exercises resulted in the issuance of 35,040 shares of Class A Non-voting Common Stock in the Fiscal 2006 Third Quarter, and 345,300 shares in the Fiscal 2006 Year-to-Date Period. The proceeds from the exercises totaled $0.3 million in the Fiscal 2006 Third Quarter and $2.2 million in the Fiscal 2006 Year-to-Date Period.

Stock option and warrant exercises resulted in the issuance of 18,600 shares of Class A Non-voting Common Stock in the Fiscal 2005 Third Quarter, and 80,058 shares in the Fiscal 2005 Year-to-Date Period for total proceeds of $38,000 and $178,000.

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

                                                                          Three Months Ended   Nine Months Ended
                                                                             June 30, 2005       June 30, 2005
                                                                          ------------------   -----------------
                                                                                 (In thousands, except per
                                                                                      share amounts)
Net income, as reported                                                         $2,129              $11,047
Add: share-based employee compensation included in reported net income,
   net of related tax effects                                                       95                  285
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax
   effects                                                                        (260)                (778)
                                                                                ------              -------
Pro forma net income                                                            $1,964              $10,554
                                                                                ======              =======
Earnings per share - basic:
   As reported                                                                  $ 0.17              $  0.89
   Pro forma                                                                    $ 0.16              $  0.85
Earnings per share - diluted:
   As reported                                                                  $ 0.16              $  0.82
   Pro forma                                                                    $ 0.15              $  0.78

At June 30, 2006, warrants to purchase 21,846 shares of Class A Non-voting Common Stock and 4,074 shares of Class B Voting Common Stock at $6.17 per share were outstanding. The warrants are not mandatorily redeemable, and are exercisable at the option of the holder through July 25, 2009.

NOTE K: RECENT PRONOUNCEMENTS: ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained upon examination, based on the technical merits of the position. In making the determination of sustainability, companies must presume tax positions will be examined by the appropriate taxing authority with full knowledge of all relevant information. FIN 48 also prescribes how such benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for the Company in the fiscal year ending September 30, 2008. The Company is evaluating the potential effect of FIN 48, but does not expect it to have a material effect on the Company's consolidated financial position or results of operations.

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

Third Quarter Ended June 30, 2006 vs. Third Quarter Ended June 30, 2005

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the three-month periods ended June 30, 2006 and 2005 ("Fiscal 2006 Third Quarter" and "Fiscal 2005 Third Quarter"):

                                                               Three Months
                                                            Ended June 30,(a)
                                                            -----------------   % or Point
                                                              2006      2005     Change(b)
                                                            -------   -------   ----------
Net revenues:
   Sales                                                    $40,640   $30,994     31.1%
   Pawn service charges                                      15,021    14,722      2.0%
   Payday loan service charges                                1,347    10,231    (86.8)%
   Credit service fees                                       16,474        --      100%
   Other                                                        304       303      0.3%
                                                            -------   -------
      Total revenues                                         73,786    56,250     31.2%
   Cost of goods sold                                        23,698    18,421     28.6%
                                                            -------   -------
      Net revenues                                          $50,088   $37,829     32.4%
                                                            =======   =======
Other data:
   Gross margin on sales                                       41.7%     40.6%     1.1%
   Average annual inventory turnover                            3.0x      2.7x     0.3x
   Average inventory per pawn location at quarter end       $   118   $   103     14.6%
   Average pawn loan balance per pawn location at quarter
      end                                                   $   175   $   182     (3.8)%
   Average yield on pawn loan portfolio                         136%      130%       6 pts.
   Pawn loan redemption rate                                     77%       78%      (1) pt.
   Signature loan bad debt as a percentage of signature
      loan revenues                                              31%       31%      (0) pts.
Expenses and income as a percentage of net revenues (%):
   Operations                                                  54.7      62.6     (7.9) pts.
   Payday loan bad debt and direct transaction expenses         1.3       9.0     (7.7) pts.
   Credit service bad debt and direct transaction
      expenses                                                 10.1        --     10.1 pts
   Administrative                                              13.6      14.6     (1.0) pts.
   Depreciation and amortization                                4.3       5.4     (1.1) pts.
   Interest (income) expense, net                              (0.3)      0.8     (1.1) pts.
   Income before income taxes                                  17.6       8.8      8.8 pts.
   Net income                                                  11.2       5.6      5.6 pts.
Stores in operation:
   Beginning of period                                          544       472
   New openings                                                  25        12
   Sold, combined, or closed                                     (1)       (1)
                                                            -------   -------
   End of period                                                568       483
                                                            =======   =======
Average number of stores during the period                      550       477
Composition of ending stores:
   EZPAWN locations                                             280       280
   EZMONEY signature loan locations adjoining EZPAWNs           165       144
   EZMONEY signature loan locations - free standing             123        59
                                                            -------   -------
   Total stores in operation                                    568       483
                                                            =======   =======
   EZPAWN locations offering signature loans                     82       112
   Total locations offering signature loans                     370       315

a    In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

Nine Months Ended June 30, 2006 vs. Nine Months Ended June 30, 2005

The following table sets forth selected, unaudited, consolidated financial data with respect to the Company for the nine-month periods ended June 30, 2006 and 2005 ("Fiscal 2006 Year-to-Date Period" and "Fiscal 2005 Year-to-Date Period"):

                                                             Nine Months Ended
                                                                June 30, (a)
                                                            -------------------    % or Point
                                                              2006       2005      Change (b)
                                                            --------   --------   ------------
Net revenues:
   Sales                                                    $130,598   $107,577         21.4%
   Pawn service charges                                       46,988     46,073          2.0%
   Payday loan service charges                                 3,602     26,349        (86.3)%
   Credit service fees                                        46,347         --          100%
   Other                                                         962        977         (1.5)%
                                                            --------   --------
      Total revenues                                         228,497    180,976         26.3%
   Cost of goods sold                                         77,696     64,235         21.0%
                                                            --------   --------
      Net revenues                                          $150,801   $116,741         29.2%
                                                            ========   ========
Other data:
   Gross margin on sales                                        40.5%      40.3%         0.2%
   Average annual inventory turnover                             3.2x       2.9x         0.3x
   Average inventory per pawn location at period end        $    118   $    103         14.6%
   Average pawn loan balance per pawn location at period
      end                                                   $    175   $    182         (3.8)%
   Average yield on pawn loan portfolio                          137%       137%    (0) pts.
   Pawn loan redemption rate                                      77%        78%     (1) pt.
   Signature loan bad debt as a percentage of signature
      loan revenues                                               24%        21%      3 pts.
Expenses and income as a percentage of net revenues (%):
   Operations                                                   54.1       60.3   (6.2) pts.
   Payday loan bad debt and direct transaction expenses          1.2        5.6   (4.4) pts.
   Credit service bad debt and direct transaction
      expenses                                                   7.1         --     7.1 pts.
   Administrative                                               13.5       14.7   (1.2) pts.
   Depreciation and amortization                                 4.2        5.2   (1.0) pts.
   Interest expense, net                                         0.1        0.8   (0.7) pts.
   Income before income taxes                                   20.9       14.8     6.1 pts.
   Net income                                                   13.3        9.5     3.8 pts.
Stores in operation:
   Beginning of period                                           514        405
   New openings                                                   55         79
   Acquired                                                        1         --
   Sold, combined or closed                                       (2)        (1)
                                                            --------   --------
   End of period                                                 568        483
                                                            ========   ========
Average number of stores during the period                       532        451
Composition of ending stores:
   EZPAWN locations                                              280        280
   EZMONEY signature loan locations adjoining EZPAWNs            165        144
   EZMONEY signature loan locations - free standing              123         59
                                                            --------   --------
   Total stores in operation                                     568        483
                                                            ========   ========
   EZPAWN locations offering signature loans                      82        112
   Total locations offering signature loans                      370        315

a    In thousands, except percentages, inventory turnover and store count.

b In comparing the period differences between dollar amounts or per store counts, a percentage change is used. In comparing the period differences between two percentages, a percentage point (pt.) change is used.

EFFECT OF ADOPTING A NEW ACCOUNTING PRINCIPLE FOR SHARE-BASED COMPENSATION

Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations for only restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-based Payment," using the modified prospective transition method, as more fully described in Note J of the financial statements included in this report. In accordance with the modified prospective transition provisions, results for prior periods have not been restated. The Company's net income includes the following compensation costs related to our share-based compensation arrangements:

                                     Three Months      Nine Months
                                    Ended June 30,   Ended June 30,
                                    --------------   --------------
                                     2006   2005      2006     2005
                                     ----   ----     ------   -----
                                             (in thousands)
Gross compensation costs
   Stock options                     $187   $ --     $1,042   $  --
   Restricted stock                    19    147         57     441
                                     ----   ----     ------   -----
   Total gross compensation costs    $206   $147     $1,099   $ 441
Income tax benefits
   Stock options                     $ --   $ --     $  (95)  $  --
   Restricted stock                    (7)   (52)       (21)   (156)
                                     ----   ----     ------   -----
   Total income tax benefits         $ (7)  $(52)    $ (116)  $(156)
                                     ----   ----     ------   -----
Net compensation expense             $199   $ 95     $  983   $ 285
                                     ====   ====     ======   =====

At June 30, 2006, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $2.7 million. The weighted average period over which these costs will be amortized is 2.5 years. Based on current outstanding options, the Company expects to recognize share-based compensation expense of approximately $0.3 million in the remaining quarter of Fiscal 2006. The expense recognized in the first quarter of Fiscal 2006 was higher than the amount expected for the other quarters in Fiscal 2006 due to the acceleration of vesting of certain options in that quarter, in accordance with their terms.

OVERVIEW

The Company is a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. In 280 EZPAWN locations (as of June 30, 2006), the Company offers non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, the Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. In 288 EZMONEY stores and 82 EZPAWN locations (as of June 30, 2006), the Company offers short-term non-collateralized loans, often referred to as payday loans, or fee-based credit services to customers seeking loans (collectively, "signature loans").

The income earned on pawn lending is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company's loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. The Company's average pawn loan amount ranges between $70 and $85 but varies depending on the valuation of each item pawned. The total loan term, consisting of the primary term and grace period, ranges between 60 and 120 days.

The Company began reducing the total loan term on pawn loans from 90 days to 60 days in 67 of its pawn locations in August 2005 and another 148 in November 2005. Forty-three locations had previously made the change. The Company believes this change reduced its pawn portfolio approximately 15% for the loans in these stores that were between 60 and 90 days old, with very little or no impact on earned pawn service charge revenues. This change also created a one-time doubling of forfeitures as loans made 90 and 60 days earlier simultaneously forfeited for a 30-day period, resulting in a higher level of inventory available for sale (beginning inventory plus forfeitures and purchases). In the 67 stores converted in August 2005, the Company experienced this doubling of forfeitures as loans matured during the quarter ended December 31, 2005. In the 148 stores converted in November 2005, the Company experienced this doubling of forfeitures as loans matured during the quarter ended March 31, 2006. As a result, inventory available for sale increased over the prior year period 11% and 16% for the December and March quarters.

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

On July 15, 2005, the EZMONEY stores located in Texas ceased marketing payday loans and began providing fee-based credit services to consumers in obtaining loans from unaffiliated lenders. At June 30, 2006, 232 of the Company's 288 EZMONEY stores and 51 of the Company's 280 pawn stores offered credit services. The Company does not participate in the loans made by the lenders, but typically earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrower's creditworthiness through the issuance of a letter of credit. The Company also offers an optional service to improve or establish customers' credit histories by reporting their payments to an external credit-reporting agency. The average loan obtained by the Company's credit service customers is approximately $480 and the term is generally less than 30 days, averaging about 16 days.

The Company earns payday loan service charge revenue on its payday loans. In 87 of its locations, the Company makes payday loans in compliance with state law. The average payday loan amount is approximately $380 and the term is generally less than 30 days, averaging about 19 days. The service charge per $100 loaned ranges from $15 to $22 for a 7 to 23-day period. Through December 2005, the Company also marketed and serviced payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank in some of its locations. After origination of the loans, the Company could purchase a 90% participation in the loans made by County Bank and marketed by the Company. As of December 31, 2005, County Bank no longer maintains a payday loan program. Most of the locations previously marketing County Bank loans now provide credit services to consumers in obtaining loans from unaffiliated lenders.

In the Fiscal 2006 Third Quarter compared to the Fiscal 2005 Third Quarter, the Company saw significant growth in its signature loan contribution and an increase in the gross profit on sales. Somewhat offsetting these were higher operating costs, primarily due to newly opened stores, and administrative costs. The Company's net income improved to $5.6 million in the Fiscal 2006 Third Quarter from $2.1 million in the Fiscal 2005 Third Quarter.

RESULTS OF OPERATIONS

Third Quarter Ended June 30, 2006 vs. Third Quarter Ended June 30, 2005

The following discussion compares the results of operations for the Fiscal 2006 Third Quarter to the Fiscal 2005 Third Quarter. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2006 Third Quarter pawn service charge revenue increased 2.0%, or $0.3 million from the Fiscal 2005 Third Quarter to $15.0 million. This increase was due to a six percentage point improvement in loan yields to 136%, partially offset by a 2.7% lower average pawn loan balance during the Fiscal 2006 Third Quarter. During the last fifteen months, the Company raised its loan values on gold jewelry in response to an increase in gold market values and similar changes by its competitors. This contributed approximately $0.5 million to the increase in pawn service charges in the Fiscal 2006 Third Quarter. The higher yield and lower ending pawn portfolio resulted largely from the conversion of 215 pawn stores from offering 90-day loan terms to offering 60-day terms, as discussed above.

In the Fiscal 2006 Third Quarter, 97.1% ($14.6 million) of recorded pawn service charge revenue was collected in cash, and 2.9% ($0.4 million) resulted from an increase in accrued pawn service charges receivable. In the comparable Fiscal 2005 Third Quarter, 91.2% ($13.4 million) of recorded pawn service charge revenue was collected in cash, and

8.8% ($1.3 million) resulted from an increase in accrued pawn service charges receivable. This pattern is consistent with the seasonal nature of the pawn lending business. The accrual of pawn service charges is dependent on the size of the loan portfolio and the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company decreased its estimate of collectible loans at June 30, 2006 in anticipation of lower loan redemptions following the summer lending season.

Sales increased $9.6 million in the Fiscal 2006 Third Quarter compared to the Fiscal 2005 Third Quarter, to $40.6 million. The increase was primarily due to a $3.3 million increase in same store merchandise sales and a $6.1 million increase in jewelry scrapping sales driven by increased gold prices. The increase in merchandise sales is largely due to a $9.2 million increase in inventory available for sale in the period. Greater inventory at the beginning of the quarter, along with an increase in pawn loans maturing in the Fiscal 2006 Third Quarter, which produced a higher level of loan forfeitures, drove the increase in inventory available for sale. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales:

                                          Quarter Ended
                                             June 30,
                                          -------------
                                           2006    2005
                                          -----   -----
                                           (Dollars in
                                            millions)
Merchandise sales                         $29.6   $26.1
Jewelry scrapping sales                    11.0     4.9
                                          -----   -----
Total sales                               $40.6   $31.0
Gross profit on merchandise sales         $12.7   $11.3
Gross profit on jewelry scrapping sales   $ 4.2   $ 1.2
Gross margin on merchandise sales          43.0%   43.4%
Gross margin on jewelry scrapping sales    38.1%   25.5%
Overall gross margin                       41.7%   40.6%

The Fiscal 2006 Third Quarter overall gross margin on sales increased 1.1 percentage points from the Fiscal 2005 Third Quarter to 41.7%. This resulted primarily from a 12.6 percentage point improvement in margins on jewelry scrapping sales, offset by a 0.4 percentage point decrease in margins on merchandise sales. The inventory valuation allowance remained unchanged in the Fiscal 2006 Third Quarter, compared to a decrease of $0.2 million in the allowance in the Fiscal 2005 Third Quarter. Absent this change, gross margins on merchandise sales improved 0.2 of a percentage point. Changes in the inventory valuation allowance are recorded in cost of goods sold, directly impacting the Company's gross margins. Inventory shrinkage, included in the merchandise cost of goods sold, improved to 1.2% of merchandise sales in the Fiscal 2006 Third Quarter, compared to 1.4% in the Fiscal 2005 Third Quarter.

In the Fiscal 2006 Second Quarter and Third Quarter, the Company raised its retail prices on gold jewelry in response to higher gold values. The Company also increased the amount it paid to purchase jewelry from customers and loaned on jewelry, which resulted in a higher cost of goods as those loans defaulted and the collateral was sold. The net effect increased gross profit on merchandise sales approximately $0.3 million and jewelry scrapping sales approximately $1.9 million. The increase in gross profit from jewelry scrapping sales was further improved by scrapping 53% more volume in the Fiscal 2006 Third Quarter compared to the Fiscal 2005 Third Quarter.

Signature loan data are as follows:

                                                                          Quarter Ended
                                                                             June 30,
                                                                        -----------------
                                                                          2006      2005
                                                                        -------   -------
                                                                           (Dollars in
                                                                            thousands)
Service charge revenue                                                  $17,821   $10,231
Bad debt:
   Net defaults, including interest on brokered loans                    (4,520)   (2,928)
   Change in valuation allowance                                           (669)     (259)
   Other related costs, net of insufficient funds fees collected           (342)       44
                                                                        -------   -------
      Net bad debt                                                       (5,531)   (3,143)
Direct transaction expenses                                                (142)     (270)
Operating expenses at EZMONEY stores                                     (6,890)   (3,687)
Depreciation and amortization at EZMONEY stores                            (336)     (218)
Collection and call center costs (included in administrative expense)      (395)     (368)
                                                                        -------   -------
Contribution to operating income                                        $ 4,527   $ 2,545
                                                                        =======   =======
Average signature loan balance outstanding during quarter (a)           $15,845   $ 9,481
Signature loan balance at end of quarter (a)                            $17,870   $11,089
Participating locations at end of quarter                                   370       315
Signature loan bad debt, as a percent of service charge revenue              31%       31%
Direct transaction expenses, as a percent of service charge revenue           1%        3%
Net default rate (a) (b)                                                    5.0%      5.2%

(a) Signature loan balances include payday loans (net of valuation allowance) recorded on the Company's balance sheet and the principal portion of active brokered loans outstanding from independent lenders, the balance of which is not included on the Company's balance sheet.

(b) Principal defaults net of collections, as a percentage of signature loans made and renewed.

The Contribution to operating income presented above includes the effect of incremental operating expenses at EZMONEY stores. Shared operating costs at adjoined EZMONEY stores, such as rent and labor, have been excluded from these figures.

Signature loan service charge revenue increased 74% from the Fiscal 2005 Third Quarter primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. In the Fiscal 2006 Third Quarter, 95.5% ($17.0 million) of recorded signature loan service charge revenue was collected in cash and 4.5% ($0.8 million) resulted from an increase in accrued service charges receivable. In the comparable Fiscal 2005 Third Quarter, 93.4% ($9.5 million) of recorded signature loan service charge revenue was collected in cash and 6.6% ($0.7 million) resulted from an increase in accrued service charges receivable.

Although signature loan bad debt increased, it remained constant at 31% of related revenues in the Fiscal 2006 Third Quarter, compared to 31% in the Fiscal 2005 Third Quarter. Direct transaction expenses improved to 1% of related revenues, from 3% in the Fiscal 2005 Third Quarter. The higher transaction expenses in the prior year period related primarily to loans offered by County Bank, which the Company no longer markets.

The Company provides a valuation allowance for expected losses on signature loans and the related fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At June 30, 2006, the valuation allowance was 39% of signature loan fees receivable (7.0% of the outstanding signature loan principal and fees receivable), compared to 33% of signature loan fees receivable (5.6% of the outstanding signature loan principal and fees receivable) at June 30, 2005.

Operations expense improved to 54.7% of net revenues ($27.4 million) in the Fiscal 2006 Third Quarter from 62.6% of net revenues ($23.7 million) in the Fiscal 2005 Third Quarter. Of the total dollar increase of $3.7 million, $3.2 million related to the growth in EZMONEY stores. These increases were comprised mostly of additional labor, rent, and other increases from new stores.

Administrative expenses in the Fiscal 2006 Third Quarter were $6.8 million compared to $5.5 million in the Fiscal 2005 Third Quarter, a decrease of 1.0 percentage point to 13.6% when measured as a percent of net revenue. The dollar increase was due primarily to a $0.7 million increase in administrative labor and benefits and a $0.3 million increase in professional fees and travel.

Depreciation and amortization expense was $2.1 million in Third Quarter of Fiscal 2006 and 2005. Depreciation on assets placed in service was offset by assets that became fully depreciated in the period.

In the Fiscal 2006 Third Quarter, the Company earned $0.2 million of interest income, compared to interest expense of $0.3 million in the Fiscal 2005 Third Quarter. The Company had an average cash balance of $23.6 million and no debt throughout the Fiscal 2006 Third Quarter, compared to an average debt balance of $14.5 million in the Fiscal 2005 Third Quarter. The Company's net interest income for the Fiscal 2006 Third Quarter is comprised of interest on its invested cash less fees on its line of credit.

The Fiscal 2006 Third Quarter income tax expense was $3.2 million (36.4% of pretax income) compared to $1.2 million (36.0% of pretax income) for the Fiscal 2005 Third Quarter. The increase in effective tax rate between these periods is due to the recognition of non-deductible expense for incentive stock options (from the SFAS No. 123(R) adoption) expected for the year less a decrease in expected state taxes and the smaller impact other non-deductible items are expected to have in relation to increased earnings in the year ending September 30, 2006.

Operating income for the Fiscal 2006 Third Quarter increased $4.9 million from the Fiscal 2005 Third Quarter to $8.0 million, primarily due to the $4.4 million increase in gross profit from sales, the $2.0 million greater contribution from signature loans and the $0.3 million increase in pawn service charges, offset by a $1.3 million increase in administrative expenses and a $0.5 million increase in pawn store operating expenses. After a $0.5 million improvement in net interest, a $2.0 million increase in income taxes related to the increased earnings, and other smaller items, net income improved to $5.6 million in the Fiscal 2006 Third Quarter from $2.1 million in the Fiscal 2005 Third Quarter.

Nine Months Ended June 30, 2006 vs. Nine Months Ended June 30, 2005

The following discussion compares the results of operations for the Fiscal 2006 Year-to-Date Period to the Fiscal 2005 Year-to-Date Period. The discussion should be read in conjunction with the accompanying financial statements and related notes.

The Company's Fiscal 2006 Year-to-Date Period pawn service charge revenue increased 2.0%, or $0.9 million from the Fiscal 2005 Year-to-Date Period to $47.0 million. This increase was due to a 2.0% increase in the average pawn loan balance during the period. Loan yields were unchanged at 137%. During the last fifteen months, the Company raised its loan values on gold jewelry in response to an increase in gold market values and similar changes by its competitors. This contributed approximately $1.8 million to the increase in pawn service charges in the Fiscal 2006 Year-to-Date Period. Although the average pawn loan balance was higher, the ending pawn loan balance was 3.8% lower than at June 30, 2005. The lower ending pawn portfolio resulted largely from the Fiscal 2006 conversion of 215 pawn stores from offering 90-day loan terms to offering 60-day terms, as discussed above.

In the Fiscal 2006 Year-to-Date Period, 105.2% ($49.4 million) of recorded pawn service charge revenue was collected in cash, offset by a 5.2% ($2.4 million) decrease in accrued pawn service charges receivable. In the Fiscal 2005 Year-to-Date Period, 99.3% ($45.7 million) of recorded pawn service charge revenue was collected in cash and 0.7% ($0.4 million) resulted from an increase in accrued pawn service charges receivable. The ending pawn service charge accrual in the Fiscal 2006 Year-to-Date Period was lower primarily due to the shorter loan term offered in 215 pawn stores. The accrual of pawn service charges is dependent on the size of the loan portfolio and the Company's estimate of collectible loans in its portfolio at the end of each quarter. Consistent with prior year treatment, the Company also decreased its estimate of collectible loans at June 30, 2006 in anticipation of lower loan redemptions following the summer lending season.

Sales increased $23.0 million in the Fiscal 2006 Year-to-Date Period compared to the Fiscal 2005 Year-to-Date Period, to $130.6 million. The increase was primarily due to a $12.4 million increase in same store merchandise sales and a $10.1 million increase in jewelry scrapping sales, driven by an increase in gold prices and in the amount of gold scrapped. The increase in merchandise sales is largely due to the higher levels of loan forfeitures available for sale during the Fiscal 2006 Year-to-Date Period compared to the Fiscal 2005 Year-to-Date Period. As described above, 215 stores shortened their pawn loan term from 90 days to 60 days in the Fiscal 2006 Year-to-Date Period. This created a one-time doubling of pawn loan forfeitures for a thirty-day period in the affected stores. This doubling of loan forfeitures and a higher average pawn loan balance produced the higher levels of inventory available for sale. The table below summarizes the sales volume, gross profit, and gross margins on the Company's sales:

                                                                   Nine Months
                                                                 Ended June 30,
                                                                ----------------
                                                                 2006      2005
                                                                ------   -------
                                                                   (Dollars in
                                                                    millions)
Merchandise sales                                               $104.3   $ 91.4
Jewelry scrapping sales                                           26.3     16.2
                                                                ------   ------
Total sales                                                     $130.6   $107.6
Gross profit on merchandise sales                               $ 43.9   $ 38.9
Gross profit on jewelry scrapping sales                         $  9.0   $  4.4
Gross margin on merchandise sales                                 42.1%    42.5%
Gross margin on jewelry scrapping sales                           34.3%    27.5%
Overall gross margin                                              40.5%    40.3%

The Fiscal 2006 Year-to-Date Period overall gross margin on sales improved 0.2 of a percentage point from the Fiscal 2005 Year-to-Date Period to 40.5%. This resulted primarily from a 6.8 percentage point improvement in margins on jewelry scrapping sales, offset by a 0.4 percentage point decrease in margins on merchandise sales. Included in the Fiscal 2006 Year-to-Date cost of goods sold is a $0.7 million increase in the inventory valuation allowance, compared to a $0.3 million increase in the comparable Fiscal 2005 Year-to-Date Period. Absent this change, gross margins on merchandise sales were unchanged. Inventory shrinkage, included in merchandise cost of goods sold, improved to 1.1% of merchandise sales in the Fiscal 2006 Year-to-Date Period, compared to 1.5% in the Fiscal 2005 Year-to-Date Period.

In the Fiscal 2006 Year-to-Date Period, the Company raised its retail prices on gold jewelry in response to higher gold values. The Company also increased the amount it paid to purchase jewelry from customers and loaned on jewelry, which resulted in a higher cost of goods as those loans defaulted and the collateral was sold. The net effect increased gross profit on merchandise sales approximately $0.6 million and jewelry scrapping sales approximately $3.6 million. The increase in gross profit from jewelry scrapping sales was further improved by scrapping 24% more volume in the Fiscal 2006 Year-to-Date Period compared to the Fiscal 2005 Year-to-Date Period.

Signature loan data are as follows:

                                                                           Nine Months Ended
                                                                                June 30,
                                                                          -------------------
                                                                            2006       2005
                                                                          --------   --------
                                                                              (Dollars in
                                                                               thousands)
Service charge revenue                                                    $ 49,949   $26,349
Bad debt:
   Net defaults, including interest on brokered loans                      (11,341)   (6,375)
   Change in valuation allowance                                               198      (165)
   Sale of older bad debt (c)                                                   --       905
   Other related costs, net of insufficient funds fees collected              (919)      130
                                                                          --------   -------
      Net bad debt                                                         (12,062)   (5,505)
Direct transaction expenses                                                   (472)   (1,012)
Operating expenses at EZMONEY stores                                       (19,314)   (8,907)
Depreciation and amortization at EZMONEY stores                               (898)     (461)
Collection and call center costs (included in administrative expense)       (1,150)   (1,101)
                                                                          --------   -------
Contribution to operating income                                          $ 16,053   $ 9,363
                                                                          ========   =======
Average signature loan balance outstanding during period (a)              $ 15,299   $ 8,310
Signature loan balance at end of period (a)                               $ 17,870   $11,089
Participating locations at end of period                                       370       315
Signature loan bad debt, as a percent of service charge revenue                 24%       21%
Signature loan bad debt, excluding sale of older bad debt, as a percent
   of service charge revenue (c)                                                24%       24%
Direct transaction expenses, as a percent of service charge revenue              1%        4%
Net default rate (a) (b)                                                       4.5%      3.8%
Net default rate, excluding sale of older bad debt (a) (b) (c)                 4.5%      4.4%

(a) Signature loan balances include payday loans (net of valuation allowance) recorded on the Company's balance sheet and the principal portion of active brokered loans outstanding from independent lenders, the balance of which is not included on the Company's balance sheet.

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

Signature loan service charge revenue increased 90% from the Fiscal 2005 Year-to-Date Period primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. In the Fiscal 2006 Year-to-Date Period, 99.1% ($49.5 million) of recorded signature loan service charge revenue was collected in cash and 0.9% ($0.4 million) resulted from an increase in accrued signature loan service charges receivable. In the comparable Fiscal 2005 Year-to-Date Period, 97.1% ($25.6 million) of recorded signature loan service charge revenue was collected in cash and 2.9% ($0.8 million) resulted from an increase in accrued signature loan service charges receivable.

Signature loan bad debt remained unchanged at 24% of related revenues in the Fiscal 2006 Year-to-Date Period, compared to the Fiscal 2005 Year-to-Date Period excluding the sale of older bad debt. In December 2004, the Company sold its older bad debt (originated between fiscal 2001 and fiscal 2004) to an outside agency for net proceeds of approximately $0.9 million. Including the benefit of this sale, signature loan bad debt was 21% of related revenues in the Fiscal 2005 Year-to-Date Period. Generally on a weekly basis, the Company now sells bad debt as it ages beyond 60 days. The Company believes that, in today's market, selling this debt is more efficient than other alternatives.

Signature loan direct transaction expenses improved to 1% of related revenues, from 4% in the Fiscal 2005 Year-to-Date Period. The higher transaction expenses in the prior year period related primarily to loans offered by County Bank, which the Company no longer markets.

The Company provides a valuation allowance for expected losses on signature loans and the related fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At June 30, 2006, the valuation allowance was 39% of signature loan fees receivable (7.0% of the outstanding signature loan principal and fees receivable), compared to 33% of signature loan fees receivable (5.6% of the outstanding signature loan principal and fees receivable) at June 30, 2005.

Operations expense improved to 54.1% of net revenues ($81.6 million) in the Fiscal 2006 Year-to-Date Period from 60.3% of net revenues ($70.4 million) in the Fiscal 2005 Year-to-Date Period. Of the total dollar increase of $11.2 million, $10.4 million related to the growth in EZMONEY stores. These increases were comprised mostly of additional labor, rent, and other increases from new stores.

Administrative expenses in the Fiscal 2006 Year-to-Date Period were $20.3 million compared to $17.2 million in the Fiscal 2005 Year-to-Date Period, a decrease of 1.2 percentage points to 13.5% when measured as a percent of net revenue. The dollar increase was due primarily to a $2.1 million increase in administrative labor and benefits and a $0.6 million increase in stock compensation recognized as a result of adopting SFAS No. 123(R), as described above.

Depreciation and amortization expense was $6.4 million in the Fiscal 2006 Year-to-Date Period compared to $6.0 million in the Fiscal 2005 Year-to-Date Period. Depreciation on assets placed in service, primarily related to the construction of new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired in the period.

In the Fiscal 2006 Year-to-Date Period, interest expense decreased to $0.1 million from $0.9 million in the Fiscal 2005 Year-to-Date Period. The Company had an average outstanding debt balance of $2.1 million and an average cash balance of $14.7 million in the Fiscal 2006 Year-to-Date Period, compared to an average debt balance of $17.9 million in the prior year period. The Company's earnings on its invested cash balance in the Fiscal 2006 Year-to-Date Period offset most of the interest and line of credit fees paid in the period.

The Fiscal 2006 Year-to-Date Period income tax expense was $11.5 million (36.4% of pretax income) compared to $6.2 million (36.0% of pretax income) for the Fiscal 2005 Year-to-Date Period. The increase in effective tax rate between these periods is due to the recognition of non-deductible expense for incentive stock options (from the SFAS No. 123(R) adoption) expected for the year less a decrease in expected state taxes and the smaller impact other non-deductible items are expected to have in relation to increased earnings in the year ending September 30, 2006.

Operating income for the Fiscal 2006 Year-to-Date Period increased $13.2 million from the Fiscal 2005 Year-to-Date Period to $29.9 million, primarily due to the $9.6 million increase in gross profit from sales, the $6.7 million greater contribution from signature loans, and the $0.9 million increase in pawn service charges, offset by a $3.2 million increase in administrative expenses and a $0.8 million increase in pawn store operating expenses. After a $5.3 million increase in income taxes related to the increased earnings, a $0.8 million decrease in net interest, and other smaller items, net income improved to $20.1 million in the Fiscal 2006 Year-to-Date Period from $11.0 million in the Fiscal 2005 Year-to-Date Period.

LIQUIDITY AND CAPITAL RESOURCES

In the Fiscal 2006 Year-to-Date Period, the Company's $29.8 million cash flow from operations consisted of net income plus several non-cash items, primarily depreciation and the change in deferred taxes. In the Fiscal 2005 Year-to-Date Period, the Company's $17.6 million cash flow from operations consisted of net income plus several non-cash items, aggregating to $21.6 million, offset by $4.0 million of changes in operating assets and liabilities, primarily accounts payable, accrued expenses, service charges receivable, prepaid expenses, and other current and non-current assets.

The Company's $6.4 million of cash used in investing activities during the Fiscal 2006 Year-to-Date Period were funded primarily by cash flow from operations. During the Fiscal 2006 Year-to-Date Period, the Company invested $6.7 million in property and equipment, $1.8 million in payday loans made net of repayments, and $1.6 million for the acquisition of a pawn store. Pawn loan repayments and principal recovery through the sale of forfeited collateral exceeded pawn loans made by $2.6 million, partially offsetting investing cash uses. Further offsetting the investing cash uses was $1.0 million of dividends received from the Company's investment in Albemarle and Bond. Cash flows from operations, as well as $2.2 million received from the exercise of stock options and warrants, funded the $7.0 million debt reduction during the Fiscal 2006 Year-to-Date Period, and increased cash on hand by $18.6 million.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations (in thousands):

                                                            Payments due by Period
                                                      -------------------------------------
                                                        Less                          More
                                                       than 1     1-3       3-5      than 5
Contractual Obligations                      Total      year     years     years     years
-----------------------                    --------   -------   -------   -------   -------
Long-term debt obligations                 $     --   $    --   $    --   $    --   $    --
Interest and commitment fee on long-term
   obligations                                  149       149        --        --        --
Capital lease obligations                        --        --        --        --        --
Operating lease obligations                 100,151    15,568    26,957    20,274    37,352
Purchase obligations                             --        --        --        --        --
Other long-term liabilities                      --        --        --        --        --
                                           --------   -------   -------   -------   -------
Total                                      $100,300   $15,717   $26,957   $20,274   $37,352
                                           ========   =======   =======   =======   =======

In addition to the contractual obligations in the table above, the Company is obligated under letters of credit issued to unaffiliated lenders as part of its credit service operations. At June 30, 2006, the Company's maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $17.0 million. This amount includes principal, interest, and insufficient funds fees.

In the remaining three months of the fiscal year ending September 30, 2006, the Company also plans to open approximately 45 EZMONEY stores for an expected aggregate capital expenditure of approximately $1.6 million, plus the funding of working capital and start-up losses at these stores. While the Company anticipates that these new stores will increase future earnings, it expects they will have a negative effect on earnings and cash flow in their first year of operation.

The Company had no debt outstanding at June 30, 2006. The Company's credit agreement provides for a $40 million revolving credit facility, secured by the Company's assets, and matures April 1, 2007. Under the terms of the agreement, the Company had the ability to borrow $24.1 million at June 30, 2006, after allowing for $15.9 million in the principal portion of letters of credit issued under its credit service program. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The Company remains contractually obligated to pay the line of credit commitment fee, including $36,000 accrued commitment fee at June 30, 2006. These amounts are included in the contractual obligations table above, assuming no borrowings, and that the current commitment fee will be applicable through the maturity of the credit agreement on April 1, 2007. Cash and debt balances fluctuate based on cash needs and the interest rate on debt, if any, varies in response to the Company's leverage ratio.

The Company anticipates that cash flow from operations and cash on hand will be adequate to fund its contractual obligations, planned store growth, capital expenditures, and working capital requirements during the coming year.

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

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to its equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended March 31, 2006 (included in the Company's June 30, 2006 results on a three-month lag as described above) was approximately a $67,000 increase, net of tax effect, to stockholders' equity. On June 30, 2006, the U.K. pound strengthened to 1.00 to 1.8163 U.S. dollars from 1.7398 at March 31, 2006. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, and known uncertainties. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "expect," "anticipate," "seek," "estimate," "intend," "plan," "projection," "outlook," "expect," and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the Company's control, and in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2005. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6. EXHIBITS

(a) Exhibit
    Number                            Description
-----------                           -----------
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

                                        EZCORP, INC.
                                        (Registrant)


Date: August 7, 2006                    By: /s/ DAN N. TONISSEN
                                            ------------------------------------
                                            (Signature)
                                            Dan N. Tonissen
                                            Senior Vice President,
                                            Chief Financial Officer & Director

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