Form 10-K
period 2006-09-30
EZCORP INC
filed 2006-12-14
CIK 876523

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended September 30, 2006   Commission File No. 000-19424

                                  EZCORP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              74-2540145
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              1901 CAPITAL PARKWAY
                               AUSTIN, TEXAS 78746
                    (Address of principal executive offices)

                  Registrant's telephone number: (512) 314-3400

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

Large accelerated filer [ ]   Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $347 million, based on the closing price on the NASDAQ Stock Market on March 31, 2006.

As of October 31, 2006, 37,554,180 shares of the registrant's Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant's Class B Voting Common Stock, par value $.01 per share were outstanding. These amounts have been adjusted to reflect the three-for-one common stock split for shareholders of record as of November 27, 2006.

Documents incorporated by reference: None

================================================================================

                                  EZCORP, INC.
                          YEAR ENDED SEPTEMBER 30, 2006
                               INDEX TO FORM 10-K

Item                                                                        Page
 No.                                                                         No.
----                                                                        ----
                                  INTRODUCTION

                                     PART I

1.     Business                                                               3
1A.    Risk Factors                                                          17
2.     Properties                                                            19
3.     Legal Proceedings                                                     22
4.     Submission of Matters to a Vote of Security Holders                   22

                                     PART II

5.     Market for Registrant's Common Equity and Related Stockholder
       Matters                                                               23
6.     Selected Financial Data                                               24
7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                 26
7A.    Qualitative and Quantitative Disclosures About Market Risk            39
8.     Financial Statements and Supplementary Data                           40
9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                  64
9A.    Controls and Procedures                                               65

                                    PART III

10.    Directors and Executive Officers of the Registrant                    67
11.    Executive Compensation                                                70
12.    Security Ownership of Certain Beneficial Owners and Management and
       Related Stockholder Matters                                           75
13.    Certain Relationships and Related Party Transactions                  77
14.    Principal Accounting Fees and Services                                77

                                     PART IV

15.    Exhibits and Financial Statement Schedules                            79

Signatures                                                                   82
Exhibit Index                                                                83

                                     PART I

ITEM 1. BUSINESS

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

The Company is primarily a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. In 280 EZPAWN locations open September 30, 2006, the Company offers non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, the Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. In 334 EZMONEY stores and 82 EZPAWN stores open September 30, 2006, the Company offers short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, "signature loans").

The income earned on pawn lending is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company's loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. The Company's average pawn loan amount typically ranges between $80 and $85 but varies depending on the valuation of each item pawned. The total loan term, consisting of the primary term and grace period, ranges between 60 and 120 days. In the years ended September 30, 2004, 2005 and 2006 ("Fiscal 2004", "Fiscal 2005" and "Fiscal 2006"), approximately 76%, 77% and 76% of the pawn loans made by the Company were redeemed in full or were renewed or extended through the payment of accrued pawn service charges.

In its pawnshops, the Company acquires inventory for its retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers' merchandise. The realization of gross profit on sales of inventory depends primarily on the Company's assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the property. The Company realized gross margins on sales of 39% in Fiscal 2004 and 2005, and 40% in Fiscal 2006.

On July 15, 2005, the EZMONEY stores located in Texas ceased marketing payday loans and began providing fee-based credit services to consumers in obtaining loans from unaffiliated lenders. At September 30, 2006, 245 of the Company's 334 EZMONEY stores and 51 of the Company's 280 pawn stores offered credit services. The Company does not participate in the loans made by the lenders, but typically earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrower's creditworthiness through the issuance of a letter of credit. The Company also offers an optional service at no charge to improve or establish customers' credit histories by reporting their payments to an external credit-reporting agency. The average loan obtained by the Company's credit service customers is approximately $470 and the term is generally less than 30 days, averaging about 17 days. If the borrower defaults on the loan, the Company pays the lender the principal and accrued interest due under the loan plus an insufficient funds fee. The Company then attempts to collect the unpaid principal, interest, and insufficient funds fee from the borrower. The Company considers as its bad debt the amount it pays the lender under letters of credit, less any amounts it collects from the borrowers. The profitability of the Company's credit services is highly dependent on the level of bad debt.

When measured as a percentage of credit service fee revenue, the Company experienced bad debt on credit services of 24% during Fiscal 2006.

The Company earns payday loan service charge revenue on its payday loans. In 120 of its locations, the Company makes payday loans subject to state law. The average payday loan amount is approximately $385 and the term is generally less than 30 days, averaging about 21 days. The Company typically charges a fee of $15 to $22 per $100 loaned for a 7 to 27-day period. The profitability of payday loans is highly dependent on the level of bad debt. When measured as a percentage of payday loan revenues, the Company experienced bad debt on payday loans of 34%, 23% and 41% during Fiscal 2004, 2005 and 2006.

During Fiscal 2006, the Company opened 101 EZMONEY stores and closed one. Of the 334 total EZMONEY stores, 165 adjoin existing EZPAWN locations but have a different entrance, signage, decor, and staffing. Even though they adjoin an EZPAWN, the EZMONEY store is a separate business from the customers' point of view. The Company refers to these as "adjoined stores."

The Company has experienced rapid signature loan growth in the past several years, and expects this growth to continue in the near term. Customers find signature loans a more attractive alternative than borrowing from friends and family or incurring insufficient fund fees, overdraft protection fees, utility reconnect fees and other charges imposed when they have insufficient cash. Signature loan customers exercise greater control of their personal finances without damaging the relationship they have with their merchants and service providers. Customers also value the excellent service and confidentiality provided to them.

The following components comprised the Company's net revenues (total revenues less cost of goods sold):

                                                       Fiscal Year Ended September 30,
                                                       -------------------------------
                                                             2004   2005   2006
                                                             ----   ----   ----
Pawn service charges                                           42%    38%    31%
Gross profit from merchandise sales                            35%    31%    27%
Gross profit from jewelry scrapping                             5%     4%     7%
Signature loan (payday loan and credit service) fees           17%    26%    34%
Other fee revenue                                               1%     1%     1%
                                                              ---    ---    ---
Net revenues                                                  100%   100%   100%

PAWN LENDING ACTIVITIES

The Company's pawnshops make pawn loans, which typically are small, non-recourse loans collateralized by tangible personal property. At September 30, 2006, the Company had approximately 585,000 loans outstanding, representing an aggregate principal balance of $50.3 million. A majority of the Company's pawn loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. For Fiscal 2006, pawn service charges accounted for approximately 21% of the Company's total revenues and 31% of its net revenues.

Collateral for the Company's pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods, and musical instruments. The Company does not evaluate the creditworthiness of a pawn customer, but relies on the estimated resale value of the collateral and the perceived probability of the loan's redemption. The Company generally lends from 25% to 65% of the pledged property's estimated resale value depending on an evaluation of these factors. The sources for the Company's determination of the resale value of collateral include the Company's computerized valuation software, recent and projected gold values, internet auction sites, catalogues, newspaper advertisements, and previous sales of similar merchandise.

The collateral is held through the duration of the loan, which in most locations is a maximum of 60 days. The customer has the option of renewing or extending the loan. Through its lending guidelines, the

Company maintains a redemption rate (the percent of loans made that are redeemed, renewed, or extended) between 70% and 80%. In each of the Company's last three fiscal years, the redemption rate was within this range. If a borrower does not repay, extend, or renew a loan, the collateral is forfeited to the Company and becomes inventory available for sale. The Company does not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. The Company provides an inventory valuation allowance to ensure that this forfeited collateral is valued at the lower of cost or market.

The table below shows the dollar amount of pawn loan activity by the Company for Fiscal 2004, 2005 and 2006:

                                                    Fiscal Year Ended September 30,
                                                    -------------------------------
                                                        2004     2005     2006
                                                       ------   ------   ------
                                                         (Dollars in millions)
Loans made                                             $170.0   $173.0   $191.8
Loans repaid                                            (92.5)   (93.3)  (101.6)
Loans forfeited                                         (76.4)   (75.9)   (93.2)
Loans acquired in business acquisitions                    --       --      0.4
                                                       ------   ------   ------
Net increase (decrease) in pawn loans outstanding
   at the end of the year                              $  1.1   $  3.8   $ (2.6)
                                                       ======   ======   ======
Loans renewed                                          $ 23.9   $ 23.2   $ 30.2
Loans extended                                         $141.2   $144.2   $183.3

The redemption rate of pawn loans and the gross profit realized on the sale of forfeited collateral are dependent on the appraisal of customer merchandise. Jewelry, which makes up approximately 60% of the value of collateral, can be appraised based on weight, gold content, style, and value of gemstones, if any. The other items pawned typically consist of consumer electronics, tools, sporting goods, and musical instruments. These are evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence. During Fiscal 2004, 2005 and 2006, the Company realized gross margins on sales of 39%, 39% and 40%.

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

Since a majority of the Company's pawn stores are located in Texas, Texas pawnshop laws and regulations govern most of the Company's pawn operations. The maximum allowable pawn service charges in Texas are set in accordance with the Texas Pawnshop Act and are based on the dollar amount of the loan. Historically, the maximum allowable pawn service charges under Texas law have not changed, but loan amounts have been increased annually in relation to the Consumer Price Index.

                 APPLICABLE PAWN LOAN SERVICE CHARGES FOR TEXAS

    Amount Financed per Pawn Loan
-------------------------------------         Maximum
 July 1, 2005 to     July 1, 2006 to      Allowable Annual
  June 30, 2006       June 30, 2007     Pawn Service Charge
-----------------   -----------------   -------------------
       $1 to $162          $1 to $168           240%
   $163 to $1,080      $169 to $1,120           180%
 $1,081 to $1,620    $1,121 to $1,680            30%
$1,621 to $13,500   $1,681 to $14,000            12%

Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the year ended June 30, 2006, the loan ceiling was $13,500. From July 1, 2006 to June 30, 2007, the loan ceiling is $14,000.

SIGNATURE LOANS

In 334 EZMONEY and 82 EZPAWN locations, the Company offers signature loans, consisting of payday loans or fee-based credit services to customers seeking loans from independent lenders. The table below shows the dollar amount of signature loan activity by the Company for Fiscal 2004, 2005 and 2006. For purposes of this table, signature loan balances include the principal portion of payday loans (net of valuation allowance) recorded on the Company's balance sheet and the principal portion of active brokered loans outstanding from independent lenders, which is not included on the Company's balance sheet.

                                                         Fiscal Year
                                                     Ended September 30,
                                                  ------------------------
                                                   2004     2005     2006
                                                  ------   ------   ------
                                                    (Dollars in millions)
Loans made                                        $ 52.5   $ 87.9   $115.5
Loans repaid                                       (41.1)   (67.3)   (93.7)
Loans forfeited, net of collections on bad debt     (7.7)   (12.0)   (17.0)
                                                  ------   ------   ------
Net increase in signature loans outstanding at
   the end of the year                            $  3.7   $  8.6   $  4.8
                                                  ======   ======   ======
Loans renewed                                     $ 81.5   $144.0   $247.3

Signature loans are unsecured, and their profitability is highly dependent upon the Company's ability to manage the default rate and collect defaulted loan principal, interest and insufficient fund fees. In determining whether to lend or provide credit services, the Company performs a limited review of customer information, such as making a credit reporting agency inquiry, reviewing previous check writing experience, evaluating income levels, and verifying a telephone number where customers may be contacted.

At the time a signature loan is made, a loan agreement is given to the borrower. It sets forth, among other things, the name and address of the lender, the borrower, and the credit services company when applicable, the borrower's identification information, the date of the loan, the amount financed, the interest or service charges due on maturity, the maturity date of the loan, the total amount that must be paid, and the annual percentage rate.

CREDIT SERVICES

The Company began offering credit services in its EZMONEY stores in Texas during the Fiscal 2005 fourth quarter, and now offers credit services in its Florida EZMONEY stores. These services consist of advice and assistance to consumers in obtaining loans from unaffiliated lenders. The Company does not make, fund or participate in the loans made by the lenders, but earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrowers' creditworthiness through the issuance of a letter of credit. If a borrower defaults on the loan, the Company pays the lender the principal and accrued interest due under the loan and an insufficient funds fee. The Company then attempts to collect the unpaid principal, interest, and insufficient funds fee from the borrower. The Company considers as its bad debt the amount it pays the lenders under letters of credit, less any amounts it collects from borrowers.

Although amounts paid under letters of credit may be collected later, the Company charges those amounts to bad debt expense upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. The Company also records as bad debt expense an accrual of expected losses for principal, interest, and insufficient fund fees it expects to pay the lender on default of the lender's current loans under the terms of the letters of credit. This estimate is based on recent default and collection experience and the amount of loans the lender has outstanding.

PAYDAY LENDING ACTIVITIES

Payday loans made by the Company are governed by state law. The average payday loan amount is approximately $385 and the term is generally less than 30 days, averaging about 21 days. The Company typically charges a fee of $15 to $22 per $100 loaned for a 7 to 27-day period.

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

RETAIL ACTIVITIES

In its pawnshops, the Company acquires inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers' merchandise. The realization of gross profit on sales of inventory depends primarily on the Company's assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the property. Jewelry sales represent approximately half of the Company's total sales with the remaining sales consisting primarily of consumer electronics, tools, sporting goods, and musical instruments. The Company believes its ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers. During the three most recent fiscal years, sources of inventory additions were:

                                     Fiscal Year Ended
                                       September 30,
                                    ------------------
                                    2004   2005   2006
                                    ----   ----   ----
Forfeited pawn loan collateral       86%    84%    83%
Purchases from customers             14%    16%    16%
Acquired in business acquisitions    --     --      1%

For Fiscal 2004, 2005 and 2006, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 63%, 58% and 56% of the Company's total revenues, or 40%, 35% and 34% of the Company's net revenues, after deducting the cost of goods sold. As a significant portion of the Company's inventory and sales involve gold jewelry, its results can be heavily influenced by the market price of gold. This is particularly true for gold scrapping, which comprised 19% of total sales in Fiscal 2004, 20% in Fiscal 2005 and 24% in Fiscal 2006.

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

The Company allows customers to return or exchange merchandise sold through its retail operations within seven days of purchase, but has experienced a very low rate of returns and exchanges as a percentage of sales. Customers may purchase an item on layaway, whereby a customer will typically pay a minimum layaway deposit of 20% of an item's sale price. The Company will hold the item for a 60 to 90-day period, during which the customer is required to pay for the item. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2006, the Company held $1.9 million in customer layaway deposits.

The Company's overall inventory is stated at the lower of cost or market. The Company provides an inventory valuation allowance for shrinkage and cost in excess of market value. The Company estimates this valuation allowance through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales, and shrinkage. The valuation allowance amounted to $1.5 million, $1.9 million and $2.8 million as of September 30, 2004, 2005 and 2006. At September 30, 2006, total inventory on hand was $35.6 million after deducting the inventory valuation allowance.

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

OPERATIONS

A typical Company pawn store employs approximately six full-time equivalent employees ("FTEs") consisting of a manager, an assistant manager, and four sales and lending representatives. Each store manager is responsible for ensuring that the store is run in accordance with the Company's policies, procedures, and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of the Company's regional directors, who in turn report to the Vice President of EZPAWN Operations. Area managers, store managers, and assistant managers receive incentive compensation based on their area or store's performance in comparison to an operating budget. This incentive compensation typically ranges between 5% and 30% of their total compensation. Regional directors' compensation is also variable depending upon the performance of their region.

Signature loan stores typically employ two to three FTEs per location, consisting of a manager and one to two customer service representatives. Each store manager is responsible for ensuring that the store is run in accordance with the Company's policies, procedures, and operating guidelines, and reports to an area manager, who is responsible for the stores within a specific operating area. Area managers report to one of the EZMONEY regional directors, who report to the Vice President of EZMONEY Operations. In some areas, area managers are also assisted by market managers, who manage a single store and supervise up to four other store managers. Managers receive incentive compensation based on their performance in comparison to an operating budget.

In its stand-alone EZMONEY stores, store employees attempt to collect defaulted signature loans in the first 30 days after default. After the initial 30 days, the Company's centralized collection center assumes collection responsibility. The collection center also collects defaulted signature loans for all other locations from the date of default. After attempting to collect for approximately 80 days, the Company then sells remaining defaulted signature loans to an outside collection agency.

The Company has an internally developed store level point of sale ("POS") system that automates the recording of store-level pawn transactions. For its signature loan operations, the Company uses a separate POS specifically designed to handle signature loans. Financial data from all stores is processed at the corporate office each day and the preceding day's data are available for management review via the Company's internal network. The Company's communications network provides information access between the stores and the corporate office.

The Company's internal audit staff monitors the Company's perpetual inventory system, lending practices, and regulatory compliance. In addition, they ensure consistent compliance with the Company's policies and procedures.

As of September 30, 2006, the Company employed approximately 3,100 people. The Company believes that its success is dependent upon its employees' ability to provide prompt and courteous customer service and to execute the Company's operating procedures and standards. The Company seeks to hire people who will become long-term, career employees. To achieve the Company's long-range personnel goals, it strives to develop its employees through a combination of learner-controlled instruction, web-based classes, classroom training, and supervised on-the-job training for new employees. All store associates complete competency checks and all new employees complete a learner-controlled instruction program. Managers attend on-going management skills and operations performance training. The Company anticipates that store manager candidates will be promoted from the ranks of existing store employees and hired from outside the Company. The Company's career development plan develops and advances employees within the Company and provides training for the efficient integration of experienced managers and associates from outside the Company.

At October 31, 2006, the Company operated its pawnshops under the name "EZPAWN", its payday loan stores under the name "EZMONEY Payday Loans" and its credit service stores under the name "EZMONEY Loan Services". The Company has registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY, EZMONEY Center, and EZCORP, among others. Additionally, the Company operates under the trade names EZMONEY Payroll Advance, Payroll Advance Express, and EZCORP Collection Center.

FUTURE EXPANSION

The Company plans to expand the number of locations it operates through the development of new locations and through acquisitions. The Company believes that in the near term the largest growth opportunity is with the EZMONEY stores. The Company plans to open approximately 100 new EZMONEY stores in Fiscal 2007.

The 101 new EZMONEY stores opened in Fiscal 2006 required an average property and equipment investment of approximately $58,000 each. Although it acquired three pawnshops in Fiscal 2006, it has not opened a new pawnshop location in the United States since Fiscal 2000. In November 2006, the Company opened its first pawnshop in Mexico, and plans to open several more locations in Fiscal 2007.

The Company's ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances and the availability of qualified personnel.

COMPETITION

The Company encounters significant competition in connection with its lending operations. These competitive conditions may adversely affect the Company's revenues, profitability, and its ability to expand. In its lending business, the Company competes with other pawnshops, payday lenders, credit service organizations, and financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than the service charges of the Company, and on other terms that may be more favorable than those offered by the Company. The

Company believes that the primary elements of competition are the quality of customer service and relationship management, store location, and the ability to loan competitive amounts at competitive rates. In addition, the Company believes that the ability to compete effectively will be based increasingly on strong general management, regional market focus, automated management information systems, and access to capital.

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

The pawnshop industry in the United States is large and highly fragmented. The industry consists of approximately 12,000 pawnshops owned primarily by independent operators who own one to three locations, and the Company considers the industry mature. The Company, with 280 pawn locations, is the second largest operator of pawnshops in the United States. The three largest pawnshop operators, including the Company, account for less than ten percent of the total estimated pawnshops in the United States.

The signature loan industry in the United States is larger and more concentrated than the pawn industry. The industry consists of approximately 23,000 locations that are generally mono-line stores that offer only signature loans, and other businesses offering signature loans in addition to other products and services, such as check cashing stores and pawnshops. The ten largest signature loan companies, which include the Company, comprise approximately 40% of the total number of locations. The signature loan industry remains in a growth stage.

STRATEGIC INVESTMENT

At June 30, 2006, the Company held approximately 28.5% of the outstanding shares of Albemarle & Bond Holdings plc ("A&B"). At June 30, 2006, A&B operated 75 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing, and retail jewelry. For A&B's fiscal year ended June 30, 2006, A&B's turnover (gross revenues) increased 23% to L29.5 million ($52.5 million), and its profit after tax (net income) increased 18% over the prior year to approximately L4.8 million ($8.5 million). A&B is based in Bristol, England and publicly trades on the Alternative Investment Market of the London Stock Exchange. As its largest single shareholder, the Company and its affiliates hold three seats on A&B's board of directors.

The Company accounts for its investment in A&B under the equity method. In Fiscal 2006, the Company's interest in A&B's income was $2,433,000 and the Company received dividends on its investment totaling $969,000. Based on the closing price and exchange rates on October 31, 2006, the market value of the Company's investment in A&B was approximately $58.6 million, compared to its book value of $19.3 million.

REGULATION

PAWNSHOP OPERATIONS

The Company's pawnshop operations are subject to extensive regulation, examination and licensing under various federal, state, and local statutes, ordinances, and regulations. The laws of Texas, Colorado, Oklahoma, Indiana, Florida, Alabama, and Nevada govern the majority of the Company's pawnshop operations. A summary of these states' applicable pawnshop statutes and regulations are discussed below.

TEXAS REGULATIONS

In Texas, pawnshops are regulated by the Office of the Consumer Credit Commissioner ("OCCC") in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act (the "Pawnshop Act") and Rules of Operation for Pawnshops (the "Rules"). Pawnshops and pawnshop employees are licensed by the OCCC.

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

Pawn service charges vary based on loan amounts. Historically, the maximum allowable pawn service charge rates have not changed; however, the loan amounts are adjusted annually based on fluctuations in the Consumer Price Index. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts is presented in "Lending Activities". Under Texas law, there is a ceiling on the maximum allowable pawn loan. For July 1, 2005 through June 30, 2006, the loan ceiling was $13,500. For July 1, 2006 through June 30, 2007, the loan ceiling is $14,000. Texas requires pawn transactions to be reported to local law enforcement.

Under the Texas Pawnshop Act and the Rules, a pawnbroker may not do any of the following: (i) accept a pledge from a person under the age of 18 years; (ii) make any agreement requiring the personal liability of the borrower; (iii) accept any waiver of any right or protection accorded to a pawn customer; (iv) fail to exercise reasonable care to protect pledged goods from loss or damage;
(v) fail to return pledged goods to a pawn customer upon payment of the full amount due; (vi) make any charge for insurance in connection with a pawn transaction; (vii) enter into any pawn transaction that has a maturity date of more than one month; (viii) display pistols, swords, canes, blackjacks or similar weapons for sale in storefront windows or sidewalk display cases; (ix) purchase used or second hand personal property unless a record is established containing the name, address, and identification of the seller, a complete description of the property, including serial number and a signed statement that the seller has the right to sell the property; or, (x) accept into pawn or purchase stolen goods.

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

COLORADO REGULATIONS

The Colorado Pawnbroker Act is limited in scope and primarily sets forth the terms and prohibitions of a pawn loan. In Colorado, local municipalities subject pawnshops to extensive and varied regulation, including licensing and bonding. Pawn transactions must be reported to local authorities and pawnbrokers must maintain certain bookkeeping records. Colorado law allows a maximum pawn service charge of 240% annually for all pawn loans regardless of the amount financed.

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

In general, the Oklahoma Pawnshop Act prescribes loan amounts and maximum rates of service charges that pawnbrokers may charge. The regulations provide for a graduated rate structure, similar to the structure used for federal income tax purposes. Under this rate structure, a $500 loan, for example, earns interest as follows: (i) the first $150 at 240% annually, (ii) the next $100 at 180% annually, and (iii) the remaining $250 at 120% annually.

The maximum allowable pawn service charges for the various loan amounts in Oklahoma are as follows:

Maximum Allowable     Annual
 Amount Financed    Percentage
  Per Pawn Loan        Rate
-----------------   ----------
       $1 to $150      240%
     $151 to $250      180%
     $251 to $500      120%
   $501 to $1,000       60%
$1,001 to $25,000       35%

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

The Indiana Pawnbroking Law prescribes loan amounts and maximum interest rates that pawnbrokers in Indiana may charge for lending money. The regulations provide for a graduated rate structure similar to the structure used for federal income tax purposes. Under this rate structure, for July 1, 2006 through June 30, 2008, a $3,500 loan, for example, may earn interest as follows: (i) the first $1020 at 36% annually, (ii) the next $2,380 at 21% annually, and (iii) the remaining $100 at 15% annually. In addition to interest, the Company may also charge a service charge of 240% annually. The maximum combined allowable interest and service charges for the various loan amounts under the Indiana statute are as follows:

Maximum Allowable      Annual
 Amount Financed    Percentage
  Per Pawn Loan        Rate
-----------------   ----------
      $1 to $1020      276%
  $1021 to $3,400      261%
    $3,401 and up      255%

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

NEVADA REGULATIONS

In Nevada, all pawn loans must be held for redemption for at least 120 days after the date the loan is made. A pawnbroker may charge interest at the rate of 10% per month for money loaned on personal property received. In addition, the pawnbroker may collect an initial set up fee of $5.00. Property received in pledge may not be removed from the pawnshop until after the receipt of the property is reported to the sheriff or chief of police, unless redeemed by the owner.

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

FIREARMS REGULATIONS

With respect to firearm sales, each pawnshop must comply with the regulations issued by the Bureau of Alcohol, Tobacco, and Firearms (the "ATF"). ATF regulations require each pawnshop dealing in firearms to maintain a federal firearms license and a permanent written record of all transactions involving the receipt or disposition of firearms.

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

CREDIT SERVICE ORGANIZATION REGULATIONS

In July 2005, the Company registered as a Credit Service Organization ("CSO") in Texas and began doing business as EZMONEY Loan Services, providing customers fee based advice, assistance, and services in obtaining loans from unaffiliated lenders. CSOs in Texas are required to register with the Texas Office of the Secretary of State pursuant to Chapter 393 of the Texas Finance Code. In order to provide credit services in Texas, the Company registered each location where it offers credit services and posted a surety bond in the amount of $10,000 per location. The Company must renew its CSO registration annually.

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

In Texas, the Company does business with two unaffiliated lenders. The maximum loan currently offered by the unaffiliated lenders is $1,500. The lenders are not required to be licensed and are not regulated by a state agency, provided the interest rate charged on their loans does not exceed 10% annually. The lenders are authorized to charge a late fee for loans past due more than 10 days and an insufficient funds fee; however, the lenders that the Company does business with do not assess late fees. The insufficient funds fee is $30. If a customer defaults on a loan, the letter of credit issued by the Company authorizes the unaffiliated lender to make demand on the Company for payment of the principal, interest, and insufficient funds fee, if any. The Company is obligated to pay the lender on any demand made on the letter of credit pursuant to the terms and conditions set forth in the letter of credit, then may recover those amounts from the borrower.

The Company also offers credit services in ten EZMONEY stores in Florida under a credit services statute similar to Texas. The Florida CSO statute, however, does not require registration or bonds. The Company does business with one lender in Florida. Like Texas, the Florida lender is not required to be licensed or regulated provided the interest rate charged on its loans does not exceed eighteen percent (18%) annually. Currently, the Florida Office of Financial Regulation is reviewing the Company's and other CSO providers' credit service operations.

PAYDAY LOAN REGULATIONS

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

The Colorado maximum payday loan amount is $500, exclusive of the service fee. Colorado law provides for a graduated service fee of 20% of the first $300 and 7.5% of the amount over $300. The loan term may not exceed 40 days, and customers have the right to rescind the loan within one business day after the date the loan was made. By law, the loan cannot be renewed more than once and if it is renewed prior to the maturity date, the Company must refund a prorated portion of the service fee.

Payday loans made by the Company in Oklahoma are regulated by the Oklahoma Department of Consumer Credit (the "ODCC"). The Company's Oklahoma stores making payday loans are required to maintain a deferred deposit lender license issued by the ODCC. The ODCC maintains regulatory and supervisory authority over the Company's payday loan activities. The Company is required to maintain certain records related to its payday loans and include specific information and disclosures in the loan agreement.

The Oklahoma maximum loan amount is $500, exclusive of the service fee. Oklahoma law provides for a service fee of 15% of the first $300 and 10% of the amount over $300. The loan term may not exceed 45 days, and customers have the right to rescind the loan within one business day after the date the loan was made. The loan cannot be renewed. The Company must deliver specific disclosures to the customer related to the customer's rights and responsibilities in the payday loan, as well as submit the customer's application and loan status to a state operated database in order to make certain determinations about outstanding or prior payday loans.

The Company is licensed as a Loan Company by the Wisconsin Department of Financial Institutions. The Company must provide the state with an annual report containing certain business information, and must maintain certain records related to its payday loans. Wisconsin does not specify the maximum loan amount, rate or duration. The Company typically makes loans up to $1,000 for a period of 7 to 23 days, and charges a 22% service fee in Wisconsin. State law requires specific notice to a customer's spouse for every loan made and explicit disclosure of loan terms. The Company does not allow a customer to renew a loan more than four times.

In Utah, the Company's payday loan activities are regulated and supervised by the Department of Financial Institutions. The Company must have and maintain a Check Casher Doing Deferred Presentment Loan license. The Company is required to maintain certain records related to its payday loans and include specific information and disclosures in the loan agreement. Utah does not specify the maximum loan amount, rate or duration. The Company typically makes loans up to $1,000 for a period of 7 to 23 days, and charges a 20% service fee in Utah. Customers have the right to rescind a loan within one business day after the date the loan is made. No loans may be renewed beyond twelve weeks from the original date the loan was made. Prior to maturity, a customer may make partial payments of at least $5.00 without incurring additional charges.

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

- THE COMPANY'S EARNINGS AND FINANCIAL POSITION ARE AFFECTED BY CHANGES IN GOLD VALUES AND THE RESULTING IMPACT ON PAWN LENDING AND JEWELRY SALES; A SIGNIFICANT OR SUDDEN CHANGE IN GOLD VALUES MAY HAVE A MATERIAL IMPACT ON THE COMPANY'S EARNINGS. Pawn service charge, sales proceeds and the Company's ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The Company periodically changes its lending guidelines on jewelry in response to gold values and other market factors, such as competitor loan values. Gold scrapping revenues were $43.1 million and gross profit from gold scrapping was $14.7 million in Fiscal 2006. The impact on the Company's financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated because the market and competitive response to changes in gold values is not known; however, changes in gold values would lead to changes in sales, sales margins, and pawn service charge revenues.

- CHANGES IN LAWS, GOVERNMENTAL RULES OR REGULATIONS APPLICABLE TO THE SPECIALTY FINANCIAL SERVICES INDUSTRY COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S LENDING ACTIVITIES. The Company's lending is subject to extensive regulation and licensing requirements under various federal, state and local laws, ordinances and regulations. Recent legislative action has concentrated on attempts to limit payday loans, including applicable rates, the ability for customers to renew their loans, and the ability to lend to military personnel. The passage of new laws and regulations or changes in existing laws and regulations could have a negative impact on the Company's lending activities, including its ability to provide credit services in Texas, where a majority of the Company's signature loans are made.

THE COMPANY'S CSO REVENUES ARE DEPENDENT UPON UNAFFILIATED LENDERS' ABILITY AND WILLINGNESS TO MAKE LOANS TO THE COMPANY'S CUSTOMERS. The loss of the relationships with its unaffiliated lenders or a decrease in those lenders' ability to lend money could significantly decrease the Company's revenues and earnings.

- ACHIEVEMENT OF THE COMPANY'S GROWTH OBJECTIVES IS DEPENDENT UPON ITS ABILITY TO OPEN AND ACQUIRE NEW STORES. The Company's expansion program is subject to numerous factors that cannot be predicted or controlled, such as identifying acceptable locations or attractive acquisition targets and the Company's ability to attract, train and retain qualified associates.

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

- ONE PERSON HOLDS VOTING CONTROL OF THE COMPANY AND CONTROLS THE OUTCOME OF ALL MATTERS REQUIRING A VOTE OF STOCKHOLDERS, WHICH MAY INFLUENCE THE VALUE OF OUR PUBLICLY TRADED STOCK. Mr. Phillip E. Cohen controls all of the Company's Class B Voting Common Stock. He controls the outcome of all issues requiring a vote of stockholders, including the election of the Company's directors.

- THE COMPANY FACES OTHER RISKS DISCUSSED UNDER QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK IN ITEM 7A OF THIS FORM 10-K.

ITEM 2. PROPERTIES

The typical Company pawnshop is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small retail operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. An EZMONEY signature loan store is designed to resemble a bank interior and offers payday loans or credit services to help a customer obtain short-term signature loans. The typical EZMONEY store is approximately 1,000 to 1,500 square feet and is located in a retail strip center. In some of its pawnshop locations, the Company operates EZMONEY adjoined stores of approximately 300 to 500 square feet, which have a different entrance, signage, decor, and staffing. From the customers' perspective, these are viewed as a separate business. The Company maintains property and general liability insurance for each of its stores. The Company's stores are open six or seven days a week.

As of October 31, 2006, the Company owned the real estate and building for one location containing an EZPAWN and an adjoining EZMONEY, leased 279 locations containing EZPAWNs and 165 adjoining EZMONEYs, and leased 169 EZMONEY locations. In one additional EZMONEY location, the Company leases the land, but owns the portable modular building housing the EZMONEY storefront. The Company also owns the real estate and building for one non-operating location. The Company generally leases facilities for a term of three to fifteen years with one or more options to renew. The Company's existing leases expire on dates ranging between December 14, 2006 and April 30, 2023, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require the Company to maintain the property and pay the cost of insurance and taxes. The Company believes that the termination of any one of its leases would not have a material adverse effect on the Company's operations. The Company's strategy generally is to lease rather than acquire space for its stores unless the Company finds what it believes is a superior location at an attractive price.

Below is a summary of changes in the number of store locations during Fiscal 2004, 2005 and 2006.

                                          Fiscal Year Ended September 30,
                                          -------------------------------
                                                2004   2005   2006
                                                ----   ----   ----
Store count at beginning of fiscal year          284    405    514
New stores opened                                121    110    101
Acquired stores                                   --     --      3
Stores closed or consolidated                     --     (1)    (4)
                                                 ---    ---    ---
Store count at end of fiscal year                405    514    614
                                                 ===    ===    ===

Included in the new stores opened in 2004, 2005 and 2006 are 93, 63 and 7 EZMONEY stores adjoining existing pawnshop locations. All other new stores are separate EZMONEY locations. The Company also acquired three pawn stores during Fiscal 2006.

On an ongoing basis, the Company may close or consolidate under-performing store locations. In Fiscal 2005, the Company closed one EZMONEY store. In Fiscal 2006, the Company closed one EZMONEY store and one EZPAWN store, and consolidated two existing EZPAWN stores into two newly acquired stores.

The following table presents the number of locations serving each metropolitan area or region (as defined by the Company) as of October 31, 2006:

                                EZPAWN     EZMONEY
                              Stores in   Stores in
Region/Area                   Each Area   Each Area
-----------                   ---------   ---------
Texas:
   Houston                        60          84
   Dallas / Ft. Worth             17          60
   San Antonio                    21          26
   West and Southwest             19          16
   Valley                         20           8
   Austin Area                     7          21
   Central                        10           7
   Panhandle                       9           6
   Corpus Christi                  8           6
   Laredo Area                    11           2
                                 ---         ---
      Total Texas                182         236
Colorado:
   Denver Area                    17          33
   Colorado Springs Area           7          10
   Other Areas                    --           2
                                 ---         ---
      Total Colorado              24          45
Oklahoma:
   Tulsa Area                     10           3
   Oklahoma City Area              9           3
   Other Areas                     1          --
                                 ---         ---
      Total Oklahoma              20           6
Florida:
   Tampa                           9           6
   Orlando                         8           2
   Other Areas                     1           2
                                 ---         ---
      Total Florida               18          10
Wisconsin:
   Madison                        --           5
   Milwaukee                      --           5
   Central                        --           5
   Other Areas                    --           6
                                 ---         ---
      Total Wisconsin             --          21
Utah:
   Salt Lake City                 --          11
   Provo                          --           5
   Other Areas                    --           1
                                 ---         ---
      Total Utah                  --          17

                                EZPAWN     EZMONEY
                              Stores in   Stores in
Region/Area                   Each Area   Each Area
-----------                   ---------   ---------
Indiana:
   Indianapolis                   15          --
                                 ---         ---
      Total Indiana               15          --
Alabama:
   Birmingham Area                 5          --
   Other Areas                     2           1
                                 ---         ---
      Total Alabama                7           1
Nevada:
   Las Vegas                       4          --
                                 ---         ---
      Total Nevada                 4          --
Tennessee:
   Memphis                         3          --
                                 ---         ---
      Total Tennessee              3          --
Louisiana:
   New Orleans Area                2          --
   Other Areas                     1          --
                                 ---         ---
      Total Louisiana              3          --
Mississippi:
   Jackson                         2          --
   Other Areas                     1          --
                                 ---         ---
      Total Mississippi            3          --
Arkansas:
   West Helena                     1          --
                                 ---         ---
      Total Arkansas               1          --
                                 ---         ---
      Total Company              280         336
                                 ===         ===

In addition to its store locations, the Company leases its 27,400 square foot corporate office and 8,100 square foot facility for its jewelry processing center and payday loan collections center located in Austin, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 2006, the sole owner of the Company's Class B Voting Common Stock signed a unanimous written consent approving the Board of Directors' proposed three-for-one common stock split and the related amendment to the Company's Certificate of Incorporation increasing the Company's authorized common shares. The amendment increased the authorized Class A Non-voting Common Stock to fifty million shares, and the authorized Class B Voting Common Stock to three million shares.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 27, 1991, the Company's Class A Non-voting Common Stock ("Class A Common Stock") has traded on The NASDAQ Stock Market under the symbol EZPW. As of October 31, 2006, there were 111 stockholders of record of the Company's Class A Common Stock. There is no trading market for the Company's Class B Voting Common Stock ("Class B Common Stock"), which was held by one stockholder as of October 31, 2006.

On November 3, 2006, the Board of Directors declared a three-for-one stock split of the Company's two classes of common stock to shareholders of record as of November 27, 2006, to be distributed on December 11, 2006. All share and price per share amounts have been adjusted retroactively to reflect the effect of this stock split throughout this annual report on Form 10-K.

The high and low per share closing price for the Company's Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

                                                          High      Low
                                                         ------   ------
Fiscal 2005:
               First quarter ended December 31, 2004     $ 5.14   $ 2.49
               Second quarter ended March 31, 2005         7.23     4.22
               Third quarter ended June 30, 2005           5.38     3.12
               Fourth quarter ended September 30, 2005     6.38     3.62

Fiscal 2006:
               First quarter ended December 31, 2005     $ 5.63   $ 4.62
               Second quarter ended March 31, 2006         9.84     5.24
               Third quarter ended June 30, 2006          13.11     9.29
               Fourth quarter ended September 30, 2006    14.52    11.66

On October 31, 2006, the Company's Class A Common Stock closed at $15.06 per share.

During the past three fiscal years, no dividends have been declared or paid. Under the terms of the Company's amended and restated credit agreement, which matures October 1, 2009, payment of dividends is allowed but restricted. Should dividends be paid in the future, the Company's certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on the Class A Common Stock and the Class B Common Stock.

Any interested party may request a copy of this Annual Report on Form 10-K or of the Company's Code of Conduct and Ethics free of charge by submitting a written request to EZCORP, Inc., Investor Relations, 1901 Capital Parkway, Austin, Texas 78746. The Code of Conduct and Ethics also may be obtained from the Company's website at www.ezcorp.com.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements of the Company and accompanying notes included elsewhere in this Form 10-K:

                             SELECTED FINANCIAL DATA

                                                                                   Fiscal Years Ended September 30,
                                                                         ----------------------------------------------------
                                                                           2002       2003       2004       2005       2006
                                                                         --------   --------   --------   --------   --------
                                                                               (Amounts in thousands, except per share
                                                                                          and store figures)
                                                                            (a)
Operating Data:
Sales                                                                    $131,046   $134,591   $143,472   $148,410   $177,424
Pawn service charges                                                       56,676     58,175     59,090     62,274     65,325
Payday loan service charges                                                 8,251     12,538     23,874     28,954      5,389
Credit service fees                                                            --         --         --     13,246     66,451
Other                                                                         925      1,045      1,361      1,275      1,263
                                                                         --------   --------   --------   --------   --------
Total revenues                                                            196,898    206,349    227,797    254,159    315,852
Cost of goods sold                                                         84,936     86,100     88,202     90,678    106,873
                                                                         --------   --------   --------   --------   --------
Net revenues                                                              111,962    120,249    139,595    163,481    208,979
Store operating expenses                                                   74,325     80,688     86,862     95,876    111,110
Payday loan bad debt and other direct transaction expenses                  3,940      4,685      9,103      7,808      2,525
Credit service bad debt and other direct transaction expenses                  --         --         --      6,395     16,000
Corporate administrative expenses                                          15,619     17,008     21,845     23,067     27,749
Depreciation and amortization                                              10,087      8,775      7,512      8,104      8,610
Interest expense (income), net                                              4,770      2,006      1,528      1,275        (79)
Equity in net income of unconsolidated affiliate                             (604)    (1,412)    (1,739)    (2,173)    (2,433)
(Gain) loss on sale of assets                                                 327        170          3         79         (7)
Impairment of investment                                                       --      1,100         --         --         --
                                                                         --------   --------   --------   --------   --------
Income before income taxes and cumulative effect of adopting a new
   accounting principle                                                     3,498      7,229     14,481     23,050     45,504
Income tax expense (benefit)                                                1,294     (1,170)     5,358      8,298     16,245
                                                                         --------   --------   --------   --------   --------
Income before cumulative effect of adopting a new accounting principle      2,204      8,399      9,123     14,752     29,259
Cumulative effect of adopting a new accounting principle, net of tax           --     (8,037)        --         --         --
                                                                         --------   --------   --------   --------   --------
Net income                                                               $  2,204   $    362   $  9,123   $ 14,752   $ 29,259
                                                                         ========   ========   ========   ========   ========
Earnings per common share, diluted (b)                                   $   0.06   $   0.01   $   0.23   $   0.36   $   0.69
   Cash dividends per common share                                       $     --   $     --   $     --   $     --   $     --
   Weighted average common shares and share equivalents, diluted (b)       36,876     37,656     39,366     40,722     42,264
Stores operated at end of period                                              280        284        405        514        614

(a) Beginning in Fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, which ceased amortization of certain indefinite lived intangible assets. Amortization expense and equity in net income of affiliate before Fiscal 2003 are stated on the historical accounting method, and are not directly comparable to Fiscal 2003 through Fiscal 2006 amounts.

(b) On November 3, 2006, the Board of Directors declared a three-for-one stock split of the Company's two classes of common stock to shareholders of record as of November 27, 2006, to be distributed on December 11, 2006. All share and price per share amounts have been adjusted retroactively to reflect the effect of this stock split.

                                           September 30,
                       ----------------------------------------------------
                         2002       2003       2004       2005       2006
                       --------   --------   --------   --------   --------
                                          (in thousands)
BALANCE SHEET DATA:
Pawn loans             $ 49,248   $ 47,955   $ 49,078   $ 52,864   $ 50,304
Payday loans              2,326      3,630      7,292      1,634      2,443
Inventory                32,097     29,755     30,636     30,293     35,616
Working capital          86,425     90,885     93,062     92,954    117,539
Total assets            165,970    153,690    164,322    165,448    197,858
Long-term debt           42,245     31,000     25,000      7,000         --
Stockholders' equity    104,544    105,478    116,729    133,543    170,140

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis compares the results of operations for the 12-month periods ended September 30, 2004, 2005 and 2006 ("Fiscal 2004", "Fiscal 2005" and "Fiscal 2006"). The discussion should be read in conjunction with, and is qualified in its entirety by the accompanying consolidated financial statements and related notes.

On November 3, 2006, the Board of Directors declared a three-for-one stock split of the Company's two classes of common stock to shareholders of record as of November 27, 2006, to be distributed on December 11, 2006. All share and price per share amounts have been adjusted retroactively to reflect the effect of this stock split throughout this annual report on Form 10-K.

                             SUMMARY FINANCIAL DATA

                                                                Fiscal Years Ended September 30,
                                                                --------------------------------
                                                                   2004       2005        2006
                                                                 --------   --------   ---------
                                                                  (Dollars in thousands, except
                                                                          as indicated)
NET REVENUES:
   Sales                                                         $143,472   $148,410   $177,424
   Pawn service charges                                            59,090     62,274     65,325
   Payday loan service charges                                     23,874     28,954      5,389
   Credit service fees                                                 --     13,246     66,451
   Other                                                            1,361      1,275      1,263
                                                                 --------   --------   --------
         Total revenues                                           227,797    254,159    315,852
   Cost of goods sold                                              88,202     90,678    106,873
                                                                 --------   --------   --------
         Net revenues                                            $139,595   $163,481   $208,979
                                                                 ========   ========   ========
NET INCOME                                                       $  9,123   $ 14,752   $ 29,259
                                                                 ========   ========   ========
OTHER DATA:
      Gross margin on sales                                          38.5%      38.9%      39.8%
      Average annual inventory turnover                               2.8x       3.0x       3.2x
      Average inventory per pawn location at year end            $    109   $    108   $    127
      Average pawn loan balance per pawn location at year end    $    175   $    189   $    180
      Average pawn loan at year end (whole dollars)              $     70   $     76   $     86
      Average yield on pawn loan portfolio                            126%       133%       139%
      Pawn loan redemption rate                                        76%        77%        76%
      Signature loan bad debt as a percent of signature loan
         revenues (a)                                                  34%        31%        25%

(a) Signature loans include payday loans (included in the Company's balance sheet) and loans coordinated through the Company's credit services (excluded from the Company's balance sheet).

                                                          Fiscal Years Ended September 30,
                                                          --------------------------------
                                                                 2004   2005   2006
                                                                 ----   ----   ----
EXPENSES AND INCOME AS A PERCENTAGE OF NET REVENUE (%):
   Store operating                                               62.2   58.6   53.2
   Payday loan bad debt & other direct expenses                   6.5    4.8    1.2
   Credit service bad debt & other direct expenses                 --    3.9    7.7
   Administrative                                                15.6   14.1   13.3
   Depreciation and amortization                                  5.4    5.0    4.1
   Interest, net                                                  1.1    0.8    0.0
   Income before income taxes                                    10.4   14.1   21.8
   Net income                                                     6.5    9.0   14.0

STORES IN OPERATION:
   Beginning of year                                              284    405    514
   New openings                                                   121    110    101
   Acquired                                                        --     --      3
   Sold, combined, or closed                                       --     (1)    (4)
                                                                 ----   ----   ----
   End of year                                                    405    514    614
                                                                 ====   ====   ====
   Average number of locations during the year                    337    462    545

COMPOSITION OF ENDING STORES:
   EZPAWN locations                                               280    280    280
   EZMONEY signature loan locations adjoining EZPAWNs              95    158    165
   EZMONEY signature loan locations - free standing                30     76    169
                                                                 ----   ----   ----
   Total stores in operation                                      405    514    614
                                                                 ====   ====   ====
   EZPAWN locations offering signature loans                      162     98     82
   Total locations offering signature loans                       287    332    416

EFFECT OF ADOPTING A NEW ACCOUNTING PRINCIPLE FOR SHARE-BASED COMPENSATION

Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations for only restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-based Payment," using the modified prospective transition method, as more fully described in Note I of the financial statements included in this report. In accordance with the modified prospective transition provisions, results for prior periods have not been restated. The Company's net income includes the following compensation costs related to our share-based compensation arrangements:

                                    Years Ended September 30,
                                    -------------------------
                                      2004    2005    2006
                                     -----   -----   ------
                                          (in thousands)
Gross compensation costs
   Stock options                     $  --   $  --   $1,321
   Restricted stock                    538     588       76
                                     -----   -----   ------
   Total gross compensation costs      538     588    1,397

Income tax benefits
   Stock options                        --      --     (154)
   Restricted stock                   (188)   (206)     (26)
                                     -----   -----   ------
   Total income tax benefits          (188)   (206)    (180)
                                     -----   -----   ------
Net compensation expense             $ 350   $ 382   $1,217
                                     =====   =====   ======

At September 30, 2006, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $2.3 million. The weighted average period over which these costs will be amortized is 2 years.

GENERAL

The Company is primarily a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. In 280 EZPAWN locations open September 30, 2006, the Company offers non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, the Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. In 334 EZMONEY stores and 82 EZPAWN locations open September 30, 2006, the Company offers short-term non-collateralized loans, often called payday loans, or fee based credit services to customers seeking loans (collectively, "signature loans").

The income earned on pawn lending is pawn service charge revenue. While allowable service charges vary by state and loan size, a majority of the Company's loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. The Company's average pawn loan amount typically ranges between $80 and $85 but varies depending on the valuation of each item pawned. The total loan term, consisting of the primary term and grace period, ranges between 60 and 120 days.

The Company began reducing the total loan term on pawn loans from 90 days to 60 days in 67 of its pawn locations in August 2005 and another 148 in November 2005. Forty-three locations had previously made the change. The Company believes this change reduced its pawn portfolio approximately 15% for the loans in these stores that were between 60 and 90 days old, with very little or no impact on earned pawn service charge revenues. This change also created a one-time doubling of forfeitures as loans made 90 and 60 days earlier simultaneously forfeited for a 30-day period, resulting in a higher level of inventory available for sale (beginning inventory plus forfeitures and purchases). In the 67 stores converted in August 2005, the Company experienced this doubling of forfeitures as loans matured in the first quarter of Fiscal 2006. In the 148 stores converted in November 2005, the Company experienced this doubling of forfeitures as loans matured during the second quarter of Fiscal 2006. As a result, inventory available for sale increased over the prior year period 11% and 16% for the December and March quarters.

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

On July 15, 2005, the EZMONEY stores located in Texas ceased marketing payday loans and began providing fee-based credit services to consumers in obtaining loans from unaffiliated lenders. At September 30, 2006, 245 of the Company's 334 EZMONEY stores and 51 of its 280 pawn stores offered credit services. The Company does not participate in the loans made by the lenders, but typically earns a fee of 20% of the loan amount for assisting the customer in obtaining credit and by enhancing the borrower's creditworthiness through the issuance of a letter of credit. The average loan obtained by the Company's credit service customers is approximately $470 and the term is generally less than 30 days, averaging about 17 days.

The Company earns payday loan service charge revenue on its payday loans. In 120 of its locations, the Company makes payday loans subject to state law. The average payday loan amount is approximately $385 and the term is generally less than 30 days, averaging about 21 days. The Company typically charges a fee of $15 to $22 per $100 loaned for a 7 to 27-day period. Through December 2005, the Company also marketed and serviced payday loans made by County Bank of Rehoboth Beach ("County Bank"), a federally insured Delaware bank in some of its locations. After origination of the loans, the Company could purchase a 90% participation in the loans made by County Bank and marketed by the Company. As of December 31, 2005, County Bank discontinued its payday loan program. Most of the locations previously marketing County Bank loans now provide credit services to consumers in obtaining loans from unaffiliated lenders.

In Fiscal 2006, the Company's net income improved to $29.3 million compared to $14.8 million in Fiscal 2005. Contributing to the earnings growth was an improvement in the gross profit on sales, the significant growth in the Company's signature loan business, and the improvement in its pawn loan yield. Partially offsetting these factors was the incremental operating costs at the 101 new EZMONEY stores, a full year of expenses at the 110 EZMONEY stores opened in Fiscal 2005, and an increase in administrative expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on signature loans, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, observable trends and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.

Management believes the following critical accounting policies and estimates could have a significant impact on its results of operations. Readers should refer to Note A of the Company's consolidated financial statements for a more complete review of the Company's other accounting policies and estimates used in the preparation of its consolidated financial statements.

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of uncollectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans in its ending portfolio. Unexpected variations in any of these factors could change the Company's estimate of collectible loans, affecting the Company's earnings and financial condition. In Fiscal 2006, 101.9% ($66.6 million) of recorded pawn service charge revenue was collected in cash, offset by 1.9% ($1.3 million) from a decrease in accrued pawn service charges receivable. The decrease in ending accrued pawn service charges receivable was due primarily to the shorter loan term offered in 215 pawn stores, as discussed above.

PAYDAY LOAN REVENUE RECOGNITION: Payday loans and related service charges reported in the Company's consolidated financial statements reflect only the Company's participation interest in these loans. The Company accrues service charges on the percentage of loans the Company deems to be collectible using the interest method. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default and increase service charge revenue upon subsequent collection. In Fiscal 2006, 97.1% ($5.2 million) of recorded payday loan service charge revenue was collected in cash, and 2.9% ($0.2 million) resulted from an increase in accrued payday loan service charges receivable.

PAYDAY LOAN BAD DEBT: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges the loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan bad debt, included in payday loan bad debt and direct transaction expenses, was $6.6 million and $2.2 million in Fiscal 2005 and Fiscal 2006, representing 23% and 41% of payday loan service charges. Excluding the benefit of a $0.9 million sale of older bad debt in December 2004, bad debt for Fiscal 2005 was $7.5 million, or 26.0% of service charges in Fiscal 2005.

PAYDAY LOAN ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses on active payday loans and related service charges receivable, based on recent loan default experience and expected seasonal variations. The accuracy of the Company's allowance estimate is dependent upon several factors, including its ability to predict future default rates based on historical trends and expected future events. Actual loan losses could vary from those estimated due to variance in any of these factors. Changes in the principal valuation allowance are charged to bad debt expense in the Company's statement of operations. Changes in the service charge receivable valuation allowance are charged to payday loan service charge revenue. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance. The Company believes it effectively manages these risks through its underwriting criteria and closely monitoring the performance of the portfolio. At September 30, 2006, the allowance for losses on payday loans was $0.2 million, representing 42% of payday loan fees receivable.

CREDIT SERVICE REVENUE RECOGNITION: The Company earns credit service fees when it assists customers in obtaining a loan from unaffiliated lenders. The Company accrues credit service fees on the percentage of fees the Company expects to collect. Accrued fees related to defaulted loans are deducted from credit service fee revenue upon loan default and increase credit service fee revenue upon subsequent collection. In Fiscal 2006, 98.6% ($65.5 million) of recorded credit service fee revenue was collected in cash, and 1.4% ($0.9 million) resulted from an increase in accrued credit service fees receivable.

CREDIT SERVICE BAD DEBT: As part of its credit services, the Company issues a letter of credit to enhance the creditworthiness of the Company's customers seeking loans from unaffiliated lenders. The letter of credit assures the lenders that if the borrower defaults on the loan, the Company will pay the lender the principal and accrued interest owed it by the borrower, plus any insufficient funds fee, all of which the Company records as bad debt and then attempts to collect from the borrower. Upon demand, the Company pays all amounts due under the related letter of credit if the loan has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, the Company charges those amounts to bad debt upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. The Company's credit service bad debt, included in credit service bad debt and direct transaction expenses, was $6.4 million and $15.7 million in Fiscal 2005 and Fiscal 2006, representing 48% and 24% of credit service fee revenues.

CREDIT SERVICE ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses it expects to incur under letters of credit for loans that are active at period-end but have not yet matured. Its allowance is based on recent loan default experience and expected seasonal variations, and includes all amounts it expects to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts it expects to subsequently collect from borrowers ("Expected LOC Losses"). Changes in the valuation allowance are charged to credit service bad debt expense in the Company's statement of operations. At September 30, 2006, the allowance for Expected LOC Losses was $0.9 million, or 22% of gross credit service fees receivable.

Based on the same expected loss and collection percentages, the Company also provides an allowance for its credit service fees it expects not to collect and charges changes in the credit service fee receivable valuation allowance to credit service fee revenue. At September 30, 2006, this reserve amounted to $0.2 million, or 5% of gross credit service fees receivable.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2006, the valuation allowance deducted from the carrying value of inventory was $2.8 million, or 7.3% of gross inventory. Changes in the inventory valuation allowance are recorded as cost of goods sold. The accuracy of the Company's inventory allowance is dependent on its ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold values could increase or decrease the Company's inventory allowance.

INCOME TAXES: As part of the process of preparing the consolidated financial statements, the Company estimates income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood the deferred tax assets will be recovered from future taxable income. At September 30, 2006, the Company determined it was unlikely to utilize a capital loss carry-forward scheduled to expire in 2009, and recorded a $0.4 million full valuation allowance against the related deferred tax asset. This was charged to the income tax provision in Fiscal 2006. In the event the Company were to determine that it would not be able to realize all or part of its remaining net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it will be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to the valuation allowance would increase income in the period such determination was made. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. At September 30, 2006, the Company's valuation allowance was $0.4 million. The Company had no deferred tax asset valuation allowance at September 30, 2005.

SHARE-BASED COMPENSATION: Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations only for restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), as described in Note I, "Common Stock, Warrants, Options, and Share-based Compensation."

Certain prior year balances have been reclassified to conform to the Fiscal 2006 presentation.

RESULTS OF OPERATIONS

FISCAL 2006 COMPARED TO FISCAL 2005

The Company's Fiscal 2006 pawn service charge revenue increased 4.9%, or $3.1 million from Fiscal 2005 to $65.3 million. The growth was due to an improvement in loan yields to 139% from 133% in Fiscal 2005, and a 0.4% higher average outstanding pawn loan balance in Fiscal 2006. During the last eighteen months, the Company raised its loan values on gold jewelry in response to an increase in gold market values and similar changes by its competitors. This contributed approximately $2.2 million to the increase in pawn service charges in Fiscal 2006. Although the average pawn loan balance was higher, the ending pawn loan balance was 4.8% lower than at September 30, 2005. The lower ending pawn portfolio and accrued pawn service charges receivable resulted largely from the Fiscal 2006 conversion of 215 pawn stores from offering 90-day loan terms to offering 60-day loan terms, as discussed above.

Fiscal 2006 sales increased $29.0 million from Fiscal 2005 to $177.4 million. The increase was due to a $14.7 million increase in same store merchandise sales and a $13.6 million increase in jewelry scrapping, driven by an increase in gold prices and in the amount of gold scrapped. The increase in merchandise sales is largely due to 18% higher levels of inventory available for sale (beginning inventory plus loan forfeitures and purchases) during Fiscal 2006 compared to Fiscal 2005. As described above, 215 stores shortened their pawn loan term from 90 days to 60 days in Fiscal 2006. This created a one-time doubling of pawn loan forfeitures for a thirty-day period in the affected stores. This doubling of loan forfeitures and a higher average pawn loan balance produced the higher levels of inventory available for sale. Below is a summary of Fiscal 2005 and 2006 sales and margins:

                                          Fiscal Year Ended September 30,
                                          -------------------------------
                                                   2005     2006
                                                  ------   ------
                                               (Dollars in millions)
Merchandise sales                                 $119.0   $134.3
Jewelry scrapping sales                             29.4     43.1
                                                  ------   ------
Total sales                                        148.4    177.4

Gross profit on merchandise sales                 $ 50.3   $ 55.9
Gross profit on jewelry scrapping sales              7.5     14.7

Gross margin on merchandise sales                   42.3%    41.6%
Gross margin on jewelry scrapping sales             25.3%    34.1%
Overall gross margin                                38.9%    39.8%

Fiscal 2006 overall gross margins on sales improved 0.9 of a percentage point from Fiscal 2005 to 39.8%. This resulted primarily from an 8.8 percentage point improvement in margins on jewelry scrapping sales, offset by a 0.7 percentage point decrease in margins on merchandise sales. Included in the Fiscal 2006 cost of goods sold is a $1.0 million increase in the inventory valuation allowance, compared to a $0.3 million increase in Fiscal 2005. Absent this change, gross margins on merchandise sales decreased 0.2 of a percentage point from Fiscal 2005 to 42.1%. Inventory shrinkage, included in cost of goods sold, improved to 1.3% of merchandise sales in Fiscal 2006 compared to 1.5% in Fiscal 2005.

In Fiscal 2006, the Company raised its retail prices on gold jewelry in response to higher gold values. The Company also increased the amount paid to purchase jewelry from customers and loaned on jewelry, increasing the cost of these items. The net effect increased gross profit on merchandise sales approximately $0.9 million and jewelry scrapping sales approximately $8.0 million. The increase in gross profit from jewelry scrapping sales was further improved by scrapping 9% more volume in Fiscal 2006 compared to Fiscal 2005, partially offset by other increases in the cost of scrapped gold. Future fluctuations in gold prices would have an immediate and direct impact on the proceeds of scrapped jewelry. In response to these fluctuations, the Company may adjust the amount it lends on jewelry, as it did in Fiscal 2006, which would ultimately impact the cost of inventory sold and sales margins.

Signature loan data (combined payday loan and credit service activities) are as follows:

                                                                        Fiscal Year Ended September 30,
                                                                        -------------------------------
                                                                                2005       2006
                                                                              --------   --------
                                                                             (Dollars in millions)
Service charge revenue                                                         $  42.2   $  71.8
Bad debt:
   Net defaults, including interest on brokered loans                            (12.6)    (17.1)
   Change in valuation allowance                                                  (1.1)      0.5
   Sale of older bad debt (c)                                                      1.0        --
   Other related costs, net of insufficient funds fees collected                  (0.3)     (1.3)
                                                                               -------   --------
      Net bad debt                                                               (13.0)    (17.9)
Direct transaction expenses                                                       (1.2)     (0.6)
Operating expenses at EZMONEY stores                                             (15.6)    (27.0)
Depreciation and amortization at EZMONEY stores                                   (0.6)     (1.3)
Collection and call center costs (included in administrative expense)             (1.5)     (1.5)
                                                                               -------   --------
Contribution to operating income                                               $  10.3   $  23.5
                                                                               =======   ========
Average signature loan balance outstanding during year (a)                     $  10.1   $ $16.4
Signature loan balance at end of year (a)                                      $  15.9      20.7
Participating locations at end of year, including call center (whole
   numbers)                                                                        333       416
Signature loan bad debt, as a percent of service charge revenue                     31%       25%
Signature loan bad debt, excluding sale of older bad debt, as a
   percent of service charge revenue (c)                                            33%       25%
Direct transaction expenses, as a percent of service charge revenue                  3%        1%
Net default rate (a) (b)                                                           5.0%      4.7%
Net default rate, excluding sale of older bad debt (a) (b) (c)                     5.4%      4.7%

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

Signature loan service charge revenue increased 70% from Fiscal 2005 primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. Signature loan bad debt has improved eight percentage points to 25% of related service charges, compared to Fiscal 2005 excluding the sale of older bad debt. In December 2004, the Company sold its older bad debt (originated between fiscal 2001 and fiscal 2004) to an outside agency for net proceeds of approximately $0.9 million. Including the benefit of this sale, signature loan bad debt was 31% of related revenues in Fiscal 2005. Generally on a weekly basis, the Company now sells bad debt as it ages beyond 80 days, except defaulted loans on current payment plans. The Company believes that, in today's market, selling this debt is more efficient than other alternatives.

As a percent of related service charges, the Company's bad debt on CSO activities improved to 24% of related service charges in Fiscal 2006 compared to 48% in Fiscal 2005. To transition customers from County Bank loans to credit services in the last quarter of Fiscal 2005, the Company relaxed its underwriting criteria during the transitional period. In doing so, the Company enjoyed a significant increase in credit services volume, but did experience an increase in the losses on its letters of credit obligations as compared to its bad debt on payday loans. The Fiscal 2006 improvement was a result of subsequent modifications the Company made to its underwriting for the credit services.

Payday loan bad debt increased from 23% of related fees in Fiscal 2005 to 41% in Fiscal 2006. Excluding the benefit of the $0.9 million sale of older bad debt in December 2004, bad debt for Fiscal 2005 was 26% of services charges in Fiscal 2005. Many of the stores that converted to offering credit services in July 2005 had lower bad debt in relation to their fees than those that did not convert, increasing the bad debt ratio for the remaining stores offering payday loans. The Company's Fiscal 2006 payday loan growth was also primarily in states with lower fees than the average store offering payday loans in Fiscal 2005, which increased bad debt measured as a percent of fees.

Signature loan direct transaction expenses improved to 1% of related revenues, from 3% in Fiscal 2005. The higher transaction expenses in Fiscal 2005 related primarily to loans offered by County Bank, which the Company no longer markets.

The Company provides a valuation allowance for expected losses on signature loans and the related fees receivable. Due to the short-term nature of these loans, the Company uses recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At September 30, 2006, the valuation allowance was 28% of signature loan gross fees receivable, (5.0% of signature loan principal and fees receivable), compared to 51% of signature loan fees receivable (9.4% of the outstanding signature loan principal and fees receivable) at September 30, 2005.

Operations expense improved to 53.2% of net revenues ($111.1 million) in Fiscal 2006 from 58.6% of net revenue ($95.9 million) in Fiscal 2005. Of the total dollar increase of $15.2 million, $11.4 million related to the growth in EZMONEY stores. These increases were comprised mostly of additional labor, rent, and other increases from new stores. Included in the Fiscal 2005 amount is a one-time cost of $0.6 million related directly to the conversion of stores from offering payday loans to offering credit services. Pawn operating expenses also increased approximately $3.8 million, primarily from labor.

Administrative expenses in Fiscal 2006 were $27.7 million compared to $23.1 million in Fiscal 2005, a decrease of 0.8 of a percentage point to 13.3% when measured as a percent of net revenue. The dollar increase was due primarily to a $2.0 million increase in administrative labor and benefits and a $1.4 million increase in stock compensation recognized as a result of adopting SFAS No. 123(R), as described above. Effective October 2, 2006, the Company granted a total of 1,757,250 restricted shares, vesting over the next ten years, to its Chairman, Chief Executive Officer, and other employees. Related to this grant, the Company expects to recognize administrative expense of $1.9 million in the year ending September 30, 2007.

Depreciation and amortization expense was $8.6 million in Fiscal 2006, compared to $8.1 million in Fiscal 2005. Depreciation on assets placed in service, primarily related to new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired in the period.

The Company had net interest income of $0.1 million in Fiscal 2006, compared to net interest expense of $1.3 million in Fiscal 2005. The Company had an average outstanding debt balance of $1.6 million and an average cash balance of $17.5 million in Fiscal 2006, compared to an average debt balance of $17.0 million and an average cash balance of $2.9 million in the prior year period. The Company's earnings on its invested cash balance in Fiscal 2006 more than offset the interest and line of credit commitment fees paid in the period. The liquidity changes were funded primarily by cash flow from operations after funding all investment activity.

The Fiscal 2006 income tax expense was $16.2 million, or 35.7% of pre-tax income, compared to $8.3 million, or 36% of pre-tax income in Fiscal 2005. The decrease in the Fiscal 2006 effective tax rate is primarily due to a $0.7 million reduction in accrued state income taxes following a legislative change. Partially offsetting this was a $0.3 million tax increase related to non-deductible stock compensation and a $0.4 million valuation allowance placed on a capital loss carry-forward.

Operating income for Fiscal 2006 improved $20.8 million over Fiscal 2005 to $43.0 million. The $12.8 million improvement in gross profit on sales, $13.2 million increased contribution from signature loans, and $3.1 million increase in pawn service charges account for most of the improvement. These improvements were partially offset by the $4.7 million increase in administrative expenses and $3.8 million increase in pawn operating expenses.

After a $1.4 million improvement in net interest and other smaller items, income before income taxes grew to $45.5 million from $23.1 million in Fiscal 2005. After income taxes, net income improved from $14.8 million in Fiscal 2005 to $29.3 million in Fiscal 2006.

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

Fiscal 2005 sales increased $4.9 million from Fiscal 2004 to $148.4 million. The increase was due to a $2.8 million increase in jewelry scrapping and a $2.1 million increase in same store merchandise sales. Below is a summary of Fiscal 2004 and 2005 sales and margins:

                                          Fiscal Year Ended September 30,
                                          -------------------------------
                                                   2004     2005
                                                  ------   ------
                                               (Dollars in millions)
Merchandise sales                                 $116.8   $119.0
Jewelry scrapping sales                             26.7     29.4
                                                  ------   ------
Total sales                                        143.5    148.4

Gross profit on merchandise sales                 $ 49.1   $ 50.3
Gross profit on jewelry scrapping sales              6.1      7.5

Gross margin on merchandise sales                   42.1%    42.3%
Gross margin on jewelry scrapping sales             23.0%    25.3%
Overall gross margin                                38.5%    38.9%

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

The Company opened 121 EZMONEY signature loan stores in Fiscal 2004, and another 110 in Fiscal 2005. One EZMONEY location was closed in Fiscal 2005. Signature loan data (combined payday loan and credit service activities) are as follows for Fiscal 2004 and 2005:

                                                                                Fiscal Year Ended September 30,
                                                                                -------------------------------
                                                                                         2004      2005
                                                                                       -------   --------
                                                                                     (Dollars in millions)
Service charge revenue                                                                 $  23.9   $   42.2
Bad debt:
   Net defaults, including interest on brokered loans                                     (8.0)     (12.6)
   Change in valuation allowance                                                          (0.3)      (1.1)
   Sale of older bad debt (c)                                                               --        1.0
   Other related costs, net of insufficient funds fees collected                           0.2       (0.3)
                                                                                       -------   --------
      Net bad debt                                                                        (8.1)     (13.0)
Direct transaction expenses                                                               (1.0)      (1.2)
Operating expenses at EZMONEY stores                                                      (4.3)     (15.6)
Depreciation and amortization at EZMONEY stores                                           (0.2)      (0.6)
Collection and call center costs (included in administrative expense)                     (0.8)      (1.5)
                                                                                       -------   --------
Contribution to operating income                                                       $   9.5   $   10.3
                                                                                       =======   ========
Average signature loan balance outstanding during year (a)                             $   5.6   $   10.1
Signature loan balance at end of year (a)                                              $   7.3   $   15.9
Participating locations at end of year, including call center (whole numbers)              288        333
Signature loan bad debt, as a percent of service charge revenue                             34%        31%
Signature loan bad debt, excluding sale of older bad debt, as a percent of
   service charge revenue (c)                                                               34%        33%
Direct transaction expenses, as a percent of service charge revenue                          4%         3%
Net default rate (a) (b)                                                                   5.9%       5.0%
Net default rate, excluding sale of older bad debt (a) (b) (c)                             5.9%       5.4%

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

Signature loan service charge revenue increased from Fiscal 2004 primarily due to higher average loan balances at existing stores and the addition of new EZMONEY stores. Although signature loan bad debt improved three percentage points as a percent of related service charges, it increased $4.9 million in Fiscal 2005 due to the increased volume of signature loans. As a percent of related service charges, the Company's bad debt on payday loans decreased from 34% in Fiscal 2004 to 23% in Fiscal 2005, but bad debt on CSO activities was 48% of related service charges. To transition customers from County Bank loans to credit services, the Company relaxed its underwriting criteria during the transitional period. In doing so, the Company enjoyed a significant increase in credit services volume, but did experience an increase in the losses on its letter of credit obligations as compared to its bad debt on payday loans.

The Company provides a valuation allowance on payday loan principal and fees receivable. Due to the short-term nature of these loans, the Company used recent net default rates and anticipated seasonal changes in the default rate as the basis for its valuation allowance. At September 30, 2005, the valuation allowance was 55% of gross payday loan fees receivable, or 7.8% of gross payday loan principal and fees receivable.

Store operating expenses increased to $95.9 million in Fiscal 2005 from $86.9 million in Fiscal 2004. The increase was due to $11.3 million additional operating expenses at new EZMONEY stores opened in Fiscal 2005 or stores opened during Fiscal 2004 with a full year of expenses in Fiscal 2005. Included in this amount is a one-time cost of $0.6 million related directly to the conversion of stores from offering payday loans to offering credit services. Offsetting this was a $2.3 million reduction in same store pawn operating expenses. Although operating expenses increased in dollars, it represents a 3.6 percentage point decrease when measured as a percent of net revenue.

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

Operating income for Fiscal 2005 improved $8.0 million over Fiscal 2004 to $22.2 million. The $3.2 million increase in same store pawn service charges, $2.5 million improvement in gross profit on sales, $2.3 million reduction in same store pawn operating expenses, and $0.8 million increased contribution from signature loans account for most of the improvement. These improvements were partially offset by the $1.3 million increase in administrative expenses.

After a $0.3 million improvement in interest expense, the $0.4 million increased equity in Albemarle & Bond's earnings, and other smaller items, income before income taxes grew to $23.1 million from $14.5 million in Fiscal 2004. After income taxes, net income improved from $9.1 million in Fiscal 2004 to $14.8 million in Fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

In Fiscal 2006, the Company's $43.2 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $42.7 million, and
(ii) $0.5 million of changes in operating assets and liabilities, primarily accounts payable and accrued expenses. In Fiscal 2005, the Company's $31.7 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $28.1 million, and (ii) $3.6 million of changes in operating assets and liabilities, primarily accounts payable and accrued expenses. The primary differences between cash flow from operations for Fiscal 2005 and Fiscal 2006 are an increase in signature loan fees collected, gross profit on sales of inventory, and pawn service charges collected.

In Fiscal 2006, the Company invested $11.1 million in property and equipment, $3.0 million in funding payday loans net of repayments, $2.2 million to acquire three stores, and $0.7 million in funding pawn loans, net of repayments and recoveries through the sale of forfeited collateral. These changes, a $7.0 million reduction in debt, and a $25.8 million increase in cash on hand were funded by the cash flow from operations discussed above, the $5.4 million proceeds from the exercise of employee stock options and related excess tax benefit, and $1.0 million of dividends from Albemarle & Bond Holding, plc.

Below is a summary of the Company's cash needs to meet its future aggregate contractual obligations in the full fiscal years ending September 30 (in thousands):

                                                          Payments due by Period
                                         --------------------------------------------------------
                                                    Less than                           More than
Contractual Obligations                    Total      1 year    1-3 years   3-5 years     5 years
-----------------------                  --------   ---------   ---------   ---------   ---------
Long-term debt obligations               $     --    $    --     $    --     $    --     $    --
Interest on long-term debt obligations        337        137         200          --          --
Capital lease obligations                      --         --          --          --          --
Operating lease obligations               113,552     16,784      29,102      22,839      44,827
Purchase obligations                           --         --          --          --          --
Other long-term liabilities                    --         --          --          --          --
                                         --------    -------     -------     -------     -------
Total                                    $113,889    $16,921     $29,302     $22,839     $44,827
                                         ========    =======     =======     =======     =======

In addition to the contractual obligations in the table above, the Company is obligated by letters of credit issued to unaffiliated lenders as part of its credit service operations. At September 30, 2006, the Company's maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $19.4 million. This amount includes principal, interest, and insufficient funds fees.

During the fiscal year ending September 30, 2007, the Company plans to open approximately 100 new EZMONEY stores for an expected capital expenditure of approximately $6 million, plus the funding of working capital and start-up losses at these stores. The Company believes that these new stores will create a drag on earnings in their first six to nine months of operations before turning profitable.

The Company had no debt outstanding at September 30, 2006. Effective October 13, 2006, the Company amended and restated its credit agreement. The amendment extended the maturity date to October 1, 2009, reduced applicable interest rates and commitment fees, and provided for a $40.0 million revolving credit facility secured by the Company's assets. Under the terms of the amended agreement, the Company had the ability to borrow $40 million at September 30, 2006. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee the Company anticipates paying through maturity of the credit agreement, assuming it remains debt-free.

The Company anticipates that cash flow from operations, cash on hand, and availability under its revolving credit facility will be adequate to fund its contractual obligations, planned store growth, capital expenditures, and working capital requirements during the coming year.

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

The Company's earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and the Company's ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on the Company's financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, readers should see "Risk Factors" in Part I, Item 1A of this annual report on Form 10-K.

The Company's earnings and financial position are affected by foreign exchange rate fluctuations related to its equity investment in A&B. A&B's functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact the Company's results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B's and the Company's results of operations and financial position. The impact on the Company's results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the year ended June 30, 2006 (included in the Company's September 30, 2006 results on a three-month lag as described above) was approximately a $463,000 increase, net of tax effect, to shareholders' equity. On September 30, 2006, the U.K. pound strengthened to 1.00 to 1.8726 U.S. dollars from 1.8163 at June 30, 2006. No assurance can be given as to the future valuation of the U.K. pound and how further movements in the pound could affect future earnings or the financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      41

Consolidated Financial Statements:

   Consolidated Balance Sheets as of September 30, 2005 and 2006             42

   Consolidated Statements of Operations for each of the Three Fiscal
   Years Ended September 30, 2006                                            43

   Consolidated Statements of Cash Flows for each of the Three Fiscal
   Years Ended September 30, 2006                                            44

   Consolidated Statements of Stockholders' Equity for each of the Three
   Fiscal Years Ended September 30, 2006                                     45

   Notes to Consolidated Financial Statements                                46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also include the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note I to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EZCORP, Inc.'s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 3, 2006 expressed an unqualified opinion thereon.


/s/ BDO Seidman, LLP

Dallas, Texas
November 3, 2006 (except for Note R,
which is as of December 11, 2006)

                                  EZCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,
                                                                     -------------------
                                                                       2005       2006
                                                                     --------   --------
                                                                        (In thousands)
Assets:
   Current assets:
      Cash and cash equivalents                                      $  4,168   $ 29,939
      Pawn loans                                                       52,864     50,304
      Payday loans, net                                                 1,634      2,443
      Pawn service charges receivable, net                              9,492      8,234
      Payday loan service charges receivable, net                         272        426
      Credit service fees receivable, net                               3,007      3,954
      Inventory, net                                                   30,293     35,616
      Deferred tax asset                                               10,534      7,150
      Federal income tax receivable                                        --         35
      Prepaid expenses and other assets                                 1,998      3,907
                                                                     --------   --------
         Total current assets                                         114,262    142,008
   Investment in unconsolidated affiliate                              17,348     19,275
   Property and equipment, net                                         26,964     29,447
   Deferred tax asset, non-current                                      4,012      3,749
   Other assets, net                                                    2,862      3,379
                                                                     --------   --------
   Total assets                                                      $165,448   $197,858
                                                                     ========   ========
Liabilities and stockholders' equity:
   Current liabilities:
      Accounts payable and other accrued expenses                    $ 18,988   $ 22,579
      Customer layaway deposits                                         1,672      1,890
      Federal income taxes payable                                        648         --
                                                                     --------   --------
         Total current liabilities                                     21,308     24,469
   Long-term debt                                                       7,000         --
   Deferred gains and other long-term liabilities                       3,597      3,249
                                                                     --------   --------
         Total long-term liabilities                                   10,597      3,249
   Commitments and contingencies
   Stockholders' equity:
      Preferred Stock, par value $.01 per share; Authorized
         5,000,000 shares; none issued and outstanding                     --         --
      Class A Non-voting Common Stock, par value $.01 per share;
         Authorized 50,000,000 shares; 35,635,374 issued and
         35,608,275 outstanding in 2005; 37,542,240 issued and
         37,515,141 outstanding in 2006                                   351        375
      Class B Voting Common Stock, convertible, par value $.01 per share; Authorized 3,000,000 shares; Issued and
         Outstanding 2,970,171                                             30         30
      Additional paid-in capital                                      117,965    124,572
      Retained earnings                                                14,714     43,973
      Deferred compensation expense                                      (244)        --
                                                                     --------   --------
                                                                      132,816    168,950
      Treasury stock, at cost (27,099 shares)                             (35)       (35)
      Accumulated other comprehensive income                              762      1,225
                                                                     --------   --------
         Total stockholders' equity                                   133,543    170,140
                                                                     --------   --------
   Total liabilities and stockholders' equity                        $165,448   $197,858
                                                                     ========   ========

See accompanying notes to consolidated financial statements.

                                  EZCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Years Ended September 30,
                                                             ------------------------------
                                                               2004       2005       2006
                                                             --------   --------   --------
                                                                (In thousands, except per
                                                                     share amounts)
Revenues:
   Sales                                                     $143,472   $148,410   $177,424
   Pawn service charges                                        59,090     62,274     65,325
   Payday loan service charges                                 23,874     28,954      5,389
   Credit service fees                                             --     13,246     66,451
   Other                                                        1,361      1,275      1,263
                                                             --------   --------   --------
      Total revenues                                          227,797    254,159    315,852
Cost of goods sold                                             88,202     90,678    106,873
                                                             --------   --------   --------
      Net revenues                                            139,595    163,481    208,979

Operating expenses:
   Operations                                                  86,862     95,876    111,110
   Payday loan bad debt and direct transaction expenses         9,103      7,808      2,525
   Credit service bad debt and direct transaction expenses         --      6,395     16,000
   Administrative                                              21,845     23,067     27,749
   Depreciation                                                 7,435      8,036      8,543
   Amortization                                                    77         68         67
                                                             --------   --------   --------
      Total operating expenses                                125,322    141,250    165,994
                                                             --------   --------   --------
Operating income                                               14,273     22,231     42,985

Interest expense                                                1,567      1,520        441
Interest income                                                   (39)      (245)      (520)
Equity in net income of unconsolidated affiliate               (1,739)    (2,173)    (2,433)
(Gain) loss on sale / disposal of assets                            3         79         (7)
                                                             --------   --------   --------
Income before income taxes                                     14,481     23,050     45,504
Income tax expense                                              5,358      8,298     16,245
                                                             --------   --------   --------
Net income                                                   $  9,123   $ 14,752   $ 29,259
                                                             ========   ========   ========
Net income per common share:
   Basic                                                     $   0.25   $   0.40   $   0.74
                                                             ========   ========   ========
   Diluted                                                   $   0.23   $   0.36   $   0.69
                                                             ========   ========   ========
Weighted average shares outstanding:
   Basic                                                       36,768     37,302     39,432
   Diluted                                                     39,366     40,722     42,264

See accompanying notes to consolidated financial statements.

                                  EZCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended September 30,
                                                                          ---------------------------------
                                                                             2004        2005        2006
                                                                          ---------   ---------   ---------
                                                                                    (In thousands)
Operating Activities:
   Net income                                                             $   9,123   $  14,752   $  29,259
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                           7,512       8,104       8,610
      Payday loan loss provision                                              8,225       6,627       2,221
      Deferred taxes                                                         (2,103)        111       3,724
      Net (gain) loss on sale or disposal of assets                               3          79          (7)
      Impairment of receivable from stockholder                                 729          --          --
      Share-based compensation                                                  538         588       1,397
      Income from investment in unconsolidated affiliate                     (1,739)     (2,173)     (2,433)
   Changes in operating assets and liabilities, net of business acquisitions:
      Service charges and fees receivable, net                                 (428)     (2,618)        213
      Inventory, net                                                             83         193        (772)
      Note receivable from related party                                         --       1,500          --
      Prepaid expenses, other current assets, and other assets, net            (545)      1,625      (1,675)
      Accounts payable and accrued expenses                                   3,964       4,107       3,524
      Customer layaway deposits                                                (147)         27         174
      Deferred gains and other long-term liabilities                           (361)       (361)       (348)
      Federal income taxes                                                    2,371        (837)       (649)
                                                                          ---------   ---------   ---------
Net cash provided by operating activities                                    27,225      31,724      43,238

Investing Activities:
   Pawn loans made                                                         (170,019)   (172,991)   (191,826)
   Pawn loans repaid                                                         92,457      93,315     101,610
   Recovery of pawn loan principal through sale of forfeited collateral      75,475      76,040      89,556
   Payday loans made                                                        (52,501)    (59,466)    (24,368)
   Payday loans repaid                                                       40,614      58,497      21,338
   Additions to property and equipment                                       (7,963)     (9,227)    (11,052)
   Acquisitions, net of cash acquired                                            --          --      (2,194)
   Dividends from unconsolidated affiliate                                      680         861         969
   Proceeds from sale of assets                                                  --          --          66
                                                                          ---------   ---------   ---------
         Net cash used in investing activities                              (21,257)    (12,971)    (15,901)

Financing Activities:
   Proceeds from exercise of stock options and warrants                         450         909       4,350
   Excess tax benefit from stock-based compensation                              --          --       1,084
   Debt issuance costs                                                         (408)         --          --
   Net payments on bank borrowings                                           (6,000)    (18,000)     (7,000)
                                                                          ---------   ---------   ---------
         Net cash used in financing activities                               (5,958)    (17,091)     (1,566)
                                                                          ---------   ---------   ---------
   Change in cash and equivalents                                                10       1,662      25,771
   Cash and equivalents at beginning of period                                2,496       2,506       4,168
                                                                          ---------   ---------   ---------
   Cash and equivalents at end of period                                  $   2,506   $   4,168   $  29,939
                                                                          =========   =========   =========
Cash paid during the period for:
         Interest                                                         $   1,746   $     943   $     380
         Income taxes                                                     $   5,286   $   9,244   $  12,163

Non-cash Investing and Financing Activities:
   Pawn loans forfeited and transferred to inventory                      $  76,439   $  75,890   $  93,184
   Issuance of common stock to 401(k) plan                                $      69   $      72   $      45
   Foreign currency translation adjustment                                $    (342)  $      65   $    (463)

See accompanying notes to consolidated financial statements.

                                  EZCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock                Retained                                          Accumulated
                              -------------  Additional    Earnings      Deferred               Receivable      Other
                                       Par     Paid In   (Accumulated  Compensation  Treasury     From      Comprehensive
                              Shares  Value    Capital     Deficit)       Expense      Stock   Stockholder  Income (Loss)    Total
                              ------  -----  ----------  ------------  ------------  --------  -----------  -------------  --------
                                                                          (In thousands)
Balances at Sept. 30, 2003    36,591   $366   $115,336     $(9,161)        $(784)       $(35)      $(729)      $  485      $105,478

   Issuance of Common
      Stock to 401(k) plan        27     --         69          --            --          --          --           --            69
   Issuance of restricted
      shares to employee          --     --        586          --           (48)         --          --           --           538
   Stock options exercised       495      4        446          --            --          --          --           --           450
   Receivable from
      stockholder written
      off                         --     --         --          --            --          --         729           --           729
   Foreign currency
      translation adjustment      --     --         --          --            --          --          --          342           342
   Net income                     --     --         --       9,123            --          --          --           --         9,123
                                                                                                                           --------
   Total comprehensive
      income                      --     --         --          --            --          --          --           --         9,465
                              ------   ----   --------     -------         -----        ----       -----       ------      --------
Balances at Sept. 30, 2004    37,113    370    116,437         (38)         (832)        (35)         --          827       116,729

   Issuance of Common
      Stock to 401(k) plan        12     --         72          --            --          --          --           --            72
   Amortization of deferred
      compensation                --     --         --          --           588          --          --           --           588
   Vesting of restricted
      stock                      375     --         --          --            --          --          --           --            --
   Stock options exercised     1,104     11        898          --            --          --          --           --           909
   Tax benefit from exercise
      of stock options            --     --        558          --            --          --          --           --           558
   Foreign currency
      translation adjustment      --     --         --          --            --          --          --          (65)          (65)
   Net income                     --     --         --      14,752            --          --          --           --        14,752
                                                                                                                           --------
   Total comprehensive
      income                      --     --         --          --            --          --          --           --        14,687
                              ------   ----   --------     -------         -----        ----       -----       ------      --------
Balances at Sept. 30, 2005    38,604    381    117,965      14,714          (244)        (35)         --          762       133,543

   Issuance of Common Stock
      to 401(k) plan               3     --         45          --            --          --          --           --            45
   Amortization of deferred
      compensation                --     --         --          --            75          --          --           --            75
   Reclass upon adoption of
      SFAS No. 123(R)             --     --       (169)         --           169          --          --           --            --
   Stock compensation             60      1      1,320          --            --          --          --           --         1,321
   Stock options exercised     1,845     23      4,327          --            --          --          --           --         4,350
   Excess tax benefit from
      exercise of stock
      options                     --     --      1,084          --            --          --          --           --         1,084
   Foreign currency
      translation adjustment      --     --         --          --            --          --          --          463           463
   Net income                     --     --         --      29,259            --          --          --           --        29,259
                                                                                                                           --------
   Total comprehensive
      income                      --     --         --          --            --          --          --           --        29,722
                              ------   ----   --------     -------         -----        ----       -----       ------      --------
Balances at Sept. 30, 2006    40,512   $405   $124,572     $43,973         $  --        $(35)      $  --       $1,225      $170,140
                              ======   ====   ========     =======         =====        ====       =====       ======      ========

See accompanying notes to consolidated financial statements.

                                  EZCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: EZCORP, Inc. (the "Company") is a lender or provider of credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. In 280 EZPAWN locations open on September 30, 2006, the Company offers non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, the Company also sells merchandise, primarily collateral forfeited from its pawn lending operations, to consumers looking for good value. In 334 EZMONEY stores and 82 EZPAWN locations open on September 30, 2006, the Company offers short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, "signature loans"). The Company commenced its fee based credit services July 15, 2005.

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for its 28.5% interest in Albemarle & Bond Holdings, plc ("A&B") using the equity method.

STOCK SPLIT: On November 3, 2006, the Board of Directors declared a three-for-one stock split of the Company's two classes of common stock to shareholders of record as of November 27, 2006, to be distributed on December 11, 2006. Shares outstanding and amounts per share in this report have been adjusted retroactively to reflect this split as it occurred prior to issuance of these consolidated financial statements.

PAWN LOAN REVENUE RECOGNITION: Pawn service charges are recorded using the interest method for all pawn loans the Company deems to be collectible. The Company bases its estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates, and the amount of loans due in the following three months. Unexpected variations in any of these factors could change the Company's estimate of collectible loans, affecting the Company's earnings and financial condition. If the pawn loan is not repaid, the forfeited collateral (inventory) is valued at the lower of cost (pawn loan principal) or market (net realizable value) of the property. Sales revenue and the related cost are recorded when this inventory is sold.

PAYDAY LOAN REVENUE RECOGNITION: The Company accrues service charges on the percentage of loans it deems to be collectible using the interest method. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection.

PAYDAY LOAN BAD DEBT AND DIRECT TRANSACTION EXPENSES: The Company considers a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, the Company charges the loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. The Company's payday loan bad debt, included in payday loan bad debt and direct transaction expenses, was $8.0 million, $6.6 million and $2.2 million, representing 34%, 23% and 41% of payday loan service charges for the years ended September 30, 2004, 2005 and 2006, ("Fiscal 2004," "Fiscal 2005" and "Fiscal 2006"). Excluding the benefit of a $0.9 million sale of older bad debt in December 2004, bad debt for Fiscal 2005 was $7.5 million, or 26.0% of service charges. The Company includes direct transaction expenses in this financial statement line item. These include Tele-Track charges, electronic debit fees, and other bank fees amounting to 4.3%, 4.1% and 5.6% of service charges in Fiscal 2004, 2005 and 2006.

PAYDAY LOAN ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses on active payday loans and related service charges receivable, based on recent loan default experience and expected seasonal variations. Changes in the principal valuation allowance are charged to bad debt expense in the Company's statement of operations. Changes in the service charge receivable valuation allowance are charged to payday loan service charge revenue. At September 30, 2004, 2005 and 2006, the allowance for losses on payday loans was $0.6 million, $0.2 million and $0.2 million, representing 37%, 55% and 42% of gross payday loan fees receivable.

CREDIT SERVICE REVENUE RECOGNITION: The Company earns credit service fees when it assists customers in obtaining a loan from unaffiliated lenders. The Company accrues credit service fees on the percentage of fees the Company expects to collect. Accrued fees related to defaulted loans are deducted from credit service fee revenue upon loan default and increase credit service fee revenue upon subsequent collection.

CREDIT SERVICE BAD DEBT AND DIRECT TRANSACTION EXPENSES: As part of its credit services, the Company issues a letter of credit to enhance the creditworthiness of the Company's customers seeking loans from an unaffiliated lender. The letter of credit assures the lender that if the borrower defaults on the loan, the Company will pay the lender the principal and accrued interest owed it by the borrower, plus any insufficient funds fee, all of which the Company records as bad debt and then attempts to collect from the borrower. Upon demand, the Company pays all amounts due under the related letter of credit if the loan has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, the Company charges those amounts to bad debt upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. The Company's credit service bad debt, included in credit service bad debt and direct transaction expenses, was $6.4 million and $15.7 million in Fiscal 2005 and 2006, representing 48% and 24% of credit service fee revenues. The Company did not offer credit services in Fiscal 2004. The Company includes direct transaction expenses in this financial statement line item. These include Tele-Track charges, electronic debit fees, and other bank fees amounting to 0.1% and 0.5% of credit service fee revenue for Fiscal 2005 and 2006.

CREDIT SERVICE ALLOWANCE FOR LOSSES: The Company also provides an allowance for losses it expects to incur under letters of credit for loans that are active at period-end but have not yet matured. Its allowance is based on recent loan default experience and expected seasonal variations, and includes all amounts it expects to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts it expects to subsequently collect from borrowers ("Expected LOC Losses"). Changes in the valuation allowance are charged to credit service bad debt expense in the Company's statement of operations. At September 30, 2005 and 2006, the allowance for Expected LOC Losses was $1.4 million and $0.9 million, representing 46% and 23% of credit service fees receivable. The Company's maximum exposure for losses on letters of credit, if all loans defaulted and none was collected, was $19.4 million at September 30, 2006. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, the Company also provides an allowance for the credit service fees it expects not to collect, and charges changes in the credit service fee receivable valuation allowance to credit service fee revenue. At September 30, 2005 and 2006, this reserve amounted to $0.3 million and $0.2 million, representing 9.0% and 4.6% of credit service fees receivable.

CASH AND CASH EQUIVALENTS: The Company considers investments with maturities of 90 days or less when purchased to be cash equivalents.

INVENTORY: If a pawn loan is not repaid, the forfeited collateral (inventory) is recorded at cost (pawn loan principal). The Company does not record loan loss allowances or charge-offs on the principal portion of pawn loans. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), the Company provides an allowance for shrinkage and excess, obsolete or slow-moving inventory. The allowance is based on the type and age of merchandise as well as recent sales trends and margins. At September 30, 2005 and 2006, the valuation allowance deducted from the carrying value of inventory amounted to $1,860,000 and $2,823,000 (5.8% and 7.3% of gross inventory). Changes in the inventory valuation allowance are recorded as cost of goods sold.

SOFTWARE DEVELOPMENT COSTS: The Company accounts for internal software development costs in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 2004, 2005 and 2006 approximately $134,000, $196,000 and $288,000 was capitalized in connection with the development and acquisition of internal software systems. No interest was capitalized in 2004, 2005 or 2006. Capitalized costs are amortized by the straight-line method over the estimated useful lives of each system, ranging from five to eight years.

CUSTOMER LAYAWAY DEPOSITS: Customer layaway deposits are recorded as deferred revenue until the entire related sales price has been collected and the related merchandise has been delivered to the customer.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Provisions for depreciation are computed on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 8 years for furniture, equipment, and software development costs. Leasehold improvements are depreciated over the shorter of their estimated useful life - typically 10 years - or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $67.2 million and $75.5 million at September 30, 2005 and 2006.

INTANGIBLE ASSETS: The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill and other intangible assets having an indefinite useful life are not subject to amortization but are tested for impairment at least annually on July 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company recognized no impairment of its intangible assets in Fiscal 2004, 2005 or 2006. Intangible assets with definite lives are amortized over their estimated useful lives.

VALUATION OF TANGIBLE LONG-LIVED ASSETS: The Company assesses the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of tangible long-lived assets may not be recoverable, impairment is measured based on the excess of the assets' carrying value over the estimated fair value. No impairment of tangible long-lived assets has been recognized in Fiscal 2004, 2005 or 2006.

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

COST OF GOODS SOLD: Included in cost of goods sold is the historical cost of inventory sold, inventory shrinkage and any change in the Company's allowance for inventory shrinkage and valuation. Also included is the cost of operating the Company's central jewelry processing unit, as it relates directly to sales of precious metals to refiners.

OPERATIONS EXPENSE: Included in operations expense are costs related to operating the Company's stores. These costs include labor, other direct expenses such as utilities, supplies and banking fees, and indirect expenses such as store rent, building repairs and maintenance, advertising and store property taxes and insurance.

ADMINISTRATIVE EXPENSE: Included in administrative expense are costs related to the Company's executive and administrative offices. This includes executive, administrative and regional salaries, wages and incentive compensation, professional fees, license fees and costs related to the operation of the Company's administrative offices such as rent, property taxes, insurance, and information technology. Also included in administrative expense are costs of the Company's payday loan call center and bad debt collection center.

ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was approximately $1,202,000, $1,440,000 and $1,041,000 for Fiscal 2004, 2005 and
2006.

INCOME TAXES: The provision for federal income taxes has been calculated based on the Company's estimate of its effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, the Company estimates income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. Management must then assess the likelihood the deferred tax assets will be recovered from future taxable income. At September 30, 2006, the Company decreased its estimate of the effective tax rate for its fiscal year then ending from 36.4% to 35.7% primarily due to a $0.7 million decrease in accrued state income taxes, as more fully discussed in Note J, "Income Taxes." At September 30, 2006, the Company also determined it was unlikely to utilize a capital loss carry-forward scheduled to expire in 2009, and recorded a $0.4 million full valuation allowance against the related deferred tax asset. This was charged to the income tax provision in Fiscal 2006. In the event the Company were to determine that it would not be able to realize all or part of its remaining net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in the period such determination was made. Likewise, should the Company determine that it will be able to realize its deferred tax assets in the future in excess of its net recorded amount, a decrease to the valuation allowance would decrease the tax provision in the period such determination was made. The Company evaluates its deferred tax assets quarterly by assessing the need for a valuation allowance, if any. At September 30, 2006, the Company's valuation allowance was $0.4 million. The Company had no deferred tax asset valuation allowance at September 30, 2005.

SHARE-BASED COMPENSATION: Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations only for restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), as described in Note I, "Common Stock, Warrants, Options, and Share-based Compensation."

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained upon examination, based on the technical merits of the position. In making the determination of sustainability, companies must presume tax positions will be examined by the appropriate taxing authority with full knowledge of all relevant information. FIN 48 also prescribes how such benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for the Company in the fiscal year ending September 30, 2008. The Company is evaluating the potential effect of FIN 48, but does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 will be effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance will be applicable for the Company's fiscal year ending September 30, 2007. The Company does not believe SAB 108 will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B: ACQUISITIONS

In Fiscal 2006, the Company acquired three pawnshops for total consideration of $2.2 million. Of the total purchase price, $0.9 million was allocated to inventory, $0.4 million was allocated to pawn loans, $0.1 million was allocated to other identified assets and liabilities, and the remaining $0.8 million was allocated to goodwill. The results of the acquired stores have been consolidated with that of the Company since their acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions were not material to the Company.

NOTE C: EARNINGS PER SHARE

The Company has two classes of common stock and computes earnings per share using the two-class method in accordance with SFAS No. 128, "Earnings Per Share." As discussed in Note I, the holders of the Company's Class A and Class B common stock have similar rights with the exception of voting rights. Accordingly, earnings per common share for the two classes of common stock are the same.

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants and restricted stock awards.

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

                                                                    Years Ended September 30,
                                                                   ---------------------------
                                                                     2004      2005      2006
                                                                   -------   -------   -------
Net income (A)                                                     $ 9,123   $14,752   $29,259
                                                                   =======   =======   =======
Weighted average outstanding shares of common stock (B)             36,768    37,302    39,432
Dilutive effect of stock options, warrants, and restricted stock     2,598     3,420     2,832
                                                                   -------   -------   -------
Weighted average common stock and common stock equivalents (C)      39,366    40,722    42,264
                                                                   =======   =======   =======
Basic earnings per share (A/B)                                     $  0.25   $  0.40   $  0.74
                                                                   =======   =======   =======
Diluted earnings per share (A/C)                                   $  0.23   $  0.36   $  0.69
                                                                   =======   =======   =======

Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares so the effect would be anti-dilutive. During Fiscal 2004, there were 128,361 of weighted average shares of restricted stock outstanding that were anti-dilutive. None were anti-dilutive in Fiscal 2005 or Fiscal 2006.

NOTE D: INVESTMENT

The Company owns 13,276,666 common shares of Albemarle & Bond Holdings, plc ("A&B"), or approximately 28.5% of A&B's total outstanding shares. The shares were acquired in 1998 at a total cost of $12.8 million. A&B is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. The investment is accounted for using the equity method. Since A&B's fiscal year end is June 30, the income reported by the Company for its investment in A&B is on a three-month lag. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports, for its fiscal periods ending December 31 and June 30. The income reported for the Company's fiscal year end of September 30 represents its percentage interest in the results of A&B's operations from July 1 to June 30. In Fiscal 2004, 2005 and 2006, the Company received dividends from A&B of $680,000, $861,000 and $969,000. The undistributed earnings included in the Company's consolidated retained earnings were $5.3 million at September 30, 2006. A&B's shares are listed on the Alternative Investment Market of the London Stock Exchange and at October 31, 2006, the market value of this investment was approximately $58.6 million, based on the closing market price and currency exchange rate on that date.

Conversion of A&B's financial statements into US Generally Accepted Accounting Principles ("GAAP") resulted in no material differences from those reported by A&B following United Kingdom GAAP.

Below is summarized financial information for A&B's most recently reported results (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for income statement items for the periods indicated):

                                                         As of June 30,
                                                      --------------------
                                                         2005        2006
                                                      ----------   -------
                                                      (restated)
                                                         (In thousands)
Current assets                                          $51,451    $62,564
Non-current assets                                        9,475     14,058
                                                        -------    -------
   Total assets                                         $60,926    $76,622
                                                        =======    =======
Current liabilities                                     $ 5,416    $ 5,094
Non-current liabilities                                  18,836     28,843
Equity shareholders' funds                               36,674     42,685
                                                        -------    -------
   Total liabilities and equity shareholders' funds     $60,926    $76,622
                                                        =======    =======

The restatement of A&B's fiscal 2005 results affected only its balance sheet presentation, and had no effect on its current or prior year earnings.

                                    Years ended June 30,
                                ---------------------------
                                  2004      2005      2006
                                -------   -------   -------
                                       (In thousands)
Turnover (gross revenues)       $38,891   $44,620   $52,461
Gross profit                     27,613    32,555    38,574
Profit after tax (net income)     6,024     7,539     8,484

At September 30, 2006, the recorded balance of the Company's investment in A&B, accounted for on the equity method, was $19.3 million. The Company's equity in net assets of A&B was $12.2 million. The difference between the recorded balance and the Company's equity in A&B's net assets represents the $7.1 million of unamortized goodwill which resulted from the initial purchase, plus the cumulative difference resulting from A&B's earnings, dividend payments and translation gain since the date of investment.

NOTE E: PROPERTY AND EQUIPMENT

Major classifications of property and equipment were as follows:

                                   September 30,
                                -------------------
                                  2005       2006
                                --------   --------
                                   (In thousands)
Land                            $     44   $     44
Buildings and improvements        38,527     43,143
Furniture and equipment           33,296     38,839
Software                          21,407     21,696
Construction in progress             934      1,185
                                --------   --------
Total                             94,208    104,907
Less accumulated depreciation    (67,244)   (75,460)
                                --------   --------
                                $ 26,964   $ 29,447
                                ========   ========

NOTE F: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

                 September 30,
                ---------------
                 2005     2006
                ------   ------
                 (In thousands)
Pawn licenses   $1,549   $1,549
Goodwill            --      768
                ------   ------
Total           $1,549   $2,317
                ======   ======

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

                               September 30, 2005        September 30, 2006
                            -----------------------   -----------------------
                            Carrying    Accumulated   Carrying    Accumulated
                             Amount    Amortization    Amount    Amortization
                            --------   ------------   --------   ------------
                                              (In thousands)
License application fees     $  345       $(226)       $  345       $(257)
Real estate finders' fees       554        (294)          556        (311)
Non-compete agreements          388        (258)          398        (277)
                             ------       -----        ------       -----
Total                        $1,287       $(778)       $1,299       $(845)
                             ======       =====        ======       =====

Total amortization expense from definite-lived intangible assets was approximately $77,000, $68,000 and $67,000 for Fiscal 2004, 2005 and 2006. The
following table presents the Company's estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2006 (in thousands):

Fiscal Year   Amortization Expense
-----------   --------------------
   2007                $69
   2008                $68
   2009                $59
   2010                $44
   2011                $38

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE G: ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

                                                                     September 30,
                                                                   -----------------
                                                                     2005      2006
                                                                   -------   -------
                                                                     (In thousands)
Trade accounts payable                                             $ 3,760   $ 6,014
Accrued payroll and related expenses                                 6,398     8,123
Accrued interest                                                       145        37
Accrued rent and property taxes                                      3,099     3,993
Accrual for expected losses on CSO letters of credit                 1,391       898
Collected funds payable to independent lenders under CSO program       566     1,026
Other accrued expenses                                               3,629     2,488
                                                                   -------   -------
                                                                   $18,988   $22,579
                                                                   =======   =======

NOTE H: LONG-TERM DEBT

At September 30, 2006, the Company had no debt. At September 30, 2005, the Company had $7.0 million payable to a bank syndicate under a revolving credit facility, none of which was a current liability at that date.

Effective October 13, 2006, the Company amended and restated its credit agreement. The amendment extended the maturity date to October 1, 2009 and provided for a $40.0 million revolving credit facility secured by the Company's assets. For any borrowed funds, the Company may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank's base rate. On the unused amount of its revolving facility, the Company also pays a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated as of the end of each quarter. Terms of the agreement require, among other things, that the Company meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.

NOTE I: COMMON STOCK, WARRANTS, OPTIONS, AND SHARE-BASED COMPENSATION

The capital stock of the Company consists of two classes of common stock designated as Class A Non-voting Common Stock ("Class A Common Stock") and Class B Voting Common Stock ("Class B Common Stock"). The rights, preferences and privileges of the Class A and Class B Common Stock are similar except that each share of Class B Common Stock has one vote and each share of Class A Common Stock has no voting privileges. All Class A Common Stock is publicly held. Holders of Class B Common Stock may, individually or as a class, convert some or all of their shares into Class A Common Stock. Class A Common Stock becomes voting common stock upon the conversion of all Class B Common Stock to Class A Common Stock. The Company is required to reserve such number of authorized but unissued shares of Class A Common Stock as would be issuable upon conversion of all outstanding shares of Class B Common Stock.

Prior to October 1, 2005, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123. For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations for only restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-based Payment," using the modified prospective transition method. Under that transition method, compensation cost recognized in all periods subsequent to September 30, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of grants is amortized to compensation expense on a straight-line basis over the vesting period for both cliff vesting and graded vesting grants. The grant-date fair value of options is estimated using the Black-Scholes-Merton option-pricing model ("Black-Scholes") and is amortized to expense over the options' vesting periods. In accordance with the modified prospective transition provisions, results for prior periods have not been restated, and pro forma results are disclosed below for the pre-adoption period.

The Company's net income includes the following compensation costs related to our share-based compensation arrangements:

                                     Years Ended September 30,
                                    ---------------------------
                                       2004    2005    2006
                                      -----   -----   ------
                                           (In thousands)
Gross compensation costs
   Stock options                      $  --   $  --   $1,321
   Restricted stock                     538     588       76
                                      -----   -----   ------
   Total gross compensation costs       538     588    1,397
Income tax benefits
   Stock options                         --      --     (154)
   Restricted stock                    (188)   (206)     (26)
                                      -----   -----   ------
   Total income tax benefits           (188)   (206)    (180)
                                      -----   -----   ------
Net compensation expense              $ 350   $ 382   $1,217
                                      =====   =====   ======

All options and restricted stock relate to the Company's Class A Non-voting Common Stock.

Our independent directors have been granted non-qualified stock options that vest one year from grant and expire in ten years. Non-qualified, incentive stock options and restricted stock awards have been granted to our officers and employees under our 1991, 1998, 2003 and 2006 Incentive Plans. Most options have a contractual life of ten years and provide for graded vesting over five years, but some provide for cliff vesting. Certain of the options granted to officers also provide for accelerated vesting upon a change in control or upon the achievement of certain performance targets. Outstanding options have been granted with strike prices ranging from $0.67 per share to $12.60 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.

On September 21, 2006, the Board of Directors approved the adoption of the EZCORP, Inc. 2006 Incentive Plan (the "2006 Plan"). The 2006 Plan permits grants of up to 2,250,000 options, restricted stock awards ("RSAs") and stock appreciation rights ("SARs") of the Company's Class A Common Stock. In approving this plan, the Board of Directors resolved that no further options, RSAs or SARs would be granted under any previous plan. Awards that expire or are canceled without delivery of shares under the 2006 Incentive Plan generally become available for issuance in new grants. The Company issues new shares to satisfy stock option exercises. At September 30, 2006, 2,205,000 shares were available for grant under the 2006 Plan. Following a subsequent grant of 1,757,250 shares effective October 2, 2006, as discussed below, 447,750 shares of the 2006 Plan remained available for grant.

On September 21, 2006, the Board of Directors approved a 15,000 share non-qualified stock option grant to each of the Company's three independent directors. The total grant of 45,000 shares vests in one year and has a strike price of $12.60 per share.

On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 180,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares were subject to earlier vesting based on the occurrence of certain objectives. The market value of the restricted stock on the award date was $0.6 million, which was being amortized over a three-year period based on the Company's initial expectation that earlier vesting objectives would be met. One-third of the shares vested January 15, 2005 based on the attainment of the goals for accelerated vesting. Effective October 1, 2005, the Company determined it no longer believed the requirements would be met for accelerated vesting of the remaining unvested shares. Accordingly, the remaining unamortized deferred compensation of $0.2 million is being amortized ratably over the vesting period ending January 1, 2009. During Fiscal 2005 and 2006, $195,000 and $75,000 was amortized to expense for this grant.

On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 375,000 shares of restricted stock to the Chairman of the Board. The market value of the restricted stock on the award date was $0.8 million, which was amortized over the two-year restriction period that expired September 17, 2005. During Fiscal 2005, $0.4 million of this cost was amortized to expense, and no expense was recognized for this grant in Fiscal 2006.

We measure the fair value of RSAs based upon the market price of the underlying common stock as of the grant date. Throughout Fiscal 2006, the Company had 120,000 shares of non-vested RSAs outstanding, with a weighted average grant-date fair value of $3.26 per share. No restricted shares have been granted, vested or forfeited during the year. At September 30, 2006, there was $0.2 million of unrecognized compensation cost related to RSAs. The Company expects to recognize this cost over a weighted average period of 2.3 years.

The following table summarizes the impact of adopting SFAS No. 123(R) on the noted items:

                                                  Year Ended
                                              September 30, 2006
                                             -------------------
                                             Intrinsic     Fair
                                               Value      Value
                                               Method     Method
                                             ---------   -------
                                                (In thousands)
Income before income taxes                    $46,826    $45,504
Net income                                    $30,427    $29,259
Earnings per share:
   Basic                                      $  0.77    $  0.74
   Diluted                                    $  0.72    $  0.69
Cash flow provided by operating activities    $44,322    $43,238
Cash flow used in financing activities        $(2,650)   $(1,566)

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

A summary of the option plans' activity for the most recently reported period follows:

                                                              Weighted
                                                 Weighted      Average      Aggregate
                                                  Average     Remaining     Intrinsic
                                                 Exercise    Contractual      Value
                                      Shares       Price    Term (years)   (thousands)
                                    ----------   --------   ------------   -----------
Outstanding at September 30, 2005    5,399,700    $ 2.60
   Granted                              45,000     12.60
   Forfeited                          (231,900)     3.10
   Expired                              (2,580)     2.79
   Exercised                        (1,835,550)     2.36
                                    ----------    ------
Outstanding at September 30, 2006    3,374,670    $ 2.83         4.9         $33,975
Vested and Expected to Vest          3,098,619    $ 2.80         4.8         $31,263
Vested at September 30, 2006         1,020,270    $ 1.78         6.4         $11,339

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying Black-Scholes, the Company used the following weighted average assumptions for Fiscal 2004, 2005 and 2006:

                                                    Year Ended September 30,
                                                    ------------------------
                                                     2004     2005     2006
                                                    ------   ------   ------
Risk-free interest rate                               3.22%    3.24%    4.71%
Dividend yield                                           0%       0%       0%
Volatility factor of the expected market price of
   the Company's common stock                        38.00%   41.00%   61.96%
Expected life of the options (years)                    10       10        2
Weighted average grant date fair value of
   options granted                                  $ 1.73   $ 2.04   $ 4.66

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

As of September 30, 2006, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $2.3 million. The weighted average period over which these costs will be amortized is 2 years.

Stock option and warrant exercises resulted in the issuance of 1,104,219 shares of Class A Common Stock in Fiscal 2005 for total proceeds of $909,000. Stock option and warrant exercises resulted in the issuance of 1,842,669 shares of Class A Common Stock in Fiscal 2006 for total proceeds of $4.4 million. The total intrinsic value of stock options exercised was $5.7 million in Fiscal 2005, and $14.2 million in Fiscal 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans in periods prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes and is amortized to expense over the options' vesting periods.

                                                       Year ended September 30,
                                                       ------------------------
                                                            2004      2005
                                                           ------   -------
                                                         (In thousands, except
                                                          per share amounts)
Net income, as reported                                    $9,123   $14,752
Add: stock-based employee compensation expense
   included in reported net income, net of
   related tax effects                                        350       376
Deduct: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects         (879)   (1,048)
                                                           ------   -------
Pro forma net income                                       $8,594   $14,080

Earnings per share, basic:
As reported                                                $ 0.25   $  0.40
Pro forma                                                  $ 0.23   $  0.38

Earnings per share, diluted:
As reported                                                $ 0.23   $  0.36
Pro forma                                                  $ 0.22   $  0.35

At September 30, 2006, warrants to purchase 60,069 shares of Class A Common Stock and 12,222 shares of Class B Common Stock at $2.06 per share were outstanding. The warrants are not mandatorily redeemable, and are exercisable at the option of the holder through July 25, 2009.

Effective October 2, 2006, the Compensation Committee of the Board of Directors approved an award of 675,000 shares of restricted stock to the Chairman of the Board, and 945,000 shares of restricted stock to the Company's Chief Executive Officer. The cumulative market value of the two grants on the award date was $21 million, and 20% of the shares will vest every two years for a ten-year period if certain company performance requirements are achieved. If the bi-annual performance requirements are not met, the unvested shares will be added to subsequent vesting dates. In the event that the performance requirements for vesting are not achieved for any applicable vesting date by the end of the Company's fiscal year ending September 30, 2016, all unvested shares will be forfeited and cancelled. As these shares were granted subsequent to the end of Fiscal 2006, Fiscal 2006 results include no expense related to these grants. The Company expects to recognize $1.6 million of expense related to these grants in Fiscal 2007, partially offset by a related tax benefit of $0.6 million.

Effective October 2, 2006, the Compensation Committee of the Board of Directors approved an award of 137,250 shares of restricted stock to key individuals. The shares will vest October 2, 2010, and the market value of the restricted stock on the award date was $1.8 million. As these shares were granted subsequent to the end of Fiscal 2006, Fiscal 2006 results include no expense related to this grant. The Company expects to recognize $0.3 million of expense related to this grant in Fiscal 2007, partially offset by a related tax benefit of $0.1 million.

NOTE J: INCOME TAXES

The income tax provision is attributable only to continuing operations, and is as follows:

              Years Ended September 30,
             --------------------------
               2004     2005      2006
             -------   ------   -------
                   (In thousands)
Current
   Federal   $ 7,400   $8,121   $13,040
   State          61       67      (519)
             -------   ------   -------
               7,461    8,188    12,521
Deferred
   Federal    (2,103)     110     3,647
   State          --       --        77
             -------   ------   -------
              (2,103)     110     3,724
             -------   ------   -------
             $ 5,358   $8,298   $16,245
             =======   ======   =======

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations is as follows:

                                                            Years Ended September 30,
                                                            -------------------------
                                                             2004     2005      2006
                                                            ------   ------   -------
                                                                  (In thousands)
Income taxes at the federal statutory rate                  $5,068   $8,068   $15,926
Non-deductible expense related to incentive stock options       --       --       297
State income tax, net of federal benefit                        61       93       280
Removal of state tax exposure, net of federal benefit           --       --      (722)
Change in valuation allowance                                   --       --       392
Other                                                          229      137        72
                                                            ------   ------   -------
                                                            $5,358   $8,298   $16,245
                                                            ======   ======   =======

The Company's effective tax rate was 35.7% in Fiscal 2006. The Company's Fiscal 2006 adoption of SFAS No. 123R caused it to begin recognizing expense related to incentive stock options, creating the non-deductible expense shown above.

For tax purposes, most of the Company's earnings are subject to the Texas Franchise Tax. Due to its limited partnership structure in Texas, 99% of those earnings were exempt from the Texas Franchise Tax. Over the past several legislative sessions, the Texas Legislature has proposed numerous bills to amend the Texas Franchise Tax to remove the preferable treatment of limited partnerships, including possible same-year application. As a result, the Company had accrued an additional $722,000 in previous periods for its exposure to a possible change in this state tax. In the fourth quarter of Fiscal 2006, the Texas Legislature abandoned its attempts to amend the franchise tax, and instead passed legislation replacing the franchise tax with a margin tax that will function similarly to an income tax, but with no preferable treatment for limited partnerships. The Texas margin tax will apply to the Company beginning in Fiscal 2007. As a result, the Company no longer believes it is exposed to challenges to its preferable limited partnership treatment for Fiscal 2006 or earlier years, and has removed its accrued exposure of $722,000 in the current period.

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                 2005      2006
                                               -------   -------
                                                 (In thousands)
Deferred tax liabilities:
   Tax over book amortization                  $ 3,764   $ 3,634
   Foreign income and dividends                  1,309     1,837
   Prepaid expenses                                321     1,077
                                               -------   -------
Total deferred tax liabilities                   5,394     6,548
Deferred tax assets:
   Book over tax depreciation                    8,347     8,865
   Tax over book inventory                       6,266     4,880
   Accrued liabilities                           1,901     2,038
   Pawn service charges receivable               2,694     1,664
   Tax carry-forwards                              389       392
   Impairment of receivable from stockholder       343        --
                                               -------   -------
Total deferred tax assets                       19,940    17,839
                                               -------   -------
Net deferred tax asset                          14,546    11,291
Valuation allowance                                 --      (392)
                                               -------   -------
Net deferred tax asset                         $14,546   $10,899
                                               =======   =======

In Fiscal 2004, the Company incurred a $1.1 million capital loss on an equity investment in a Company that discontinued operations. The tax benefit related to the loss will expire in Fiscal 2009 unless an offsetting capital gain is generated before its expiration. Until September 30, 2006, the Company believed it would generate sufficient capital gains to utilize the capital loss carry-forward. Based on recent events, the Company determined at September 30, 2006 it is unlikely to generate the necessary capital gain prior to the expiration of its capital loss carry-forward, and has placed a full valuation allowance of $392,000 on the tax benefit. The valuation allowance will be adjusted or removed in future periods if the Company believes it is more likely than not to be able to generate other capital gains to offset the capital loss prior to its expiration.

Substantially all of the Company's operating income was generated from domestic operations during 2005 and 2006. At September 30, 2005 and 2006, the Company has provided deferred income taxes on all undistributed earnings from A&B. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2005 and 2006 of approximately $861,000 and $969,000. Any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

The Company has no net operating loss carry-forward or alternative minimum tax credit carry-forward at September 30, 2006.

NOTE K: RELATED PARTY TRANSACTIONS

As of October 1, 2004, the Company entered into a financial advisory services agreement with Madison Park, L.L.C. ("Madison Park"), an affiliate of the controlling stockholder. The agreement requires Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury and other advisory services for a monthly fee of $100,000, inclusive of most expenses. The Madison Park agreement has a three-year term and the Company has the right to terminate the agreement at any time. Madison Park can terminate only at the end of any one of the Company's fiscal years. In Fiscal 2005 and 2006, total payments to Madison Park amounted to $1,200,000 annually.

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff & Co., Inc. ("Morgan Schiff"), an affiliate of the general partner of the controlling stockholder, provided financial advisory services similar to those now provided by Madison Park through October 1, 2004. In Fiscal 2004, the Company paid $802,000 to Morgan Schiff. As a result of entering the agreement with Madison Park, the Company elected not to renew its financial advisory services agreement with Morgan Schiff at October 1, 2004. Philip E. Cohen is a principal in Morgan Schiff, Madison Park and the general partner of the controlling stockholder.

In 1994, the Company loaned a former chief executive ("CEO") $729,113 to purchase 150,000 shares of Class A Common Stock. In connection with his separation from the Company in 2000, the maturity date of the loan was extended to the earlier of (a) ten business days following the first day that the closing price for the Company's stock equals or exceeds $3.33 per share, or (b) August 1, 2005. On January 16, 2004 the Company's stock closed at $3.45 thereby accelerating the due date of the note. The former CEO defaulted in the payment of the note after it became due. On September 22, 2004, the Company obtained a judgment confirming an arbitration award on the note in the amount of $969,399 (principal of $729,113 and accrued interest of $240,286) plus post-judgment interest. On October 19, 2004, the former CEO filed a Chapter 7 bankruptcy seeking to discharge all of his debts including the debt represented by the judgment. A full valuation allowance has been recorded for the note, as its collection is doubtful.

In October 1994, the Board of Directors approved an agreement that provided incentive compensation to the Chairman, Sterling Brinkley, based on growth in the share price of the Company's Class A Common Stock. Mr. Brinkley was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.33% for Fiscal 2005). Accrued interest was forgiven based upon continued employment, and the Company was required to reimburse Mr. Brinkley for the income tax consequences of the interest forgiveness. Charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $41,000 and $60,000 for the years ended September 30, 2004 and 2005. Mr. Brinkley repaid his note in full in September 2005.

NOTE L: LEASES

The Company leases various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

             (In thousands)
             --------------
2007            $ 16,784
2008              15,420
2009              13,682
2010              12,024
2011              10,815
Thereafter        44,827
                --------
                $113,552
                ========

The Company subleases some of the above facilities. Future minimum rentals expected under these subleases amount to $9,600 in each of the fiscal years ending between 2007 and 2011, and $27,200 thereafter.

After an initial lease term of generally 3 to 10 years, the Company's lease agreements typically allow renewals in three to five-year increments. The Company's lease agreements generally include rent escalations throughout the initial lease term. Such rent escalations are included in the above numbers. For financial reporting purposes, the aggregate rentals over the lease term, including lease renewal options that are reasonably assured, are expensed on a straight-line basis.

Net rent expense for the years ending September 30, 2004, 2005 and 2006 was $15.5 million, $16.7 million and $17.4 million. Net rent expense includes the collection of sublease rent revenue of approximately $55,000, $47,000 and $60,000 for years ending September 30, 2004, 2005 and 2006.

Prior to Fiscal 2004, the Company completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $3.2 million at September 30, 2006, is included in "Deferred gains and other long-term liabilities" in the Company's consolidated balance sheet. The short-term portion, included in "Accounts payable and other accrued expenses" was $0.4 million at September 30, 2006. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on the Company's other lease agreements.

NOTE M: EMPLOYMENT AGREEMENTS

As President and Chief Executive Officer, Joseph L. Rotunda's annual compensation includes an annual bonus ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals. In the event of a change of control, Mr. Rotunda is entitled to receive a bonus payment equivalent to 200% of his annual compensation, as well as immediate vesting of all stock options and a portion of his restricted stock. If Mr. Rotunda's employment is terminated, other than for cause, he is entitled to receive a severance payment equal to his annual compensation.

NOTE N: 401(K) PLAN

The Company sponsors a 401(k) Plan under which eligible employees of the Company may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. The Company, in its sole discretion, may match in the form of the Company's Class A Common Stock. Contribution expense related to the plan for 2004, 2005 and 2006 was approximately $61,000, $72,000 and $54,000.

NOTE O: CONTINGENCIES

From time to time, the Company is involved in litigation and regulatory actions. Currently, the Company is a defendant in several actions. While the ultimate outcome of these actions cannot be ascertained, after consultation with counsel, the Company believes the resolution of these actions will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. There can be no assurance, however, as to the ultimate outcome of these actions.

NOTE P: QUARTERLY INFORMATION (UNAUDITED)

                                First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                -------------   --------------   -------------   --------------
                                        (In thousands, except per share amounts)
YEAR ENDED SEPTEMBER 30, 2006
Total revenues                     $75,770          $78,941         $73,786          $87,355
Net revenues                        50,109           50,604          50,088           58,178
Net income                           6,756            7,727           5,608            9,168

Earnings per common share:
   Basic                           $  0.17          $  0.20         $  0.14          $  0.23
   Diluted                         $  0.17          $  0.19         $  0.13          $  0.21

YEAR ENDED SEPTEMBER 30, 2005
Total revenues                     $61,628          $63,098         $56,250          $73,183
Net revenues                        39,715           39,197          37,829           46,740
Net income                           4,949            3,969           2,129            3,705

Earnings per common share:
   Basic                           $  0.13          $  0.11         $  0.06          $  0.10
   Diluted                         $  0.12          $  0.10         $  0.05          $  0.09

As described in Note I, the Company adopted SFAS No. 123(R) effective October 1, 2005 using the modified prospective method. This method required fair value expense recognition of share-based payments in Fiscal 2006, but share-based payments in Fiscal 2005 were accounted for under the intrinsic value method of APB No. 25.

In the quarter ended September 30, 2006, the Company decreased its estimate of the effective tax rate for its fiscal year ending September 30, 2006 from 36.4% to 35.7%. The decrease was primarily due to the reduction of expected state income taxes following legislative changes in Texas, partially offset by a valuation allowance placed on a capital loss carry-forward the Company believes is unlikely of realization. The decrease in the effective income tax rate increased net income in the quarter ended September 30, 2006 by $319,000, or $0.01 per share (basic and diluted).

NOTE Q: COMPREHENSIVE INCOME

Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders' equity. Comprehensive income for Fiscal 2004, 2005 and 2006 was $9.5 million, $14.7 million and $29.7 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency activity excluded from net income of $1.9 million is presented, net of tax of $0.7 million, in the consolidated balance sheets as "Accumulated other comprehensive income."

NOTE R: SUBSEQUENT EVENTS

Effective October 2, 2006, the Compensation Committee of the Company's Board of Directors awarded 1,757,250 shares of restricted stock to several executive and management level employees. Of the total, 1,620,000 vest over a ten-year period, and 137,250 vest on October 2, 2010. These are described more fully in Note I, "Common Stock, Warrants, Options, and Share-based Compensation."

Effective October 13, 2006, the Company amended and restated its credit agreement. As more fully described in Note H, "Long-Term Debt," the amendment extended the maturity date to October 1, 2009, reduced applicable interest rates and commitment fees, and provided for a $40.0 million revolving credit facility secured by the Company's assets.

On November 3, 2006, the Board of Directors declared a three-for-one stock split of the Company's two classes of common stock to shareholders of record as of November 27, 2006, to be distributed on December 11, 2006. Shares outstanding and amounts per share in this report have been adjusted retroactively to reflect this split as it occurred prior to issuance of these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no change in its independent certified public accountants, and no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting during the fourth quarter of Fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2006. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2006, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, and their report follows immediately in this Form 10-K.


/s/ Joseph L. Rotunda                   /s/ Dan N. Tonissen
-------------------------------------   ----------------------------------------
Joseph L. Rotunda                       Dan N. Tonissen
President, Chief Executive Officer      Senior Vice President,
& Director                              Chief Financial Officer &
October 31, 2006                        Director
                                        October 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
EZCorp, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting and Scope of Management's Report, that EZCORP, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of EZCORP, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that EZCORP, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006 of EZCORP, Inc. and our report dated November 3, 2006 expressed an unqualified opinion thereon.


/s/ BDO Seidman, LLP

Dallas, Texas
November 3, 2006

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of October 31, 2006 were as follows:

Name                        Age   Title
----                        ---   -----
Sterling B. Brinkley (1)     54   Chairman of the Board of Directors
Joseph L. Rotunda (1) (3)    59   President, Chief Executive Officer, and Director
Dan N. Tonissen (1) (3)      56   Senior Vice President, Chief Financial
                                     Officer, Assistant Secretary, and Director
Gary C. Matzner (4)          58   Director
Thomas C. Roberts (2) (4)    64   Director
Richard D. Sage (2) (4)      66   Director
Robert A. Kasenter           60   Senior Vice President of Administration
Eric Fosse                   43   Vice President of EZMONEY Operations
Robert Jackson               51   Vice President and Chief Information Officer
John R. Kissick              64   Vice President of Strategic Development
Connie L. Kondik             42   Vice President, Secretary, and General Counsel
Michael Volpe                42   Vice President of EZPAWN Operations
Daniel M. Chism              38   Controller and Assistant Secretary

(1)  Member of Executive Committee

(2)  Member of Compensation Committee

(3)  Member of Section 401(k) Plan Committee

(4)  Member of Audit Committee

Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of the Company since 1989. Mr. Brinkley serves as a Director of Albemarle & Bond Holdings plc, which the Company owns approximately 29%. In addition, Mr. Brinkley was President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership until 2004. Mr. Brinkley also served as Chairman of the Board, Chairman of the Executive Committee, or Chief Executive Officer of Crescent Jewelers, Inc., an affiliate of the Company from 1988 to March 2006. Crescent Jewelers, Inc., a private company, filed for Chapter 11 bankruptcy protection in August 2004. From 1990 to December 2003, he served as Chairman of the Board or Chairman of the Executive Committee of Friedman's, Inc., a publicly traded affiliate of the Company. In January 2005, Friedman's, Inc. filed for Chapter 11 bankruptcy. From 1986 to 1990, Mr. Brinkley served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

Mr. Rotunda joined the Company as director, President and Chief Operating Officer in February 2000 and assumed the role of Chief Executive Officer of the Company in August 2000. From 1998 to 2000, he was Chief Operating Officer of G&K Services, Inc., a $500 million provider of uniform and textile products. From 1991 to 1998 he progressed through several officer positions to Executive Vice President and Chief Operating Officer of Thorn Americas, Inc. Mr. Rotunda also currently serves as a Director of Easyhome, Ltd., Toronto, Canada.

Mr. Tonissen has served as Senior Vice President and Chief Financial Officer of the Company since August 1994. Mr. Tonissen has also been a member of the Company's Board of Directors since August 1994.

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

Mr. Kasenter joined the Company in August 2003 as Vice President of Human Resources and in October 2004 was promoted to Senior Vice President of Administration. He was a director of the Donnkenny Apparel Board from 2001 until April 2005, at which time Donnkenny filed for Chapter 11 bankruptcy protection and was sold. Mr. Kasenter was the President & Chief Executive Officer of Strategic Executive Actions, a Chicago-based management consulting firm specializing in human resource crisis issues from 1999 to 2003. From 1968 to 1999, Mr. Kasenter was employed in various operating and administrative positions and ultimately served as the Executive Vice President of Human Resources and Corporate Communications for Montgomery Ward.

Mr. Fosse joined the Company in September 2004 as Vice President of EZMONEY Operations. From 1991 to 2004, Mr. Fosse was employed in various operating positions and ultimately served as a Regional Vice President of G&K Services, a $500 million provider of uniform and textile products.

Mr. Jackson joined the Company in May 2004 as Vice President & Chief Information Officer. He was Chief Information Officer at DuPont Photomasks, Inc. from 1997 to 2004 where he also served as Controller from 1995 to 1996.

Mr. Kissick has served as Vice President of Strategic Development since August 2001. From 1998 to 2001, Mr. Kissick was Managing Director of Strategic Development Partners, a strategy and business development consulting firm located in Wichita, Kansas. From 1991 to 1998 he served as Vice President of Strategic Planning for Thorn Americas, Inc.

Ms. Kondik has served as General Counsel since June 2000, Secretary since January 2001 and Vice President since January 2003. From June 1995 to June 2000, Ms. Kondik served as Sr. Associate General Counsel, Vice-President and Assistant Secretary of Empire Funding Corp. and TMI Financial, Inc., a national sub-prime mortgage lender and servicer.

Mr. Volpe joined the Company in October 2003 as Vice President of EZPAWN Operations. From 2001 to 2003, he was a multi-unit manager for Toys "R" Us in the Chicago Area. Prior to 2001, Mr. Volpe spent ten years in several positions with Montgomery Ward, including the National Director of Hardlines.

Mr. Chism has served as Controller and Assistant Secretary of the Company since August 1999. From 1996 to 1999, Mr. Chism served as Audit Manager for Ernst & Young LLP, where he also served as an audit senior and audit staff member from 1991 to 1995.

COMMITTEES OF THE BOARD

The Board of Directors held five meetings during the year ended September 30, 2006. The Board of Directors has appointed four committees: an Executive Committee, an Audit Committee, a Compensation Committee and a Section 401(k) Plan Committee. The members of the Executive Committee for Fiscal 2006 were Mr. Brinkley, Mr. Rotunda and Mr. Tonissen. The Executive Committee held several informal meetings during Fiscal 2006, and all members attended. The Audit Committee, comprised of Messrs. Roberts, Sage and Matzner, held five meetings in Fiscal 2006. Messrs. Roberts and Sage attended all Audit Committee meetings, and Mr. Matzner attended four of the five meetings. All audit committee members are independent directors and are financially literate. Mr. Roberts is the committee's chairman and is an "audit committee financial expert" as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934. The Compensation Committee, comprised of Mr. Sage and Mr. Roberts, held two formal meetings and several informal meetings during Fiscal 2006. All actions taken by the committee during the year were by Written Unanimous Consent. The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen. Both members attended the one informal meeting held by the 401(k) Committee during Fiscal 2006. All Fiscal 2006 actions of this committee were by Written Unanimous Consents or by board resolutions. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.

The NASDAQ stock market, on which the Company's stock is traded, typically requires registrants' boards to utilize a nominating committee to nominate prospective members of the board. EZCORP is a controlled company, with all its voting stock controlled by one individual. Accordingly, the Company is exempt from the requirement to have a nominating committee, and its directors are elected by its voting shareholder.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based primarily on statements received from officers and directors and a review of the relevant Forms 3, 4 and 5, all officers, directors and beneficial owners of more than ten percent of any class of equity securities were timely throughout the fiscal year in filing all reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table presents compensation earned for services during Fiscal 2004, 2005 and 2006 by the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers whose total annual compensation exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                   Long Term
                                                                                 Compensation
                                                    Annual Compensation           Restricted
                                            ----------------------------------       Stock        All other
                                                    Salary    Bonus     Other       Awards      Compensation
Name and Principal Position                 Year     ($)       ($)       ($)          ($)          ($)(1)
---------------------------                 ----   -------   -------   -------   ------------   ------------
Sterling B. Brinkley                        2004   473,077    22,650   759,847           --         3,238
Chairman of the Board (5)                   2005   497,650        --        --           --         1,625
                                            2006   581,915        --        --           --         3,720

Joseph L. Rotunda                           2004   522,885   787,500   414,298      586,200         3,378
President, Chief Executive Officer and      2005   575,481   721,875        --           --         1,912
Director (2) (3)                            2006   630,590   952,500        --           --         3,720

Dan N. Tonissen                             2004   272,500   170,898        --           --         2,327
Senior Vice President, Chief Financial      2005   289,346   165,300        --           --         1,086
Officer, Assistant Secretary and Director   2006   304,423   198,250        --           --         3,404

Robert A. Kasenter                          2004   160,000    78,000        --           --         1,364
Senior Vice President of                    2005   188,846   100,244        --           --           722
Administration                              2006   223,654   146,250        --           --         2,511

Eric Fosse                                  2004        --        --        --           --            --
Vice President of EZMONEY                   2005   168,269    78,313   150,437           --           665
   Operations (4)                           2006   194,231    92,869        --           --         2,176

Michael Volpe                               2004   152,615    77,040    97,858           --         1,353
Vice President of EZPAWN Operations (4)     2005   166,250    57,276    41,458           --           633
                                            2006   169,865    79,688        --           --         1,897

(1) This category includes the value of any life insurance and disability premiums paid on behalf of the named executive.

(2) On January 15, 2004, Mr. Rotunda was awarded 180,000 shares of restricted Class A Common Stock with a fair value of $0.6 million on that date. The Company also agreed to reimburse Mr. Rotunda for the income tax consequences of the award. The restriction requires Mr. Rotunda to remain employed by the Company until January 1, 2009 at which time any unvested shares will vest. The shares are subject to earlier vesting based on the occurrence of certain objectives. 60,000 shares vested on January 15, 2005 based on the achievement of certain of those objectives. As of September 30, 2006, the market value of the 180,000 shares was $2.3 million.

(3) Mr. Rotunda's Other Annual Compensation in 2004 includes $336,223 for payment of taxes related to the restricted stock award, $51,272 expenses related to a country club membership plus taxes, and $26,803 for auto allowance plus taxes.

(4) Mr. Fosse's and Mr. Volpe's Other Annual Compensation is for relocation to Austin, Texas.

(5) Mr. Brinkley's 2004 Other Annual Compensation includes $746,163 for payment of taxes related to the restricted stock award on September 17, 2003 and the 2004 forgiveness of interest pursuant to a note receivable from Mr. Brinkley.

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

INSIDER NOTES

In 1994, the Company loaned a former chief executive ("CEO") $729,113 to purchase 150,000 shares of Class A Common Stock. The loan was shown as a reduction of stockholders' equity. In connection with his separation from the Company in 2000, the maturity date of the loan was extended to the earlier of
(a) ten business days following the first day that the closing price for the Company's stock equals or exceeds $3.33 per share, or (b) August 1, 2005. On January 16, 2004 the Company's stock closed at $3.45 thereby accelerating the due date of the note. The former CEO defaulted in the payment of the note after it became due. On September 22, 2004, the Company obtained a judgment confirming an arbitration award on the note in the amount of $969,399 (principal of $729,113 and accrued interest of $240,286) plus post-judgment interest. On October 19, 2004, the former CEO filed a Chapter 7 bankruptcy seeking to discharge all of his debts including the debt represented by the judgment. A full valuation allowance has been recorded for the note, as its collection is doubtful.

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

Under the terms of Mr. Brinkley's $1.5 million loan, as amended, the loan principal would have been forgiven if, prior to its October 1, 2005 maturity date, a stock price target of $9.42 had been attained. Mr. Brinkley repaid his note in full in September 2005. Accrued interest was forgiven based upon continued employment, and the Company was required to reimburse Mr. Brinkley for the income tax consequences of the interest forgiveness. Charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $41,000 and $60,000 in Fiscal 2004 and 2005.

DIRECTOR COMPENSATION

The table below summarizes payments made to outside directors during Fiscal
2006:

                                        Compensation     Audit
                                          Committee    Committee
         Name           Board Service       Chair        Chair       Total
         ----           -------------   ------------   ---------   --------
Gary C. Matzner            $ 56,000        $   --        $   --    $ 56,000
Thomas C. Roberts (a)        56,000            --         8,000      64,000
Richard D. Sage              56,000         5,000            --      61,000
                           --------        ------        ------    --------
                           $168,000        $5,000        $8,000    $181,000
                           ========        ======        ======    ========

(a) Excludes a $4,500 reimbursement from Mr. Roberts for an over payment in Fiscal 2005.

The Company had no other outside directors during Fiscal 2006.

STOCK OPTIONS

On November 5, 1998, the Compensation Committee of the Board of Directors approved the grant of 1,050,000 options to Mr. Brinkley and 300,000 options to Mr. Tonissen that remain outstanding. The options are exercisable at $3.33 per share, vest on October 6, 2008 and have a contractual life of ten years. If any of these options fail to qualify as incentive options under the Internal Revenue Code, the Company has agreed to pay a bonus to each optionee at the time and in the amount of any resulting tax savings realized by the Company.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 1,710,000 options to executive officers, exercisable at $0.86 per share, and, except as discussed below, vesting on October 20, 2008. As of September 30, 2006, 405,000 of these options remained outstanding, 405,000 options have been canceled due to employee termination and 900,000 options have been exercised. The terms of this grant provide for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004 and 2005. As of September 30, 2006, 405,000 options are exercisable.

On September 17, 2003, the Compensation Committee of the Board of Directors approved a grant of 300,000 options to Mr. Brinkley, exercisable at $2.09 per share. Forty percent of these options vested on September 15, 2004, and the remaining 60% vested on September 15, 2005.

On January 15, 2004, the Compensation Committee of the Board of Directors approved a grant of 972,000 options to key individuals exercisable at $3.26 per share, and except as discussed below, vesting on January 1, 2009. An additional grant under the same conditions was granted on April 19, 2004 at an exercise price of $3.53 per share. As of September 30, 2006, 591,000 of these options remained outstanding, 172,500 options have been canceled due to employee termination and 261,000 options have been exercised. As of September 30, 2006, 63,000 options are exercisable. The terms of the grant provide for accelerated vesting upon achievement of certain objectives.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Named Executive Officers received no option or SAR grants in the fiscal year ended September 30, 2006.

AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning the exercise of stock options (or tandem SARs) and freestanding SARs in Fiscal 2006 and the value of unexercised options and SARs held by each of the Named Executive Officers at the end of the Company's last fiscal year.

                                Shares                    Number of Securities       Value of Unexercised
                               Acquired                  Underlying Unexercised          In-the-Money
                                  On         Value          Options/SARs at             Options/SARs at
                               Exercise    Realized            FY-End (#)                FY-End ($)(1)
Name                              (#)         ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
----                           --------   ----------   -------------------------   -------------------------
Sterling B. Brinkley
Chairman of the Board                --   $       --      300,000 / 1,050,000       $3,241,000 / $10,038,000

Joseph L. Rotunda
President, Chief Executive
Officer and Director            870,000   $6,546,875             0 / 0                      $0 / $0

Dan N. Tonissen
Senior Vice President, Chief
Financial Officer, Assistant
Secretary and Director          183,000   $1,933,335       255,000 / 432,000        $3,069,350 / $4,171,120

Robert A. Kasenter
Senior Vice President of
Administration                  105,000   $  534,533          0 / 150,000               $0 / $1,500,800

Eric Fosse
Vice President of EZMONEY
Operations                       24,000   $  167,152           0 / 36,000                $0 / $360,000

Michael Volpe
Vice President of EZPAWN
Operations                       84,000   $  839,400          0 / 156,000               $0 / $1,549,520

(1) Values stated are based upon the closing price of $12.89 per share of the Company's Class A Common Stock on The NASDAQ Stock Market on September 29, 2006, the last trading day of the fiscal year.

COMPENSATION PURSUANT TO PLANS

STOCK INCENTIVE PLAN

On November 5, 1998, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 1998 Incentive Plan (the "1998 Plan"). The 1998 Plan provided for (i) the granting of incentive stock options to purchase Class A Common Stock, (ii) the granting of nonqualified stock options to purchase Class A Common Stock, (iii) the granting of stock appreciation rights ("SARs"), and (iv) the granting of limited stock appreciation rights ("LSARs"). Currently, no more options, SARs or LSARs may be granted under the 1998 Plan.

The 1998 Plan provided for the issuance of shares for stock option awards of up to 3,825,000 of the Company's Class A Common Stock. As of September 30, 2006, the Company had 1,905,000 active options outstanding to executive officers under the 1998 Plan at prices ranging from $0.67 to $3.33. Of these options, 484,200 are vested. As of Fiscal 2006, 1,953,000 options have been exercised.

On October 30, 2002, the Compensation Committee of the Board of Directors approved a grant of 1,710,000 options to executive officers, exercisable at $0.86 per share and, except as discussed below, vesting on October 20, 2008. As of September 30, 2006, 405,000 of these options remained outstanding, 405,000 options have been canceled due to employee termination and 900,000 options have been exercised. The terms of this grant provides for accelerated vesting upon achievement of certain income levels for years ending September 30, 2003, 2004 and 2005. As of September 30, 2006, 405,000 options are exercisable.

On September 17, 2003, the Compensation Committee of the Board of Directors approved the adoption of the EZCORP, Inc. 2003 Incentive Plan (the "2003 Plan"). The 2003 Plan permitted grants of the same types of options, SARs and LSARs as the 1998 Plan and provided for stock option awards of up to 2,700,000 of the Company's Class A Common Stock. Currently, no more options, SARs or LSARs may be granted under the 2003 Plan. As of September 30, 2006, the Company had 903,000 active options outstanding to executive officers under the 2003 Plan at prices ranging from $1.97 to $4.05. Of these options, 324,600 are vested. As of Fiscal 2006, 279,000 options have been exercised.

Also, on September 17, 2003, the Board of Directors approved an award of 375,000 shares of restricted stock to the Chairman of the Board. The closing price of the Company's stock on September 17, 2003 was $2.09. The restriction required that Mr. Brinkley remain employed with the Company through September 17, 2005. The Company also agreed to reimburse Mr. Brinkley for the income tax consequences that resulted from the award.

On January 15, 2004, the Board of Directors approved an award of 180,000 shares of restricted stock to the Company's Chief Executive Officer valued at $0.6 million. The shares will vest on January 1, 2009, provided he remains continuously employed by the Company through the vesting date. The shares are subject to earlier vesting based on the occurrence of certain objectives. The Company also agreed to reimburse him for the income tax consequences resulting from the award.

The options, SARs, and LSARs from all plans are not transferable except by will and by the laws of descent and distribution, and under other limited circumstances. The plans intended to be qualified under Securities and Exchange Commission Rule 16b-3 which generally exempts certain option grants and certain stock or cash awards from the provisions of Section 16(b) under the Securities Exchange Act of 1934.

401(K) PLAN

On June 6, 1991, the Company adopted the EZCORP, Inc. 401(k) Plan (the "401(k) Plan"), a savings and profit sharing plan intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan, employees of the Company may contribute to the plan up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. The Company may match 25% of an employee's contributions up to 6% of his compensation. Employer contributions may be made in the form of Class A Common Stock. Contribution expense related to the 401(k) Plan for 2006 was approximately $54,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has appointed a Compensation Committee currently comprised of Mr. Sage and Mr. Roberts. Mr. Sage serves as a director and is also a member of the Audit Committee of the Board of Directors. Mr. Roberts serves as a director and is the Chairman of the Audit Committee of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Phillip Ean Cohen indirectly controls the Company through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership ("MS Pawn"), which owns 100% of the Class B Voting Common Stock of the Company. The table below sets forth information regarding the beneficial ownership of the Company's Common Stock as of October 31, 2006 for (i) each of the Company's current directors, (ii) each of the Named Executive Officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of the Company's voting securities, and (iv) all current officers and directors as a group.

                                        Class A Non-Voting       Class B Voting
                                           Common Stock           Common Stock
      Name and Address of the         ---------------------   -------------------    Voting
        Beneficial Owners(a)            Number      Percent     Number    Percent   Percent
      -----------------------         ---------     -------   ---------   -------   -------
MS Pawn Limited Partnership (b) (g)   2,998,548(h)  7.39%(h)  2,982,393     100%      100%
MS Pawn Corporation
Phillip Ean Cohen
1901 Capital Parkway
Austin, Texas 78746

Sterling B. Brinkley (c)                671,520     1.77%            --      --        --
9 Morgan Lane
Locust Valley, New York 11560

Joseph L. Rotunda (d)                   615,552     1.64%            --      --        --
1901 Capital Parkway
Austin, TX 78746

Dan N. Tonissen (e)                     387,000     1.02%            --      --        --
1901 Capital Parkway
Austin, Texas 78746

Gary C. Matzner (l)                      22,200     0.06%            --      --        --
2601 S. Bayshore Dr.
Miami, Florida 33133

Thomas C. Roberts (n)                    30,000     0.08%            --      --        --
1901 Capital Parkway
Austin, Texas 78746

Richard D. Sage (m)                      18,693     0.05%            --      --        --
13636 Deering Bay Drive
Coral Gables, Florida 33158

Robert A. Kasenter (i)                   15,159     0.04%            --      --        --
1901 Capital Parkway
Austin, Texas 78746

Eric Fosse (j)                               96     0.00%            --      --        --
1901 Capital Parkway
Austin, Texas 78746

Michael Volpe (k)                        12,000     0.03%            --      --        --
1901 Capital Parkway
Austin, Texas 78746

All officers and directors as a
group (b) (f)                         2,110,494     5.48%            --      --        --

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

(c) Includes options to acquire 300,000 shares of Class A Common Stock at $2.09 per share and warrants to acquire 3,573 shares of Class A Common Stock at $2.06 per share. Does not include options to acquire 1,050,000 shares of Class A Common Stock at $3.33 per share, none of which are currently exercisable. Does not include 675,000 shares of restricted stock.

(d)  Does not include 1,065,000 shares of restricted stock.

(e) Includes options to acquire 12,000 shares of Class A Common Stock at $0.67 per share and 255,000 shares of Class A Common Stock at $0.86 per share. Does not include options to acquire 300,000 shares of Class A Common Stock at $3.33 per share and 120,000 shares of Class A Common Stock at $3.26 per share, none of which are currently exercisable. Does not include 30,000 shares of restricted stock.

(f) Includes 13 persons' options to acquire 928,800 shares of Class A Common Stock at prices ranging from $0.67 to $5.35 per share and warrants to acquire 3,666 shares of Class A Common Stock at $2.06 per share.

(g) Includes warrants for 12,279 shares of Class A Common Stock, warrants for 12,222 shares of Class B Common Stock held by MS Pawn, and warrants for 3,876 shares of Class A Common Stock held by Mr. Cohen.

(h) The number of shares and percentage reflect Class A Common Stock and warrants, together with Class B Common Stock and warrants, which are convertible to Class A Common Stock.

(i) Does not include options to acquire 30,000 shares of Class A Common Stock at $1.41 per share or 120,000 shares of Class A Common Stock at $3.26 per share, none of which are currently exercisable. Does not include 30,000 shares of restricted stock.

(j) Does not include options to acquire 36,000 shares of Class A Common Stock at $2.89 per share that are not currently exercisable. Does not include 12,000 shares of restricted stock.

(k) Includes options to acquire 12,000 shares of Class A Common Stock at $1.97 per share. Does not include options to acquire 24,000 shares of Class A Common Stock at $1.97 per share, or 120,000 shares of Class A Common Stock at $3.26 per share, none of which are currently exercisable.

(l) Includes options to acquire 1,800 shares of Class A Common Stock at $0.86 per share and 15,000 shares of Class A Common Stock at $5.35 per share. Does not include options to acquire 1,800 shares of Class A Common Stock at $0.86 per share or 15,000 shares of Class A Common Stock at $12.60 per share, none of which are currently exercisable.

(m) Includes options to acquire 1,800 shares of Class A Common Stock at $0.67 per share, 1,800 shares of Class A Common Stock at $0.86 per share, 15,000 shares of Class A Common Stock at $5.35 per share and warrants to acquire 93 shares of Class A Common Stock at $2.06 per share. Does not include options to acquire 1,800 shares of Class A Common Stock at $0.86 per share or 15,000 shares of Class A Common Stock at $12.60 per share, none of which are currently exercisable.

(n) Includes options to acquire 15,000 shares of Class A Common Stock at $4.76 per share and 15,000 shares of Class A Common Stock at $5.35 per share. Does not include options to acquire 15,000 shares of Class A Common Stock at $12.60 per share, which are currently not exercisable.

Securities authorized under equity compensation plans as of September 30, 2006, were as follows:

                                                                        Number of Securities Remaining
                            Number of Securities    Weighted Average    Available for Future Issuance
                                to be Issued       Exercise Price of   Under Equity Compensation Plans
                              Upon Exercise of        Outstanding      (Excluding Securities Reflected
                             Outstanding Options         Option                 in Column (a))
      Plan Category                  (a)                  (b)                        (c)
      -------------         --------------------   -----------------   -------------------------------
Equity compensation plans
   approved by security
   holders                        3,374,670              $2.83                    2,205,000

Equity compensation plans
   not approved by
   security holders                      --                 --                           --
                                  ---------              -----                    ---------
Total                             3,374,670              $2.83                    2,205,000
                                  =========              =====                    =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of October 1, 2004, the Company entered into a financial advisory services agreement with Madison Park, L.L.C. ("Madison Park"), an affiliate of the controlling stockholder. The agreement requires Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury and other advisory services for a monthly fee of $100,000, inclusive of most expenses. The Madison Park agreement has a three-year term and the Company has the right to terminate the agreement at any time. Madison Park can terminate only at the end of any one of the Company's fiscal years. In Fiscal 2005 and 2006, total payments to Madison Park amounted to $1,200,000 annually.

Pursuant to the terms of a financial advisory services agreement, Morgan Schiff & Co., Inc. ("Morgan Schiff"), an affiliate of the general partner of the controlling stockholder, provided financial advisory services similar to those now provided by Madison Park through October 1, 2004. In Fiscal 2004, the Company paid $802,000 to Morgan Schiff. As a result of entering the agreement with Madison Park, the Company elected not to renew its financial advisory services agreement with Morgan Schiff at October 1, 2004. Philip E. Cohen is a principal in Morgan Schiff, Madison Park and the general partner of the controlling stockholder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by BDO Seidman, LLP during the years ended September 30, 2005 and 2006 are:

                                            Years Ended September 30,
                                            -------------------------
                                                 2005       2006
                                               --------   --------
Audit fees:
   Audit of financial statements               $246,145   $207,356
   Audit pursuant to section 404 of the
      Sarbanes-Oxley Act                        200,000    259,831
   Quarterly reviews and other audit fees        69,453     68,522
                                               --------   --------
Total audit fees                                515,598    535,709

Audit related fees                               16,033     15,862
Tax fees                                             --         --
All other fees                                    6,440         --
                                               --------   --------
   Total fees for services                     $538,071   $551,571
                                               ========   ========

At September 30, 2005, the Company estimated the total costs it expected for its financial statement audit and its section 404 audit for the above disclosure, as total billings had not yet been received by the time it filed its 2005 annual report. Included in the 2006 figures above is $12,956 related to the 2005 audit of financial statements and $70,831 related to the 2005 section 404 audit. Also included in the 2006 figures is the Company's estimated total cost for the 2006 audits, as final billings have not yet been received for those audits.

The Audit Committee of the Company's Board of Directors has adopted a policy of pre-approving all fees to be paid to the Company's independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO Seidman, LLP, as appropriate, was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

     Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of September 30, 2005 and 2006

     Consolidated Statements of Operations for each of the three years in the period ended September 30, 2006

     Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2006

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2006

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

(3)  Listing of Exhibits (included herein)

     (b) Through the fourth quarter ended September 30, 2006, the Company filed the following Current Reports on Form 8-K: Four dated November 10, 2005, January 24, 2006, April 25, 2006, and July 25, 2006 reporting the issuance of a press release regarding its results of operations for the fiscal quarters ended September 30, 2005, December 31, 2005, March 31, 2006, and June 30, 2006; One dated October 1, 2005 describing the Senior Management Incentive Compensation Program; One dated December 1, 2005 announcing the formation of a supplemental executive retirement plan; Once dated March 6, 2006 announcing the termination of relationship with an independent lender related to the Company's credit services; One dated April 11, 2006 announcing the execution of credit service agreements with independent lenders; One dated April 17, 2006 to report the issuance of a press release increasing expected quarterly earnings; And one dated September 21, 2006 (amended September 29, 2006) announcing the adoption of a new stock compensation plan and a grant of restricted shares under that plan.

                          EZCORP, INC. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION ACCOUNTS
                                  (In millions)

                                                                  ADDITIONS
                                             Balance at   ------------------------                 Balance
                                              Beginning   Charged to    Charged to                  at End
Description                                   of Period     Expense    Other Accts   Deductions   of Period
-----------                                  ----------   ----------   -----------   ----------   ---------
Allowance for valuation of inventory:
Year ended September 30, 2004 ............      $1.8        $(0.3)         $--          $ --         $1.5
                                                ----        -----          ---          ----         ----
Year ended September 30, 2005 ............      $1.5        $ 0.4          $--          $ --         $1.9
                                                ----        -----          ---          ----         ----
Year ended September 30, 2006 ............      $1.9        $ 0.9          $--          $ --         $2.8
                                                ----        -----          ---          ----         ----
Allowance for uncollectible pawn service
   charges receivable:
Year ended September 30, 2004 ............      $6.3        $ 0.7          $--          $ --         $7.0
                                                ----        -----          ---          ----         ----
Year ended September 30, 2005 ............      $7.0        $ 0.6          $--          $ --         $7.6
                                                ----        -----          ---          ----         ----
Year ended September 30, 2006 ............      $7.6        $  --          $--          $2.9         $4.7
                                                ----        -----          ---          ----         ----
Allowance for losses on payday loans:
Year ended September 30, 2004 ............      $0.2        $ 8.1          $--          $7.8         $0.5
                                                ----        -----          ---          ----         ----
Year ended September 30, 2005 ............      $0.5        $ 6.6          $--          $7.0         $0.1
                                                ----        -----          ---          ----         ----
Year ended September 30, 2006 ............      $0.1        $ 2.3          $--          $2.2         $0.2
                                                ----        -----          ---          ----         ----
Allowance for valuation of deferred
   tax assets:
Year ended September 30, 2004 ............      $ --        $  --          $--          $ --         $ --
                                                ----        -----          ---          ----         ----
Year ended September 30, 2005 ............      $ --        $  --          $--          $ --         $ --
                                                ----        -----          ---          ----         ----
Year ended September 30, 2006 ............      $ --        $ 0.4          $--          $ --         $0.4
                                                ----        -----          ---          ----         ----

LISTING OF EXHIBITS

See Exhibit Index immediately following signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.

December 13, 2006


By: /s/ Joseph L. Rotunda
    ---------------------------------
    (Joseph L. Rotunda)
    (President, Chief Executive
    Officer & Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                  Title                          Date
              ---------                                  -----                          ----


/s/ Sterling B. Brinkley                Chairman of the Board                    December 13, 2006
-------------------------------------
Sterling B. Brinkley


/s/ Joseph L. Rotunda                   President, Chief Executive               December 13, 2006
-------------------------------------   Officer & Director
Joseph L. Rotunda                       (Principal Executive Officer)


/s/ Dan N. Tonissen                     Senior Vice President, Chief             December 13, 2006
-------------------------------------   Financial Officer, Assistant Secretary
Dan N. Tonissen                         & Director (Principal Financial and
                                        Accounting Officer)


/s/ Gary C. Matzner                     Director                                 December 13, 2006
-------------------------------------
Gary C. Matzner


/s/ Richard D. Sage                     Director                                 December 13, 2006
-------------------------------------
Richard D. Sage


/s/ Thomas C. Roberts                   Director                                 December 13, 2006
-------------------------------------
Thomas Roberts

                                  EXHIBIT INDEX

                                                            Page Number if
Number                   Description                         Filed herein            Incorporated by Reference to
------                   -----------                        --------------           ----------------------------
3.1      Amended and Restated Certificate of                                 Exhibit 3.1 to the Registration Statement
         Incorporation of the Company                                        on Form S-1 effective August 23, 1991
                                                                             (File No. 33-41317)

3.1A     Certificate of Amendment to Certificate of                          Exhibit 3.1A to the Registration Statement
         Incorporation of the Company                                        on Form S-1 effective July 15, 1996
                                                                             (File No. 33-41317)

3.1B     Amended Certificate of Incorporation of the                         N/A
         Company *

3.2      Bylaws of the Company.                                              Exhibit 3.2 to the Registration Statement
                                                                             on Form S-1 effective August 23, 1991
                                                                             (File No. 33-41317)

3.3      Amendment to the Bylaws.                                            Exhibit 3.3 to Registrant's Quarterly
                                                                             Report on Form 10-Q for the quarter ended
                                                                             June 30, 1994
                                                                             (File No. 0-19424)

3.4      Amendment to the Certificate of Incorporation of                    Exhibit 3.4 to Registrant's Annual Report
         the Company.                                                        on Form 10-K for the year ended September
                                                                             30, 1994
                                                                             (File No. 0-19424)

3.5      Amendment to the Certificate of Incorporation of                    Exhibit 3.5 to Registrant's Annual Report
         the Company                                                         on Form 10-K for the year ended September
                                                                             30, 1997

3.6      Amendment to the Certificate of Incorporation of                    Exhibit 3.6 to Registrant's Quarterly
         the Company                                                         Report on Form 10-Q for the quarter ended
                                                                             March 31, 1998

4.1      Specimen of Class A Non-voting Common Stock                         Exhibit 4.1 to the Registration Statement
         certificate of the Company.                                         on Form S-1 effective August 23, 1991
                                                                             (File No. 33-41317)

10.2     Omitted                                                             N/A

10.3     Omitted                                                             N/A

10.4     Omitted                                                             N/A

10.5     Security Agreement executed by EZPAWN Texas,                        Exhibit 10.5 to Registrant's Annual Report
         Inc. (substantially the same agreement also was                     on Form 10-K for the year ended September
         executed by EZPAWN Oklahoma, Inc.; EZPAWN                           30, 1992
         Mississippi, Inc.; EZPAWN Arkansas, Inc.; EZPAWN                    (File No. 0-19424)
         Colorado, Inc.; EZPAWN Alabama, Inc.; EZPAWN
         Tennessee, Inc.; and Houston Financial
         Corporation).

10.6     Guaranty Agreement executed by EZPAWN Texas,                        Exhibit 10.6 to Registrant's Annual Report
         Inc. (substantially the same agreement also was                     on Form 10-K for the year ended September
         executed by EZPAWN Oklahoma, Inc.; EZPAWN                           30, 1992
         Mississippi, Inc.; EZPAWN Arkansas, Inc.; EZPAWN                    (File No. 0-19424)
         Colorado, Inc.; EZPAWN Alabama, Inc.; EZPAWN
         Tennessee, Inc.; and Houston Financial
         Corporation).

10.7     Omitted                                                             N/A

10.8     Omitted                                                             N/A

10.9     Omitted                                                             N/A

10.10    Letter agreement executed December 20, 1990                         Exhibit 10.10 to the Registration Statement
         between Morgan Schiff & Co., Inc. ("Morgan                          on Form S-1 effective August 23, 1991
         Schiff") and the Company.                                           (File No. 33-41317)

10.11    Stock Purchase Agreement between the Company,                       Exhibit 10.11 to the Registration Statement
         Courtland L. Logue, Jr., Courtland L. Logue,                        on Form S-1 effective August 23, 1991
         Sr., James D. McGee, M. Frances Spears, Porter                      (File No. 33-41317)
         A. Stratton and Steve A. Stratton dated as of
         May 18, 1989.

10.12    Capitalization and Subscription Agreement                           Exhibit 10.12 to the Registration Statement
         between MS Pawn Limited Partnership ("MS Pawn")                     on Form S-1 effective August 23, 1991
         and the Company, dated as of July 25, 1989.                         (File No. 33-41317)

10.13    Omitted                                                             N/A

10.14    Omitted                                                             N/A

10.15    Omitted                                                             N/A

10.16    Omitted                                                             N/A

10.17    Omitted                                                             N/A

10.18    Warrant Certificate issued by the Company to MS                     Exhibit 10.18 to the Registration Statement
         Pawn on July 25, 1989.                                              on Form S-1 effective August 23, 1991
                                                                             (File No. 33-41317)

10.19    Amendment to the Stock Purchase Agreement dated                     Exhibit 10.19 to the Registration Statement
         as of June 19, 1989 Between the Company and the                     on Form S-1 effective August 23, 1991
         Stockholders of the Predecessor Company.                            (File No. 33-41317)

10.20    Second Amendment to Stock Pur- chase Agreement                      Exhibit 10.20 to the Registration Statement
         dated as of April 20, 1990 between the Company                      on Form S-1 effective August 23, 1991
         and the Stockholders of the Predecessor Company.                    (File No. 33-41317)

10.21    Omitted                                                             N/A

10.22    Omitted                                                             N/A

10.23    Omitted                                                             N/A

10.24    Omitted                                                             N/A

10.25    Omitted                                                             N/A

10.27    Omitted                                                             N/A

10.28    Omitted                                                             N/A

10.29    Omitted                                                             N/A

10.30    Omitted                                                             N/A

10.31    Omitted                                                             N/A

10.32    Omitted                                                             N/A

10.33    Omitted                                                             N/A

10.34    Omitted                                                             N/A

10.35    Stockholders' Agreement dated as of July 25,                        Exhibit 10.35 to the Registration Statement
         1989 between the Com- pany, MS Pawn and                             on Form S-1 effective August 23, 1991
         Courtland L. Logue, Jr.                                             (File No. 33-41317)

10.36    Joinder Agreement to the Stock- Holders'                            Exhibit 10.36 to the Registration Statement
         Agreement dated as of May 1, 1991 between the                       on Form S-1 effective August 23, 1991
         Company MS Pawn, Mr. Kofnovec, Mr. Gary, Mr.                        (File No. 33-41317)
         Ross and Ms. Berger.

10.37    Incentive Stock Option Plan.                                        Exhibit 10.37 to the Registration Statement
                                                                             on Form S-1 effective August 23, 1991
                                                                             (File No. 33-41317)

10.38    401(k) Plan.                                                        Exhibit 10.38 to the Registration Statement
                                                                             on Form S-1 effective August 23, 1991
                                                                             (File No. 33-41317)

10.39    Section 125 Cafeteria Plan.                                         Exhibit 10.39 to the Registration Statement
                                                                             on Form S-1 effective August 23, 1991
                                                                             (File No. 33-41317)

10.40    Omitted                                                             N/A

10.41    Omitted                                                             N/A

10.42    Omitted                                                             N/A

10.43    Omitted                                                             N/A

10.44    Omitted                                                             N/A

10.45    Lease between Logue, Inc. and E-Z Corporation                       Exhibit 10.45 to the Registration Statement
         for real estate located at 1166 Airport                             on Form S-1 effective August 23, 1991
         Boulevard, Austin, Texas, dated July 25, 1989.                      (File No. 33-41317)

10.46    Lease between Logue, Inc. and E-Z Corporation                       Exhibit 10.46 to the Registration Statement
         for real estate located at 5415 North Lamar                         on Form S-1 effective August 23, 1991
         Boulevard, Austin, Texas, dated July 25, 1989                       (File No. 33-41317)

10.47    Agreement of Lease between LDL Partnership and                      Exhibit 10.47 to the Registration Statement
         Logue-Drouin Industries, Inc. for real property                     on Form S-1 effective August 23, 1991
         at 8540 Broadway Blvd., Houston, Texas, dated                       (File No. 33-41317)
         May 3, 1988 and related Assignment of Lease.

10.48    Lease Agreement between C Minus Corporation and                     Exhibit 10.48 to the Registration Statement
         Logue-Drouin Industries, Inc. DBA E-Z Pawn #5                       on Form S-1 effective August 23, 1991
         for real property located at 5209 Cameron Road,                     (File No. 33-41317)
         Austin, Texas, dated December 28, 1987.

10.49    Lease Agreement between Logue, Inc. and E-Z                         Exhibit 10.49 to the Registration Statement
         Corporation for real Property located at 901 E.                     on Form S-1 effective August 23, 1991
         1st St., Austin, Texas, dated July 25, 1989.                        (File No. 33-41317)

10.50    Agreements between the Company and MS Pawn dated                    Exhibit 10.50 to the Registration Statement
         February 18, 1992 for the payment of $1.377                         on Form S-1 effective March 16, 1992
         million of Series A Increasing Rate Senior                          (File No. 33-45807)
         Subordinated Notes held by MS Pawn.

10.51    Agreement Regarding Reservation of Shares.                          Exhibit 10.51 to Registrant's Quarterly
                                                                             Report on Form 10-Q for the quarter ended
                                                                             June 30, 1993
                                                                             (File No. 0-19424)

10.52    Omitted                                                             N/A

10.53    Omitted                                                             N/A

10.54    Omitted                                                             N/A

10.55    Omitted                                                             N/A

10.56    Omitted                                                             N/A

10.57    Omitted                                                             N/A

10.58    Omitted                                                             N/A

10.59    Omitted                                                             N/A

10.60    Loan Agreement between Sterling B. Brinkley and                     Exhibit 10.60 to Registrant's Annual
         the Company dated October 7, 1994 (an identical                     Report on Form 10-K for the year ended
         document exists with respect to Vincent A.                          September 30, 1995
         Lambiase).                                                          (File No. 0-19424)

10.61    Promissory Note between Sterling B. Brinkley and                    Exhibit 10.61 to Registrant's Annual
         the Company in the original principal amount of                     Report on Form 10-K for the year ended
         $1,500,000 attached thereto (an identical                           September 30, 1995
         document exists with respect to Vincent A.                          (File No. 0-19424)
         Lambiase).

10.62    July 1, 1994 Employment Agreement between the                       Exhibit 10.62 to Registrant's Annual Report
         Company and Vincent A. Lambiase and Promissory                      on Form 10-K for the year ended September
         Note in the amount of $729,112.50 in connection                     30, 1995
         therewith.                                                          (File No. 0-19424)

10.63    EZCORP, Inc. Incentive Stock Option Award                           Exhibit 10.63 to Registrant's Annual Report
         Agreement, Employee Form                                            on Form 10-K For the year ended September
                                                                             30,1998
                                                                             (File No.0-19424)

10.64    EZCORP, Inc. Incentive Stock Option Award                           Exhibit 10.64 to Registrant's Annual Report
         Agreement, Executive Form                                           on Form 10-K for the year ended September
                                                                             30, 1998
                                                                             (File No. 0-19424)

10.71    Omitted                                                             N/A

10.72    Omitted                                                             N/A

10.73    Omitted                                                             N/A

10.74    Omitted                                                             N/A

10.75    Omitted                                                             N/A

10.76    Omitted                                                             N/A

10.77    Credit Agreement between the Company and Wells                      Exhibit 10.77 to Registrant's Annual Report
         Fargo Bank (Texas), N.A., as Agent and Issuing                      on Form 10-K for the year ended September
         Bank, re: $110 million Revolving Credit Loan                        30, 1998
                                                                             (File No. 0-19424)

10.78    First Amendment to Credit Agreement Between the                     Exhibit 10.78 to Registrant's Annual Report
         Company and Wells Fargo Bank (Texas), N.A., as                      on Form 10-K for the year Ended September
         Agent and Issuing Bank, re: $110 million                            30, 1999
         Revolving Credit Loan.                                              (File No. 0-19424)

10.79    Second Amendment to Credit Agreement and Waiver                     Exhibit 10.79 to Registrant's Quarterly
         between the Company and Wells Fargo Bank                            Report on Form 10-Q for the quarter ended
         (Texas), N.A., as Agent and Issuing Bank, re:                       March 31, 2000
         $85 million Revolving Credit Loan.                                  (File No. 0-19424)

10.80    Limited Waiver between the Company and Wells                        Exhibit 10.80 to Registrant's Quarterly
         Fargo Bank Texas, N.A., as Agent and Issuing                        Report on Form 10-Q for the quarter ended
         Bank, re: $85 million Revolving Credit Loan.                        June 30, 2000
                                                                             (File No. 0-19424)

10.81    Amended and Restated Credit Agreement between                       Exhibit 10.81 to Registrant's Annual Report
         the Company and Wells Fargo Bank Texas, N.A., as                    on Form 10-K for the year ended September
         Agent and Issuing Bank, re: $85 million Credit                      30, 2000
         Facility.                                                           (File No. 0-19424)

10.82    Waivers of Selected Sections of Credit Agreement                    Exhibit 10.82 to Registrant's Quarterly
         between the Company and Wells Fargo Bank, N.A.,                     Report on Form 10-Q for the quarter ended
         as Agent and Issuing Bank, re: $85 million                          June 30, 2001
         Credit Facility.                                                    (File No. 0-19424)

10.83    First Amendment to Amended and Restated Credit                      Exhibit 10.83 to Registrant's Quarterly
         Agreement between the Company and Wells Fargo                       Report on Form 10-Q for the quarter ended
         Bank, N.A., as Agent and Issuing Bank, re: $85                      June 30, 2001
         million Credit Facility.                                            (File No. 0-19424)

10.84    Second Amendment to Amended and Restated Credit                     Exhibit 10.84 to Registrant's Annual Report
         Agreement between the Company and Wells Fargo                       on Form 10-K for the year ended September
         Bank, N.A., as Agent and Issuing Bank, re: $85                      30, 2001
         million Credit Facility.                                            (File No. 0-19424)

10.85    Third Amendment to Amended and Restated Credit                      Exhibit 10.85 to Registrant's Annual Report
         Agreement between the Company and Wells Fargo                       on Form 10-K for the year ended September
         Bank, N.A., as Agent and Issuing Bank, re: $85                      30, 2001
         million Credit Facility.                                            (File No. 0-19424)

10.86    Fourth Amendment to Amended and Restated Credit                     Exhibit 10.86 to Registrant's Current
         Agreement between the Company and Wells Fargo                       Report on Form 8-K dated September 30, 2002
         Bank, N.A., as Agent and Issuing Bank, re: $85                      (File No. 0-19424)
         million Credit Facility.

10.87    Second Amended and Restated Credit Agreement                        Exhibit 10.87 to Registrant's Current
         between the Company and Wells Fargo Bank Texas,                     Report on Form 8-K dated October 30, 2002
         N.A., as Agent and Issuing Bank, re:                                (File No. 0-19424)
         re-syndication of Credit Facility, with a
         maturity date of March 31, 2005.

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

10.89    Third Amended and Restated Credit Agreement                         Exhibit 10.89 to Registrant's Quarterly
         between the Company and Wells Fargo Bank Texas,                     Report on Form 10-Q for the quarter ended
         N.A., as Agent and Issuing Bank, re: $40 million                    March 30, 2004
         Credit Facility                                                     (File No. 0-19424)

10.90    Amended Charter of the Audit Committee of the                       Exhibit 10.90 to Registrant's Annual Report
         Board of Directors of EZCORP, Inc. dated October                    on Form 10-K for the year ended September
         26, 2004                                                            30, 2004
                                                                             (File No. 0-19424)

10.91    Advisory Services Agreement between EZCORP, Inc.                    Exhibit 10.91 to Registrant's Annual Report
         and Madison Park LLC effective October 1, 2004                      on Form 10-K for the year ended September
                                                                             30, 2004
                                                                             (File No. 0-19424)

10.92    First Amendment to Third Amended and Restated                       Exhibit 10.92 to Registrant's Quarterly
         Credit Agreement between the Company and Wells                      Report on Form 10-Q for the quarter ended
         Fargo Bank, N.A., as Agent and Issuing Bank, re:                    June 30, 2005
         $40 million Credit Facility                                         (File No. 0-19424)

10.93    Second Amendment to Third Amended and Restated                      Exhibit 10.93 to Registrant's Annual Report
         Credit Agreement between the Company and Wells                      on Form 10-K for the year ended September
         Fargo Bank, N.A., as Agent and Issuing Bank, re:                    30, 2005
         $40 million Credit Facility                                         (File No. 0-19424)

10.94    EZCORP Supplemental Executive Retirement Plan                       Exhibit 10.94 to Registrant's Current
         effective December 1, 2005                                          Report on Form 8-K dated November 28, 2005
                                                                             (File No. 0-19424)

10.95    Charter of the Audit Committee of the Board of                      Exhibit 10.95 to Registrant's Annual Report
         Directors of EZCORP, Inc. dated November 8, 2005                    on Form 10-K for the year ended September
                                                                             30, 2005
                                                                             (File No. 0-19424)

10.96    EZCORP Fiscal Year 2006 Incentive Compensation                      Exhibit 10.96 to Registrant's Annual Report
         Plan                                                                on Form 10-K for the year ended September
                                                                             30, 2005
                                                                             (File No. 0-19424)

10.97    Credit Services and Loan Administration                             Exhibit 10.97 to Registrant's Quarterly
         Agreement dated April 11, 2006 between Texas                        Report on Form 10-Q for the quarter ended
         EZPAWN, L.P. and NCP Finance Limited Partnership                    March 31, 2006
                                                                             (File No. 0-19424)

10.98    Guaranty dated April 11, 2006 from EZCORP, Inc                      Exhibit 10.98 to Registrant's Quarterly
         to NCP Finance Limited Partnership                                  Report on Form 10-Q for the quarter ended
                                                                             March 31, 2006
                                                                             (File No. 0-19424)

10.99    Credit Services Organization and Lender                             Exhibit 10.99 to Registrant's Quarterly
         Agreement dated April 12, 2006 between Texas                        Report on Form 10-Q for the quarter ended
         EZMONEY, L.P. and Integrity Texas Funding, L.P.                     March 31, 2006
                                                                             (File No. 0-19424)

10.100   Credit Services Organization and Lender                             Exhibit 10.100 to Registrant's Quarterly
         Agreement dated November 9, 2005 between Texas                      Report on Form 10-Q for the quarter ended
         EZPAWN, L.P. and Integrity Texas Funding, L.P.                      March 31, 2006
                                                                             (File No. 0-19424)

10.101   Credit Services Organization and Lender                             Exhibit 10.101 to Registrant's Quarterly
         Agreement dated November 30, 2005 between Texas                     Report on Form 10-Q for the quarter ended
         EZPAWN Florida, L.P. and Integrity Florida                          March 31, 2006
         Funding, L.P.                                                       (File No. 0-19424)

10.102   Fourth Amended and Restated Credit Agreement                        Exhibit 10.102 to Registrant's Current
         between the Company and Wells Fargo Bank Texas,                     Report on Form 8-K dated October 13, 2006
         N.A., as the Agent and Issuing Bank, re: $40                        (File No. 0-19424)
         million credit facility

10.103   EZCORP Fiscal Year 2007 Incentive Compensation                      N/A
         Plan * +

10.104   EZCORP, Inc. 2006 Incentive Plan. *                                 N/A

16.1     Omitted                                                             N/A

20.1     Omitted                                                             N/A

21.1     Subsidiaries of Registrant.*                                        N/A

23.1     Consent of Independent Registered Public                            N/A
         Accounting Firm.*

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