Form 10-Q
period 2006-12-31
EZCORP INC
filed 2007-02-07
CIK 876523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006	Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2540145 (I.R.S. Employer Identification No.)
1901 Capital Parkway
Austin, Texas 78746
(Address of principal executive offices)
Registrant’s telephone number: (512) 314-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.
As of December 31, 2006, 37,609,689 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	December 31,	December 31,	September 30,
	2006	2005	2006
	(In thousands)
		(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$39,964	$4,270	$29,939
Pawn loans	47,793	47,419	50,304
Payday loans, net	3,273	1,532	2,443
Pawn service charges receivable, net	8,434	8,840	8,234
Credit service fees receivable, net	4,550	3,337	3,954
Payday loan fees receivable, net	591	251	426
Inventory, net	35,235	34,332	35,616
Deferred tax asset	7,150	10,629	7,150
Federal income taxes receivable	—	—	35
Prepaid expenses and other assets	5,786	4,028	3,907

Total current assets	152,776	114,638	142,008

Investment in unconsolidated affiliate	20,317	17,702	19,275
Property and equipment, net	29,881	26,398	29,447
Deferred tax asset, non-current	3,950	4,012	3,749
Other assets, net	3,747	3,610	3,379

Total assets	$210,671	$166,360	$197,858

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$19,689	$16,011	$22,579
Customer layaway deposits	2,103	1,941	1,890
Federal income taxes payable	4,305	4,116	—

Total current liabilities	26,097	22,068	24,469

Deferred gains and other long-term liabilities	3,158	3,515	3,249
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; Authorized 5 million shares; none issued and outstanding	—	—	—
Class A Non-voting Common Stock, par value $.01 per share; Authorized 50 million shares; 37,636,788 issued and 37,609,689 outstanding at December 31, 2006; 35,681,724 issued and 35,654,625 outstanding at December 31, 2005; 37,542,240 issued and 37,515,141 outstanding at September 30, 2006	376	353	375
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	125,687	118,358	124,572
Retained earnings	53,734	21,470	43,973

	179,827	140,211	168,950
Treasury stock, at cost (27,099 shares)	(35)	(35)	(35)
Accumulated other comprehensive income	1,624	601	1,225

Total stockholders’ equity	181,416	140,777	170,140

Total liabilities and stockholders’ equity	$210,671	$166,360	$197,858

See Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2006	2005
	(In thousands, except per share amounts)
Revenues:
Sales	$48,980	$42,353
Pawn service charges	17,962	16,514
Credit service fees	22,027	15,422
Payday loan fees	2,368	1,152
Other	350	329

Total revenues	91,687	75,770

Cost of goods sold	29,823	25,661

Net revenues	61,864	50,109

Operating expenses:
Operations	31,388	26,475
Credit service bad debt	5,204	3,770
Payday loan bad debt	824	604
Administrative	7,527	6,822
Depreciation and amortization	2,298	2,123

Total operating expenses	47,241	39,794

Operating income	14,623	10,315

Interest income	(314)	—
Interest expense	64	222
Equity in net income of unconsolidated affiliate	(645)	(515)
(Gain) loss on sale / disposal of assets	24	(15)

Income before income taxes	15,494	10,623
Income tax expense	5,733	3,867

Net income	$9,761	$6,756

Net income per common share:
Basic	$0.24	$0.17

Diluted	$0.23	$0.17

Weighted average shares outstanding:
Basic	40,549	38,608
Diluted	43,306	40,613
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2006	2005
	(In thousands)
Operating Activities:
Net income	$9,761	$6,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,298	2,123
Payday loan loss provision	824	604
Deferred taxes	(201)	(95)
Net (gain) loss on sale or disposal of assets	24	(15)
Share-based compensation	750	574
Income from investment in unconsolidated affiliate	(645)	(515)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(961)	361
Inventory, net	1	(437)
Prepaid expenses, other current assets, and other assets, net	(1,987)	(2,165)
Accounts payable and accrued expenses	(2,888)	(3,024)
Customer layaway deposits	213	253
Deferred gains and other long-term liabilities	(91)	(82)
Federal income taxes	4,340	3,502

Net cash provided by operating activities	11,438	7,840

Investing Activities:
Pawn loans made	(46,803)	(43,405)
Pawn loans repaid	24,649	24,016
Recovery of pawn loan principal through sale of forfeited collateral	25,045	22,164
Payday loans made	(9,468)	(5,228)
Payday loans repaid	7,814	4,741
Additions to property and equipment	(2,738)	(1,516)
Acquisitions, net of cash acquired	—	(1,590)
Proceeds from sale of assets	—	15

Net cash used in investing activities	(1,501)	(803)

Financing Activities:
Proceeds from exercise of stock options and warrants	177	65
Excess tax benefit from stock-based compensation	189	—
Debt issuance costs	(278)	—
Net payments on bank borrowings	—	(7,000)

Net cash provided by (used in) financing activities	88	(6,935)

Change in cash and equivalents	10,025	102
Cash and equivalents at beginning of period	29,939	4,168

Cash and equivalents at end of period	$39,964	$4,270

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$24,665	$25,072
Foreign currency translation adjustment	$(399)	$161
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2006
Note A: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to an acquired business (described in Note C). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period balances have been reclassified to conform to the current presentation.
Our business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2006 (the “current quarter”) are not necessarily indicative of the results of operations for the full fiscal year.
Note B: Significant Accounting Policies
CONSOLIDATION: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our 28.5% interest in Albemarle & Bond Holdings, plc using the equity method.
STOCK SPLIT: In November 2006, our Board of Directors approved a three-for-one stock split of our two classes of common stock to shareholders of record as of November 27, 2006. The additional shares were distributed on December 11, 2006. All shares and amounts per share in this report have been adjusted to reflect the split.
PAWN LOAN AND SALES REVENUE RECOGNITION: We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two to three months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market (net realizable value) of the property. We record sales revenue and the related cost when this inventory is sold.
CREDIT SERVICE REVENUE RECOGNITION: We earn credit service fees when we assist customers in obtaining a loan from unaffiliated lenders. We accrue the percentage of credit service fees we expect to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default, and increase credit service fee revenue upon collection.
CREDIT SERVICE BAD DEBT: As part of our credit services, we issue a letter of credit to enhance the creditworthiness of our customers seeking loans from an unaffiliated lender. The letter of credit assures the lender that if the borrower defaults on the loan, we will pay the lender, upon demand, the principal and accrued interest owed it by the borrower plus any insufficient funds fee. We consider a loan defaulted if it has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, we charge those amounts to bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. Our credit service bad debt was $5.2 million, or 23.6% of credit service fee revenues for the current quarter. In the prior year quarter, credit service bad debt was $3.8 million, or 24.4% of fees in the period.
CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured at period-end. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to credit service bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At December 31, 2006, the allowance for Expected LOC Losses was $1.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $22.4 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to credit service fee revenue.
PAYDAY LOAN REVENUE RECOGNITION: We accrue fees on the percentage of payday loans we believe to be collectible using the interest method. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
PAYDAY LOAN BAD DEBT: We consider a loan defaulted if it has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, we charge the loan principal to bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of bad debt when collected. Our payday loan bad debt was $0.8 million, or 34.8% of payday loan fees for the current quarter. In the comparable 2006 period (the “prior year quarter”), payday loan bad debt was $0.6 million, or 52.4% of fees in the period.
PAYDAY LOAN ALLOWANCE FOR LOSSES: We also provide an allowance for losses on payday loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge to bad debt any changes in the principal valuation allowance. We record changes in the fee receivable valuation allowance to payday loan fee revenue.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At December 31, 2006, the inventory valuation allowance was $3.1 million, or 8.2% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
INTANGIBLE ASSETS: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1, or more frequently if events or changes in circumstances indicate that they might be impaired. We recognized no impairment of our intangible assets in the current or prior year quarter. We amortize intangible assets with definite lives over their estimated useful lives.
PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $77.7 million at December 31, 2006.
VALUATION OF TANGIBLE LONG-LIVED ASSETS: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; or significant negative industry trends. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. No impairment of tangible long-lived assets was recognized in the current or prior year quarter.
INCOME TAXES: We calculated the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in the period that determination was made. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in the period the determination was made. We evaluate our deferred tax assets quarterly by assessing the need for a valuation allowance, if any. Our valuation allowance was $0.4 million at December 31, 2006.
SHARE-BASED COMPENSATION: We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment.” We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods.
SEGMENTS: We account for our operations in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior to October 1, 2006, we had a single reportable segment. Effective October 1, 2006, we reorganized our operations and internal reporting to manage it as two separate segments. See Note K for further discussion and separate data for each segment.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained upon examination, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FIN 48 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. We must adopt FIN 48 in the fiscal year ending September 30, 2008. We are evaluating the potential effect of FIN 48, but do not expect it to have a material effect on our financial position or results of operations. It will not impact our cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about the use of fair value to measure assets and liabilities. We must adopt SFAS No. 157 in our fiscal year ending September 30, 2009. We are currently evaluating the impact, if any, of SFAS No. 157 on our financial position and results of operations. It will not impact our cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance first applies to our fiscal year ending September 30, 2007. We do not believe SAB No. 108 will have a material impact on our financial position or results of operations. It will not impact our cash flows.
Note C: Acquisitions
In the fiscal year ended September 30, 2006, we acquired three pawnshops, one of which was acquired in the prior year quarter, for a total of $2.2 million. The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisitions were not material.
Note D: Earnings Per Share
We have two classes of common stock and compute earnings per share using the two-class method in accordance with SFAS No. 128, “Earnings Per Share.” The holders of our Class A and Class B common stock have similar rights with the exception of voting rights, so earnings per common share for the two classes of common stock are the same.
We compute basic earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants and restricted stock awards.

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2006	2005
Net income (A)	$9,761	$6,756

Weighted average outstanding shares of common stock (B)	40,549	38,608
Dilutive effect of stock options, warrants, and restricted stock	2,757	2,005

Weighted average common stock and common stock equivalents (C)	43,306	40,613

Basic earnings per share (A/B)	$0.24	$0.17

Diluted earnings per share (A/C)	$0.23	$0.17

Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.
Note E: Investment in Unconsolidated Affiliate
We own 13,276,666 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 29% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. In accordance with United Kingdom regulations, A&B files only semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended December 31, 2006 represents our percentage interest in the results of A&B’s operations from July 1, 2006 to September 30, 2006.
Below is summarized financial information for A&B’s most recently reported results (using average exchange rates for the periods indicated):

	Years ended June 30,
	2006	2005
	(in thousands)
Turnover (gross revenues)	$52,461	$44,620
Gross profit	38,574	32,555
Profit after tax (net income)	8,484	7,539
Note F: Contingencies
From time to time, we are involved in litigation and regulatory actions. We are currently a defendant in several actions. While we cannot determine the ultimate outcome of these actions, after consultation with counsel, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to the ultimate outcome of these actions.
Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the quarters ended December 31, 2006 and 2005 was $10.2 million and $6.6 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At December 31, 2006, the accumulated balance of foreign currency activity excluded from net income was $2.5 million, net of tax of $0.9 million. The net $1.6 million is presented as “Accumulated other comprehensive income” in the balance sheets.

Note H: Long-term Debt
We had no debt at December 31, 2006 and 2005. Effective October 13, 2006, we amended and restated our credit agreement. The amendment extended the maturity date to October 1, 2009 and provided for a $40.0 million revolving credit facility secured by our assets. For any borrowed funds, we may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank’s base rate. On the unused amount of the revolving facility, we also pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated as of the end of each quarter. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	December 31, 2006	December 31, 2005	September 30, 2006
	(In thousands)
Pawn licenses	$1,549	$1,549	$1,549
Goodwill	768	631	768

Total	$2,317	$2,180	$2,317

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	December 31, 2006		December 31, 2005		September 30, 2006
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(265)	$345	$(234)	$345	$(257)
Real estate finders’ fees	556	(315)	554	(298)	556	(311)
Non-compete agreements	398	(283)	388	(262)	398	(277)

Total	$1,299	$(863)	$1,287	$(794)	$1,299	$(845)

Total amortization expense from definite-lived intangible assets was approximately $18,000 and $17,000 in the quarters ended December 31, 2006 and 2005. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2006 (in thousands):

Fiscal Year	Amortization Expense
2007	$69
2008	$68
2009	$59
2010	$44
2011	$38
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

Note J: Common Stock, Warrants, Options, and Share-based Compensation
Our income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R):

	Three Months Ended December 31,
	2006	2005
	(in thousands)
Gross compensation cost	$751	$574
Income tax benefit	(221)	(102)

Share-based compensation cost, net of tax benefit	$530	$472

Stock option and warrant exercises resulted in the issuance of 94,548 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $177,000.
In September 2006, the Compensation Committee of our Board of Directors approved an award of 675,000 shares of restricted stock to our Chairman of the Board, and 945,000 shares of restricted stock to our Chief Executive Officer. The award was effective October 2, 2006. The cumulative market value of the two grants on the award date was $21 million, and 20% of the shares will vest every two years for a ten-year period if certain company performance requirements are achieved. If the bi-annual performance requirements are not met, the unvested shares will be added to subsequent vesting dates. In the event that the performance requirements for vesting are not achieved for any vesting date by the end of our fiscal year ending September 30, 2016, all unvested shares will be forfeited and cancelled.
In September 2006, the Compensation Committee of our Board of Directors approved an award of 137,250 shares of restricted stock to key individuals. The award was effective October 2, 2006. The shares will vest October 2, 2010, and the market value of the restricted stock on the award date was $1.8 million.
In November 2006, our Board of Directors approved a three-for-one stock split of our two classes of common stock to shareholders of record as of November 27, 2006. The additional shares were distributed on December 11, 2006. Shares and amounts per share in this report have been adjusted retroactively to reflect the split.

Note K: Operating Segment Information
Prior to October 1, 2006, we had a single reportable segment. Effective October 1, 2006, we reorganized our business and internal reporting to manage it as two reportable segments with operating results reported separately for each segment. The two reportable segments are:
•	EZPAWN Operations: This segment offers pawn loans and related sales in all 281 of our EZPAWN stores and offers signature loans in seven EZMONEY stores and 82 of our EZPAWN stores.

•	EZMONEY Operations: This segment offers signature loans in 333 of our EZMONEY stores.
There are no inter-segmental revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the periods indicated:

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)
Three Months Ended December 31, 2006:
Revenues:
Sales	$48,980	$—	$48,980
Pawn service charges	17,962	—	17,962
Credit service fees	577	21,450	22,027
Payday loan fees	355	2,013	2,368
Other	350	—	350

Total revenues	68,224	23,463	91,687

Cost of goods sold	29,823	—	29,823

Net revenues	38,401	23,463	61,864

Operating expenses:
Operations expense	21,736	9,652	31,388
Credit service bad debt	209	4,995	5,204
Payday loan bad debt	143	681	824

Total direct expenses	22,088	15,328	37,416

Store operating income	$16,313	$8,135	$24,448

Three Months Ended December 31, 2005:
Revenues:
Sales	$42,353	$—	$42,353
Pawn service charges	16,514	—	16,514
Credit service fees	221	15,201	15,422
Payday loan fees	440	712	1,152
Other	329	—	329

Total revenues	59,857	15,913	75,770

Cost of goods sold	25,661	—	25,661

Net revenues	34,196	15,913	50,109

Operating expenses:
Operations expense	20,712	5,763	26,475
Credit service bad debt	99	3,671	3,770
Payday loan bad debt	239	365	604

Total direct expenses	21,050	9,799	30,849

Store operating income	$13,146	$6,114	$19,260

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended December 31,
	2006	2005
	(in thousands)
Consolidated store operating income	$24,448	$19,260
Depreciation and amortization	2,298	2,123
Administrative expenses	7,527	6,822
Interest income	(314)	—
Interest expense	64	222
Equity in net income of unconsolidated affiliate	(645)	(515)
(Gain) loss on sale / disposal of assets	24	(15)

Consolidated income before income taxes	$15,494	$10,623

The following table presents separately identified segment assets:

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)
Assets at December 31, 2006:
Pawn loans	$47,793	$—	$47,793
Payday loans, net	560	2,713	3,273
Inventory, net	35,235	—	35,235

Total separately identified recorded segment assets	$83,588	$2,713	$86,301

Brokered loans outstanding from unaffiliated lenders	$591	$20,448	$21,039

Assets at December 31, 2005:
Pawn loans	$47,419	$—	$47,419
Payday loans, net	527	1,005	1,532
Inventory, net	34,332	—	34,332

Total separately identified recorded segment assets	$82,278	$1,005	$83,283

Brokered loans outstanding from unaffiliated lenders	$453	$15,051	$15,504

Assets at September 30, 2006:
Pawn loans	$50,304	$—	$50,304
Payday loans, net	513	1,930	2,443
Inventory, net	35,616	—	35,616

Total separately identified recorded segment assets	$86,433	$1,930	$88,363

Brokered loans outstanding from unaffiliated lenders	$553	$17,657	$18,210
Brokered loans outstanding from unaffiliated lenders are not recorded as an asset on our balance sheet in accordance with generally accepted accounting principles. We do not own a participation in the loans made by these lenders. We monitor the principal balance of these loans, as our credit service fees and bad debt are directly related to their volume due to the letters of credit we issue to secure these amounts. The balance shown above is the gross principal balance of the loans outstanding.
Prior to October 1, 2006, we evaluated possible impairments of goodwill on a company-wide basis because we had a single reportable segment. With the introduction of separate segment information in the current quarter, we re-evaluated possible goodwill impairments by segment, and identified none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this section of this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this section and throughout this report.
First Quarter Ended December 31, 2006 vs. First Quarter Ended December 31, 2005
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2006 and 2005 (“current quarter” and “prior year quarter”):

	Three Months Ended December 31,		Percentage
	2006	2005	Change
	(Dollars in thousands)
Net revenues:
Sales	$48,980	$42,353	15.6%
Pawn service charges	17,962	16,514	8.8%
Credit service fees	22,027	15,422	42.8%
Payday loan fees	2,368	1,152	105.6%
Other	350	329	6.4%

Total revenues	91,687	75,770	21.0%
Cost of goods sold	29,823	25,661	16.2%

Net revenues	$61,864	$50,109	23.5%

Net income	$9,761	$6,756	44.5%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended December 31,
	2006	2005
	(Dollars in thousands)
Fee revenue	$24,395	$16,574
Bad debt:
Net defaults, including interest on brokered loans	5,401	4,254
Insufficient funds fees, net of collections	285	328
Change in valuation allowance	298	(241)
Other related costs	44	33

Net bad debt	6,028	4,374

Fee revenue less bad debt	$18,367	$12,200

Average signature loan balance outstanding during quarter (a)	$21,827	$15,450
Signature loan balance at end of quarter (a)	$24,312	$17,036
Participating stores at end of quarter	422	325
Signature loan bad debt, as a percent of fee revenue	24.7%	26.4%
Net default rate (a)(b)	4.4%	4.7%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 280 domestic EZPAWN stores and one Mexico EZPAWN store open December 31, 2006. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 340 EZMONEY stores and 82 of our domestic EZPAWN stores open December 31, 2006, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We manage our business as two segments. The EZPAWN Operations segment offers pawn related activities in all 281 EZPAWN stores, and offers signature loans in 82 EZPAWN stores and seven EZMONEY stores. The EZMONEY Operations segment offers signature loans in 333 EZMONEY stores, and accounts for approximately 96% of our signature loan revenues. The following tables present store data by operating segment:

	Three Months Ended December 31, 2006
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	287	327	614
New openings	1	7	8
Acquired	—	—	—
Sold, combined, or closed	—	(1)	(1)

End of period	288	333	621

Average number of stores during the period	288	330	618

Composition of ending stores:
EZPAWN – United States	280	—	280
EZPAWN – Mexico	1	—	1
EZMONEY signature loan stores adjoining EZPAWNs	7	158	165
EZMONEY signature loan stores – free standing	—	175	175

Total stores in operation	288	333	621

Total stores offering signature loans	89	333	422

	Three Months Ended December 31, 2005
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	287	227	514
New openings	—	8	8
Acquired	1	—	1
Sold, combined, or closed	—	—	—

End of period	288	235	523

Average number of stores during the period	288	229	517

Composition of ending stores:
EZPAWN – United States	281	—	281
EZPAWN – Mexico	—	—	—
EZMONEY signature loan stores adjoining EZPAWNs	7	151	158
EZMONEY signature loan stores – free standing	—	84	84

Total stores in operation	288	235	523

Total stores offering signature loans	90	235	325

We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our pawn loans are in amounts that allow 20% per month, or 240% annually. Our average pawn loan amount typically ranges between $80 and $90 but varies depending on the valuation of each item pawned. The total loan term, consisting of the primary term and grace period, ranges between 60 and 120 days.
We began reducing the total loan term on pawn loans from 90 days to 60 days in 67 of our pawn stores in August 2005 and another 148 in November 2005. Forty-three stores had previously made the change. We estimate this change reduced our pawn portfolio approximately 15% for the loans in these stores that were between 60 and 90 days old, with very little or no impact on pawn service charge revenues. This change also created a one-time doubling of forfeitures as loans made 90 and 60 days earlier simultaneously forfeited for a 30-day period, resulting in a higher level of inventory available for sale (beginning inventory plus forfeitures and purchases). In the 67 stores converted in August 2005, we experienced this doubling of forfeitures as loans matured in the quarter ended December 31, 2005.
In our pawnshops, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The realization of gross profit on sales of inventory depends primarily on our assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in the realization of a lower margin or reduced marketability of the merchandise.
At December 31, 2006, 247 of our 340 EZMONEY stores and 51 of our 281 pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in the loans made by the lenders, but typically earn a fee of 20% of the loan amount for helping customers obtain credit and for enhancing customers’ creditworthiness through the issuance of a letter of credit. We also offer an optional service at no charge to improve or establish customers’ credit histories by reporting their payments to an external credit-reporting agency. Loans obtained by our credit service customers average approximately $500 and the term is generally less than 30 days, averaging about 17 days.
We earn payday loan fee revenue on our payday loans. In 124 stores, we make payday loans subject to state law. The average payday loan amount is approximately $400 and the term is generally less than 30 days, averaging about 21 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 27-day period. Through December 2005, we also marketed and serviced payday loans made by County Bank of Rehoboth Beach in some of our stores. We could purchase a 90% participation in the County Bank loans we marketed. As of December 31, 2005, County Bank discontinued its payday loan program. Most of our stores previously marketing County Bank loans now provide credit services to customers in obtaining loans from unaffiliated lenders.
In the current quarter compared to the prior year quarter, the EZPAWN Operations segment contributed $3.2 million greater store operating income, including an increase in pawn service charges and an increase in the gross profit on sales, offset somewhat by higher operating expenses. Our EZMONEY Operations segment contributed $2.0 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs primarily at new stores. After slightly higher administrative expenses, our net income improved to $9.8 million in the current quarter from $6.8 million in the prior year quarter.
Results of Operations
First Quarter Ended December 31, 2006 vs. First Quarter Ended December 31, 2005
The following discussion compares our results of operations for the quarter ended December 31, 2006 (the “current quarter”) to the quarter ended December 31, 2005 (the “prior year quarter”). The discussion should be read with the accompanying financial statements and related notes.

EZPAWN Operations Segment
The following table presents selected financial data for the EZPAWN Operations segment:

	Three Months Ended December 31,
	2006	2005
	(Dollars in thousands)
Sales	$48,980	$42,353
Pawn service charges	17,962	16,514
Credit service fees	577	221
Payday loan fees	355	440
Other	350	329

Total revenues	68,224	59,857
Cost of goods sold	29,823	25,661

Net revenues	38,401	34,196
Operating expenses:
Operations expense	21,736	20,712
Credit service bad debt	209	99
Payday loan bad debt	143	239

Total direct expenses	22,088	21,050

Store operating income	$16,313	$13,146

Other data:
Gross margin on sales	39%	39%
Average annual inventory turnover	3.2x	3.1x
Average pawn loan balance per pawn store at quarter end	$170	$169
Average inventory per pawn store at quarter end	$125	$122
Average yield on pawn loan portfolio	146%	132%
Pawn loan redemption rate	77%	75%
Average signature loan balance per store offering signature loans at quarter end (a)	$13	$11

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current quarter pawn service charge revenue increased 8.8%, or $1.4 million from the prior year quarter to $18.0 million. This increase was due to a 14 percentage point improvement in loan yields to 146%, partially offset by a 1.7% lower average pawn loan balance during the current quarter. Although the average pawn loan balance was lower in the current quarter, the ending balance was $0.4 million higher than the ending balance at December 31, 2005, indicating that average pawn loan balances and the related pawn service charges may be higher in the second quarter of fiscal 2007 than the comparable 2006 quarter.
Beginning in the second quarter of fiscal 2006, we raised our loan values on gold jewelry in response to an increase in gold market values and similar changes by our competitors. This contributed about $0.4 million to the increase in pawn service charges in the current quarter. The higher yield and lower average pawn portfolio resulted largely from the November 2005 conversion of 148 pawn stores from offering 90-day loan terms to offering 60-day terms. Despite the reduction in loan term, we grew our ending pawn loan balance over the prior year quarter.
In the current quarter, 98.9% ($17.8 million) of recorded pawn service charge revenue was collected in cash, and 1.1% ($0.2 million) resulted from an increase in accrued pawn service charges receivable. In the comparable prior year quarter, 103.9% ($17.2 million) of recorded pawn service charge revenue was collected in cash, offset by a 3.9% ($0.7 million) decrease in accrued pawn service charges receivable. The accrual of pawn service charges is dependent on the size of the loan portfolio and our estimate of collectible loans in the portfolio at the end of each quarter.
Sales increased $6.6 million in the current quarter compared to the prior year quarter, to $49.0 million. The increase was primarily due to a $2.2 million increase in same store merchandise sales and a $4.4 million increase in jewelry scrapping sales. The increase in gross profit from jewelry scrapping was due to increased gold prices, an increase in the amount of gold scrapped, and the current quarter sale of approximately $0.5 million of loose diamonds removed from the scrapped jewelry. The sales increase was aided by an 8% increase in inventory available for sale.

The table below summarizes our sales volume, gross profit, and gross margins:

	Three Months Ended December 31,
	2006	2005
	(Dollars in millions)
Merchandise sales	$37.9	$35.7
Jewelry scrapping sales	11.1	6.7

Total sales	$49.0	$42.4

Gross profit on merchandise sales	$15.3	$14.9
Gross profit on jewelry scrapping sales	$3.9	$1.8

Gross margin on merchandise sales	40.4%	41.7%
Gross margin on jewelry scrapping sales	34.8%	27.0%
Overall gross margin	39.1%	39.4%
The current quarter’s overall gross margin on sales decreased 0.3 of a percentage point from the prior year quarter to 39.1%. This resulted primarily from a 1.3 percentage point decrease in margins on merchandise sales, partially offset by a 7.8 percentage point improvement in margins on jewelry scrapping sales. The decrease in merchandise sales margins was due primarily to more aggressive discounting of electronics and jewelry in the current quarter.
After the prior year quarter, we raised our retail prices on gold jewelry in response to higher gold values. We also increased the amount we pay to purchase jewelry from customers and loan on jewelry, increasing the cost of these items. The net effect increased gross profit on merchandise sales approximately $0.6 million and gross profit on jewelry scrapping sales approximately $1.0 million. The increase in gross profit from jewelry scrapping sales was further improved by scrapping 30% more volume in the current quarter compared to the prior year quarter, partially offset by other increases in the cost of scrapped gold. Future fluctuations in gold prices would immediately and directly impact the proceeds of scrapped jewelry. In response to these fluctuations, we may further adjust the amount we lend on jewelry, which would ultimately impact the cost of inventory sold and sales margins.
Selected signature loan data for the EZPAWN Operations segment are as follows:

	Three Months Ended December 31,
	2006	2005
	(Dollars in thousands)
Fee revenue	$932	$661
Net bad debt	352	338

Fee revenue less bad debt	$580	$323

Signature loan bad debt, as a percent of fee revenue	37.8%	51.1%
Signature loan fee revenue in the EZPAWN Operations segment increased 41% in the current quarter compared to the prior year quarter, primarily due to higher average loan balances at existing stores. The EZPAWN Operations segment contributed 4% of consolidated signature loan fee revenues in the current and prior year quarter.
Although signature loan bad debt increased in dollar terms, it decreased to 37.8% of related fees in the current quarter, compared to 51.1% in the prior year quarter due to improved underwriting and servicing.
Operations expense improved to 57% of net revenues ($21.7 million) in the current quarter from 61% of net revenues ($20.7 million) in the prior year quarter due to an increase in net revenues with a smaller percentage increase in expenses. The 4.9%, or $1.0 million increase in dollar terms was primarily due to labor.

The net effect of the factors discussed above was a $3.2 million increase in store operating income from the EZPAWN Operations segment in the current quarter compared to the prior year quarter.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended December 31,
	2006	2005
	(Dollars in thousands)
Credit service fees	$21,450	$15,201
Payday loan fees	2,013	712

Total and net revenues	23,463	15,913

Bad debt:
Credit service bad debt	4,995	3,671
Payday loan bad debt	681	365

Net bad debt	5,676	4,036

Fee revenue less bad debt	17,787	11,877

Operations expense	9,652	5,763

Store operating income	$8,135	$6,114

Other data:
Signature loan bad debt as a percent of signature loan fees	24.2%	25.4%
Average signature loan balance per store offering signature loans at quarter end (a)	$70	$68

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Signature loan fee revenue in the EZMONEY Operations segment increased 47% from the prior year quarter due to higher average loan balances at existing stores and the addition of new stores. The EZMONEY Operations segment contributed 96% of consolidated signature loan fee revenues in the current and prior year quarter.
Although signature loan bad debt increased $1.6 million, it decreased to 24.2% of related fees in the current quarter, compared to 25.4% in the prior year quarter due to improved collections.
Operations expense increased $3.9 million in the current quarter to $9.7 million, or 41% of segment net revenues from 36% in the prior year quarter. The increase was mostly from additional labor, rent, and other costs at new stores.
The net effect of the factors discussed above was a $2.0 million increase in store operating income from the EZMONEY Operations segment in the current quarter compared to the prior year quarter.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current quarter were $7.5 million compared to $6.8 million in the prior year quarter, a decrease of 1.4 percentage points to 12.2% when measured as a percent of net revenue. The dollar increase was due primarily to a $0.3 million increase in administrative labor and benefits and a $0.1 million increase in professional fees.
Depreciation and amortization expense was $2.3 million in the current quarter, compared to $2.1 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired in the period.

We earned $0.3 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 4.9%. In the comparable prior year quarter, we had no invested cash or interest income.
Since we had no debt throughout the current quarter, our $0.1 million interest expense was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit. Interest expense in the prior year quarter was $0.2 million. In that quarter, we had an average debt balance of $5.3 million.
The current quarter income tax expense was $5.7 million (37.0% of pretax income) compared to $3.9 million (36.4% of pretax income) for the prior year quarter. The increase in effective tax rate between these periods is due primarily to a legislative change increasing our expected state income taxes.
Consolidated operating income for the current quarter improved $4.3 million over the prior year quarter to $14.6 million. Contributing to this were the $3.2 million and $2.0 million increases in store operating income in our EZPAWN and EZMONEY Operations segments, partially offset by the $0.7 million increase in administrative expenses. After a $0.5 million improvement in net interest and a $1.9 million increase in income taxes and other smaller items, net income improved to $9.8 million in the current quarter from $6.8 million in the prior year quarter.
Liquidity and Capital Resources
In the current quarter, our $11.4 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $12.8 million, net of (b) $1.4 million of changes in operating assets and liabilities, primarily federal income taxes, accounts payable, accrued expenses, prepaid expenses and other assets. In the prior year quarter, our $7.8 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $9.4 million, offset by (b) $1.6 million of changes in operating assets and liabilities, primarily federal income taxes, accounts payable, accrued expenses, prepaid expenses and other assets. The primary differences between cash flow from operations between the two periods were an increase in signature loan fees collected and gross profit on sales of inventory.
In the current quarter, we invested $2.7 million in property and equipment and $1.7 million in funding payday loans net of repayments. Pawn loan repayments and principal recovery through the sale of forfeited collateral exceeded pawn loans made by $2.9 million, partially offsetting investing cash uses. We also spent $0.3 million related to the renewal of our credit agreement. We funded these changes and a $10.0 million increase in cash on hand with the cash flow from operations discussed above and $0.1 million of net financing cash flows.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in thousands):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	301	126	175	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	113,875	17,024	29,307	23,238	44,306
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$114,176	$17,150	$29,482	$23,238	$44,306

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At December 31, 2006, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $22.4 million. This amount includes principal, interest, and insufficient funds fees.
In the remaining nine months of the fiscal year ending September 30, 2007, we plan to open approximately 95 new stores for an expected capital expenditure of approximately $5.5 million, plus the funding of working capital and start-up losses at these stores. We believe these new stores will create a drag on earnings in their first six to nine months of operations before turning profitable.

We had no debt outstanding at December 31, 2006. Effective October 13, 2006, we amended and restated our credit agreement. The amendment extended the maturity date to October 1, 2009, reduced applicable interest rates and commitment fees, and provided for a $40 million revolving credit facility secured by our assets. Under the terms of the agreement, we could borrow the full $40 million at December 31, 2006. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee we anticipate paying through the maturity of the credit agreement, assuming we remain debt-free.
We anticipate that cash flow from operations, cash on hand, and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
Seasonality
Historically, fee and service charge revenues are highest in our first and fourth fiscal quarters (October through March) due to a higher average loan balance during and following the summer lending season. Merchandise sales generally are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day, and the impact of tax refunds. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory. The majority of jewelry scrapping sales generally occur during our fourth fiscal quarter (July through September) due to low jewelry merchandise sales during this period. The net effect of these factors is that net revenues and net income typically are highest in the fourth fiscal quarter, with the first fiscal quarter being second highest. Our cash flow typically is greatest in the second fiscal quarter due to a high level of loan redemptions and sales in the income tax refund season.
Use of Estimates and Assumptions
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements. Those statements were prepared according to accounting principles generally accepted in the United States for interim financial information. The financial statement preparation requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on signature loans, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in foreign currency exchange rates and gold values. We also are exposed to regulatory risk in relation to our credit services, payday loans, and pawn operations. We do not use derivative financial instruments.
Our earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and our ability to sell excess jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, you should read “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The U.K. pound exchange rate can directly and indirectly impact our results of operations and financial position in several ways. For example, a devalued pound could result in an economic recession in the U.K., which in turn could impact A&B’s and our results of operations and financial position. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended September 30, 2006 (included in our December 31, 2006 results on a three-month lag as described above) was a $397,000 increase, net of tax effect, to stockholders’ equity. On December 31, 2006, the U.K. pound strengthened to £1.00 to $1.9591 U.S. from $1.8726 U.S. at September 30, 2006. We cannot assure the future valuation of the U.K. pound or how further movements in the pound could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and you should not regard them as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect our operations, performance, development and results. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans or to reflect the occurrence of unanticipated events.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
(b) Changes in Internal Controls
There were no changes in our internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we are involved in litigation and regulatory actions. Currently, we are defendants in several actions. While we cannot determine the ultimate outcome of these actions, after consultation with counsel, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we can give no assurance as to the ultimate outcome of these actions.
Item 1A. Risk Factors
Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2006. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2006.
Item 6. Exhibits

Exhibit
(a)	Number	Description
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.
(Registrant)

Date: February 6, 2007	By:/s/ DAN N. TONISSEN
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