Form 10-Q
period 2007-03-31
EZCORP INC
filed 2007-05-10
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of March 31, 2007, 38,277,642 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	March 31,
	2007	2006	September 30,
	(Unaudited)	(Unaudited)	2006
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$61,605	$26,041	$29,939
Pawn loans	43,109	39,044	50,304
Payday loans, net	3,314	1,507	2,443
Pawn service charges receivable, net	6,986	6,598	8,234
Credit service fees receivable, net	3,718	2,663	3,954
Payday loan fees receivable, net	616	250	426
Inventory, net	28,649	30,764	35,616
Deferred tax asset	7,150	10,629	7,150
Federal income taxes receivable	—	—	35
Prepaid expenses and other assets	5,373	4,014	3,907

Total current assets	160,520	121,510	142,008

Investment in unconsolidated affiliate	20,955	17,614	19,275
Property and equipment, net	30,967	27,124	29,447
Deferred tax asset, non-current	4,249	4,012	3,749
Other assets, net	3,720	3,471	3,379

Total assets	$220,411	$173,731	$197,858

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$18,594	$16,576	$22,579
Customer layaway deposits	2,168	2,147	1,890
Federal income taxes payable	1,104	1,035	—

Total current liabilities	21,866	19,758	24,469

Deferred gains and other long-term liabilities	3,067	3,430	3,249
Commitments and contingencies Stockholders’ equity:
Preferred Stock, par value $.01 per share; Authorized 5 million shares; none issued and outstanding	—	—	—
Class A Non-voting Common Stock, par value $.01 per share; Authorized 50 million shares; 38,304,741 issued and 38,277,642 outstanding at March 31, 2007; 36,626,154 issued and 36,599,055 outstanding at March 31, 2006; 37,542,240 issued and 37,515,141 outstanding at September 30, 2006	383	363	375
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	128,916	120,547	124,572
Retained earnings	63,930	29,197	43,973

	193,259	150,137	168,950
Treasury stock, at cost (27,099 shares)	(35)	(35)	(35)
Accumulated other comprehensive income	2,254	441	1,225

Total stockholders’ equity	195,478	150,543	170,140

Total liabilities and stockholders’ equity	$220,411	$173,731	$197,858

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues:
Sales	$50,032	$47,605	$99,012	$89,958
Pawn service charges	16,556	15,453	34,518	31,967
Credit service fees	20,041	14,451	42,068	29,873
Payday loan fees	2,672	1,103	5,040	2,255
Other	342	329	692	658

Total revenues	89,643	78,941	181,330	154,711

Cost of goods sold	30,374	28,337	60,197	53,998

Net revenues	59,269	50,604	121,133	100,713

Operating expenses:
Operations	31,104	28,076	62,492	54,551
Credit service bad debt	2,402	1,873	7,606	5,643
Payday loan bad debt	514	284	1,338	888
Administrative	7,968	6,695	15,495	13,517
Depreciation and amortization	2,401	2,136	4,699	4,259

Total operating expenses	44,389	39,064	91,630	78,858

Operating income	14,880	11,540	29,503	21,855

Interest income	(567)	(90)	(881)	(90)
Interest expense	83	131	147	353
Equity in net income of unconsolidated affiliate	(820)	(673)	(1,465)	(1,188)
Loss on sale / disposal of assets	—	23	24	8

Income before income taxes	16,184	12,149	31,678	22,772
Income tax expense	5,988	4,422	11,721	8,289

Net income	$10,196	$7,727	$19,957	$14,483

Net income per common share:
Basic	$0.25	$0.20	$0.49	$0.37

Diluted	$0.23	$0.19	$0.46	$0.35

Weighted average shares outstanding:
Basic	41,002	39,202	40,773	38,932
Diluted	43,445	41,514	43,347	40,937
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2007	2006
	(In thousands)
Operating Activities:
Net income	$19,957	$14,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,699	4,259
Payday loan loss provision	1,338	888
Deferred taxes	(500)	(95)
Net loss on sale or disposal of assets	24	8
Share-based compensation	1,664	891
Income from investment in unconsolidated affiliate	(1,465)	(1,188)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	1,294	3,279
Inventory, net	1,053	7
Prepaid expenses, other current assets, and other assets, net	(1,519)	(2,028)
Accounts payable and accrued expenses	(3,999)	(2,453)
Customer layaway deposits	278	459
Deferred gains and other long-term liabilities	(182)	(167)
Excess tax benefit from stock-based compensation	(824)	—
Federal income taxes	2,534	421

Net cash provided by operating activities	24,352	18,764

Investing Activities:
Pawn loans made	(92,358)	(85,782)
Pawn loans repaid	55,464	53,718
Recovery of pawn loan principal through sale of forfeited collateral	50,003	46,337
Payday loans made	(19,110)	(10,189)
Payday loans repaid	16,903	9,437
Additions to property and equipment	(6,248)	(4,385)
Acquisitions, net of cash acquired	—	(1,590)
Dividends from unconsolidated affiliate	826	601
Proceeds from sale of assets	—	15

Net cash provided by investing activities	5,480	8,162

Financing Activities:
Proceeds from exercise of stock options and warrants	1,293	1,947
Excess tax benefit from stock-based compensation	824	—
Debt issuance costs	(283)	—
Net payments on bank borrowings	—	(7,000)

Net cash provided by (used in) financing activities	1,834	(5,053)

Change in cash and equivalents	31,666	21,873
Cash and equivalents at beginning of period	29,939	4,168

Cash and equivalents at end of period	$61,605	$26,041

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$44,089	$46,122
Foreign currency translation adjustment	$(1,029)	$321
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
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
Our business is subject to seasonal variations, and operating results for the three and six-month periods ended March 31, 2007 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
Note B: Significant Accounting Policies
CONSOLIDATION: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our 28% interest in Albemarle & Bond Holdings, plc using the equity method.
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
CREDIT SERVICE REVENUE RECOGNITION: We earn credit service fees when we assist customers in obtaining loans from unaffiliated lenders. We accrue the percentage of credit service fees we expect to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default, and increase credit service fee revenue upon collection.
CREDIT SERVICE BAD DEBT: As part of our credit services, we issue a letter of credit to enhance the creditworthiness of our customers seeking loans from an unaffiliated lender. The letter of credit assures the lender that if the borrower defaults on the loan, we will pay the lender, upon demand, the principal and accrued interest owed it by the borrower plus any insufficient funds fee. We consider a loan defaulted if it has not been repaid or renewed by the maturity date. Although amounts paid under letters of credit may be collected later, we charge those amounts to bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. Our credit service bad debt was $2.4 million, or 12.0% of credit service fee revenues for the current quarter. In the comparable 2006 period (the “prior year quarter”), credit service bad debt was $1.9 million, or 13.0% of fees in the period. Credit service bad debt was $7.6 million and $5.6 million, or 18.1% and 18.9% of credit service fee revenues for the current and prior year-to-date periods.

CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to credit service bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At March 31, 2007, the allowance for Expected LOC Losses was $0.6 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $17.9 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to credit service fee revenue.
PAYDAY LOAN REVENUE RECOGNITION: We accrue fees on the percentage of payday loans we believe to be collectible using the interest method. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
PAYDAY LOAN BAD DEBT: We consider a loan defaulted if it has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, we charge the loan principal to bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of bad debt when collected. Our payday loan bad debt was $0.5 million, or 19.2% of payday loan fees for the current quarter. In the prior year quarter, payday loan bad debt was $0.3 million, or 25.7% of fees in the period. Payday loan bad debt was $1.3 million and $0.9 million, or 26.5% and 39.4% of payday loan fees for the current and prior year-to-date periods.
PAYDAY LOAN ALLOWANCE FOR LOSSES: We also provide an allowance for losses on payday loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to bad debt. We record changes in the fee receivable valuation allowance to payday loan fee revenue.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At March 31, 2007, the inventory valuation allowance was $3.6 million, or 11.2% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
INTANGIBLE ASSETS: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1, or more frequently if events or changes in circumstances indicate that they might be impaired. We recognized no impairment of our intangible assets in the current or prior year-to-date periods. We amortize intangible assets with definite lives over their estimated useful lives.
PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $79.9 million at March 31, 2007.
VALUATION OF TANGIBLE LONG-LIVED ASSETS: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; or significant negative industry trends. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. No impairment of tangible long-lived assets was recognized in the current or prior year-to-date periods.
INCOME TAXES: We calculate the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was $0.4 million at March 31, 2007.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained in an audit, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will audit tax positions. FIN 48 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. We must adopt FIN 48 in the fiscal year ending September 30, 2008. We are evaluating the potential effect of FIN 48, but do not expect it to have a material effect on our financial position or results of operations. It will not impact our cash flows.
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
Note C: Acquisitions
We acquired three pawnshops in the fiscal year ended September 30, 2006. One was acquired in December 2005 for $1.6 million, and the other two were acquired in August 2006 for $0.6 million. The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisitions were not material. In April 2007, we agreed to acquire fifteen pawn stores from a competitor. See Note L, “Subsequent Event,” for details.
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

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (A)	$10,196	$7,727	$19,957	$14,483

Weighted average outstanding shares of common stock (B)	41,002	39,202	40,773	38,932
Dilutive effect of stock options, warrants, and restricted stock	2,443	2,312	2,574	2,005

Weighted average common stock and common stock equivalents (C)	43,445	41,514	43,347	40,937

Basic earnings per share (A/B)	$0.25	$0.20	$0.49	$0.37

Diluted earnings per share (A/C)	$0.23	$0.19	$0.46	$0.35

Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.
Note E: Investment in Unconsolidated Affiliate
We own 13,276,666 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 28% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. A&B files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our current year-to-date period ended March 31, 2007 represents our percentage interest in the results of A&B’s operations from July 1, 2006 to December 31, 2006.
Below is summarized financial information for A&B’s most recently reported results (using average exchange rates for the periods indicated):

	Six Months Ended December 31,
	2006	2005
	(in thousands)
Turnover (gross revenues)	$32,853	$26,391
Gross profit	23,631	18,207
Profit after tax (net income)	5,148	4,134
Note F: Contingencies
Currently and from time to time, we are defendants in legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, after consultation with counsel, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the current quarter and current year-to-date periods ended March 31, 2007 was $10.8 million and $21.0 million. For the comparable 2006 periods, comprehensive income was $7.6 million and $14.2 million, respectively. The difference between comprehensive income and net income results from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At March 31, 2007, the accumulated balance of foreign currency activity excluded from net income was $3.5 million, net of tax of $1.2 million. The net $2.3 million is presented as “Accumulated other comprehensive income” in the current quarter balance sheet.

Note H: Long-term Debt
We had no debt at March 31, 2007 and 2006. Our credit agreement provides for a $40.0 million revolving credit facility secured by our assets, and matures October 1, 2009. For any borrowed funds, we may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank’s base rate. On the unused amount of the revolving facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	March 31, 2007	March 31, 2006	September 30, 2006
	(In thousands)

Pawn licenses	$1,549	$1,500	$1,549
Goodwill	768	631	768

Total	$2,317	$2,131	$2,317

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	March 31, 2007		March 31, 2006		September 30, 2006
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)

License application fees	$345	$(273)	$345	$(242)	$345	$(257)
Real estate finders’ fees	556	(319)	554	(302)	556	(311)
Non-compete agreements	398	(288)	388	(267)	398	(277)

Total	$1,299	$(880)	$1,287	$(811)	$1,299	$(845)

Total amortization expense from definite-lived intangible assets for the current quarter and year-to-date periods ended March 31, 2007 was approximately $17,000 and $35,000. For the comparable 2006 periods, amortization expense was approximately $17,000 and $34,000. The following table presents our estimate of amortization expense for definite-lived intangible assets for the next five fiscal years as of October 1, 2006 (in thousands):

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Gross compensation cost	$914	$319	$1,665	$893
Income tax benefit	(315)	(7)	(536)	(109)

Share-based compensation cost, net of tax benefit	$599	$312	$1,129	$784

Stock option and warrant exercises resulted in the issuance of 667,953 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $1.1 million. For the current year-to-date period, 762,501 shares of Common Stock were issued for total proceeds of $1.3 million.
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

Note K: Operating Segment Information
Prior to October 1, 2006, we had a single reportable segment. Effective October 1, 2006, we reorganized our business and internal reporting to manage it as two reportable segments with operating results reported separately for each segment. The two reportable segments are:
•	EZPAWN Operations: This segment offers pawn loans and related sales in all 282 of our EZPAWN stores and offers signature loans in seven EZMONEY stores and 80 of our EZPAWN stores.

•	EZMONEY Operations: This segment offers signature loans in 362 of our EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)

Three Months Ended March 31, 2007:
Revenues:
Sales	$50,032	$—	$50,032
Pawn service charges	16,556	—	16,556
Credit service fees	501	19,540	20,041
Payday loan fees	313	2,359	2,672
Other	342	—	342

Total revenues	67,744	21,899	89,643

Cost of goods sold	30,374	—	30,374

Net revenues	37,370	21,899	59,269

Operating expenses:
Operations expense	21,569	9,535	31,104
Credit service bad debt	91	2,311	2,402
Payday loan bad debt	62	452	514

Total operating expenses	21,722	12,298	34,020

Store operating income	$15,648	$9,601	$25,249

Three Months Ended March 31, 2006:
Revenues:
Sales	$47,605	$—	$47,605
Pawn service charges	15,453	—	15,453
Credit service fees	430	14,021	14,451
Payday loan fees	308	795	1,103
Other	329	—	329

Total revenues	64,125	14,816	78,941

Cost of goods sold	28,337	—	28,337

Net revenues	35,788	14,816	50,604

Operating expenses:
Operations expense	21,938	6,138	28,076
Credit service bad debt	123	1,750	1,873
Payday loan bad debt	57	227	284

Total operating expenses	22,118	8,115	30,233

Store operating income	$13,670	$6,701	$20,371

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
		(in thousands)
Six Months Ended March 31, 2007:
Revenues:
Sales	$99,012	$—	$99,012
Pawn service charges	34,518	—	34,518
Credit service fees	1,078	40,990	42,068
Payday loan fees	668	4,372	5,040
Other	692	—	692

Total revenues	135,968	45,362	181,330

Cost of goods sold	60,197	—	60,197

Net revenues	75,771	45,362	121,133

Operating expenses:
Operations expense	43,311	19,181	62,492
Credit service bad debt	294	7,312	7,606
Payday loan bad debt	206	1,132	1,338

Total operating expenses	43,811	27,625	71,436

Store operating income	$31,960	$17,737	$49,697

Six Months Ended March 31, 2006:
Revenues:
Sales	$89,958	$—	$89,958
Pawn service charges	31,967	—	31,967
Credit service fees	652	29,221	29,873
Payday loan fees	749	1,506	2,255
Other	658	—	658

Total revenues	123,984	30,727	154,711

Cost of goods sold	53,998	—	53,998

Net revenues	69,986	30,727	100,713

Operating expenses:
Operations expense	42,656	11,895	54,551
Credit service bad debt	225	5,418	5,643
Payday loan bad debt	297	591	888

Total operating expenses	43,178	17,904	61,082

Store operating income	$26,808	$12,823	$39,631

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Consolidated store operating income	$25,249	$20,371	$49,697	$39,631
Depreciation and amortization	2,401	2,136	4,699	4,259
Administrative expenses	7,968	6,695	15,495	13,517
Interest income	(567)	(90)	(881)	(90)
Interest expense	83	131	147	353
Equity in net income of unconsolidated affiliate	(820)	(673)	(1,465)	(1,188)
Loss on sale / disposal of assets	—	23	24	8

Consolidated income before income taxes	$16,184	$12,149	$31,678	$22,772

The following table presents separately identified segment assets:

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)

Assets at March 31, 2007:
Pawn loans	$43,109	$—	$43,109
Payday loans, net	465	2,849	3,314
Inventory, net	28,649	—	28,649

Total separately identified recorded segment assets	$72,223	$2,849	$75,072

Brokered loans outstanding from unaffiliated lenders	$411	$16,474	$16,885

Assets at March 31, 2006:
Pawn loans	$39,044	$—	$39,044
Payday loans, net	410	1,097	1,507
Inventory, net	30,764	—	30,764

Total separately identified recorded segment assets	$70,218	$1,097	$71,315

Brokered loans outstanding from unaffiliated lenders	$355	$11,685	$12,040

Assets at September 30, 2006:
Pawn loans	$50,304	$—	$50,304
Payday loans, net	489	1,954	2,443
Inventory, net	35,616	—	35,616

Total separately identified recorded segment assets	$86,409	$1,954	$88,363

Brokered loans outstanding from unaffiliated lenders	$553	$17,657	$18,210
Brokered loans outstanding from unaffiliated lenders, a term not defined by generally accepted accounting principles, are not recorded as an asset on our balance sheet, as we do not own a participation in the loans made by these lenders. We monitor the principal balance of these loans, as our credit service fees and bad debt are directly related to their volume due to the letters of credit we issue to secure these amounts. The balance shown above is the gross principal balance of the loans outstanding.
Note L: Subsequent Event
In April 2007, we announced our plans to acquire fifteen additional pawn stores from a competitor in Colorado for approximately $23 million cash. We expect the transaction to be completed in June 2007 following customary due diligence procedures and obtaining new leases or lease assignments and necessary licenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this section and throughout this report.
Second Quarter Ended March 31, 2007 vs. Second Quarter Ended March 31, 2006
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended March 31, 2007 and 2006 (“current quarter” and “prior year quarter”):

	Three Months Ended March 31,		Percentage
	2007	2006	Change
	(Dollars in thousands)
Net revenues:
Sales	$50,032	$47,605	5.1%
Pawn service charges	16,556	15,453	7.1%
Credit service fees	20,041	14,451	38.7%
Payday loan fees	2,672	1,103	142.2%
Other	342	329	4.0%

Total revenues	89,643	78,941	13.6%
Cost of goods sold	30,374	28,337	7.2%

Net revenues	$59,269	$50,604	17.1%

Net income	$10,196	$7,727	32.0%

Six Months Ended March 31, 2007 vs. Six Months Ended March 31, 2006
The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2007 and 2006 (“current year” and “prior year”):

	Six Months Ended March 31,		Percentage
	2007	2006	Change
	(Dollars in thousands)
Net revenues:
Sales	$99,012	$89,958	10.1%
Pawn service charges	34,518	31,967	8.0%
Credit service fees	42,068	29,873	40.8%
Payday loan fees	5,040	2,255	123.5%
Other	692	658	5.2%

Total revenues	181,330	154,711	17.2%
Cost of goods sold	60,197	53,998	11.5%

Net revenues	$121,133	$100,713	20.3%

Net income	$19,957	$14,483	37.8%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Fee revenue	$22,713	$15,554	$47,108	$32,128
Bad debt:
Net defaults, including interest on brokered loans	3,260	2,568	8,660	6,822
Insufficient funds fees, net of collections	172	191	457	517
Change in valuation allowance	(599)	(627)	(300)	(867)
Other related costs	83	25	127	59

Net bad debt	2,916	2,157	8,944	6,531

Fee revenue less bad debt	$19,797	$13,397	$38,164	$25,597

Average signature loan balance outstanding during period (a)	$21,075	$14,600	$21,043	$14,737
Signature loan balance at end of period (a)	$20,199	$13,547	$20,199	$13,547
Participating stores at end of period	449	346	449	346
Signature loan bad debt, as a percent of fee revenue	12.8%	13.9%	19.0%	20.3%
Net default rate (a) (b)	2.9%	3.3%	3.7%	4.2%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 280 domestic EZPAWN stores and two Mexico EZPAWN stores open at March 31, 2007. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 369 EZMONEY stores and 80 of our domestic EZPAWN stores open March 31, 2007, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
In April 2007, we announced our plans to acquire fifteen additional pawn stores from a competitor in Colorado, and expect that purchase to be completed in June 2007.
We manage our business as two segments. The EZPAWN Operations segment offers pawn related activities in all 282 EZPAWN stores, and offers signature loans in 80 EZPAWN stores and seven EZMONEY stores. The EZMONEY Operations segment offers signature loans in 362 EZMONEY stores, and accounts for approximately 96% of our consolidated signature loan revenues. The following tables present store data by operating segment:

	Three Months Ended March 31, 2007
	EZPAWN Operations	EZMONEY Operations	Consolidated
Stores in operation:
Beginning of period	288	333	621
New openings	1	30	31
Acquired	—	—	—
Sold, combined, or closed	—	(1)	(1)

End of period	289	362	651

Average number of stores during the period	289	344	633

	Six Months Ended March 31, 2007
	EZPAWN Operations	EZMONEY Operations	Consolidated
Stores in operation:
Beginning of period	287	327	614
New openings	2	37	39
Acquired	—	—	—
Sold, combined, or closed	—	(2)	(2)

End of period	289	362	651

Average number of stores during the period	288	338	626

Composition of ending stores:
EZPAWN — United States	280	—	280
EZPAWN — Mexico	2	—	2
EZMONEY signature loan stores adjoining EZPAWNs	7	157	164
EZMONEY signature loan stores — free standing	—	205	205

Total stores in operation	289	362	651

Total stores offering signature loans	87	362	449

	Three Months Ended March 31, 2006
	EZPAWN Operations	EZMONEY Operations	Consolidated
Stores in operation:
Beginning of period	288	235	523
New openings	—	22	22
Acquired	—	—	—
Sold, combined, or closed	—	(1)	(1)

End of period	288	256	544

Average number of stores during the period	288	246	534

	Six Months Ended March 31, 2006
	EZPAWN Operations	EZMONEY Operations	Consolidated
Stores in operation:
Beginning of period	287	227	514
New openings	—	30	30
Acquired	1	—	1
Sold, combined, or closed	—	(1)	(1)

End of period	288	256	544

Average number of stores during the period	288	242	529
Composition of ending stores:
EZPAWN — United States	281	—	281
EZPAWN — Mexico	—	—	—
EZMONEY signature loan stores adjoining EZPAWNs	7	158	165
EZMONEY signature loan stores — free standing	—	98	98

Total stores in operation	288	256	544

Total stores offering signature loans	90	256	346
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
We began reducing the total loan term on pawn loans from 90 days to 60 days in 67 of our pawn stores in August 2005 and another 148 in November 2005. Forty-three stores had previously made the change. We estimate this change reduced our pawn portfolio approximately 15% for the loans in these stores that were between 60 and 90 days old, with very little or no impact on pawn service charge revenues. This change also created a one-time doubling of forfeitures as loans made 90 and 60 days earlier simultaneously forfeited for a 30-day period, resulting in a higher level of inventory available for sale (beginning inventory plus forfeitures and purchases). In the 67 stores converted in August 2005, we experienced this doubling of forfeitures as loans matured in the quarter ended December 31, 2005. In the 148 stores converted in November 2005, we experienced this doubling of forfeitures as loans matured during the quarter ended March 31, 2006.
In our pawnshops, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The gross profit on sales of inventory depends primarily on our assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise.

At March 31, 2007, 252 of our 369 EZMONEY stores and 50 of our 282 pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in the loans made by the lenders, but typically earn a fee of 20% of the loan amount for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to improve or establish customers’ credit histories by reporting their payments to an external credit-reporting agency. Loans obtained by our credit service customers average approximately $500 and the loan term is generally less than 30 days, averaging about 17 days.
We earn payday loan fee revenue on our payday loans. In 147 stores, we make payday loans subject to state law. The average payday loan amount is approximately $400 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period. Through December 2005, we also marketed and serviced payday loans made by County Bank of Rehoboth Beach in some of our stores. We could purchase a 90% participation in the County Bank loans we marketed. As of December 31, 2005, County Bank discontinued its payday loan program. Most of our stores previously marketing County Bank loans now provide credit services to customers in obtaining loans from unaffiliated lenders.
In the current quarter, the EZPAWN Operations segment contributed $2.0 million greater store operating income compared to the prior year quarter, including an increase in pawn service charges, an increase in the gross profit on sales and a reduction in operating expenses. Our EZMONEY Operations segment contributed $2.9 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs primarily at new stores. After an increase in administrative expenses, our consolidated net income improved to $10.2 million in the current quarter from $7.7 million in the prior year quarter.

Results of Operations
Second Quarter Ended March 31, 2007 vs. Second Quarter Ended March 31, 2006
The following discussion compares our results of operations for the quarter ended March 31, 2007 (the “current quarter”) to the quarter ended March 31, 2006 (the “prior year quarter”). The discussion should be read with the accompanying financial statements and related notes.
EZPAWN Operations Segment
The following table presents selected financial data for the EZPAWN Operations segment:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Sales	$50,032	$47,605
Pawn service charges	16,556	15,453
Credit service fees	501	430
Payday loan fees	313	308
Other	342	329

Total revenues	67,744	64,125
Cost of goods sold	30,374	28,337

Net revenues	37,370	35,788
Operating expenses:
Operations expense	21,569	21,938
Credit service bad debt	91	123
Payday loan bad debt	62	57

Total operating expenses	21,722	22,118

Store operating income	$15,648	$13,670

Other data:
Gross margin on sales	39%	41%
Annualized inventory turnover	3.8x	3.5x
Average pawn loan balance per pawn store at quarter end	$153	$139
Average inventory per pawn store at quarter end	$102	$109
Average yield on pawn loan portfolio	150%	149%
Pawn loan redemption rate	80%	79%
Average signature loan balance per store offering signature loans at quarter end (a)	$10	$8

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current quarter pawn service charge revenue increased 7%, or $1.1 million from the prior year quarter to $16.6 million. This was due to a 6% higher average pawn loan balance coupled with a one percentage point increase in loan yields to 150%. Beginning in the second quarter of fiscal 2006, we raised our loan values on gold jewelry in response to an increase in gold market values and similar changes by our competitors. This contributed about $0.8 million to the increase in pawn service charges in the current quarter. The ending pawn loan balance was 10% higher than the balance at March 31, 2006, indicating the year over year improvement in pawn service charges is likely to continue in the third fiscal quarter ending June 30, 2007.
In the current quarter, 109% ($18.0 million) of recorded pawn service charge revenue was collected in cash, offset by a $1.4 million decrease in pawn service charges receivable. In the comparable prior year quarter, 115% ($17.7 million) of recorded pawn service charge revenue was collected in cash, offset by a $2.2 million decrease in pawn service charges receivable. The accrual of pawn service charges is dependent on the size of the loan portfolio and our estimate of collectible loans in the portfolio at the end of each quarter.

The table below summarizes our sales volume, gross profit and gross margins:

	Three Months Ended March 31,
	2007	2006

	(Dollars in millions)

Merchandise sales	$39.5	$39.0
Jewelry scrapping sales	10.5	8.6

Total sales	$50.0	$47.6

Gross profit on merchandise sales	$15.9	$16.3
Gross profit on jewelry scrapping sales	$3.7	$3.0

Gross margin on merchandise sales	40.3%	41.7%
Gross margin on jewelry scrapping sales	35.4%	35.1%
Overall gross margin	39.3%	40.5%
The current quarter’s $15.9 million of gross profit on merchandise sales represents a $0.4 million decrease from the prior year quarter. This resulted from a $0.5 million, or 1% increase in merchandise sales, more than offset by a 1.4 percentage point decrease in gross margins on merchandise sales. The decrease in merchandise sales margins was due primarily to more aggressive discounting of electronics and jewelry in the current quarter. In the prior year quarter, we had the benefit of the doubling of loan forfeitures due to the reduction of loan terms in the majority of our stores. This provided a greater amount of fresh inventory to fuel sales at a better margin. Included in the merchandise gross profit for the quarter is the benefit of higher gold values. Over the past year, we raised our retail prices on gold jewelry in response to higher gold values. We also increased the amount we pay to purchase jewelry from customers and loan on jewelry, increasing the cost of these items. The net effect contributed an additional $0.6 million to the gross profit on merchandise sales in the current quarter.
The current quarter’s gross profit on jewelry scrapping sales increased $0.7 million from the prior year quarter to $3.7 million. This was due to a $1.9 million increase in jewelry scrapping sales on 5% more volume, and a 0.3 percentage point improvement in margins. The recent increases in gold values and the amount we loan on gold jewelry had a $0.9 million positive effect on the gross profit on jewelry scrapping sales. Future changes in gold prices would immediately and directly impact the proceeds of scrapped jewelry. In response to these changes, we periodically adjust the amount we lend on jewelry. This ultimately impacts the cost of inventory sold and sales margins.
Merchandise and jewelry scrapping sales volume is heavily dependent on inventory available for sale, or beginning inventory on hand plus pawn loan forfeitures and inventory purchases. In the quarter ending June 30, 2007, the 7% lower beginning inventory balance will likely have a negative effect on the June quarter’s sales. We expect this will be largely offset by an increase in pawn loan forfeitures from the 10% higher beginning pawn loan balance.
Selected signature loan data for the EZPAWN Operations segment are as follows:

	Three Months Ended March 31,
	2007	2006

	(Dollars in thousands)

Fee revenue	$814	$738
Net bad debt	153	180

Fee revenue less bad debt	$661	$558

Signature loan bad debt, as a percent of fee revenue	18.8%	24.4%
The segment’s signature loan contribution, or fee revenue less bad debt, increased $0.1 million, or 18% in the current quarter compared to the prior year quarter. A 10% increase in signature loan fee revenue, primarily due to higher average loan balances in existing stores, and an improvement in signature loan bad debt from 24.4% of fees in the prior year quarter to 18.8% in the current quarter make up the increase in signature loan contribution. Due to the favorable seasonal impact of income tax refunds on our ability to collect loans and bad debt, the March quarter generally has the lowest level of bad debt. For the last twelve months, the segment bad debt was 36.4% of fee revenues, compared to 40.2% for the twelve months ended March 31, 2006.
Operations expense improved to 58% of net revenues ($21.6 million) in the current quarter from 61% of net revenues ($21.9 million) in the prior year quarter. Included in the current quarter are a $0.3 million reversal of a loss contingency, a $0.3 million reduction in health benefit claims, and a $0.2 million reduction in workers’ compensation expense.
In the current quarter, the $1.6 million greater net revenue from pawn activities, $0.1 million greater contribution from signature loans, and $0.3 million lower operations expenses resulted in a $2.0 million overall increase in store operating income from the EZPAWN Operations segment compared to the prior year quarter. For the quarter, EZPAWN Operations made up 62% of consolidated store operating income compared to 67% in the prior year quarter. The relative reduction is due to the more rapid growth in the EZMONEY Operations segment.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Credit service fees	$19,540	$14,021
Payday loan fees	2,359	795

Total and net revenues	21,899	14,816
Bad debt:
Credit service bad debt	2,311	1,750
Payday loan bad debt	452	227

Net bad debt	2,763	1,977

Fee revenue less bad debt	19,136	12,839

Operations expense	9,535	6,138

Store operating income	$9,601	$6,701

Other data:
Signature loan bad debt as a percent of signature loan fees	12.6%	13.3%
Average signature loan balance per store offering signature loans at quarter end (a)	$53	$50

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $6.3 million, or 49% compared to the prior year quarter. The primary cause of the increased contribution was the higher average loan balances at existing stores and the addition of new stores, resulting in a 48% current quarter increase in signature loan fee revenue. Although signature loan bad debt increased $0.8 million, it improved to 12.6% of related fees in the current quarter, compared to 13.3% in the prior year quarter due to improved underwriting and servicing on a larger portfolio. Due to the favorable seasonal impact of income tax refunds on our ability to collect loans and bad debt, the March quarter generally has the lowest level of bad debt. For the last twelve months, the segment’s bad debt was 22.8% of fee revenues, compared to 28.9% for the twelve months ended March 31, 2006.
Operations expense increased $3.4 million in the current quarter to $9.5 million, or 44% of segment net revenues from 41% in the prior year quarter. The increase was mostly from additional labor, rent and other costs at new stores that have not yet matured. In the current quarter, operations expense was $27,700 per average store, compared to $25,000 in the prior year quarter. Stores adjoining an EZPAWN location, which generally have lower operating costs, now comprise a smaller percentage of the total EZMONEY stores.

In the current quarter, the $6.3 million increase in signature loan fees net of bad debt and $3.4 million greater operations expense resulted in a $2.9 million net increase in store operating income from the EZMONEY Operations segment. For the quarter, EZMONEY Operations made up 38% of consolidated store operating income compared to 33% in the prior year quarter. The relative increase is due to the more rapid growth in the EZMONEY Operations segment compared to the EZPAWN Operations segment.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current quarter were $8.0 million compared to $6.7 million in the prior year quarter, an increase of 0.2 of a percentage point to 13.4% when measured as a percent of net revenue. The dollar increase was due primarily to a $0.6 million increase in stock compensation and a $0.3 million increase in administrative labor and benefits.
Depreciation and amortization expense was $2.4 million in the current quarter, compared to $2.1 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired.
We earned $0.6 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 5.1%. In the comparable prior year quarter, we earned $0.1 million of interest income on a smaller amount of invested cash, yielding 3.6%.
Throughout the current and prior year quarters, we had no debt. Our $0.1 million interest expense in each period was mostly amortization of deferred financing costs and the commitment fee on our line of credit.
The current quarter income tax expense was $6.0 million (37.0% of pretax income) compared to $4.4 million (36.4% of pretax income) for the prior year quarter. The increase in effective tax rate between these periods is due primarily to a legislative change increasing our expected taxes in Texas.
Consolidated operating income for the current quarter improved $3.3 million over the prior year quarter to $14.9 million. Contributing to this were the $2.0 million and $2.9 million increases in store operating income in our EZPAWN and EZMONEY Operations segments, partially offset by the $1.3 million increase in administrative expenses. After a $0.5 million improvement in net interest and a $1.6 million increase in income taxes and other smaller items, net income improved to $10.2 million in the current quarter from $7.7 million in the prior year quarter.

Six Months Ended March 31, 2007 vs. Six Months Ended March 31, 2006
The following discussion compares our results of operations for the six months ended March 31, 2007 to the six months ended March 31, 2006. The discussion should be read with the accompanying financial statements and related notes.
EZPAWN Operations Segment
The following table presents selected financial data for the EZPAWN Operations segment:

	Six Months Ended March 31,
	2007		2006
	(Dollars in thousands)

Sales	$99,012		$89,958
Pawn service charges	34,518		31,967
Credit service fees	1,078		652
Payday loan fees	668		749
Other	692		658

Total revenues	135,968		123,984
Cost of goods sold	60,197		53,998

Net revenues	75,771		69,986
Operating expenses:
Operations expense	43,311		42,656
Credit service bad debt	294		225
Payday loan bad debt	206		297

Total operating expenses	43,811		43,178

Store operating income	$31,960		$26,808

Other data:
Gross margin on sales	39%		40%
Annualized inventory turnover	3.5	x	3.3	x
Average pawn loan balance per pawn store at quarter end	$153		$139
Average inventory per pawn store at quarter end	$102		$109
Average yield on pawn loan portfolio	148%		140%
Pawn loan redemption rate	78%		77%
Average signature loan balance per store offering signature loans at quarter end (a)	$10		$8

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current year-to-date pawn service charge revenue increased 8%, or $2.6 million from the prior year to $34.5 million. This was due to an eight percentage point increase in loan yields to 148%, coupled with a 2% higher average pawn loan balance. Beginning in the second quarter of fiscal 2006, we raised our loan values on gold jewelry in response to an increase in gold market values and similar changes by our competitors. This contributed about $1.6 million to the increase in pawn service charges in the current year-to-date period. The higher yield resulted largely from the November 2005 conversion of 148 pawn stores from offering 90-day loan terms to offering 60-day terms.
In the current year-to-date period, 104% ($35.8 million) of recorded pawn service charge revenue was collected in cash, offset by a $1.3 million decrease in pawn service charges receivable. In the comparable prior year period, 109% ($34.9 million) of recorded pawn service charge revenue was collected in cash, offset by a $2.9 million decrease in pawn service charges receivable. While we seasonally expect to see a decrease in the accrued pawn service charges between September 30 and March 31 each year, the decrease was larger in the prior year-to-date period primarily due to shortening the loan term in most of our pawn stores in that period. The accrual of pawn service charges is dependent on the size of the loan portfolio and our estimate of collectible loans in the portfolio at the end of each quarter.

The table below summarizes our sales volume, gross profit and gross margins:

	Six Months Ended March 31,
	2007	2006
	(Dollars in millions)

Merchandise sales	$77.4	$74.7
Jewelry scrapping sales	21.6	15.3

Total sales	$99.0	$90.0

Gross profit on merchandise sales	$31.2	$31.1
Gross profit on jewelry scrapping sales	$7.6	$4.8

Gross margin on merchandise sales	40.4%	41.7%
Gross margin on jewelry scrapping sales	35.1%	31.5%
Overall gross margin	39.2%	40.0%
The current year-to-date period’s $31.2 million of gross profit on merchandise sales represents a $0.1 million increase from the prior year period. This resulted from a $2.4 million, or 3% increase in same store merchandise sales and a $0.3 million increase in other store sales, offset by a 1.3 percentage point decrease in gross margins. The decrease in merchandise sales margins was due primarily to more aggressive discounting of electronics and jewelry in the current year. In the prior year period, we had the benefit of the doubling of loan forfeitures due to the reduction of loan terms in the majority of our stores. This provided a greater amount of fresh inventory to fuel sales at a better margin. Included in the merchandise gross profit for the year-to-date period is the benefit of higher gold values. Over the past year, we raised our retail prices on gold jewelry in response to higher gold values. We also increased the amount we pay to purchase jewelry from customers and loan on jewelry, increasing the cost of these items. The net effect contributed an additional $1.1 million to the gross profit on merchandise sales in the current year-to-date period.
The gross profit on jewelry scrapping sales increased $2.8 million from the prior year-to-date period to $7.6 million. This was due to a $6.3 million increase in jewelry scrapping sales on 17% more volume, and a 3.6 percentage point improvement in margins. The jewelry scrapping sales include the current year sale of approximately $0.5 million of loose diamonds removed from scrapped jewelry. The recent increases in gold values and the amount we loan on gold jewelry had a $1.8 million positive effect on the gross profit on jewelry scrapping sales. Future changes in gold prices would immediately and directly impact the proceeds of scrapped jewelry. In response to these changes, we periodically adjust the amount we lend on jewelry. This ultimately impacts the cost of inventory sold and sales margins.
Selected signature loan data for the EZPAWN Operations segment are as follows:

	Six Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Fee revenue	$1,746	$1,401
Net bad debt	500	522

Fee revenue less bad debt	$1,246	$879

Signature loan bad debt, as a percent of fee revenue	28.6%	37.3%
The segment’s signature loan contribution, or fee revenue less bad debt, increased $0.4 million, or 42% in the current year-to-date period compared to the prior year period. A 25% increase in fee revenues, primarily from higher average loan balances in existing stores, and an improvement in signature loan bad debt from 37.3% of fees in the prior year-to-date period to 28.6% make up the increase in signature loan contribution.
Operations expense improved to 57% of net revenues ($43.3 million) in the current year-to-date period from 61% of net revenues ($42.7 million) in the prior year-to-date period. Included in the current year-to-date period are a $0.3 million reversal of a loss contingency, a $0.4 million reduction in health benefit claims, and a $0.3 million reduction in workers’ compensation expense.
In the current year-to-date period, the $5.5 million greater net revenue from pawn activities, $0.4 million greater contribution from signature loans, and $0.7 million higher operations expenses resulted in a $5.2 million overall increase in store operating income from the EZPAWN Operations segment compared to the prior year-to-date period. For the current year-to-date period, EZPAWN Operations made up 64% of consolidated store operating income compared to 68% in the prior year-to-date period. The relative reduction is due to the more rapid growth in the EZMONEY Operations segment.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Six Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Credit service fees	$40,990	$29,221
Payday loan fees	4,372	1,506

Total and net revenues	45,362	30,727
Bad debt:
Credit service bad debt	7,312	5,418
Payday loan bad debt	1,132	591

Net bad debt	8,444	6,009

Fee revenue less bad debt	36,918	24,718

Operations expense	19,181	11,895

Store operating income	$17,737	$12,823

Other data:
Signature loan bad debt as a percent of signature loan fees	18.6%	19.6%
Average signature loan balance per store offering signature loans at quarter end (a)	$53	$50

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $12.2 million, or 49% compared to the prior year-to-date period. The primary cause of the increased contribution was the higher average loan balances at existing stores and the addition of new stores, resulting in a 48% increase in the current year-to-date signature loan fee revenue. Although signature loan bad debt increased $2.4 million, it improved to 18.6% of related fees in the current year-to-date period compared to 19.6% in the prior year period due to improved underwriting and servicing.
Operations expense increased $7.3 million in the current year-to-date period to $19.2 million, or 42% of segment net revenues from 39% in the prior year period. The increase was mostly from additional labor, rent and other costs at new stores that have not yet matured. In the current year-to-date period, operations expense was $56,700 per average store, compared to $49,200 per average store in the prior year-to-date period. Stores adjoining an EZPAWN location, which generally have lower operating costs, now comprise a smaller percentage of the total EZMONEY stores.
In the current year-to-date period, the $12.2 million increase in signature loan fees net of bad debt and $7.3 million greater operations expense resulted in a $4.9 million net increase in store operating income from the EZMONEY Operations segment. For the current year-to-date period, EZMONEY Operations made up 36% of consolidated store operating income compared to 32% in the prior year period. The relative increase is due to the more rapid growth in the EZMONEY Operations segment compared to the EZPAWN Operations segment.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current year-to-date period were $15.5 million compared to $13.5 million in the prior year-to-date period. This is an improvement of 0.6 of a percentage point to 12.8% when measured as a percent of net revenue. The dollar increase was due primarily to a $0.8 million increase in stock compensation and a $0.5 million increase in administrative labor and benefits.
Depreciation and amortization expense was $4.7 million in the current year, compared to $4.3 million in the prior year. Depreciation on assets placed in service, primarily related to new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired.
We earned $0.9 million of interest income on our invested cash in the current year-to-date period for an annualized rate of return of 5.0%. In the comparable prior year period, we earned $0.1 million of interest income on our invested cash, yielding a 3.6% annualized rate of return.
Since we had no debt throughout the current year-to-date period, our $0.1 million interest expense was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit. Interest expense in the prior year-to-date period was $0.4 million. In that period, we had an average debt balance of $3.0 million.
The current year-to-date income tax expense was $11.7 million (37.0% of pretax income) compared to $8.3 million (36.4% of pretax income) for the prior year period. The increase in effective tax rate between these periods is due primarily to a legislative change increasing our expected taxes in Texas.
Consolidated operating income for the current year-to-date period improved $7.6 million over the prior year-to-date period to $29.5 million. Contributing to this were the $5.2 million and $4.9 million increases in store operating income in our EZPAWN and EZMONEY Operations segments, partially offset by the $2.0 million increase in administrative expenses. After a $1.0 million improvement in net interest and a $3.4 million increase in income taxes and other smaller items, net income improved to $20.0 million in the current year-to-date period from $14.5 million in the prior year-to-date period.
Liquidity and Capital Resources
In the current year-to-date period, our $24.4 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $25.7 million, net of (b) $1.4 million of changes in operating assets and liabilities, primarily accounts payable and accrued expenses. In the prior year-to-date period, our $18.8 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $19.2 million, offset by (b) $0.4 million of changes in operating assets and liabilities. The primary differences between cash flow from operations between the two periods were an increase in signature loan fees collected and gross profit on sales of inventory.
Our investing activities provided $5.5 million of cash during the current year-to-date period, consisting primarily of the $13.1 million excess of pawn loan repayments and principal recovery through the sale of forfeited collateral over pawn loans made and the $0.8 million of dividends received from an unconsolidated affiliate. Partially offsetting this was $6.2 million invested in property and equipment and $2.2 million in funding payday loans net of repayments. We also received $2.1 million from the exercise of employee stock options and related excess tax benefits in the current year-to-date period. The net effect of these and other smaller cash flows was a $31.7 million increase in cash on hand, providing a $61.6 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	0.3	0.1	0.2	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	121.7	18.0	31.3	25.6	46.8
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$122.0	$18.1	$31.5	$25.6	$46.8

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At March 31, 2007, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $17.9 million. This amount includes principal, interest and insufficient funds fees.
In April 2007, we announced our plans to acquire fifteen additional pawn stores from a competitor in Colorado, and expect that purchase to be completed in June 2007. The purchase price of approximately $23 million will be paid with cash on hand.
In the remaining six months of the fiscal year ending September 30, 2007, we plan to open approximately 65 new stores for an expected capital expenditure of approximately $3.8 million, plus the funding of working capital and start-up losses at these stores. We believe these new stores will create a drag on earnings and liquidity in their first six to nine months of operations before turning profitable.
We had no debt outstanding at March 31, 2007. Our credit agreement provides for a $40 million revolving credit facility secured by our assets, and matures October 1, 2009. Under the terms of the agreement, we could borrow the full $40 million at March 31, 2007. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee we anticipate paying through the maturity of the credit agreement, assuming we remain debt-free.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth and acquisition, capital expenditures and working capital requirements during the coming year.
Seasonality
Historically, fee and service charge revenues are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales generally are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day, and the impact of tax refunds. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory. The majority of jewelry scrapping sales generally occurs during our fourth fiscal quarter (July through September) due to low jewelry merchandise sales in that quarter. The net effect of these factors is that net revenues and net income typically are highest in the fourth fiscal quarter, with the first fiscal quarter being second highest. Our cash flow typically is greatest in the second fiscal quarter due to a high level of loan redemptions and sales in the income tax refund season.
Use of Estimates and Assumptions
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements. We prepared those statements according to accounting principles generally accepted in the United States for interim financial information. We must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on signature loans, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in foreign currency exchange rates and gold values. We also are exposed to regulatory risk in relation to our credit services, payday loans and pawn operations. We do not use derivative financial instruments.
Our earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and our ability to sell excess jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, you should read “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2006.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended December 31, 2006 (included in our March 31, 2007 results on a three-month lag as described above) was a $643,000 increase, net of tax effect, to stockholders’ equity. On March 31, 2007, the U.K. pound strengthened to £1.00 to $1.9625 U.S. from $1.9591 U.S. at December 31, 2006. We cannot assure the future valuation of the U.K. pound or how further movements in the pound could affect our future earnings or financial position.
Similar to the discussion above regarding the U.K. pound, fluctuations in the exchange rate for the Mexican peso also affect our earnings and financial position due to our pawn operations recently introduced in Mexico. Currently these operations are not material. The translation adjustment representing the weakening in the Mexican peso during the quarter ended March 31, 2007 was a $7,000 decrease, net of tax effect, to stockholders’ equity.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, acquisitions and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” “will,” and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and you should not regard them as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect our operations, performance, development and results. You are cautioned not to overly rely on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans or to reflect unanticipated events.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
(b) Changes in Internal Controls
There were no changes in our internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
See Note F, “Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements included in this filing.
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

EZCORP, INC. (Registrant)
Date: May 9, 2007	By:	/s/ Dan N. Tonissen
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