Form 10-Q
period 2007-06-30
EZCORP INC
filed 2007-08-06
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007	Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2540145 (I.R.S. Employer Identification No.)
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
As of June 30, 2007, 38,329,337 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	June 30,
	2007	2006	September 30,
	(Unaudited)	(Unaudited)	2006
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$31,686	$22,731	$29,939
Pawn loans	58,053	48,932	50,304
Payday loans, net	4,514	1,966	2,443
Pawn service charges receivable, net	8,150	7,037	8,234
Signature loan fees receivable, net	5,439	3,708	4,380
Inventory, net	33,641	32,937	35,616
Deferred tax asset	7,344	8,365	7,150
Federal income taxes receivable	—	—	35
Prepaid expenses and other assets	5,197	3,340	3,907

Total current assets	154,024	129,016	142,008

Investment in unconsolidated affiliate	21,250	17,870	19,275
Property and equipment, net	31,895	27,283	29,447
Deferred tax asset, non-current	4,536	3,669	3,749
Goodwill	16,211	631	768
Other assets, net	3,448	2,614	2,611

Total assets	$231,364	$181,083	$197,858

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$21,658	$18,517	$22,579
Customer layaway deposits	1,888	1,734	1,890
Federal income taxes payable	1,255	752	—

Total current liabilities	24,801	21,003	24,469

Deferred gains and other long-term liabilities	2,977	3,339	3,249
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; Authorized 5 million shares; none issued and outstanding	—	—	—
Class A Non-voting Common Stock, par value $.01 per share; Authorized 50 million shares; 38,356,436 issued and 38,329,337 outstanding at June 30, 2007; 36,735,471 issued and 36,708,372 outstanding at June 30, 2006; 37,542,240 issued and 37,515,141 outstanding at September 30, 2006	383	363	375
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	130,236	121,070	124,572
Retained earnings	70,692	34,805	43,973

	201,341	156,268	168,950
Treasury stock, at cost (27,099 shares)	(35)	(35)	(35)
Accumulated other comprehensive income	2,280	508	1,225

Total stockholders’ equity	203,586	156,741	170,140

Total liabilities and stockholders’ equity	$231,364	$181,083	$197,858

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

	(In thousands, except per share amounts)
Revenues:
Sales	$42,676	$40,640	$141,688	$130,598
Pawn service charges	16,978	15,021	51,496	46,988
Signature loan fees	27,024	17,821	74,132	49,949
Other	315	304	1,007	962

Total revenues	86,993	73,786	268,323	228,497

Cost of goods sold	25,421	23,698	85,618	77,696

Net revenues	61,572	50,088	182,705	150,801

Operating expenses:
Operations	31,595	27,544	94,087	82,095
Signature loan bad debt	10,142	5,531	19,086	12,062
Administrative	8,033	6,830	23,528	20,347
Depreciation and amortization	2,495	2,143	7,194	6,402

Total operating expenses	52,265	42,048	143,895	120,906

Operating income	9,307	8,040	38,810	29,895

Interest income	(618)	(193)	(1,499)	(283)
Interest expense	67	43	214	396
Equity in net income of unconsolidated affiliate	(720)	(557)	(2,185)	(1,745)
Gain on sale / disposal of assets	(155)	(70)	(131)	(62)

Income before income taxes	10,733	8,817	42,411	31,589
Income tax expense	3,971	3,209	15,692	11,498

Net income	$6,762	$5,608	$26,719	$20,091

Net income per common share:
Basic	$0.16	$0.14	$0.65	$0.51

Diluted	$0.16	$0.13	$0.62	$0.48

Weighted average shares outstanding:
Basic	41,282	39,657	40,943	39,174
Diluted	43,482	42,557	43,393	41,923
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2007	2006
	(In thousands)

Operating Activities:
Net income	$26,719	$20,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,194	6,402
Payday loan loss provision	3,316	1,490
Deferred taxes	(787)	2,512
Net gain on sale or disposal of assets	(131)	(62)
Share-based compensation	2,726	1,099
Income from investment in unconsolidated affiliate	(2,185)	(1,745)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(432)	2,045
Inventory, net	407	(387)
Prepaid expenses, other current assets, and other assets, net	(1,160)	(1,145)
Accounts payable and accrued expenses	(951)	(460)
Customer layaway deposits	(79)	46
Deferred gains and other long-term liabilities	(272)	(258)
Excess tax benefit from stock-based compensation	(895)	—
Federal income taxes	2,756	138

Net cash provided by operating activities	36,226	29,766

Investing Activities:
Pawn loans made	(150,656)	(139,049)
Pawn loans repaid	80,530	76,385
Recovery of pawn loan principal through sale of forfeited collateral	69,824	65,271
Payday loans made	(32,708)	(16,361)
Payday loans repaid	27,427	14,538
Additions to property and equipment	(9,234)	(6,684)
Acquisitions, net of cash acquired	(23,201)	(1,590)
Dividends from unconsolidated affiliate	1,274	969
Proceeds from sale of assets	200	98

Net cash used in investing activities	(36,544)	(6,423)

Financing Activities:
Proceeds from exercise of stock options and warrants	1,453	2,220
Excess tax benefit from stock-based compensation	895	—
Debt issuance costs	(283)	—
Net payments on bank borrowings	—	(7,000)

Net cash provided by (used in) financing activities	2,065	(4,780)

Change in cash and equivalents	1,747	18,563
Cash and equivalents at beginning of period	29,939	4,168

Cash and equivalents at end of period	$31,686	$22,731

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$66,521	$66,834
Issuance of common stock to 401(k) plan	$27	$44
Foreign currency translation adjustment	$(1,055)	$254
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
Note A: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note C). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period balances have been reclassified to conform to the current presentation.
Our business is subject to seasonal variations, and operating results for the three and nine-month periods ended June 30, 2007 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
Note B: Significant Accounting Policies
CONSOLIDATION: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our interest in Albemarle & Bond Holdings, plc using the equity method.
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
CREDIT SERVICE REVENUE RECOGNITION: We earn credit service fees when we assist customers in obtaining loans from unaffiliated lenders. We accrue the percentage of credit service fees we expect to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default, and increase credit service fee revenue upon collection. Credit service revenue is included in “Signature loan fees” on our statements of operations.
CREDIT SERVICE BAD DEBT: We issue letters of credit to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed it by the borrowers plus any insufficient funds fee. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection.
The majority of our credit service customers obtain short-term loans with a single maturity date. These short-term loans, with maturity dates averaging about 17 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain installment loans with a series of payments due over as much as a five-month period. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted.
CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At June 30, 2007, the allowance for Expected LOC Losses was $1.4 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $22.8 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
PAYDAY LOAN REVENUE RECOGNITION: We accrue fees on the percentage of payday loans we believe to be collectible using the interest method. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Payday loan fee revenue is included in “Signature loan fees” on our statements of operations.
PAYDAY LOAN BAD DEBT: We consider a loan defaulted if it has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of signature loan bad debt when collected.
PAYDAY LOAN ALLOWANCE FOR LOSSES: We also provide an allowance for losses on payday loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete or slow moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At June 30, 2007, the inventory valuation allowance was $3.8 million, or 10.2% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
INTANGIBLE ASSETS: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1st, or more frequently if events or changes in circumstances indicate that they might be impaired. We recognized no impairment of our intangible assets in the current or prior year-to-date periods. We amortize intangible assets with definite lives over their estimated useful lives.
PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $82.4 million at June 30, 2007.
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
INCOME TAXES: We calculate the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was $0.4 million at June 30, 2007.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained in an audit, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will audit our tax positions. FIN 48 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. We must adopt FIN 48 in the fiscal year ending September 30, 2008. We do not expect FIN 48 to have a material effect on our financial position or results of operations. It will not impact our cash flows.
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

Note C: Acquisitions
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one signature loan store from Jumping Jack Cash, a competitor in Colorado for $23.2 million of cash and direct transaction costs. The purchase price was allocated as follows (in thousands):

Current assets:
Pawn loans	$4,144
Payday loans, net	106
Pawn service charges receivable, net	529
Signature loan fees receivable, net	14
Inventory, net	1,735
Deferred tax asset	194
Prepaid expenses and other assets	217

Total current assets	6,939

Property and equipment	423
Non-compete agreement	500
Goodwill	15,443
Other assets, net	20

Total assets	$23,325

Liabilities:
Accrued liabilities	$(47)
Customer deposits	(77)

Total liabilities	(124)

Net assets acquired	$23,201

We acquired three pawnshops in the fiscal year ended September 30, 2006. One was acquired in December 2005 for $1.6 million, and the other two were acquired in August 2006 for $0.6 million.
The results of all acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisitions were not material.
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
Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (A)	$6,762	$5,608	$26,719	$20,091

Weighted average outstanding shares of common stock (B)	41,282	39,657	40,943	39,174
Dilutive effect of stock options, warrants, and restricted stock	2,200	2,900	2,450	2,749

Weighted average common stock and common stock equivalents (C)	43,482	42,557	43,393	41,923

Basic earnings per share (A/B)	$0.16	$0.14	$0.65	$0.51

Diluted earnings per share (A/C)	$0.16	$0.13	$0.62	$0.48

Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.
Note E: Investment in Unconsolidated Affiliate
At June 30, 2007, we owned 13,276,666 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 28.4% of the total outstanding shares. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. A&B files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our current year-to-date period ended June 30, 2007 represents our percentage interest in the results of A&B’s operations from July 1, 2006 to March 31, 2007.
Below is summarized financial information for A&B’s most recently reported results (using average exchange rates for the periods indicated):

	Six Months Ended December 31,
	2006	2005
	(in thousands)
Turnover (gross revenues)	$32,853	$26,391
Gross profit	23,631	18,207
Profit after tax (net income)	5,148	4,134
On July 11, 2007, we purchased 3,022,209 additional shares of A&B’s common stock as part of a private placement of stock by A&B. The purchase increased our ownership percentage to 29.95% of the outstanding shares of A&B. Because we include A&B’s earnings in our financial statements on a three-month lag as described above, our incremental share of A&B’s results of operations will first be reflected in our results in the quarter ending December 31, 2007. For further discussion, see Note L, “Subsequent Event.”
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
In May 2007, the State of Texas filed suit against EZCORP, Inc. and its Texas affiliates in state district court in Bexar County alleging violations of the Texas Identity Theft statute, Deceptive Trade Practices Act, and a provision of the Business and Commerce Code by allegedly failing to safeguard and properly dispose of customers’ sensitive personal information. In late May 2007, we voluntarily entered into an Agreed Temporary Injunction regarding the safeguarding and disposal of the information and are in the process of negotiating a resolution. We have reviewed and enhanced our information security polices to address the State’s concerns.
Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the current quarter and current year-to-date period ended June 30, 2007 was $6.8 million and $27.8 million. For the comparable 2006 periods, comprehensive income was $5.7 million and $19.8 million, respectively. The difference between comprehensive income and net income results from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At June 30, 2007, the accumulated balance of foreign currency activity excluded from net income was $3.5 million, net of tax of $1.2 million. The net $2.3 million is presented as “Accumulated other comprehensive income” in the current quarter balance sheet.
Note H: Long-term Debt
While we had no debt at June 30, 2007 and 2006, we have a $40.0 million revolving credit facility secured by our assets, which matures October 1, 2009. For any borrowed funds, we may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank’s base rate. On the unused amount of the revolving facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	June 30, 2007	June 30, 2006	September 30, 2006
	(In thousands)

Pawn licenses	$1,549	$1,549	$1,549
Goodwill	16,211	631	768

Total	$17,760	$2,180	$2,317

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	June 30, 2007		June 30, 2006		September 30, 2006
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)

License application fees	$345	$(281)	$345	$(250)	$345	$(257)
Real estate finders’ fees	556	(323)	556	(306)	556	(311)
Non-compete agreements	898	(293)	388	(272)	398	(277)
Customer list	20	—	—	—	—	—

Total	$1,819	$(897)	$1,289	$(828)	$1,299	$(845)

Total amortization expense from definite-lived intangible assets for the current quarter and year-to-date periods ended June 30, 2007 was approximately $17,000 and $52,000. For the comparable 2006 periods, amortization expense was approximately $17,000 and $51,000. We estimate amortization expense will be $62,000 in the remaining three months of fiscal 2007. The expected increase from prior quarters is primarily due to the amortization of intangible assets acquired from Jumping Jack Cash. The following table presents our estimate of amortization expense for definite-lived intangible assets for the next four full fiscal years (in thousands):

Fiscal Year	Amortization Expense
2008	$168
2009	$159
2010	$144
2011	$138
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Common Stock, Warrants, Options, and Share-based Compensation
Our income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Gross compensation cost	$1,061	$206	$2,726	$1,099
Income tax benefit	(322)	(7)	(858)	(116)

Share-based compensation cost, net of tax benefit	$739	$199	$1,868	$983

Stock option and warrant exercises resulted in the issuance of 49,846 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $0.2 million. For the current year-to-date period, 812,347 shares of Common Stock were issued for total proceeds of $1.5 million.
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
On June 1, 2007, the Compensation Committee of our Board of Directors granted to a new independent board member a non-qualified option to acquire 1,666 shares of our Class A Non-voting Common Stock. The option vests in one year and has an exercise price of $15.05 per share.

Note K: Operating Segment Information
Prior to October 1, 2006, we had a single reportable segment. Effective October 1, 2006, we reorganized our business and internal reporting to manage it as two reportable segments with operating results reported separately for each segment. The two reportable segments are:
•	EZPAWN Operations: This segment offers pawn loans and related sales in all 298 of our pawn stores and offers signature loans in seven EZMONEY stores and 80 of our pawn stores.

•	EZMONEY Operations: This segment offers signature loans in 383 of our EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)
Three Months Ended June 30, 2007:
Revenues:
Sales	$42,676	$—	$42,676
Pawn service charges	16,978	—	16,978
Signature loan fees	808	26,216	27,024
Other	315	—	315

Total revenues	60,777	26,216	86,993

Cost of goods sold	25,421	—	25,421

Net revenues	35,356	26,216	61,572

Store operating expenses:
Operations expense	21,613	9,982	31,595
Signature loan bad debt	570	9,572	10,142

Total store operating expenses	22,183	19,554	41,737

Store operating income	$13,173	$6,662	$19,835

Three Months Ended June 30, 2006:
Revenues:
Sales	$40,640	$—	$40,640
Pawn service charges	15,021	—	15,021
Signature loan fees	838	16,983	17,821
Other	304	—	304

Total revenues	56,803	16,983	73,786

Cost of goods sold	23,698	—	23,698

Net revenues	33,105	16,983	50,088

Store operating expenses:
Operations expense	20,747	6,797	27,544
Signature loan bad debt	406	5,125	5,531

Total store operating expenses	21,153	11,922	33,075

Store operating income	$11,952	$5,061	$17,013

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)
Nine Months Ended June 30, 2007:
Revenues:
Sales	$141,688	$—	$141,688
Pawn service charges	51,496	—	51,496
Signature loan fees	2,554	71,578	74,132
Other	1,007	—	1,007

Total revenues	196,745	71,578	268,323

Cost of goods sold	85,618	—	85,618

Net revenues	111,127	71,578	182,705

Store operating expenses:
Operations expense	64,926	29,161	94,087
Signature loan bad debt	1,070	18,016	19,086

Total store operating expenses	65,996	47,177	113,173

Store operating income	$45,131	$24,401	$69,532

Nine Months Ended June 30, 2006:
Revenues:
Sales	$130,598	$—	$130,598
Pawn service charges	46,988	—	46,988
Signature loan fees	2,237	47,712	49,949
Other	962	—	962

Total revenues	180,785	47,712	228,497

Cost of goods sold	77,696	—	77,696

Net revenues	103,089	47,712	150,801

Store operating expenses:
Operations expense	63,401	18,694	82,095
Signature loan bad debt	920	11,142	12,062

Total store operating expenses	64,321	29,836	94,157

Store operating income	$38,768	$17,876	$56,644

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Consolidated store operating income	$19,835	$17,013	$69,532	$56,644
Administrative expenses	8,033	6,830	23,528	20,347
Depreciation and amortization	2,495	2,143	7,194	6,402
Interest income	(618)	(193)	(1,499)	(283)
Interest expense	67	43	214	396
Equity in net income of unconsolidated affiliate	(720)	(557)	(2,185)	(1,745)
Gain on sale / disposal of assets	(155)	(70)	(131)	(62)

Consolidated income before income taxes	$10,733	$8,817	$42,411	$31,589

The following table presents separately identified segment assets:

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)
Assets at June 30, 2007:
Pawn loans	$58,053	$—	$58,053
Payday loans, net	487	4,027	4,514
Inventory, net	33,641	—	33,641

Total separately identified recorded segment assets	$92,181	$4,027	$96,208

Brokered loans outstanding from unaffiliated lenders	$486	$21,023	$21,509

Assets at June 30, 2006:
Pawn loans	$48,932	$—	$48,932
Payday loans, net	487	1,479	1,966
Inventory, net	32,937	—	32,937

Total separately identified recorded segment assets	$82,356	$1,479	$83,835

Brokered loans outstanding from unaffiliated lenders	$508	$15,396	$15,904

Assets at September 30, 2006:
Pawn loans	$50,304	$—	$50,304
Payday loans, net	489	1,954	2,443
Inventory, net	35,616	—	35,616

Total separately identified recorded segment assets	$86,409	$1,954	$88,363

Brokered loans outstanding from unaffiliated lenders	$553	$17,657	$18,210
Brokered loans are not recorded as an asset on our balance sheet, as we do not own a participation in the loans made by independent lenders. We monitor the principal balance of these loans, as our credit service fees and bad debt are directly related to their volume due to the letters of credit we issue on these loans. The balance shown above is the gross principal balance of the loans outstanding.
Note L: Subsequent Event
On July 11 2007, Albemarle & Bond announced its acquisition of a 26-store competitor in the United Kingdom. In conjunction with that transaction, Albemarle & Bond issued to the seller and sold in a private placement a total of 7,346,335 newly issued shares of its common stock. On July 11, 2007, we purchased 3,022,209 of those additional shares for $13.4 million. The purchase increased our ownership percentage to 29.95% of A&B’s outstanding shares. Because we include A&B’s earnings in our financial statements on a three-month lag as described in Note E, “Investment in Unconsolidated Affiliate,” our incremental share of A&B’s results of operations will first be reflected in our results in the quarter ending December 31, 2007.

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
Third Quarter Ended June 30, 2007 vs. Third Quarter Ended June 30, 2006
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended June 30, 2007 and 2006 (“current quarter” and “prior year quarter”):

	Three Months Ended June 30,		Percentage
	2007	2006	Change
	(Dollars in thousands)
Net revenues:
Sales	$42,676	$40,640	5.0%
Pawn service charges	16,978	15,021	13.0%
Signature loan fees	27,024	17,821	51.6%
Other	315	304	3.6%

Total revenues	86,993	73,786	17.9%
Cost of goods sold	25,421	23,698	7.3%

Net revenues	$61,572	$50,088	22.9%

Net income	$6,762	$5,608	20.6%

Nine Months Ended June 30, 2007 vs. Nine Months Ended June 30, 2006
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2007 and 2006 (“current year-to-date” and “prior year-to-date” periods):

	Nine Months Ended June 30,		Percentage
	2007	2006	Change
	(Dollars in thousands)
Net revenues:
Sales	$141,688	$130,598	8.5%
Pawn service charges	51,496	46,988	9.6%
Signature loan fees	74,132	49,949	48.4%
Other	1,007	962	4.7%

Total revenues	268,323	228,497	17.4%
Cost of goods sold	85,618	77,696	10.2%

Net revenues	$182,705	$150,801	21.2%

Net income	$26,719	$20,091	33.0%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Fee revenue	$27,024	$17,821	$74,132	$49,949
Bad debt:
Net defaults, including interest on brokered loans	8,692	4,520	17,353	11,342
Insufficient funds fees, net of collections	318	273	775	790
Change in valuation allowance	1,059	669	758	(198)
Other related costs	73	69	200	128

Net bad debt	10,142	5,531	19,086	12,062

Fee revenue less bad debt	$16,882	$12,290	$55,046	$37,887

Average signature loan balance outstanding during period (a)	$23,779	$15,845	$22,222	$15,299
Signature loan balance at end of period (a)	$26,023	$17,870	$26,023	$17,870
Participating stores at end of period	470	370	470	370
Signature loan bad debt, as a percent of fee revenue	37.5%	31.0%	25.7%	24.1%
Net default rate (a)(b)	6.1%	5.0%	4.6%	4.5%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 295 domestic pawn stores, including fifteen acquired in the current quarter, and three Mexico pawn stores open at June 30, 2007. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 390 EZMONEY stores and 80 of our domestic pawn stores open June 30, 2007, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We manage our business as two segments. The EZPAWN Operations segment offers pawn related activities in all 298 pawn stores, and offers signature loans in 80 pawn stores and seven EZMONEY stores. The EZMONEY Operations segment offers signature loans in 383 EZMONEY stores, and accounts for approximately 97% of our consolidated signature loan revenues. The following tables present store data by operating segment:

	Three Months Ended June 30, 2007
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	289	362	651
New openings	1	20	21
Acquired	15	1	16
Sold, combined, or closed	—	—	—

End of period	305	383	688

Average number of stores during the period	293	369	662

	Nine Months Ended June 30, 2007
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	287	327	614
New openings	3	57	60
Acquired	15	1	16
Sold, combined, or closed	—	(2)	(2)

End of period	305	383	688

Average number of stores during the period	290	348	638

Composition of ending stores:
EZPAWN — United States	295	—	295
EZPAWN — Mexico	3	—	3
EZMONEY signature loan stores adjoining EZPAWNs	7	159	166
EZMONEY signature loan stores — free standing	—	224	224

Total stores in operation	305	383	688

Total stores offering signature loans	87	383	470

	Three Months Ended June 30, 2006
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	288	256	544
New openings	—	25	25
Acquired	—	—	—
Sold, combined, or closed	(1)	—	(1)

End of period	287	281	568

Average number of stores during the period	288	263	550

	Nine Months Ended June 30, 2006
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	287	227	514
New openings	—	55	55
Acquired	1	—	1
Sold, combined, or closed	(1)	(1)	(2)

End of period	287	281	568

Average number of stores during the period	288	244	532

Composition of ending stores:
EZPAWN — United States	280	—	280
EZPAWN — Mexico	—	—	—
EZMONEY signature loan stores adjoining EZPAWNs	7	158	165
EZMONEY signature loan stores — free standing	—	123	123

Total stores in operation	287	281	568

Total stores offering signature loans	89	281	370
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
Between August and November 2005, we reduced the total loan term on new pawn loans from 90 days to 60 days in 215 of our pawn stores. Forty-three stores had previously made the change. We estimate this change reduced our pawn portfolio approximately 15% for the loans in these stores that were between 60 and 90 days old, with very little or no impact on pawn service charge revenues. This change also created a one-time doubling of forfeitures in the prior year-to-date period as loans made 90 and 60 days earlier simultaneously forfeited for a 30-day period, resulting in a higher level of inventory available for sale (beginning inventory plus forfeitures and purchases). We experienced this doubling of forfeitures as loans in these 215 stores matured in the first two quarters of fiscal 2006.
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
At June 30, 2007, 254 of our 383 EZMONEY stores and 50 of our 298 pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.

In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 254 EZMONEY stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500 but averaging $550. Terms of these short-term loans are generally less than 30 days, averaging about 17 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 13 EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,000. With each installment payment, we earn a fee of 10% of the initial loan amount. At June 30, 2007, short-term loans comprised 99% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 1%.
We earn payday loan fee revenue on our payday loans. In 166 stores, we make payday loans subject to state law. The average payday loan amount is approximately $440 and the term is generally less than 30 days, averaging about 19 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period. Through December 2005, we also marketed and serviced payday loans made by County Bank of Rehoboth Beach in some of our stores. We could purchase a 90% participation in the County Bank loans we marketed. As of December 31, 2005, County Bank discontinued its payday loan program. Most of our stores previously marketing County Bank loans now provide credit services to customers in obtaining loans from unaffiliated lenders.
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one payday loan store from Jumping Jack Cash, a competitor in Colorado for $23.2 million of cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition. Because the stores were acquired near the end of the current quarter, their impact on the current quarter and year-to-date operating results were not significant. The acquisition had a more material impact on the balance of assets and liabilities. The purchase price was allocated as presented in Note C, “Acquisitions,” in the Condensed Consolidated Financial Statements filed with this quarterly report.
In the current quarter, the EZPAWN Operations segment contributed $1.2 million greater store operating income compared to the prior year quarter, primarily from an increase in pawn service charges. Our EZMONEY Operations segment contributed $1.6 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs primarily at new stores. After an increase in administrative expenses and less material changes in other items, our consolidated net income improved to $6.8 million in the current quarter from $5.6 million in the prior year quarter.

Results of Operations
Third Quarter Ended June 30, 2007 vs. Third Quarter Ended June 30, 2006
The following discussion compares our results of operations for the quarter ended June 30, 2007 (the “current quarter”) to the quarter ended June 30, 2006 (the “prior year quarter”). The discussion should be read with the accompanying financial statements and related notes.
EZPAWN Operations Segment
The following table presents selected financial data for the EZPAWN Operations segment:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Sales	$42,676	$40,640
Pawn service charges	16,978	15,021
Signature loan fees	808	838
Other	315	304

Total revenues	60,777	56,803
Cost of goods sold	25,421	23,698

Net revenues	35,356	33,105
Store operating expenses:
Operations expense	21,613	20,747
Signature loan bad debt	570	406

Total store operating expenses	22,183	21,153

Store operating income	$13,173	$11,952

Other data:
Gross margin on sales	40%	42%
Annualized inventory turnover	3.4x	3.0x
Average pawn loan balance per pawn store at quarter end	$195	$175
Average inventory per pawn store at quarter end	$113	$118
Average yield on pawn loan portfolio (a)	136%	136%
Pawn loan redemption rate	78%	77%
Average signature loan balance per store offering signature loans at quarter end (b)	$11	$11

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current quarter pawn service charge revenue increased 13%, or $2.0 million from the prior year quarter to $17.0 million. This was due to a 13% higher average pawn loan balance, with the average loan yield unchanged. In the last two years, we have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors. This contributed about $1.2 million to the increase in pawn service charges in the current quarter. The ending pawn loan balance was 19% higher than the balance at June 30, 2006, indicating the year over year improvement in pawn service charges is likely to increase in the fourth fiscal quarter ending September 30, 2007. Eleven percentage points of the increase in the pawn loan balance was due to same store loan growth, with the remaining increase from the Jumping Jack Cash acquisition and three new Mexico pawn locations.
In the current quarter, 93% ($15.8 million) of recorded pawn service charge revenue was collected in cash, and $1.2 million resulted from an increase in pawn service charges receivable. In the comparable prior year quarter, 97% ($14.6 million) of recorded pawn service charge revenue was collected in cash, and $0.4 million resulted from an increase in pawn service charges receivable. The accrual of pawn service charges is dependent on the size of the loan portfolio and our estimate of collectible loans in the portfolio at the end of each quarter.

The table below summarizes our sales volume, gross profit and gross margins:

	Three Months Ended June 30,
	2007	2006
	(Dollars in millions)

Merchandise sales	$30.6	$29.6
Jewelry scrapping sales	12.1	11.0

Total sales	$42.7	$40.6

Gross profit on merchandise sales	$12.9	$12.7
Gross profit on jewelry scrapping sales	$4.4	$4.2

Gross margin on merchandise sales	42.0%	43.0%
Gross margin on jewelry scrapping sales	36.4%	38.1%
Overall gross margin	40.4%	41.7%
The current quarter’s merchandise gross profit increased $0.2 million from the prior year quarter to $12.9 million. This was due to a $1.0 million, or 3.4% increase in merchandise sales, partially offset by a one percentage point decrease in margins. More aggressive discounting of electronics and other non-jewelry merchandise led to the decreased margins in the current quarter.
The current quarter’s gross profit on jewelry scrapping sales increased $0.2 million from the prior year quarter to $4.4 million. This was due to a $1.1 million increase in jewelry scrapping sales on 3% less volume and a 1.7 percentage point decrease in margins. The jewelry scrapping sales include the current quarter sale of approximately $0.7 million of loose diamonds removed from scrapped jewelry. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. These factors’ net effect on gross profit from jewelry scrapping sales in the quarter was minimal. Future changes in gold prices would similarly affect the proceeds, cost, and margins on jewelry scrapping.
Merchandise and jewelry scrapping sales volume is heavily dependent on inventory available for sale, or beginning inventory on hand plus pawn loan forfeitures and inventory purchases. Excluding the inventory acquired late in the quarter as part of the Jumping Jack Cash acquisition, inventory available for sale in the current quarter was 1% lower than in the prior year quarter. Including the inventory acquired from Jumping Jack Cash, the current quarter’s ending inventory was 2% above the prior year ending balance. We expect this higher inventory balance, combined with forfeitures from the 19% higher ending pawn loan balance to fuel an increase in sales in the quarter ending September 30, 2007.
Selected signature loan data for the EZPAWN Operations segment are as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Fee revenue	$808	$838
Net bad debt	570	406

Fee revenue less bad debt	$238	$432

Signature loan bad debt, as a percent of fee revenue	70.5%	48.4%
The segment’s signature loan contribution, or fee revenue less bad debt, decreased $0.2 million in the current quarter compared to the prior year quarter, primarily due to an increase in signature loan bad debt from 48.4% of fees in the prior year quarter to 70.5% in the current quarter.

Operations expense improved to 61% of net revenues ($21.6 million) in the current quarter from 63% of net revenues ($20.7 million) in the prior year quarter, as operating expenses grew at a slower pace than the segment’s net revenues.
In the current quarter, the $2.3 million greater net revenue from pawn activities, partially offset by the $0.9 million higher operations expenses and $0.2 million lower contribution from signature loans resulted in a $1.2 million overall increase in store operating income from the EZPAWN Operations segment compared to the prior year quarter. For the quarter, EZPAWN Operations made up 66% of consolidated store operating income compared to 70% in the prior year quarter. This relative reduction is due to the more rapid growth in the EZMONEY Operations segment.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Signature loan fees	$26,216	$16,983
Signature loan bad debt	9,572	5,125

Fee revenue less bad debt	16,644	11,858

Operations expense	9,982	6,797

Store operating income	$6,662	$5,061

Other data:
Signature loan bad debt as a percent of signature loan fees	36.5%	30.2%
Average signature loan balance per store offering signature loans at quarter end (a)	$65	$60

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $4.8 million, or 40% compared to the prior year quarter. The primary cause of the increased contribution was the higher average loan balances at existing stores and the addition of new stores, resulting in a 54% current quarter increase in signature loan fee revenue. Signature loan bad debt increased to 36.5% of related fees in the current quarter, compared to 30.2% in the prior year quarter. Early in the current quarter, we revised some of our underwriting criteria to optimize our loan growth. The result was stronger than normal loan growth as well as a higher level of bad debt. Later in the quarter, we refined our underwriting criteria specifically for new customers to ensure future bad debt results are more in line with our prior levels. As a result, we saw our bad debt return to expected levels in the month of June.
Operations expense increased $3.2 million in the current quarter to $10.0 million, or 38% of segment revenues from 40% in the prior year quarter. The increase was mostly from additional labor, rent and other costs at new stores that have not yet matured. In the current quarter, operations expense was $27,100 per average store, compared to $25,900 in the prior year quarter. Stores adjoining an EZPAWN location, which generally have lower operating costs, now comprise a smaller percentage of the total EZMONEY stores.
In the current quarter, the $4.8 million increase in signature loan fees net of bad debt and $3.2 million greater operations expense resulted in a $1.6 million net increase in store operating income from the EZMONEY Operations segment. For the quarter, EZMONEY Operations made up 34% of consolidated store operating income compared to 30% in the prior year quarter. The relative increase is due to the more rapid growth in the EZMONEY Operations segment compared to the EZPAWN Operations segment.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current quarter were $8.0 million compared to $6.8 million in the prior year quarter, an improvement of 0.6 of a percentage point to 13.0% when measured as a percent of net revenue. The dollar increase was due primarily to a $0.9 million increase in stock compensation and a $0.6 million increase in professional fees and services.
Depreciation and amortization expense was $2.5 million in the current quarter, compared to $2.1 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired.
We earned $0.6 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 5.1%. In the comparable prior year quarter, we earned $0.2 million of interest income on a smaller amount of invested cash, yielding 3.9%.
Throughout the current and prior year quarters, we had no debt. Our $0.1 million interest expense in each period was mostly amortization of deferred financing costs and the commitment fee on our line of credit.
The current quarter income tax expense was $4.0 million (37.0% of pretax income) compared to $3.2 million (36.4% of pretax income) for the prior year quarter. The increase in effective tax rate between these periods is due primarily to a legislative change increasing our expected taxes in Texas.
Consolidated operating income for the current quarter improved $1.3 million over the prior year quarter to $9.3 million. Contributing to this were the $1.2 million and $1.6 million increases in store operating income in our EZPAWN and EZMONEY Operations segments, partially offset by the $1.2 million increase in administrative expenses and higher depreciation. After a $0.4 million improvement in net interest and a $0.8 million increase in income taxes and other smaller items, net income improved to $6.8 million in the current quarter from $5.6 million in the prior year quarter.

Nine Months Ended June 30, 2007 vs. Nine Months Ended June 30, 2006
The following discussion compares our results of operations for the nine months ended June 30, 2007 to the nine months ended June 30, 2006. The discussion should be read with the accompanying financial statements and related notes.
EZPAWN Operations Segment
The following table presents selected financial data for the EZPAWN Operations segment:

	Nine Months Ended June 30,
	2007		2006
	(Dollars in thousands)

Sales	$141,688		$130,598
Pawn service charges	51,496		46,988
Signature loan fees	2,554		2,237
Other	1,007		962

Total revenues	196,745		180,785
Cost of goods sold	85,618		77,696

Net revenues	111,127		103,089
Store operating expenses:
Operations expense	64,926		63,401
Signature loan bad debt	1,070		920

Total store operating expenses	65,996		64,321

Store operating income	$45,131		$38,768

Other data:
Gross margin on sales	40%		41%
Annualized inventory turnover	3.4	x	3.2	x
Average pawn loan balance per pawn store at period end	$195		$175
Average inventory per pawn store at period end	$113		$118
Average yield on pawn loan portfolio (a)	142%		137%
Pawn loan redemption rate	78%		77%
Average signature loan balance per store offering signature loans at period end (b)	$11		$11

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current year-to-date pawn service charge revenue increased 10%, or $4.5 million from the prior year to $51.5 million. This was due to a five percentage point increase in loan yields to 142%, coupled with a 6% higher average pawn loan balance. In the last two years, we have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors. This contributed about $2.8 million to the increase in pawn service charges in the current year-to-date period. The higher yield resulted largely from the fiscal 2006 mid-year conversion of most of our pawn stores from offering 90-day loan terms to offering 60-day terms.
In the current year-to-date period, $51.6 million of recorded pawn service charge revenue was collected in cash, offset by a $0.1 million decrease in pawn service charges receivable. In the comparable prior year period, 105% ($49.4 million) of recorded pawn service charge revenue was collected in cash, offset by a $2.4 million decrease in pawn service charges receivable. While we seasonally expect to see a moderate change in the accrued pawn service charges between September 30 and June 30 each year, the decrease was larger in the prior year-to-date period primarily due to shortening the loan term in most of our pawn stores in that period. The accrual of pawn service charges is dependent on the size of the loan portfolio and our estimate of collectible loans in the portfolio at the end of each quarter.

The table below summarizes our sales volume, gross profit and gross margins:

	Nine Months Ended June 30,
	2007	2006
	(Dollars in millions)

Merchandise sales	$108.0	$104.3
Jewelry scrapping sales	33.7	26.3

Total sales	$141.7	$130.6

Gross profit on merchandise sales	$44.1	$43.9
Gross profit on jewelry scrapping sales	$12.0	$9.0

Gross margin on merchandise sales	40.8%	42.1%
Gross margin on jewelry scrapping sales	35.6%	34.3%
Overall gross margin	39.6%	40.5%
The current year-to-date merchandise gross profit increased $0.2 million from the prior year-to-date period to $44.1 million. This was due to a $3.1 million, or 3% increase in same store merchandise sales and a $0.6 million increase in other store sales, mostly offset by a 1.3 percentage point decrease in margins. In the prior year period, we benefited from the doubling of loan forfeitures due to the reduction of loan terms in the majority of our stores. This provided a greater amount of fresh inventory to fuel sales at a better margin. More aggressive discounting of electronics and jewelry also led to lower margins in the current year-to-date period.
The gross profit on jewelry scrapping sales increased $3.0 million from the prior year-to-date period to $12.0 million. This was due to a $7.4 million increase in jewelry scrapping sales on 10% more volume, and a 1.3 percentage point improvement in margins. The jewelry scrapping sales include the current year sale of approximately $1.2 million of loose diamonds removed from scrapped jewelry. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. These factors had a $1.7 million positive net effect on the gross profit from jewelry scrapping sales. Future changes in gold prices would similarly affect the proceeds, cost, and margins on jewelry scrapping.
Selected signature loan data for the EZPAWN Operations segment are as follows:

	Nine Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Fee revenue	$2,554	$2,237
Net bad debt	1,070	920

Fee revenue less bad debt	$1,484	$1,317

Signature loan bad debt, as a percent of fee revenue	41.9%	41.1%
The segment’s signature loan contribution, or fee revenue less bad debt, increased $0.2 million, or 13% in the current year-to-date period compared to the prior year period. A 17% increase in same store fee revenues, primarily from higher average loan balances, drove the growth in signature loan contribution. Bad debt as a percent of fee revenues increased slightly from 41.1% of fees in the prior year-to-date period to 41.9% in the current year-to-date period, partially offsetting the fee growth.
Operations expense improved to 58% of net revenues ($64.9 million) in the current year-to-date period from 62% of net revenues ($63.4 million) in the prior year-to-date period. Included in the current year-to-date period are a $0.6 million reduction in health benefit claims, a $0.4 million reduction in workers’ compensation expense, and a $0.3 million reversal of a loss contingency.

In the current year-to-date period, the $7.7 million greater net revenue from pawn activities, $0.2 million greater contribution from signature loans, and $1.5 million higher operations expenses resulted in a $6.4 million overall increase in store operating income from the EZPAWN Operations segment compared to the prior year-to-date period. For the current year-to-date period, EZPAWN Operations made up 65% of consolidated store operating income compared to 68% in the prior year-to-date period. The relative reduction is due to the more rapid growth in the EZMONEY Operations segment.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Nine Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Signature loan fees	$71,578	$47,712
Signature loan bad debt	18,016	11,142

Fee revenue less bad debt	53,562	36,570

Operations expense	29,161	18,694

Store operating income	$24,401	$17,876

Other data:
Signature loan bad debt as a percent of signature loan fees	25.2%	23.4%
Average signature loan balance per store offering signature loans at period end (a)	$65	$60

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $17.0 million, or 46% compared to the prior year-to-date period. The primary cause of the increased contribution was the higher average loan balances at existing stores and the addition of new stores, resulting in a 50% increase in the current year-to-date signature loan fee revenue. Signature loan bad debt increased $6.9 million, to 25.2% of related fees in the current year-to-date period compared to 23.4% in the prior year period. Early in the current quarter, we revised some of our underwriting criteria to optimize our loan growth. The result was stronger than normal loan growth as well as a higher level of bad debt. Later in the quarter, we refined our underwriting criteria specifically for new customers to ensure future bad debt results are more in line with our prior trends. As a result, we saw our bad debt return to expected levels in the month of June.
Operations expense increased $10.5 million in the current year-to-date period to $29.2 million, or 41% of segment revenues from 39% in the prior year period. The increase was mostly from additional labor, rent and other costs at new stores that have not yet matured. In the current year-to-date period, operations expense was $83,800 per average store, compared to $76,500 per average store in the prior year-to-date period. Stores adjoining an EZPAWN location, which generally have lower operating costs, now comprise a smaller percentage of the total EZMONEY stores.
In the current year-to-date period, the $17.0 million increase in signature loan fees net of bad debt and $10.5 million greater operations expense resulted in a $6.5 million net increase in store operating income from the EZMONEY Operations segment. For the current year-to-date period, EZMONEY Operations made up 35% of consolidated store operating income compared to 32% in the prior year period. The relative increase is due to the more rapid growth in the EZMONEY Operations segment compared to the EZPAWN Operations segment.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current year-to-date period were $23.5 million compared to $20.3 million in the prior year-to-date period. This is an improvement of 0.6 of a percentage point to 12.9% when measured as a percent of net revenue. The dollar increase was due primarily to a $1.7 million increase in stock compensation, a $0.8 million increase in professional fees and a $0.5 million increase in administrative labor and benefits.
Depreciation and amortization expense was $7.2 million in the current year, compared to $6.4 million in the prior year. Depreciation on assets placed in service, primarily related to new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired.
We earned $1.5 million of interest income on our invested cash in the current year-to-date period for an annualized rate of return of 5.0%. In the comparable prior year period, we earned $0.3 million of interest income on our invested cash, yielding a 3.8% annualized rate of return.
With no debt in the current year-to-date period, our $0.2 million interest expense was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit. Interest expense in the prior year-to-date period was $0.4 million. In that period, we had an average debt balance of $2.1 million.
The current year-to-date income tax expense was $15.7 million (37.0% of pretax income) compared to $11.5 million (36.4% of pretax income) for the prior year period. The increase in effective tax rate between these periods is due primarily to a legislative change increasing our expected taxes in Texas.
Consolidated operating income for the current year-to-date period improved $8.9 million over the prior year-to-date period to $38.8 million. Contributing to this were the $6.4 million and $6.5 million increases in store operating income in our EZPAWN and EZMONEY Operations segments, partially offset by the $3.2 million increase in administrative expenses. After a $1.4 million improvement in net interest and a $4.2 million increase in income taxes and other smaller items, net income improved to $26.7 million in the current year-to-date period from $20.1 million in the prior year-to-date period.
Liquidity and Capital Resources
In the current year-to-date period, our $36.2 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $36.9 million, net of (b) $0.6 million of changes in operating assets and liabilities. The changes in operating assets and liabilities were of a normal, recurring nature. In the prior year-to-date period, our $29.8 million cash flow from operations consisted of net income plus several non-cash items, primarily depreciation and the change in deferred taxes. The primary differences in cash flow from operations between the two periods were an increase in the gross profit on sales of inventory and an increase in collected signature loan fees and pawn service charges, net of higher operating expenditures and cash taxes paid.
The $36.5 million of cash used in investing activities during the current year-to-date period were funded primarily by cash flow from operations. Our most significant year-do-date investment was the $23.2 million acquisition of 15 pawn stores and one payday loan store from Jumping Jack Cash. Other significant investments were the $9.2 million in additions to property and equipment and funding the $5.3 million of payday loans net of repayments. Partially offsetting these was $1.3 million of dividends received from an unconsolidated affiliate and $2.3 million received from the exercise of employee stock options and related excess tax benefits. The net effect of these and other smaller cash flows was a $1.7 million increase in cash on hand, providing a $31.7 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years

Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	0.2	0.1	0.1	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	135.3	20.0	35.1	28.9	51.3
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$135.5	$20.1	$35.2	$28.9	$51.3

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At June 30, 2007, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $22.8 million. This amount includes principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes, and insurance at most of our locations. In the fiscal year ended September 30, 2006, these collectively amounted to $6.7 million.
On July 11, 2007, subsequent to the current quarter-end, we invested $13.4 million in additional common shares of Albemarle & Bond, as described in Note L, “Subsequent Event” in the financial statements filed as part of this Form 10-Q.
In the remaining three months of the fiscal year ending September 30, 2007, we plan to open 45 new signature loan stores and one new pawn store for an expected capital expenditure of approximately $2.6 million, plus the funding of working capital and start-up losses at these stores. We believe these new stores will create a drag on earnings and liquidity in their first six to nine months of operations before turning profitable.
While we had no debt outstanding at June 30, 2007, we have a $40 million revolving credit facility secured by our assets, which matures October 1, 2009. Under the terms of the agreement, we could borrow the full $40 million at June 30, 2007. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee we anticipate paying through the maturity of the credit agreement, assuming we remain debt-free.
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
Our earnings and financial position are affected by foreign currency exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended March 31, 2007 (included in our June 30, 2007 results on a three-month lag as described above) was a $23,000 increase, net of tax effect, to stockholders’ equity. On June 30, 2007, the U.K. pound strengthened to £1.00 to $2.0039 U.S. from $1.9625 U.S. at March 31, 2007. We cannot assure the future valuation of the U.K. pound or how further movements in the pound could affect our future earnings or financial position.
Similar to the discussion above regarding the U.K. pound, fluctuations in the exchange rate for the Mexican peso also affect our earnings and financial position due to our pawn operations in Mexico. Currently these operations are not material. The translation adjustment representing the strengthening in the Mexican peso during the quarter ended June 30, 2007 was a $3,000 increase, net of tax effect, to stockholders’ equity.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Item 6. Exhibits

Exhibit
Number	Description

10.105	First Amendment to Fourth Amended and Restated Credit Agreement between the Company and Wells Fargo Bank Texas, N.A., as the Agent and Issuing Bank, re: $40 million credit facility.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC. (Registrant)

Date: August 6, 2007	By:	/s/ Dan N. Tonissen
(Signature)

Dan N. Tonissen Senior Vice President, Chief Financial Officer & Director

EXHIBIT INDEX

Exhibit
Number	Description
10.105	First Amendment to Fourth Amended and Restated Credit Agreement between the Company and Wells Fargo Bank Texas, N.A., as the Agent and Issuing Bank, re: $40 million credit facility.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002