Form 10-K
period 2007-09-30
EZCORP INC
filed 2007-12-14
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1901 Capital Parkway
Austin, Texas 78746
(Address of principal executive offices)
Registrant’s telephone number: (512) 314-3400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Non-voting Common Stock, $.01 par value per share	The NASDAQ Stock Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $545 million, based on the closing price on the NASDAQ Stock Market on March 31, 2007.
As of October 31, 2007, 38,372,077 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2007
INDEX TO FORM 10-K

PART I
Item 1. Business
The discussion in this section of the report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report.
General
EZCORP, Inc. is a Delaware corporation with principal executive offices at 1901 Capital Parkway, Austin, Texas 78746. Our telephone number is (512) 314-3400. You may access our filings with the Securities and Exchange Commission through a link in the Investor Relations section of our website at www.ezcorp.com. Our Code of Conduct and Ethics, Audit Committee Charter and Compensation Committee Charter are also available on our website.
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 294 domestic pawn stores, including fifteen acquired in the third quarter of the current fiscal year, and four Mexico pawn stores open at September 30, 2007. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 433 EZMONEY stores and 75 of our domestic pawn stores open September 30, 2007, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our pawn loans are in amounts that allow 20% per month, or 240% annually. Our average pawn loan amount typically ranges between $80 and $100 but varies depending on the value of each item pawned. The total loan term, consisting of the primary term and grace period, ranges between 45 and 120 days. In the years ended September 30, 2005, 2006 and 2007 (fiscal 2005, 2006, and 2007), approximately 77%, 76% and 77% of our pawn loans were redeemed in full or were renewed or extended through the payment of accrued pawn service charges.
In our pawnshops, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The gross profit on sales of inventory depends primarily on our assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. We realized gross margins on sales of 39%, 40% and 39% in fiscal 2005, 2006 and 2007.
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one payday loan store from Jumping Jack Cash in Colorado for $23.2 million of cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition. On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.3 million cash and direct transaction costs. The results of operations from these stores are excluded from our fiscal 2007 results as the acquisition occurred after the end of the fiscal year.
At September 30, 2007, 264 of our 433 EZMONEY stores and 50 of our 298 pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 264 EZMONEY stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500, averaging $540. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 35 EZMONEY stores offering credit services, customers can also obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, averaging about $2,300. With each installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2007, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
If a credit service customer defaults on his loan, we pay the lender the principal and accrued interest due under the loan plus an insufficient funds fee. We then attempt to collect the unpaid principal, interest and insufficient funds fee from the borrower. We consider as bad debt the amount we pay the lender under letters of credit, less any amounts we collect from the borrowers. The profitability of our credit services is highly dependent on the level of bad debt. When measured as a percentage of credit service fee revenue, we experienced bad debt on credit services of 25% in fiscal 2007.
We earn payday loan fee revenue on our payday loans. In 194 stores, we make payday loans under state law. The average payday loan amount is approximately $435 and the term is generally less than 30 days, averaging about 19 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period. The profitability of payday loans is highly dependent on the level of bad debt. When measured as a percentage of payday loan revenues, we experienced bad debt on payday loans of 40% in fiscal 2007. We also offer a free service to payday loan customers in most locations to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
Through December 2005, we also marketed and serviced payday loans made by County Bank of Rehoboth Beach in some of our stores. We could purchase a 90% participation in the County Bank loans we marketed. As of December 31, 2005, County Bank discontinued its payday loan program. Most of our stores previously marketing County Bank loans now provide credit services to customers seeking loans from unaffiliated lenders.
During fiscal 2007, we opened 100 EZMONEY stores, acquired one and closed or consolidated two. Of the 433 total EZMONEY stores, 170 adjoin existing EZPAWN locations but have a different entrance, signage, décor and staffing. Even though they adjoin an EZPAWN, the EZMONEY stores are a separate business from the customers’ point of view. We refer to these as “adjoined stores.”
We have experienced rapid signature loan growth in the past several years, and expect this growth to continue in the near term. Customers find signature loans a more attractive alternative than borrowing from friends and family or incurring insufficient fund fees, overdraft protection fees, utility reconnect fees and other charges imposed when they have insufficient cash. Signature loan customers exercise greater control of their personal finances without damaging the relationship they have with their merchants and service providers. Customers also value the excellent service we provide them.
The following components comprised our net revenues (total revenues less cost of goods sold):

	Fiscal Year Ended September 30,
	2005	2006	2007
Pawn service charges	38%	31%	29%
Gross profit from merchandise sales	31%	27%	23%
Gross profit from jewelry scrapping	4%	7%	7%
Signature loan (payday loan and credit service) fees	26%	34%	41%
Other	1%	1%	—

Net revenues	100%	100%	100%

Pawn Lending Activities
Our pawnshops make pawn loans, which typically are small, non-recourse loans collateralized by tangible personal property. At September 30, 2007, we had approximately 635,000 loans outstanding, representing an aggregate principal balance of $60.7 million. A majority of our pawn loans are in amounts that permit pawn service charges of 20% per month, or 240% annually. For fiscal 2007, pawn service charges accounted for approximately 20% of our total revenues and 29% of our net revenues.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Approximately 65% of our pawn loan collateral is jewelry and approximately 90% of this amount is gold jewelry. We do not evaluate the creditworthiness of a pawn customer, but rely on the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 25% to 65% of the pledged property’s estimated resale value depending on an evaluation of these factors. The sources for our determination of the resale value of collateral include our computerized valuation software, gold values, internet auction sites, catalogues, newspaper advertisements and previous sales of similar merchandise.
The collateral is held through the duration of the loan, which in most locations is 60 days. The customer generally has the option of renewing or extending the loan. Through our lending guidelines, we maintain a redemption rate (the percent of loans made that are redeemed, renewed or extended) between 70% and 80%. In each of our last three fiscal years, the redemption rate was within this range. If a borrower does not repay, extend or renew a loan, the collateral is forfeited to us and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. We provide an inventory valuation allowance to ensure that this forfeited collateral is valued at the lower of cost or market.
The table below shows our dollar amount of pawn loan activity for fiscal 2005, 2006 and 2007:

	Fiscal Year Ended September 30,
	2005	2006 (a)	2007
	(in millions)
Loans made	$173.0	$191.8	$211.9
Loans repaid	(93.3)	(101.6)	(109.2)
Loans forfeited	(75.9)	(93.2)	(96.4)
Loans acquired in business acquisitions	—	0.4	4.1

Net increase (decrease) in pawn loans outstanding at the end of the year	$3.8	$(2.6)	$10.4

Loans renewed	$23.2	$30.2	$40.3
Loans extended	$144.2	$183.3	$267.8

(a)	The total loan term was reduced by thirty days in most states in 2006, resulting in a portfolio reduction at the time of transition.
The redemption rate of pawn loans and the gross profit realized on the sale of forfeited collateral are dependent on the appraisal of customer merchandise. Jewelry, which makes up approximately 65% of the value of collateral, can be appraised based on weight, gold content, style and value of gemstones, if any. Other items pawned typically consist of consumer electronics, tools, sporting goods, and musical instruments. These are evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence.
At the time a pawn transaction is made, a pawn loan agreement is given to the borrower. It presents, among other things, the name and address of the pawnshop and the borrower, the borrower’s identification information, the date of the loan and a detailed description of the pledged goods (including applicable serial numbers), the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the loan and the annual percentage rate.

Since a majority of our pawn stores are located in Texas, Texas pawnshop laws and regulations govern most of our pawn operations. The maximum allowable pawn service charges in Texas are set in accordance with the Texas Pawnshop Act and are based on the dollar amount of the loan. Historically, the maximum allowable pawn service charges under Texas law have not changed, but loan amounts have been increased annually in relation to the Consumer Price Index.
Applicable Pawn Loan Service Charges for Texas

Amount Financed per Pawn Loan		Maximum
July 1, 2006 to	July 1, 2007 to	Allowable Annual
June 30, 2007	June 30, 2008	Pawn Service Charge
$1 to $168	$1 to $171	240%
$169 to $1,120	$172 to $1,140	180%
$1,121 to $1,680	$1,141 to $1,710	30%
$1,681 to $14,000	$1,711 to $14,250	12%
Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the year ended June 30, 2007, the loan ceiling was $14,000. For the year ending June 30, 2008, the loan ceiling is $14,250.

Signature Loans
In 433 EZMONEY and 75 EZPAWN locations, we offer signature loans, consisting of payday loans or fee-based credit services to customers seeking loans from unaffiliated lenders. The table below shows our dollar amount of signature loan activity for fiscal 2005, 2006 and 2007. For purposes of this table, signature loan balances include the principal portion of payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, which is not included on our balance sheet.

	Fiscal Year Ended September 30,
	2005	2006	2007
	(in millions)
Combined Signature Loans:
Loans made	$87.9	$115.5	$164.3
Loans repaid	(67.3)	(93.7)	(130.3)
Loans forfeited, net of collections on bad debt	(12.0)	(17.0)	(26.5)

Net increase in signature loans outstanding at the end of the year	$8.6	$4.8	$7.5

Loans renewed	$144.0	$247.3	$368.4

Credit Services Only (Loans made by unaffiliated lenders):
Loans made	$28.4	$91.1	$115.8
Loans repaid	(8.8)	(72.4)	(89.5)
Loans forfeited, net of collections on bad debt	(5.4)	(14.8)	(21.2)

Net increase in loans outstanding at the end of the year	$14.2	$3.9	$5.1

Loans renewed	$41.6	$236.1	$334.4

Payday Loans Only (Loans made by us):
Loans made	$59.5	$24.4	$48.5
Loans repaid	(58.5)	(21.3)	(40.8)
Loans forfeited, net of collections on bad debt	(6.6)	(2.2)	(5.3)

Net increase in payday loans outstanding at the end of the year	$(5.6)	$0.9	$2.4

Loans renewed	$102.4	$11.2	$34.0
Signature loans are unsecured, and their profitability is highly dependent upon our ability to manage the default rate and collect defaulted loan principal, interest and insufficient fund fees. In determining whether to lend or provide credit services, we perform a limited review of customer information, such as making a credit reporting agency inquiry, reviewing previous check writing experience, evaluating income levels and verifying a telephone number where the customers may be contacted.
At the time a signature loan is made, a loan agreement, and credit services agreement when applicable, is given to the borrower. It presents, among other things, the name and address of the lender, the borrower and the credit services company when applicable, the borrower’s identification information, the date of the loan, the amount financed, the interest or service charges due on maturity, the maturity date of the loan, the total amount that must be paid and the annual percentage rate.
Credit Services
We offer credit services in our EZMONEY stores in Texas and Florida. These services consist of advice and assistance to customers in obtaining loans from unaffiliated lenders. We do not make, fund or participate in the loans made by the lenders, but earn a fee for assisting customers in obtaining credit and by enhancing their creditworthiness by issuing a letter of credit. In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 264 EZMONEY stores and 50 EZPAWN stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500, averaging $540. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 35 EZMONEY stores offering credit services, customers can also obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, averaging about $2,300. With each installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2007, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
If a credit service customer defaults on the loan, we pay the lender the principal and accrued interest due under the loan and an insufficient funds fee. We then attempt to collect the unpaid principal, interest and insufficient funds fee from the borrower. We consider as our bad debt the amount we pay the lenders under letters of credit, less any amounts we collect from borrowers.
Although amounts paid under letters of credit may be collected later, we charge those amounts to bad debt expense upon default. Subsequent recoveries under the letters of credit are recorded as a reduction of bad debt at the time of collection. We also record as bad debt expense an accrual of expected losses for principal, interest and insufficient fund fees we expect to pay the lenders on default of the lenders’ current loans under the terms of the letters of credit. This estimate is based on recent default and collection experience and the amount of loans the lenders have outstanding.
Payday Lending Activities
State law governs our payday loans. The average payday loan amount is approximately $435 and the term is generally less than 30 days, averaging about 19 days. We typically charge a fee of $15 to $22 per $100 loaned for a 7 to 23-day period.
We consider a loan defaulted if the loan has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, we charge the loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection. We provide for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. Our payday loan balance represents the principal amount of all active (non-defaulted) loans, net of this valuation allowance.
Retail Activities
In our pawnshops, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The gross profit on sales of inventory depends primarily on our assessment of the resale value at the time the property is either accepted as loan collateral or purchased. Improper assessment of the resale value in the lending or purchasing process can result in lower margins or reduced marketability of the property. During fiscal 2005, 2006 and 2007, we realized gross margins on sales of 39%, 40% and 39%. Jewelry sales represent approximately half of our total sales with the remaining sales consisting primarily of consumer electronics, tools, sporting goods and musical instruments. We believe our ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers.

During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Year Ended September 30,
	2005	2006	2007
Forfeited pawn loan collateral	84%	83%	81%
Purchases from customers	16%	16%	18%
Acquired in business acquisitions	—	1%	1%
For fiscal 2005, 2006 and 2007, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 58%, 56% and 52% of our total revenues, or 35%, 34% and 30% of our net revenues, after deducting the cost of goods sold. As a significant portion of our inventory and sales involve gold jewelry, our results can be heavily influenced by the market price of gold. This is particularly true for gold scrapping, which comprised 20% of total sales in fiscal 2005, 24% in fiscal 2006 and 27% in fiscal 2007.
Analysis of the sales and inventory data provided by our management information systems, along with market intelligence and financial modeling, highlight opportunities for refinement of our marketing and merchandising programs and lending and pricing decisions. The Senior Vice President of EZPAWN Operations provides the strategic direction. Our Director of Operations, in conjunction with our Regional Directors and Area Managers oversee the tactical execution of these marketing and merchandising programs and are responsible for balancing inventory levels within their markets.
We allow customers to return or exchange merchandise sold through our retail operations within seven days of purchase, but have experienced a very low rate of returns and exchanges as a percentage of sales. Customers may purchase an item on layaway, whereby a customer typically pays a minimum layaway deposit of 20% of an item’s sale price. We hold the item for a 60 to 90-day period, during which the customer is required to pay for the item. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2007, we held $2.0 million in customer layaway deposits.
Our overall inventory is stated at the lower of cost or market. We provide an inventory valuation allowance for shrinkage and cost in excess of market value. We estimate this valuation allowance through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales and shrinkage. At September 30, 2007, total inventory on hand was $37.9 million after deducting the inventory valuation allowance of $3.8 million.
Seasonality
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day, and the impact of tax refunds. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory. Jewelry scrapping sales generally are greatest during our fourth fiscal quarter (July through September) due to low jewelry merchandise sales in that quarter.
Signature loan fees are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Signature loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the third and fourth quarters, and lowest in the second quarter due primarily to the impact of tax refunds.
The net effect of these factors is that net revenues and net income typically are strongest in the fourth fiscal quarter and weakest in the third fiscal quarter. Our cash flow typically is greatest in the second fiscal quarter due to a high level of loan redemptions and sales in the income tax refund season.

Operations
A typical company pawn store employs approximately six full-time equivalent employees (“FTEs”) consisting of a store manager, an operations manager and four pawnbrokers. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of our EZPAWN regional directors, who in turn report to the Senior Vice President of EZPAWN Operations. Area managers, store managers and operations managers receive incentive compensation based on their area or store’s performance in comparison to an operating budget. Beginning in fiscal 2008, our pawnbrokers are also eligible for this incentive compensation. The incentive compensation for EZPAWN staff typically ranges between 5% and 30% of their total compensation. Regional directors’ compensation is also dependent upon the performance of their region.
Signature loan stores typically employ two to three FTEs per location, consisting of a store manager and one to two customer service representatives. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager, who is responsible for the stores within a specific operating area. Area managers report to one of the EZMONEY regional directors, who report to the Vice President — EZMONEY Division. The Vice President — EZMONEY Division reports to the President - EZMONEY Division. Managers and regional directors receive incentive compensation based on their performance in comparison to an operating budget.
In the majority of our stand-alone EZMONEY stores, store employees attempt to collect defaulted signature loans in the first 30 days after default. After the initial 30 days, our centralized collection center assumes collection responsibility. The collection center also collects defaulted signature loans for all other locations from the date of default. After attempting to collect for approximately 60 days, we then sell remaining defaulted signature loans to an outside collection agency.
We have an internally developed store level point of sale (“POS”) system that automates the recording of store-level pawn transactions. We use a separate POS specifically designed to handle signature loans. Financial data from all stores is processed at the corporate office each day and the preceding day’s data are available for management review via our internal network. Our communications network provides information access between the stores and the corporate office.
Our internal audit staff monitors the perpetual inventory system, lending practices and regulatory compliance. In addition, they ensure consistent compliance with our policies and procedures.
As of September 30, 2007, we employed approximately 3,200 people. We believe that our success is dependent upon our employees’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. We seek to hire people who will become long-term, career employees. To achieve our long-range personnel goals, we offer a structured career development program for all of our field associates. This program encompasses computer-based training, formal structured classroom training and supervised on-the-job training. All store associates, including managers, must meet certain competency criteria prior to hire or promotion and participate in on-going training classes and intensive formal instructional programs. We anticipate store manager candidates will be promoted from the ranks of existing store employees, from our store manager in training program and hired from outside the company. Our career development plan develops and advances our employees and provides training for the efficient integration of experienced managers and associates from outside the company.
At October 31, 2007, we operated our U.S. and four Mexico pawnshops under the names “EZPAWN” and twenty Mexico pawn stores acquired in October 2007 under the name “Mister Money.” Our payday loan stores operated under the names “EZMONEY Payday Loans,” “EZ Loan Services,” “EZ Payday Advance” and “EZPAWN Payday Loans,” and our credit service stores operated under the name “EZMONEY Loan Services.” We have registered with the United States Patent and Trademark Office the names EZPAWN,

EZMONEY and EZCORP, among others. We hold a trademark in Mexico for the name “Mister Money.” Additionally, we operate under the trade name EZMONEY Payroll Advance.
Future Expansion
We plan to expand the number of locations we operate through the development of new locations and through acquisitions. We believe that in the near term the largest growth opportunities are with domestic EZMONEY stores and pawn stores in Mexico. On October 22, 2007 we acquired the operating assets of a 20-store pawn chain in Mexico. We plan to open approximately 100 new EZMONEY stores in the United States and an additional seven to ten pawn stores in Mexico in fiscal 2008.
The 100 new EZMONEY stores opened in fiscal 2007 required an average property and equipment investment of approximately $56,000. During fiscal 2007, we opened four Mexico pawnshops at an average property & equipment investment of approximately $118,000. Although we acquired pawnshops in fiscal 2006 and 2007, we have not opened a new pawnshop location in the United States since fiscal 2000.
Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances and the availability of qualified personnel.
Competition
We encounter significant competition in connection with our lending operations. These competitive conditions may adversely affect our revenues, profitability and ability to expand. In our lending business, we compete with other pawnshops, payday lenders, credit service organizations and financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than our service charges and on other terms that may be more favorable than ours. We believe that the primary elements of competition are the quality of customer service and relationship management, store location and the ability to loan competitive amounts at competitive rates. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional market focus, automated management information systems and access to capital.
Our competitors for merchandise sales include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawnshops, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value.
The pawnshop industry in the United States is large and highly fragmented. The industry consists of approximately 12,000 pawnshops owned primarily by independent operators who own one to three locations, and we consider the industry mature. With 294 domestic pawn locations, we are the second largest operator of pawnshops in the United States. The three largest pawnshop operators, including us, account for less than ten percent of the total estimated pawnshops in the United States.
The pawnshop industry in Mexico is also fragmented, but less than in the United States. The industry consists of approximately 3,000 to 5,000 pawnshops owned by independent operators and chains, including two owned by not-for-profit organizations. The pawn industry remains in more of a growth stage in Mexico than in the United States.
The signature loan industry in the United States is larger and more concentrated than the pawn industry. The industry consists of approximately 24,000 locations that are generally mono-line stores that offer only signature loans, and other businesses offering signature loans in addition to other products and services, such as check cashing stores and pawnshops. The ten largest signature loan companies, including us, comprise approximately 40% of the total number of locations. The signature loan industry remains in a growth stage.

Strategic Investment
At September 30, 2007, we held just under 30% of the outstanding shares of Albemarle & Bond Holdings plc (“A&B”). At September 30, 2007, A&B operated 112 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing and retail jewelry. Prior to its July 2007 acquisition of 26 locations, A&B operated 86 locations. For A&B’s fiscal year ended June 30, 2007, its turnover (gross revenues) increased 12% to £33.2 million ($64.1 million), and the company’s profit after tax (net income) increased 13% over the prior year to approximately £5.4 million ($10.4 million). A&B is based in Bristol, England and publicly trades on the Alternative Investment Market of the London Stock Exchange. As its largest single shareholder, we and our affiliates hold three seats on A&B’s board of directors.
In 1998, we acquired 13,276,666 shares of A&B’s common stock for approximately $12.8 million. At June 30, 2007, this represented approximately 28.2% of A&B’s total outstanding shares. On July 12, 2007, we acquired 3,022,209 additional shares of A&B’s common stock for approximately $13.4 million as part of a private placement of stock by A&B to fund an acquisition. Including these additional shares, we now own approximately 29.95% of A&B’s total outstanding shares. Because we include A&B’s earnings in our financial statements on a three-month lag, our incremental share of A&B’s results of operations will first be reflected in our results in the quarter ending December 31, 2007.
We account for our investment in A&B under the equity method. In fiscal 2007, our interest in A&B’s income was $2,945,000 and we received A&B dividends of $1,274,000. Based on the closing price and exchange rates on October 31, 2007, the market value of our investment in A&B was approximately $86.3 million compared to its book value of $35.7 million.
Regulation
Pawn Operations
Our pawn operations are subject to extensive regulation, examination and licensing under various federal, state, and local statutes, ordinances, and regulations. The laws of Texas, Colorado, Oklahoma, Florida, Indiana, Alabama and Mexico govern the majority of our pawn operations. A summary of these states’ pawn statutes and regulations are discussed below.
Texas Regulations
In Texas, pawnshops are regulated by the Office of the Consumer Credit Commissioner (“OCCC”) in accordance with Chapter 371 of the Texas Finance Code, commonly known as the Texas Pawnshop Act and Rules of Operation for Pawnshops. Pawnshops and pawnshop employees are licensed by the OCCC.
To be eligible for a license to operate a pawnshop in Texas, an applicant must:
(i)	be of good moral character, which in the case of a business entity applies to each officer, director, and holder of five percent or more of the entity’s outstanding shares;

(ii)	have net unencumbered assets of at least $150,000 readily available for use in conducting the business of each pawnshop;

(iii)	demonstrate that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operation; and

(iv)	demonstrate that the pawnshop will be operated lawfully and fairly.
Additionally, each pawnshop employee must qualify for and maintain a separate pawnshop employee license.
For a new license application in any Texas county, the OCCC provides notice of the application and the opportunity for a public hearing to the other licensed pawnshops in the county in which the applicant proposes to operate. In counties with 250,000 or more people, applications for new licenses are approved only at locations that are at least two miles from another licensed pawnshop and applications to relocate a license are approved only for locations that are at least one mile from another licensed pawnshop. Any existing store may relocate within one mile of its present location, regardless of the existence of other pawnshops. Our ability to open new stores or relocate existing stores may be adversely affected by these licensing provisions.
The Texas Pawnshop Act also contains provisions related to the operation of pawnshops and authorizes the Rules of Operation for Pawnshops. The Rules of Operation for Pawnshops regulate the day-to-day operation of our pawnshops including the maximum pawn service charge and principal loan amount.
Pawn service charges vary based on loan amounts. Historically, the maximum allowable pawn service charge rates have not changed; however, loan amounts are adjusted annually based on fluctuations in the Consumer Price Index. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts is presented in “Lending Activities.” Under Texas law, there is a ceiling on the maximum allowable pawn loan. For July 1, 2006 through June 30, 2007, the loan ceiling was $14,000. For July 1, 2007 through June 30, 2008, the loan ceiling is $14,250. Texas requires pawn transactions to be reported to local law enforcement.
Under the Texas Pawnshop Act and the Rules of Operation for Pawnshops, a pawnbroker may not do any of the following:
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
(x)	accept into pawn or purchase stolen goods.
The OCCC may, after notice and hearing, suspend or revoke any license for a Texas pawnshop or employee upon finding that:
(i)	any fees or charges have not been paid;
(ii)	the licensee has knowingly or unknowingly without due care violated any provisions of the Texas Pawnshop Act or any regulation or order; or
(iii)	any fact or condition exists that, if it had existed at the time the original license application was filed would have justified the OCCC in refusing the license.
The OCCC may also take other administrative action against a licensee including the assessment of fines and penalties.
Colorado Regulations
The Colorado Pawnbroker Act is limited in scope and primarily establishes the terms and prohibitions of a pawn loan. In Colorado, local municipalities subject pawnshops to extensive and varied regulation, including licensing and bonding. Pawn transactions must be reported to local authorities and pawnbrokers must maintain certain bookkeeping records. Colorado law allows a maximum pawn service charge of 240% annually for all pawn loans regardless of the amount financed.
Oklahoma Regulations
The Oklahoma Pawnshop Act follows a statutory scheme similar to the Texas Pawnshop Act, requires pawnshops to be licensed and bonded, and regulates their day-to-day operations. The Oklahoma Administrator of Consumer Credit administers the Oklahoma Pawnshop Act, has broad rule-making authority, and is responsible for investigating the general fitness of pawnshop applicants. Unlike Texas, Oklahoma pawnshop employees are not individually licensed.

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
Pawn loans in Florida have a 30-day minimum term. The pawnbroker is entitled to charge two percent of the amount financed for each 30-day period as interest, and an additional amount as pawn service charges, provided the total amount of such charges, inclusive of interest, does not exceed 25% of the amount financed for each 30-day period. The pawnbroker may charge a minimum pawn service charge of $5.00 for each 30-day period. Pawn loans may be extended by agreement, with the charge being one-thirtieth of the original total pawn service charge for each day by which the loan is extended. For loans redeemed greater than 60 days after the date made, pawn service charges continue to accrue at the daily rate of one-thirtieth of the original total pawn service charge.
Indiana Regulations
In Indiana, the Pawnbroking Law governs pawnshops. The Department of Financial Institutions regulates our Indiana operations. The Department of Financial Institutions requires the licensing of all pawnshops and investigates the general fitness of pawn license applicants to determine whether the convenience and needs of the public will be served by granting a pawn license. The Department of Financial Institutions has broad investigatory and enforcement authority. It may grant, revoke, and suspend licenses. Pawnshops are required to keep books, accounts, and records to enable The Department of Financial Institutions to determine if the pawnshop is complying with the statute. Each pawnshop is required to give authorized agents of The Department of Financial Institutions free access to its books and accounts for these purposes.
The Indiana Pawnbroking Law prescribes loan amounts and maximum interest rates that pawnbrokers in Indiana may charge. The regulations provide for a graduated rate structure similar to the structure used for federal income tax purposes. Under this rate structure, for July 1, 2006 through June 30, 2008, a $3,500 loan, for example, may earn interest as follows:
(i)	the first $1,020 at 36% annually,

(ii)	the next $2,380 at 21% annually, and
(iii)	the remaining $100 at 15% annually.

In addition to interest, we may also charge a service charge of 240% annually. The maximum combined allowable interest and service charges for the various loan amounts under the Indiana statute are as follows:

Maximum Allowable
Amount Financed	Annual Percentage
Per Pawn Loan	Rate
$1 to $1,020	276%
$1,021 to $3,400	261%
$3,401 and up	255%
The Indiana Pawnbroking Law provides for a grace period of 60 days after the initial 30-day term of the loan. During the grace period, interest and service charges continue to accrue and are prorated to the date of loan redemption.
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
Local Pawn Regulations
At the local level, most of our pawnshops voluntarily or pursuant to state law or municipal ordinance, provide reports of pawn transactions and purchases from customers to local law enforcement on a regular basis. These reports are designed to provide local law enforcement with a detailed description of the goods involved, including any serial numbers and the names and addresses of the customers.
A record of each transaction is provided to local law enforcement agencies to aid in the investigation of property crimes. Pawn loan collateral or goods purchased which are determined to belong to an individual other than the pawnshop customer are subject to recovery by the rightful owner. While a risk exists that pledged or purchased merchandise may be subject to claims of rightful owners, our claims experience is historically less than 0.25% of pawn loans made. Additionally, some counties and municipalities regulate pawn operations through local business licenses and zoning restrictions.
Mexico Regulations
Mexico has enacted federal legislation that provides for administrative regulation of the pawn industry by PROFECO, the federal consumer protection agency. Under these regulations, PROFECO regulates the form of pawn loan contracts and certain operating procedures of pawnshops. PROFECO does not currently have regulatory authority over the interest rates and fees charged to pawn customers. The pawn industry in Mexico is subject to various regulations in the areas of tax compliance, customs, consumer protections and employment matters, among others, by various federal, state and local governmental agencies. Additionally, the state of Tamaulipas has a pawn statute that purportedly requires pawnshops to be licensed and regulates the pawn operations including rate, pawn ticket and other terms of the pawn transaction; however, federal regulations are intended to supercede the Tamaulipas statute.
Firearms Regulations
With respect to firearm sales, each U.S. pawnshop must comply with the regulations issued by the Bureau of Alcohol, Tobacco, and Firearms (the “ATF”). ATF regulations require each pawnshop dealing in firearms to maintain a federal firearms license and a permanent written record of all transactions involving the receipt or disposition of firearms.

The Brady Handgun Violence Prevention Act and the related ATF rules require us, in either selling firearms or releasing pawned firearms, to have the customer complete appropriate forms and pass a background check through the National Instant Criminal Background Check System before we may transfer a firearm to any customer.
We comply with the Brady Act and the ATF regulations. We do not believe that compliance with the Brady Act and the ATF regulations materially affects our operations.
Credit Service Organization Regulations
In July 2005, we registered as a Credit Service Organization (“CSO”) in Texas and began doing business as EZMONEY Loan Services, providing customers fee-based advice, assistance, and services in obtaining loans from unaffiliated lenders. CSOs in Texas are required to register with the Texas Office of the Secretary of State pursuant to Chapter 393 of the Texas Finance Code. In order to provide credit services in Texas, we registered each location where we offer credit services and posted a surety bond in the amount of $10,000 per location. We must renew our CSO registration annually.
Texas law requires us to provide each CSO customer a disclosure statement describing the services to be provided, the fees, explanation of the customer’s rights, identification of the surety bond company, and other specified information. This disclosure must be delivered to the customer prior to us entering into any contract with the customer for credit services. We must enter into a written contract with each customer fully describing the services, the payment terms, our principal place of business, and agent authorized to receive service. Customers have three days to cancel a CSO contract. The CSO statute also prohibits us from making false or misleading representations or statements, receiving compensation solely for referring a customer to a lender who will or may make the loan on substantially the same terms, and engaging in fraudulent or deceptive conduct. Violations of the CSO statute could subject us to criminal and civil liability.
In Texas, we do business with two unaffiliated lenders. The maximum loan currently offered by the unaffiliated lenders is $3,000. The lenders are not required to be licensed and are not regulated by a state agency, provided the interest rate charged on their loans does not exceed 10% annually. The lenders are authorized to charge a late fee for loans past due more than 10 days and an insufficient funds fee, but the lenders that we do business with do not assess late fees. The insufficient funds fee is $30. If a customer defaults on a loan, the letter of credit issued by us authorizes the unaffiliated lender to make demand on us for payment of the principal, interest, and insufficient funds fee. We are obligated to pay the lender on any demand made on the letter of credit pursuant to the terms and conditions set forth in the letter of credit. We then may recover those amounts from the borrower.
We also offer credit services in eleven EZMONEY stores in Florida under a CSO statute similar to Texas. The Florida CSO statute, however, does not require registration or bonds. We do business with one unaffiliated lender in Florida. Like Texas, the Florida lender is not required to be licensed or regulated provided the interest rate charged on its loans does not exceed eighteen percent (18%) annually.
Payday Loan Regulations
State statutes regulate our payday lending. These statutes vary in scope, but generally require licensing, establish loan terms, provide for consumer protections and disclosures, and allow regulatory examinations. The statutes regulating payday loans generally limit the loan amount, duration, rates and fees, ability to renew or extend, and the number of loans, and allow payment plans and cooling-off periods, among other things.

The table below provides the key terms of the payday loan statutes that we operate under in the states in which we do business.
Summary Table of Payday Loan Statutes

		Rollovers	Cooling-Off	Maximum		Payment	State
		Allowed	Period Required	Loan	Maximum	Plan	Database
State	Fees	(Yes/No)	(Yes/No)	Amount	Term	(Yes/No)	(Yes/No)
Alabama	17.5% of amount advanced	Yes	Yes	$500	31 days	Yes	Yes
Colorado	20% on first $300; 7.5% above $300	Yes	No	$500	40 days	Yes	No
Idaho	No cap	Yes	No	$1,000	37 months	No	No
Kansas	15% of amount advanced.	No	No	$500	30 days	No	No
Louisiana	16.75% of face amount of check ($45 maximum)	Yes	No	$350	30 days	No	No
Nebraska	15% of face amount of check	No	Yes	$500 (maximum check)	34 days	No	No
Nevada	No cap	Yes	No	25% of gross monthly income	None	No	No
Oklahoma	15% of amount advanced up to first $300; 10% for amounts in excess of $300	No	Yes	$500	45 days	Yes	Yes
South Dakota	No cap	Yes	No	$500	None	No	No
Utah	No cap	Yes	No	None	None	No	No
Wisconsin	No cap	Yes	No	None	None	No	No
Local Payday Loan Regulation
We are also subject to various local rules and regulations primarily related to zoning and licensing that affect our business. These local rules and regulations vary from city to city and state to state. The existence of these local rules has been increasing and may affect our ability to expand our operations or do business. We comply with these local rules and regulations and regularly monitor their impact on our business.
Miscellaneous
Privacy: We are subject to a variety of federal and state laws and regulations intended to protect customer non-public personal information. We disclose our privacy policies to our customers and have policies, procedures, and systems in place intended to safeguard this information to the extent required by law.
Federal: Our pawn, CSO, and payday loan operations are subject to extensive state and federal statutes and regulations such as the federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act and the regulations promulgated for each. We comply with the requirements of these federal and state statutes and their regulations.

Item 1A. Risk Factors
Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on this discussion, which speaks only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these risk factors which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.
•  Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending and jewelry sales; a significant or sudden decrease in gold values may have a material impact on our earnings. Pawn service charge, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. We periodically change our lending guidelines on jewelry in response to gold values and other market factors, such as competitor loan values. Gold scrapping revenues were $51.9 million and gross profit from gold scrapping was $17.4 million in fiscal 2007. The impact on our financial position and results of operations of a hypothetical decrease in gold values cannot be reasonably estimated because the market and competitive response to changes in gold values is not known; however, changes in gold values would lead to changes in sales, sales margins, and pawn service charge revenues.
•  Changes in laws, governmental rules or regulations applicable to the specialty financial services industry could have a negative impact on our lending activities. The passage of new laws and regulations or changes in existing laws and regulations could have a negative impact on our lending activities, including our ability to provide credit services in Texas, where a majority of our signature loans are made. Our lending is subject to extensive regulation and licensing requirements under various federal, state and local laws, ordinances and regulations. Recent legislative action has concentrated on attempts to regulate, prohibit, or severely restrict payday lending, including applicable rates, the ability for customers to renew their loans, and the ability to lend to military personnel. Although we have not operated in any states where legislative activity has prohibited or severely restricted our business, we can give no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be changed or amended or that events of noncompliance may occur which would materially, adversely impact our operations, financial condition, and the ability to expand our operations.
•  Our CSO revenues are dependent upon unaffiliated lenders’ ability and willingness to make loans to our customers. The loss of the relationships with our unaffiliated lenders or a decrease in those lenders’ ability to lend money could significantly decrease our revenues and earnings.
•  Achievement of our growth objectives is dependent upon our ability to open and acquire new stores. Our expansion program is subject to numerous factors that cannot be predicted or controlled, such as identifying acceptable locations or attractive acquisition targets and our ability to attract, train and retain qualified associates.
•  Fluctuations in our sales, pawn loan balances, sales margins, pawn redemption rates, and signature loan default and collection rates could have a material adverse impact on our operating results. We regularly experience fluctuations in these operating metrics. Changes in any of these factors, as might be caused by changes in the economic environment, competitive pressures, changes in customers’ tastes and preferences or a significant decrease in gold prices, could materially and adversely affect our profitability and ability to achieve our planned results.

•  Changes in the business, regulatory, or political climate in Mexico could affect our Mexico operations and growth plans. We have begun expanding our Mexico pawn operations, and our plans include further growth in Mexico. Significant changes in the business, regulatory or political climate in Mexico, or significant fluctuations in currency exchange rates could limit or cease our ability to continue operating and growing our operations in Mexico, which could have a material impact on our financial position, results of operations, and cash flows.
•  Changes in our liquidity and capital requirements could limit our ability to achieve our plans. We require continued access to capital; a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.
•  Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans. We encounter significant competition in connection with our lending and retail operations from other pawnshops, cash advance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than us. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number or quality of signature loan and pawn loans or our ability to liquidate forfeited collateral at acceptable margins.
•  One person holds voting control of our stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly traded stock. Mr. Phillip E. Cohen controls all of our Class B Voting Common Stock. He controls the outcome of all issues requiring a vote of stockholders, including the election of our directors.
•  We face other risks discussed under Qualitative and Quantitative Disclosures about Market Risk in Item 7A of this Form 10-K.

Item 2. Properties
Our typical pawnshop is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small retail operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. An EZMONEY signature loan store is designed to resemble a bank interior and offers payday loans or credit services to help customers obtain short-term signature loans. The typical EZMONEY store is approximately 1,000 to 1,500 square feet and is located in a retail strip center. Some of our EZMONEY stores adjoin an EZPAWN location and occupy approximately 300 to 500 square feet, with a different entrance, signage, décor, and staffing. From the customers’ perspective, these are viewed as a separate business. We maintain property and general liability insurance for each of our stores. Our stores are open six or seven days a week.
As of October 31, 2007, we owned the real estate and building for one location containing an EZPAWN and an adjoining EZMONEY, leased 293 U.S. and 24 Mexico locations containing EZPAWNs and 169 adjoining EZMONEYs, and leased 261 EZMONEY locations. In three additional EZMONEY locations, we lease the land, but own the portable modular EZMONEY store. We also own the real estate and building for one non-operating location. We generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between December 20, 2007 and July 31, 2026, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
Below is a summary of changes in the number of store locations during fiscal 2005, 2006 and 2007.

	Fiscal Year Ended September 30,
	2005	2006	2007
Store count at beginning of fiscal year	405	514	614
New stores opened	110	101	104
Acquired stores	—	3	16
Stores closed or consolidated	(1)	(4)	(3)

Store count at end of fiscal year	514	614	731

Included in the new stores opened in 2005, 2006 and 2007 are 63, 7 and 6 EZMONEY stores adjoining existing pawnshop locations. In 2007, we opened four EZPAWN stores in Mexico. All other new stores are separate EZMONEY locations. We also acquired fifteen pawn stores and one signature loan store during fiscal 2007.
On an ongoing basis, we may close or consolidate under-performing store locations. In fiscal 2006, we closed one EZMONEY store and one EZPAWN store, and consolidated two existing EZPAWN stores into two newly acquired stores. In fiscal 2007, we closed one EZMONEY store, consolidated one EZMONEY store into another existing EZMONEY store, and consolidated one existing EZPAWN store into a newly acquired store.

The following table presents the number of locations serving each metropolitan area or region as of October 31, 2007:

	EZPAWN	EZMONEY
	Stores in	Stores in
Region/Area	Each Area	Each Area
Texas:
Houston	60	86
Dallas / Ft. Worth	17	66
San Antonio	21	29
West and Southwest	19	16
Valley	20	10
Austin Area	7	20
Panhandle	9	9
Central	10	7
Corpus Christi	8	8
Laredo Area	11	2

Total Texas	182	253

Colorado:
Denver Area	29	38
Colorado Springs Area	9	10
Other Areas	—	3

Total Colorado	38	51

Wisconsin:
Milwaukee	—	10
Green Bay	—	9
Madison	—	7
Central	—	7
Other Areas	—	8

Total Wisconsin	—	41

Florida:
Tampa	9	7
Orlando	8	4
Other Areas	1	—

Total Florida	18	11

Oklahoma:
Tulsa Area	10	3
Oklahoma City Area	9	3
Other Areas	1	—

Total Oklahoma	20	6

Utah:
Salt Lake City	—	13
Provo	—	6
Other Areas	—	1

Total Utah	—	20

	EZPAWN	EZMONEY
	Stores in	Stores in
Region/Area	Each Area	Each Area
Nebraska:
Omaha	—	8
Lincoln	—	4
Other Areas	—	3

Total Nebraska	—	15

Indiana:
Indianapolis	8	—
Other Areas	7	—

Total Indiana	15	—

Kansas:
Topeka	—	4
Kansas City	—	4
Wichita	—	4
Other Areas	—	1

Total Kansas	—	13

Idaho:
Boise	—	9
Idaho Falls	—	3
Other Areas	—	1

Total Idaho	—	13

Alabama:
Birmingham Area	5	4
Other Areas	2	1

Total Alabama	7	5

South Dakota:
Sioux Falls	—	3
Other Areas	—	3

Total South Dakota	—	6

Nevada:
Las Vegas	4	—

Total Nevada	4	—

Tennessee:
Memphis	3	—

Total Tennessee	3	—

Louisiana:
New Orleans Area	2	—
Other Areas	1	—

Total Louisiana	3	—

	EZPAWN	EZMONEY
	Stores in	Stores in
Region/Area	Each Area	Each Area
Mississippi:
Jackson	2	—
Other Areas	1	—

Total Mississippi	3	—

Arkansas:
West Helena	1	—

Total Arkansas	1	—

Mexico:
Mexico City	8
Vera Cruz	7
Bajio / Leon Area	5
Matamoros	2	—
Reynosa	2	—

Total Mexico	24	—

Total Company	318	434

In addition to our store locations, we lease our 27,400 square foot Austin, Texas corporate office, 8,100 square foot facility for our jewelry processing center and payday loan collections center located in Austin, and our 1,700 square foot corporate office in Queretaro, Mexico.
Item 3. Legal Proceedings
Currently and from time to time, we are defendants in legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, after consultation with counsel, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
In May 2007, the State of Texas filed suit against EZCORP, Inc. and our Texas affiliates in state district court in Bexar County alleging violations of the Texas Identity Theft statute, Deceptive Trade Practices Act, and a provision of the Business and Commerce Code by allegedly failing to safeguard and properly dispose of customers’ sensitive personal information. In late May 2007, we voluntarily entered into an Agreed Temporary Injunction regarding the safeguarding and disposal of the information. We have reviewed and enhanced our information security polices to address the State’s concerns. We are currently in discussions with the State to reach an amicable resolution of this matter, but can give no assurance that an amicable resolution will be reached prior to the March 2008 scheduled trial date.
The Florida Office of Financial Regulation has filed an administrative action against us alleging that our Florida CSO business model violates state law. A trial before an administrative law judge is scheduled for January 2008.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Since August 27, 1991, our Class A Non-voting Common Stock (“Class A Common Stock”) has traded on The NASDAQ Stock Market under the symbol EZPW. As of October 31, 2007, there were 121 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of October 31, 2007.
The high and low per share closing price for our Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market (adjusted to reflect a three-for-one stock split issued to shareholders as of November 27, 2006), were as follows:

		High	Low
Fiscal 2006:
	First quarter ended December 31, 2005	$5.63	$4.62
	Second quarter ended March 31, 2006	9.84	5.24
	Third quarter ended June 30, 2006	13.11	9.29
	Fourth quarter ended September 30, 2006	14.52	11.66

Fiscal 2007:
	First quarter ended December 31, 2006	$16.95	$11.64
	Second quarter ended March 31, 2007	17.05	13.54
	Third quarter ended June 30, 2007	16.68	12.82
	Fourth quarter ended September 30, 2007	13.57	10.46
On October 31, 2007, our Class A Common Stock closed at $13.16 per share.
During the past three fiscal years, we have not declared or paid any dividends. Under the terms of our credit agreement, which matures October 1, 2009, payment of dividends is allowed but restricted. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock.
Any interested party may request a copy of this Annual Report on Form 10-K free of charge by submitting a written request to EZCORP, Inc., Investor Relations, 1901 Capital Parkway, Austin, Texas 78746, by e-mail to investorrelations@ezcorp.com, or by printing a copy from the Investor Relations section of our website at www.ezcorp.com. The Code of Conduct and Ethics, Audit Committee Charter and Compensation Committee Charter also may be obtained from the Investor Relations section of our website at www.ezcorp.com.

Stock Performance Graph
The following table compares cumulative total shareholder returns for our Class A Non-voting Common Stock for the period September 30, 2002 through September 30, 2007 with the cumulative total return on the NASDAQ Composite Index (ticker symbol IXIC) and the NASDAQ Other Financial Index (ticker symbol IXFN) over the same period. The graph assumes $100 was invested in each on September 30, 2002.
The Stock Performance Graph above and related information does not constitute “soliciting material” and will not be deemed “filed” or incorporate by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.
Securities authorized under equity compensation plans as of September 30, 2007, were as follows:

Number of Securities Remaining
	Number of Securities	Weighted Average	Available for Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of	Outstanding	(Excluding Securities Reflected in
	Outstanding Options	Option	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,551,666	$3.18	426,584
Equity compensation plans not approved by security holders	—	—	—

Total	2,551,666	$3.18	426,584

Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with, and is qualified in its entirety by the accompanying consolidated financial statements and related notes:
Selected Financial Data

	Fiscal Years Ended September 30,
	2003	2004	2005	2006	2007
	(Amounts in thousands, except per share and store figures)
Operating Data:
Sales	$134,591	$143,472	$148,410	$177,424	$192,987
Pawn service charges	58,175	59,090	62,274	65,325	73,551
Signature loan fees	12,538	23,874	42,200	71,840	104,347
Other	1,045	1,361	1,275	1,263	1,330

Total revenues	206,349	227,797	254,159	315,852	372,215
Cost of goods sold	86,100	88,202	90,678	106,873	118,007

Net revenues	120,249	139,595	163,481	208,979	254,208
Store operating expenses	81,822	87,898	97,079	111,738	128,602
Signature loan bad debt	3,551	8,067	13,000	17,897	28,508
Corporate administrative expenses	17,008	21,845	23,067	27,749	31,749
Depreciation and amortization	8,775	7,512	8,104	8,610	9,812
Interest expense (income), net	2,006	1,528	1,275	(79)	(1,373)
Equity in net income of unconsolidated affiliate	(1,412)	(1,739)	(2,173)	(2,433)	(2,945)
(Gain) loss on sale of assets	170	3	79	(7)	(72)
Impairment of investment	1,100	—	—	—	—

Income before income taxes and cumulative effect of adopting a new accounting principle	7,229	14,481	23,050	45,504	59,927
Income tax expense (benefit)	(1,170)	5,358	8,298	16,245	22,053

Income before cumulative effect of adopting a new accounting principle	8,399	9,123	14,752	29,259	37,874
Cumulative effect of adopting a new accounting principle, net of tax	(8,037)	—	—	—	—

Net income	$362	$9,123	$14,752	$29,259	$37,874

Earnings per common share, diluted	$0.01	$0.23	$0.36	$0.69	$0.88

Cash dividends per common share	$—	$—	$—	$—	$—

Weighted average common shares and share equivalents, diluted	37,656	39,366	40,722	42,264	43,230

Stores operated at end of period	284	405	514	614	731

	September 30,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Pawn loans	$47,955	$49,078	$52,864	$50,304	$60,742
Payday loans	3,630	7,292	1,634	2,443	4,814
Inventory	29,755	30,636	30,293	35,616	37,942
Working capital	90,885	93,062	92,954	117,539	124,871
Total assets	153,690	164,322	165,448	197,858	251,186
Long-term debt	31,000	25,000	7,000	—	—
Stockholders’ equity	105,478	116,729	133,543	170,140	215,925

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
The following table presents summary consolidated financial data for our fiscal years ended September 30, 2007 (“current year” or “fiscal 2007”), September 30, 2006 (“prior year” or “fiscal 2006”) and September 30, 2005 (“fiscal 2005”).
Summary Financial Data

	Fiscal Years Ended September 30,
	2005	2006	2007
	(in thousands)
Net revenues:
Sales	$148,410	$177,424	$192,987
Pawn service charges	62,274	65,325	73,551
Signature loan fees	42,200	71,840	104,347
Other	1,275	1,263	1,330

Total revenues	254,159	315,852	372,215
Cost of goods sold	90,678	106,873	118,007

Net revenues	$163,481	$208,979	$254,208

Net Income	$14,752	$29,259	$37,874

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Fiscal Years Ended September 30,
	2005	2006	2007
	(Dollars in thousands)
Fee revenue	$42,200	$71,840	$104,347
Bad debt:
Net defaults, including interest on brokered loans	11,682	17,088	26,631
Insufficient funds fees, net of collections	81	1,119	1,154
Change in valuation allowance	1,043	(468)	402
Other related costs	194	158	321

Net bad debt	13,000	17,897	28,508

Fee revenue less bad debt	$29,200	$53,943	$75,839

Average signature loan balance outstanding during period (a)	$10,118	$16,369	$23,479
Signature loan balance at end of period (a)	$15,904	$20,653	$28,125
Participating stores at end of period	333	416	508
Signature loan bad debt, as a percent of fee revenue	30.8%	24.9%	27.3%
Net default rate (a) (b)	5.0%	4.7%	5.0%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 294 domestic pawn stores, including fifteen acquired in the third quarter of fiscal 2007, and four Mexico pawn stores open at September 30, 2007. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 433 EZMONEY stores and 75 of our domestic pawn stores open September 30, 2007, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We manage our business as two segments. The EZPAWN Operations segment offers pawn related activities in all 298 pawn stores, and offers signature loans in 75 pawn stores and six EZMONEY stores. The EZMONEY Operations segment offers signature loans in 427 EZMONEY stores, and accounts for approximately 97% of our consolidated signature loan revenues.
The following tables present store data by operating segment:

	Year Ended September 30, 2007
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	286	328	614
New openings	4	100	104
Acquired	15	1	16
Sold, combined, or closed	(1)	(2)	(3)

End of period	304	427	731

Average number of stores during the period	292	362	654

Composition of ending stores:
EZPAWN – United States	294	—	294
EZPAWN – Mexico	4	—	4
EZMONEY signature loan stores adjoining EZPAWNs	6	164	170
EZMONEY signature loan stores – free standing	—	263	263

Total stores in operation	304	427	731

Total stores offering signature loans	81	427	508

	Year Ended September 30, 2006
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	286	228	514
New openings	—	101	101
Acquired	3	—	3
Sold, combined, or closed	(3)	(1)	(4)

End of period	286	328	614

Average number of stores during the period	286	259	545

Composition of ending stores:
EZPAWN – United States	280	—	280
EZMONEY signature loan stores adjoining EZPAWNs	6	159	165
EZMONEY signature loan stores – free standing	—	169	169

Total stores in operation	286	328	614

Total stores offering signature loans	88	328	416

	Year Ended September 30, 2005
	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	286	119	405
New openings	—	110	110
Acquired	—	—	—
Sold, combined, or closed	—	(1)	(1)

End of period	286	228	514

Average number of stores during the period	286	176	462

Composition of ending stores:
EZPAWN – United States	280	—	280
EZMONEY signature loan stores adjoining EZPAWNs	6	152	158
EZMONEY signature loan stores – free standing	—	76	76

Total stores in operation	286	228	514

Total stores offering signature loans	104	228	332
We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our pawn loans are in amounts that allow 20% per month, or 240% annually. Our average pawn loan amount typically ranges between $80 and $100 but varies depending on the valuation of each item pawned. The total loan term, consisting of the primary term and grace period, ranges between 45 and 120 days.
Between August and November 2005, we reduced the total loan term on new pawn loans from 90 days to 60 days in 215 of our pawn stores. Forty-three stores had previously made the change. We estimate this change reduced our pawn portfolio approximately 15% for the loans in these stores that were between 60 and 90 days old, with very little or no impact on pawn service charge revenues. This change also created a one-time doubling of forfeitures in fiscal 2006 as loans made 90 and 60 days earlier simultaneously forfeited for a 30-day period, resulting in a higher level of inventory available for sale (beginning inventory plus forfeitures and purchases). We experienced this doubling of forfeitures as loans in these 215 stores matured in the first two quarters of fiscal 2006.
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
At September 30, 2007, 264 of our 433 EZMONEY stores and 50 of our 298 pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 264 EZMONEY stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500, averaging $540. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 35 EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, averaging about $2,300. With each installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2007, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
We earn payday loan fee revenue on our payday loans. In 194 stores, we make payday loans subject to state law. The average payday loan amount is approximately $435 and the term is generally less than 30 days, averaging about 19 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period. Through December 2005, we also marketed and serviced payday loans made by County Bank of Rehoboth Beach in some of our stores. We could purchase a 90% participation in the County Bank loans we marketed. As of December 31, 2005, County Bank discontinued its payday loan program. Most of our stores previously marketing County Bank loans now provide credit services to customers in obtaining loans from unaffiliated lenders.
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one payday loan store from Jumping Jack Cash in Colorado for $23.2 million of cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition. The purchase price was allocated as presented in Note C, “Acquisitions,” in the consolidated financial statements filed with this annual report.
In fiscal 2007, the EZPAWN Operations segment contributed $10.1 million greater store operating income compared to the prior year, primarily from an $8.2 million increase in pawn service charges and a $4.4 million increase in gross profit on sales, partially offset by higher operating costs. Our EZMONEY Operations segment contributed $7.7 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs primarily at new stores. After a $4.0 million increase in administrative expenses and a $1.2 million increase in depreciation and amortization, operating income increased $12.6 million to $55.5 million. After increases in net interest income and our equity interest in the income of Albemarle & Bond, a $5.8 million increase in income taxes, and less material changes in other items, our consolidated net income improved to $37.9 million in the current year from $29.3 million in the prior year.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on signature loans, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.
We believe the following critical accounting policies and estimates could have a significant impact on our results of operations. You should refer to Note A of our consolidated financial statements for a more complete review of other accounting policies and estimates used in the preparation of our consolidated financial statements.
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
CREDIT SERVICE BAD DEBT: We issue letters of credit to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed it by the borrowers plus any insufficient funds fee. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally for 60 days, we generally sell them to an unaffiliated company on a weekly basis as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
The majority of our credit service customers obtain short-term loans with a single maturity date. These short-term loans, with maturity dates averaging about 18 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain installment loans with a series of payments due over as much as a five-month period. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted.
CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2007, the allowance for Expected LOC Losses was $1.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $24.7 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
The accuracy of our allowance estimates is dependent upon several factors, including our ability to predict future default rates based on historical trends and expected future events. Actual loan losses could vary from those estimated due to variance in any of these factors. Increased defaults and credit losses may occur during a national or regional economic downturn, in response to regulatory changes or for other reasons, resulting in the need to increase the allowance. We believe we effectively manage these risks through our underwriting criteria and closely monitoring the performance of the portfolio.
PAYDAY LOAN REVENUE RECOGNITION: We accrue fees on the percentage of payday loans we believe to be collectible using the interest method. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Payday loan fee revenue is included in “Signature loan fees” on our statements of operations.
PAYDAY LOAN BAD DEBT: We consider a loan defaulted if it has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of signature loan bad debt when collected. After attempting collection of bad debts internally for 60 days, we generally sell them to an unaffiliated company on a weekly basis as another method of recovery. We account for the sale of defaulted loans in the same manner as internal collections of defaulted loans.
PAYDAY LOAN ALLOWANCE FOR LOSSES: We provide an allowance for losses on payday loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue. At September 30, 2007, the combined allowances for uncollectible principal and interest on payday loans were $0.3 million.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete or slow moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At September 30, 2007, the inventory valuation allowance was $3.8 million, or 9.0% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold. The accuracy of our inventory allowance is dependent on our ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold values could increase or decrease our inventory allowance.
INCOME TAXES: As part of the process of preparing the consolidated financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was $0.4 million at September 30, 2007.
SHARE-BASED COMPENSATION: We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment.” We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods.
Certain prior year balances have been reclassified to conform to the current year presentation.
Off-Balance Sheet Arrangements
We issue letters of credit to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed it by the borrowers plus any insufficient funds fee. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lender’s results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB Financial Interpretation No. 46 regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2007, the allowance for Expected LOC Losses was $1.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $24.7 million. This amount includes principal, interest and insufficient funds fees.

We have no other off-balance sheet arrangements.
Effect of Adopting a New Accounting Principle for Share-based Compensation
Prior to October 1, 2005, we accounted for our share-based compensation under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations for only restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment,” using the modified prospective transition method, as more fully described in Note I of the financial statements included in this report. In accordance with the modified prospective transition provisions, we have not restated results for prior periods.
Our net income includes the following compensation costs related to our share-based compensation arrangements:

	Years Ended September 30,
	2005	2006	2007
	(In thousands)
Gross compensation costs
Stock options	$—	$1,321	$1,164
Restricted stock	588	76	2,463

Total gross compensation costs	588	1,397	3,627

Income tax benefits
Stock options	—	(154)	(277)
Restricted stock	(206)	(26)	(836)

Total income tax benefits	(206)	(180)	(1,113)

Net compensation expense	$382	$1,217	$2,514

At September 30, 2007, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $21.6 million. These costs will be amortized over a weighted average period of 8 years.

Results of Operations
Fiscal 2007 Compared to Fiscal 2006
The following discussion compares our results of operations for the current year ended September 30, 2007 to the prior year ended September 30, 2006. It should be read with the accompanying consolidated financial statements and related notes.
EZPAWN Operations Segment
The following table presents selected financial data for the EZPAWN Operations segment:

	Year Ended September 30,
	2006		2007
	(Dollars in thousands)
Sales	$177,424		$192,987
Pawn service charges	65,325		73,551
Signature loan fees	3,155		3,314
Other	1,263		1,330

Total revenues	247,167		271,182
Cost of goods sold	106,873		118,007

Net revenues	140,294		153,175
Store operating expenses:
Operations expense	84,830		87,555
Signature loan bad debt	1,286		1,390

Total store operating expenses	86,116		88,945

Store operating income	$54,178		$64,230

Other data:
Gross margin on sales	40%		39%
Annual inventory turnover	3.2	x	3.4	x
Average pawn loan balance per pawn store at year end	$180		$204
Average inventory per pawn store at year end	$127		$127
Average yield on pawn loan portfolio (a)	139%		143%
Pawn loan redemption rate	76%		77%
Average signature loan balance per store offering signature loans at year end (b)	$12		$12

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current year pawn service charge revenue increased 13%, or $8.2 million from the prior year to $73.6 million. This was due to a four percentage point increase in loan yields to 143%, coupled with a 9% higher average pawn loan balance. Same store pawn service charges increased 10% from the prior year, with the remaining increase coming from new stores. In the last two years, we have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors. This contributed about $4.3 million to the increase in pawn service charges in the current year. The higher yield resulted largely from the fiscal 2006 mid-year conversion of most of our pawn stores from offering 90-day loan terms to offering 60-day terms.

In the current year, $71.7 million of recorded pawn service charge revenue was collected in cash, and $1.9 million was due to an increase in pawn service charges receivable related to the larger ending portfolio in the current year. In the prior year, $66.6 million of recorded pawn service charge revenue was collected in cash, offset by a $1.3 million decrease in pawn service charges receivable. The decrease in the prior year accrual was primarily due to shortening the loan term in most of our pawn stores in that period. The accrual of pawn service charges is dependent on the size of the loan portfolio, the loan term and our estimate of collectible loans in the portfolio at the end of each period.
The table below summarizes our sales volume, gross profit and gross margins:

	Fiscal Year Ended September 30,
	2006	2007
	(Dollars in millions)
Merchandise sales	$134.3	$141.1
Jewelry scrapping sales	43.1	51.9

Total sales	177.4	193.0

Gross profit on merchandise sales	$55.9	$57.6
Gross profit on jewelry scrapping sales	14.7	17.4

Gross margin on merchandise sales	41.6%	40.8%
Gross margin on jewelry scrapping sales	34.1%	33.5%
Overall gross margin	39.8%	38.9%
The current year merchandise gross profit increased $1.7 million from the prior year to $57.6 million. This was due to a $4.0 million, or 3% increase in same store merchandise sales and a $2.8 million increase in new store sales, reduced by a 0.8 percentage point decrease in gross margins. In the prior year, we benefited from the doubling of loan forfeitures due to the reduction of loan terms in the majority of our stores. This provided a greater amount of fresh inventory in the second and third quarters of fiscal 2006 to fuel sales at a better margin. More aggressive discounting of electronics and jewelry and increased jewelry loan values in response to market increases in gold values also led to lower margins in the current year.
The gross profit on jewelry scrapping sales increased $2.7 million from the prior year to $17.4 million. This was due to an $8.8 million, or 20% increase in jewelry scrapping sales on 7% more volume, and a 0.6 percentage point decrease in margins. The jewelry scrapping sales include the current year sale of approximately $1.6 million of loose diamonds removed from scrapped jewelry, compared to approximately $0.5 million in fiscal 2006. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. These factors had a $0.9 million positive net effect on the gross profit from jewelry scrapping sales.
Selected signature loan data for the EZPAWN Operations segment are as follows:

	Year Ended September 30,
	2006	2007
	(Dollars in thousands)
Fee revenue	$3,155	$3,314
Net bad debt	1,286	1,390

Fee revenue less bad debt	$1,869	$1,924

Signature loan bad debt, as a percent of fee revenue	40.8%	41.9%
The segment’s signature loan contribution, or fee revenue less bad debt, increased $0.1 million in the current year, primarily due to an increase in same store signature loan revenues.

Operations expense improved to 57% of net revenues ($87.6 million) in the current year from 60% of net revenues ($84.8 million) in the prior year, as operating expenses grew at a slower pace than the segment’s net revenues.
In the current year, the $12.7 million greater net revenue from pawn activities and $0.1 million greater contribution from signature loans, partially offset by the $2.7 million higher operations expenses resulted in a $10.1 million overall increase in store operating income from the EZPAWN Operations segment compared to fiscal 2006. For the year, EZPAWN Operations made up 66% of consolidated store operating income compared to 68% in the prior year.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Year Ended September 30,
	2006	2007
	(Dollars in thousands)
Signature loan fees	$68,685	$101,033
Signature loan bad debt	16,611	27,118

Signature loan contribution (fees less bad debt)	52,074	73,915

Operations expense	26,908	41,047

Store operating income	$25,166	$32,868

Other data:
Signature loan bad debt as a percent of signature loan fees	24.2%	26.8%
Average signature loan balance per store offering signature loans at year end (a)	$60	$64

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $21.8 million, or 42% compared to fiscal 2006. The primary cause of the increased contribution was the higher average loan balances at existing stores and the addition of new stores, resulting in a 47% increase in the current year signature loan fee revenue. Signature loan bad debt increased $10.5 million to 26.8% of related fees in the current year compared to 24.2% in the prior year. Early in the third quarter of fiscal 2007, we revised some of our underwriting criteria to optimize our loan growth. The result was stronger than normal loan growth as well as a higher level of bad debt. Later in the third quarter, we refined our underwriting criteria specifically for new customers. As a result, our bad debt improved in the fourth quarter compared to the third quarter, but was approximately 4.5 percentage points higher as a percentage of related fees than the fourth quarter of fiscal 2006.
Operations expense increased $14.1 million in the current year to $41.0 million, or 41% of segment revenues from 39% in the prior year. The increase was mostly from additional labor, rent and other costs at new stores that have not yet matured. In the current year, operations expense was $113,390 per average store, compared to $103,890 per average store in fiscal 2006. Stores adjoining an EZPAWN location, which generally have lower operating costs, now comprise a smaller percentage of the total EZMONEY stores.
In the current year, the $21.8 million increase in signature loan fees net of bad debt and $14.1 million greater operations expense resulted in a $7.7 million net increase in store operating income from the

EZMONEY Operations segment. For the current year, EZMONEY Operations made up 34% of consolidated store operating income compared to 32% in fiscal 2006.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current year were $31.7 million compared to $27.7 million in the prior year. This is an improvement of 0.8 of a percentage point to 12.5% when measured as a percent of net revenue. The dollar increase was due primarily to a $2.2 million increase in stock compensation, a $1.1 million increase in administrative labor and benefits, and a $0.5 million increase in information technology consulting fees.
Depreciation and amortization expense was $9.8 million in the current year, compared to $8.6 million in the prior year. Depreciation on assets placed in service, primarily related to new EZMONEY stores and acquisitions, exceeded the reduction from assets that became fully depreciated or were retired.
We earned $1.7 million of interest income on our invested cash in the current year for a rate of return of 5.0%. In fiscal 2006, we earned $0.5 million of interest income on our invested cash, yielding a 4.1% rate of return.
With no debt in the current year, our $0.3 million interest expense was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit. Interest expense in the prior year was $0.4 million. In that period, we had an average debt balance of $1.6 million.
The fiscal 2007 income tax expense was $22.1 million (36.8% of pretax income) compared to $16.2 million (35.7% of pretax income) for the prior year. The increase in effective tax rate is due primarily to a legislative change increasing our expected taxes in Texas.
Consolidated operating income for the current year improved $12.6 million over the prior year to $55.5 million. Contributing to this were the $10.1 million and $7.7 million increases in store operating income in our EZPAWN and EZMONEY Operations segments, partially offset by the $4.0 million increase in administrative expenses. After a $1.3 million improvement in net interest and a $5.8 million increase in income taxes and other smaller items, net income improved to $37.9 million in fiscal 2007 from $29.3 million in fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005
The following discussion compares our results of operations for the year ended September 30, 2006 to the year ended September 30, 2005. It should be read with the accompanying consolidated financial statements and related notes.
EZPAWN Operations Segment
The following table presents selected financial data for the EZPAWN Operations segment:

	Year Ended September 30,
	2005		2006
	(Dollars in thousands)
Sales	$148,410		$177,424
Pawn service charges	62,274		65,325
Signature loan fees	5,664		3,155
Other	1,275		1,263

Total revenues	217,623		247,167
Cost of goods sold	90,678		106,873

Net revenues	126,945		140,294
Store operating expenses:
Operations expense	81,406		84,830
Signature loan bad debt	1,346		1,286

Total store operating expenses	82,752		86,116

Store operating income	$44,193		$54,178

Other data:
Gross margin on sales	39%		40%
Annual inventory turnover	3.0	x	3.2	x
Average pawn loan balance per pawn store at year end	$189		$180
Average inventory per pawn store at year end	$108		$127
Average yield on pawn loan portfolio (a)	133%		139%
Pawn loan redemption rate	77%		76%
Average signature loan balance per store offering signature loans at year end (b)	$7		$12

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our fiscal 2006 pawn service charge revenue increased 4.9%, or $3.1 million from fiscal 2005 to $65.3 million. The growth was due to an improvement in loan yields to 139% from 133% in fiscal 2005, and a 0.4% higher average pawn balance. Throughout fiscal 2006, we raised our loan values on gold jewelry in response to an increase in gold market values and similar changes by our competitors. This contributed approximately $2.2 million to the increase in pawn service charges in fiscal 2006. Although the average pawn loan balance was higher, the ending pawn loan balance was 4.8% lower than at September 30, 2005. The lower ending pawn portfolio and accrued pawn service charges receivable resulted largely from the fiscal 2006 mid-year conversion of most of our pawn stores from offering 90-day loan terms to offering 60-day terms.
In fiscal 2006, $66.6 million of recorded pawn service charge revenue was collected in cash, offset by a $1.3 million decrease in pawn service charges receivable related primarily to shortening the loan term in most of our pawn stores in fiscal 2006. In fiscal 2005, $61.5 million of recorded pawn service charge revenue was collected in cash, and $0.8 million resulted from an increase in pawn service charges receivable. The accrual of pawn service charges is dependent on the size of the loan portfolio, the loan term and our estimate of collectible loans in the portfolio at the end of each period.
The table below summarizes our sales volume, gross profit and gross margins:

	Fiscal Year Ended September 30,
	2005	2006
	(Dollars in millions)
Merchandise sales	$119.0	$134.3
Jewelry scrapping sales	29.4	43.1

Total sales	148.4	177.4

Gross profit on merchandise sales	$50.3	$55.9
Gross profit on jewelry scrapping sales	7.5	14.7

Gross margin on merchandise sales	42.3%	41.6%
Gross margin on jewelry scrapping sales	25.3%	34.1%
Overall gross margin	38.9%	39.8%
The fiscal 2006 merchandise gross profit increased $5.6 million from the prior year to $55.9 million. This was due to a $14.7 million, or 12% increase in same store merchandise sales and a $0.7 million increase in new store sales, reduced by a 0.7 percentage point decrease in gross margins. In fiscal 2006, we benefited from the doubling of loan forfeitures due to the reduction of loan terms in the majority of our stores. This provided 18% more inventory available for sale (beginning inventory plus loan forfeitures and purchases) to fuel sales in fiscal 2006. Included in the fiscal 2006 cost of goods sold is a $1.0 million increase in the inventory valuation allowance, compared to a $0.3 million increase in fiscal 2005. Absent this change, gross margins on merchandise sales decreased 0.2 of a percentage point from fiscal 2005 to 42.1%.
The gross profit on jewelry scrapping sales increased $7.2 million from fiscal 2005 to $14.7 million. This was due to a $13.6 million, or 46% increase in jewelry scrapping sales on a 9% increase in the volume of jewelry scrapped, partially offset by other increases in cost. The proceeds refiners pay us for jewelry increased in fiscal 2006 in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. These factors had an $8.0 million positive net effect on the gross profit from jewelry scrapping sales.
Selected signature loan data for the EZPAWN Operations segment are as follows:

	Year Ended September 30,
	2005	2006
	(Dollars in thousands)
Fee revenue	$5,664	$3,155
Net bad debt	1,346	1,286

Fee revenue less bad debt	$4,318	$1,869

Signature loan bad debt, as a percent of fee revenue	23.8%	40.8%
Signature loan bad debt, excluding sale of older bad debt, as a percent of service charge revenue (a)	27.6%	40.8%

(a)	Older bad debts were originated between fiscal 2001 and fiscal 2004.
The segment’s signature loan contribution, or fee revenue less bad debt, decreased $2.4 million in fiscal 2006 compared to fiscal 2005, primarily due to a decrease in the number of stores in the EZPAWN segment offering signature loans as we opened EZMONEY stores in the same markets and an increase in bad debt to 41% of related fees from 28% in fiscal 2005 excluding the sale of older bad debt. In December 2004, we sold our older bad debt (originated between fiscal 2001 and fiscal 2004) to an outside agency for net proceeds of approximately $0.2 million. Including the benefit of this sale, signature loan bad debt was 24% of related fees in fiscal 2005.
Operations expense improved to 60% of net revenues ($84.8 million) in fiscal 2006 from 64% of net revenues ($81.4 million) in fiscal 2005, as operating expenses grew at a slower pace than the segment’s net revenues. The dollar increase in operations expense was related primarily to higher labor costs.
In fiscal 2006, the $15.9 million greater net revenue from pawn activities, partially offset by the $2.4 million lower contribution from signature loans and $3.4 million higher operations expenses resulted in a $10.0 million overall increase in store operating income from the EZPAWN Operations segment compared to fiscal 2005. For the year, EZPAWN Operations made up 68% of consolidated store operating income compared to 83% in fiscal 2005.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Year Ended September 30,
	2005	2006
	(Dollars in thousands)
Signature loan fees	$36,536	$68,685
Signature loan bad debt	11,654	16,611

Signature loan contribution (fees less bad debt)	24,882	52,074
Operations expense	15,673	26,908

Store operating income	$9,209	$25,166

Other data:
Signature loan bad debt as a percent of signature loan fees	31.9%	24.2%
Signature loan bad debt, excluding sale of older bad debt, as a percent of service charge revenue (b)	33.8%	24.2%
Average signature loan balance per store offering signature loans at year end (a)	$66	$60

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Older bad debts were originated between fiscal 2001 and fiscal 2004.
The segment’s signature loan contribution, or fees less bad debt, increased $27.2 million, or 109% compared to fiscal 2005. The primary cause of the increased contribution was the higher average loan balances at existing stores and the addition of new stores, resulting in an 88% increase in the current year signature loan fee revenue. Signature loan bad debt improved ten percentage points to 24% of related fees compared to fiscal 2005 excluding the sale of older bad debt. In December 2004, we sold our older bad debt (originated between fiscal 2001 and fiscal 2004) to an outside agency for net proceeds of approximately $0.7 million. Including the benefit of this sale, signature loan bad debt was 32% of related fees in fiscal 2005.
To transition customers from County Bank loans to credit services in the last quarter of fiscal 2005, we relaxed our underwriting criteria for credit services during the transitional period. In doing so, we enjoyed a significant increase in credit services volume, but experienced an increase in the losses on our letter of credit obligations in that period. The fiscal 2006 improvement in bad debt rates was partially a result of subsequent modifications we made to our underwriting for credit services.
Operations expense increased $11.2 million in fiscal 2006 to $26.9 million, or 39% of segment revenues from 43% in fiscal 2005. The increase was mostly from additional labor, rent and other costs at new stores that had not yet matured. Included in the fiscal 2005 amount is a one-time cost of $0.6 million related directly to the conversion of stores from offering payday loans to offering credit services. In fiscal 2006, operations expense was $103,890 per average store, compared to $89,050 per average store in fiscal 2005. Stores adjoining an EZPAWN location, which generally have lower operating costs, comprised a smaller percentage of the total EZMONEY stores than in fiscal 2005.
In fiscal 2006, the $27.2 million increase in signature loan fees net of bad debt and $11.2 million greater operations expense resulted in a $16.0 million net increase in store operating income from the EZMONEY Operations segment. EZMONEY Operations made up 32% of fiscal 2006 consolidated store operating income compared to 17% in fiscal 2005.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in fiscal 2006 were $27.7 million compared to $23.1 million in fiscal 2005. This is an improvement of 0.8 of a percentage point to 13.3% when measured as a percent of net revenue. The dollar increase was due primarily to a $2.0 million increase in administrative labor and benefits and a $1.4 million increase in stock compensation recognized as a result of adopting SFAS No. 123(R), as described in “Effect of Adopting a New Accounting Principle for Share-based Compensation” above.
Depreciation and amortization expense was $8.6 million in fiscal 2006, compared to $8.1 million in fiscal 2005. Depreciation on assets placed in service, primarily related to new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired.
We had net interest income of $0.1 million in fiscal 2006, compared to net interest expense of $1.3 million in fiscal 2005. We had an average outstanding debt balance of $1.6 million and an average cash balance of $17.5 million in fiscal 2006, compared to an average debt balance of $17.0 million and an average cash balance of $2.9 million in fiscal 2005. Our earnings on invested cash in fiscal 2006 more than offset the interest and line of credit commitment fees paid in the period. The liquidity changes were funded primarily by cash flow from operations after funding all investment activity.
The fiscal 2006 income tax expense was $16.2 million (35.7% of pre-tax income) compared to $8.3 million (36% of pre-tax income) in fiscal 2005. The decrease in the fiscal 2006 effective tax rate was primarily due to a $0.7 million reduction in accrued state income taxes following a legislative change. Partially offsetting this was a $0.3 million tax increase related to non-deductible stock compensation and a $0.4 million valuation allowance placed on a capital loss carry-forward.
Consolidated operating income for fiscal 2006 improved $20.8 million over fiscal 2005 to $43.0 million. Contributing to this were the $10.0 million and $16.0 million increases in store operating income in our EZPAWN and EZMONEY Operations segments, partially offset by the $4.7 million increase in administrative expenses. After a $1.4 million improvement in net interest, a $7.9 million increase in income taxes, and other smaller items, net income improved to $29.3 million in fiscal 2006 from $14.8 million in fiscal 2005.
Liquidity and Capital Resources
In fiscal 2007, our $53.4 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $51.0 million, and (ii) $2.4 million of changes in operating assets and liabilities. The changes in operating assets and liabilities were of a normal, recurring nature. In fiscal 2006, our

$43.2 million cash flow from operations consisted mostly of net income plus several non-cash items, primarily depreciation and the change in deferred taxes. The primary differences in cash flow from operations between the two years were an increase in the gross profit on sales of inventory and an increase in collected signature loan fees and pawn service charges, net of higher operating expenditures and taxes paid.
The $62.9 million of cash used in investing activities during the current year was funded mostly by cash flow from operations and cash on hand. Our most significant year-do-date investments were the $23.2 million acquisition of 15 pawn stores and one payday loan store from Jumping Jack Cash, the $13.4 million additional investment in the common stock of an unconsolidated affiliate, and $13.7 million in additions to property and equipment primarily for new store construction. Other significant investments were the funding of $7.6 million of payday loans net of repayments and $6.5 million of pawn loans net of repayments and recoveries through the sale of forfeited collateral. Partially offsetting these were $1.3 million of dividends received from an unconsolidated affiliate and $2.4 million received from the exercise of employee stock options and related excess tax benefits. The net effect of these and other smaller cash flows was a $7.4 million decrease in cash on hand, providing a $22.5 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	0.2	0.1	0.1	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	150.2	22.0	39.7	33.1	55.4
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$150.4	$22.1	$39.8	$33.1	$55.4

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At September 30, 2007, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $24.7 million. This amount includes principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes, and insurance at most of our locations. In the fiscal year ended September 30, 2007, these collectively amounted to $8.2 million.
On October 22, 2007, subsequent to the current year-end, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.3 million cash and direct transaction costs, as described in Note S, “Subsequent Event” in the financial statements filed as part of this Form 10-K.
In the fiscal year ending September 30, 2008, we plan to open approximately 100 new signature loan stores in the U.S. and seven to ten new pawn stores in Mexico for an expected capital expenditure of approximately $6.7 million, plus the funding of working capital and start-up losses at these stores. We believe these new stores will create a drag on earnings and liquidity in their first six to nine months of operations before turning profitable.
While we had no debt outstanding at September 30, 2007, we have a $40 million revolving credit facility secured by our assets, which matures October 1, 2009. Under the terms of the agreement, we could borrow the full $40 million at September 30, 2007. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee we anticipate paying through the maturity of the credit agreement, assuming we remain debt-free.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures, known acquisitions and working capital requirements during the coming year.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
Forward-Looking Information
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases we cannot predict all of the risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You should not regard those forward-looking statements as representations that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and result of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.
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
Our earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and our ability to sell excess jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical decrease in gold values cannot be reasonably estimated. For further discussion, you should read “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the year ended June 30, 2007 (included in our September 30, 2007 results on a three-month lag as described above) was a $1,390,000 increase, net of tax effect, to stockholders’ equity. On September 30, 2007, the U.K. pound strengthened to 1.00 to 2.0477 U.S. dollars from 2.0039 at June 30, 2007. We cannot assure the future valuation of the U.K. pound or how further movements in the pound could affect our future earnings or financial position.
Similar to the discussion above regarding the U.K. pound, fluctuations in the exchange rate for the Mexican peso also affect our earnings and financial position due to our pawn operations in Mexico. Currently these operations are not material. The translation adjustment representing the weakening in the Mexican peso during the year ended September 30, 2007 was a $13,000 decrease, net of tax effect, to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and subsidiaries as of September 30, 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also include the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. and subsidiaries at September 30, 2006 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As more fully described in Note I to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EZCORP, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 10, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
December 10, 2007

EZCORP, Inc.
Consolidated Balance Sheets

	September 30,
	2006	2007
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$29,939	$22,533
Pawn loans	50,304	60,742
Payday loans, net	2,443	4,814
Pawn service charges receivable, net	8,234	10,113
Signature loan fees receivable, net	4,380	5,992
Inventory, net	35,616	37,942
Deferred tax asset	7,150	8,964
Federal income taxes receivable	35	—
Prepaid expenses and other assets	3,907	6,146

Total current assets	142,008	157,246

Investment in unconsolidated affiliate	19,275	35,746
Property and equipment, net	29,447	33,806
Deferred tax asset, non-current	3,749	4,765
Goodwill	768	16,211
Other assets, net	2,611	3,412

Total assets	$197,858	$251,186

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$22,579	$25,592
Customer layaway deposits	1,890	1,988
Federal income taxes payable	—	4,795

Total current liabilities	24,469	32,375
Deferred gains and other long-term liabilities	3,249	2,886

Total long-term liabilities	3,249	2,886
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; Authorized 5 million shares; none issued and outstanding	—	—
Class A Non-voting Common Stock, par value $.01 per share; Authorized 50 million shares; 37,542,240 issued and 37,515,141 outstanding in 2006; 38,363,176 issued and 38,336,077 outstanding in 2007	375	383
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30
Additional paid-in capital	124,572	131,098
Retained earnings	43,973	81,847

	168,950	213,358
Treasury stock, at cost (27,099 shares)	(35)	(35)
Accumulated other comprehensive income	1,225	2,602

Total stockholders’ equity	170,140	215,925

Total liabilities and stockholders’ equity	$197,858	$251,186

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Operations

	Years Ended September 30,
	2005	2006	2007
	(In thousands, except per share amounts)
Revenues:
Sales	$148,410	$177,424	$192,987
Pawn service charges	62,274	65,325	73,551
Signature loan fees	42,200	71,840	104,347
Other	1,275	1,263	1,330

Total revenues	254,159	315,852	372,215

Cost of goods sold	90,678	106,873	118,007

Net revenues	163,481	208,979	254,208

Operating expenses:
Operations	97,079	111,738	128,602
Signature loan bad debt	13,000	17,897	28,508
Administrative	23,067	27,749	31,749
Depreciation	8,036	8,543	9,697
Amortization	68	67	115

Total operating expenses	141,250	165,994	198,671

Operating income	22,231	42,985	55,537

Interest income	(245)	(520)	(1,654)
Interest expense	1,520	441	281
Equity in net income of unconsolidated affiliate	(2,173)	(2,433)	(2,945)
(Gain) loss on sale / disposal of assets	79	(7)	(72)

Income before income taxes	23,050	45,504	59,927
Income tax expense	8,298	16,245	22,053

Net income	$14,752	$29,259	$37,874

Net income per common share:
Basic	$0.40	$0.74	$0.92

Diluted	$0.36	$0.69	$0.88

Weighted average shares outstanding:
Basic	37,302	39,432	41,034
Diluted	40,722	42,264	43,230
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2005	2006	2007
	(In thousands)
Operating Activities:
Net income	$14,752	$29,259	$37,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,104	8,610	9,812
Payday loan loss provision	6,627	2,221	5,353
Deferred taxes	111	3,724	(2,636)
Net (gain) loss on sale or disposal of assets	79	(7)	(72)
Share-based compensation	588	1,397	3,627
Income from investment in unconsolidated affiliate	(2,173)	(2,433)	(2,945)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,618)	213	(2,948)
Inventory, net	193	(772)	(411)
Note receivable from related party	1,500	—	—
Prepaid expenses, other current assets, and other assets, net	1,625	(1,675)	(2,138)
Accounts payable and accrued expenses	4,107	3,524	2,903
Customer layaway deposits	27	174	21
Deferred gains and other long-term liabilities	(361)	(348)	(363)
Excess tax benefit from stock-based compensation	—	(1,084)	(916)
Federal income taxes	(837)	435	6,248

Net cash provided by operating activities	31,724	43,238	53,409

Investing Activities:
Pawn loans made	(172,991)	(191,826)	(211,856)
Pawn loans repaid	93,315	101,610	109,175
Recovery of pawn loan principal through sale of forfeited collateral	76,040	89,556	96,207
Payday loans made	(59,466)	(24,368)	(48,460)
Payday loans repaid	58,497	21,338	40,842
Additions to property and equipment	(9,227)	(11,052)	(13,742)
Acquisitions, net of cash acquired	—	(2,194)	(23,201)
Investment in unconsolidated affiliate	—	—	(13,408)
Dividends from unconsolidated affiliate	861	969	1,274
Proceeds from sale of assets	—	66	259

Net cash used in investing activities	(12,971)	(15,901)	(62,910)

Financing Activities:
Proceeds from exercise of stock options and warrants	909	4,350	1,462
Excess tax benefit from stock-based compensation	—	1,084	916
Debt issuance costs	—	—	(283)
Net payments on bank borrowings	(18,000)	(7,000)	—

Net cash provided by (used in) financing activities	(17,091)	(1,566)	2,095

Change in cash and equivalents	1,662	25,771	(7,406)
Cash and equivalents at beginning of period	2,506	4,168	29,939

Cash and equivalents at end of period	$4,168	$29,939	$22,533

Cash paid during the period for:
Interest	$943	$380	$139
Income taxes	$9,244	$12,163	$18,441

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$75,890	$93,184	$96,387
Issuance of common stock to 401(k) plan	$72	$45	$27
Foreign currency translation adjustment	$65	$(463)	$(1,377)
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Stockholders’ Equity

							Accumulated
				Retained			Other
	Common Stock		Additional	Earnings	Deferred		Accumulated
		Par	Paid In	(Accumulated	Compensation	Treasury	Comprehensive
	Shares	Value	Capital	Deficit)	Expense	Stock	Income (Loss)	Total
	(In thousands)
Balances at Sept. 30, 2004	37,113	$370	$116,437	$(38)	$(832)	$(35)	$827	$116,729

Issuance of Common Stock to 401(k) plan	12	—	72	—	—	—	—	72
Amortization of deferred compensation	—	—	—	—	588	—	—	588
Vesting of restricted stock	375	—	—	—	—	—	—	—
Stock options and warrants exercised	1,104	11	898	—	—	—	—	909
Tax benefit from exercise of stock options	—	—	558	—	—	—	—	558
Foreign currency translation adjustment	—	—	—	—	—	—	(65)	(65)
Net income	—	—	—	14,752	—	—	—	14,752

Total comprehensive income	—	—	—	—	—	—	—	14,687

Balances at Sept. 30, 2005	38,604	381	117,965	14,714	(244)	(35)	762	133,543

Issuance of Common Stock to 401(k) plan	3	—	45	—	—	—	—	45
Amortization of deferred compensation	—	—	—	—	75	—	—	75
Reclass upon adoption of SFAS No. 123(R)	—	—	(169)	—	169	—	—	—
Stock compensation	60	1	1,320	—	—	—	—	1,321
Stock options and warrants exercised	1,845	23	4,327	—	—	—	—	4,350
Excess tax benefit from share-based compensation	—	—	1,084	—	—	—	—	1,084
Foreign currency translation adjustment	—	—	—	—	—	—	463	463
Net income	—	—	—	29,259	—	—	—	29,259

Total comprehensive income	—	—	—	—	—	—	—	29,722

Balances at Sept. 30, 2006	40,512	405	124,572	43,973	—	(35)	1,225	170,140

Issuance of Common Stock to 401(k) plan	2	—	27	—	—	—	—	27
Stock compensation	—	—	3,627	—	—	—	—	3,627
Stock options and warrants exercised	819	8	1,454	—	—	—	—	1,462
Excess tax benefit from share-based compensation	—	—	1,418	—	—	—	—	1,418
Foreign currency translation adjustment	—	—	—	—	—	—	1,377	1,377
Net income	—	—	—	37,874	—	—	—	37,874

Total comprehensive income	—	—	—	—	—	—	—	39,251

Balances at Sept. 30, 2007	41,333	$413	$131,098	$81,847	$—	$(35)	$2,602	$215,925

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
Note A: Organization and Summary of Significant Accounting Policies
Organization: We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 294 domestic pawn stores and four Mexico pawn stores open at September 30, 2007. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 433 EZMONEY stores and 75 of our domestic pawn stores open September 30, 2007, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”). We commenced our fee-based credit services July 15, 2005.
Consolidation: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our interest in Albemarle & Bond Holdings, plc (“A&B”) using the equity method.
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
Credit Service Bad Debt: We issue letters of credit to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed it by the borrowers plus any insufficient funds fee. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally for 60 days, we generally sell them to an unaffiliated company on a weekly basis as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
The majority of our credit service customers obtain short-term loans with a single maturity date. These short-term loans, with maturity dates averaging about 18 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain installment loans with a series of payments due over as much as a five-month period. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted.

Credit Service Allowance for Losses: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2007, the allowance for Expected LOC Losses was $1.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $24.7 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
Payday Loan Revenue Recognition: We accrue fees on the percentage of payday loans we believe to be collectible using the interest method. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Payday loan fee revenue is included in “Signature loan fees” on our statements of operations.
Payday Loan Bad Debt: We consider a loan defaulted if it has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of signature loan bad debt when collected. After attempting collection of bad debts internally for 60 days, we generally sell them to an unaffiliated company on a weekly basis as another method of recovery. We account for the sale of defaulted loans in the same manner as internal collections of defaulted loans.
Payday Loan Allowance for Losses: We also provide an allowance for losses on payday loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue.
Cash and Cash Equivalents: We consider investments with maturities of 90 days or less when purchased to be cash equivalents.
Inventory: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete or slow moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At September 30, 2007, the inventory valuation allowance was $3.8 million, or 9% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
Software Development Costs: We account for internal software development costs in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use,” which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 2005, 2006 and 2007 approximately $196,000, $288,000 and $874,000 was capitalized in connection with the development and acquisition of internal software systems. No interest was capitalized in 2005, 2006 or 2007. Capitalized costs are amortized by the straight-line method over the estimated useful lives of each system, ranging from five to eight years.
Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until we collect the entire related sales price and deliver the related merchandise to the customer.

Property and Equipment: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 8 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life – typically 10 years — or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $75.5 million and $84.7 million at September 30, 2006 and 2007.
Intangible Assets: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1st, or more frequently if events or changes in circumstances indicate that they might be impaired. We recognized no impairment of our intangible assets in fiscal 2005, 2006, or 2007. We amortize intangible assets with definite lives over their estimated useful lives.
Valuation of Tangible Long-Lived Assets: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; or significant negative industry trends. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. No impairment of tangible long-lived assets was recognized in fiscal 2005, 2006 or 2007.
Fair Value of Financial Instruments: We determine the fair value of financial instruments by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature. We consider investments with maturities of 90 days or less when purchased to be cash equivalents.
Foreign Currency Translation: Our equity investment in A&B is translated into U.S. dollars at the exchange rate as of A&B’s balance sheet date of June 30. The related interest in A&B’s net income is translated at the average exchange rate for each six-month period reported by A&B. We present resulting translation adjustments as a separate component of stockholders’ equity.
Cost of Goods Sold: We include in cost of goods sold the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We also include the cost of operating our central jewelry processing unit, as it relates directly to sales of precious metals to refiners.
Operations Expense: Included in operations expense are costs related to operating our stores. These costs include labor, other direct expenses such as utilities, supplies and banking fees, and indirect expenses such as store rent, building repairs and maintenance, advertising and store property taxes and insurance.
Administrative Expense: Included in administrative expense are costs related to our executive and administrative offices. This includes executive, administrative and regional salaries, wages and incentive compensation, professional fees, license fees and costs related to the operation of our administrative offices such as rent, property taxes, insurance, and information technology. Also included in administrative expense are costs of our bad debt collection center.
Advertising: We expense advertising costs as incurred. Advertising expense was approximately $1,440,000, $1,041,000 and $1,968,000 for fiscal 2005, 2006 and 2007.
Income Taxes: We calculate the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. Quarterly, we then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. Our valuation allowance was $0.4 million at September 30, 2006 and 2007.
Share-Based Compensation: We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment.” We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods.
Prior to October 1, 2005, we accounted for share-based compensation according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). For periods prior to October 1, 2005, we recognized share-based employee compensation cost in the Statement of Operations only for restricted stock grants and options granted at prices below market price on the date of grant.
Segments: We account for our operations in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior to fiscal 2007, we had a single reportable segment. Effective October 1, 2006, we reorganized our operations and internal reporting to manage it as two separate segments. See Note R for further discussion and separate data for each segment.
Use of Estimates: Generally accepted accounting principles require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Reclassifications: We reclassified certain prior year financial statement balances to conform to the current year presentation.
Recently Issued Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained in an audit, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will audit our tax positions. FIN 48 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. We must adopt FIN 48 in the fiscal year ending September 30, 2008. Upon adoption on October 1, 2007, we anticipate recording a FIN 48 liability for uncertain tax positions of approximately $0.1 million with an offsetting reduction to our beginning retained earnings at that date. It will not impact our income or cash flows.
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

Note B: Acquisitions
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one signature loan store from Jumping Jack Cash in Colorado for $23.2 million of cash and direct transaction costs. The purchase price was allocated as follows (in thousands):

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

In fiscal 2006, we acquired three pawnshops for total consideration of $2.2 million. Of the total purchase price, $0.9 million was allocated to inventory, $0.4 million was allocated to pawn loans, $0.1 million was allocated to other identified assets and liabilities, and the remaining $0.8 million was allocated to goodwill.
The results of the all acquired stores have been consolidated with our results since their acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions were not material to our results. All goodwill acquired was allocated to our EZPAWN Operations segment, and we expect all goodwill to be deductible for income tax purposes over the 15-year amortizable life prescribed by the tax code.
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.3 million cash and direct transaction costs. The results of operations from these stores are excluded from our financial statements as the acquisition occurred after the end of the fiscal year.
Note C: Earnings Per Share
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

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Years Ended September 30,
	2005	2006	2007
Net income (A)	$14,752	$29,259	$37,874

Weighted average outstanding shares of common stock (B)	37,302	39,432	41,034
Dilutive effect of stock options, warrants, and restricted stock	3,420	2,832	2,196

Weighted average common stock and common stock equivalents (C)	40,722	42,264	43,230

Basic earnings per share (A/B)	$0.40	$0.74	$0.92

Diluted earnings per share (A/C)	$0.36	$0.69	$0.88

We excluded anti-dilutive options, warrants and restricted stock grants from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. During fiscal 2005, 2006 and 2007 there were 179,038, 1,233 and 557 weighted average options outstanding that were anti-dilutive. There were no anti-dilutive restrictive stocks during fiscal 2005, 2006 and 2007.
Note D: Investment
We own 16,298,875 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 29.95% of A&B’s total outstanding shares at September 30, 2007. The shares were acquired in 1998 and 2007 at a total cost of $26.2 million. A&B is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. The income reported for our fiscal year end of September 30 represents our percentage interest in the results of A&B’s operations from July 1 to June 30. In fiscal 2005, 2006 and 2007, we received dividends from A&B of $861,000, $969,000 and $1,274,000. The undistributed earnings included in our consolidated retained earnings were $7.0 million at September 30, 2007. A&B’s shares are listed on the Alternative Investment Market of the London Stock Exchange and at October 31, 2007, the market value of this investment was approximately $86.3 million, based on the closing market price and currency exchange rate on that date.
In 1998, we acquired 13,276,666 shares of A&B’s common stock for approximately $12.8 million. At June 30, 2007, this represented approximately 28.2% of A&B’s total outstanding shares. On July 12, 2007, we acquired 3,022,209 additional shares of A&B’s common stock for approximately $13.4 million as part of a private placement of stock by A&B. Because we include A&B’s earnings in our financial statements on a three-month lag as described above, our incremental share of A&B’s results of operations will first be reflected in our results in the quarter ending December 31, 2007.
Conversion of A&B’s financial statements into US Generally Accepted Accounting Principles (“GAAP”) resulted in no material differences from those reported by A&B following United Kingdom GAAP.

Below is summarized financial information for A&B’s most recently reported results (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for income statement items for the periods indicated):

	As of June 30,
	2006	2007
	(In thousands)
Current assets	$62,564	$84,995
Non-current assets	14,058	23,851

Total assets	$76,622	$108,846

Current liabilities	$5,094	$6,332
Non-current liabilities	28,843	49,246
Equity shareholders’ funds	42,685	53,268

Total liabilities and equity shareholders’ funds	$76,622	$108,846

	Years ended June 30,
	2005	2006	2007
	(In thousands)
Turnover (gross revenues)	$44,620	$52,461	$64,064
Gross profit	32,555	38,574	48,061
Profit after tax (net income)	7,539	8,484	10,379
At September 30, 2007, the recorded balance of our investment in A&B, accounted for on the equity method, was $35.7 million. Because A&B publicly reports its financial results only semi-annually as of June 30 and December 31, the latest A&B figures available are as of June 30, 2007, which is prior to our July 11 additional investment of $13.4 million. Excluding our July 11, 2007 additional investment, our recorded investment in A&B at September 30, 2007 was $22.3 million, and our equity in net assets of A&B was $15.3 million. The difference between the recorded balance and our equity in A&B’s net assets represents the $7.1 million of unamortized goodwill which resulted from the pre-2007 investments, plus the cumulative difference resulting from A&B’s earnings, dividend payments and translation gain since the dates of investment.

Note E: Property and Equipment
Major classifications of property and equipment were as follows:

	September 30,
	2006	2007
	(In thousands)
Land	$44	$44
Buildings and improvements	43,143	49,545
Furniture and equipment	38,839	44,833
Software	21,696	22,569
Construction in progress	1,185	1,529

Total	104,907	118,520

Less accumulated depreciation	(75,460)	(84,714)

	$29,447	$33,806

Note F: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	September 30,
	2006	2007
	(In thousands)
Pawn licenses	$1,549	$1,549
Goodwill	768	16,211

Total	$2,317	$17,760

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	September 30, 2006		September 30, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(257)	$345	$(288)
Real estate finders’ fees	556	(311)	556	(327)
Non-compete agreements	398	(277)	898	(324)

Total	$1,299	$(845)	$1,799	$(939)

Total amortization expense from definite-lived intangible assets was approximately $68,000, $67,000 and $115,000 for fiscal 2005, 2006 and 2007. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2007 (in thousands):

Amortization
Fiscal Year	Expense
2008	$488
2009	$479
2010	$465
2011	$458
2012	$425
The increase from fiscal 2007 amortization to planned amortization in future years relates primarily to amortization of intangible assets acquired with the twenty Mexico pawn stores from MMFS Intl., S.A. de C.V. in October 2007, and full years’ amortization of intangible assets acquired with Jumping Jack Cash that was included in fiscal 2007 only since the acquisition date in June 2007. As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note G: Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2006	2007
	(In thousands)
Trade accounts payable	$6,014	$6,163
Accrued payroll and related expenses	8,123	9,075
Accrued interest	37	24
Accrued rent and property taxes	3,993	5,277
Accrual for expected losses on CSO letters of credit	898	1,197
Collected funds payable to unaffiliated lenders under CSO program	1,026	1,154
Other accrued expenses	2,488	2,702

	$22,579	$25,592

Note H: Long-Term Debt
While we had no debt at September 30, 2006 or 2007, we have a $40 million revolving credit facility secured by our assets, which matures October 1, 2009. For any borrowed funds, we may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank’s base rate. On the unused amount of the revolving facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2007. Payment of dividends and additional debt are allowed but restricted.
Note I: Common Stock, Warrants, Options, and Share-based Compensation
Our capital stock consists of two classes of common stock designated as Class A Non-voting Common Stock (“Class A Common Stock”) and Class B Voting Common Stock (“Class B Common Stock”). The rights, preferences and privileges of the Class A and Class B Common Stock are similar except that each share of Class B Common Stock has one vote and each share of Class A Common Stock has no voting privileges. All Class A Common Stock is publicly held. Holders of Class B Common Stock may, individually or as a class, convert some or all of their shares into Class A Common Stock. Class A Common Stock becomes voting common stock upon the conversion of all Class B Common Stock to Class A Common

Stock. We are required to reserve the number of authorized but unissued shares of Class A Common Stock that would be issuable upon conversion of all outstanding shares of Class B Common Stock.
Prior to October 1, 2005, we accounted for our share-based employee compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123. For periods prior to October 1, 2005, share-based employee compensation cost was recognized in the Statement of Operations for only restricted stock grants and options granted at prices below market price on the date of grant. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in all periods after September 30, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated under the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after October 1, 2005, based on the grant-date fair value estimated under the provisions of SFAS No. 123(R). We amortize the fair value of grants to compensation expense on a ratable basis over the vesting period for both cliff vesting and graded vesting grants. We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model (“Black-Scholes”) and amortize it to expense over the options’ vesting periods. In accordance with the modified prospective transition provisions, we have not restated results for prior periods. Pro forma results are disclosed below for the pre-adoption period.
Our net income includes the following compensation costs related to our share-based compensation arrangements:

	Years Ended September 30,
	2005	2006	2007
	(In thousands)
Gross compensation costs
Stock options	$—	$1,321	$1,164
Restricted stock	588	76	2,463

Total gross compensation costs	588	1,397	3,627

Income tax benefits
Stock options	—	(154)	(277)
Restricted stock	(206)	(26)	(836)

Total income tax benefits	(206)	(180)	(1,113)

Net compensation expense	$382	$1,217	$2,514

All options and restricted stock relate to our Class A Non-voting Common Stock.
Our independent directors have been granted non-qualified stock options that vest one year from grant and expire in ten years. Non-qualified, incentive stock options and restricted stock awards have been granted to our officers and employees under our 1991, 1998, 2003 and 2006 Incentive Plans. Most options have a contractual life of ten years and provide for graded vesting over five years, but some provide for cliff vesting. Certain options granted to officers also provide for accelerated vesting upon a change in control or upon the achievement of certain performance targets. Outstanding options have been granted with strike prices ranging from $0.67 per share to $15.05 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.
On September 21, 2006, our Board of Directors approved the adoption of the EZCORP, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan permits grants of up to 2,250,000 options, restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) of our Class A Common Stock. In approving this plan, the Board of Directors resolved that no further options, RSAs or SARs would be granted under any previous plan. Awards that expire or are canceled without delivery of shares under the 2006 Incentive Plan generally become available for issuance in new grants. We issue new shares to satisfy stock option exercises. At September 30, 2007, 426,584 shares were available for grant under the 2006 Plan.
Effective October 2, 2006, the Compensation Committee of the Board of Directors approved an award of 675,000 shares of restricted stock to the Chairman of the Board, and 945,000 shares of restricted stock to our Chief Executive Officer. The cumulative market value of the two grants on the award date was $21 million, and 20% of the shares will vest every two years for a ten-year period if certain company performance requirements are achieved. If the bi-annual performance requirements are not met, the unvested shares will be added to subsequent vesting dates. In the event that the performance requirements for vesting are not achieved for any applicable vesting date by the end of our fiscal year ending September 30, 2016, all unvested shares will be forfeited and cancelled. During fiscal 2007, $2.0 million of this cost was amortized to expense, partially offset by a related tax benefit of $0.7 million. No expense was recognized for this award in fiscal 2005 or 2006.
Effective October 2, 2006, the Compensation Committee of the Board of Directors approved an award of 137,250 shares of restricted stock to key individuals. The shares will vest October 2, 2010, and the market value of the restricted stock on the award date was $1.8 million. During fiscal 2007, $0.3 million of this cost was amortized to expense, partially offset by a related tax benefit of $0.1 million. No expense was recognized for this award in fiscal 2005 or 2006.
On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 180,000 shares of restricted stock to our Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed through the vesting date. The shares were subject to earlier vesting based on the occurrence of certain objectives. The market value of the restricted stock on the award date was $0.6 million, which was being amortized over a three-year period based on our initial expectation that earlier vesting objectives would be met. One-third of the shares vested January 15, 2005 based on the attainment of the goals for accelerated vesting. Effective October 1, 2005, we determined we no longer believed the requirements would be met for accelerated vesting of the remaining unvested shares. Accordingly, the remaining unamortized compensation expense of $0.1 million is being amortized ratably over the vesting period ending January 1, 2009. During fiscal 2005, 2006 and 2007, $195,000, $75,000 and $75,000, was amortized to expense for this grant.
On September 17, 2003, the Compensation Committee of the Board of Directors approved an award of 375,000 shares of restricted stock to the Chairman of the Board. The market value of the restricted stock on the award date was $0.8 million, which was amortized over the two-year restriction period that expired September 17, 2005. During fiscal 2005, $0.4 million of this cost was amortized to expense, and no expense was recognized for this grant in fiscal 2006 or 2007.
We measure the fair value of RSAs based upon the market price of the underlying common stock as of the grant date. Throughout fiscal 2007, we had 1,895,250 shares of non-vested RSAs outstanding, with a weighted average grant-date fair value of $12.33 per share.
A summary of the RSA activity for the most recently reported period follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at beginning of year	120,000	$3.26
Granted	1,776,750	12.94
Released	—	—
Forfeited	(1,500)	12.93

Outstanding at end of year	1,895,250	$12.33

At September 30, 2007, there was $20.7 million of unrecognized compensation cost related to RSAs. We expect to recognize this cost over a weighted average period of 8 years.
A summary of the option activity for the most recently reported period follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(thousands)

Outstanding at September 30, 2006	3,374,670	$2.83
Granted	1,666	15.05
Forfeited	(5,400)	1.56
Expired	(9,600)	0.74
Exercised	(809,670)	1.78

Outstanding at September 30, 2007	2,551,666	$3.18	3.4	$26,271
Vested and expected to vest	2,440,037	$3.18	3.4	$25,121
Vested at September 30, 2007	439,200	$2.88	5.5	$4,651
The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying Black-Scholes, we used the following weighted average assumptions for fiscal 2005, 2006 and 2007:

	Year Ended September 30,
	2005	2006	2007
Risk-free interest rate	3.24%	4.71%	4.97%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of our common stock	41.00%	61.96%	53.82%
Expected life of the options (years)	10	2	2
Weighted average grant date fair value of options granted	$2.04	$4.66	$4.98
We considered the contractual life of the options and the past behavior of employees in estimating the expected life of options granted. The estimated expected life cannot exceed the contractual term, and cannot be less than the vesting term. The volatility factor was estimated using our stock’s actual volatility over the most recently completed time period equal to the estimated life of each option grant. Although no adjustment was made in the periods presented above, we consider excluding from our volatility factor discrete events which have had a significant effect on our stock’s historical volatility but have a remote chance of recurring.
As of September 30, 2007, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $21.6 million. The weighted average period over which these costs will be amortized is 8 years.
Stock option and warrant exercises resulted in the issuance of 1,842,669 shares of Class A Common Stock in fiscal 2006 for total proceeds of $4.4 million. Stock option and warrant exercises resulted in the issuance of 819,087 shares of Class A Common Stock in fiscal 2007 for total proceeds of $1.5 million.

The total intrinsic value of stock options exercised was $14.2 million in fiscal 2006 and $11.3 million in fiscal 2007.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our options granted in periods prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes and is amortized to expense over the options’ vesting periods.

Year ended September 30, 2005
(In thousands, except per share amounts)
Net income, as reported	$ 14,752
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	382
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,048)

Pro forma net income	$ 14,086

Earnings per share, basic:
As reported	$ 0.40
Pro forma	$ 0.38

Earnings per share, diluted:
As reported	$ 0.36
Pro forma	$ 0.35
At September 30, 2007, warrants to purchase 50,652 shares of Class A Common Stock and 12,222 shares of Class B Common Stock at $2.06 per share were outstanding. The warrants are not mandatorily redeemable, and are exercisable at the option of the holder through July 25, 2009.
Note J: Income Taxes
The income tax provision is attributable only to continuing operations, and is as follows:

	Years Ended September 30,
	2005	2006	2007
	(In thousands)
Current
Federal	$8,121	$13,040	$24,002
State	67	(519)	881

	8,188	12,521	24,883

Deferred
Federal	110	3,647	(2,830)
State	—	77	—

	110	3,724	(2,830)

	$8,298	$16,245	$22,053

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations is as follows:

	Years Ended September 30,
	2005	2006	2007
	(In thousands)
Income taxes at the federal statutory rate	$8,068	$15,926	$20,975
Non-deductible expense related to incentive stock options	—	297	42
State income tax, net of federal benefit	93	280	881
Removal of state tax exposure, net of federal benefit	—	(722)	—
Change in valuation allowance	—	392	—
Other	137	72	155

	$8,298	$16,245	$22,053

Our effective tax rate was 36.8% in fiscal 2007. Our fiscal 2006 adoption of SFAS No. 123(R) caused us to begin recognizing expense related to incentive stock options, creating the non-deductible expense shown above.
Prior to fiscal 2007, most of our earnings were subject to the Texas franchise tax. Due to its limited partnership structure in Texas, 99% of those earnings were exempt from the Texas franchise tax. Beginning in fiscal 2007, the Texas franchise tax was replaced with a margin tax that functions similarly to an income tax, but with no preferable treatment for limited partnerships. The Texas margin tax first applied to us in fiscal 2007, causing the increase in state income tax in the table above.
Significant components of our deferred tax liabilities and assets as of September 30 are as follows:

	2006	2007
	(In thousands)
Deferred tax liabilities:
Tax over book amortization	$3,634	$3,521
Foreign income and dividends	1,837	2,432
Prepaid expenses	1,077	682

Total deferred tax liabilities	6,548	6,635

Deferred tax assets:
Book over tax depreciation	8,865	9,291
Tax over book inventory	4,880	5,540
Accrued liabilities	1,934	2,519
Pawn service charges receivable	1,664	1,726
Stock compensation	104	1,288
Tax carry-forwards	392	392

Total deferred tax assets	17,839	20,756

Net deferred tax asset	11,291	14,121
Valuation allowance	(392)	(392)

Net deferred tax asset	$10,899	$13,729

We have a capital loss carry-forward that will expire in fiscal 2009 unless an offsetting capital gain is generated before its expiration. Until 2006, we believed we would generate sufficient capital gains to utilize the capital loss carry-forward. In fiscal 2006, we determined we were unlikely to generate the necessary capital gain prior to the expiration of the capital loss carry-forward, and placed a full valuation allowance of $392,000 on the tax benefit. The valuation allowance will be adjusted or removed in future periods if we believe it is more likely than not we will generate other capital gains to offset the capital loss prior to its expiration.
Substantially all of our operating income was generated from domestic operations during 2006 and 2007, and we have elected to have our Mexican operations treated as a domestic subsidiary for U.S. income tax purposes. At September 30, 2006 and 2007, we provided deferred income taxes on all undistributed earnings from A&B. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2006 and 2007 of approximately $969,000 and $1,274,000. Any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.
We have no net operating loss carry-forward or alternative minimum tax credit carry-forward at September 30, 2007.
Note K: Related Party Transactions
In all periods presented, we had a financial advisory services agreement with Madison Park, L.L.C. (“Madison Park”), an affiliate of the controlling stockholder. The agreement required Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury and other advisory services for a monthly fee of $100,000, inclusive of most expenses. The Madison Park agreement had a three-year term that expired September 30, 2007. Prior to entering the agreement with Madison Park, our Audit Committee obtained a fairness opinion from a qualified, independent financial advisory firm. The fairness opinion supported the fees for the services to be rendered based on the terms of the agreement and our strategic plan. In fiscal 2006 and 2007, total payments to Madison Park amounted to $1,200,000 annually.
Effective October 1, 2007, we entered a new financial advisory services agreement with Madison Park with a one-year term expiring September 30, 2008. Either party may terminate the agreement at any time on thirty days written notice. The agreement requires Madison Park to provide advice on our business and long-term strategic plan including, but not limited to, acquisitions and strategic alliances, operating and strategic objectives, investor relations, relations with investment bankers and other members of the financial services industry, international business development and strategic investment opportunities, and financial matters. The monthly fee for the services is $150,000. Prior to approving the agreement, the Board of Directors appointed a special committee comprised of its four independent members to review our relationship with Madison Park. This included a review of the advisory services provided by Madison Park during fiscal 2005 through 2007, a determination whether to continue utilizing Madison Park’s services, and a determination whether to enter into a new advisory services agreement with Madison Park. The independent directors were authorized to retain consultants and to review, negotiate, and approve the contractual terms of any agreement. As part of the review, the independent directors retained a qualified, independent financial advisory firm to evaluate the agreement and render a fairness opinion, from a financial point of view, of the fee to be paid to Madison Park relative to the reasonable market rates for the services contemplated in the agreement. Based on the independent directors’ findings and conclusions, they elected to negotiate and approve the terms of the agreement.
In October 1994, the Board of Directors approved an agreement that provided incentive compensation to the Chairman, Sterling Brinkley, based on growth in the share price of our Class A Common Stock. Mr. Brinkley was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.33% for fiscal 2005). Accrued interest was forgiven based upon continued employment, and we were required to reimburse Mr. Brinkley for the income tax consequences of the interest forgiveness. Charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $60,000 for the year ended September 30, 2005. Mr. Brinkley repaid his note in full in September 2005.

Note L: Leases
We lease various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

(In thousands)
2008	$21,990
2009	20,689
2010	18,997
2011	17,453
2012	15,695
Thereafter	55,389

$150,213

We sublease some of the above facilities. Future minimum rentals expected under these subleases amount to $9,600 in each of the fiscal years ending between 2008 and 2012, and $17,600 thereafter.
After an initial lease term of generally three to ten years, our lease agreements typically allow renewals in three to five-year increments. Our lease agreements generally include rent escalations throughout the initial lease term. Rent escalations are included in the above numbers. For financial reporting purposes, the aggregate rentals over the lease term, including lease renewal options that are reasonably assured, are expensed on a straight-line basis.
Net rent expense for the years ending September 30, 2005, 2006 and 2007 was $16.7 million, $17.4 million and $21.6 million. Net rent expense includes the collection of sublease rent revenue of approximately $47,000, $60,000 and $52,000 for years ending September 30, 2005, 2006 and 2007.
Prior to fiscal 2005, we completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $2.9 million at September 30, 2007, is included in “Deferred gains and other long-term liabilities” in our consolidated balance sheet. The short-term portion, included in “Accounts payable and other accrued expenses” was $0.4 million at September 30, 2007. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on our other lease agreements.
Note M: Employment Agreements
As President and Chief Executive Officer, Joseph L. Rotunda’s annual compensation includes short-term incentive compensation ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals.
Mr. Rotunda’s written compensation agreement specifies certain payments to be made upon his death, disability, or termination without cause. Upon the occurrence of any of those events, a severance payment will be paid within 30 days of such event. Mr. Rotunda’s severance payment will be one year of base salary, one year of short term incentive compensation determined as of the termination date, one year of car allowance, and a prorated portion of the incentive compensation award for the period he was actively employed during the fiscal year of termination. In addition, we will make all health care COBRA payments for the same period, grossed up for taxes.
Mr. Rotunda’s compensation agreement also provides that in the event of a change in control of the company, defined as a sale by Phillip Ean Cohen of a majority of the Class B Voting Common Stock, Mr. Rotunda will receive a bonus of 200% of his annual compensation within 30 days of such event. For purposes of this payment, annual compensation is defined as one year of base salary, one year of short term incentive compensation determined as of the termination date and one year of car allowance. In addition, all vesting requirements for any benefit or instrument shall be fully satisfied. If his employment is terminated within six months of a change in control, other than for cause, he will also receive the termination without cause payments described above.
The fiscal 2007 restricted stock awards to the Chairman of the Board and the President and Chief Executive Officer contain provisions for accelerated vesting of some of the shares if certain conditions occur that affect their positions and/or responsibilities.
The 2007 restricted stock awards to the Chairman of the Board and the President and Chief Executive Officer provide for immediate vesting of all unvested shares to the effected individual in the event of one of the following:
1.	The failure of the individual to be re-elected to his current position;

2.	His termination without cause.
In addition, each would have a partial acceleration of shares in the event of his death or disability. EZCORP is the beneficiary of “Key Man” life and disability insurance policies for the Chairman of the Board and the President and Chief Executive Officer designed to approximately offset the additional expense that would be recognized if vesting were accelerated upon death or disability.
Mr. Rotunda’s compensation agreement provides for the vesting of all benefits and equity plans, including the 2007 restricted stock award, upon a change in control.
In the event of any of the following events happening to the Chairman of the Board or the President and Chief Executive Officer, the effected individual would forfeit the rights to all unvested shares in these awards:
1.	Termination for cause as defined in the EZCORP, Inc. 2006 Incentive Plan Document.

2.	Voluntary termination of employment without a Board approved successor.

3.	Violation of the Proprietary Information or Non-Competition sections of the Award Agreement.
Note N: Retirement Plans
We sponsor a 401(k) Plan under which eligible employees may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. In our sole discretion, we may match employee contributions in the form of our Class A Common Stock. Contribution expense related to the plan for 2005, 2006 and 2007 was approximately $72,000, $54,000 and $27,000.
The federal tax code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these regulations on retirement savings, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan. Funds in the Supplemental Executive Retirement Plan vest over three years from the grant date, with one-third vesting each year. All of a participant’s Supplemental Executive Retirement Plan funds from all grants vest 100% in the event of his or her death, disability or the termination of the plan due to a change in control of the company. In addition, the Supplemental Executive Retirement Plan funds are 100% vested when a participant attains his or her normal retirement age (60 years old and five years of active service) while actively employed by us. Contributions to the plan for fiscal 2006 and 2007 were approximately $256,000 and $306,000. These amounts are amortized to expense based on the vesting schedule. The amount of this amortized to expense in fiscal 2006 and 2007 was approximately $116,000 and $276,000.

Note O: Contingencies
Currently and from time to time, we are defendants in legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, after consultation with counsel, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
In May 2007, the State of Texas filed suit against EZCORP, Inc. and our Texas affiliates in state district court in Bexar County alleging violations of the Texas Identity Theft statute, Deceptive Trade Practices Act, and a provision of the Business and Commerce Code by allegedly failing to safeguard and properly dispose of customers’ sensitive personal information. In late May 2007, we voluntarily entered into an Agreed Temporary Injunction regarding the safeguarding and disposal of the information. We have reviewed and enhanced our information security polices to address the State’s concerns. We are currently in discussions with the State to reach an amicable resolution of this matter, but can give no assurance that an amicable resolution will be reached prior to the March 2008 scheduled trial date.
The Florida Office of Financial Regulation has filed an administrative action against us alleging that our Florida CSO business model violates state law. A trial before an administrative law judge is scheduled for January 2008.
Note P: Quarterly Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Year Ended September 30, 2006

Total revenues	$75,770	$78,941	$73,786	$87,355
Net revenues	50,109	50,604	50,088	58,178
Net income	6,756	7,727	5,608	9,168

Earnings per common share:
Basic	$0.17	$0.20	$0.14	$0.23
Diluted	$0.17	$0.19	$0.13	$0.21

Year Ended September 30, 2007

Total revenues	$91,687	$89,643	$86,993	$103,892
Net revenues	61,864	59,269	61,572	71,503
Net income	9,761	10,196	6,762	11,155

Earnings per common share:
Basic	$0.24	$0.25	$0.16	$0.27
Diluted	$0.23	$0.23	$0.16	$0.26
In the fourth quarter of fiscal 2006, we decreased our estimate of the effective tax rate for the fiscal year ending September 30, 2006 from 36.4% to 35.7%. The decrease was primarily due to the reduction of expected state income taxes following legislative changes in Texas, partially offset by a valuation allowance placed on a capital loss carry-forward we believe is unlikely of realization. The decrease in the effective income tax rate increased net income in the quarter ended September 30, 2006 by $319,000.
In the first three quarters of fiscal 2007, we increased our estimate of the effective tax rate to 37.0%, primarily due to a legislative change increasing our expected taxes in Texas beginning in 2007. In the fourth quarter of fiscal 2007, we decreased our estimate of the effective tax rate for the fiscal year to 36.8%. The decrease was primarily due to an increase in the expected deduction for disqualifying dispositions of incentive stock options that previously were expected to be non-deductible. The decrease in the effective income tax rate increased net income in the quarter ended September 30, 2007 by $120,000.

Note Q: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for fiscal 2005, 2006 and 2007 was $14.7 million, $29.7 million and $39.3 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” The accumulated balance of foreign currency activity excluded from net income of $4.0 million is presented, net of tax of $1.4 million, in the consolidated balance sheets as “Accumulated other comprehensive income.”
Note R: Operating Segment Information
Prior to October 1, 2006, we had a single reportable segment. Effective October 1, 2006, we reorganized our business and internal reporting to manage it as two reportable segments with operating results reported separately for each segment. The two reportable segments are:
•	EZPAWN Operations: This segment offers pawn loans and related sales in all 294 domestic and four Mexico pawn stores and offers signature loans in six EZMONEY stores and 75 of our domestic pawn stores.

•	EZMONEY Operations: This segment offers signature loans in 427 of our EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)
Year Ended September 30, 2007:
Revenues:
Sales	$192,987	$—	$192,987
Pawn service charges	73,551	—	73,551
Signature loan fees	3,314	101,033	104,347
Other	1,330	—	1,330

Total revenues	271,182	101,033	372,215

Cost of goods sold	118,007	—	118,007

Net revenues	153,175	101,033	254,208

Store operating expenses:
Operations expense	87,555	41,047	128,602
Signature loan bad debt	1,390	27,118	28,508

Total store operating expenses	88,945	68,165	157,110

Store operating income	$64,230	$32,868	$97,098

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)
Year Ended September 30, 2006:
Revenues:
Sales	$177,424	$—	$177,424
Pawn service charges	65,325	—	65,325
Signature loan fees	3,155	68,685	71,840
Other	1,263	—	1,263

Total revenues	247,167	68,685	315,852

Cost of goods sold	106,873	—	106,873

Net revenues	140,294	68,685	208,979

Store operating expenses:
Operations expense	84,830	26,908	111,738
Signature loan bad debt	1,286	16,611	17,897

Total store operating expenses	86,116	43,519	129,635

Store operating income	$54,178	$25,166	$79,344

Year Ended September 30, 2005:
Revenues:
Sales	$148,410	$—	$148,410
Pawn service charges	62,274	—	62,274
Signature loan fees	5,664	36,536	42,200
Other	1,275	—	1,275

Total revenues	217,623	36,536	254,159

Cost of goods sold	90,678	—	90,678

Net revenues	126,945	36,536	163,481

Store operating expenses:
Operations expense	81,406	15,673	97,079
Signature loan bad debt	1,346	11,654	13,000

Total store operating expenses	82,752	27,327	110,079

Store operating income	$44,193	$9,209	$53,402

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Year Ended September 30,
	2005	2006	2007
	(in thousands)
Consolidated store operating income	$53,402	$79,344	$97,098
Administrative expenses	23,067	27,749	31,749
Depreciation and amortization	8,104	8,610	9,812
Interest income	(245)	(520)	(1,654)
Interest expense	1,520	441	281
Equity in net income of unconsolidated affiliate	(2,173)	(2,433)	(2,945)
(Gain) / loss on sale / disposal of assets	79	(7)	(72)

Consolidated income before income taxes	$23,050	$45,504	$59,927

The following table presents separately identified segment assets:

	EZPAWN	EZMONEY
	Operations	Operations	Consolidated
	(in thousands)
Assets at September 30, 2007:
Pawn loans	$60,742	$—	$60,742
Payday loans, net	457	4,357	4,814
Inventory, net	37,942	—	37,942

Total separately identified recorded segment assets	$99,141	$4,357	$103,498

Brokered loans outstanding from unaffiliated lenders	$477	$22,834	$23,311

Assets at September 30, 2006:
Pawn loans	$50,304	$—	$50,304
Payday loans, net	465	1,978	2,443
Inventory, net	35,616	—	35,616

Total separately identified recorded segment assets	$86,385	$1,978	$88,363

Brokered loans outstanding from unaffiliated lenders	$553	$17,657	$18,210

Assets at September 30, 2005:
Pawn loans	$52,864	$—	$52,864
Payday loans, net	779	855	1,634
Inventory, net	30,293	—	30,293

Total separately identified recorded segment assets	$83,936	$855	$84,791

Brokered loans outstanding from unaffiliated lenders	$—	$14,270	$14,270
Brokered loans are not recorded as an asset on our balance sheet, as we do not own a participation in the loans made by unaffiliated lenders. We monitor the principal balance of these loans, as our credit service fees and bad debt are directly related to their volume due to the letters of credit we issue on these loans. The balance shown above is the gross principal balance of the loans outstanding.
Note S: Subsequent Event
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.3 million cash and direct transaction costs. The results of operations from these stores are excluded from our financial statements as the acquisition occurred after the end of the fiscal year.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We had no change in our independent certified public accountants, and no disagreements on accounting or financial disclosure matters with our independent certified public accountants to report under this Item 9.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published consolidated financial statements.
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2007, our internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of September 30, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, and their report follows immediately in this Form 10-K.

/s/ Joseph L. Rotunda	/s/ Dan N. Tonissen

Joseph L. Rotunda	Dan N. Tonissen
President, Chief Executive Officer	Senior Vice President,
& Director	Chief Financial Officer &
October 31, 2007	Director
October 31, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited EZCORP, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EZCORP, Inc. and subsidiaries as of September 30, 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated December 10, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
December 10, 2007

PART III
Item 10. Directors and Executive Officers of the Registrant
Our executive officers and directors as of October 31, 2007 were as follows:

Name	Age	Title
Sterling B. Brinkley (1)	56	Chairman of the Board of Directors
Joseph L. Rotunda (1) (3)	60	President, Chief Executive Officer, and Director
Dan N. Tonissen (1) (3)	57	Senior Vice President, Chief Financial Officer, Assistant Secretary, and Director
Gary C. Matzner (4)	59	Director
Thomas C. Roberts (2) (4)	65	Director
Richard D. Sage (2) (4)	67	Director
Richard M. Edwards (2)	55	Director
Eric Fosse	44	President — EZMONEY Division
Fred Fox	49	Senior Vice President of EZPAWN Operations
Robert A. Kasenter	61	Senior Vice President of Administration
Robert Jackson	52	Vice President and Chief Information Officer
John R. Kissick	65	Vice President of Strategic Development
Connie L. Kondik	43	Vice President, Secretary, and General Counsel
Michael Volpe	43	Vice President — EZMONEY Division
Daniel M. Chism	39	Controller and Assistant Secretary

(1)	Member of Executive Committee

(2)	Member of Compensation Committee

(3)	Member of Section 401(k) Plan Committee

(4)	Member of Audit Committee
Mr. Brinkley has served as either Chairman of the Board or Chairman of the Executive Committee of the Board of Directors of EZCORP since 1989. Mr. Brinkley serves as a Director of Albemarle & Bond Holdings plc, of which we own just under 30%. In addition, Mr. Brinkley was President and Chairman of the Board of MS Pawn Corporation, the general partner of MS Pawn Limited Partnership until 2004. Mr. Brinkley served as Chairman of the Board, Chairman of the Executive Committee, or Chief Executive Officer of Crescent Jewelers, Inc., an affiliate of EZCORP from 1988 to March 2005. Crescent Jewelers, a private company, filed for Chapter 11 bankruptcy protection in August 2004. From 1990 to December 2003, he served as Chairman of the Board or Chairman of the Executive Committee of Friedman’s, Inc., a publicly traded affiliate of EZCORP. Friedman’s, Inc. filed for Chapter 11 bankruptcy in January 2005. From 1986 to 1990, Mr. Brinkley served as a Managing Director of Morgan Schiff & Co., Inc., an affiliate of EZCORP. See “Security Ownership of Certain Beneficial Owners and Management.”
Mr. Rotunda joined us as Director, President and Chief Operating Officer in February 2000 and assumed the role of Chief Executive Officer in August 2000. From 1998 to 2000, he was Chief Operating Officer of G&K Services, Inc., a $500 million provider of uniform and textile products. From 1991 to 1998 he progressed through several officer positions to Executive Vice President and Chief Operating Officer of Rent-A-Center. Mr. Rotunda also currently serves as a Director of Easyhome, Ltd., Toronto, Canada.
Mr. Tonissen has served as EZCORP’s Senior Vice President and Chief Financial Officer since August 1994. Mr. Tonissen has also been a member of our Board of Directors since August 1994.
Mr. Matzner has served as an independent EZCORP Director since July 2002. He has been Senior Counsel with the law firm of McDermott, Will & Emery since August 2002, and has been the Mayor of the Village of Pinecrest, Florida since November 2004. From 1997 to July 2002, Mr. Matzner was President

of Nobel Health Services, Inc., a provider of health care consulting services. From 1999 to May 2001, Mr. Matzner was also President of Oakridge Outpatient Center, Inc.
Mr. Roberts has served as an independent Director and as Chairman of the Audit Committee of our Board of Directors since January 2005. Since 1990, Mr. Roberts has been a private investor and is currently Chairman of the Board of Directors and Chairman of the Trust Committee of Pensco, Inc., a financial services company. From 1985 until 1989, he was President of Control Data Computer Systems and Services and a member of the Control Data Board of Directors. From 1970 to 1985, Mr. Roberts was with Schlumberger, Ltd., where he was President of Schlumberger’s worldwide electronics operations from 1979 until 1985 and an Executive Vice President and Chief Financial Officer from 1977 to 1979.
Mr. Sage has served as an independent EZCORP Director since July 1995. Since June 1993, he has been associated with Sage Law Offices in Miami, Florida. Mr. Sage was a Director of Champion Healthcare Corporation from January 1995 to August 1996. He was a co-founder of AmeriHealth, Inc., which owned and managed hospitals. He served as Treasurer of AmeriHealth, Inc. from April 1983 to October 1995 and was a Director of AmeriHealth, Inc. from April 1983 to December 1994.
Mr. Edwards has served as an independent EZCORP Director since June 2007. In 2006, he retired as the Senior Vice President of International Marketing with the National Western Life Insurance Company. During his thirty-year career at National Western Life, he had responsibility for international business development, marketing and policy owner services throughout the world.
Mr. Fosse joined EZCORP in September 2004 as Vice President of EZMONEY Operations. In August 2007, Mr. Fosse was promoted to President — EZMONEY Division. From 1991 to 2004, Mr. Fosse was employed in various operating positions and ultimately served as a Regional Vice President of G&K Services, a $500 million provider of uniform and textile products.
Mr. Fox joined EZCORP in April 2007 as the Vice President of Strategic Development and Marketing and was promoted to Senior Vice President of EZPAWN Operations in August 2007. From 2002 to 2006, Mr. Fox was the Executive Vice President of Merchandising and Marketing at Trans World Entertainment. From 2000 to 2002, he was the Vice President of Strategic Sourcing for Fisher Scientific Company, and was Executive Vice President of WorldSpy.com from 1999 to 2000. From 1997 to 1999, Mr. Fox was Vice President and General Merchandise Manager for OfficeMax, Inc.
Mr. Kasenter joined EZCORP in August 2003 as Vice President of Human Resources and in October 2004 was promoted to Senior Vice President of Administration. He was a Director of the Donnkenny Apparel Board from 2001 to April 2005, at which time Donnkenny filed for Chapter 11 bankruptcy protection and was sold. Mr. Kasenter was the President & Chief Executive Officer of Strategic Executive Actions, a Chicago-based management consulting firm specializing in human resource crisis issues from 1999 to 2003. From 1968 to 1999, Mr. Kasenter was employed in various operating and administrative positions and ultimately served as the Executive Vice President of Human Resources and Corporate Communications for Montgomery Ward.
Mr. Jackson joined EZCORP in May 2004 as Vice President & Chief Information Officer. He was Chief Information Officer at DuPont Photomasks, Inc. from 1997 to 2004 where he also served as Controller from 1995 to 1996.
Mr. Kissick has served as Vice President of Strategic Development since August 2001. From 1998 to 2001, Mr. Kissick was Managing Director of Strategic Development Partners, a strategy and business development consulting firm located in Wichita, Kansas. From 1991 to 1998 he served as Vice President of Strategic Planning for Rent-A-Center.
Ms. Kondik has served as General Counsel since June 2000, Secretary since January 2001 and Vice President since January 2003. From June 1995 to June 2000, Ms. Kondik served as Sr. Associate

General Counsel, Vice-President and Assistant Secretary of Empire Funding Corp. and TMI Financial, Inc., a national sub-prime mortgage lender and servicer.
Mr. Volpe joined us in October 2003 as Vice President of EZPAWN Operations, and in September 2007 became Vice President — EZMONEY Division. From 2001 to 2003, he was a multi-unit manager for Toys “R” Us in the Chicago Area. Prior to 2001, Mr. Volpe spent ten years in several positions with Montgomery Ward, including the National Director of Hardlines.
Mr. Chism has served as our Controller and Assistant Secretary since August 1999. From 1996 to 1999, Mr. Chism served as Audit Manager for Ernst & Young LLP, where he also served as an audit senior and audit staff member from 1991 to 1995.
Committees of the Board
The Board of Directors held five meetings during the year ended September 30, 2007. The Board of Directors has appointed four standing committees: an Executive Committee, an Audit Committee, a Compensation Committee and a Section 401(k) Plan Committee. During fiscal 2007, the Board appointed a special committee of the four independent directors for the limited purpose of reviewing our relationship with Madison Park, a related party.
The members of the Executive Committee for fiscal 2007 were Mr. Brinkley, Mr. Rotunda and Mr. Tonissen. The Executive Committee held several informal meetings during fiscal 2007, and all members attended.
The Audit Committee, comprised of Messrs. Roberts, Sage and Matzner, held five meetings in fiscal 2007, and all members attended. All Audit Committee members are independent directors and are financially literate. The Board of Directors has determined that Mr. Roberts, the committee’s chairman, is an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934. The Audit Committee reviewed this annual report and approved its inclusion in this Form 10-K. The Audit Committee discussed auditor independence with our independent registered public accounting firm, BDO Seidman, LLP, and received a letter from them regarding BDO Seidman’s independence.
The Compensation Committee, comprised of Mr. Sage, Mr. Roberts and Mr. Edwards, held five formal meetings and several informal meetings during fiscal 2007.
The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen. Both members attended the one informal meeting held by the 401(k) Committee during fiscal 2007. All fiscal 2007 actions of this committee were by Written Unanimous Consents or by board resolutions. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.
The special committee of independent directors held three formal meetings and several informal meetings during fiscal 2007.
The NASDAQ stock market, where our stock is traded, typically requires registrants’ boards to utilize a nominating committee to nominate prospective members of the board. EZCORP is a controlled company, with all its voting stock controlled by one individual. Accordingly, we are exempt from the requirement to have a nominating committee, and our voting shareholder elects our directors.
Code of Conduct and Ethics
We have in place a Code of Conduct and Ethics applicable to all employees, as well as the Board of Directors and executive officers. Copies of our Code of Conduct and Ethics are available, free of charge by submitting a written request to EZCORP, Inc., Investor Relations, 1901 Capital Parkway, Austin, Texas

78746 or may be obtained from the Investor Relations section of our website at www.ezcorp.com. The Code of Conduct and Ethics also contains contact information for any security holder to contact our Board of Directors or General Counsel.
Audit Committee and Compensation Committee Charters
We have in place charters for our Board of Directors’ Audit Committee and Compensation Committee. Copies of both charters may be obtained from the Investor Relations section of our website at www.ezcorp.com.
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
Eric Fosse filed a Form 5 on November 13, 2007 reporting, among other things, a July 2006 forfeiture of EZCORP stock related to his excess contributions to our 401(k) plan. The forfeiture should have been reported on a Form 5 by November 14, 2006, which was 364 days prior to the date the forfeiture was reported.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Compensation Program
The Compensation Committee of the Board of Directors is responsible for establishing and implementing our compensation policies and monitoring our compensation practices. The Compensation Committee ensures that the executive officers’ total compensation is fair, reasonable and competitive. The Compensation Committee is responsible for reviewing and approving all officer compensation and equity based compensation plans.
Philosophy and Goals of EZCORP’s Executive Compensation Plans
The Compensation Committee’s philosophy for executive compensation is to:
1.	Pay for performance. The Compensation Committee believes that our executives should be compensated based upon their ability to achieve specific operational and strategic results. Therefore, our compensation plans are designed to provide rewards for the individual’s contribution to our performance.

2.	Pay commensurate with other companies categorized as value creators. The Compensation Committee has determined that compensation levels for named executives should be targeted at the 75th percentile for similar executives in the workforce. This allows us to attract, hire, reward and retain executives who are able to continue to formulate and execute our strategic plans and drive exceptional results.
To ensure programs are competitive, the Compensation Committee reviews the compensation information of peer companies that the Compensation Committee has selected as competitive models and utilizes national data and trends in executive compensation to help determine the appropriateness of our plans and compensation levels. All of this data becomes the basis for the Compensation Committee’s decisions on compensation plans and individual compensation payments to executives.
The Compensation Committee has approved a variety of compensation programs that work together to provide a combination of basic compensation and strong incentives. While it is important for us to provide certain base level salaries and benefits to remain competitive in the marketplace, the Compensation Committee’s objective is to provide compensation plans with incentive opportunities that motivate and reward executives for achieving superior results. The Compensation Committee designs our compensation plans to:
1.	Reward executives based upon overall company performance, their individual contributions and creation of shareholder value;

2.	Encourage top performers to make a long-term commitment to our company; and

3.	Align executive incentive plans with the long-term interests of the shareholders.
The Compensation Committee reviews competitive information and individual compensation levels before each fiscal year. During the review process, the Compensation Committee addresses the following questions:
•	Do any existing compensation plans need to be adjusted to reflect either changes to competitive practices, different circumstances in the market or changes to our strategic initiatives?

•	Should any existing compensation plans be eliminated or new plans added to the executive compensation programs?

•	What are the compensation-related objectives for our Incentive Compensation Plan for the upcoming fiscal year?

•	Based upon individual performance, what compensation modifications should be made to motivate key executives to perform at superior levels?
To assist the Compensation Committee in answering these questions, it considers input from management, outside compensation experts and published surveys of compensation levels and practices.
Scope of Authority of the Compensation Committee
The Board of Directors has authorized the Compensation Committee to establish the compensation of all executive officers and to provide oversight for compliance with the compensation philosophy. Annually, the Compensation Committee sets the compensation for all named executive officers, including objectives and awards under incentive plans. The Compensation Committee also makes recommendations to the Board of Directors on appropriate compensation for the independent directors. In addition to overseeing the compensation of named executive officers, the Compensation Committee approves and administers all compensation and benefit plans for all other officers. The Compensation Committee operates under a charter that is available In the Investor Relations – Corporate Governance section of our website, www.ezcorp.com.
Independent Compensation Expertise
The Compensation Committee is authorized to retain independent experts to assist in evaluating executive compensation plans and setting executive compensation. The expert provides information on trends and best practices so the Compensation Committee can formulate ongoing plans for executive compensation. The Compensation Committee retained Longnecker and Associates as its independent expert to assist in its determination of the reasonableness and competitiveness of the 2007 executive compensation plans and individual compensation.
Longnecker and Associates performed a benchmark compensation review of our key executive positions, including the named executive officers. Longnecker and Associates utilized market compensation data from the following published survey sources on retail trade and used merchandise industries with the surveyed companies’ reported compensation data adjusted for revenue differences to be comparable to ours:
•	Economic Research Institute Executive Compensation Assessor 2006

•	Watson Wyatt, 2004/2005 Top Management Compensation – Industry Report

•	Watson Wyatt, 2005/2006 Top Management Compensation – Regression Analysis Report

•	2005 Mercer Benchmark Database Executive Report

•	World-at-Work, 2006/2007 Total Salary Increase Budget Survey
In evaluating appropriate compensation for executives, it is common practice to set targets at a point within the competitive marketplace. If one were targeting the median of the competitive market, the compensation target would be at the 50th percentile. The Compensation Committee must determine where to set its competitive compensation levels based upon its compensation philosophy. Comparisons to the market are often made using the 50th percentile for companies that are value maintainers and the 75th percentile for value creators. Based upon the Longnecker study, the creation of shareholder value and revenues and our earning growth over the last three years, the Compensation Committee determined that the company is a value creator, and set the total compensation target for named executive positions at the 75th percentile of total compensation for the competitive market.

Peer Group Companies
In addition to the above survey analysis, the Compensation Committee also reviewed the compensation levels for specific competitive benchmark companies. With input from management, the Compensation Committee chose the peer companies based upon business similarities to our company and comparable key executive positions. While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.
As direct competitors that compete for the same executive talent, the peer group companies in the following table most closely matched the responsibilities and requirements of our executives. The Compensation Committee used these competitors’ publicly available compensation information to analyze our competitive position in the industry. The Compensation Committee reviews the base salaries, short-term and long term incentive plans and benefits of the executives of these companies to provide background and perspective in analyzing the compensation levels for our executives.
The table below identifies the peer companies selected by the Compensation Committee for comparisons.
COMPENSATION PEER GROUP COMPANIES

Company	Business

Ace Cash Express	Payday Lending and Check Cashing
Advance America	Payday Lending
Cash America	Pawn and Payday Lending
Dollar Financial	Payday Lending
First Cash Financial Services	Pawn and Payday Lending
QC Holdings, Inc.	Payday Lending
World Acceptance Corp.	Small Loans
Specific Elements of Executive Compensation
Base Salary:
Utilizing information gathered by Longnecker & Associates, peer company data, national surveys, general compensation trend information and recommendations from management, the Compensation Committee approved the base salaries for our named executives. The Compensation Committee decided that when reviewing competitive compensation, it will target the appropriate compensation level for our named executives at the 75th percentile for the comparison companies and surveys.
Base salaries for named executives are set using the Compensation Committee’s philosophy that compensation should be competitive and based upon performance. Named executives should expect that their base salaries, coupled with a short-term incentive award would provide them the opportunity to be compensated at or above the competitive market at the 75th percentile. Without earning significant short-term incentive awards, base salaries for our named executives could fall below the competitive market.
Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time-to-time. The Compensation Committee typically reviews base salaries of named executive officers and any other employee with an annual base salary over $150,000. Base salary increases are based upon the individual executive’s performance.

For 2007, using data from national surveys, the Compensation Committee determined that the typical merit increase percentage for executive base salaries should be in the 3% to 10% range, excluding salary adjustments for promotions. Therefore, the merit increases for executives were targeted to be within that range.
During 2007, the base salary for the Chairman of the Board was adjusted to be more in line with his duties and responsibilities and the compensation relationship to the President and Chief Executive Officer. Longnecker and Associates also analyzed the competitive market for the Chairman of the Board position to help the Compensation Committee determine the appropriate compensation level. The following table shows the increases in base salaries that were approved for 2007 compared to the approved salaries for 2006:
EXECUTIVE OFFICERS BASE SALARY ADJUSTMENTS

	2006	2007
Named Executive Officer	Base Salary	Base Salary	Increase
Joseph Rotunda	$635,000	$700,000	10.2%
Sterling Brinkley	522,500	625,000	19.6%
Daniel Tonissen	305,000	323,000	5.9%
Robert Kasenter	225,000	240,000	6.7%
Eric Fosse	195,000	207,000	6.2%
Short Term Incentive Compensation:
The named executives, as well as other key executives, are eligible to participate in our annual Incentive Compensation Plan. Our Incentive Compensation Plan has four primary objectives:
1.	Provide an incentive for individuals to achieve periodic financial goals tied to the company’s strategic plans and departmental, corporate and personal objectives;

2.	Attract, retain and motivate top-quality executives who can add significant value;

3.	Create an incentive compensation opportunity that is an integral part of the executive’s total compensation program; and

4.	Reward participants’ contributions to the achievement of our business results.
The Incentive Compensation Plan provides each participant an opportunity to receive an annual incentive cash bonus based on our financial performance as a company and the participant’s personal performance during the fiscal year. The Compensation Committee approves the participants to be included in the Incentive Compensation Plan and the level of participation for each participant. The Board of Directors approves the company financial objectives.
The key terms of the Incentive Compensation Plan and the criteria for awarding bonuses under the plan for a fiscal year are:
•	Each participant’s target bonus is determined as a percentage of base pay. Each participant has a company financial objective and/or personal objective discussed below. The percentages vary by position.

•	Our company financial objective during fiscal 2007 was measured by net income. The Compensation Committee may elect to adjust the company financial objective for any special items, charges or credits pursuant to the terms of the Incentive Compensation Plan, but no such adjustments were made in 2007. The company financial objective payout ranges from 0% to 150% of the company financial objective target bonus for each participant depending on the level of net income achieved, as shown in the table below.

•	The participant’s personal objective may include personal financial or non-financial objectives intended to enhance and support our strategic initiatives. The personal objective payout ranges from 0% to a maximum of 100% of the personal objective target bonus for each participant. No personal objective payout is allowed unless our net income is at least the minimum net income shown below.
For fiscal 2007, the Compensation Committee approved the following company financial objectives (in millions):

	Minimum	Target	Stretch
Net income	$32.6	$36.3	$40.0
Percent increase from fiscal 2006 actual net income	11%	24%	37%
Award potential for company financial objective	50%	100%	150%
All participants in the Incentive Compensation Plan are assigned a weighting between the overall company financial objective and their personal objectives for determining their individual incentive award. The company financial objective is weighted more heavily for more senior positions. The table below shows the target bonus and objective weighting for the named executive officers. The Chairman of the Board was not a participant in the 2007 Incentive Compensation Plan but was added to the fiscal 2008 plan with a target bonus of 50% of his base salary.
EXECUTIVE OFFICER SHORT TERM INCENTIVE PLAN OBJECTIVES

	Target Bonus as	Company Financial	Personal
Named Executive Officer	Percent of Base	Objective	Objective
Joseph Rotunda	100%	100%	—
Sterling Brinkley	N/A	N/A	N/A
Daniel Tonissen	50%	40%	10%
Robert Kasenter	50%	40%	10%
Eric Fosse	40%	25%	15%
All incentive awards are subject to the review and approval of the Compensation Committee and may be adjusted if the Compensation Committee feels that the award does not reflect the contribution of the participant.
In November 2007, the Compensation Committee determined the company achieved the fiscal 2007 company financial objective, leading to a 100% payout of the target bonus for the company financial objective. The Compensation Committee also approved the total short-term incentive payment due each named executive. As a result, each of the named executive officers received in November 2007 the amounts reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
Long Term Compensation:
All of our executives, including the named executives, are eligible to receive stock awards in the form of stock options or restricted share awards from the EZCORP, Inc. 2006 Incentive Plan. Participation in the long-term incentive plan is based on the following criteria:
1.	Analysis of competitive information for comparable positions;

2.	Evaluation of the value added to the company by hiring or retaining specific executives; and

3.	Each executive’s long-term potential contributions to our company.
The EZCORP, Inc. 2006 Incentive Plan permits the issuance of up to 2,250,000 shares of our Class A Non-voting Common Stock, of which no more than 1,050,000 shares may be issued to any individual in one fiscal year. Awards may be in the form of incentive and nonstatutory options, restricted stock awards and stock appreciation rights. A committee composed of independent directors administers the plan, except that the full Board serves as the committee for awards to independent members of the Board.
Although awards of share-based compensation may be awarded at any time as determined by the committee, they are generally awarded on the first business day of our fiscal year or on the hire date of an executive or other key personnel. Options have historically been awarded at or above the closing market price on the date of award.
The Compensation Committee’s philosophy on long-term compensation is that equity-based compensation is an effective method to align the interests of shareholders and management and focus management’s attention on long-term results. Participation in equity-based compensation plans must also consider the impact the participant can have on our overall performance, strategic direction, financial results and creating shareholder value. Therefore, equity awards are primarily based upon the participant’s position in the organization, competitive necessity and the individual’s performance.
The Compensation Committee also believes that cliff vesting of shares after multiple years provides participants with increased incentive to maintain performance levels over a longer period and provides a retention vehicle. Most equity awards have vesting schedules over several years to promote the long-term performance and retention of the recipient. Some of these awards also have specific performance criteria for vesting.
In October 2006, 1,692,000 shares of restricted stock were awarded to our named executive officers, with vesting periods ranging from four to ten years. The date for each award was October 2, 2006, which was the first business day of our 2007 fiscal year. (See Outstanding Equity Awards.)
The vesting requirements on the October 2006 restricted stock awards to the Chairman and the President and Chief Executive Officer were structured differently than most awards to reflect the different circumstances. The Compensation Committee determined that the awards to these executives should have bi-annual vesting of a portion of the awards and a longer overall vesting term of ten years to provide an on-going retention vehicle. The awards were also structured to provide for an orderly succession plan for these key executives in order to ensure strong management continuity. In addition, the awards include non-compete, non-solicitation and employment continuity clauses. More details of these awards are found in the footnotes of the Outstanding Equity Awards table.
Retirement and Other Benefits:
Supplemental Executive Retirement Plan
We encourage all associates to participate in their retirement planning by providing an opportunity to participate in our 401(k) plan. This pre-tax savings plan allows individuals to have pre-tax amounts withheld from their pay and provides a 25% match in the form of EZCORP stock up to 6% of their salary, based on participation at that level. Participants’ contributions are invested in various fund options that are selected by the individual. Participants are immediately vested in their contributions, and the company matching contributions vest over the first five years of employment, and are fully vested for participants who have five or more years of service. Participants are prohibited from investing their contributions in EZCORP stock.
The federal tax code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these regulations on retirement savings, and to encourage retention of key officers, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan. Company contributions to the Supplemental Executive Retirement Plan are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year.
All Supplemental Executive Retirement Plan funds have a vesting schedule in order to provide an additional retention tool for the participants. Generally, the funds vest over three years from the grant date, with one-third vesting each year. All of a participant’s Supplemental Executive Retirement Plan funds from all grants vest 100% in the event of his or her death, disability or the termination of the plan due to a change in control of the company. In addition, the Supplemental Executive Retirement Plan funds are 100% vested when a participant attains his or her normal retirement age (60 years old and five years of active service) while actively employed by us.
For purposes of determining the appropriate company contributions to the Supplemental Executive Retirement Plan, it has been designed to provide a potential replacement value of 10%-20% of final pay for each participant, assuming that the individual remains with us and participates in the Supplemental Executive Retirement Plan for twenty years. Using an assumption that the executive’s salary and investments will grow 5% annually, the Supplemental Executive Retirement Plan balance is estimated to fund the purchase of a single-life annuity at age 65 that will have a replacement value of the 10%-20% goal stated above.
Based upon the income to be replaced and position levels, we make the following annual contribution for each participant:

Chairman of the Board,
President and CEO,
& Senior Vice Presidents	9% of (base + target bonus)

Vice Presidents	4% of (base + target bonus)
In fiscal 2007, the Supplemental Executive Retirement Plan had nine participants. The table below shows the Supplemental Executive Retirement Plan awards for the named executive officers.
EXECUTIVE OFFICERS’ 2007
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AWARDS

Named Executive Officer	SERP Award
Joseph Rotunda	$126,000
Sterling Brinkley	56,250
Daniel Tonissen	43,600
Robert Kasenter	32,400
Eric Fosse	11,600
In the event of a participant’s termination without cause, disability, death or termination of the Supplemental Executive Retirement Plan due to a change in control, the funds are paid to the participant (or his or her beneficiary, guardian or estate) in a single lump sum of the total vested company contribution, adjusted for investment results. All Supplemental Executive Retirement Plan funds, regardless of their vesting status, are forfeited if the participant is terminated for cause.
A participant may not withdraw any portion of his or her Supplemental Executive Retirement Plan account while still employed by EZCORP unless in the sole opinion of management the participant has an unforeseeable emergency that is defined as a severe financial hardship to the participant resulting from an illness or accident of the participant, the participant’s spouse or a dependent, the loss of the participant’s property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the participant’s control.
Other Perquisites
We provide additional perquisite plans to senior executives in the area of health care supplements, automobile allowances and club membership. These plans are determined to be competitive with executive plans within the peer group of companies.
Costs of the personal benefits described above for the named executive officers for the year ended September 30, 2007 are included in the All Other Compensation column of the Summary Compensation Table and the notes to that table.
Severance Plans and Employment Agreements
Mr. Rotunda’s written compensation agreement specifies certain payments to be made upon his death, disability, or termination without cause. Upon the occurrence of any of those events, a severance payment will be paid within 30 days of such event. Mr. Rotunda’s severance payment will be one year of base salary, one year of short term incentive compensation determined as of the termination date, one year of car allowance, and a prorated portion of the incentive compensation award for the period he was actively employed during the fiscal year of termination. In addition, we will make all health care COBRA payments for the same period, grossed up for taxes.
Mr. Rotunda’s compensation agreement also provides that in the event of a change in control of the company, defined as a sale by Phillip Ean Cohen of a majority of the Class B Voting Common Stock, Mr. Rotunda will receive a bonus of 200% of his annual compensation within 30 days of such event. For purposes of this payment, annual compensation is defined as one year of base salary, one year of short term incentive compensation determined as of the termination date and one year of car allowance. In addition, all vesting requirements for any benefit or instrument shall be fully satisfied. If his employment is terminated within six months of a change in control, other than for cause, he will also receive the termination without cause payments described above.
The October 2006 restricted stock awards to the Chairman of the Board and the President and Chief Executive Officer contain provisions for accelerated vesting of some of the shares if certain conditions occur that affect their positions and/or responsibilities.
The October 2006 restricted stock awards to the Chairman of the Board and the President and Chief Executive Officer provide for immediate vesting of all unvested shares to the effected individual in the event of one of the following:
1.	The failure of the individual to be re-elected to his current position;

2.	His termination without cause.
In addition, each would have a partial acceleration of shares in the event of his death or disability, as described in Notes 2 and 3 to the Outstanding Equity Awards at September 30, 2007 table below. EZCORP is the beneficiary of “Key Man” life and disability insurance policies for the Chairman of the Board and the President and Chief Executive Officer designed to approximately offset the additional expense that would be recognized if vesting were accelerated upon death or disability.
In the event of any of the following events happening to the Chairman of the Board or the President and Chief Executive Officer, the effected individual would forfeit the rights to all unvested shares in these awards:
1.	Termination for cause as defined in the Award Agreement.

2.	Voluntary termination of employment except if by mutual written agreement of the effected individual and the company.

3.	Violation of the Proprietary Information or Non-Competition sections of the Award Agreement.
The table below presents the compensation that would have been payable to the President and Chief Executive Officer and the Chairman of the Board upon death or disability, assuming either event occurred during September 2007:

				Supplemental
				Executive
		Incentive	Award date value of	Retirement
		Compensation	accelerated vesting of	Plan balance	Auto
Name	Salary ($)	($) (a)	restricted stock ($)	($) (b)	Allowance ($)
Joseph L. Rotunda	700,000	1,400,000	4,057,400	231,542	26,654
Sterling B. Brinkley	—	—	2,619,000	159,107	—

(a)	One half of the incentive compensation amount above was fully earned by September 30, 2007, but was not yet paid at year-end and is not prorated, as the year was complete. This is the same amount as shown under Non-Equity Incentive Plan Compensation in the Summary Compensation Table below, and would not be paid in addition to that amount but in lieu of it in the case of death or disability.

(b)	We have already funded these amounts to the Supplemental Executive Retirement Plan, and the Supplemental Executive Retirement Plan would pay these amounts to the named executive.
The table below presents the compensation that would have been payable to the President and Chief Executive Officer upon a termination without cause, assuming that the event occurred during September 2007:

Supplemental
		Incentive	Award date value of	Executive
		Compensation	accelerated vesting of	Retirement	Auto
Name	Salary ($)	($)	restricted stock ($)	Plan balance	Allowance ($)
Joseph L. Rotunda	700,000	1,400,000	12,612,799	231,542	26,654
The table below presents the compensation payable to the President and Chief Executive Officer as a bonus upon a change in control of the company, as defined, as if the change in control occurred on September 30, 2007:

		Incentive	Award date value of
		Compensation	accelerated vesting of	Auto
Name	Salary ($)	($)	restricted stock ($)	Allowance ($)
Joseph L. Rotunda	1,400,000	1,400,000	12,612,799	53,308

No other employee has any contractual right to any base salary, incentive, or stock-based compensation payments upon termination, nor are there any other compensation or employment agreements.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee is an officer or employee of EZCORP. None of our executive officers serves or has served on a board of directors or compensation committee of any other company that had a member of our Board as an executive officer. There are no interlocks or insider participation among the Compensation Committee members and our executive officers.
Compensation Committee Report
The Compensation Committee has reviewed this Compensation Discussion and Analysis and has discussed it with management. Based on its review and discussion with management, the Compensation Committee has recommended to the Board that this report be included in this annual report.
The EZCORP Compensation Committee members:
Richard D. Sage
Richard M. Edwards
Thomas C. Roberts

Compensation Tables & Footnotes
The table below summarizes the total compensation paid or earned by each named executive officer in the year ended September 30, 2007:
Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation ($)	Total
Position	Year	($) (1)	($)	($) (2)	($) (3)	($) (4)	($)	(5)	($)
Joseph L. Rotunda, President and Chief Executive Officer	2007	697,500	—	1,288,994	—	700,000	24,070	44,823	2,755,387

Sterling B. Brinkley, Chairman of the Board	2007	621,058	—	867,029	254,964	—	23,241	43,200	1,809,492

Daniel N. Tonissen, Senior Vice President, Chief Financial Officer	2007	322,308	—	96,402	144,493	161,500	13,843	22,838	761,384

Robert Kasenter, Senior Vice President, Administration	2007	239,423	—	96,402	87,128	110,400	10,563	21,529	565,445

Eric Fosse, President - EZMONEY Operations	2007	208,750	—	40,667	25,755	73,873	2,333	3,689	355,067

(1)	Portions of the amounts in this column have been deferred under the 401(k) plan.

(2)	Amounts in the Stock Awards column reflect the dollar amount we have recognized for financial reporting purposes (excluding estimated forfeitures) for the year ended September 30, 2007, in accordance with SFAS No. 123(R) of restricted stock awards, including awards granted in and prior to fiscal 2007.

(3)	Amounts in the Option Awards column reflect the dollar amount we have recognized for financial reporting purposes (excluding estimated forfeitures) for the year ended September 30, 2007, in accordance with SFAS No. 123(R) of option awards, including awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in the footnotes to our audited financial statements included in this annual report.

(4)	The amounts in the Non-Equity Incentive Plan Compensation column reflect the cash awards earned in fiscal 2007 and paid in November 2007 under the short-term Incentive Compensation Plan, which is discussed in further detail in the Compensation Discussion and Analysis Section under the heading Short Term Incentive Compensation.

(5)	These amounts consist of Company contributions to each named executive officer’s accounts under the 401(k) plan and the Supplemental Executive Retirement Plan. They also include personal benefits and perquisites. 2007 contributions to the Supplemental Executive Retirement Plan are also reported below in the Nonqualified Deferred Compensation Table. See the All Other Compensation Table for additional information.

Grants of Plan-Based Awards
No named executive officers were entitled to receive estimated future payouts under non-equity or equity incentive plan awards in 2007. The following table provides information about stock awards made to our named executive officers under our share-based plans during the year ended September 30, 2007:

		Stock Awards:
		Number of Shares or	Full Award Fair
Name	Award Date	Stock or Units (#) (1)	Value ($) (2)
Joseph L. Rotunda (3)	10/2/2006	945,000	12,222,000

Sterling B. Brinkley (3)	10/2/2006	675,000	8,730,000

Daniel N. Tonissen (4)	10/2/2006	30,000	388,000

Robert Kasenter (4)	10/2/2006	30,000	388,000

Eric Fosse (5)	10/2/2006	12,000	155,200
(5)	8/6/2007	5,000	55,950

(1)	Represents the number of restricted shares awarded in fiscal 2007.

(2)	Represents the full award date fair value of fiscal 2007 equity awards under SFAS No. 123(R). This is the amount we will expense in our financial statements over the awards’ vesting schedules.

(3)	These shares vest 20% every two years, provided continued employment and the achievement of certain performance targets based on EBITDA growth. Acceleration of vesting may occur on a portion of these shares upon death, disability, or a change in control. See Note 2 in the Outstanding Equity Awards at September 30, 2007 table for a complete vesting description.

(4)	Vesting occurs at the end of four years, provided continued employment and the achievement of certain performance targets based on EBITDA growth. See Note 3 in the Outstanding Equity Awards at September 30, 2007 table for a complete vesting description.

(5)	These shares vest four years after the award date, conditioned on continued service.

Outstanding Equity Awards at September 30, 2007

	Option Awards					Stock Awards
		Number of	Number of				Market Value
		Securities	Securities			Number of Shares	of Shares or
		Underlying	Underlying	Option		or Units of Stock	Units of Stock
		Unexercised	Unexercised	Exercise	Option	That Have Not	That Have
		Options (#)	Options (#)	Price	Expiration	Vested	Not Vested
Name	Award Date	Exercisable	Unexercisable	($) / share	Date	(#)	($)
Joseph L. Rotunda	(1)1/15/2004					120,000	1,616,400
	(2)10/2/2006					945,000	12,729,150

Sterling B. Brinkley	(3)11/5/1998	—	1,050,000	3.33	11/5/2008
	(2)10/2/2006					675,000	9,092,250

Daniel N. Tonissen	(3)11/5/1998	—	300,000	3.33	11/5/2008
	(4)1/15/2004	—	120,000	3.26	1/14/2014
	(5)10/2/2006					30,000	404,100

Robert Kasenter	(6)7/14/2003	15,000	15,000	1.41	7/14/2013
	(4)1/15/2004	—	120,000	3.26	1/14/2014
	(5)10/2/2006					30,000	404,100

Eric Fosse	(6)9/27/2004	12,000	24,000	2.89	9/27/2014
	(7)10/2/2006					12,000	161,640
	(7)8/6/2007					5,000	67,350

(1)	On January 15, 2004, Mr. Rotunda was awarded 180,000 shares of restricted Class A Common Stock with a fair value of $0.6 million on that date. We also agreed to reimburse Mr. Rotunda for the income tax consequences of the award. The restriction requires Mr. Rotunda to remain in our employ until January 1, 2009 when any unvested shares will vest. The shares are subject to earlier vesting based upon pre-specified minimum new store openings and net income criteria. 60,000 shares vested on January 15, 2005 based on the achievement of certain of those objectives.

(2)	20% vests every two years for 10 years with the achievement of certain performance criteria, as follows:

Average EBITDA for fiscal years 2007-2008 is at least 5% greater than the actual EBITDA for fiscal year 2006.

Average EBITDA for fiscal years 2009-2010 is at least 10% greater than the actual EBITDA for fiscal year 2006.

Average EBITDA for fiscal years 2011-2012 is at least 15% greater than the actual EBITDA for fiscal year 2006.

Average EBITDA for fiscal years 2013-2014 is at least 20% greater than the actual EBITDA for fiscal year 2006.

Average EBITDA for fiscal years 2015-2016 is at least 25% greater than the actual EBITDA for fiscal year 2006.

EBITDA is a non-GAAP figure calculated as earnings before interest, taxes, depreciation, amortization, and gain/loss on sale/disposal of assets. For comparability between periods, the calculation of EBITDA for this purpose is based on the accounting principles used in fiscal 2006 and excludes all extraordinary items as defined by U.S. GAAP. If the performance criteria above are not met in any vesting period, the unvested shares will be added to the subsequent vesting date and will vest at the end of the subsequent vesting date provided the performance criteria for that subsequent vesting date are met. In the event that the performance criteria for vesting are not achieved for any applicable vesting date by the end of our fiscal year ending September 30, 2016, all unvested shares will be forfeited and canceled.

Upon death or disability, vesting will immediately occur on a portion of the unvested shares calculated as follows: 10% of the originally granted shares times the number of full or partial years of service since award, plus 20% of the originally awarded shares, less the number of shares previously vested. No more than the total shares awarded under this award may vest.

(3)	Vesting occurs October 6, 2008. If any of these options fail to qualify as incentive options under the Internal Revenue Code, we must pay a bonus to each optionee at the time and in the amount of any resulting tax savings realized by EZCORP.

(4)	Five year cliff vest. Subject to earlier vesting based upon pre-specified minimum new store openings and net income criteria. One third of each grant vested on January 15, 2005 based on the achievement of certain of those objectives. The earlier vesting criteria were not met for the remaining two thirds, which will vest January 1, 2009.

(5)	Vesting occurs at the end of four years, assuming the average annual EBITDA for fiscal years 2007 through 2010 is at least 10% greater than the actual EBITDA for fiscal 2006. In the event the EBITDA performance requirement for vesting is not achieved, all unvested shares will be forfeited and canceled. EBITDA is a non-GAAP figured as described in note (2) above.

Upon death or disability, vesting will immediately occur on 25% of the originally awarded shares times the number of full or partial years of service since award.

(6)	20% vests each year for five years.

(7)	Four year cliff vest.
Pension Benefits
The following table shows pension benefits earned by the named executive officers in 2007. No pension plan payments were made to the named executive officers in 2007.

		Number of Years Credited	Present Value of
Name	Plan Name	Service (#)	Accumulated Benefit ($)
Joseph L. Rotunda	Supplemental Executive Retirement Plan	7.6	231,542

Sterling B. Brinkley	Supplemental Executive Retirement Plan	16.7	159,107

Daniel N. Tonissen	Supplemental Executive Retirement Plan	13.1	90,028

Robert Kasenter	Supplemental Executive Retirement Plan	4.2	75,788

Eric Fosse	Supplemental Executive Retirement Plan	3.0	22,398
Option Exercises and Stock Vested in Fiscal 2007
No stock awards vested in fiscal 2007. The following table shows the number and value of stock acquired on exercise of options in 2007:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Joseph L. Rotunda	—	—

Sterling B. Brinkley	300,000	4,261,558

Daniel N. Tonissen	267,000	3,874,670

Robert Kasenter	—	—

Eric Fosse	—	—

All Other Compensation
The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

				Company
			Value of Supplemental	Contributions to
		Other Benefits	Life Insurance	Defined Contribution
Name	Year	($) (1)	Premiums ($) (2)	Plans ($)	Total ($)
Joseph L. Rotunda	2007	40,424	3,600	799	44,823

Sterling B. Brinkley	2007	39,600	3,600	—	43,200

Daniel N. Tonissen	2007	18,000	3,488	1,350	22,838

Robert Kasenter	2007	18,000	2,592	937	21,529

Eric Fosse	2007	—	2,236	1,453	3,689

(1)	See Other Benefits Table for additional information.

(2)	Represents taxable group life insurance premiums paid on behalf of the named executives. The benefit provides Life and Accidental Death and Dismemberment coverage at 3 times the named executive’s annual salary up to a maximum of $1 million.
Other Benefits Table for 2007
The following table describes other benefits and our cost in providing them. The total amount of these other benefits is included above in the All Other Compensation Table for each named executive officer.

		Automobile Allowance and
	County Club	Associated
Name	Dues ($)	Expenses ($)	Total ($)
Joseph L. Rotunda	13,770	26,654	40,424

Sterling B. Brinkley	13,200	26,400	39,600

Daniel N. Tonissen	—	18,000	18,000

Robert Kasenter	—	18,000	18,000

Eric Fosse	—	—	—

Non-qualified Deferred Compensation Table for 2007
The following table presents data regarding our Supplemental Executive Retirement Plan, which is our only non-qualified deferred compensation plan. Information regarding this plan is also presented in the Pension Benefits table above. No contributions were made by named executive officers, and no withdrawals or distributions were made to them in 2007.

	Registrant	Aggregate	Aggregate
	Contributions in	Earnings in	Balance at
Name	Last FY ($)	Last FY ($)	Last FYE ($)
Joseph L. Rotunda	126,000	24,070	231,542

Sterling B. Brinkley	54,426	23,241	159,107

Daniel N. Tonissen	43,600	13,843	90,028

Robert Kasenter	32,400	10,563	75,788

Eric Fosse	11,600	2,333	22,398
Director Compensation
The following table presents the compensation paid to our non-employee directors in fiscal 2007:

	Fees Earned or	Option Awards
Name	Paid in Cash ($)	($) (1)	Total ($)
Richard M. Edwards	20,000	2,745	22,745

Gary Matzner	60,000	69,227	129,227

Thomas C. Roberts	70,000	68,124	138,124

Richard D. Sage	67,000	69,290	136,290

(1)	The amounts in the Option Awards column reflect the dollar amount we have recognized for financial statement reporting purposes (excluding estimated forfeitures) for the year ended September 30, 2007, in accordance with SFAS No. 123(R) of stock option awards, including awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in the footnotes to our audited financial statements included in this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Management and Principal Stockholders
Phillip Ean Cohen indirectly controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership (“MS Pawn”), which owns 100% of our Class B Voting Common Stock. The table below presents information regarding the beneficial ownership of our Common Stock as of October 31, 2007 for (i) each of our current directors, (ii) each of the named executive officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of our voting securities, and (iv) all current officers and directors as a group.

	Class A Non-Voting				Class B Voting
Name and Address of the	Common Stock				Common Stock		Voting
Beneficial Owners (a)	Number		Percent		Number	Percent	Percent
MS Pawn Limited Partnership (b) (g)	2,998,548	(h)	7.25	%(h)	2,982,393	100%	100%
MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746

Sterling B. Brinkley (c)	410,810		1.07%		—	—	—
9 Morgan Lane Locust Valley, New York 11560

Joseph L. Rotunda (d)	525,589		1.37%		—	—	—
1901 Capital Parkway Austin, TX 78746

Dan N. Tonissen (e)	202,092		0.53%		—	—	—
1901 Capital Parkway Austin, Texas 78746

Gary C. Matzner (k)	24,000		0.06%		—	—	—
2601 S. Bayshore Dr. Miami, Florida 33133

Thomas C. Roberts (m)	45,000		0.12%		—	—	—
1901 Capital Parkway Austin, Texas 78746

Richard D. Sage (l)	25,493		0.07%		—	—	—
13636 Deering Bay Drive Coral Gables, Florida 33158

Richard M. Edwards (n)	—		0.00%		—	—	—
1901 Capital Parkway Austin, Texas 78746

Robert A. Kasenter (i)	15,188		0.04%		—	—	—
1901 Capital Parkway Austin, Texas 78746

Eric Fosse (j)	12,117		0.03%		—	—	—
1901 Capital Parkway Austin, Texas 78746

All officers and directors as a group (b) (f)	1,573,146		4.06%		—	—	—

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

(c)
Includes warrants to acquire 3,573 shares of Class A Common Stock at $2.06 per share. Does not include options to acquire 1,050,000 shares of Class A Common Stock at $3.33 per share, none of which are currently exercisable. Does not include 675,000 shares of restricted stock.

(d)	Does not include 1,065,000 shares of restricted stock.

(e)
Does not include options to acquire 300,000 shares of Class A Common Stock at $3.33 per share and 120,000 shares of Class A Common Stock at $3.26 per share, none of which are currently exercisable. Does not include 30,000 shares of restricted stock.

(f)
Includes 13 persons’ options to acquire 396,400 shares of Class A Common Stock at prices ranging from $0.67 to $12.60 per share and warrants to acquire 3,666 shares of Class A Common Stock at $2.06 per share.

(g)
Includes warrants for 12,279 shares of Class A Common Stock, warrants for 12,222 shares of Class B Common Stock held by MS Pawn, and warrants for 3,876 shares of Class A Common Stock held by Mr. Cohen.

(h)	The number of shares and percentage reflect Class A Common Stock and warrants, inclusive of Class B Common Stock and warrants, which are convertible to Class A Common Stock.

(i)
Includes options to acquire 15,000 shares of Class A Common Stock at $1.41 per share. Does not include options to acquire 15,000 shares of Class A Common Stock at $1.41 per share or 120,000 shares of Class A Common Stock at $3.26 per share, none of which are currently exercisable. Does not include 30,000 shares of restricted stock.

(j)
Includes options to acquire 12,000 shares of Class A Common Stock at $2.89 per share. Does not include options to acquire 24,000 shares of Class A Common Stock at $2.89 per share that are not currently exercisable. Does not include 17,000 shares of restricted stock.

(k)	Includes options to acquire 3,600 shares of Class A Common Stock at $0.86 per share and 15,000 shares of Class A Common Stock at $12.60 per share

(l)
Includes options to acquire 1,800 shares of Class A Common Stock at $0.67 per share, 3,600 shares of Class A Common Stock at $0.86 per share, 5,000 shares of Class A Common Stock at $5.35 per share, 15,000 shares of Class A Common Stock at $12.60 per share and warrants to acquire 93 shares of Class A Common Stock at $2.06 per share.

(m)	Includes options to acquire 15,000 shares of Class A Common Stock at $5.35 per share and 15,000 shares of Class A Common Stock at $12.60 per share.

(n)	Does not include options to acquire 1,666 shares of Class A Common Stock at $15.05 per share, none of which are currently exercisable.

Item 13. Certain Relationships and Related Transactions
In fiscal 2005 through fiscal 2007, we had a financial advisory services agreement with Madison Park, L.L.C., an affiliate of the controlling stockholder. The agreement required Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury and other advisory services for a monthly fee of $100,000, inclusive of most expenses. The Madison Park agreement had a three-year term that expired September 30, 2007. Prior to entering the agreement with Madison Park, our Audit Committee obtained a fairness opinion from a qualified, independent financial advisory firm. The fairness opinion supported the fees for the services to be rendered based on the terms of the agreement and our strategic plan. In fiscal 2006 and 2007, total payments to Madison Park amounted to $1,200,000 annually.
Effective October 1, 2007, we entered a new financial advisory services agreement with Madison Park with a one-year term expiring September 30, 2008. Either party may terminate the agreement at any time on thirty days written notice. The agreement requires Madison Park to provide advice on our business and long-term strategic plan including, but not limited to, acquisitions and strategic alliances, operating and strategic objectives, investor relations, relations with investment bankers and other members of the financial services industry, international business development and strategic investment opportunities, and financial matters. The monthly fee for the services is $150,000. Philip E. Cohen is a principal in Madison Park and the general partner of the controlling stockholder. Prior to approving the agreement, the Board of Directors appointed a special committee comprised of its four independent members to review our relationship with Madison Park. This included a review of the advisory services provided by Madison Park during fiscal 2005 through 2007, a determination whether to continue utilizing Madison Park’s services, and a determination whether to enter into a new advisory services agreement with Madison Park. The independent directors were authorized to retain consultants and to review, negotiate, and approve the contractual terms of any agreement. As part of the review, the independent directors retained a qualified, independent financial advisory firm to evaluate the agreement and render a fairness opinion, from a financial point of view, of the fee to be paid to Madison Park relative to the reasonable market rates for the services contemplated in the agreement. Based on the independent directors’ findings and conclusions, they elected to negotiate and approve the terms of the agreement.
In October 1994, the Board of Directors approved an agreement that provided incentive compensation to the Chairman, Sterling Brinkley, based on growth in the share price of our Class A Common Stock. Mr. Brinkley was advanced $1.5 million evidenced by a recourse promissory note, due in 2005 and bearing interest at the minimum rate allowable for federal income tax purposes (2.33% for fiscal 2005). Accrued interest was forgiven based upon continued employment, and we were required to reimburse Mr. Brinkley for the income tax consequences of the interest forgiveness. Charges to operations consist of forgiveness of interest and related income tax costs and totaled approximately $60,000 for the year ended September 30, 2005. Mr. Brinkley repaid his note in full in September 2005.

Item 14. Principal Accounting Fees and Services
Fees for professional services provided by BDO Seidman, LLP during the years ended September 30, 2006 and 2007 are:

	Years Ended September 30,
	2006	2007
Audit fees:
Audit of financial statements	$207,356	$218,468
Audit pursuant to section 404 of the Sarbanes-Oxley Act	259,831	230,576
Quarterly reviews and other audit fees	68,522	77,479

Total audit fees	535,709	526,523

Audit related fees	15,862	16,591
Tax fees	—	—
All other fees	—	8,264

Total fees for services	$551,571	$551,378

At September 30, 2006, we estimated the total costs expected for our financial statement and section 404 audits for the above disclosure, as total billings had not yet been received by the time we filed our 2006 annual report. Included in the 2007 figures above is $2,468 related to the 2006 audit of financial statements and $24,000 related to the 2006 section 404 audit. Also included in the 2007 figures is our estimated total cost for the 2007 audits, as final billings have not yet been received for those audits.
Audit related fees consist of fees for the audit of our 401(k) retirement savings plan.
The Audit Committee of our Board of Directors has adopted a policy of pre-approving all fees to be paid to our independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO Seidman, LLP, as appropriate, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	The following consolidated financial statements of EZCORP, Inc. and subsidiaries are included in Item 8:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2006 and 2007

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2007

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2007

Notes to Consolidated Financial Statements.

(2)	The following Financial Statement Schedule is included herein:

Schedule II-Valuation Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3)	Listing of Exhibits (see Exhibit Index immediately following the signature page)

EZCORP, INC. AND SUBSIDIARIES
Schedule II — Valuation Accounts
(In millions)

	Balance at	Additions			Balance
	Beginning	Charged to	Charged to		at End
Description	of Period	Expense	Other Accts	Deductions	of Period
Allowance for valuation of inventory:
Year ended September 30, 2005	$1.5	$0.4	$—	$—	$1.9

Year ended September 30, 2006	$1.9	$0.9	$—	$—	$2.8

Year ended September 30, 2007	$2.8	$1.0	$—	$—	$3.8

Allowance for uncollectible pawn service charges receivable:
Year ended September 30, 2005	$7.0	$0.6	$—	$—	$7.6

Year ended September 30, 2006	$7.6	$—	$—	$2.9	$4.7

Year ended September 30, 2007	$4.7	$0.1	$—	$—	$4.8

Allowance for losses on payday loans:
Year ended September 30, 2005	$0.5	$6.6	$—	$7.0	$0.1

Year ended September 30, 2006	$0.1	$2.3	$—	$2.2	$0.2

Year ended September 30, 2007	$0.2	$5.4	$—	$5.3	$0.3

Allowance for valuation of deferred tax assets:
Year ended September 30, 2005	$—	$—	$—	$—	$—

Year ended September 30, 2006	$—	$0.4	$—	$—	$0.4

Year ended September 30, 2007	$0.4	$—	$—	$—	$0.4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EZCORP, Inc.
December 13, 2007

By: /s/ Joseph L. Rotunda
(Joseph L. Rotunda)
(President, Chief Executive Officer & Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling B. Brinkley	Chairman of the Board	December 13, 2007
Sterling B. Brinkley

/s/ Joseph L. Rotunda	President, Chief Executive	December 13, 2007
Joseph L. Rotunda	Officer & Director (Principal Executive Officer)

/s/ Dan N. Tonissen	Senior Vice President, Chief	December 13, 2007
Dan N. Tonissen	Financial Officer, Assistant Secretary & Director (Principal Financial and Accounting Officer)

/s/ Gary C. Matzner	Director	December 13, 2007
Gary C. Matzner

/s/ Richard D. Sage	Director	December 13, 2007
Richard D. Sage

/s/ Thomas C. Roberts	Director	December 13, 2007
Thomas Roberts

/s/ Richard M. Edwards	Director	December 13, 2007
Richard M. Edwards

EXHIBIT INDEX

Incorporated by
Number	Description	Reference to

3.1	Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

3.1A	Certificate of Amendment to Certificate of Incorporation of the Company	Exhibit 3.1A to the Registration Statement on Form S-1 effective July 15, 1996 (File No. 33-41317)

3.1B	Amended Certificate of Incorporation of the Company *	Exhibit 3.1B to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 (File No. 0-19424)

3.2	Bylaws of the Company.	Exhibit 3.2 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

3.3	Amendment to the Bylaws.	Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-19424)

3.4	Amendment to the Certificate of Incorporation of the Company.	Exhibit 3.4 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 0-19424)

3.5	Amendment to the Certificate of Incorporation of the Company	Exhibit 3.5 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 0-19424)

3.6	Amendment to the Certificate of Incorporation of the Company	Exhibit 3.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-19424)

4.1	Specimen of Class A Non-voting Common Stock certificate of the Company.	Exhibit 4.1 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.1	401(k) Plan.	Exhibit 10.38 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.2	Section 125 Cafeteria Plan.	Exhibit 10.39 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

Incorporated by
Number	Description	Reference to

10.3	Agreement Regarding Reservation of Shares	Exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-19424)

10.4	EZCORP Supplemental Executive Retirement Plan effective December 1, 2005	Exhibit 10.94 to Registrant’s Current Report on Form 8-K dated November 28, 2005 (File No. 0-19424)

10.5	EZCORP Fiscal Year 2006 Incentive Compensation Plan	Exhibit 10.96 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-19424)

10.6	Credit Services and Loan Administration Agreement dated April 11, 2006 between Texas EZPAWN, L.P. and NCP Finance Limited Partnership	Exhibit 10.97 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.7	Guaranty dated April 11, 2006 from EZCORP, Inc to NCP Finance Limited Partnership	Exhibit 10.98 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.8	Credit Services Organization and Lender Agreement dated April 12, 2006 between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P.	Exhibit 10.99 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.9	Credit Services Organization and Lender Agreement dated November 9, 2005 between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P.	Exhibit 10.100 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.10	Credit Services Organization and Lender Agreement dated November 30, 2005 between Texas EZPAWN Florida, L.P. and Integrity Florida Funding, L.P.	Exhibit 10.101 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.11	Fourth Amended and Restated Credit Agreement between the Company and Wells Fargo Bank Texas, N.A., as the Agent and Issuing Bank, re: $40 million credit facility	Exhibit 10.102 to Registrant’s Current Report on Form 8-K dated October 13, 2006 (File No. 0-19424)

10.12	EZCORP Fiscal Year 2007 Incentive Compensation Plan	Exhibit 10.103 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 (File No. 0-19424)

10.13	EZCORP, Inc. 2006 Incentive Plan.	Exhibit 10.104 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 (File No. 0-19424)

Incorporated by
Number	Description	Reference to

10.14	EZCORP Fiscal Year 2008 Incentive Compensation Plan. *	N/A

21.1	Subsidiaries of Registrant.*	N/A

23.1	Consent of Independent Registered Public Accounting Firm.*	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	N/A

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	N/A

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	N/A

99.1	Charter of the Audit Committee of the Board of Directors of EZCORP, Inc. dated November 8, 2005	Exhibit 10.95 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-19424)

*	Filed herewith.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.