Form 10-Q
period 2007-12-31
EZCORP INC
filed 2008-02-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007	Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2540145 (I.R.S. Employer Identification No.)
1901 Capital Parkway
Austin, Texas 78746
(Address of principal executive offices)
Registrant’s telephone number: (512) 314-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Accelerated filer ☐ Smaller reporting company
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
As of December 31, 2007, 38,372,610 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	December 31,	December 31,	September 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)

	(In thousands)

Assets:
Current assets:
Cash and cash equivalents	$13,651	$39,964	$22,533
Pawn loans	63,270	47,793	60,742
Payday loans, net	6,169	3,273	4,814
Pawn service charges receivable, net	10,710	8,434	10,113
Signature loan fees receivable, net	7,217	5,141	5,992
Inventory, net	41,788	35,235	37,942
Deferred tax asset, net	9,005	7,150	8,964
Prepaid expenses and other assets	8,121	5,786	6,146

Total current assets	159,931	152,776	157,246

Investment in unconsolidated affiliate	37,294	20,317	35,746
Property and equipment, net	37,308	29,881	33,806
Deferred tax asset, non-current	5,023	3,950	4,765
Goodwill	24,591	768	16,211
Other assets, net	5,089	2,979	3,412

Total assets	$269,236	$210,671	$251,186

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$25,164	$19,689	$25,592
Customer layaway deposits	2,144	2,103	1,988
Federal income taxes payable	9,063	4,305	4,795

Total current liabilities	36,371	26,097	32,375

Deferred gains and other long-term liabilities	3,096	3,158	2,886
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; 5 million shares authorized; none issued and outstanding	—	—	—
Class A Non-voting Common Stock, par value $.01 per share; 50 million shares authorized; 38,399,709 issued and 38,372,610 outstanding at December 31, 2007; 37,636,788 issued and 37,609,689 outstanding at December 31, 2006; 38,363,176 issued and 38,336,077 outstanding at September 30, 2007	384	376	383
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	132,103	125,687	131,098
Cumulative effect of adopting a new accounting principle	(106)	—	—
Retained earnings	94,402	53,734	81,847

	226,813	179,827	213,358
Treasury stock, at cost (27,099 shares)	(35)	(35)	(35)
Accumulated other comprehensive income	2,991	1,624	2,602

Total stockholders’ equity	229,769	181,416	215,925

Total liabilities and stockholders’ equity	$269,236	$210,671	$251,186

See Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues:
Sales	$55,507	$48,980
Pawn service charges	22,908	17,962
Signature loan fees	33,528	24,395
Other	363	350

Total revenues	112,306	91,687

Cost of goods sold	33,541	29,823

Net revenues	78,765	61,864

Operating expenses:
Operations	37,071	31,388
Signature loan bad debt	9,670	6,028
Administrative	9,905	7,527
Depreciation and amortization	2,827	2,298

Total operating expenses	59,473	47,241

Operating income	19,292	14,623

Interest income	(57)	(314)
Interest expense	81	64
Equity in net income of unconsolidated affiliate	(1,047)	(645)
Loss on sale / disposal of assets	162	24

Income before income taxes	20,153	15,494
Income tax expense	7,598	5,733

Net income	$12,555	$9,761

Net income per common share:
Basic	$0.30	$0.24

Diluted	$0.29	$0.23

Weighted average shares outstanding:
Basic	41,339	40,549
Diluted	43,273	43,306
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2007	2006
	(In thousands)
Operating Activities:
Net income	$12,555	$9,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,827	2,298
Payday loan loss provision	2,084	824
Deferred taxes	(259)	(201)
Net loss on sale or disposal of assets	162	24
Share-based compensation	856	750
Income from investment in unconsolidated affiliate	(1,047)	(645)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(1,598)	(961)
Inventory, net	(467)	1
Prepaid expenses, other current assets, and other assets, net	(2,089)	(1,987)
Accounts payable and accrued expenses	(461)	(2,888)
Customer layaway deposits	91	213
Deferred gains and other long-term liabilities	210	(91)
Excess tax benefit from stock-based compensation	(67)	(189)
Federal income taxes	4,229	4,529

Net cash provided by operating activities	17,026	11,438

Investing Activities:
Pawn loans made	(60,251)	(46,803)
Pawn loans repaid	31,049	24,649
Recovery of pawn loan principal through sale of forfeited collateral	27,442	25,045
Payday loans made	(18,437)	(9,468)
Payday loans repaid	14,998	7,814
Additions to property and equipment	(5,500)	(2,738)
Acquisitions, net of cash acquired	(15,344)	—
Investment in unconsolidated affiliate	(15)	—

Net cash used in investing activities	(26,058)	(1,501)

Financing Activities:
Proceeds from exercise of stock options and warrants	83	177
Excess tax benefit from stock-based compensation	67	189
Debt issuance costs	—	(278)

Net cash provided by financing activities	150	88

Change in cash and equivalents	(8,882)	10,025
Cash and equivalents at beginning of period	22,533	29,939

Cash and equivalents at end of period	$13,651	$39,964

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$29,887	$24,665
Foreign currency translation adjustment	$(389)	$(399)
Cumulative effect of adopting a new accounting principle	$106	$—
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2007
Note A: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to an acquired business (described in Note C) and the adoption of a new accounting principle for uncertain tax positions (described in Note K). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period balances have been reclassified to conform to the current presentation.
Our business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2007 (the “current quarter”) are not necessarily indicative of the results of operations for the full fiscal year.
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

CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At December 31, 2007, the allowance for Expected LOC Losses was $1.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $29.2 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
PAYDAY LOAN REVENUE RECOGNITION: We accrue fees on the percentage of payday loans we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Payday loan fee revenue is included in “Signature loan fees” on our statements of operations. Loan terms are generally less than 30 days, averaging about 20 days.
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
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At December 31, 2007, the inventory valuation allowance was $4.1 million, or 8.9% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
INTANGIBLE ASSETS: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1st, or more frequently if events or changes in circumstances indicate that they might be impaired. We recognized no impairment of our intangible assets in the current or prior year quarter. We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method.
PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $87.0 million at December 31, 2007.
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
INCOME TAXES: We calculate the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was unchanged from the prior year quarter at $0.4 million at December 31, 2007.
Effective October 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note K for further discussion and related disclosures.
SHARE-BASED COMPENSATION: We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment.” We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods.
SEGMENTS: We account for our operations in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We manage our business operations and internal reporting as three reportable segments. Prior to October 1, 2007, we had two reportable segments. Effective October 1, 2007, we reorganized as three reportable segments. See Note L for further discussion and separate data for each segment.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about the use of fair value to measure assets and liabilities. We must adopt SFAS No. 157 in our fiscal year ending September 30, 2009. We are currently evaluating the impact, if any, of SFAS No. 157 on our financial position and results of operations. It will not impact our cash flows.
Note C: Acquisitions
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.3 million cash and direct transaction costs. The estimated fair values of the assets acquired and liabilities assumed are preliminary, and may be refined within a year of the acquisition. The purchase price was preliminarily allocated as follows (in thousands):

Current assets:
Pawn loans	$3,230
Pawn service charges receivable, net	224
Inventory, net	940
Deferred tax asset	41
Prepaid expenses and other assets	40

Total current assets	4,475

Property and equipment	800
Non-compete agreement	1,600
Goodwill	8,433
Other assets, net	131

Total assets	$15,439

Liabilities:
Accrued liabilities	$(30)
Customer deposits	(65)

Total liabilities	(95)

Net assets acquired	$15,344

The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations.
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
Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2007	2006
Net income (A)	$12,555	$9,761

Weighted average outstanding shares of common stock (B)	41,339	40,549
Dilutive effect of stock options, warrants, and restricted stock	1,934	2,757

Weighted average common stock and common stock equivalents (C)	43,273	43,306

Basic earnings per share (A/B)	$0.30	$0.24

Diluted earnings per share (A/C)	$0.29	$0.23

Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.
Note E: Investment in Unconsolidated Affiliate
At December 31, 2007, we owned 16,298,875 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 29.95% of A&B’s total outstanding shares. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. A&B files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended December 31, 2007 represents our percentage interest in the estimated results of A&B’s operations from July 1, 2007 to September 30, 2007. On July 12, 2007, A&B acquired 26 locations from a competitor, but has not yet released its results of operations from those recently acquired stores. Included in our estimate of A&B’s results of operations for the quarter ended September 30, 2007 is our estimate of results for the acquired stores based on A&B’s previous public release of the acquired stores’ historical operating profit, an estimate of the additional interest expense arising from A&B’s financing of the acquisition, A&B’s typical income tax rate, and other estimates we feel are reasonable.
Below is summarized financial information for A&B’s most recently reported results (using average exchange rates for the periods indicated):

	Years ended June 30,
	2007	2006
	(in thousands)
Turnover (gross revenues)	$64,064	$52,461
Gross profit	48,061	38,574
Profit after tax (net income)	10,379	8,484

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
In May 2007, the State of Texas filed suit against EZCORP, Inc. and our Texas affiliates in state district court in Bexar County alleging violations of the Texas Identity Theft statute, Deceptive Trade Practices Act, and a provision of the Business and Commerce Code by allegedly failing to safeguard and properly dispose of customers’ sensitive personal information. In late May 2007, we voluntarily entered into an Agreed Temporary Injunction regarding the safeguarding and disposal of the information. We have reviewed and enhanced our information security polices to address the State’s concerns. We are currently in discussions with the State to reach an amicable resolution of this matter, but can give no assurance that an amicable resolution will be reached prior to the October 20, 2008 scheduled jury trial date.
The Florida Office of Financial Regulation has filed an administrative action against us alleging that our Florida CSO business model violates state usury law. A hearing was held before an administrative law judge in January 2008, and a decision is expected in the quarter ending March 31, 2008. We cannot give any assurance as to the ultimate outcome of this hearing.
Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the quarters ended December 31, 2007 and 2006 was $12.9 million and $10.2 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At December 31, 2007, the accumulated balance of foreign currency activity excluded from net income was $4.6 million, net of tax of $1.6 million. The net $3.0 million is presented as “Accumulated other comprehensive income” in the current quarter balance sheet.
Note H: Long-term Debt
While we had no debt at December 31, 2007 and 2006, we have a $40.0 million revolving credit facility secured by our assets, which matures October 1, 2009. For any borrowed funds, we may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank’s base rate. On the unused amount of the revolving facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2007. Payment of dividends and additional debt are allowed but restricted.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	December 31, 2007	December 31, 2006	September 30, 2007
	(In thousands)
Pawn licenses	$1,549	$1,549	$1,549
Goodwill	24,591	768	16,211

Total	$26,140	$2,317	$17,760

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	December 31, 2007		December 31, 2006		September 30, 2007
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(296)	$345	$(265)	$345	$(288)
Real estate finders’ fees	556	(332)	556	(315)	556	(327)
Non-compete agreements	2,506	(420)	398	(283)	898	(324)

Total	$3,407	$(1,048)	$1,299	$(863)	$1,799	$(939)

Total amortization expense from definite-lived intangible assets was approximately $116,000 and $18,000 in the quarters ended December 31, 2007 and 2006. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2007 (in thousands):

Fiscal Year	Amortization Expense
2008	$476
2009	$481
2010	$466
2011	$459
2012	$427
Thereafter	$159
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Common Stock, Warrants, Options, and Share-based Compensation
Our income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R):

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Gross compensation cost	$856	$751
Income tax benefit	(268)	(221)

Share-based compensation cost, net of tax benefit	$588	$530

Stock option and warrant exercises resulted in the issuance of 36,533 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $83,000.
Note K: Adoption of a New Accounting Principle for Income Taxes
Effective October 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained upon examination, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FIN 48 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of equity. As a result of the adoption of FIN 48, we recognized a $106,000 liability, including $8,600 of penalties and interest, for unrecognized state income tax benefits net of federal taxes, and recorded this as a cumulative adjustment to our beginning equity at October 1, 2007. We will record future changes in FIN 48 tax liabilities and related interest and penalties as federal income tax expense on our statement of operations and in federal income taxes payable on our balance sheet.

Below is a reconciliation of the beginning and ending unrecognized tax benefits for the current quarter (in thousands):

Unrecognized tax benefits at September 30, 2007	$—
Addition upon initial adoption of FIN 48 October 1, 2007	106
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at December 31, 2007	$106

We are subject to U.S. and Mexican income taxes as well as various other state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2003. The statutes of limitations related to our recorded liability expire between June 15, 2009 and June 15, 2011.

Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment. Prior to October 1, 2007, we had two reportable segments. Effective October 1, 2007, we broke our previously immaterial EZPAWN Mexico operations into a reportable segment separate from other pawn operations, and have restated prior year amounts on a comparable basis. The three reportable segments are:
•	EZPAWN U.S. Operations: This segment offers pawn loans and related sales in our 294 U.S. EZPAWN stores and offers signature loans in six U.S. EZMONEY stores and 74 of our U.S. EZPAWN stores.

•	EZPAWN Mexico Operations: This segment offers pawn loans and related sales in 25 pawn stores in Mexico.

•	EZMONEY Operations: This segment operates only in the United States and offers signature loans in 442 of our EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
	(in thousands)
Three Months Ended December 31, 2007:
Revenues:
Sales	$54,200	$1,307	$—	$55,507
Pawn service charges	21,990	918	—	22,908
Signature loan fees	809	—	32,719	33,528
Other	361	2	—	363

Total revenues	77,360	2,227	32,719	112,306

Cost of goods sold	32,768	773	—	33,541

Net revenues	44,592	1,454	32,719	78,765

Operating expenses:
Operations expense	23,506	834	12,731	37,071
Signature loan bad debt	372	—	9,298	9,670

Total direct expenses	23,878	834	22,029	46,741

Store operating income	$20,714	$620	$10,690	$32,024

Three Months Ended December 31, 2006:
Revenues:
Sales	$48,979	$1	$—	$48,980
Pawn service charges	17,960	2	—	17,962
Signature loan fees	912	—	23,483	24,395
Other	350	—	—	350

Total revenues	68,201	3	23,483	91,687

Cost of goods sold	29,823	—	—	29,823

Net revenues	38,378	3	23,483	61,864

Operating expenses:
Operations expense	21,670	57	9,661	31,388
Signature loan bad debt	336	—	5,692	6,028

Total direct expenses	22,006	57	15,353	37,416

Store operating income	$16,372	$(54)	$8,130	$24,448

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended December 31,
	2007	2006
	(in thousands)
Consolidated store operating income	$32,024	$24,448
Administrative expenses	9,905	7,527
Depreciation and amortization	2,827	2,298
Interest income	(57)	(314)
Interest expense	81	64
Equity in net income of unconsolidated affiliate	(1,047)	(645)
Loss on sale / disposal of assets	162	24

Consolidated income before income taxes	$20,153	$15,494

The following table presents separately identified segment assets:

	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
	(in thousands)
Assets at December 31, 2007:
Pawn loans	$60,380	$2,890	$—	$63,270
Payday loans, net	480	—	5,689	6,169
Inventory, net	40,456	1,332	—	41,788

Total separately identified recorded segment assets	$101,316	$4,222	$5,689	$111,227

Brokered loans outstanding from unaffiliated lenders	$487	$—	$27,068	$27,555

Assets at December 31, 2006:
Pawn loans	$47,786	$7	$—	$47,793
Payday loans, net	528	—	2,745	3,273
Inventory, net	35,224	11	—	35,235

Total separately identified recorded segment assets	$83,538	$18	$2,745	$86,301

Brokered loans outstanding from unaffiliated lenders	$591	$—	$20,448	$21,039

Assets at September 30, 2007:
Pawn loans	$60,602	$140	$—	$60,742
Payday loans, net	457	—	4,357	4,814
Inventory, net	37,749	193	—	37,942

Total separately identified recorded segment assets	$98,808	$333	$4,357	$103,498

Brokered loans outstanding from unaffiliated lenders	$477	$—	$22,834	$23,311
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
First Quarter Ended December 31, 2007 vs. First Quarter Ended December 31, 2006
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2007 and 2006 (the “current quarter” and “prior year quarter”):

	Three Months Ended December 31,		Percentage
	2007	2006	Change
	(in thousands)
Net revenues:
Sales	$55,507	$48,980	13.3%
Pawn service charges	22,908	17,962	27.5%
Signature loan fees	33,528	24,395	37.4%
Other	363	350	3.7%

Total revenues	112,306	91,687	22.5%
Cost of goods sold	33,541	29,823	12.5%

Net revenues	$78,765	$61,864	27.3%

Net income	$12,555	$9,761	28.6%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)

Fee revenue	$33,528	$24,395
Bad debt:
Net defaults, including interest on brokered loans	9,035	5,401
Insufficient funds fees, net of collections	360	285
Change in valuation allowance	137	298
Other related costs	138	44

Net bad debt	9,670	6,028

Fee revenue less bad debt	$23,858	$18,367

Average signature loan balance outstanding during period (a)	$29,654	$21,827
Signature loan balance at end of period (a)	$33,724	$24,312
Participating stores at end of period	522	422
Signature loan bad debt, as a percent of fee revenue	28.8%	24.7%
Net default rate (a) (b)	5.3%	4.4%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. As of December 31, 2007, we offer pawn loans in our 294 domestic pawn stores and 25 Mexico pawn stores. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 448 EZMONEY stores and 74 of our domestic EZPAWN stores open December 31, 2007, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We manage our business as three segments. The EZPAWN U.S. Operations segment offers pawn related activities in all 294 domestic EZPAWN stores, and offers signature loans in 74 of our domestic EZPAWN stores and six EZMONEY stores. The EZPAWN Mexico Operations segment offers pawn related activities in 25 Mexico pawn stores. The EZMONEY Operations segment offers signature loans in 442 EZMONEY stores, and accounts for approximately 98% of our signature loan revenues. The following tables present store data by operating segment:

	Three Months Ended December 31, 2007
	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
	(in thousands)
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	1	17	18
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(2)	(2)

End of period	300	25	442	767

Average number of stores during the period	300	19	432	752

Composition of ending stores:
EZPAWN — United States	294	—	—	294
EZPAWN — Mexico	—	25	—	25
EZMONEY signature loan stores adjoining EZPAWNs	6	—	164	170
EZMONEY signature loan stores — free standing	—	—	278	278

Total stores in operation	300	25	442	767

Total stores offering signature loans	80	—	442	522

	Three Months Ended December 31, 2006
	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
	(in thousands)
Stores in operation:
Beginning of period	286	—	328	614
New openings	—	1	7	8
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(1)	(1)

End of period	286	1	334	621

Average number of stores during the period	286	1	331	618

Composition of ending stores:
EZPAWN — United States	280	—	—	280
EZPAWN — Mexico	—	1	—	1
EZMONEY signature loan stores adjoining EZPAWNs	6	—	159	165
EZMONEY signature loan stores — free standing	—	—	175	175

Total stores in operation	286	1	334	621

Total stores offering signature loans	88	—	334	422

We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans are in amounts that allow 20% per month, or 240% annually. Our average U.S. pawn loan amount typically ranges between $80 and $100 but varies depending on the valuation of each item pawned. The total U.S. loan term, consisting of the primary term and grace period, ranges between 60 and 120 days. In Mexico, a majority of our pawn loans earn pawn service charges of 13% to 14% net of applicable taxes, and the total loan term is 45 days.
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
At December 31, 2007, 268 of our 442 EZMONEY stores and 50 of our 294 domestic pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 268 EZMONEY stores and 50 EZPAWN stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500 but averaging $570. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 53 EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,400. With each installment payment, we earn a fee of 10% of the initial loan amount. At December 31, 2007, short-term loans comprised 99% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 1%.
We earn payday loan fee revenue on our payday loans. In 24 pawn stores and 180 EZMONEY stores, we make payday loans subject to state law. The average payday loan amount is approximately $445 and the term is generally less than 30 days, averaging about 20 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one payday loan store from Jumping Jack Cash, a competitor in Colorado for $23.2 million of cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition.
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V., a subsidiary of Mister Money Holdings, Inc. for $15.3 million cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition.
In the current quarter, the EZPAWN U.S. Operations segment contributed $4.3 million greater store operating income compared to the prior year quarter, primarily from an increase in pawn service charges and the contribution from 15 Colorado pawn stores acquired in June 2007. The EZPAWN Mexico Operations segment improved its store operating income by $0.7 million, primarily due to the acquisition of twenty stores early in the current quarter. Our EZMONEY Operations segment contributed $2.6 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs primarily at new stores. After an increase in administrative expenses and depreciation and less material changes in other items, our consolidated net income improved to $12.6 million in the current quarter from $9.8 million in the prior year quarter.

Results of Operations
First Quarter Ended December 31, 2007 vs. First Quarter Ended December 31, 2006
The following discussion compares our results of operations for the quarter ended December 31, 2007 (the “current quarter”) to the quarter ended December 31, 2006 (the “prior year quarter”). The discussion should be read with the accompanying financial statements and related notes.
EZPAWN U.S. Operations Segment
The following table presents selected financial data for the EZPAWN U.S. Operations segment:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)

Sales	$54,200	$48,979
Pawn service charges	21,990	17,960
Signature loan fees	809	912
Other	361	350

Total revenues	77,360	68,201
Cost of goods sold	32,768	29,823

Net revenues	44,592	38,378
Operating expenses:
Operations expense	23,506	21,670
Signature loan bad debt	372	336

Total store operating expenses	23,878	22,006

Store operating income	$20,714	$16,372

Other data:
Gross margin on sales	40%	39%
Annualized inventory turnover	3.2x	3.2x
Average pawn loan balance per pawn store at quarter end	$205	$171
Average inventory per pawn store at quarter end	$138	$126
Average yield on pawn loan portfolio (a)	146%	146%
Pawn loan redemption rate	78%	77%
Average signature loan balance per store offering signature loans at quarter end (b)	$12	$13

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current quarter U.S. pawn service charge revenue increased 22%, or $4.0 million from the prior year quarter to $22.0 million. This increase was due to a 15%, or $2.6 million increase in same store pawn service charges and a $1.4 million increase in pawn service charges at acquired stores. The same store improvement was due primarily to a 15% higher average pawn loan balance, with the yield relatively unchanged. In the last two years, we have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors. This contributed about $1.8 million to the increase in U.S. pawn service charges in the current quarter.

The table below summarizes our sales volume, gross profit, and gross margins in the EZPAWN U.S. Operations segment:

	Three Months Ended December 31,
	2007	2006
	(Dollars in millions)

Merchandise sales	$39.4	$37.9
Jewelry scrapping sales	14.8	11.1

Total sales	$54.2	$49.0

Gross profit on merchandise sales	$15.8	$15.3
Gross profit on jewelry scrapping sales	$5.6	$3.9

Gross margin on merchandise sales	40.1%	40.4%
Gross margin on jewelry scrapping sales	38.1%	34.8%
Overall gross margin	39.5%	39.1%
The current quarter’s merchandise gross profit increased $0.5 million from the prior year quarter to $15.8 million. This was due to additional sales from the fifteen pawn stores acquired in June 2007, partially offset by a two percent same store sales decrease and a decrease of 0.3 of a percentage point in gross margins to 40.1%. The same store sales decrease was due entirely to a decrease in jewelry sales, as same store general merchandise sales increased modestly in the current quarter.
The current quarter’s gross profit on jewelry scrapping sales increased $1.7 million from the prior year quarter to $5.6 million. This was due to a $3.7 million increase in jewelry scrapping sales on four percent more volume and a 3.3 percentage point improvement in margins. The jewelry scrapping sales include the current quarter sale of approximately $0.3 million of loose diamonds removed from scrapped jewelry, compared to approximately $0.5 million in the prior year quarter. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. The net effect of these factors comprises most of the remaining improvement in gross profit from jewelry scrapping sales in the current quarter.
Merchandise and jewelry scrapping sales volume is heavily dependent on inventory available for sale, or beginning inventory on hand plus pawn loan forfeitures and inventory purchases. Inventory available for sale in the current quarter was 11% higher than in the prior year quarter, largely due to the June 2007 acquisition of fifteen pawn stores. The current quarter’s ending inventory was 15% above the prior year ending balance. We expect this higher inventory balance, combined with forfeitures from the 26% higher ending pawn loan balance to fuel an increase in sales in the quarter ending March 31, 2008 compared to the comparable quarter of fiscal 2007.
Selected signature loan data for the EZPAWN U.S. Operations segment are as follows:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)

Fee revenue	$809	$912
Net bad debt	372	336

Fee revenue less bad debt	$437	$576

Signature loan bad debt, as a percent of fee revenue	46.0%	36.8%
The segment’s signature loan contribution, or fee revenue less bad debt, decreased $0.1 million in the current quarter compared to the prior year quarter due to lower fee revenues on a lower average loan balance, combined with an increase in signature loan bad debt from 36.8% of fees in the prior year quarter to 46.0% in the current quarter.

Operations expense improved to 53% of net revenues ($23.5 million) in the current quarter from 56% of net revenues ($21.7 million) in the prior year quarter as operating expenses grew at a slower pace than the segment’s net revenues.
In the current quarter, the $6.2 million greater net revenue from U.S. pawn activities, partially offset by the $1.8 million higher operations expense and $0.1 million lower contribution from signature loans resulted in a $4.3 million overall increase in store operating income from the EZPAWN U.S. Operations segment compared to the prior year quarter. For the current quarter, the EZPAWN U.S. Operations segment made up 65% of consolidated store operating income compared to 67% in the prior year quarter.
EZPAWN Mexico Operations Segment
The following table presents selected financial data for the EZPAWN Mexico Operations segment:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)

Sales	$1,307	$1
Pawn service charges	918	2
Signature loan fees	—	—
Other	2	—

Total revenues	2,227	3
Cost of goods sold	773	—

Net revenues	1,454	3
Operating expenses:
Operations expense	834	57
Signature loan bad debt	—	—

Total store operating expenses	834	57

Store operating income	$620	$(54)

Other data:
Gross margin on sales	41%	100%
Annualized inventory turnover	3.1x	—
Average pawn loan balance per pawn store at quarter end	$116	$7
Average inventory per pawn store at quarter end	$53	$11
Average yield on pawn loan portfolio (a)	145%	N/A

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.

In the prior year quarter, our EZPAWN Mexico Operations segment included the results from our first store opened in November 2006. The current quarter results include results from that store, the twenty stores acquired October 22, 2007, and the four additional stores opened since the end of the prior year quarter. We anticipate all segment financial statement line items will further increase in the quarter ending March 31, 2008 as the twenty acquired stores and one store opened in December 2007 will be included in our results for the entire quarter.
The table below summarizes our sales volume, gross profit, and gross margins in the EZPAWN Mexico Operations segment:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)

Merchandise sales	$1,115	$1
Jewelry scrapping sales	192	—

Total sales	$1,307	$1

Gross profit on merchandise sales	$454	$—
Gross profit on jewelry scrapping sales	$80	$—

Gross margin on merchandise sales	40.7%	N/A
Gross margin on jewelry scrapping sales	41.7%	N/A
Overall gross margin	40.9%	N/A
The current quarter’s merchandise gross profit increased to $0.5 million on $1.1 million of sales due to new or acquired stores. Gross margins on merchandise sales were 40.7%.
The current quarter’s gross profit on jewelry scrapping sales was $0.1 million on $0.2 million of proceeds. Gross margins on jewelry scrapping sales were 41.7%.
Operations expense was 57% of segment net revenues ($0.8 million) in the current quarter. We anticipate operating expenses at existing stores will improve as a percentage of net revenues in future quarters as the newly acquired stores are fully integrated and as we gain greater efficiencies of scale in Mexico.
In the current quarter, the $1.5 million greater net revenue from Mexico pawn activities, partially offset by the $0.8 million higher operations expense resulted in a $0.7 million overall increase in store operating income from the EZPAWN Mexico Operations segment compared to the prior year quarter. For the current quarter, the EZPAWN Mexico Operations segment made up two percent of consolidated store operating income, compared to a small loss in the start-up period in the prior year quarter.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)

Signature loan fees	$32,719	$23,483
Signature loan bad debt	9,298	5,692

Fee revenue less bad debt	23,421	17,791

Operations expense	12,731	9,661

Store operating income	$10,690	$8,130

Other data:
Signature loan bad debt as a percent of signature loan fees	28.4%	24.2%
Average signature loan balance per store offering signature loans at quarter end (a)	$74	$69

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $5.6 million, or 32% compared to the prior year quarter. The primary drivers of the increased contribution were the higher average loan balances at existing stores and the addition of new stores, resulting in a 39% increase in the current quarter signature loan fee revenue. Signature loan bad debt increased $3.6 million to 28.4% of related fees in the current quarter compared to 24.2% in the prior year quarter.
Operations expense increased $3.1 million in the current quarter to $12.7 million, an improvement to 39% of segment net revenues compared to 41% in the prior year quarter. The dollar increase was mostly from additional labor, rent, and other costs at new stores. In the current quarter, operations expense was $29,500 per average store, compared to $29,200 in the prior year quarter.
In the current quarter, the $5.6 million increase in signature loan fees net of bad debt and $3.1 million greater operations expense resulted in a $2.6 million net increase in store operating income from the EZMONEY Operations segment. EZMONEY Operations made up 33% of consolidated store operating income in the current and prior year quarters.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current quarter were $9.9 million compared to $7.5 million in the prior year quarter, or 12.6% of net revenues compared to 12.2% in the prior year quarter. The increase was due primarily to a $1.2 million increase in administrative labor and benefits as we build the infrastructure to support our continued growth and a $0.8 million increase in professional fees.
Depreciation and amortization expense was $2.8 million in the current quarter, compared to $2.3 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new EZMONEY stores and acquired pawn stores, exceeded the reduction from assets that became fully depreciated or were retired in the period.
We earned $0.1 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 3.6%. In the comparable prior year quarter, we earned $0.3 million of interest income on our invested cash, yielding 4.9%.

Our $0.1 million interest expense in the current and prior year quarter was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit, as we had no debt in the prior year quarter and had only short-term borrowings in the current quarter that were repaid by quarter-end.
Our equity interest in the earnings of Albemarle & Bond increased $0.4 million in the current quarter to $1.0 million. The increase was a result of our incremental investment in A&B in July 2007 and the additional income we estimate A&B has earned from the 26 stores it acquired in July 2007. We estimated A&B’s results for the quarter as A&B reports results only twice annually.
The current quarter income tax expense was $7.6 million (37.7% of pretax income) compared to $5.7 million (37.0% of pretax income) for the prior year quarter. The increase in effective tax rate between these periods is due to an expected tax increase in Texas.
Consolidated operating income for the current quarter improved $4.7 million over the prior year quarter to $19.3 million. Contributing to this were the $4.3 million, $0.7 million and $2.6 million increases in store operating income in our EZPAWN U.S., EZPAWN Mexico and EZMONEY Operations segments, partially offset by the $2.4 million increase in administrative expenses. After a $0.5 million increase in depreciation and amortization and a $1.9 million increase in income taxes and other smaller items, net income improved to $12.6 million in the current quarter from $9.8 million in the prior year quarter.
Liquidity and Capital Resources
In the current quarter, our $17.0 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $17.2 million, net of (b) $0.2 million of normal, recurring changes in operating assets and liabilities. In the prior year quarter, our $11.4 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $12.8 million, net of (b) $1.4 million of normal, recurring changes in operating assets and liabilities, primarily federal income taxes, accounts payable, accrued expenses, prepaid expenses and other assets. The primary differences in cash flow from operations between the two periods were an increase in the gross profit on sales of inventory and an increase in collected signature loan fees and pawn service charges, net of higher operating expenses and taxes paid.
The $26.1 million of cash used in investing activities during the current quarter was funded mostly by cash flow from operations and cash on hand. Our most significant investments were the $15.3 million acquisition of 20 Mexico pawn stores and $5.5 million of additions to property and equipment primarily for new store construction. Other significant investments were the funding of $3.4 million of payday loans net of repayments and $1.8 million of pawn loans net of recoveries through the sale of forfeited collateral. Partially offsetting these was $0.2 million of cash and tax benefits received from the exercise of stock options and warrants. The net effect of these and other smaller cash flows was an $8.9 million reduction in cash on hand, providing a $13.7 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	0.2	0.1	0.1	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	155.2	22.8	41.1	34.5	56.8
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$155.4	$22.9	$41.2	$34.5	$56.8

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At December 31, 2007, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $29.2 million. This amount includes principal, interest, and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes, and insurance at most of our locations. In the most recent fiscal year ended September 30, 2007, these collectively amounted to $8.2 million.
In the remaining nine months of fiscal 2008, we plan to open approximately 85 new signature loan stores in the U.S. and six to nine new pawn stores in Mexico for an expected capital expenditure of approximately $5.8 million, plus the funding of working capital and start-up losses at these stores. We believe these new stores will create a drag on earnings and cash flow in their first six to nine months of operations before turning profitable.
While we had no debt outstanding at December 31, 2007, we have a $40 million revolving credit facility secured by our assets, which matures October 1, 2009. Under the terms of the agreement, we could borrow the full $40 million at December 31, 2007. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee we anticipate paying through the maturity of the credit agreement, assuming we remain debt-free.
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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At December 31, 2007, the allowance for Expected LOC Losses was $1.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $29.2 million. This amount includes principal, interest and insufficient funds fees.
We have no other off-balance sheet arrangements.
Seasonality
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day, and the impact of tax refunds in the United States. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory. Jewelry scrapping sales generally are greatest during our fourth fiscal quarter (July through September) due to low jewelry merchandise sales in that quarter.
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
Our earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and our ability to sell excess jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, you should read “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the strengthening in the U.K. pound during the quarter ended September 30, 2007 (included in our December 31, 2007 results on a three-month lag as described above) was a $486,000 increase, net of tax effect, to stockholders’ equity. On December 31, 2007, the U.K. pound weakened to £1.00 to $1.9973 U.S. from $2.0477 U.S. at September 30, 2007.
Similar to the discussion above regarding the U.K. pound, fluctuations in the exchange rate for the Mexican peso also affect our earnings and financial position due to our pawn operations in Mexico. The translation adjustment representing the weakening of the Mexican peso during the current quarter was a $97,000 decrease to stockholders’ equity.
We cannot assure the future valuation of the U.K. pound or Mexican peso or how further movements in them could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” “will,” and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and you should not regard them as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect our operations, performance, development and results. You are cautioned not to overly rely on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans or to reflect unanticipated events.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Controls
There were no changes in our internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We anticipate making certain internal control changes in our pawn operations in Mexico as a result of acquiring 20 pawn stores in Mexico on October 22, 2007. These control changes will be made to subject our Mexican operations to the same or similar controls as currently utilized in the remainder of our operations and accounting, including transitioning the acquired stores to utilizing our existing general ledger ERP system and ensuring their compliance with U.S. GAAP. This transition will be made within one year of the October 22, 2007 acquisition date. Our Mexican operations comprised approximately two percent of our total revenues in the quarter ended December 31, 2007, and approximately seven percent of our total assets at December 31, 2007.

PART II
Item 1. Legal Proceedings
See Note F, “Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements included in this filing.
Item 1A. Risk Factors
Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007.
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

EZCORP, INC.

(Registrant)

Date: February 4, 2008	By:/s/ DAN N. TONISSEN

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