Form 10-Q
period 2008-03-31
EZCORP INC
filed 2008-05-06
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1901 Capital Parkway
Austin, Texas 78746
(Address of principal executive offices)
Registrant’s telephone number: (512) 314-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
As of March 31, 2008, 38,427,776 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	March 31,	September 30,
	2008	2007	2007
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$35,551	$61,605	$22,533
Pawn loans	56,701	43,109	60,742
Payday loans, net	5,290	3,314	4,814
Pawn service charges receivable, net	8,983	6,986	10,113
Signature loan fees receivable, net	4,781	4,334	5,992
Inventory, net	35,999	28,649	37,942
Deferred tax asset, net	9,006	7,150	8,964
Prepaid expenses and other assets	7,281	5,373	6,146

Total current assets	163,592	160,520	157,246

Investment in unconsolidated affiliate	36,904	20,955	35,746
Property and equipment, net	38,413	30,967	33,806
Deferred tax asset, non-current	5,346	4,249	4,765
Goodwill	24,422	768	16,211
Other assets, net	5,350	2,952	3,412

Total assets	$274,027	$220,411	$251,186

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$22,202	$18,594	$25,592
Customer layaway deposits	2,456	2,168	1,988
Federal income taxes payable	2,363	1,104	4,795

Total current liabilities	27,021	21,866	32,375

Deferred gains and other long-term liabilities	3,003	3,067	2,886
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; 5 million shares authorized; none issued and outstanding	—	—	—
Class A Non-voting Common Stock, par value $.01 per share; 50 million shares authorized; 38,454,875 issued and 38,427,776 outstanding at March 31, 2008; 38,304,741 issued and 38,277,642 outstanding at March 31, 2007; 38,363,176 issued and 38,336,077 outstanding at September 30, 2007	384	383	383
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	133,430	128,916	131,098
Cumulative effect of adopting a new accounting principle	(106)	—	—
Retained earnings	107,418	63,930	81,847

	241,156	193,259	213,358
Treasury stock, at cost (27,099 shares)	(35)	(35)	(35)
Accumulated other comprehensive income	2,882	2,254	2,602

Total stockholders’ equity	244,003	195,478	215,925

Total liabilities and stockholders’ equity	$274,027	$220,411	$251,186

See Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Sales	$61,330	$50,032	$116,837	$99,012
Pawn service charges	21,785	16,556	44,693	34,518
Signature loan fees	30,166	22,713	63,694	47,108
Other	344	342	707	692

Total revenues	113,625	89,643	225,931	181,330

Cost of goods sold	36,731	30,374	70,272	60,197

Net revenues	76,894	59,269	155,659	121,133

Operating expenses:
Operations	37,521	31,104	74,592	62,492
Signature loan bad debt	6,632	2,916	16,302	8,944
Administrative	9,829	7,968	19,734	15,495
Depreciation and amortization	3,119	2,401	5,946	4,699

Total operating expenses	57,101	44,389	116,574	91,630

Operating income	19,793	14,880	39,085	29,503

Interest income	(137)	(567)	(194)	(881)
Interest expense	75	83	156	147
Equity in net income of unconsolidated affiliate	(1,118)	(820)	(2,165)	(1,465)
Loss on sale / disposal of assets	81	—	243	24

Income before income taxes	20,892	16,184	41,045	31,678
Income tax expense	7,876	5,988	15,474	11,721

Net income	$13,016	$10,196	$25,571	$19,957

Net income per common share:
Basic	$0.31	$0.25	$0.62	$0.49

Diluted	$0.30	$0.23	$0.59	$0.46

Weighted average shares outstanding:
Basic	41,382	41,002	41,360	40,773
Diluted	43,228	43,445	43,241	43,347
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2008	2007
	(In thousands)
Operating Activities:
Net income	$25,571	$19,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,946	4,699
Payday loan loss provision	3,612	1,338
Deferred taxes	(583)	(500)
Net loss on sale or disposal of assets	243	24
Share-based compensation	1,924	1,664
Income from investment in unconsolidated affiliate	(2,165)	(1,465)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	2,568	1,294
Inventory, net	618	1,053
Prepaid expenses, other current assets, and other assets, net	(1,214)	(1,519)
Accounts payable and accrued expenses	(3,392)	(3,999)
Customer layaway deposits	403	278
Deferred gains and other long-term liabilities	84	(182)
Excess tax benefit from stock-based compensation	(261)	(824)
Federal income taxes	(2,277)	2,534

Net cash provided by operating activities	31,077	24,352

Investing Activities:
Pawn loans made	(117,641)	(92,358)
Pawn loans repaid	70,063	55,464
Recovery of pawn loan principal through sale of forfeited collateral	57,160	50,003
Payday loans made	(36,304)	(19,110)
Payday loans repaid	32,216	16,903
Additions to property and equipment	(9,625)	(6,248)
Acquisitions, net of cash acquired	(15,439)	—
Dividends from unconsolidated affiliate	1,103	826

Net cash provided by (used in) investing activities	(18,467)	5,480

Financing Activities:
Proceeds from exercise of stock options and warrants	147	1,293
Excess tax benefit from stock-based compensation	261	824
Debt issuance costs	—	(283)

Net cash provided by financing activities	408	1,834

Change in cash and equivalents	13,018	31,666
Cash and equivalents at beginning of period	22,533	29,939

Cash and equivalents at end of period	$35,551	$61,605

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$54,880	$44,089
Foreign currency translation adjustment	$(280)	$(1,029)
Cumulative effect of adopting a new accounting principle	$106	$—
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
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
Our business is subject to seasonal variations, and operating results for the three and six-month periods ended March 31, 2008 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
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
CREDIT SERVICE REVENUE RECOGNITION: We earn credit service fees when we assist customers in obtaining a loan from unaffiliated lenders. We initially defer recognition of the fees we expect to collect, net of direct expenses, and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default, and increase credit service fee revenue upon collection. Credit service revenue is included in “Signature loan fees” on our statements of operations.
CREDIT SERVICE BAD DEBT: We issue letters of credit to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed it by the borrowers plus any insufficient funds fee. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
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
CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At March 31, 2008, the allowance for Expected LOC Losses was $1.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $21.4 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
PAYDAY LOAN REVENUE RECOGNITION: We accrue fees on the percentage of payday loans we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Payday loan fee revenue is included in “Signature loan fees” on our statements of operations. Loan terms are generally less than 30 days, averaging about 18 days.
PAYDAY LOAN BAD DEBT: We consider a loan defaulted if it has not been repaid or renewed by the maturity date. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of signature loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
PAYDAY LOAN ALLOWANCE FOR LOSSES: We also provide an allowance for losses on payday loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At March 31, 2008, the inventory valuation allowance was $4.7 million, or 11.6% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $89.8 million at March 31, 2008.
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

INCOME TAXES: We calculate the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was unchanged from the prior year-to-date period at $0.4 million at March 31, 2008.
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
Note C: Acquisitions
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.4 million cash and direct transaction costs. The estimated fair values of the assets acquired and liabilities assumed are preliminary, and may be refined within a year of the acquisition. The initial valuation of $15.3 million increased to $15.4 million in the current quarter due to additional professional fees related to the acquisition. The increase was recorded as an increase to goodwill. In the current quarter, we also refined our estimated fair value of the non-compete agreement, which increased the non-compete agreement by $0.4 million, and decreased goodwill by an offsetting amount.

The purchase price is preliminarily allocated as follows, including the adjustments discussed above (in thousands):

Current assets:
Pawn loans	$3,230
Pawn service charges receivable, net	224
Inventory, net	940
Deferred tax asset	41
Prepaid expenses and other assets	40

Total current assets	4,475

Property and equipment	800
Non-compete agreement	2,000
Goodwill	8,128
Other assets, net	131

Total assets	$15,534

Liabilities:
Accrued liabilities	$(30)
Customer deposits	(65)

Total liabilities	(95)

Net assets acquired	$15,439

The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations.
On March 17, 2008, we announced our agreement to acquire up to 100%, but not less than 70%, of the equity ownership of Value Financial Services, Inc., a pawn store chain based in Florida, for approximately $100 million, subject to our due diligence review. On April 28, 2008, we amended the agreement to extend the due diligence period to May 13, 2008 and the expected closing date to June 26, 2008, among other related changes.
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
Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income (A)	$13,016	$10,196	$25,571	$19,957

Weighted average outstanding shares of common stock (B)	41,382	41,002	41,360	40,773
Dilutive effect of stock options, warrants, and restricted stock	1,846	2,443	1,881	2,574

Weighted average common stock and common stock equivalents (C)	43,228	43,445	43,241	43,347

Basic earnings per share (A/B)	$0.31	$0.25	$0.62	$0.49

Diluted earnings per share (A/C)	$0.30	$0.23	$0.59	$0.46

Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.

Note E: Investment in Unconsolidated Affiliate
At March 31, 2008, we owned 16,298,875 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 29.95% of A&B’s total outstanding shares. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. A&B files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our current year-to-date period ended March 31, 2008 represents our percentage interest in the results of A&B’s operations from July 1, 2007 to December 31, 2007, including the results of 26 stores A&B acquired from a competitor on July 12, 2007.
On July 1, 2007, A&B discontinued use of U.K. GAAP and adopted International Financial Reporting Standards, or IFRS. The prior year figures shown below are restated on IFRS for comparability to the current year presentation. Below is summarized financial information for A&B’s most recently reported results (using average exchange rates for the periods indicated):

	Six Months Ended December 31,
	2007	2006
	(in thousands)
Turnover (gross revenues)	$50,660	$32,669
Gross profit	36,574	23,447
Profit after tax (net income)	7,230	5,239
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
The Florida Office of Financial Regulation has filed an administrative action against us alleging that our Florida credit service organization business model used in eleven stores adjoining EZPAWN locations violates state usury law. On March 25, 2008, an administrative law judge issued a Recommended Order finding against us and recommending that the Florida Office of Financial Regulation issue a cease and desist order against our ongoing credit services operations in Florida. We expect the Florida Office of Financial Regulation to issue a final order in this matter by May 31, 2008. We intend to appeal any decision and have filed a Motion for Stay Pending Appeal with the Florida Office of Financial Regulation. No ruling on the Motion for Stay has been issued. We cannot give any assurance as to the ultimate outcome of this matter.
Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the current quarter and current year-to-date periods ended March 31, 2008 was $12.9 million and $25.9 million. For the comparable 2007 periods, comprehensive income was $10.8 million and $21.0 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At March 31, 2008, the accumulated balance of foreign currency activity excluded from net income was $4.4 million, net of tax of $1.5 million. The net $2.9 million is presented as “Accumulated other comprehensive income” in the current quarter balance sheet.

Note H: Long-term Debt
While we had no debt at March 31, 2008 and 2007, we have a $40.0 million revolving credit facility secured by our assets, which matures October 1, 2009. For any borrowed funds, we may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank’s base rate. On the unused amount of the revolving facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2008. Payment of dividends and additional debt are allowed but restricted.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	March 31, 2008	March 31, 2007	September 30, 2007
	(In thousands)
Pawn licenses	$1,549	$1,549	$1,549
Goodwill	24,422	768	16,211

Total	$25,971	$2,317	$17,760

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	March 31, 2008		March 31, 2007		September 30, 2007
		Accumulated		Accumulated		Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
License application fees	$345	$(304)	$345	$(273)	$345	$(288)
Real estate finders’ fees	556	(336)	556	(319)	556	(327)
Non-compete agreements	2,917	(569)	398	(288)	898	(324)

Total	$3,818	$(1,209)	$1,299	$(880)	$1,799	$(939)

Total amortization expense from definite-lived intangible assets for the current quarter and year-to-date periods ended March 31, 2008 was approximately $152,000 and $268,000. For the comparable 2007 periods, amortization expense was approximately $17,000 and $35,000. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2007 (in thousands):

Fiscal Year	Amortization Expense
2008	$555
2009	$563
2010	$548
2011	$541
2012	$509
Thereafter	$162
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

Note J: Common Stock, Warrants, Options, and Share-based Compensation
Our income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)
Gross compensation cost	$1,068	$914	$1,924	$1,664
Income tax benefit	(331)	(315)	(599)	(535)

Share-based compensation cost, net of tax benefit	$737	$599	$1,325	$1,129

Stock option and warrant exercises resulted in the issuance of 55,166 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $64,000. For the current year-to-date period, 91,699 shares of Common Stock were issued for total proceeds of $147,000.
Note K: Adoption of a New Accounting Principle for Income Taxes
Effective October 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained upon examination, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FIN 48 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of equity. As a result of the adoption of FIN 48, we recognized a $106,000 liability, including $8,600 of penalties and interest, for unrecognized state income tax benefits net of federal taxes, and recorded this as a cumulative adjustment to our beginning equity at October 1, 2007. This balance has not been adjusted since adoption. We will record future changes in FIN 48 tax liabilities and related interest and penalties as federal income tax expense on our statement of operations and in federal income taxes payable on our balance sheet.
Below is a reconciliation of the beginning and ending unrecognized tax benefits for the current year-to-date period (in thousands):

Unrecognized tax benefits at September 30, 2007	$—
Addition upon initial adoption of FIN 48 October 1, 2007	106
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at March 31, 2008	$106

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

Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment. Prior to October 1, 2007, we had two reportable segments. Effective October 1, 2007, we broke our previously immaterial EZPAWN Mexico operations into a reportable segment separate from other pawn operations, and have restated prior year amounts on a comparable basis. The three reportable segments are:
•	EZPAWN U.S. Operations: This segment offers pawn loans and related sales in our 294 U.S. EZPAWN stores and offers signature loans in six U.S. EZMONEY stores and 73 of our U.S. EZPAWN stores.

•	EZPAWN Mexico Operations: This segment offers pawn loans and related sales in 26 pawn stores in Mexico.

•	EZMONEY Operations: This segment operates only in the United States and offers signature loans in 456 of our EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
	(in thousands)
Three Months Ended March 31, 2008:
Revenues:
Sales	$59,747	$1,583	$—	$61,330
Pawn service charges	20,720	1,065	—	21,785
Signature loan fees	672	—	29,494	30,166
Other	341	3	—	344

Total revenues	81,480	2,651	29,494	113,625

Cost of goods sold	35,784	947	—	36,731

Net revenues	45,696	1,704	29,494	76,894

Operating expenses:
Operations expense	23,521	889	13,111	37,521
Signature loan bad debt	167	—	6,465	6,632

Total direct expenses	23,688	889	19,576	44,153

Store operating income	$22,008	$815	$9,918	$32,741

Three Months Ended March 31, 2007:
Revenues:
Sales	$50,019	$13	$—	$50,032
Pawn service charges	16,548	8	—	16,556
Signature loan fees	792	—	21,921	22,713
Other	342	—	—	342

Total revenues	67,701	21	21,921	89,643

Cost of goods sold	30,367	7	—	30,374

Net revenues	37,334	14	21,921	59,269

Operating expenses:
Operations expense	21,501	58	9,545	31,104
Signature loan bad debt	148	—	2,768	2,916

Total direct expenses	21,649	58	12,313	34,020

Store operating income	$15,685	$(44)	$9,608	$25,249

	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
	(in thousands)
Six Months Ended March 31, 2008:
Revenues:
Sales	$113,948	$2,889	$—	$116,837
Pawn service charges	42,710	1,983	—	44,693
Signature loan fees	1,481	—	62,213	63,694
Other	703	4	—	707

Total revenues	158,842	4,876	62,213	225,931

Cost of goods sold	68,552	1,720	—	70,272

Net revenues	90,290	3,156	62,213	155,659

Operating expenses:
Operations expense	47,029	1,721	25,842	74,592
Signature loan bad debt	539	—	15,763	16,302

Total direct expenses	47,568	1,721	41,605	90,894

Store operating income	$42,722	$1,435	$20,608	$64,765

Six Months Ended March 31, 2007:
Revenues:
Sales	$98,998	$14	$—	$99,012
Pawn service charges	34,508	10	—	34,518
Signature loan fees	1,704	—	45,404	47,108
Other	692	—	—	692

Total revenues	135,902	24	45,404	181,330

Cost of goods sold	60,188	9	—	60,197

Net revenues	75,714	15	45,404	121,133

Operating expenses:
Operations expense	43,166	120	19,206	62,492
Signature loan bad debt	484	—	8,460	8,944

Total direct expenses	43,650	120	27,666	71,436

Store operating income	$32,064	$(105)	$17,738	$49,697

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)
Consolidated store operating income	$32,741	$25,249	$64,765	$49,697
Administrative expenses	9,829	7,968	19,734	15,495
Depreciation and amortization	3,119	2,401	5,946	4,699
Interest income	(137)	(567)	(194)	(881)
Interest expense	75	83	156	147
Equity in net income of unconsolidated affiliate	(1,118)	(820)	(2,165)	(1,465)
Loss on sale / disposal of assets	81	—	243	24

Consolidated income before income taxes	$20,892	$16,184	$41,045	$31,678

The following table presents separately identified segment assets:

	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
	(in thousands)
Assets at March 31, 2008:
Pawn loans	$53,243	$3,458	$—	$56,701
Payday loans, net	392	—	4,898	5,290
Inventory, net	34,484	1,515	—	35,999

Total separately identified recorded segment assets	$88,119	$4,973	$4,898	$97,990

Brokered loans outstanding from unaffiliated lenders	$339	$—	$19,877	$20,216

Assets at March 31, 2007:
Pawn loans	$43,074	$35	$—	$43,109
Payday loans, net	436	—	2,878	3,314
Inventory, net	28,566	83	—	28,649

Total separately identified recorded segment assets	$72,076	$118	$2,878	$75,072

Brokered loans outstanding from unaffiliated lenders	$411	$—	$16,490	$16,901

Assets at September 30, 2007:
Pawn loans	$60,602	$140	$—	$60,742
Payday loans, net	457	—	4,357	4,814
Inventory, net	37,749	193	—	37,942

Total separately identified recorded segment assets	$98,808	$333	$4,357	$103,498

Brokered loans outstanding from unaffiliated lenders	$477	$—	$22,834	$23,311
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
Second Quarter Ended March 31, 2008 vs. Second Quarter Ended March 31, 2007
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended March 31, 2008 and 2007 (the “current quarter” and “prior year quarter”):

	Three Months Ended March 31,		Percentage
	2008	2007	Change
	(in thousands)
Net revenues:
Sales	$61,330	$50,032	22.6%
Pawn service charges	21,785	16,556	31.6%
Signature loan fees	30,166	22,713	32.8%
Other	344	342	0.6%

Total revenues	113,625	89,643	26.8%

Cost of goods sold	36,731	30,374	20.9%

Net revenues	$76,894	$59,269	29.7%

Net income	$13,016	$10,196	27.7%

Six Months Ended March 31, 2008 vs. Six Months Ended March 31, 2007
The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2008 and 2007 (the current and prior year-to-date periods):

	Six Months Ended March 31,		Percentage
	2008	2007	Change
	(in thousands)
Net revenues:
Sales	$116,837	$99,012	18.0%
Pawn service charges	44,693	34,518	29.5%
Signature loan fees	63,694	47,108	35.2%
Other	707	692	2.2%

Total revenues	225,931	181,330	24.6%
Cost of goods sold	70,272	60,197	16.7%

Net revenues	$155,659	$121,133	28.5%

Net income	$25,571	$19,957	28.1%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(Dollars in thousands)
Fee revenue	$30,166	$22,713	$63,694	$47,108
Bad debt:
Net defaults, including interest on brokered loans	6,489	3,260	15,524	8,660
Insufficient funds fees, net of collections	235	172	595	457
Change in valuation allowance	(123)	(599)	14	(300)
Other related costs	31	83	169	127

Net bad debt	6,632	2,916	16,302	8,944

Fee revenue less bad debt	$23,534	$19,797	$47,392	$38,164

Average signature loan balance outstanding during period (a)	$28,417	$21,079	$28,365	$21,045
Signature loan balance at end of period (a)	$25,506	$20,215	$25,506	$20,215
Participating stores at end of period	535	449	535	449
Signature loan bad debt, as a percent of fee revenue	22.0%	12.8%	25.6%	19.0%
Net default rate (a) (b)	4.2%	2.9%	4.8%	3.7%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. As of March 31, 2008, we offer pawn loans in our 294 domestic pawn stores and 26 Mexico pawn stores. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 462 EZMONEY stores and 73 of our domestic EZPAWN stores open March 31, 2008, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We manage our business as three segments. The EZPAWN U.S. Operations segment offers pawn related activities in all 294 domestic EZPAWN stores, and offers signature loans in 73 of our domestic EZPAWN stores and six EZMONEY stores. The EZPAWN Mexico Operations segment offers pawn related activities in 26 Mexico pawn stores. The EZMONEY Operations segment offers signature loans in 456 EZMONEY stores, and accounts for approximately 98% of our signature loan revenues. The following tables present store data by operating segment:

	Three Months Ended March 31, 2008
	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	300	25	442	767
New openings	—	1	17	18
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(3)	(3)

End of period	300	26	456	782

Average number of stores during the period	300	25	448	773

	Six Months Ended March 31, 2008
	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	2	34	36
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(5)	(5)

End of period	300	26	456	782

Average number of stores during the period	300	22	440	761

Composition of ending stores:
EZPAWN — United States	294	—	—	294
EZPAWN — Mexico	—	26	—	26
EZMONEY signature loan stores adjoining EZPAWNs	6	—	163	169
EZMONEY signature loan stores — free standing	—	—	293	293

Total stores in operation	300	26	456	782

Total stores offering signature loans	79	—	456	535

	Three Months Ended March 31, 2007
	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	286	1	334	621
New openings	—	1	30	31
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(1)	(1)

End of period	286	2	363	651

Average number of stores during the period	286	2	345	633

	Six Months Ended March 31, 2007
	EZPAWN	EZPAWN
	U.S.	Mexico	EZMONEY
	Operations	Operations	Operations	Consolidated
Stores in operation:
Beginning of period	286	—	328	614
New openings	—	2	37	39
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(2)	(2)

End of period	286	2	363	651

Average number of stores during the period	286	1	339	626

Composition of ending stores:
EZPAWN — United States	280	—	—	280
EZPAWN — Mexico	—	2	—	2
EZMONEY signature loan stores adjoining EZPAWNs	6	—	158	164
EZMONEY signature loan stores — free standing	—	—	205	205

Total stores in operation	286	2	363	651

Total stores offering signature loans	86	—	363	449
We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month, or 240% annually. Our average U.S. pawn loan amount typically ranges between $80 and $100 but varies depending on the valuation of each item pawned. The total U.S. loan term, consisting of the primary term and grace period, ranges between 60 and 120 days. In Mexico, a majority of our pawn loans earn pawn service charges of 13% to 14% net of applicable taxes, and the total loan term is 45 days.
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
At March 31, 2008, 278 of our 456 EZMONEY stores and 49 of our 294 domestic pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 278 EZMONEY stores and 49 EZPAWN stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500 but averaging $550. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 72 EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,100. With each installment payment, we earn a fee of 10% of the initial loan amount. At March 31, 2008, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
We earn payday loan fee revenue on our payday loans. In 24 pawn stores and 184 EZMONEY stores, we make payday loans subject to state law. The average payday loan amount is approximately $435 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one payday loan store from Jumping Jack Cash, a competitor in Colorado for $23.2 million of cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition.
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V., a subsidiary of Mister Money Holdings, Inc. for $15.4 million cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition.
On March 17, 2008, we announced our agreement to acquire up to 100%, but not less than 70%, of the equity ownership of Value Financial Services, Inc. for approximately $100 million, subject to our due diligence review. Value Financial Services currently owns and operates 65 pawn stores in Florida, Tennessee, and Georgia, including one opened since our announcement of the planned acquisition. On April 28, 2008, we amended the agreement to extend the due diligence period to May 13, 2008 and the expected closing date to June 26, 2008, among other related changes. The remainder of this discussion and analysis excludes the potential impact of this pending acquisition, as its completion is not yet assured.
In the current quarter, the EZPAWN U.S. Operations segment contributed $6.3 million greater store operating income compared to the prior year quarter, primarily from an increase in same store pawn service charges, the same store gross profit from gold scrapping, and the contribution from 15 Colorado pawn stores acquired in June 2007. The EZPAWN Mexico Operations segment improved its store operating income by $0.9 million, primarily due to the acquisition of twenty stores in October 2007. Our EZMONEY Operations segment contributed $0.3 million greater store operating income, comprised of higher fees net of bad debt, offset by higher operating costs. After an increase in administrative expenses and depreciation and less material changes in other items, our consolidated net income improved to $13.0 million in the current quarter from $10.2 million in the prior year quarter.

Results of Operations
Second Quarter Ended March 31, 2008 vs. Second Quarter Ended March 31, 2007
The following discussion compares our results of operations for the quarter ended March 31, 2008 (the “current quarter”) to the quarter ended March 31, 2007 (the “prior year quarter”). The discussion should be read with the accompanying financial statements and related notes.
EZPAWN U.S. Operations Segment
The following table presents selected financial data for the EZPAWN U.S. Operations segment:

	Three Months Ended March 31,
	2008		2007
	(Dollars in thousands)
Sales	$59,747		$50,019
Pawn service charges	20,720		16,548
Signature loan fees	672		792
Other	341		342

Total revenues	81,480		67,701
Cost of goods sold	35,784		30,367

Net revenues	45,696		37,334
Operating expenses:
Operations expense	23,521		21,501
Signature loan bad debt	167		148

Total store operating expenses	23,688		21,649

Store operating income	$22,008		$15,685

Other data:
Gross margin on sales	40%		39%
Annualized inventory turnover	3.8	x	3.8	x
Average pawn loan balance per pawn store at quarter end	$181		$154
Average inventory per pawn store at quarter end	$117		$102
Average yield on pawn loan portfolio (a)	150%		150%
Pawn loan redemption rate	81%		80%
Average signature loan balance per store offering signature loans at quarter end (b)	$9		$10

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current quarter U.S. pawn service charge revenue increased 25%, or $4.2 million from the prior year quarter to $20.7 million. This increase was due to a 17%, or $2.9 million increase in same store pawn service charges and a $1.3 million increase in pawn service charges at acquired stores. The same store improvement was due primarily to a higher average pawn loan balance, with the yield relatively unchanged. We have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors, including three increases over the last year. This contributed about $2.0 million to the increase in U.S. pawn service charges in the current quarter.

The table below presents our sales volume, gross profit, and gross margins in the EZPAWN U.S. Operations segment:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Merchandise sales	$43.3	$39.5
Jewelry scrapping sales	16.4	10.5

Total sales	$59.7	$50.0

Gross profit on merchandise sales	$17.0	$15.9
Gross profit on jewelry scrapping sales	$7.0	$3.7

Gross margin on merchandise sales	39.2%	40.3%
Gross margin on jewelry scrapping sales	42.6%	35.4%
Overall gross margin	40.1%	39.3%
The current quarter’s merchandise gross profit increased $1.1 million from the prior year quarter to $17.0 million. This was due to additional sales from the fifteen pawn stores acquired in June 2007 and a four percent same store sales increase, partially offset by a 1.1 percentage point decrease in gross margins to 39.2%. The decrease in gross margins was the result of higher levels of discounting merchandise.
The current quarter’s gross profit on jewelry scrapping sales increased $3.3 million from the prior year quarter to $7.0 million. This was due to a $5.9 million increase in jewelry scrapping sales on 19% more volume and a 7.2 percentage point improvement in margins. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. The net effect of these factors comprises most of the improvement in gross profit from jewelry scrapping sales in the current quarter.
Merchandise and jewelry scrapping sales volume is heavily dependent on inventory available for sale, or beginning inventory on hand plus pawn loan forfeitures and inventory purchases. Inventory available for sale in the current quarter was 17% higher than in the prior year quarter, largely due to same store pawn loan growth and the related increase in loan forfeitures and the June 2007 acquisition of fifteen pawn stores. Total merchandise sales for the quarter were 10% above the prior year quarter.
The segment’s signature loan contribution, or fee revenue less bad debt, decreased $0.1 million in the current quarter compared to the prior year quarter due to lower fee revenues on a lower average loan balance, combined with an increase in signature loan bad debt from 18.7% of fees in the prior year quarter to 24.9% in the current quarter.
Operations expense improved to 51% of net revenues ($23.5 million) in the current quarter from 58% of net revenues ($21.5 million) in the prior year quarter as operating expenses grew at a slower pace than the segment’s net revenues.
In the current quarter, the $8.4 million greater net revenue from U.S. pawn activities, partially offset by the $2.0 million higher operations expense and $0.1 million lower contribution from signature loans resulted in a $6.3 million overall increase in store operating income from the EZPAWN U.S. Operations segment compared to the prior year quarter. For the current quarter, the EZPAWN U.S. Operations segment made up 67% of consolidated store operating income compared to 62% in the prior year quarter.

EZPAWN Mexico Operations Segment
The following table presents selected financial data for the EZPAWN Mexico Operations segment:

	Three Months Ended March 31,
	2008		2007
	(Dollars in thousands)
Sales	$1,583		$13
Pawn service charges	1,065		8
Signature loan fees	—		—
Other	3		—

Total revenues	2,651		21
Cost of goods sold	947		7

Net revenues	1,704		14
Operating expenses:
Operations expense	889		58
Signature loan bad debt	—		—

Total store operating expenses	889		58
Store operating income	$815		$(44)

Other data:
Gross margin on sales	40%		46%
Annualized inventory turnover	2.7	x	0.7	x
Average pawn loan balance per pawn store at quarter end	$133		$18
Average inventory per pawn store at quarter end	$58		$42
Average yield on pawn loan portfolio (a)	136%		188%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
In the prior year quarter, our EZPAWN Mexico Operations segment included the results from our first two stores opened in the first and second quarters of fiscal 2007. The current quarter results include results from those stores, the twenty stores acquired October 22, 2007, and the four additional stores opened since the end of the prior year quarter.
The table below presents our sales volume, gross profit, and gross margins in the EZPAWN Mexico Operations segment:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Merchandise sales	$1,374	$13
Jewelry scrapping sales	209	—

Total sales	$1,583	$13

Gross profit on merchandise sales	$551	$6
Gross profit on jewelry scrapping sales	$85	$—

Gross margin on merchandise sales	40.1%	46.2%
Gross margin on jewelry scrapping sales	40.7%	N/A
Overall gross margin	40.2%	46.2%
The current quarter’s merchandise gross profit increased to $0.6 million on $1.4 million of sales due to new and acquired stores. Gross margins on merchandise sales were 40.1%.
The current quarter’s gross profit on jewelry scrapping sales was $0.1 million on $0.2 million of proceeds. Gross margins on jewelry scrapping sales were 40.7%.

Operations expense was 52% of segment net revenues ($0.9 million) in the current quarter. Operating expenses exceeded net revenues in the prior year quarter during the start-up period of our Mexico operations.
In the current quarter, the $1.7 million greater net revenue from Mexico pawn activities, partially offset by the $0.8 million higher operations expense resulted in a $0.9 million overall increase in store operating income from the EZPAWN Mexico Operations segment compared to the prior year quarter. For the current quarter, the EZPAWN Mexico Operations segment made up three percent of consolidated store operating income, compared to a small loss in the start-up period in the prior year quarter.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Signature loan fees	$29,494	$21,921
Signature loan bad debt	6,465	2,768

Fee revenue less bad debt	23,029	19,153

Operations expense	13,111	9,545

Store operating income	$9,918	$9,608

Other data:
Signature loan bad debt as a percent of signature loan fees	21.9%	12.6%
Average signature loan balance per store offering signature loans at quarter end (a)	$54	$53

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $3.9 million, or 20% compared to the prior year quarter. The primary drivers of the increased contribution were the higher average loan balances at existing stores and the addition of new stores, resulting in a 35% increase in the current quarter signature loan fee revenue. Signature loan bad debt increased $3.7 million to 21.9% of related fees in the current quarter compared to 12.6% in the prior year quarter. We believe the current macro-economic pressures on our customers, their employment, and general access to cash to repay their debts was the primary cause of our increased difficulty in collecting bad debt in the quarter. For the past several years, we also have sold our bad debt, on a weekly basis, to third parties after 60 days of internal collection efforts, but saw market rates for debt sales decline in the current quarter. We are now continuing to work our bad debt past 60 days and employ a combination of in-house collections, third party debt sales, and testing several new ancillary collection techniques.
Operations expense increased $3.6 million in the current quarter to $13.1 million, but remained unchanged from the prior year quarter at 44% of segment net revenues. The dollar increase was from additional labor, rent, and other costs at new and existing stores. In the current quarter, operations expense was $29,300 per average store, compared to $27,700 in the prior year quarter.
In the current quarter, the $3.9 million increase in signature loan fees net of bad debt and $3.6 million greater operations expense resulted in a $0.3 million net increase in store operating income from the EZMONEY Operations segment. For the current quarter, the EZMONEY Operations made up 30% of consolidated store operating income compared to 38% in the prior year quarter.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current quarter were $9.8 million compared to $8.0 million in the prior year quarter, or 12.8% of net revenues compared to 13.4% in the prior year quarter. The increase was due primarily to a $0.8 million increase in administrative labor and benefits as we build the infrastructure to support our continued growth and a $0.7 million increase in professional fees.
Depreciation and amortization expense was $3.1 million in the current quarter, compared to $2.4 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new EZMONEY stores and acquired pawn stores, exceeded the reduction from assets that became fully depreciated or were retired in the period. We experienced increased amortization of intangible assets acquired with the two acquisitions since the end of the prior year quarter.
We earned $0.1 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 3.1%. In the comparable prior year quarter, we earned $0.6 million of interest income on our invested cash, yielding 5.1%.
Our $0.1 million interest expense in the current and prior year quarter was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit, as we had no debt in either period.
Our equity interest in the earnings of Albemarle & Bond increased $0.3 million in the current quarter to $1.1 million. The increase was a result of A&B’s continued same store improvement in earnings, the additional income A&B earned from the 26 stores it acquired in July 2007, and our incremental investment in A&B in July 2007.
The current quarter income tax expense was $7.9 million (37.7% of pretax income) compared to $6.0 million (37.0% of pretax income) for the prior year quarter. The increase in effective tax rate between these periods is due to anticipated higher state taxes.
Consolidated operating income for the current quarter improved $4.9 million over the prior year quarter to $19.8 million. Contributing to this were the $6.3 million, $0.9 million and $0.3 million increases in store operating income in our EZPAWN U.S., EZPAWN Mexico and EZMONEY Operations segments, partially offset by the $1.9 million increase in administrative expenses. After a $0.7 million increase in depreciation and amortization and a $1.9 million increase in income taxes and other smaller items, net income improved to $13.0 million in the current quarter from $10.2 million in the prior year quarter.

Six Months Ended March 31, 2008 vs. Six Months Ended March 31, 2007
The following discussion compares our results of operations for the six months ended March 31, 2008 to the six months ended March 31, 2007. The discussion should be read with the accompanying financial statements and related notes.
EZPAWN U.S. Operations Segment
The following table presents selected financial data for the EZPAWN U.S. Operations segment:

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
Sales	$113,948		$98,998
Pawn service charges	42,710		34,508
Signature loan fees	1,481		1,704
Other	703		692

Total revenues	158,842		135,902
Cost of goods sold	68,552		60,188

Net revenues	90,290		75,714
Operating expenses:
Operations expense	47,029		43,166
Signature loan bad debt	539		484

Total store operating expenses	47,568		43,650

Store operating income	$42,722		$32,064

Other data:
Gross margin on sales	40%		39%
Annualized inventory turnover	3.5	x	3.5	x
Average pawn loan balance per pawn store at quarter end	$181		$154
Average inventory per pawn store at quarter end	$117		$102
Average yield on pawn loan portfolio (a)	148%		149%
Pawn loan redemption rate	79%		78%
Average signature loan balance per store offering signature loans at quarter end (b)	$9		$10

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current year-to-date U.S. pawn service charge revenue increased 24%, or $8.2 million from the prior year to $42.7 million. This increase was due to a 16%, or $5.5 million increase in same store pawn service charges and $2.7 million of pawn service charges at acquired stores. The same store improvement was due primarily to a higher average pawn loan balance, partially offset by a one percentage point lower yield. We have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors, including three increases over the last year. This contributed about $3.8 million to the increase in U.S. pawn service charges in the current year-to-date period.

The table below presents our sales volume, gross profit, and gross margins in the EZPAWN U.S. Operations segment:

	Six Months Ended March 31,
	2008	2007
	(Dollars in millions)
Merchandise sales	$82.7	$77.4
Jewelry scrapping sales	31.2	21.6

Total sales	$113.9	$99.0

Gross profit on merchandise sales	$32.8	$31.2
Gross profit on jewelry scrapping sales	$12.6	$7.6

Gross margin on merchandise sales	39.6%	40.4%
Gross margin on jewelry scrapping sales	40.4%	35.1%
Overall gross margin	39.8%	39.2%
The current year-to-date period’s merchandise gross profit increased $1.6 million from the prior year-to-date period to $32.8 million. This was due to $4.5 million of additional sales from the fifteen pawn stores acquired in June 2007 and a one percentage point increase in same store sales, partially offset by a decrease of 0.8 of a percentage point in gross margins to 39.6%.
The current year-to-date period’s gross profit on jewelry scrapping sales increased $5.0 million from the prior year-to-date period to $12.6 million. This was due to a $9.6 million increase in jewelry scrapping sales on 12% more volume and a 5.3 percentage point improvement in margins. The jewelry scrapping sales include the current year-to-date period sale of approximately $0.3 million of loose diamonds removed from scrapped jewelry, compared to approximately $0.5 million in the prior year-to-date period. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. The net effect of these factors comprises most of the improvement in gross profit from jewelry scrapping sales in the current year-to-date period.
The segment’s signature loan contribution, or fee revenue less bad debt, decreased $0.3 million in the current year-to-date period due to lower fee revenues on a lower average loan balance, combined with an increase in signature loan bad debt from 28.4% of fees in the prior year-to-date period to 36.4% in the current year-to-date period.
Operations expense improved to 52% of net revenues ($47.0 million) in the current year-to-date period from 57% of net revenues ($43.2 million) in the prior year-to-date period as operating expenses grew at a slower pace than the segment’s net revenues.
In the current year-to-date period, the $14.8 million greater net revenue from U.S. pawn activities, partially offset by the $3.8 million higher operations expense and $0.3 million lower contribution from signature loans resulted in a $10.7 million overall increase in store operating income from the EZPAWN U.S. Operations segment compared to the prior year-to-date period. For the current year-to-date period, the EZPAWN U.S. Operations segment made up 66% of consolidated store operating income compared to 65% in the prior year-to-date period.

EZPAWN Mexico Operations Segment
The following table presents selected financial data for the EZPAWN Mexico Operations segment:

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
Sales	$2,889		$14
Pawn service charges	1,983		10
Signature loan fees	—		—
Other	4		—

Total revenues	4,876		24
Cost of goods sold	1,720		9

Net revenues	3,156		15
Operating expenses:
Operations expense	1,721		120
Signature loan bad debt	—		—

Total store operating expenses	1,721		120

Store operating income	$1,435		$(105)

Other data:
Gross margin on sales	41%		36%
Annualized inventory turnover	1.9	x	0.4	x
Average pawn loan balance per pawn store at quarter end	$133		$18
Average inventory per pawn store at quarter end	$58		$42
Average yield on pawn loan portfolio (a)	138%		127%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
In the prior year-to-date period, our EZPAWN Mexico Operations segment included the results from our first two stores opened in that period. The current year-to-date results include results from those stores, the twenty stores acquired October 22, 2007, and the four additional stores opened since the end of the prior year-to-date period.
The table below presents our sales volume, gross profit, and gross margins in the EZPAWN Mexico Operations segment:

	Six Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Merchandise sales	$2,489	$14
Jewelry scrapping sales	400	—

Total sales	$2,889	$14

Gross profit on merchandise sales	$1,004	$5
Gross profit on jewelry scrapping sales	$165	$—

Gross margin on merchandise sales	40.3%	35.7%
Gross margin on jewelry scrapping sales	41.3%	N/A
Overall gross margin	40.5%	35.7%
The current year-to-date period’s merchandise gross profit increased to $1.0 million on $2.5 million of sales due to new and acquired stores. Gross margins on merchandise sales were 40.3%.
The current year-to-date period’s gross profit on jewelry scrapping sales was $0.2 million on $0.4 million of proceeds. Gross margins on jewelry scrapping sales were 41.3%.

Operations expense was 55% of segment net revenues ($1.7 million) in the current year-to-date period. Operating expenses exceeded net revenues in the prior year-to-date period during the start-up period of our Mexico operations.
In the current year-to-date period, the $3.1 million greater net revenue from Mexico pawn activities, partially offset by the $1.6 million higher operations expense resulted in a $1.5 million overall increase in store operating income from the EZPAWN Mexico Operations segment compared to the prior year-to-date period. For the current year-to-date period, the EZPAWN Mexico Operations segment made up two percent of consolidated store operating income, compared to a small loss in the start-up period in the prior year-to-date period.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Six Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Signature loan fees	$62,213	$45,404
Signature loan bad debt	15,763	8,460

Fee revenue less bad debt	46,450	36,944

Operations expense	25,842	19,206

Store operating income	$20,608	$17,738

Other data:
Signature loan bad debt as a percent of signature loan fees	25.3%	18.6%
Average signature loan balance per store offering signature loans at quarter end (a)	$54	$53

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $9.5 million, or 26% compared to the prior year-to-date period. The primary drivers of the increased contribution were the higher average loan balances at existing stores and the addition of new stores, resulting in a 37% increase in the current year-to-date period signature loan fee revenue. Signature loan bad debt increased $7.3 million to 25.3% of related fees in the current year-to-date period compared to 18.6% in the prior year-to-date period. We believe the current macro-economic pressures on our customers, their employment, and general access to cash to repay their debts was the primary cause of our increased difficulty in collecting bad debt in the current year-to-date period. For the past several years, we also have sold our bad debt, on a weekly basis, to third parties after 60 days of internal collection efforts, but saw market rates for debt sales decline in the current period. We are now continuing to work our bad debt past 60 days and employ a combination of in-house collections, third party debt sales, and testing several new ancillary collection techniques.
Operations expense increased $6.6 million in the current year-to-date period to $25.8 million, but remained unchanged from the prior year-to-date period at 42% of segment net revenues. The dollar increase was mostly from additional labor, rent, and other costs at new and existing stores. In the current year-to-date period, operations expense was $58,700 per average store, compared to $56,700 in the prior year-to-date period.
In the current year-to-date period, the $9.5 million increase in signature loan fees net of bad debt and $6.6 million greater operations expense resulted in a $2.9 million net increase in store operating income from the EZMONEY Operations segment. For the current year-to-date period, the EZMONEY Operations made up 32% of consolidated store operating income compared to 36% in the prior year-to-date period.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current year-to-date period were $19.7 million compared to $15.5 million in the prior year-to-date period, or 12.7% of net revenues compared to 12.8% in the prior year-to-date period. The increase was due primarily to a $2.0 million increase in administrative labor and benefits as we build the infrastructure to support our continued growth and a $1.5 million increase in professional fees.
Depreciation and amortization expense was $5.9 million in the current year, compared to $4.7 million in the prior year. Depreciation on assets placed in service, primarily related to new EZMONEY stores and acquired pawn stores, exceeded the reduction from assets that became fully depreciated or were retired. We experienced increased amortization of intangible assets acquired with the two acquisitions since the end of the prior year-to-date period.
We earned $0.2 million of interest income on our invested cash in the current year-to-date period, for an annualized rate of return of 3.2%. In the comparable prior year period, we earned $0.9 million of interest income on our invested cash, yielding 5.0%.
Our $0.2 million interest expense in the current year-to-date period and $0.1 million interest expense in the prior year-to-date period was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit, as we had no debt in either period.
Our equity interest in the earnings of Albemarle & Bond increased $0.7 million in the current year-to-date period to $2.2 million. The increase was a result of A&B’s continued same store improvement in earnings, the additional income A&B earned from the 26 stores it acquired in July 2007, and our incremental investment in A&B in July 2007.
The current year-to-date income tax expense was $15.5 million (37.7% of pretax income) compared to $11.7 million (37.0% of pretax income) in the prior year period. The increase in effective tax rate between these periods is due to anticipated higher state taxes.
Consolidated operating income for the current year-to-date period improved $9.6 million over the prior year-to-date period to $39.1 million. Contributing to this were the $10.7 million, $1.5 million and $2.9 million increases in store operating income in our EZPAWN U.S., EZPAWN Mexico and EZMONEY Operations segments, partially offset by the $4.2 million increase in administrative expenses. After a $1.2 million increase in depreciation and amortization and a $3.8 million increase in income taxes and other smaller items, net income improved to $25.6 million in the current year-to-date period from $20.0 million in the prior year-to-date period.
Liquidity and Capital Resources
In the current year-to-date period, our $31.1 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $34.6 million, net of (b) $3.5 million of normal, recurring changes in operating assets and liabilities. In the prior year-to-date period, our $24.4 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $25.7 million, net of (b) $1.3 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two periods were an increase in the gross profit on sales of inventory and an increase in collected pawn service charges and signature loan fees, net of higher operating expenses and taxes paid.
The $18.5 million of cash used in investing activities during the current year-to-date period were funded by cash flow from operations. Our most significant investments were the $15.4 million acquisition of 20 Mexico pawn stores and $9.6 million of additions to property and equipment primarily for new store construction. Another significant investment was the funding of $4.1 million of payday loans net of repayments. Offsetting this was $9.6 million of pawn loan repayments and principal recovery through the sale of forfeited collateral over pawn loans made and the $1.1 million of dividends received from an unconsolidated affiliate. We also received $0.4 million of cash and tax benefits from the exercise of stock options and warrants. The net effect of these and other smaller cash flows was a $13.0 million increase in cash on hand, providing a $35.6 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	0.2	0.1	0.1	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	154.2	23.2	41.2	34.3	55.5
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$154.4	$23.3	$41.3	$34.3	$55.5

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At March 31, 2008, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $21.4 million. This amount includes principal, interest, and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes, and insurance at most of our locations. In the most recent fiscal year ended September 30, 2007, these collectively amounted to $8.2 million.
In the remaining six months of fiscal 2008, we plan to open approximately 35 to 45 new signature loan stores in the U.S. and eight to ten new pawn stores in Mexico for an expected capital expenditure of approximately $3.4 million, plus the funding of working capital and start-up losses at these stores. We believe these new stores will create a drag on earnings and cash flow in their first six to nine months of operations before turning profitable.
While we had no debt outstanding at March 31, 2008, we have a $40 million revolving credit facility secured by our assets, which matures October 1, 2009. Under the terms of the agreement, we could borrow the full $40 million at March 31, 2008. Terms of the agreement require, among other things, that we meet certain financial covenants. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee we anticipate paying through the maturity of the credit agreement, assuming we remain debt-free.
On March 17, 2008, we announced our agreement to acquire up to 100%, but not less than 70%, of the equity ownership of Value Financial Services, Inc. for approximately $100 million, subject to our due diligence review. On April 28, 2008, we amended the agreement to extend the due diligence period to May 13, 2008 and the expected closing date to June 26, 2008, among other related changes. If the acquisition is completed, our cash on hand and availability under our current credit facility will be inadequate to fund the acquisition and other operating cash needs. We are currently negotiating, and expect to complete an increase to our credit facility to provide adequate cash to fund this acquisition and operating cash needs.
If the acquisition is not completed, we anticipate that cash flow from operations, cash on hand, and availability under our existing revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.

Off-Balance Sheet Arrangements
We issue letters of credit to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fee. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB Financial Interpretation No. 46 regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At March 31, 2008, the allowance for Expected LOC Losses was $1.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $21.4 million. This amount includes principal, interest and insufficient funds fees.
We have no other off-balance sheet arrangements.
Seasonality
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day, and the impact of tax refunds in the United States. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory. Jewelry scrapping sales generally are greatest during our fourth fiscal quarter (July through September) due to relatively low jewelry merchandise sales in that quarter.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the quarter ended December 31, 2007 (included in our March 31, 2008 results on a three-month lag as described above) was a $390,000 decrease, net of tax effect, to stockholders’ equity. On March 31, 2008, the U.K. pound weakened to £1.00 to $1.9951 U.S. from $1.9973 U.S. at December 31, 2007.
Similar to the discussion above regarding the U.K. pound, fluctuations in the exchange rate for the Mexican peso also affect our earnings and financial position due to our pawn operations in Mexico. The translation adjustment representing the strengthening of the Mexican peso during the current quarter was a $281,000 increase to stockholders’ equity.
We cannot assure the future valuation of the U.K. pound or Mexican peso or how further movements in them could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, acquisitions and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” “will,” and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and you should not regard them as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect our operations, performance, development and results. You are cautioned not to overly rely on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, including without limitation, changes in our business strategy or planned capital expenditures, acquisitions, store growth plans or to reflect unanticipated events.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Controls
There were no changes in our internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We anticipate making certain internal control changes in our pawn operations in Mexico as a result of acquiring 20 pawn stores in Mexico on October 22, 2007. These control changes will be made to subject our Mexican operations to the same or similar controls as currently utilized in the remainder of our operations and accounting, including transitioning the acquired stores to utilizing our existing general ledger ERP system and ensuring their compliance with U.S. GAAP. This transition will be made within one year of the October 22, 2007 acquisition date. Our Mexican operations comprised approximately two percent of our total revenues in the quarter ended March 31, 2008, and approximately seven percent of our total assets at March 31, 2008.

PART II
Item 1. Legal Proceedings
See Note F, “Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements included in this filing.
Item 1A. Risk Factors
Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007, and in the following item:
• If we are unable to negotiate an increase to our credit facility or find alternate funding sources, we may be unable to complete our planned acquisition of Value Financial Services, Inc. Pending completion of our due diligence, we plan to acquire up to 100%, but not less than 70%, of the equity ownership of Value Financial Services, Inc. for approximately $100 million. On April 28, 2008, we amended the agreement to extend the due diligence period to May 13, 2008 and the expected closing date to June 26, 2008, among other related changes. If the acquisition is completed, our cash on hand and availability under our current credit facility will be inadequate to fund the acquisition and other operating cash needs. We currently are negotiating an increase to our credit facility to provide adequate cash to fund this acquisition and operating cash needs. If we are unsuccessful in negotiating an increase to our credit facility, we will need to secure other sources of funding to complete the acquisition, or may be unable to complete the acquisition.
Item 6. Exhibits

Exhibit
Number	Description
10.1	Stock purchase agreement dated March 2008 regarding Value Financial Services, Inc.

10.2	Amendment No. 1 to stock purchase agreement dated March 2008 regarding Value Financial Services, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC. (Registrant)

Date: May 5, 2008	By: /s/ DAN N. TONISSEN (Signature)

Dan N. Tonissen
Senior Vice President,
Chief Financial Officer &
Director

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Stock purchase agreement dated March 2008 regarding Value Financial Services, Inc.

10.2	Amendment No. 1 to stock purchase agreement dated March 2008 regarding Value Financial Services, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002