Form 10-Q
period 2008-06-30
EZCORP INC
filed 2008-08-11
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008	Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1901 Capital Parkway
Austin, Texas 78746
(Address of principal executive offices)
Registrant’s telephone number: (512) 314-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
As of June 30, 2008, 38,470,731 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	June 30,	September 30,
	2008	2007	2007
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$29,812	$31,686	$22,533
Pawn loans	68,022	58,053	60,742
Payday loans, net	6,598	4,514	4,814
Pawn service charges receivable, net	10,061	8,150	10,113
Signature loan fees receivable, net	5,086	5,439	5,992
Inventory, net	39,444	33,641	37,942
Deferred tax asset, net	9,007	7,344	8,964
Federal income taxes receivable	454	—	—
Prepaid expenses and other assets	5,622	5,197	6,146

Total current assets	174,106	154,024	157,246

Investment in unconsolidated affiliate	37,248	21,250	35,746
Property and equipment, net	38,661	31,895	33,806
Deferred tax asset, non-current	5,620	4,536	4,765
Goodwill	24,779	16,211	16,211
Other assets, net	5,585	3,448	3,412

Total assets	$285,999	$231,364	$251,186

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$24,120	$21,658	$25,592
Customer layaway deposits	2,254	1,888	1,988
Federal income taxes payable	—	1,255	4,795

Total current liabilities	26,374	24,801	32,375

Deferred gains and other long-term liabilities	2,909	2,977	2,886
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; 5 million shares authorized; none issued and outstanding	—	—	—
Class A Non-voting Common Stock, par value $.01 per share; 50 million shares authorized; 38,497,830 issued and 38,470,731 outstanding at June 30, 2008; 38,356,436 issued and 38,329,337 outstanding at June 30, 2007; 38,363,176 issued and 38,336,077 outstanding at September 30, 2007	385	383	383
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	134,598	130,236	131,098
Cumulative effect of adopting a new accounting principle	(106)	—	—
Retained earnings	118,245	70,692	81,847

	253,152	201,341	213,358
Treasury stock, at cost (27,099 shares)	(35)	(35)	(35)
Accumulated other comprehensive income	3,599	2,280	2,602

Total stockholders’ equity	256,716	203,586	215,925

Total liabilities and stockholders’ equity	$285,999	$231,364	$251,186

See Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Sales	$53,635	$42,676	$170,472	$141,688
Pawn service charges	22,691	16,978	67,384	51,496
Signature loan fees	31,223	27,024	94,917	74,132
Other	521	315	1,228	1,007

Total revenues	108,070	86,993	334,001	268,323

Cost of goods sold	31,460	25,421	101,732	85,618

Net revenues	76,610	61,572	232,269	182,705

Operating expenses:
Operations	38,593	31,595	113,185	94,087
Signature loan bad debt	8,545	10,142	24,847	19,086
Administrative	9,807	8,033	29,541	23,528
Depreciation and amortization	3,081	2,495	9,027	7,194

Total operating expenses	60,026	52,265	176,600	143,895

Operating income	16,584	9,307	55,669	38,810

Interest income	(165)	(618)	(359)	(1,499)
Interest expense	72	67	228	214
Equity in net income of unconsolidated affiliate	(997)	(720)	(3,162)	(2,185)
(Gain) / loss on sale / disposal of assets	284	(155)	527	(131)
Other	11	—	11	—

Income before income taxes	17,379	10,733	58,424	42,411
Income tax expense	6,552	3,971	22,026	15,692

Net income	$10,827	$6,762	$36,398	$26,719

Net income per common share:
Basic	$0.26	$0.16	$0.88	$0.65

Diluted	$0.25	$0.16	$0.84	$0.62

Weighted average shares outstanding:
Basic	41,419	41,282	41,380	40,943
Diluted	43,325	43,482	43,269	43,393
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
	(In thousands)
Operating Activities:
Net income	$36,398	$26,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,027	7,194
Payday loan loss provision	5,666	3,316
Deferred taxes	(856)	(787)
Net (gain)/loss on sale or disposal of assets	527	(131)
Share-based compensation	2,826	2,726
Income from investment in unconsolidated affiliate	(3,162)	(2,185)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	1,196	(432)
Inventory, net	(120)	407
Prepaid expenses, other current assets, and other assets, net	271	(1,160)
Accounts payable and accrued expenses	(1,327)	(951)
Customer layaway deposits	198	(79)
Deferred gains and other long-term liabilities	(46)	(272)
Excess tax benefit from stock-based compensation	(352)	(895)
Federal income taxes	(5,003)	2,756

Net cash provided by operating activities	45,243	36,226

Investing Activities:
Pawn loans made	(187,831)	(150,656)
Pawn loans repaid	102,841	80,530
Recovery of pawn loan principal through sale of forfeited collateral	80,751	69,824
Payday loans made	(57,449)	(32,708)
Payday loans repaid	49,999	27,427
Additions to property and equipment	(13,094)	(9,234)
Acquisitions, net of cash acquired	(15,467)	(23,201)
Dividends from unconsolidated affiliate	1,745	1,274
Proceeds from sale of assets	—	200

Net cash used in investing activities	(38,505)	(36,544)

Financing Activities:
Proceeds from exercise of stock options and warrants	189	1,453
Excess tax benefit from stock-based compensation	352	895
Debt issuance costs	—	(283)

Net cash provided by financing activities	541	2,065

Change in cash and equivalents	7,279	1,747
Cash and equivalents at beginning of period	22,533	29,939

Cash and equivalents at end of period	$29,812	$31,686

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$81,115	$66,521
Foreign currency translation adjustment	$(997)	$(1,055)
Issuance of common stock to 401(k) plan	$135	$27
Cumulative effect of adopting a new accounting principle	$106	$—
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
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
Our business is subject to seasonal variations, and operating results for the three and nine-month periods ended June 30, 2008 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
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
CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At June 30, 2008, the allowance for Expected LOC Losses was $1.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $23.7 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
PAYDAY LOAN REVENUE RECOGNITION: We accrue fees in accordance with state laws on the percentage of payday loans we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Payday loan fee revenue is included in “Signature loan fees” on our statements of operations. Loan terms are generally less than 30 days, averaging about 18 days.
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
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At June 30, 2008, the inventory valuation allowance was $4.3 million, or 9.8% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
PROPERTY AND EQUIPMENT: Property and equipment is shown net of accumulated depreciation of $92.5 million at June 30, 2008.
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

INCOME TAXES: We calculate the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was unchanged from the prior year-to-date period at $0.4 million at June 30, 2008.
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
SEGMENTS: We account for our operations in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Effective October 1, 2007, we reorganized to manage our business operations and internal reporting as three reportable segments. Prior to October 1, 2007, we had two reportable segments. See Note L for further discussion and separate data for each segment.
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
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report in earnings at each subsequent reporting date those unrealized gains and losses on items for which the fair value option has been elected. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 will be effective beginning in our fiscal year ending September 30, 2009. We expect adoption of SFAS No. 159 to have no impact on our financial position, results of operations or cash flows.
In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price, and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. Among other changes, SFAS No. 141(R) will require us to immediately expense transaction costs that have historically been included in the purchase price allocation under existing guidance. SFAS No. 141(R) will apply prospectively to any acquisitions we complete on or after October 1, 2009.
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. We must adopt SFAS No. 161 by January 1, 2009. We do not expect SFAS No. 161 to have a material effect on our financial position, results of operations, or cash flows. We do not currently use any derivative financial instruments.

Note C: Acquisitions
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.5 million cash and direct transaction costs. The estimated fair values of the assets acquired and liabilities assumed are preliminary, and may be refined within a year of the acquisition. The initial valuation of $15.3 million increased to $15.5 million in the current year-to-date period due to additional professional fees related to the acquisition. The increase was recorded as an increase to goodwill. In the quarter ended March 31, 2008, we also refined our estimated fair value of the non-compete agreement, which increased the non-compete agreement by $0.4 million, and decreased goodwill by an offsetting amount.
The purchase price is preliminarily allocated as follows, including the adjustments discussed above (in thousands):

Current assets:
Pawn loans	$3,230
Pawn service charges receivable, net	224
Inventory, net	940
Deferred tax asset	41
Prepaid expenses and other assets	40

Total current assets	4,475

Property and equipment	800
Non-compete agreement	2,000
Goodwill	8,156
Other assets, net	131

Total assets	$15,562

Liabilities:
Accrued liabilities	$(30)
Customer deposits	(65)

Total liabilities	(95)

Net assets acquired	$15,467

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
Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (A)	$10,827	$6,762	$36,398	$26,719

Weighted average outstanding shares of common stock (B)	41,419	41,282	41,380	40,943
Dilutive effect of stock options, warrants, and restricted stock	1,906	2,200	1,889	2,450

Weighted average common stock and common stock equivalents (C)	43,325	43,482	43,269	43,393

Basic earnings per share (A/B)	$0.26	$0.16	$0.88	$0.65

Diluted earnings per share (A/C)	$0.25	$0.16	$0.84	$0.62

We excluded anti-dilutive options, warrants and restricted stock grants from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.
Note E: Investment in Unconsolidated Affiliate
At June 30, 2008, we owned 16,298,875 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 29.95% of A&B’s total outstanding shares. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. A&B files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our current year-to-date period ended June 30, 2008 represents our percentage interest in the results of A&B’s operations from July 1, 2007 to March 31, 2008, including the results of 26 stores A&B acquired from a competitor on July 12, 2007.
On July 1, 2007, A&B discontinued use of U.K. GAAP and adopted International Financial Reporting Standards, or IFRS. The prior year figures shown below are restated on IFRS for comparability to the current year presentation. Below is summarized financial information for A&B’s most recently reported results (using average exchange rates for the periods indicated):

	Six Months Ended December 31,
	2007	2006 (Restated)
	(in thousands)
Turnover (gross revenues)	$50,660	$32,669
Gross profit	36,574	23,447
Profit after tax (net income)	7,230	5,239
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
In May 2007, the State of Texas filed suit against EZCORP, Inc. and our Texas affiliates in state district court alleging violations of the Texas Identity Theft statute, Deceptive Trade Practices Act, and a provision of the Business and Commerce Code by allegedly failing to safeguard and properly dispose of customers’ sensitive personal information. We are not aware of any customer that was harmed by our alleged actions, and have reviewed and enhanced our information security polices to address the State’s concerns. In cooperation with the Attorney General’s office, we reached a $0.6 million settlement of the lawsuit, and agreed to a permanent injunction regarding the safeguarding and disposal of the customer information. The settlement was recorded as a charge to Administrative Expense in the current quarter.
The Florida Office of Financial Regulation previously filed an administrative action against us alleging that our Florida credit service organization business model used in eleven stores adjoining EZPAWN locations violated state usury law. After a contested administrative hearing, the Office of Financial Regulation issued a cease and desist order against our credit services operations in Florida on June 12, 2008. On June 13, 2008 we filed a Notice of Appeal with the First District Court of Appeal of Florida. To comply with the Office of Financial Regulation’s order pending the final outcome on appeal, we closed our eleven EZMONEY credit service organization stores in Florida. As a result of the closure of these stores, we recorded in the current quarter a loss on disposal of property and equipment of $0.2 million and a $0.5 million charge to EZMONEY Operating Income. The Operating income charge was comprised of a $0.2 million reduction of fees, a $0.3 million bad debt charge for expected increases in loan defaults resulting from the closure, and a $38,000 charge for employee severance payments. We expect no further charges as a result of these store closures.

Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the current quarter and current fiscal year-to-date periods ended June 30, 2008 was $11.5 million and $37.4 million. For the comparable 2007 periods, comprehensive income was $6.8 million and $27.8 million, respectively. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At June 30, 2008, the accumulated balance of foreign currency activity excluded from net income was $5.5 million, net of tax of $1.9 million. The net $3.6 million is presented as “Accumulated other comprehensive income” in the current quarter balance sheet.
Note H: Long-term Debt
While we had no debt at June 30, 2008 and 2007, we have a $40.0 million Fourth Amended and Restated Credit Agreement containing a revolving credit facility secured by our assets, which matures October 1, 2009. For any borrowed funds, we may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank’s base rate. On the unused amount of the revolving facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2008. Payment of dividends and additional debt are allowed but restricted.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	June 30, 2008	June 30, 2007	September 30, 2007
		(In thousands)
Pawn licenses	$1,549	$1,549	$1,549
Goodwill	24,779	16,211	16,211

Total	$26,328	$17,760	$17,760

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	June 30, 2008		June 30, 2007		September 30, 2007
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(311)	$345	$(281)	$345	$(288)
Real estate finders’ fees	556	(340)	556	(323)	556	(327)
Non-compete agreements	2,998	(712)	898	(293)	898	(324)
Customer list	—	—	20	—	—	—

Total	$3,919	$(1,383)	$1,819	$(897)	$1,819	$(959)

Total amortization expense from definite-lived intangible assets for the current quarter and year-to-date periods ended June 30, 2008 was approximately $146,000 and $414,000. For the comparable 2007 periods, amortization expense was approximately $17,000 and $52,000. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2007 (in thousands):

Fiscal Year	Amortization Expense
2008	$571
2009	$579
2010	$565
2011	$558
2012	$525
Thereafter	$163
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Common Stock, Warrants, Options, and Share-based Compensation
Our income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Gross compensation cost	$902	$1,061	$2,826	$2,726
Income tax benefit	(275)	(322)	(874)	(858)

Share-based compensation cost, net of tax benefit	$627	$739	$1,952	$1,868

Stock option and warrant exercises resulted in the issuance of 31,114 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $42,000. For the current year-to-date period, 122,813 shares of Common Stock were issued for total proceeds of $189,000.
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

Below is a reconciliation of the beginning and ending unrecognized tax benefits for the current year-to-date period (in thousands):

Unrecognized tax benefits at September 30, 2007	$—
Addition upon initial adoption of FIN 48 October 1, 2007	106
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at June 30, 2008	$106

We are subject to U.S. and Mexican income taxes as well as to income taxes levied by various other state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2003. The statutes of limitations related to our recorded liability expire between June 15, 2009 and June 15, 2011.

Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment. Prior to October 1, 2007, we had two reportable segments. Effective October 1, 2007, we broke our previously immaterial Mexico pawn operations, called Empeño Fácil, into a reportable segment separate from other pawn operations, and have restated prior year amounts on a comparable basis. The three reportable segments are:
•	EZPAWN U.S. Operations: This segment offers pawn loans and related sales in our 294 U.S. EZPAWN stores and offers signature loans in six U.S. EZMONEY stores and 71 of our U.S. EZPAWN stores.

•	Empeño Fácil: This segment offers pawn loans and related sales in 30 Empeño Fácil pawn stores in Mexico.

•	EZMONEY Operations: This segment operates only in the United States and offers signature loans in 455 of our EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	EZPAWN
	U.S.	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Three Months Ended June 30, 2008:
Revenues:
Sales	$51,799	$1,836	$—	$53,635
Pawn service charges	21,378	1,313	—	22,691
Signature loan fees	650	—	30,573	31,223
Other	521	—	—	521

Total revenues	74,348	3,149	30,573	108,070

Cost of goods sold	30,301	1,159	—	31,460

Net revenues	44,047	1,990	30,573	76,610

Operating expenses:
Operations expense	24,371	1,059	13,163	38,593
Signature loan bad debt	202	—	8,343	8,545

Total direct expenses	24,573	1,059	21,506	47,138

Store operating income	$19,474	$931	$9,067	$29,472

Three Months Ended June 30, 2007:
Revenues:
Sales	$42,623	$53	$—	$42,676
Pawn service charges	16,955	23	—	16,978
Signature loan fees	782	—	26,242	27,024
Other	315	—	—	315

Total revenues	60,675	76	26,242	86,993

Cost of goods sold	25,395	26	—	25,421

Net revenues	35,280	50	26,242	61,572

Operating expenses:
Operations expense	21,481	117	9,997	31,595
Signature loan bad debt	559	—	9,583	10,142

Total direct expenses	22,040	117	19,580	41,737

Store operating income	$13,240	$(67)	$6,662	$19,835

	EZPAWN
	U.S.		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Nine Months Ended June 30, 2008:
Revenues:
Sales	$165,749	$4,723	$—	$170,472
Pawn service charges	64,089	3,295	—	67,384
Signature loan fees	2,131	—	92,786	94,917
Other	1,224	4	—	1,228

Total revenues	233,193	8,022	92,786	334,001

Cost of goods sold	98,853	2,879	—	101,732

Net revenues	134,340	5,143	92,786	232,269

Operating expenses:
Operations expense	71,399	2,781	39,005	113,185
Signature loan bad debt	741	—	24,106	24,847

Total direct expenses	72,140	2,781	63,111	138,032

Store operating income	$62,200	$2,362	$29,675	$94,237

Nine Months Ended June 30, 2007:
Revenues:
Sales	$141,621	$67	$—	$141,688
Pawn service charges	51,464	32	—	51,496
Signature loan fees	2,486	—	71,646	74,132
Other	1,006	1	—	1,007

Total revenues	196,577	100	71,646	268,323

Cost of goods sold	85,583	35	—	85,618

Net revenues	110,994	65	71,646	182,705

Operating expenses:
Operations expense	64,641	243	29,203	94,087
Signature loan bad debt	1,043	—	18,043	19,086

Total direct expenses	65,684	243	47,246	113,173

Store operating income	$45,310	$(178)	$24,400	$69,532

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Consolidated store operating income	$29,472	$19,835	$94,237	$69,532
Administrative expenses	9,807	8,033	29,541	23,528
Depreciation and amortization	3,081	2,495	9,027	7,194
Interest income	(165)	(618)	(359)	(1,499)
Interest expense	72	67	228	214
Equity in net income of unconsolidated affiliate	(997)	(720)	(3,162)	(2,185)
Loss on sale / disposal of assets	284	(155)	527	(131)
Other	11	—	11	—

Consolidated income before income taxes	$17,379	$10,733	$58,424	$42,411

     The following table presents separately identified segment assets:

	EZPAWN U.S.		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Assets at June 30, 2008:
Pawn loans	$63,741	$4,281	$—	$68,022
Payday loans, net	421	—	6,177	6,598
Inventory, net	37,303	2,141	—	39,444

Total separately identified recorded segment assets	$101,465	$6,422	$6,177	$114,064

Brokered loans outstanding from unaffiliated lenders	$390	$—	$22,009	$22,399

Assets at June 30, 2007:
Pawn loans	$57,973	$80	$—	$58,053
Payday loans, net	452	—	4,062	4,514
Inventory, net	33,519	122	—	33,641

Total separately identified recorded segment assets	$91,944	$202	$4,062	$96,208

Brokered loans outstanding from unaffiliated lenders	$486	$—	$21,023	$21,509

Assets at September 30, 2007:
Pawn loans	$60,602	$140	$—	$60,742
Payday loans, net	457	—	4,357	4,814
Inventory, net	37,749	193	—	37,942

Total separately identified recorded segment assets	$98,808	$333	$4,357	$103,498

Brokered loans outstanding from unaffiliated lenders	$477	$—	$22,834	$23,311
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
Note M: Subsequent Event
Through a merger agreement, we agreed to acquire 100% of the equity ownership of Value Financial Services, Inc. (“VFS”), a pawn store chain based in Florida, for approximately $110 million. We had filed a registration statement on Form S-3 related to 1,625,015 of our shares to be issued and used as part of the purchase price. VFS terminated the merger agreement on August 9, 2008. As a result, we anticipate recording a $0.9 million charge in the quarter ending September 30, 2008 to expense previously capitalized costs related to the acquisition and the renegotiation of our credit agreement, the completion of which is contingent upon the closing of the VFS acquisition. Also as a result of VFS’ termination of the acquisition, we expect to request that the registration statement be withdrawn and that no additional shares will be issued.

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
Third Quarter Ended June 30, 2008 vs. Third Quarter Ended June 30, 2007
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended June 30, 2008 and 2007 (the “current quarter” and “prior year quarter”):

	Three Months Ended June 30,		Percentage
	2008	2007	Change
	(in thousands)
Net revenues:
Sales	$53,635	$42,676	25.7%
Pawn service charges	22,691	16,978	33.6%
Signature loan fees	31,223	27,024	15.5%
Other	521	315	65.4%

Total revenues	108,070	86,993	24.2%
Cost of goods sold	31,460	25,421	23.8%

Net revenues	$76,610	$61,572	24.4%

Net income	$10,827	$6,762	60.1%

Nine Months Ended June 30, 2008 vs. Nine Months Ended June 30, 2007
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2008 and 2007 (the current and prior year-to-date periods):

	Nine Months Ended June 30,		Percentage
	2008	2007	Change
	(in thousands)
Net revenues:
Sales	$170,472	$141,688	20.3%
Pawn service charges	67,384	51,496	30.9%
Signature loan fees	94,917	74,132	28.0%
Other	1,228	1,007	21.9%

Total revenues	334,001	268,323	24.5%
Cost of goods sold	101,732	85,618	18.8%

Net revenues	$232,269	$182,705	27.1%

Net income	$36,398	$26,719	36.2%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Fee revenue	$31,223	$27,024	$94,917	$74,132
Bad debt:
Net defaults, including interest on brokered loans	8,054	8,692	23,578	17,353
Insufficient funds fees, net of collections	267	318	862	775
Change in valuation allowance	177	1,059	191	758
Other related costs	47	73	216	200

Net bad debt	8,545	10,142	24,847	19,086

Fee revenue less bad debt	$22,678	$16,882	$70,070	$55,046

Average signature loan balance outstanding during period (a)	$27,514	$23,779	$28,311	$22,222
Signature loan balance at end of period (a)	$28,997	$26,023	$28,997	$26,023
Participating stores at end of period	532	470	532	470
Signature loan bad debt, as a percent of fee revenue	27.4%	37.5%	26.2%	25.7%
Net default rate (a)(b)	5.0%	6.1%	4.8%	4.6%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. As of June 30, 2008, we offer pawn loans in our 294 domestic EZPAWN stores and 30 Mexico Empeño Fácil stores. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 461 EZMONEY stores and 71 of our domestic EZPAWN stores open June 30, 2008, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We manage our business as three segments. The EZPAWN U.S. Operations segment offers pawn related activities in all 294 domestic EZPAWN stores, and offers signature loans in 71 of our domestic EZPAWN stores and six EZMONEY stores. The Empeño Fácil segment offers pawn related activities in 30 Mexico pawn stores. The EZMONEY Operations segment offers signature loans in 455 EZMONEY stores, and accounts for approximately 98% of our signature loan revenues. The following tables present store data by operating segment:

	Three Months Ended June 30, 2008
	EZPAWN U.S. Operations	Empeño Fácil	EZMONEY Operations	Consolidated
Stores in operation:
Beginning of period	300	26	456	782
New openings	—	4	13	17
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(14)	(14)

End of period	300	30	455	785

Average number of stores during the period	300	28	459	787

	Nine Months Ended June 30, 2008
	EZPAWN U.S. Operations	Empeño Fácil	EZMONEY Operations	Consolidated
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	6	47	53
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(19)	(19)

End of period	300	30	455	785

Average number of stores during the period	300	24	446	770

Composition of ending stores:
EZPAWN — United States	294	—	—	294
Empeño Fácil — Mexico	—	30	—	30
EZMONEY signature loan stores adjoining EZPAWNs	6	—	150	156
EZMONEY signature loan stores — free standing	—	—	305	305

Total stores in operation	300	30	455	785

Total stores offering signature loans	77	—	455	532

	Three Months Ended June 30, 2007
	EZPAWN U.S. Operations	Empeño Fácil	EZMONEY Operations	Consolidated
Stores in operation:
Beginning of period	286	2	363	651
New openings	—	1	20	21
Acquired	15	—	1	16
Sold, combined, or closed	—	—	—	—

End of period	301	3	384	688

Average number of stores during the period	290	3	370	662

	Nine Months Ended June 30, 2007
	EZPAWN U.S. Operations	Empeño Fácil	EZMONEY Operations	Consolidated
Stores in operation:
Beginning of period	286	—	328	614
New openings	—	3	57	60
Acquired	15	—	1	16
Sold, combined, or closed	—	—	(2)	(2)

End of period	301	3	384	688

Average number of stores during the period	288	2	349	638

Composition of ending stores:
EZPAWN — United States	295	—	—	295
Empeño Fácil — Mexico	—	3	—	3
EZMONEY signature loan stores adjoining EZPAWNs	6	—	160	166
EZMONEY signature loan stores — free standing	—	—	224	224

Total stores in operation	301	3	384	688

Total stores offering signature loans	86	—	384	470
We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month, or 240% annually. Our average U.S. pawn loan amount typically ranges between $80 and $100 but varies depending on the valuation of each item pawned. The total U.S. loan term, consisting of the primary term and grace period, ranges between 60 and 120 days. In Mexico, a majority of our pawn loans earn pawn service charges of 13% to 14% net of applicable taxes, and the total loan term is 40 days.
In our pawnshops, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise.
At June 30, 2008, 275 of our 455 EZMONEY stores and 47 of our 294 domestic EZPAWN stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 275 EZMONEY stores and 47 domestic EZPAWN stores offering credit services, customers can obtain short-term loans with principal amounts up to $1,500 but averaging approximately $560. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday.

We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 86 EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,100. With each installment payment, we earn a fee of 10% of the initial loan amount. At June 30, 2008, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
We earn payday loan fee revenue on our payday loans. In 24 EZPAWN stores and 186 EZMONEY stores, we make payday loans subject to state law. The average payday loan amount is approximately $440 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one payday loan store from Jumping Jack Cash, a competitor in Colorado, for $23.2 million of cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition.
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V., a subsidiary of Mister Money Holdings, Inc., for $15.5 million cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition.
On June 5, 2008, we agreed to acquire all of the capital stock of Value Financial Services, Inc. (“VFS”) in a merger for total consideration of approximately $110 million, consisting of cash, shares of EZCORP Class A Non-voting Common Stock and assumption of debt. The merger agreement with VFS required that we file a registration statement with the SEC to register the EZCORP stock to be issued in the merger, and we renegotiated the terms of our credit agreement in preparation for the merger closing. VFS terminated the merger agreement on August 9, 2008. As a result, we expect to request withdrawal of the SEC registration statement and will not finalize the renegotiated credit agreement, resulting in a $0.9 million charge in the quarter ending September 30, 2008 to expense previously capitalized costs.
In the current quarter, the EZPAWN U.S. Operations segment contributed $6.2 million greater store operating income compared to the prior year quarter, primarily from an increase in same store pawn service charges, the same store gross profit from gold scrapping and the full quarter’s contribution from 15 Colorado pawn stores acquired in June 2007. The Empeño Fácil segment improved its store operating income by $1.0 million, primarily due to the acquisition of twenty stores in October 2007. Our EZMONEY Operations segment contributed $2.4 million greater store operating income, comprised of higher fees net of bad debt, partially offset by higher operating costs. After an increase in administrative expenses, depreciation and income taxes and a decrease in net interest income, partially offset by a higher contribution from the equity in the net income of an unconsolidated affiliate and less material changes in other items, our consolidated net income improved to $10.8 million in the current quarter from $6.8 million in the prior year quarter.

Results of Operations
Third Quarter Ended June 30, 2008 vs. Third Quarter Ended June 30, 2007
The following discussion compares our results of operations for the quarter ended June 30, 2008 (the “current quarter”) to the quarter ended June 30, 2007 (the “prior year quarter”). The discussion should be read with the accompanying financial statements and related notes.
EZPAWN U.S. Operations Segment
The following table presents selected financial data for the EZPAWN U.S. Operations segment:

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Sales	$51,799	$42,623
Pawn service charges	21,378	16,955
Signature loan fees	650	782
Other	521	315

Total revenues	74,348	60,675
Cost of goods sold	30,301	25,395

Net revenues	44,047	35,280
Operating expenses:
Operations expense	24,371	21,481
Signature loan bad debt	202	559

Total store operating expenses	24,573	22,040

Store operating income	$19,474	$13,240

Other data:
Gross margin on sales	41.5%	40.4%
Annualized inventory turnover	3.5x	3.4x
Average pawn loan balance per pawn store at quarter end	$217	$197
Average inventory per pawn store at quarter end	$127	$114
Average yield on pawn loan portfolio (a)	145%	136%
Pawn loan redemption rate	80%	78%
Average signature loan balance per store offering signature loans at quarter end (b)	$11	$11

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current quarter U.S. pawn service charge revenue increased 26%, or $4.4 million from the prior year quarter to $21.4 million. This increase was due to a 20%, or $3.3 million increase in same store pawn service charges and a $1.1 million increase in pawn service charges at acquired stores, net of one closed store. The same store improvement was due to a higher average pawn loan balance with a higher yield. We have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors, including two increases during the last year. This contributed about $1.5 million to the increase in U.S. pawn service charges in the current quarter.

The table below presents our sales volume, gross profit, and gross margins in the EZPAWN U.S. Operations segment:

	Three Months Ended June 30,
	2008	2007
	(Dollars in millions)

Merchandise sales	$34.1	$30.6
Jewelry scrapping sales	17.7	12.1

Total sales	$51.8	$42.7

Gross profit on merchandise sales	$14.4	$12.8
Gross profit on jewelry scrapping sales	$7.1	$4.4

Gross margin on merchandise sales	42.3%	42.0%
Gross margin on jewelry scrapping sales	39.9%	36.4%
Overall gross margin	41.5%	40.4%
The current quarter’s merchandise gross profit increased $1.6 million from the prior year quarter to $14.4 million. This was due to a six percent same store sales increase, the full-quarter’s sales from the fifteen pawn stores acquired in June 2007, and a 0.3 percentage point increase in gross margins to 42.3%.
The current quarter’s gross profit on jewelry scrapping sales increased $2.7 million from the prior year quarter to $7.1 million. This was due to a $5.6 million increase in jewelry scrapping sales on 13% more volume and a 3.5 percentage point improvement in margins. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. Over the same time frame, we also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. The net effect of all these factors comprises most of the improvement in gross profit from jewelry scrapping sales in the current quarter.
Merchandise and jewelry scrapping sales volume is heavily dependent on inventory available for sale, or beginning inventory on hand plus pawn loan forfeitures and inventory purchases. Inventory available for sale in the current quarter was 11% higher than in the prior year quarter, largely due to same store pawn loan growth and the related increase in loan forfeitures and the June 2007 acquisition of fifteen pawn stores.
The segment’s signature loan contribution, or fee revenue less bad debt, increased $0.2 million in the current quarter compared to the prior year quarter due to a decrease in signature loan bad debt from 71% of fees in the prior year quarter to 31% in the current quarter.
Operations expense improved to 55% of net revenues ($24.4 million) in the current quarter from 61% of net revenues ($21.5 million) in the prior year quarter as operating expenses grew at a slower pace than the segment’s net revenues. Many of our store level operating expenses are fixed. We generally gain efficiencies by growing same store revenues and leveraging their fixed costs.
In the current quarter, the $8.9 million greater net revenue from U.S. pawn activities coupled with the $0.2 million higher contribution from signature loans, partially offset by the $2.9 million higher operations expense, resulted in a $6.2 million overall increase in store operating income from the EZPAWN U.S. Operations segment compared to the prior year quarter. For the current quarter, the EZPAWN U.S. Operations segment made up 66% of consolidated store operating income compared to 67% in the prior year quarter.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Sales	$1,836	$53
Pawn service charges	1,313	23
Signature loan fees	—	—
Other	—	—

Total revenues	3,149	76
Cost of goods sold	1,159	26

Net revenues	1,990	50
Operating expenses:
Operations expense	1,059	117
Signature loan bad debt	—	—

Total store operating expenses	1,059	117

Store operating income	$931	$(67)

Other data:
Gross margin on sales	36.9%	50.9%
Annualized inventory turnover	2.5x	1.0x
Average pawn loan balance per pawn store at quarter end	$143	$27
Average inventory per pawn store at quarter end	$71	$41
Average yield on pawn loan portfolio (a)	136%	163%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
In the prior year quarter, our Empeño Fácil segment included the results from our first three stores opened in fiscal 2007. The current quarter includes results from those stores, the twenty stores acquired October 22, 2007, and the seven additional stores opened since the end of the prior year quarter.
The table below presents our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Merchandise sales	$1,614	$53
Jewelry scrapping sales	222	—

Total sales	$1,836	$53

Gross profit on merchandise sales	$585	$27
Gross profit on jewelry scrapping sales	$92	$—

Gross margin on merchandise sales	36.2%	50.9%
Gross margin on jewelry scrapping sales	41.4%	N/A
Overall gross margin	36.9%	50.9%
The current quarter’s merchandise gross profit increased to $0.6 million on $1.6 million of sales due to new and acquired stores. Gross margins on merchandise sales were 36.2%.
The current quarter’s gross profit on jewelry scrapping sales was $0.1 million on $0.2 million of proceeds. Gross margins on jewelry scrapping sales were 41.4%.

Operations expense was 53% of segment net revenues ($1.1 million) in the current quarter. Operating expenses exceeded net revenues in the prior year quarter during the start-up period of our Mexico operations.
In the current quarter, the $1.9 million greater net revenue from Mexico pawn activities, partially offset by the $0.9 million higher operations expense, resulted in a $1.0 million overall increase in store operating income from the Empeño Fácil segment compared to the prior year quarter. For the current quarter, Empeño Fácil made up 3% of consolidated store operating income, compared to a small loss in the start-up period in the prior year quarter.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Signature loan fees	$30,573	$26,242
Signature loan bad debt	8,343	9,583

Fee revenue less bad debt	22,230	16,659

Operations expense	13,163	9,997

Store operating income	$9,067	$6,662

Other data:
Signature loan bad debt as a percent of signature loan fees	27.3%	36.5%
Average signature loan balance per store offering signature loans at quarter end (a)	$62	$65

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $5.6 million, or 33% compared to the prior year quarter. The primary driver of the increased contribution was the decrease in bad debt from 36.5% of fees in the prior year quarter to 27.3% in the current quarter. We also saw a 17% increase in the current quarter’s signature loan fee revenue, primarily from loan growth at new stores. We believe the effects of the economic stimulus checks distributed in May and June dampened demand for new loans. The stimulus checks, improvements in collection practices and procedures and tighter underwriting criteria in the current year combined to decrease bad debt by $1.2 million, even on 17% greater fees. For the past several years, we also have sold our bad debt, on a weekly basis, to third parties after 60 days of internal collection efforts, but market rates for debt sales have declined over the last two years. Beginning in the March 2008 quarter, we now continue to attempt collection of our bad debt past 60 days and are employing a combination of in-house collections and third party debt sales and are testing several new ancillary collection techniques.
Operations expense increased $3.2 million in the current quarter to $13.2 million, or 43% of segment revenues from 38% in the prior year period. The increase was mostly from additional labor, rent and other costs at new and existing stores. In the current quarter, operations expense was $28,700 per average store compared to $27,000 in the prior year quarter.
Included in the current quarter’s results is a $0.5 million charge to the EZMONEY segment’s operating income related to the closure of eleven Florida stores following a regulatory action, as more fully described in Note F to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. Approximately $0.2 million was recorded as a reduction of fee revenue, and $0.3 million was recorded as bad debt in the current quarter based on our estimate of the increase in loans that may not be collected as a result of these store closures.
In the current quarter, the $5.6 million increase in signature loan fees net of bad debt and $3.2 million greater operations expense resulted in a $2.4 million net increase in store operating income from the EZMONEY Operations segment. For the current quarter, EZMONEY Operations made up 31% of consolidated store operating income compared to 34% in the prior year quarter.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current quarter were $9.8 million compared to $8.0 million in the prior year quarter, or 12.8% of net revenues compared to 13.0% in the prior year quarter. The increase was due primarily to a $0.8 million increase in administrative labor and benefits as we build the infrastructure to support our continued growth and a $0.6 million settlement of a lawsuit from the Texas Attorney General as more fully described in Note F to the attached condensed consolidated financial statements.
Depreciation and amortization expense was $3.1 million in the current quarter, compared to $2.5 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new EZMONEY stores and acquired pawn stores, exceeded the reduction from assets that became fully depreciated or were retired in the period. We experienced increased amortization of intangible assets acquired with the October 2007 acquisition of twenty Mexico pawn shops and the full quarter’s amortization in the current quarter related to the June 2007 acquisition of fifteen pawn shops and one payday loan store in Colorado.
We earned $0.2 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 2.5%. In the comparable prior year quarter, we earned $0.6 million of interest income on our invested cash, yielding 5.1%.
Our $0.1 million interest expense in the current and prior year quarter was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit, as we had no debt in either period.
Our equity interest in the estimated earnings of Albemarle & Bond increased $0.3 million in the current quarter to $1.0 million. The increase was a result of A&B’s continued same store improvement in earnings, the additional income A&B earned from the 26 stores it acquired in July 2007, and our incremental investment in A&B in July 2007. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports. We estimate A&B’s results of operations in the intervening quarters, including the current quarter, based on historical earning patterns and other assumptions, such as the contribution from new stores.
We experienced a $0.3 million loss on the disposal of assets in the current quarter compared to a $0.2 million gain in the prior year quarter. Included in the current quarter loss on disposal of assets is approximately $0.2 million related to the closure of eleven Florida EZMONEY stores, as more fully described in Note F to the attached condensed consolidated financial statements.
The current quarter income tax expense was $6.6 million (37.7% of pretax income) compared to $4.0 million (37.0% of pretax income) for the prior year quarter. The increase in effective tax rate between these periods is due to anticipated higher state taxes.
Consolidated operating income for the current quarter improved $7.3 million over the prior year quarter to $16.6 million. Contributing to this were the $6.2 million, $1.0 million and $2.4 million increases in store operating income in our EZPAWN U.S., Empeño Fácil and EZMONEY Operations segments, partially offset by the $1.8 million increase in administrative expenses. After a $0.6 million increase in depreciation and amortization and a $2.6 million increase in income taxes and other smaller items, net income improved to $10.8 million in the current quarter from $6.8 million in the prior year quarter.

Nine Months Ended June 30, 2008 vs. Nine Months Ended June 30, 2007
The following discussion compares our results of operations for the nine months ended June 30, 2008 to the nine months ended June 30, 2007. The discussion should be read with the accompanying financial statements and related notes.
EZPAWN U.S. Operations Segment
The following table presents selected financial data for the EZPAWN U.S. Operations segment:

	Nine Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Sales	$165,749	$141,621
Pawn service charges	64,089	51,464
Signature loan fees	2,131	2,486
Other	1,224	1,006

Total revenues	233,193	196,577
Cost of goods sold	98,853	85,583

Net revenues	134,340	110,994
Operating expenses:
Operations expense	71,399	64,641
Signature loan bad debt	741	1,043

Total store operating expenses	72,140	65,684

Store operating income	$62,200	$45,310

Other data:
Gross margin on sales	40.4%	39.6%
Annualized inventory turnover	3.5x	3.4x
Average pawn loan balance per pawn store at quarter end	$217	$197
Average inventory per pawn store at quarter end	$127	$114
Average yield on pawn loan portfolio (a)	146%	142%
Pawn loan redemption rate	79%	78%
Average signature loan balance per store offering signature loans at quarter end (b)	$11	$11

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current year-to-date U.S. pawn service charge revenue increased 25%, or $12.6 million from the prior year to $64.1 million. This increase was due to a 17%, or $8.7 million increase in same store pawn service charges and $3.9 million additional pawn service charges at acquired stores net of one store closure. The same store improvement was due primarily to a higher average pawn loan balance and a four percentage point improvement in yield. We have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors, including two increases during the last year. This contributed about $5.3 million to the increase in U.S. pawn service charges in the current year-to-date period.

The table below presents our sales volume, gross profit, and gross margins in the EZPAWN U.S. Operations segment:

	Nine Months Ended June 30,
	2008	2007
	(Dollars in millions)

Merchandise sales	$116.8	$107.9
Jewelry scrapping sales	48.9	33.7

Total sales	$165.7	$141.6

Gross profit on merchandise sales	$47.2	$44.1
Gross profit on jewelry scrapping sales	$19.7	$12.0

Gross margin on merchandise sales	40.4%	40.8%
Gross margin on jewelry scrapping sales	40.3%	35.6%
Overall gross margin	40.4%	39.6%
The current year-to-date period’s merchandise gross profit increased $3.1 million from the prior year-to-date period to $47.2 million. This was due to $6.1 million of additional sales from the fifteen pawn stores acquired in June 2007, net of one closed store, and a three percentage point increase in same store sales, partially offset by a decrease of 0.4 of a percentage point in gross margins to 40.4%.
The current year-to-date period’s gross profit on jewelry scrapping sales increased $7.7 million from the prior year-to-date period to $19.7 million. This was due to a $15.3 million increase in jewelry scrapping sales on 12% more volume and a 4.7 percentage point improvement in margins. The jewelry scrapping sales include the current year-to-date period sale of approximately $0.8 million of loose diamonds removed from scrapped jewelry, compared to approximately $1.2 million in the prior year-to-date period. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. The net effect of all these factors comprises the improvement in gross profit from jewelry scrapping sales in the current year-to-date period.
The segment’s signature loan contribution, or fee revenue less bad debt, decreased $0.1 million in the current year-to-date period due to lower fee revenues on a lower average loan balance. Signature loan bad debt decreased from 42.0% of fees in the prior year-to-date period to 34.8% in the current year-to-date period.
Operations expense improved to 53% of net revenues ($71.4 million) in the current year-to-date period from 58% of net revenues ($64.6 million) in the prior year-to-date period as operating expenses grew at a slower pace than the segment’s net revenues. Many of our store level operating expenses are fixed. We generally gain efficiencies by growing same store revenues and leveraging their fixed costs.
In the current year-to-date period, the $23.7 million greater net revenue from U.S. pawn activities, partially offset by the $6.8 million higher operations expense and $0.1 million lower contribution from signature loans resulted in a $16.9 million overall increase in store operating income from the EZPAWN U.S. Operations segment compared to the prior year-to-date period. For the current year-to-date period, the EZPAWN U.S. Operations segment made up 66% of consolidated store operating income compared to 65% in the prior year-to-date period.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Nine Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Sales	$4,723	$67
Pawn service charges	3,295	32
Signature loan fees	—	—
Other	4	1

Total revenues	8,022	100
Cost of goods sold	2,879	35

Net revenues	5,143	65
Operating expenses:
Operations expense	2,781	243
Signature loan bad debt	—	—

Total store operating expenses	2,781	243

Store operating income	$2,362	$(178)

Other data:
Gross margin on sales	39.0%	47.8%
Annualized inventory turnover	2.6x	0.9x
Average pawn loan balance per pawn store at quarter end	$143	$27
Average inventory per pawn store at quarter end	$71	$41
Average yield on pawn loan portfolio (a)	127%	163%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
In the prior year-to-date period, our Empeño Fácil segment included the results from our first three stores opened in that period. The current year-to-date results include results from those stores, the twenty stores acquired October 22, 2007, and the seven additional stores opened since the end of the prior year-to-date period.
The table below presents our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Nine Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Merchandise sales	$4,101	$67
Jewelry scrapping sales	622	—

Total sales	$4,723	$67

Gross profit on merchandise sales	$1,587	$32
Gross profit on jewelry scrapping sales	$257	$—

Gross margin on merchandise sales	38.7%	47.8%
Gross margin on jewelry scrapping sales	41.3%	N/A
Overall gross margin	39.0%	47.8%
The current year-to-date period’s merchandise gross profit increased to $1.6 million on $4.1 million of sales due primarily to new and acquired stores. Gross margins on merchandise sales were 38.7%.
The current year-to-date period’s gross profit on jewelry scrapping sales was $0.3 million on $0.6 million of proceeds. Gross margins on jewelry scrapping sales were 41.3%.

Operations expense was 54% of segment net revenues ($2.8 million) in the current year-to-date period. Operating expenses exceeded net revenues in the prior year-to-date period during the start-up period of our Mexico operations.
In the current year-to-date period, the $5.1 million greater net revenue from Mexico pawn activities, partially offset by the $2.5 million higher operations expense resulted in a $2.5 million overall increase in store operating income from the Empeño Fácil segment compared to the prior year-to-date period. For the current year-to-date period, Empeño Fácil made up three percent of consolidated store operating income, compared to a small loss in the start-up period in the prior year-to-date period.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Nine Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Signature loan fees	$92,786	$71,646
Signature loan bad debt	24,106	18,043

Fee revenue less bad debt	68,680	53,603

Operations expense	39,005	29,203

Store operating income	$29,675	$24,400

Other data:
Signature loan bad debt as a percent of signature loan fees	26.0%	25.2%
Average signature loan balance per store offering signature loans at quarter end (a)	$62	$65

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $15.1 million, or 28% compared to the prior year-to-date period. The primary drivers of the increased contribution were the higher average loan balances at existing stores and the addition of new stores, resulting in a 30% increase in the current year-to-date period signature loan fee revenue. Signature loan bad debt increased $6.1 million to 26.0% of related fees in the current year-to-date period compared to 25.2% in the prior year-to-date period. We believe the effects of the economic stimulus checks distributed in May and June 2008 dampened demand for new loans in those months, but assisted with controlling bad debt when combined with improvements in collection practices and procedures. For the past several years, we also have sold our bad debt, on a weekly basis, to third parties after 60 days of internal collection efforts, but market rates for debt sales have declined over the last two years. Beginning in the March 2008 quarter, we now continue to attempt collection of our bad debt past 60 days and are employing a combination of in-house collections and third party debt sales, and are testing several new ancillary collection techniques.
Operations expense increased $9.8 million in the current year-to-date period to $39.0 million, or 42% of segment revenues from 41% in the prior year-to-date period. The increase was mostly from additional labor, rent, and other costs at new and existing stores. In the current year-to-date period, operations expense was $87,500 per average store, compared to $83,700 in the prior year-to-date period.
In the current year-to-date period, the $15.1 million increase in signature loan fees net of bad debt and $9.8 million greater operations expense resulted in a $5.3 million net increase in store operating income from the EZMONEY Operations segment. For the current year-to-date period, EZMONEY Operations made up 31% of consolidated store operating income compared to 35% in the prior year-to-date period.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current year-to-date period were $29.5 million compared to $23.5 million in the prior year-to-date period, or 12.7% of net revenues compared to 12.9% in the prior year-to-date period. The increase was due primarily to a $2.9 million increase in administrative labor and benefits as we build the infrastructure to support our continued growth and a $1.3 million increase in professional fees. Administrative expenses in the current year-to-date period include a $0.6 million settlement of a lawsuit from the Texas Attorney General as more fully described in Note F to the attached condensed consolidated financial statements.
Depreciation and amortization expense was $9.0 million in the current year, compared to $7.2 million in the prior year. Depreciation on assets placed in service, primarily related to new EZMONEY stores and acquired pawn stores, exceeded the reduction from assets that became fully depreciated or were retired. We experienced increased amortization of intangible assets due to those intangible assets acquired with the October 2007 acquisition and to the full period’s amortization in the current year-do-date period of assets related to the June 2007 acquisition.
We earned $0.4 million of interest income on our invested cash in the current year-to-date period for an annualized rate of return of 2.9%. In the comparable prior year period, we earned $1.5 million of interest income on our invested cash, yielding 5.0%.
Our $0.2 million interest expense in the current and prior year-to-date periods was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit, as we had no debt in either period.
Our equity interest in the estimated earnings of Albemarle & Bond increased $1.0 million in the current year-to-date period to $3.2 million. The increase was a result of A&B’s continued same store improvement in earnings, the additional income A&B earned from the 26 stores it acquired in July 2007, and our incremental investment in A&B in July 2007. In accordance with United Kingdom securities regulations, A&B files only semi-annual financial reports. We estimate A&B’s results of operations in the intervening quarters, including the current quarter, based on historical earning patterns and other assumptions, such as the contribution from new stores. A&B’s estimated earnings for the current year-to-date period includes A&B’s reported results for the first six months of the period and our estimate of their earnings for the latest quarter.
The current year-to-date income tax expense was $22.0 million (37.7% of pretax income) compared to $15.7 million (37.0% of pretax income) in the prior year period. The increase in effective tax rate between these periods is due to anticipated higher state taxes.
Consolidated operating income for the current year-to-date period improved $16.9 million over the prior year-to-date period to $55.7 million. Contributing to this were the $16.9 million, $2.5 million and $5.3 million increases in store operating income in our EZPAWN U.S., Empeño Fácil and EZMONEY Operations segments, partially offset by the $6.0 million increase in administrative expenses. After a $1.8 million increase in depreciation and amortization and a $6.3 million increase in income taxes and other smaller items, net income improved to $36.4 million in the current year-to-date period from $26.7 million in the prior year-to-date period.
Liquidity and Capital Resources
In the current year-to-date period, our $45.2 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $50.4 million, net of (b) $5.2 million of normal, recurring changes in operating assets and liabilities. In the prior year-to-date period, our $36.2 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $36.9 million, net of (b) $0.6 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two periods were an increase in collected pawn service charges and signature loan fees and an increase in the gross profit on sales of inventory, net of higher operating expenses and taxes paid.

The $38.5 million of cash used in investing activities during the current year-to-date period were funded by cash flow from operations. Our most significant investments were the $15.5 million acquisition of 20 Mexico pawn stores and $13.1 million of additions to property and equipment primarily for new store construction. Another significant investment was the funding of $7.5 million of payday loans net of repayments and $4.2 million of pawn loans net of recoveries through the sale of forfeited collateral. Offsetting this was the $1.7 million of dividends received from an unconsolidated affiliate. We also received $0.5 million of cash and tax benefits from the exercise of stock options and warrants. The net effect of these items was a $7.3 million increase in cash on hand, providing a $29.8 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	0.1	0.1	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	158.6	24.0	43.3	36.0	55.3
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$158.7	$24.1	$43.3	$36.0	$55.3

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At June 30, 2008, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $23.7 million. This amount includes principal, interest, and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the most recent fiscal year ended September 30, 2007, these collectively amounted to $8.2 million.
In the remaining three months of fiscal 2008, we plan to open approximately 23 new EZMONEY stores in the U.S. and six new pawn stores in Mexico for an expected capital expenditure of approximately $2.0 million plus the funding of working capital and start-up losses at these stores. We believe these new stores will create a drag on earnings and cash flow in their first six to nine months of operations before turning profitable.
While we had no debt outstanding at June 30, 2008, we have a $40 million revolving credit facility secured by our assets, which matures October 1, 2009. Under the terms of the agreement, we could borrow the full $40 million at June 30, 2008. Terms of the agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2008. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee we anticipate paying through the maturity of the credit agreement, assuming we remain debt-free.
On June 27, 2008, we executed the proposed Fifth Amended and Restated Credit Agreement with the two banks in our Fourth Amended and Restated Credit Agreement and three additional banks. The new agreement was placed in escrow and was to become effective if and when we completed the acquisition of Value Financial Services, Inc. On August 9, 2008, Value Financial Services, Inc. terminated the merger agreement.
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
We include an allowance for Expected Letter of Credit Losses in “Accounts payable and other accrued expenses” on our balance sheet. At June 30, 2008, the allowance for Expected Letter of Credit Losses was $1.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $23.7 million. This amount includes principal, interest and insufficient funds fees.
We have no other off-balance sheet arrangements.
Seasonality
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the impact of tax refunds in the United States. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory. Jewelry scrapping sales generally are greatest during our fourth fiscal quarter (July through September) due to relatively low jewelry merchandise sales in that quarter.
Signature loan fees are generally highest in our fourth and first fiscal quarter (July through December) due to a higher average loan balance during the summer and fall lending season. Signature loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the third and fourth quarters and lowest in the second quarter due primarily to the impact of tax refunds.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the quarter ended March 31, 2008 (included in our June 30, 2008 results on a three-month lag as described above) was an $11,000 decrease, net of tax effect, to stockholders’ equity. On June 30, 2008, the U.K. pound strengthened to £1.00 to $1.9954 U.S. from $1.9951 U.S. at March 31, 2008.
Similar to the discussion above regarding the U.K. pound, fluctuations in the exchange rate for the Mexican peso also affect our earnings and financial position due to our pawn operations in Mexico. The translation adjustment representing the strengthening of the Mexican peso during the current quarter was a $728,000 increase to stockholders’ equity.
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
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that all control issues or instances of fraud, if any, have been detected.
(b) Changes in Internal Controls
There were no changes in our internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
We have made and anticipate making certain internal control changes in our pawn operations in Mexico as a result of acquiring 20 pawn stores in Mexico on October 22, 2007. We are making these control changes to subject our Mexican operations to the same or similar controls as currently utilized in the remainder of our operations and accounting, including ensuring their compliance with U.S. GAAP. This transition will be completed within one year of the October 22, 2007 acquisition date. In the current quarter, the acquired Mexico operations began utilizing our existing general ledger ERP system, the related interfaces to our point-of-sale computer system, and the ERP system’s foreign currency translation capabilities. Our Mexican operations comprised approximately three percent of our total revenues in the quarter ended June 30, 2008, and approximately seven percent of our total assets at June 30, 2008.

PART II
Item 1. Legal Proceedings
See Note F, “Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements included in this filing.
Item 1A. Risk Factors
Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2007 and in Item 7, “Risk Factors” of our pre-effective registration statement, File No. 333-15181 on Form S-3/A, Amendment No. 1 filed July 23, 2008. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007.
Item 5. Other Information
On March 14, 2008, EZCORP and a wholly owned subsidiary entered into an agreement to purchase up to 100% of the outstanding stock of Value Financial Services, Inc. (“VFS”). On April 28, 2008, the parties amended the stock purchase agreement to extend the due diligence period for completing its review of the records of VFS by fifteen days, from April 28, 2008, to May 23, 2008. The period during which VFS agreed not to enter into negotiations with third parties was also extended fifteen days, to May 23, 2008. In addition, the date on which either party had the right to terminate the transaction if closing of the sale had not occurred was extended from May 31, 2008, to June 26, 2008. The parties amended the agreement two times in May 2008, to again extend due diligence and termination time periods. On June 5, 2008, the entire agreement, as amended, was terminated and replaced by a new agreement in which the parties agreed to merge VFS into a new subsidiary of EZCORP formed for the purpose of executing the merger. On August 9, 2008, VFS terminated the merger agreement.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Amendment No. 1 to Stock Purchase Agreement with Value Financial Services, Inc. (April 28, 2008), incorporated by reference to Exhibit 10.2 to EZCORP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-19424).

10.2	Amendment No. 2 to the Stock Purchase Agreement with Value Financial Services, Inc. (May 12, 2008), incorporated by reference to Exhibit 10.1 to EZCORP’s Form 8-K dated May 12, 2008, filed May 13, 2008 (File No. 000-19424).

10.3	Amendment No. 3 to the Stock Purchase Agreement with Value Financial Services, Inc. (May 28, 2008), incorporated by reference to Exhibit 10.1 to EZCORP’s Form 8-K dated May 28, 2008, filed June 2, 2008 (File No. 000-19424).

10.4	Merger Agreement between EZCORP, Inc., Value Merger Sub, Inc., and Value Financial Services, Inc. (June 5, 2008), incorporated by reference to Exhibit 10.1 to EZCORP’s Form 8-K dated and filed June 5, 2008 (File No. 000-19424).

10.5	Form of Fifth Amended and Restated Credit Agreement among EZCORP, Inc., Wells Fargo Bank, N.A., and other financial institutions, dated June , 2008 (to become effective and be dated upon completion of the merger with Value Financial Service, Inc.), incorporated by reference to Exhibit 10.1 to EZCORP’s Registration Statement on Form S-3/A Pre-Effective Amendment No. 1 filed on July 24, 2008 (File No. 333-151871).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC. (Registrant)
Date: August 11, 2008	By:	/s/ DAN N. TONISSEN
(Signature)

Dan N. Tonissen Senior Vice President, Chief Financial Officer & Director

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 1 to Stock Purchase Agreement with Value Financial Services, Inc. (April 28, 2008), incorporated by reference to Exhibit 10.2 to EZCORP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-19424).

10.2	Amendment No. 2 to the Stock Purchase Agreement with Value Financial Services, Inc. (May 12, 2008), incorporated by reference to Exhibit 10.1 to EZCORP’s Form 8-K dated May 12, 2008, filed May 13, 2008 (File No. 000-19424).

10.3	Amendment No. 3 to the Stock Purchase Agreement with Value Financial Services, Inc. (May 28, 2008), incorporated by reference to Exhibit 10.1 to EZCORP’s Form 8-K dated May 28, 2008, filed June 2, 2008 (File No. 000-19424).

10.4	Merger Agreement between EZCORP, Inc., Value Merger Sub, Inc., and Value Financial Services, Inc. (June 5, 2008), incorporated by reference to Exhibit 10.1 to EZCORP’s Form 8-K dated and filed June 5, 2008 (File No. 000-19424).

10.5	Form of Fifth Amended and Restated Credit Agreement among EZCORP, Inc., Wells Fargo Bank, N.A., and other financial institutions, dated June , 2008 (to become effective and be dated upon completion of the merger with Value Financial Service, Inc.), incorporated by reference to Exhibit 10.1 to EZCORP’s Registration Statement on Form S-3/A Pre-Effective Amendment No. 1 filed on July 24, 2008 (File No. 333-151871).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002