Form 10-K
period 2008-09-30
EZCORP INC
filed 2008-12-15
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008	Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by one record holder who is an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $459 million, based on the closing price on the NASDAQ Stock Market on March 31, 2008.
As of October 31, 2008, 40,239,931 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2008
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
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 294 domestic pawn stores and 38 Mexico pawn stores open at September 30, 2008. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 477 EZMONEY stores and 71 of our domestic pawn stores open September 30, 2008, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We manage our business as three segments. The EZPAWN US Operations segment offers pawn related activities in all 294 domestic pawn stores, and offers signature loans in 71 pawn stores and six EZMONEY stores. The Empeño Fácil segment offers pawn related activities in all 38 stores in Mexico. The EZMONEY Operations segment offers signature loans in 471 EZMONEY stores in the United States, and accounts for approximately 98% of our consolidated signature loan revenues.
We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month, or 240% annually. Our average U.S. pawn loan amount typically ranges between $80 and $100 but varies depending on the valuation of each item pawned. The total U.S. loan term, consisting of the primary term and grace period, ranges between 60 and 120 days. In Mexico, a majority of our pawn loans earn monthly pawn service charges of 13% to 14% net of applicable taxes, and the total loan term is 40 days. In the years ended September 30, 2006, 2007 and 2008 (fiscal 2006, 2007, and 2008), approximately 76%, 77% and 79% of our pawn loans were redeemed in full or were renewed or extended through the payment of accrued pawn service charges.
In our pawnshops, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. We realized gross margins on sales of 40%, 39% and 40% in fiscal 2006, 2007 and 2008.
At September 30, 2008, 287 of our 477 EZMONEY stores and 47 of our 294 domestic pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 287 EZMONEY stores and 47 domestic pawn stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500 but averaging approximately $560. Terms of these short-

term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 90 EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,100. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2008, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
We earn payday loan fee revenue on our payday loans. In 24 domestic pawn stores and 190 EZMONEY stores, we make payday loans subject to state law. The average payday loan amount is approximately $430 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
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
On September 5, 2008, we announced an asset purchase agreement to acquire eleven pawnshops located in Las Vegas, North Las Vegas and Henderson, Nevada that operate under the Pawn Plus, Pawn Place and ASAP Pawn brands. We completed this acquisition on November 13, 2008 for total consideration of approximately $34.3 million plus direct transaction costs. Approximately half the purchase consideration was funded with the issuance of EZCORP Class A Non-voting Common Stock and the remaining half was funded in cash. Results of the acquired stores will be included in our consolidated results from the date of acquisition.
On September 16, 2008, we announced a merger agreement with Value Financial Services, Inc. that we expect to consummate December 31, 2008. In the merger, we will acquire Value Financial Services’ 67 pawn stores, mostly in Florida, for a total estimated acquisition price of $80.6 million, plus the assumption of Value Financial Services’ debt estimated at $35.3 million, for an aggregate cost of approximately $115.9 million. The total purchase price may increase upon the payment of contingent consideration depending on the price at which the sellers sell, within 125 days of the merger, the EZCORP shares they will acquire as part of the merger consideration. This acquisition is described more fully later in this annual report.
During fiscal 2008, we opened 66 EZMONEY stores and closed or consolidated 22. Of the 477 total EZMONEY stores, 158 adjoin existing EZPAWN locations but have a different entrance, signage, décor and staffing. Even though they adjoin an EZPAWN, the EZMONEY stores are a separate business from the customers’ point of view. We refer to these as “adjoined stores.” During fiscal 2008, we also opened 14 Empeño Fácil pawn stores in Mexico, in addition to the twenty stores acquired in October 2007. We plan to open another 30 to 35 Empeño Fácil pawn stores in fiscal 2009.
We have experienced rapid signature loan growth in the past several years. We expect continued growth in the near term both with the maturation of existing stores and the planned fiscal 2009 opening of another 30 to 35 EZMONEY stores. Customers find signature loans a more attractive alternative than borrowing from friends and family or incurring insufficient fund fees, overdraft protection fees, utility reconnect fees and other charges imposed when they have insufficient cash. Signature loan customers exercise greater control of their personal finances without damaging the relationship they have with their merchants and service providers. Customers also value the excellent service we provide them.

The following components comprised our net revenues (total revenues less cost of goods sold):

	Fiscal Year Ended September 30,
	2006	2007	2008
Pawn service charges	31%	29%	30%
Gross profit from merchandise sales	27%	23%	20%
Gross profit from jewelry scrapping	7%	7%	9%
Signature loan (payday loan and credit service) fees	34%	41%	40%
Other	1%	—	1%

Net revenues	100%	100%	100%
Pawn Lending Activities
Our pawnshops make pawn loans, which typically are small, non-recourse loans collateralized by tangible personal property. At September 30, 2008, we had approximately 757,000 loans outstanding, representing an aggregate principal balance of $75.9 million. A majority of our U.S. pawn loans earn 20% per month, or 240% annually. In Mexico, a majority of our pawn loans earn monthly pawn service charges of 13% to 14% net of applicable taxes. For fiscal 2008, pawn service charges accounted for approximately 21% of our total revenues and 30% of our net revenues.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Approximately 65% of our pawn loan collateral is jewelry and approximately 90% of this amount is gold jewelry. We do not evaluate the creditworthiness of a pawn customer, but rely on the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 25% to 65% of the pledged property’s estimated resale value depending on an evaluation of these factors. The sources for our determination of the resale value of collateral include our computerized valuation software, gold values, internet retail and auction sites, catalogues, newspaper advertisements and previous sales of similar merchandise.
The collateral is held through the duration of the loan, which in most U.S. locations is 60 days and in Mexico is 40 days. The customer generally has the option of renewing or extending the loan. Through our lending guidelines, we generally maintain a redemption rate (the percent of loans made that are redeemed, renewed or extended) between 75% and 80%. In each of our last three fiscal years, the redemption rate was within this range. If a borrower does not repay, extend or renew a loan, the collateral is forfeited to us and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. We provide an inventory valuation allowance to ensure that this forfeited collateral is valued at the lower of cost or market.
The table below shows our dollar amount of pawn loan activity for fiscal 2006, 2007 and 2008:

	Fiscal Year Ended September 30,
	2006	2007	2008
	(in millions)
Loans made	$191.8	$211.9	$262.5
Loans repaid	(101.6)	(109.2)	(136.8)
Loans forfeited	(93.2)	(96.4)	(113.7)
Loans acquired in business acquisitions	0.4	4.1	3.2

Net increase (decrease) in pawn loans outstanding at the end of the year	$(2.6)	$10.4	$15.2

Loans renewed	$30.2	$40.3	$103.1
Loans extended	$183.3	$267.8	$375.9

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
Applicable Pawn Loan Service Charges for Texas

Amount Financed per Pawn Loan		Maximum
July 1, 2007 to	July 1, 2008 to	Allowable Annual
June 30, 2008	June 30, 2009	Pawn Service Charge
$1 to $171	$1 to $180	240%
$172 to $1,140	$181 to $1,200	180%
$1,141 to $1,710	$1,201 to $1,800	30%
$1,711 to $14,250	$1,801 to $15,000	12%
Under Texas law, there is a ceiling on the maximum allowable pawn loan. For the year ended June 30, 2008, the loan ceiling was $14,250. For the year ending June 30, 2009, the loan ceiling is $15,000.

Signature Loans
In 477 EZMONEY and 71 EZPAWN locations, we offer signature loans, consisting of payday loans or fee-based credit services to customers seeking loans from unaffiliated lenders. The table below shows our dollar amount of signature loan activity for fiscal 2006, 2007 and 2008. For purposes of this table, signature loan balances include the principal portion of payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, which is not included on our balance sheet.

	Fiscal Year Ended September 30,
	2006	2007	2008
	(in millions)
Combined Signature Loans:
Loans made	$115.5	$164.3	$204.4
Loans repaid	(93.7)	(130.3)	(167.5)
Loans forfeited, net of collections on bad debt	(17.0)	(26.5)	(34.3)

Net increase in signature loans outstanding at the end of the year	$4.8	$7.5	$2.6

Loans renewed	$247.3	$368.4	$449.9

Credit Services Only (Loans made by unaffiliated lenders):
Loans made	$91.1	$115.8	$122.4
Loans repaid	(72.4)	(89.5)	(96.5)
Loans forfeited, net of collections on bad debt	(14.8)	(21.2)	(25.6)

Net increase in loans outstanding at the end of the year	$3.9	$5.1	$0.3

Loans renewed	$236.1	$334.4	$392.8

Payday Loans Only (Loans made by us):
Loans made	$24.4	$48.5	$82.0
Loans repaid	(21.3)	(40.8)	(71.0)
Loans forfeited, net of collections on bad debt	(2.2)	(5.3)	(8.7)

Net increase in payday loans outstanding at the end of the year	$0.9	$2.4	$2.3

Loans renewed	$11.2	$34.0	$57.1
Signature loans are unsecured, and their profitability is highly dependent upon our ability to manage the default rate and collect defaulted loan principal, interest and insufficient fund fees. In determining whether to lend or provide credit services, we perform a limited review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income levels and verifying a telephone number where the customers may be contacted.
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
Credit Services
We offer credit services in our EZMONEY stores in Texas. These services consist of advice and assistance to customers in obtaining loans from unaffiliated lenders. We do not make, fund or participate in the loans made by the lenders, but earn a fee for assisting customers in obtaining credit and by enhancing their creditworthiness by issuing a letter of credit. In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 287 EZMONEY stores and 47 EZPAWN stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500, averaging $560. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 90 EZMONEY stores offering credit services, customers can also obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, averaging about $2,100. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2008, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
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
Following an unfavorable outcome from an administrative action in Florida, we closed our eleven Florida EZMONEY stores in June 2008. The stores offered credit services and adjoined EZPAWN locations.
Payday Lending Activities
State law governs our payday loans. The average payday loan amount is approximately $430 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
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
Retail Activities
In our pawnshops, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. During fiscal 2006, 2007 and 2008, we realized gross margins on sales of 40%, 39% and 40%. Jewelry sales represent approximately half of our total sales with the remaining sales consisting primarily of consumer electronics, tools, sporting goods and musical instruments. We believe our ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers.

During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Year Ended September 30,
	2006	2007	2008
Forfeited pawn loan collateral	83%	81%	78%
Purchases from customers	16%	18%	21%
Acquired in business acquisitions	1%	1%	1%
For fiscal 2006, 2007 and 2008, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 56%, 52% and 51% of our total revenues, or 34%, 30% and 30% of our net revenues, after deducting the cost of goods sold. As a significant portion of our inventory and sales involve gold jewelry, our results can be heavily influenced by the market price of gold. This is particularly true for gold scrapping, which comprised 24% of total sales in fiscal 2006, 27% in fiscal 2007 and 33% in fiscal 2008.
Analysis of the sales and inventory data provided by our management information systems, along with market intelligence and financial modeling, highlight opportunities for refinement of our marketing and merchandising programs and lending and pricing decisions. The Vice President of EZPAWN U.S. Operations and the Director General for Mexico provide the strategic direction. Our Director of Operations, in conjunction with our Regional Directors and Area Managers oversee the tactical execution of these marketing and merchandising programs and are responsible for balancing inventory levels within their markets.
In the United States, customers may purchase a product protection plan that allows them to return or exchange certain merchandise sold through our retail operations within six months of purchase, but have experienced a low rate of returns and exchanges as a percentage of sales. Customers may purchase an item on layaway, whereby a customer typically pays a minimum layaway deposit of 20% of an item’s sale price. We hold the item for a 60 to 90-day period, during which the customer is required to pay for the balance of the item. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2008, we held $2.3 million in customer layaway deposits.
Our overall inventory is stated at the lower of cost or market. We provide an inventory valuation allowance for shrinkage and cost in excess of market value. We estimate this valuation allowance through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales and shrinkage. At September 30, 2008, total inventory on hand was $43.2 million after deducting the inventory valuation allowance of $4.0 million.
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
Signature loan fees are generally highest in our third and fourth fiscal quarters (April through September) due to a higher average loan balance during the summer lending season. Signature loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the third and fourth quarters and lowest in the second quarter due primarily to the impact of tax refunds.
The net effect of these factors is that net revenues and net income typically are strongest in the fourth fiscal quarter and weakest in the third fiscal quarter. Our cash flow typically is greatest in the second fiscal quarter due to a high level of loan redemptions and sales in the income tax refund season.

Operations
A typical company pawn store employs approximately six full-time equivalent employees (“FTEs”) consisting of a store manager, an operations manager and four pawnbrokers. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of our regional directors (district managers in Mexico), who in turn report to the Vice President of EZPAWN U.S. Operations or the Empeño Fácil Director General in Mexico. Area managers, store managers and operations managers receive incentive compensation based on their area or store’s performance in comparison to an operating budget. Beginning in fiscal 2008, our U.S. pawnbrokers are also eligible for incentive compensation based on the store’s performance and their individual productivity performance. The incentive compensation for EZPAWN staff typically ranges between 5% and 30% of their total compensation. Regional directors’ (district managers in Mexico) compensation is also dependent upon the performance of their region (district).
Signature loan stores typically employ two to three FTEs per location, consisting of a store manager and one to two customer service representatives. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager, who is responsible for the stores within a specific operating area. Area managers report to one of the EZMONEY regional directors, who report to the President — EZMONEY Division. Managers and regional directors receive incentive compensation based on their performance in comparison to an operating budget.
In the majority of our EZMONEY stores, store employees attempt to collect defaulted signature loans in the first 30 days after default. After the initial 30 days, our centralized collection center assumes collection responsibility. The collection center also collects defaulted signature loans for all other locations from the date of default. After attempting to collect for approximately 60 days, we then occasionally sell the remaining defaulted signature loans to an outside collection agency.
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
Our internal audit staff, consisting of a Director of Internal Audit, four Audit Managers and 25 Auditors, monitors the perpetual inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. Each location is typically audited four times annually.
As of September 30, 2008, we employed approximately 3,300 people. We believe that our success is dependent upon our employees’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. We seek to hire people who will become long-term, career employees. To achieve our long-range personnel goals, we offer a structured career development program for all of our field associates. This program encompasses computer-based training, formal structured classroom training and supervised on-the-job training. All store associates, including managers, must meet certain competency criteria prior to hire or promotion and participate in on-going training classes and intensive formal instructional programs. We anticipate store manager candidates will be promoted from the ranks of existing store employees, from our store manager in training program and hired from outside the company. Our career development plan develops and advances our employees and provides training for the efficient integration of experienced managers and associates from outside the company.
At October 31, 2008, we operated our U.S. pawnshops under the names “EZPAWN” and the Mexico pawn stores under the name “Empeño Fácil.” Our payday loan stores operated under the names “EZMONEY Payday Loans,” “EZ Loan Services,” “EZ Payday Advance” and “EZPAWN Payday Loans,” and our credit service stores operated under the name “EZMONEY Loan Services.” We have registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY and EZCORP, among others. We hold a trademark in Mexico for the name “Mister Money” and have applied for a trademark for “Empeño Fácil.” Additionally, we operate under the trade name EZMONEY Payroll Advance.
Future Expansion
We plan to expand the number of locations we operate through the development of new locations and through acquisitions. We believe that in the near term the largest growth opportunities are with domestic EZMONEY stores and pawn stores in Mexico, as well as pawn store acquisitions in the United States. On November 13, 2008, we acquired the operating assets of an eleven-store pawn chain in Las Vegas, North Las Vegas and Henderson, Nevada. We plan to open approximately 30 to 35 new EZMONEY stores in the United States and an additional 30 to 35 pawn stores in Mexico in fiscal 2009.
The 66 new EZMONEY stores opened in fiscal 2008 required an average property and equipment investment of approximately $76,000. In addition to the acquired stores, we opened 14 Mexico pawnshops in fiscal 2008 at an average property & equipment investment of approximately $125,000. Although we acquired pawnshops in fiscal 2006 and 2007, we have not opened a new pawnshop location in the United States since fiscal 2000.
On September 16, 2008, we announced a merger agreement with Value Financial Services, Inc. that we expect to consummate December 31, 2008. In the merger, we will acquire Value Financial Services’ 67 pawn stores, mostly in Florida.
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
The pawnshop industry in the United States is large and highly fragmented. The industry consists of approximately 12,000 pawnshops owned primarily by independent operators who own one to three locations, and we consider the industry mature. With 294 domestic pawn locations, we are the second largest operator of pawnshops in the United States. The three largest pawnshop operators account for less than ten percent of the total estimated pawnshops in the United States.
The pawnshop industry in Mexico is also fragmented, but less so than in the United States. The industry consists of approximately 4,000 to 5,000 pawnshops owned by independent operators and chains, including some owned by not-for-profit organizations. The pawn industry remains in more of an expansion stage in Mexico than in the United States.
The signature loan industry in the United States is larger and more concentrated than the pawn industry. The industry consists of approximately 24,000 locations that are either mono-line stores that offer only signature loans, or other businesses offering signature loans in addition to other products and services, such as check cashing stores and pawnshops. The ten largest signature loan companies, including us, comprise approximately 40% of the total number of locations. The signature loan industry is moving toward a mature stage.
Strategic Investment
At September 30, 2008, we held just under 30% of the outstanding shares of Albemarle & Bond Holdings plc (“A&B”). At June 30, 2008, the latest date at which A&B has publicly reported results, A&B operated 111 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing and retail jewelry. Prior to its July 2007 acquisition of 26 locations, A&B operated 86 locations. For A&B’s fiscal year ended June 30, 2008, its turnover (gross revenues) increased 42% to £46.9 million ($93.9 million), and the company’s profit after tax (net income) increased 37% over the prior year to approximately £7.2 million ($14.5 million). A&B is based in Bristol, England and publicly trades on the Alternative Investment Market of the London Stock Exchange. As its largest single shareholder, we and our affiliates hold three seats on A&B’s board of directors.
In 1998, we acquired 13,276,666 shares of A&B’s common stock for approximately $12.8 million. On July 12, 2007, we acquired 3,022,209 additional shares of A&B’s common stock for approximately $13.4 million as part of a private placement of stock by A&B to fund an acquisition. Including these additional shares, we now own approximately 29.95% of A&B’s total outstanding shares. Because we include A&B’s earnings in our financial statements on a three-month lag, our incremental share of A&B’s results of operations for the quarter ended September 30, 2007 were first reflected in our results in the quarter ended December 31, 2007.
We account for our investment in A&B under the equity method. In fiscal 2008, our interest in A&B’s income was $4,342,000 and we received A&B dividends of $1,760,000. Based on the closing price and exchange rates on October 31, 2008, the market value of our investment in A&B was approximately $49.9 million compared to its book value of $38.4 million.
Regulation
Pawn Operations
Our pawn operations are subject to extensive regulation, examination and licensing under various federal, state, and local statutes, ordinances, and regulations. The laws of Texas, Colorado, Oklahoma, Florida, Indiana, Alabama and Mexico govern the majority of our pawn operations. A summary of these governing pawn statutes and regulations are discussed below.
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
Pawn service charges vary based on loan amounts. Historically, the maximum allowable pawn service charge rates have not changed; however, loan amounts are adjusted annually based on fluctuations in the Consumer Price Index. A table of the maximum allowable pawn service charges under the Texas Pawnshop Act for the various loan amounts is presented in “Lending Activities.” Under Texas law, there is a ceiling on the maximum allowable pawn loan. For July 1, 2007 through June 30, 2008, the loan ceiling was $14,250. For July 1, 2008 through June 30, 2009, the loan ceiling is $15,000. Texas requires pawn transactions to be reported to local law enforcement.
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
The Indiana Pawnbroking Law prescribes loan amounts and maximum interest rates that pawnbrokers in Indiana may charge. The regulations provide for a graduated rate structure similar to the structure used for federal income tax purposes. Under this rate structure, for July 1, 2008 through June 30, 2010, a $3,600 loan, for example, may earn interest as follows:
(i)	the first $1,050 at 36% annually,

(ii)	the next $2,450 at 21% annually, and

(iii)	the remaining $100 at 15% annually.
In addition to interest, we may also charge a service charge of 240% annually. The maximum combined allowable interest and service charges for the various loan amounts under the Indiana statute are as follows:

Maximum Allowable
Amount Financed	Annual Percentage
Per Pawn Loan	Rate
$1 to $1,050	276%
$1,051 to $3,500	261%
$3,501 and up	255%
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
A record of each transaction is provided to local law enforcement agencies to aid in the investigation of property crimes. Pawn loan collateral or goods purchased which are determined to belong to an individual other than the pawnshop’s customer are subject to recovery by the rightful owner. While a risk exists that pledged or purchased merchandise may be subject to claims of rightful owners, our claims experience is historically less than 0.25% of pawn loans made. Additionally, some counties and municipalities regulate pawn operations through local business licenses and zoning restrictions.
Mexico Regulations
Mexico has enacted federal legislation that provides for administrative regulation of the pawn industry by PROFECO, the federal consumer protection agency. Under these regulations, PROFECO regulates the form of pawn loan contracts, consumer disclosures, and certain operating procedures of pawnshops. Neither PROFECO nor the federal statute impose interest rate caps on pawn loans. The pawn industry in Mexico is subject to various regulations in the areas of tax compliance, customs, consumer protections and employment matters, among others, by various federal, state and local governmental agencies. Additionally, certain states, including the state of Tamaulipas have pawn statutes that purportedly require pawnshops to be licensed and regulate the pawn operations including rate, pawn ticket and other terms of the pawn transaction; however, federal regulations are intended to supersede the state statutes.

Firearms Regulations
Each of our 220 U.S. locations with firearm licenses at September 30, 2008 must comply with the regulations issued by the Bureau of Alcohol, Tobacco, and Firearms (the “ATF”). ATF regulations require each location dealing in firearms to maintain a federal firearms license and a permanent written record of all transactions involving the receipt or disposition of firearms. We do not sell or make pawn loans on handguns.
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
Credit Service Organization Regulations
In Texas, we are registered as a Credit Service Organization (“CSO”). We provide fee-based advice, assistance, and services in obtaining loans from unaffiliated lenders. Texas CSOs are required to register with the Texas Office of the Secretary of State pursuant to Chapter 393 of the Texas Finance Code. We have registered each location where we offer credit services and posted a surety bond in the amount of $10,000 per location as required. We must renew our Texas CSO registration annually.
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
During this fiscal year, we also offered credit services in eleven EZMONEY stores in Florida under a CSO statute similar to Texas. We ceased offering credit services in Florida in June 2008. The Florida CSO statute did not require registration or bonds. We did business with one unaffiliated lender in Florida. Like Texas, the Florida lender was not required to be licensed or regulated provided the interest rate charged on its loans did not exceed eighteen percent (18%) annually.
We currently offer credit services only in Texas.
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
The table below provides the key terms of the payday loan statutes that we operate under in the states in which we do business.
Summary Table of Payday Loan Statutes

		Rollovers	Cooling-Off	Maximum		Payment	State
		Allowed	Period Required	Loan	Maximum	Plan	Database
State	Fees	(Yes/No)	(Yes/No)	Amount	Term	(Yes/No)	(Yes/No)
Alabama	17.5% of amount advanced	Yes	Yes	$500	31 days	Yes	Yes

Colorado	20% on first $300; 7.5% above $300	Yes	No	$500	40 days	Yes	No

Idaho	No cap	Yes	No	$1,000	37 months	No	No

Kansas	15% of amount advanced.	No	No	$500	30 days	No	No

Louisiana	16.75% of face amount of check ($45 maximum)	Yes	No	$350	30 days	No	No

Missouri	75% of original loan amount	Yes	No	$500	31 days	No	No

Nebraska	15% of face amount of check	No	Yes	$500 (maximum check)	34 days	No	No

Nevada	No cap	Yes	No	25% of gross monthly income	None	No	No

Oklahoma	15% of amount advanced up to first $300; 10% for amounts in excess of $300	No	Yes	$500	45 days	Yes	Yes

South Dakota	No cap	Yes	No	$500	None	No	No

Utah	No cap	Yes	No	None	None	No	No

Wisconsin	No cap	Yes	No	None	None	No	No
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
•	Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending and jewelry sales; a significant or sudden decrease in gold values may have a material impact on our earnings. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. We periodically change our lending guidelines on jewelry in response to gold values and other market factors, such as competitor loan values. Gold scrapping revenues were $76.7 million and gross profit from gold scrapping was $29.9 million in fiscal 2008. The impact on our financial position and results of operations of a hypothetical decrease in gold values cannot be reasonably estimated because the market and competitive response to changes in gold values is not known; however, changes in gold values would lead to changes in sales, sales margins, and pawn service charge revenues.
•	Changes in laws, governmental rules or regulations applicable to the specialty financial services industry could have a negative impact on our lending activities. The passage of new laws and regulations or changes in existing laws and regulations could have a negative impact on our lending activities, including our ability to provide credit services in Texas, where a majority of our signature loans are made. Our lending is subject to extensive regulation and licensing requirements under various federal, state and local laws, ordinances and regulations. Recent legislative action has concentrated on attempts to regulate, prohibit, or severely restrict payday lending, including applicable rates and the ability for customers to renew their loans. We can give no assurance that additional local, state, or federal legislation will not be enacted or that existing laws and regulations will not be changed or amended or that events of noncompliance may occur which would materially, adversely impact our operations, financial condition, and the ability to expand our operations.
•	Our CSO revenues are dependent upon unaffiliated lenders’ ability and willingness to make loans to our customers. The loss of the relationships with our unaffiliated lenders or a decrease in those lenders’ ability to lend money could significantly decrease our revenues and earnings.
•	Achievement of our growth objectives is dependent upon our ability to open and acquire new stores. Our expansion program is subject to numerous factors that cannot be predicted or controlled, such as identifying acceptable locations or attractive acquisition targets and our ability to attract, train and retain qualified associates.
•	Fluctuations in our sales, pawn loan balances, sales margins, pawn redemption rates, and signature loan default and collection rates could have a material adverse impact on our operating results. We regularly experience fluctuations in these operating metrics. Changes in any of these factors, as might be caused by changes in the economic environment, competitive pressures, changes in customers’ tastes and preferences or a significant decrease in gold prices, could materially and adversely affect our profitability and ability to achieve our planned results.

•	Changes in the business, regulatory, or political climate in Mexico could affect our Mexico operations and growth plans. Our plans include further growth in Mexico. Significant changes in the business, regulatory or political climate in Mexico, or significant fluctuations in currency exchange rates could limit or cease our ability to continue operating and growing our operations in Mexico, which could have a material adverse impact on our financial position, results of operations, and cash flows.
•	Changes in our liquidity and capital requirements or in banks’ abilities to lend to us could limit our ability to achieve our plans. We require continued access to capital; a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results, and to complete our planned acquisition of Value Financial Services, Inc. (“VFS”). We are exposed to some credit risk related to our credit agreement to the extent that our lenders, Wells Fargo Bank and Guaranty Bank, may be unable to provide necessary funding to us under our existing credit agreement if either or both of the lenders experience liquidity problems. If either lender is unable to provide funding in accordance with the lender’s commitment, our available credit would be reduced by the amount of that lender’s commitment, but we would still have access to the other lender’s credit commitment. We face the same risk in relation to our Fifth Amended and Restated Credit Agreement we expect to become effective at the time we acquire VFS on December 31, 2008, however we believe the risk is lower due to the larger number of banks participating in that credit agreement and the other lenders’ remaining commitments if one or more lenders are unable to honor their commitments. The lenders participating in that credit agreement are Wells Fargo Bank, Union Bank of California, U.S. Bank, Guaranty Bank, and Allied Irish Bank. Liquidity problems at any of these banks could limit or eliminate such bank’s ability to lend to us and, in turn, would reduce our available credit by the lender’s commitment. The remaining lenders’ commitments would remain available to us.
•	Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans. We encounter significant competition in connection with our lending and retail operations from other pawnshops, cash advance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than us. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number or quality of signature loan and pawn loans or our ability to liquidate forfeited collateral at acceptable margins.
•	One person holds voting control of our stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly traded stock. Mr. Phillip E. Cohen controls all of our Class B Voting Common Stock. He controls the outcome of all issues requiring a vote of stockholders, including the election of our directors.
•	If we are unable to complete our acquisition of Value Financial Services, Inc. by December 31, 2008, we may not be able to complete the acquisition at all. The commitment we have obtained from several lenders for an expanded credit facility expires December 31, 2008, and we may need the expanded credit facility to finance the cash portion of the consideration to be issued to VFS shareholders. We expect the acquisition to be completed immediately following the vote of VFS’s shareholders on December 31, 2008. If the acquisition is not completed by December 31, 2008, the lending commitment from our bank group will expire. Unless the lenders are willing to extend the lending commitment beyond December 31, 2008, we may not have the cash or access to credit necessary to complete the planned acquisition.
•	The integration with our business of the eleven Nevada pawn stores acquired in November 2008 and the 67 pawn stores we anticipate acquiring from Value Financial Services, Inc. on December 31, 2008 may not be successful or anticipated benefits from the acquisitions may not be realized. After completion of the acquisitions, we will have significantly larger operations than we did prior to them. Our ability to realize the benefits of the acquisitions will depend in part on the timely integration of the acquired organizations, operations, procedures, policies and technologies with ours, as well as the harmonization of differences in the acquired businesses’ cultures and practices with ours. Our management will be required to devote a significant amount of time and attention to integrating the acquired businesses with ours. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include the following:
•	integrating the operations of the acquired businesses with our business while maintaining our ongoing operations;

•	diversion of management’s attention from the management of daily operations to the integration of the acquired businesses with our business;

•	managing a significantly larger company than before completion of the acquisitions;

•	realizing economies of scale and eliminating duplicative overheads;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process or expected earnings enhancement;

•	coordinating businesses located in different geographic regions;

•	integrating the acquired businesses’ cultures and practices with ours, which may prove to be incompatible;

•	attracting and retaining the personnel associated with the acquired businesses following the acquisitions;

•	creating and instituting uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters; and

•	integrating information, purchasing, accounting, finance, sales, payroll and regulatory compliance systems.
There is no assurance that the acquisitions will be successfully or cost-effectively integrated into our business operations. The process of integrating the acquired businesses into our operations may cause an interruption of, or loss of momentum in, the activities of our business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and the results of our operations and financial condition may be harmed.

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate the combined businesses after the acquisitions. If the combined companies do not hire or retain employees with the requisite skills and knowledge to run its business — including the acquired businesses — after the acquisitions, it may have a material adverse effect on the combined companies.

We cannot assure you that we will realize the anticipated benefits and value of the acquisitions or successfully integrate the acquired businesses with our existing operations. Even if we are able to successfully integrate the acquired businesses with ours, it may not be possible to realize the full benefits and value that are currently expected to result from the acquisitions, or realize these benefits and value within the time frames that are currently expected. For example, the benefits and value gained from the acquisitions may be offset by costs incurred or delays in integrating the acquired businesses with ours. If we fail to realize anticipated cost savings, synergies or revenue enhancements we anticipate from the acquisitions, our financial position and results of operations may be adversely affected.

We have not engaged in any prior mergers as we plan with VFS and have not made any other acquisitions of companies or assets as large as VFS. We have engaged in other acquisitions in the range of $20 million and less. We have not experienced significant operating problems with these acquisitions.

•	A change in the business climate may cause the actual benefits and value of acquired businesses to differ from the anticipated benefits and value of the acquisitions. A change in the business climate surrounding our business after the completed Nevada and planned VFS acquisitions may affect our customers’ activities and actions. This could cause our financial results and results of operations to be adversely affected. This may also cause the actual benefits and value of the acquired businesses to differ from the benefits and value we anticipate from the acquisitions.
•	We will incur significant costs and expenses associated with acquisitions. We expect to incur significant costs and expenses associated with the recently completed Nevada acquisition and planned VFS acquisition, which include but are not limited to transaction fees (approximately $0.6 million) and professional service fees and regulatory filing fees (approximately $0.7 million). We also believe we may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the acquisitions are completed or the following quarters, to reflect costs associated with integrating the acquired businesses into ours. There can be no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisitions and the integration of the acquired businesses into our business.
•	Issuance of the EZCORP Shares in the Nevada and Value Financial Services, Inc. acquisitions could have a dilutive effect and cause EZCORP’s earnings per share to decrease. In the November 2008 Nevada acquisition, we issued 1.1 million shares of our Class A Non-voting Common Stock as part of the purchase consideration. Assuming we complete the VFS acquisition as planned on December 31, 2008, we will issue a total of nearly 5 million shares of our Class A Non-voting Common Stock if all VFS shareholders elect to receive such shares pursuant to the merger agreement with VFS. Together, these transactions will increase the number of issued and outstanding shares of our Class A Non-voting Common Stock by approximately 15%. If we are unable to realize sufficient value from the acquisitions, the issuance of these shares will decrease the net asset value per share of our stock, thereby decreasing the value of those shares in the hands of our shareholders and possibly causing our stock market price to drop.
•	The Florida Business Corporation Act gives Value Financial Services, Inc. shareholders the right to have the value of their stock appraised by a Florida court, which could raise the cost of acquiring the Value Financial Services, Inc. stock. The Florida Business Corporation Act provides that VFS shareholders who do not vote in favor of the merger with EZCORP, assert their right to be paid “fair value” for their shares and do not accept our estimate of the fair value of VFS shares after the merger, can seek to have a Florida state court review the transaction and award them fair value for their shares. If a significant number of minority shareholders assert these appraisal rights, a Florida court might disagree with our valuation and award the shareholders a significantly higher price than we intend to pay.
•	The contingent consideration we offered in the Value Financial Services, Inc. merger may increase the incentive of the Value Financial Services, Inc. shareholders to sell the EZCORP shares they obtain in the merger and drive down the price of our stock. To induce VFS’s board of directors and shareholders to approve the merger, we agreed to pay additional cash consideration to the VFS shareholders if they sell their stock within 125 days after closing of the merger, if they sell at a price either above or below $14.67 per EZCORP share. During the 125 day period, the additional cash consideration gives a limited amount of price protection to VFS shareholders if our stock price falls, and to provide an incentive to sell our stock at prices only in excess of the $14.67 valuation on which the merger consideration was based.

Because these additional payments are available for only a limited, 125 day period after closing, VFS shareholders may feel an additional urge to sell their EZCORP shares. Thus, these potential payments could increase selling of our stock and send our stock price down.
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
As of October 31, 2008, we leased 294 U.S. and 38 Mexico locations containing pawn stores and 158 adjoining EZMONEYs, and leased 320 EZMONEY locations. In five of these EZMONEY locations, we lease the land, but own the portable modular EZMONEY store. We also own the real estate and building for one non-operating location. We generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between December 31, 2008 and July 31, 2026, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
Below is a summary of changes in the number of store locations during fiscal 2006, 2007 and 2008.

	Fiscal Year Ended September 30,
	2006	2007	2008
Store count at beginning of fiscal year	514	614	731
New stores opened	101	104	80
Acquired stores	3	16	20
Stores closed or consolidated	(4)	(3)	(22)

Store count at end of fiscal year	614	731	809

Included in the new stores opened in 2006, 2007 and 2008 are 7, 6 and 3 EZMONEY stores adjoining existing pawnshop locations. In 2008, we opened 14 Empeño Fácil stores in Mexico. All other new stores are separate EZMONEY locations. We also acquired 20 pawn stores in Mexico during fiscal 2008.
On an ongoing basis, we may close or consolidate under-performing store locations. In fiscal 2007, we closed one EZMONEY store, consolidated one EZMONEY store into another existing EZMONEY store, and consolidated one existing EZPAWN store into a newly acquired store. In fiscal 2008, we closed 16 EZMONEY stores and consolidated six EZMONEY stores into other existing EZMONEY stores.

The following table presents the number of locations serving each metropolitan area or region as of October 31, 2008:

	Pawn	EZMONEY
	Stores in	Stores in
Region/Area	Each Area	Each Area
Texas:
Houston	60	94
Dallas / Ft. Worth	17	74
San Antonio	21	32
West and Southwest	17	15
Valley	20	14
Austin Area	7	23
Panhandle	11	13
Central	10	8
Corpus Christi	8	10
Laredo Area	11	4

Total Texas	182	287

Colorado:
Denver Area	29	30
Colorado Springs Area	9	8
Other Areas	—	5

Total Colorado	38	43

Wisconsin:
Milwaukee	—	10
Green Bay	—	13
Madison	—	9
Central	—	5
Other Areas	—	10

Total Wisconsin	—	47

Oklahoma:
Tulsa Area	11	3
Oklahoma City Area	8	3
Other Areas	1	—

Total Oklahoma	20	6

Utah:
Salt Lake City	—	13
Provo	—	4
Other Areas	—	2

Total Utah	—	19

Idaho:
Boise	—	10
Idaho Falls	—	3
Other Areas	—	6

Total Idaho	—	19

	Pawn	EZMONEY
	Stores in	Stores in
Region/Area	Each Area	Each Area
Florida:
Tampa	9	—
Orlando	5	—
Other Areas	4	—

Total Florida	18	—

Nebraska:
Omaha	—	7
Lincoln	—	4
Other Areas	—	5

Total Nebraska	—	16

Kansas:
Topeka	—	4
Kansas City	—	5
Wichita	—	5
Other Areas	—	2

Total Kansas	—	16

Indiana:
Indianapolis	8	—
Other Areas	7	—

Total Indiana	15	—

Alabama:
Birmingham Area	5	5
Other Areas	2	2

Total Alabama	7	7

Missouri:
Central	—	3
St. Charles	—	3
Kansas City	—	1
Other	—	4

Total Missouri	—	11

South Dakota:
Sioux Falls	—	3
Other Areas	—	4

Total South Dakota	—	7

Nevada:
Las Vegas	4	—

Total Nevada	4	—

Tennessee:
Memphis	3	—

Total Tennessee	3	—

	Pawn	EZMONEY
	Stores in	Stores in
Region/Area	Each Area	Each Area
Louisiana:
New Orleans Area	2	—
Other Areas	1	—

Total Louisiana	3	—

Mississippi:
Jackson	2	—
Other Areas	1	—

Total Mississippi	3	—

Arkansas:
West Helena	1	—

Total Arkansas	1	—

Mexico:
Mexico City	8	—
Veracruz	12	—
Bajio / León Area	11	—
Matamoros	3	—
Reynosa	4	—

Total Mexico	38	—

Total Company	332	478

In addition to our store locations, we lease our two Austin, Texas corporate offices totaling 39,500 square feet, and our 4,000 square foot Empeño Fácil corporate office in Queretaro, Mexico.
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
In May 2007, the State of Texas filed suit against EZCORP, Inc. and our Texas affiliates in state district court alleging violations of the Texas Identity Theft statute, Deceptive Trade Practices Act, and a provision of the Business and Commerce Code by allegedly failing to safeguard and properly dispose of customers’ sensitive personal information. We are not aware of any customer that was harmed by our alleged actions, and have reviewed and enhanced our information security polices to address the State’s concerns. In June 2008, we reached a $0.6 million settlement of the lawsuit with the Attorney General’s Office, and agreed to a permanent injunction regarding the safeguarding and disposal of the customer information. The settlement was recorded as a charge to Administrative Expense in the current year.
The Florida Office of Financial Regulation previously filed an administrative action against us alleging that our Florida credit service organization business model used in eleven stores adjoining EZPAWN locations violated state usury law. After a contested administrative hearing, the Office of Financial Regulation issued a cease and desist order against our credit services operations in Florida on June 12, 2008. On

June 13, 2008 we filed a Notice of Appeal with the First District Court of Appeal of Florida. To comply with the Office of Financial Regulation’s order pending the final outcome on appeal, we closed our eleven EZMONEY credit service organization stores in Florida. As a result of the closure of these stores, we recorded in the current year a loss on disposal of property and equipment of $0.2 million and a $0.5 million charge to EZMONEY Operating Income. The Operating income charge was comprised of a $0.2 million fee reduction, a $0.3 million bad debt charge for increases in loan defaults resulting from the closure, and a $38,000 charge for employee severance payments. We expect no further charges as a result of these store closures.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Since August 27, 1991, our Class A Non-voting Common Stock (“Class A Common Stock”) has traded on The NASDAQ Stock Market under the symbol EZPW. As of October 31, 2008, there were 107 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of October 31, 2008.
The high and low per share closing price for our Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market (adjusted to reflect a three-for-one stock split issued to shareholders as of November 27, 2006), were as follows:

	High	Low
Fiscal 2007:
First quarter ended December 31, 2006	$16.95	$11.64
Second quarter ended March 31, 2007	17.05	13.54
Third quarter ended June 30, 2007	16.68	12.82
Fourth quarter ended September 30, 2007	13.57	10.46

Fiscal 2008:
First quarter ended December 31, 2007	$14.75	$11.05
Second quarter ended March 31, 2008	13.45	10.40
Third quarter ended June 30, 2008	14.70	11.89
Fourth quarter ended September 30, 2008	18.80	12.87
On October 31, 2008, our Class A Common Stock closed at $15.84 per share.
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

Stock Performance Graph
The following table compares cumulative total shareholder returns for our Class A Non-voting Common Stock for the period September 30, 2003 through September 30, 2008 with the cumulative total return on the NASDAQ Composite Index (ticker symbol IXIC) and the NASDAQ Other Financial Index (ticker symbol IXFN) over the same period. The graph assumes $100 was invested in each on September 30, 2003.
The Stock Performance Graph above and related information does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.
Securities authorized under equity compensation plans as of September 30, 2008, were as follows:

Number of Securities Remaining
	Number of Securities	Weighted Average	Available for Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of	Outstanding	(Excluding Securities Reflected in
	Outstanding Options	Option	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,307,366	$3.31	413,584

Equity compensation plans not approved by security holders	—	—	—

Total	2,307,366	$3.31	413,584

Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with, and is qualified in its entirety by the accompanying consolidated financial statements and related notes:
Selected Financial Data

	Fiscal Years Ended September 30,
	2004	2005	2006	2007	2008
	(Amounts in thousands, except per share and store figures)
Operating Data:
Sales	$143,472	$148,410	$177,424	$192,987	$232,560
Pawn service charges	59,090	62,274	65,325	73,551	94,244
Signature loan fees	23,874	42,200	71,840	104,347	128,478
Other	1,361	1,275	1,263	1,330	2,121

Total revenues	227,797	254,159	315,852	372,215	457,403
Cost of goods sold	88,202	90,678	106,873	118,007	139,402

Net revenues	139,595	163,481	208,979	254,208	318,001
Store operating expenses	87,898	97,079	111,738	128,602	153,420
Signature loan bad debt	8,067	13,000	17,897	28,508	37,150
Administrative expenses	21,845	23,067	27,749	31,749	40,458
Depreciation and amortization	7,512	8,104	8,610	9,812	12,354
(Gain) loss on sale of assets	3	79	(7)	(72)	939
Interest expense (income), net	1,528	1,275	(79)	(1,373)	(57)
Equity in net income of unconsolidated affiliate	(1,739)	(2,173)	(2,433)	(2,945)	(4,342)
Other	—	—	—	—	8

Income before income taxes and cumulative effect of adopting a new accounting principle	14,481	23,050	45,504	59,927	78,071
Income tax expense	5,358	8,298	16,245	22,053	25,642

Net income	$9,123	$14,752	$29,259	$37,874	$52,429

Earnings per common share, diluted	$0.23	$0.36	$0.69	$0.88	$1.21

Cash dividends per common share	$—	$—	$—	$—	$—

Weighted average common shares and share equivalents, diluted	39,366	40,722	42,264	43,230	43,327

Stores operated at end of period	405	514	614	731	809

	September 30,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Pawn loans	$49,078	$52,864	$50,304	$60,742	$75,936
Payday loans	7,292	1,634	2,443	4,814	7,124
Inventory	30,636	30,293	35,616	37,942	43,209
Working capital	93,062	92,954	117,539	124,871	159,918
Total assets	164,322	165,448	197,858	251,186	308,720
Long-term debt	25,000	7,000	—	—	—
Stockholders’ equity	116,729	133,543	170,140	215,925	273,050

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
The following table presents summary consolidated financial data for our fiscal years ended September 30, 2008 (“current year” or “fiscal 2008”), September 30, 2007 (“prior year” or “fiscal 2007”) and September 30, 2006 (“fiscal 2006”).
Summary Financial Data

	Fiscal Years Ended September 30,
	2006	2007	2008
	(in thousands)
Net revenues:
Sales	$177,424	$192,987	$232,560
Pawn service charges	65,325	73,551	94,244
Signature loan fees	71,840	104,347	128,478
Other	1,263	1,330	2,121

Total revenues	315,852	372,215	457,403
Cost of goods sold	106,873	118,007	139,402

Net revenues	$208,979	$254,208	$318,001

Net Income	$29,259	$37,874	$52,429

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Fiscal Years Ended September 30,
	2006	2007	2008
	(Dollars in thousands)
Fee revenue	$71,840	$104,347	$128,478
Bad debt:
Net defaults, including interest on brokered loans	17,088	26,631	34,266
Insufficient funds fees, net of collections	1,119	1,154	1,239
Change in valuation allowance	(468)	402	1,362
Other related costs	158	321	283

Net bad debt	17,897	28,508	37,150

Fee revenue less bad debt	$53,943	$75,839	$91,328

Average signature loan balance outstanding during period (a)	$16,369	$23,479	$28,790
Signature loan balance at end of period (a)	$20,653	$28,125	$30,677
Participating stores at end of period	416	508	548
Signature loan bad debt, as a percent of fee revenue	24.9%	27.3%	28.9%
Net default rate (a) (b)	4.7%	5.0%	5.2%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.
Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 294 domestic pawn stores and 38 Mexico pawn stores open at September 30, 2008. On November 13, 2008, we acquired the operating assets of eleven additional pawn stores in the Las Vegas, Nevada area. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 477 EZMONEY stores and 71 of our domestic pawn stores open September 30, 2008, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
We manage our business as three segments. The EZPAWN US Operations segment offers pawn related activities in all 294 domestic pawn stores, and offers signature loans in 71 pawn stores and six EZMONEY stores. The Empeño Fácil segment offers pawn related activities in all 38 stores in Mexico. The EZMONEY Operations segment offers signature loans in 471 EZMONEY stores in the United States, and accounts for approximately 98% of our consolidated signature loan revenues.
The following tables present store data by operating segment:

	Year Ended September 30, 2008
	EZPAWN U.S	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	14	66	80
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(22)	(22)

End of period	300	38	471	809

Average number of stores during the period	300	26	449	775

Composition of ending stores:
Pawn	294	38	—	332
Signature loan stores adjoining pawn stores	6	—	152	158
Signature loan stores — free standing	—	—	319	319

Total stores in operation	300	38	471	809

Total stores offering signature loans	77	—	471	548

	Year Ended September 30, 2007
	EZPAWN U.S	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	286	—	328	614
New openings	—	4	100	104
Acquired	15	—	1	16
Sold, combined, or closed	(1)	—	(2)	(3)

End of period	300	4	427	731

Average number of stores during the period	290	2	362	654

Composition of ending stores:
Pawn	294	4	—	298
Signature loan stores adjoining pawn stores	6	—	164	170
Signature loan stores — free standing	—	—	263	263

Total stores in operation	300	4	427	731

Total stores offering signature loans	81	—	427	508

	Year Ended September 30, 2006
	EZPAWN U.S	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	286	—	228	514
New openings	—	—	101	101
Acquired	3	—	—	3
Sold, combined, or closed	(3)	—	(1)	(4)

End of period	286	—	328	614

Average number of stores during the period	286	—	259	545

Composition of ending stores:
Pawn	280	—	—	280
Signature loan stores adjoining pawn stores	6	—	159	165
Signature loan stores — free standing	—	—	169	169

Total stores in operation	286	—	328	614

Total stores offering signature loans	88	—	328	416
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
At September 30, 2008, 287 of our 477 EZMONEY stores and 47 of our 294 domestic pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 287 EZMONEY stores and 47 domestic pawn stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500 but averaging approximately $560. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 90 EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,100. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2008, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
We earn payday loan fee revenue on our payday loans. In 24 domestic pawn stores and 190 EZMONEY stores, we make payday loans subject to state law. The average payday loan amount is approximately

$430 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
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
On November 13, 2008, we acquired the operating assets of eleven pawnshops located in Las Vegas, North Las Vegas and Henderson, Nevada that operate under the Pawn Plus, Pawn Place and ASAP Pawn brands for approximately $34.3 million, as more fully described below under Acquisitions Pending at September 30, 2008. Results of the acquired stores will be included in our consolidated results from the date of acquisition, and will first be reflected in our results in the quarter ending December 31, 2008.
On September 16, 2008, we announced a merger agreement with Value Financial Services, Inc. that we expect to consummate December 31, 2008. In the merger, we will acquire Value Financial Services’ 67 pawn stores, mostly in Florida, for a total estimated acquisition price of $80.6 million, plus the assumption of Value Financial Services’ debt estimated at $35.3 million, for an aggregate cost of approximately $115.9 million. The total purchase price may increase upon the payment of contingent consideration depending on the price at which the sellers sell the EZCORP shares they will acquire as part of the merger consideration. This acquisition is described more fully below under Acquisitions Pending at September 30, 2008.
In fiscal 2008, the EZPAWN U.S Operations segment contributed $22.7 million greater store operating income compared to the prior year, primarily from a $15.7 million increase in gross profit on sales and a $16.0 million increase in pawn service charges, partially offset by higher operating costs. Empeño Fácil contributed $3.3 million of store operating income compared to a small loss in the prior year. Our EZMONEY Operations segment contributed $4.1 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs at new and existing stores. After an $8.7 million increase in administrative expenses, a $2.5 million increase in depreciation and amortization and a $0.9 million loss on the sale/disposal of assets compared to a small gain in fiscal 2007, operating income increased $18.1 million to $73.7 million. After a $1.3 million decrease in net interest income, a $1.4 million increase in our equity interest in the income of Albemarle & Bond, and a $3.6 million increase in income taxes and other smaller items, our consolidated net income improved to $52.4 million in the current year from $37.9 million in the prior year.
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
CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2008, the allowance for Expected LOC Losses was $2.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $25.0 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
PAYDAY LOAN ALLOWANCE FOR LOSSES: We also provide an allowance for losses on payday loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue. At September 30, 2008, the combined allowances for uncollectible principal and interest on payday loans were $0.7 million.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete or slow moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At September 30, 2008, the inventory valuation allowance was $4.0 million, or 8.5% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold. The accuracy of our inventory allowance is dependent on our ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold values could increase or decrease our inventory allowance.
INCOME TAXES: As part of the process of preparing the consolidated financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was $0.2 million at September 30, 2008, compared to $0.4 million at September 30, 2007. As a result of a taxable gain on the sale of property, we reduced the valuation allowance in the fourth quarter of fiscal 2008 due to the utilization of a capital loss carry-forward that was previously reserved.
Effective October 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note J, “Income Taxes,” to our Consolidated Financial Statements for further discussion and related disclosures.
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

Acquisitions Pending at September 30, 2008
On November 13, 2008, we acquired the operating assets of eleven pawnshops located in Las Vegas, North Las Vegas and Henderson, Nevada that operate under the Pawn Plus, Pawn Place and ASAP Pawn brands for approximately $34.3 million. $17.3 million of the purchase price was paid through the issuance of 1,116,505 shares of our Class A Non-voting Common Stock, and the remaining $17.0 million was paid in cash.
On September 16, 2008, we agreed to acquire through a merger all of the capital stock of Value Financial Services, Inc. (“VFS”). In the merger, we will acquire VFS’s 67 pawn stores, most of which are in Florida. The total purchase price may increase upon the payment of contingent consideration, as described below, depending on the price at which the sellers sell the EZCORP shares they will acquire as part of the merger consideration. As merger consideration, each VFS shareholder may choose to receive either (1) 0.75 shares of EZCORP Class A Non-voting Common Stock (the “EZCORP shares”), rounded up to the nearest whole EZCORP Share, or (2) $11.00 cash for each share of VFS common stock owned by such shareholder at the effective time of the merger. The cash consideration is limited to 20% or less of the VFS common stock. Assuming the exercise of all options, warrants or other conversion rights, we expect to acquire 6,646,370 shares of VFS Common Stock in the merger.
EZCORP agreed to provide VFS shareholders some price protections if they sell their EZCORP Shares received in the merger within 125 days after the closing of the merger. Pursuant to this, EZCORP will pay a selling shareholder the difference between $14.67 per share and the gross price per share the selling shareholder actually receives, if less than $14.67 per share, up to a maximum of $4.01 per share. As an inducement to enter the merger agreement, EZCORP has also agreed to provide VFS shareholders who decide to sell their EZCORP Shares within 125 days after the closing of the merger a premium for sales of their EZCORP Shares for more than $14.67 per share. For VFS shareholders who sell their EZCORP Shares for more than $14.67 per share and, after a five day waiting period to facilitate share distribution, within the (1) first 35 day period from the date of the closing of the merger, EZCORP will pay $1.33 per share, (2) second 30 day period from the date of the closing of the merger, $1.00 per share, (3) third 30 day period from the date of the closing of the merger, $0.67 per share, and (4) fourth 30 day period from the date of the closing of the merger, $0.33 per share. We are currently unable to estimate the amount of contingent consideration that will be paid under the provisions described in this paragraph.
Excluding the contingent consideration that is not currently known, we estimate the total VFS acquisition price to be approximately $80.6 million, plus the assumption of VFS outstanding debt of approximately $35.3 million, for an aggregate value of approximately $115.9 million. The ultimate total purchase price will vary from this amount based on the value of EZCORP’s stock, the amount of VFS shareholders electing to receive cash in lieu of EZCORP shares, and any contingent consideration that will become payable, up to a maximum possible contingent payment of $20.0 million. We anticipate completing the VFS acquisition on December 31, 2008.
Results of Operations
Fiscal 2008 Compared to Fiscal 2007
The following discussion compares our results of operations for the current year ended September 30, 2008 to the prior year ended September 30, 2007. It should be read with the accompanying consolidated financial statements and related notes.
Included in the fiscal 2008 results is the impact of Hurricane Ike, which made landfall near Houston, Texas on September 13, 2008. In September 2008, the Company lost approximately 1,000 store days due to the hurricane and the resulting power outages. We estimate this reduced our fiscal 2008 pre-tax income by approximately $2.5 million. In the EZPAWN U.S. Operations segment, we estimate the hurricane reduced sales gross profit $0.2 million, reduced pawn service charges $0.6 million, and increased operating expenses $0.2 million. In the EZMONEY Operations segment, we estimate the hurricane reduced signature loan fee revenues $0.9 million and increased signature loan bad debt $0.5 million. The remaining impact was a loss on the disposal of assets destroyed by the storm, net of insurance recoveries expected. These effects are included in the results discussed below.
EZPAWN U.S. Operations Segment
The following table presents selected financial data for the EZPAWN U.S. Operations segment:

	Year Ended September 30,
	2007		2008
	(Dollars in thousands)
Sales	$192,832		$225,747
Pawn service charges	73,471		89,431
Signature loan fees	3,314		2,782
Other	1,328		2,116

Total revenues	270,945		320,076
Cost of goods sold	117,923		135,142

Net revenues	153,022		184,934
Store operating expenses:
Operations expense	87,151		96,674
Signature loan bad debt	1,390		1,108

Total store operating expenses	88,541		97,782

Store operating income	$64,481		$87,152

Other data:
Gross margin on sales	39%		40%
Annual inventory turnover	3.4	x	3.5	x
Average pawn loan balance per pawn store at year end	$206		$243
Average inventory per pawn store at year end	$128		$137
Average yield on pawn loan portfolio (a)	143%		146%
Pawn loan redemption rate	76%		78%
Average signature loan balance per store offering signature loans at year end (b)	$12		$11

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our current year pawn service charge revenue increased 22%, or $16 million from the prior year to $89.4 million. This was due to a three percentage point increase in loan yields to 146%, coupled with a 19% higher average pawn loan balance. Same store pawn service charges increased 17% from the prior year, with the remaining increase coming from acquired stores. We estimate temporary store closures from Hurricane Ike in September 2008, discussed above, reduced pawn service charges approximately $0.6 million. In the last two years, we have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors. This contributed about $7.0 million to the increase in pawn service charges in the current year.
In the current year, $87.1 million of recorded pawn service charge revenue was collected in cash, and $2.3 million was due to an increase in pawn service charges receivable related to the larger ending portfolio in the current year. In the prior year, $71.6 million of recorded pawn service charge revenue was collected in cash, and $1.9 million was due to an increase in pawn service charges receivable.

The table below summarizes our sales volume, gross profit and gross margins:

	Fiscal Year Ended September 30,
	2007	2008
	(Dollars in millions)
Merchandise sales	$141.0	$149.9
Jewelry scrapping sales	51.8	75.8

Total sales	192.8	225.7

Gross profit on merchandise sales	$57.5	$61.0
Gross profit on jewelry scrapping sales	17.4	29.6

Gross margin on merchandise sales	40.8%	40.7%
Gross margin on jewelry scrapping sales	33.5%	39.0%
Overall gross margin	38.8%	40.1%
The current year merchandise gross profit increased $3.5 million from the prior year to $61.0 million. This was due to a $3.3 million, or 2% increase in same store merchandise sales and a $5.7 million increase in sales from acquired stores, partially offset by a 0.1 percentage point decrease in gross margins. We estimate temporary store closures from Hurricane Ike in September 2008 reduced the gross profit on merchandise sales approximately $0.2 million.
The gross profit on jewelry scrapping sales increased $12.2 million from the prior year to $29.6 million. This was due to a $23.9 million, or 46% increase in jewelry scrapping sales on 12% more volume, and a 5.5 percentage point increase in margins. The jewelry scrapping sales include the current year sale of approximately $1.2 million of loose diamonds removed from scrapped jewelry, compared to approximately $1.6 million in fiscal 2007. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. We estimate these factors had a $10.0 million positive net effect on the gross profit from jewelry scrapping sales.
The segment’s signature loan contribution, or fee revenue less bad debt, decreased $0.3 million in the current year, primarily due to lower average loan balances, somewhat offset by an improvement in bad debt to 39.8% of fees compared to 41.9% in fiscal 2007.
Operations expense improved to 52% of net revenues ($96.7 million) in the current year from 57% of net revenues ($87.2 million) in the prior year, as operating expenses grew at a slower pace than the segment’s net revenues. Many of our store level operating expenses are fixed. We generally gain efficiencies by growing same store revenues and leveraging their fixed costs.
In the current year, the $32.5 million greater net revenue from pawn activities, partially offset by a $0.3 million decrease in contribution from signature loans and the $9.5 million higher operations expenses resulted in a $22.7 million overall increase in store operating income from the EZPAWN U.S. Operations segment compared to fiscal 2007. For the year, the segment comprised 68% of consolidated store operating income compared to 66% in the prior year.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Year Ended September 30,
	2007		2008
	(Dollars in thousands)
Sales	$155		$6,813
Pawn service charges	80		4,813
Other	2		5

Total revenues	237		11,631
Cost of goods sold	84		4,260

Net revenues	153		7,371
Store operating expenses:
Operations expense	404		4,066

Total store operating expenses	404		4,066

Store operating income (loss)	$(251)		$3,305

Other data:
Gross margin on sales	46%		37%
Annual inventory turnover	1.1	x	2.3	x
Average pawn loan balance per pawn store at year end	$35		$120
Average inventory per pawn store at year end	$48		$75
Average yield on pawn loan portfolio (a)	167%		130%
Pawn loan redemption rate	67%		83%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.
In fiscal year 2007, our Empeño Fácil segment included the results from our first four stores opened in fiscal 2007. Fiscal year 2008 includes results from those stores, the twenty stores acquired October 22, 2007, and the fourteen additional stores opened during fiscal year 2008.
The table below presents our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Fiscal Year Ended September 30,
	2007	2008
	(Dollars in millions)
Merchandise sales	$0.2	$5.9
Jewelry scrapping sales	0.0	0.9

Total sales	0.2	6.8

Gross profit on merchandise sales	$0.1	$2.2
Gross profit on jewelry scrapping sales	0.0	0.4
Gross margin on merchandise sales	46.7%	37.3%
Gross margin on jewelry scrapping sales	38.9%	38.3%
Overall gross margin	45.8%	37.5%
The current year’s merchandise gross profit increased to $2.2 million on $5.9 million of sales due to new and acquired stores and the maturation of the stores opened in fiscal 2007. Gross margins on merchandise sales were 37.3%.

The current year’s gross profit on jewelry scrapping sales was $0.4 million on $0.9 million of proceeds. Gross margins on jewelry scrapping sales were 38.3%.
Operations expense was 55% of segment net revenues ($4.1 million) in the current year. Operating expenses exceeded net revenues in the prior year during the start-up period of our Empeño Fácil operations.
In the current year, the $7.2 million greater net revenue from Mexico pawn activities, partially offset by the $3.7 million higher operations expense, resulted in a $3.6 million overall improvement in store operating income from the Empeño Fácil segment compared to the $0.3 million loss in the prior year. For the current year, Empeño Fácil comprised 3% of consolidated store operating income, compared to a small loss in the start-up period in the prior year.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Year Ended September 30,
	2007	2008
	(Dollars in thousands)
Signature loan fees	$101,033	$125,696
Signature loan bad debt	27,118	36,042

Signature loan contribution (fees less bad debt)	73,915	89,654

Operations expense	41,047	52,680

Store operating income	$32,868	$36,974

Other data:
Signature loan bad debt as a percent of signature loan fees	26.8%	28.7%
Average signature loan balance per store offering signature loans at year end (a)	$64	$63

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The segment’s signature loan contribution, or fees less bad debt, increased $15.7 million, or 21% compared to fiscal 2007. The primary driver of the increased contribution is the addition of new stores, resulting in a 24% increase in the current year signature loan fee revenue. Signature loan bad debt increased $8.9 million to 28.7% of related fees in the current year compared to 26.8% in the prior year. We believe the effects of the economic stimulus checks distributed May through July dampened demand for new loans during the period but benefited bad debt. We estimate that power outages resulting from Hurricane Ike, which caused temporary closures in EZMONEY stores in the Houston, Texas area in September 2008, as discussed above, reduced signature loan fee revenues approximately $0.9 million and increased bad debt approximately $0.5 million, or 0.4% of fee revenues for the year. For the past several years, we also have sold our bad debt, on a weekly basis, to third parties after 60 days of internal collection efforts, but market rates for debt sales have declined over the last two years. Beginning in the March 2008 quarter, we now continue to attempt collection of our bad debt past 60 days and are employing a combination of in-house collections and third party debt sales and are testing several new ancillary collection techniques.
Operations expense increased $11.6 million in the current year to $52.7 million, or 42% of segment revenues from 41% in the prior year. The increase was mostly from additional labor, rent and other costs at new and existing stores. In the current year, operations expense was $117,327 per average store, compared to $113,390 per average store in fiscal 2007. Stores adjoining an EZPAWN location, which generally have lower operating costs, now comprise a smaller percentage of the total EZMONEY stores.
Included in the current year’s results is a $0.5 million charge to the EZMONEY segment’s operating income related to the closure of eleven Florida stores following a regulatory action, as more fully described in Note O to the consolidated financial statements included in this annual report on Form 10-K. Approximately $0.2 million was recorded as a reduction of fee revenue, and $0.3 million was recorded as bad debt in the current year based on the increase in loans that were not collected as a result of these store closures.
In the current year, the $15.7 million increase in signature loan fees net of bad debt and $11.6 million greater operations expense resulted in a $4.1 million net increase in store operating income from the EZMONEY Operations segment. For the current year, EZMONEY Operations comprised 29% of consolidated store operating income compared to 34% in fiscal 2007, as operating income from the EZPAWN U.S. Operations and Empeño Fácil segments grew at a faster pace.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current year were $40.5 million compared to $31.7 million in the prior year. Administrative expenses increased to 12.7% from 12.5% in the prior year, when measured as a percentage of net revenue. The dollar increase was due primarily to a $4.6 million increase in administrative labor and benefits, a $1.9 million increase in professional fees & services, a $0.5 million increase in travel and transportation expenses and a $0.6 million settlement of a lawsuit from the Texas Attorney General as more fully described in Note O to the attached consolidated financial statements.
Depreciation and amortization expense was $12.4 million in the current year, compared to $9.8 million in the prior year. Depreciation on assets placed in service, primarily related to new EZMONEY and Empeño Fácil stores and acquired U.S. pawn stores exceeded the reduction from assets that became fully depreciated or were retired.
We earned $0.5 million of interest income on our invested cash in the current year for a rate of return of 2.7%. In fiscal 2007, we earned $1.7 million of interest income on our invested cash, yielding a 5.0% rate of return.
With no debt in the current year, our $0.4 million interest expense represents primarily the amortization of deferred financing costs, the commitment fee on our existing $40 million line of credit, and an incremental ticking fee on our new $120 million credit facility that will become effective upon the closing of the Value Financial Services acquisition. With no debt, interest expense of $0.3 million in the prior year represented primarily the amortization of deferred financing costs.
Our equity in the net income of Albemarle and Bond Plc increased $1.4 million from fiscal 2007 to $4.3 million in the current year primarily as a result of A&B’s higher earnings from same stores and from A&B’s acquisition of a competitor in July 2007.
The fiscal 2008 income tax expense was $25.6 million (32.8% of pretax income) compared to $22.1 million (36.8% of pretax income) for the prior year. In the current year, we recognized the benefit of a previously under-utilized foreign tax credit related to our investment in Albemarle and Bond Holdings Plc by electing to use the gross method rather than the net method in claiming this credit on our U.S. federal taxes. This resulted in a $3.4 million reduction in income tax expense compared to what would have been recognized under the net method. Of the $3.4 million total, $1.0 million relates to a reduction of taxes related to A&B’s current year earnings and $2.4 million results from our ability to claim the larger credit by making the same election on amended prior year tax returns and by applying the same approach to A&B’s undistributed earnings from prior years. In the current year, we also generated a capital gain resulting in the reversal of $0.2 million from the valuation allowance previously placed on a capital loss carry-forward. In the fourth quarter, we also recorded a $0.4 million additional tax charge related to an uncertain tax position in accordance with Financial Interpretation No. 48. The net effect of the above items caused the decrease in the effective tax rate from fiscal 2007 to fiscal 2008. In the first three quarters of fiscal 2008, we also estimated we would not qualify as a retail company under the Texas Margins Tax based on the composition of our revenues, which would have doubled the applicable Texas tax rate compared to fiscal 2007, and accrued our taxes through the first three quarters of the year at the expected higher rate. In the fourth quarter, we determined we qualify as a retail company in Texas and lowered the applicable state tax rate in our accrued taxes. This resulted in no change in tax rates between years but only in the estimated tax rates between quarters in fiscal 2008. Taking into account all the above factors and our expectations for the next year, we estimate our effective tax rate in the year ending September 30, 2009 will be approximately 35.2%.
Consolidated operating income for the current year improved $18.1 million over the prior year to $73.7 million. Contributing to this were the $22.7 million, $3.6 million and $4.1 million increases in store operating income in our EZPAWN US, Empeño Fácil and EZMONEY Operations segments, partially offset by the $8.7 million increase in administrative expenses, $2.5 million increase in depreciation and amortization, and a $0.9 million loss on sale/disposal of assets compared to a small gain in fiscal 2007. After a $1.4 million increase in our equity interest in the earnings of Albemarle and Bond, a $1.3 million decrease in net interest income, and a $3.6 million increase in income taxes and other smaller items, net income improved to $52.4 million in fiscal 2008 from $37.9 million in fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006
The following discussion compares our results of operations for the year ended September 30, 2007 to the year ended September 30, 2006. It should be read with the accompanying consolidated financial statements and related notes.
EZPAWN U.S. Operations Segment
The following table presents selected financial data for the EZPAWN U.S. Operations segment:

	Year Ended September 30,
	2006	2007
	(Dollars in thousands)
Sales	$177,424	$192,832
Pawn service charges	65,325	73,471
Signature loan fees	3,155	3,314
Other	1,263	1,328

Total revenues	247,167	270,945
Cost of goods sold	106,873	117,923

Net revenues	140,294	153,022
Store operating expenses:
Operations expense	84,830	87,151
Signature loan bad debt	1,286	1,390

Total store operating expenses	86,116	88,541

Store operating income	$54,178	$64,481

Other data:
Gross margin on sales	40%	39%
Annual inventory turnover	3.2x	3.4x
Average pawn loan balance per pawn store at year end	$180	$206
Average inventory per pawn store at year end	$127	$128
Average yield on pawn loan portfolio (a)	139%	143%
Pawn loan redemption rate	76%	77%
Average signature loan balance per store offering signature loans at year end (b)	$12	$12

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
Our fiscal 2007 pawn service charge revenue increased 13%, or $8.1 million from fiscal 2006 to $73.5 million. The growth was due to an improvement in loan yields to 143% from 139% in fiscal 2006, and a 9% higher average pawn balance. Same store pawn service charges increased 10% from the prior year, with the remaining increase coming from new stores. In the last two years, we have periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors. This contributed about $4.3 million to the increase in pawn service charges in the current year. The higher yield resulted largely from the fiscal 2006 mid-year conversion of most of our pawn stores from offering 90-day loan terms to offering 60-day terms.
In fiscal 2007, $71.6 million of recorded pawn service charge revenue was collected in cash, and $1.9 million was due to an increase in pawn service charges receivable related to the larger ending portfolio in the current year. In the prior year, $66.6 million of recorded pawn service charge revenue was collected in cash, offset by a $1.3 million decrease in pawn service charges receivable. The decrease in the prior year accrual was primarily due to shortening the loan term in most of our pawn stores in that period. The accrual of pawn service charges is dependent on the size of the loan portfolio, the loan term and our estimate of collectible loans in the portfolio at the end of each period.
The table below summarizes our sales volume, gross profit and gross margins:

	Fiscal Year Ended September 30,
	2006	2007
	(Dollars in millions)
Merchandise sales	$134.3	$141.0
Jewelry scrapping sales	43.1	51.8

Total sales	177.4	192.8

Gross profit on merchandise sales	$55.9	$57.5
Gross profit on jewelry scrapping sales	14.7	17.4

Gross margin on merchandise sales	41.6%	40.8%
Gross margin on jewelry scrapping sales	34.1%	33.5%
Overall gross margin	39.8%	38.8%
The fiscal 2007 merchandise gross profit increased $1.6 million from the prior year to $57.5 million. This was due to a $4.0 million, or 3% increase in same store merchandise sales and a $2.7 million increase in new store sales, reduced by a 0.8 percentage point decrease in gross margins. In fiscal 2006, we benefited from the doubling of loan forfeitures due to the reduction of loan terms in the majority of our stores. This provided a greater amount of fresh inventory in the second and third quarters of fiscal 2006 to fuel sales at a better margin. More aggressive discounting of electronics and jewelry and increased jewelry loan values in response to market increases in gold values also led to lower margins in fiscal 2007.
The gross profit on jewelry scrapping sales increased $2.7 million from fiscal 2006 to $17.4 million. This was due to an $8.8 million, or 20% increase in jewelry scrapping sales on 7% more volume, and a 0.6 percentage point decrease in margins. The jewelry scrapping sales include the sale of approximately $1.6 million of loose diamonds removed from scrapped jewelry in fiscal 2007, compared to approximately $0.5 million in fiscal 2006. The proceeds refiners pay us for jewelry has increased in the last year in response to higher gold values. We also increased the amount we loan on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. These factors had a $0.9 million positive net effect on the gross profit from jewelry scrapping sales.
The segment’s signature loan contribution, or fee revenue less bad debt, increased $0.1 million in 2007, primarily due to an increase in same store signature loan revenues.
Operations expense improved to 57% of net revenues ($87.2 million) in fiscal 2007 from 60% of net revenues ($84.8 million) in the prior year, as operating expenses grew at a slower pace than the segment’s net revenues.
In fiscal 2007, the $12.6 million greater net revenue from pawn activities and $0.1 million greater contribution from signature loans, partially offset by the $2.4 million higher operations expenses resulted in a $10.3 million overall increase in store operating income from the EZPAWN U.S. Operations segment compared to fiscal 2006. For the year, EZPAWN U.S. Operations made up 66% of consolidated store operating income compared to 68% in the prior year.
Empeño Fácil Segment
We opened our first four Mexico pawn stores in fiscal 2007, with no activities in Mexico in fiscal 2006. The results for the stores were not material in fiscal 2007, resulting in total revenues of $0.2 million and a $0.3 million store operating loss during the start-up period.

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
The segment’s signature loan contribution, or fees less bad debt, increased $21.8 million, or 42% compared to fiscal 2006. The primary cause of the increased contribution was the higher average loan balances at existing stores and the addition of new stores, resulting in a 47% increase in signature loan fee revenue in fiscal 2007. Signature loan bad debt increased $10.5 million to 26.8% of related fees in fiscal 2007 compared to 24.2% in fiscal 2006. Early in the third quarter of fiscal 2007, we revised some of our underwriting criteria to optimize our loan growth. The result was stronger than normal loan growth as well as a higher level of bad debt. Later in the third quarter, we refined our underwriting criteria specifically for new customers. As a result, our bad debt improved in the fourth quarter compared to the third quarter, but was approximately 4.5 percentage points higher as a percentage of related fees than the fourth quarter of fiscal 2006.
Operations expense increased $14.1 million in fiscal 2007 to $41.0 million, or 41% of segment revenues from 39% in the prior year. The increase was mostly from additional labor, rent and other costs at new stores that have not yet matured. In the fiscal 2007, operations expense was $113,390 per average store, compared to $103,890 per average store in fiscal 2006. Stores adjoining an EZPAWN location, which generally have lower operating costs, now comprise a smaller percentage of the total EZMONEY stores.
In fiscal 2007, the $21.8 million increase in signature loan fees net of bad debt and $14.1 million greater operations expense resulted in a $7.7 million net increase in store operating income from the EZMONEY Operations segment. For fiscal 2007, EZMONEY Operations made up 34% of consolidated store operating income compared to 32% in fiscal 2006.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in fiscal 2007 were $31.7 million compared to $27.7 million in fiscal 2006. This is an improvement of 0.8 of a percentage point to 12.5% when measured as a percent of net revenue. The dollar increase was due primarily to a $2.2 million increase in stock compensation, a $1.1 million increase in administrative labor and benefits, and a $0.5 million increase in information technology consulting fees.
Depreciation and amortization expense was $9.8 million in fiscal 2007, compared to $8.6 million in fiscal 2006. Depreciation on assets placed in service, primarily related to new EZMONEY stores, exceeded the reduction from assets that became fully depreciated or were retired.
We earned $1.7 million of interest income on our invested cash in fiscal 2007 for a rate of return of 5.0%. In fiscal 2006, we earned $0.5 million of interest income on our invested cash, yielding a 4.1% rate of return.
With no debt in fiscal 2007, our $0.3 million interest expense was comprised mostly of the amortization of deferred financing costs and the commitment fee on our line of credit. Interest expense in the prior year was $0.4 million. In that period, we had an average debt balance of $1.6 million.
The fiscal 2007 income tax expense was $22.1 million (36.8% of pretax income) compared to $16.2 million (35.7% of pretax income) for the prior year. The increase in effective tax rate is due primarily to a legislative change increasing our expected taxes in Texas.
Consolidated operating income for fiscal 2007 improved $12.6 million over the prior year to $55.6 million. Contributing to this were the $10.3 million and $7.7 million increases in store operating income in our EZPAWN U.S. and EZMONEY Operations segments and a small gain on sale of assets, partially offset by the $4.0 million increase in administrative expenses and the $0.3 million store operating loss in the Empeño Fácil segment. After a $1.3 million improvement in net interest and a $5.8 million increase in income taxes and other smaller items, net income improved to $37.9 million in fiscal 2007 from $29.3 million in fiscal 2006.
Liquidity and Capital Resources
In fiscal 2008, our $62.3 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $68.5 million, and (ii) $6.2 million of normal, recurring changes in operating assets and liabilities. In fiscal 2007, our $53.4 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $51.0 million and (ii) $2.4 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two years were an increase in the gross profit on sales of inventory and an increase in collected pawn service charges and signature loan fees, net of higher operating expenditures and taxes paid.
The $58.4 million of cash used in investing activities during the current year was funded by cash flow from operations. Our most significant year-to-date investments were the $18.2 million in additions to property and equipment primarily for new store construction and the $15.5 million acquisition of 20 Mexico pawn stores from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. Other significant investments were the funding of $15.5 million of pawn loans net of repayments and recoveries through the sale of forfeited collateral and $11.0 million of payday loans net of repayments. Partially offsetting these were $1.7 million of dividends received from an unconsolidated affiliate and $1.0 million received from the exercise of employee stock options and related excess tax benefits. The net effect of these cash flows was a $4.9 million increase in cash on hand, providing a $27.4 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	0.4	0.4	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	103.4	24.3	38.6	21.0	19.5
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$103.8	$24.7	$38.6	$21.0	$19.5

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At September 30, 2008, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $25.0 million. This amount includes principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes, and insurance at most of our locations. In the fiscal year ended September 30, 2008, these collectively amounted to $10.6 million.
In the fiscal year ending September 30, 2009, we plan to open 30 to 35 new signature loan stores in the U.S. and 30 to 35 Empeño Fácil pawn stores in Mexico for an expected capital expenditure of approximately $6.8 million, plus the funding of working capital and start-up losses at these stores. We believe these new stores will create a drag on earnings and liquidity in their first six to nine months of operations before turning profitable.
While we had no debt outstanding at September 30, 2008, we have a $40 million revolving credit facility secured by our assets, which matures October 1, 2009. Under the terms of the agreement, we could borrow the full $40 million at September 30, 2008. Terms of the agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2008. Payment of dividends and additional debt are allowed but restricted. The interest amount shown in the table above reflects the commitment fee we anticipate paying through the maturity of the credit agreement, combined with the incremental commitment fee on our $120 million Fifth Amended and Restated Credit Agreement, discussed below, assuming we remain debt-free.
On November 13, 2008, we acquired the operating assets of eleven pawnshops located in Las Vegas, North Las Vegas and Henderson, Nevada that operate under the Pawn Plus, Pawn Place and ASAP Pawn brands for approximately $34.3 million. $17.3 million of the purchase price was paid through the issuance of 1,116,505 shares of our Class A Non-voting Common Stock, and the remaining $17.0 million was paid in cash. On September 16, 2008, we announced our agreement to acquire, for a combination of stock and cash consideration, 100% of the equity ownership of Value Financial Services, Inc. (“VFS”) for approximately $80.6 million, plus the assumption of VFS outstanding debt of approximately $35.3 million, for an aggregate value of approximately $115.9 million. If the VFS acquisition is completed, our cash on hand and availability under our current credit facility may not be adequate to fund the acquisition and other operating and growth cash needs. We have executed a $120 million Fifth Amended and Restated Credit Agreement with the two banks in our current $40 million Fourth Amended and Restated Credit Agreement and three additional banks. The agreement and the related loan documents were placed in escrow pending the closing of the merger agreement with VFS. Effectiveness of the new credit agreement is contingent upon the closing of the merger agreement with VFS by December 31, 2008, but bears a ticking fee of 0.50% through December 31, 2008, regardless of whether it becomes effective by that date. This ticking fee is included in the Interest on Long-Term Debt Obligations line of the contractual obligations table above.
If the merger agreement with VFS is closed on or before December 31, 2008, the new credit agreement will provide for, among other things, (i) an $80 million revolving credit facility that EZCORP may request to be increased to a total of $110 million and (ii) a $40 million term loan. If the agreement becomes effective, it will extend the maturity date of the revolving credit facility to three years from the closing of the merger agreement with VFS. The maturity date of the term loan will be four years from the closing of the merger agreement with VFS.
We anticipate that cash flow from operations, cash on hand, and availability under our existing revolving credit facility (if the VFS acquisition is not completed by December 31, 2008) or our new credit facility (if the VFS acquisition is completed by December 31, 2008) will be adequate to fund our contractual obligations, planned store growth, capital expenditures, working capital requirements and planned acquisition during the coming year.
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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2008, the allowance for Expected LOC Losses was $2.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $25.0 million. This amount includes principal, interest and insufficient funds fees.
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
Signature loan fees are generally highest in our third and fourth fiscal quarters (April through September) due to a higher average loan balance during the summer lending season. Signature loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the third and fourth quarters and lowest in the second quarter due primarily to the impact of tax refunds.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the year ended June 30, 2008 (included in our September 30, 2008 results on a three-month lag as described above) was a $79,000 decrease, net of tax effect, to stockholders’ equity. On September 30, 2008, the U.K. pound weakened to 1.00 to 1.8175 U.S. dollars from 1.9954 at June 30, 2008. We cannot assure the future valuation of the U.K. pound or how further movements in the pound could affect our future earnings or financial position.
Similar to the discussion above regarding the U.K. pound, fluctuations in the exchange rate for the Mexican peso also affect our earnings and financial position due to our pawn operations in Mexico. The translation adjustment representing the strengthening in the Mexican peso during the year ended September 30, 2008 was a $58,000 increase, net of tax effect, to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. At October 31, 2008, the Mexican peso weakened 19% to 12.90 pesos to the U.S. dollar, compared to 10.87 pesos to the U.S. dollar at September 30, 2008. If the peso remains at this weaker level, it would decrease the value of the assets and earnings translated to U.S. dollars in fiscal 2009 compared to fiscal 2008.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and subsidiaries as of September 30, 2007 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also include the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. and subsidiaries at September 30, 2007 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As more fully described in Note J to the consolidated financial statements, effective October 1, 2007, the Company adopted the provisions of Financial Interpretation Number 48, “Accounting for Uncertainty in Income Taxes.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EZCORP, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
December 12, 2008

EZCORP, Inc.
Consolidated Balance Sheets

	September 30,
	2007	2008
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$22,533	$27,444
Pawn loans	60,742	75,936
Payday loans, net	4,814	7,124
Pawn service charges receivable, net	10,113	12,755
Signature loan fees receivable, net	5,992	5,406
Inventory, net	37,942	43,209
Deferred tax asset	8,964	10,926
Prepaid expenses and other assets	6,146	9,116

Total current assets	157,246	191,916

Investment in unconsolidated affiliate	35,746	38,439
Property and equipment, net	33,806	40,079
Deferred tax asset, non-current	4,765	8,139
Goodwill	16,211	24,376
Other assets, net	3,412	5,771

Total assets	$251,186	$308,720

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$25,592	$29,425
Customer layaway deposits	1,988	2,327
Federal income taxes payable	4,795	246

Total current liabilities	32,375	31,998

Deferred gains and other long-term liabilities	2,886	3,672
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; 5 million shares authorized in 2007, none authorized in 2008; none issued and outstanding in 2007 and 2008	—	—
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; 38,363,176 issued and 38,336,077 outstanding in 2007; 38,564,331 issued and 38,554,331 outstanding in 2008;	383	386
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30
Additional paid-in capital	131,098	135,895
Retained earnings	81,847	134,170
Treasury stock, at cost; 30,000 shares in 2007; 10,000 shares in 2008	(35)	(12)
Accumulated other comprehensive income	2,602	2,581

Total stockholders’ equity	215,925	273,050

Total liabilities and stockholders’ equity	$251,186	$308,720

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Operations

	Years Ended September 30,
	2006	2007	2008
	(In thousands, except per share amounts)
Revenues:
Sales	$177,424	$192,987	$232,560
Pawn service charges	65,325	73,551	94,244
Signature loan fees	71,840	104,347	128,478
Other	1,263	1,330	2,121

Total revenues	315,852	372,215	457,403

Cost of goods sold	106,873	118,007	139,402

Net revenues	208,979	254,208	318,001

Operating expenses:
Operations	111,738	128,602	153,420
Signature loan bad debt	17,897	28,508	37,150
Administrative	27,749	31,749	40,458
Depreciation	8,543	9,697	11,794
Amortization	67	115	560
(Gain) loss on sale / disposal of assets	(7)	(72)	939

Total operating expenses	165,987	198,599	244,321

Operating income	42,992	55,609	73,680

Interest income	(520)	(1,654)	(477)
Interest expense	441	281	420
Equity in net income of unconsolidated affiliate	(2,433)	(2,945)	(4,342)
Other	—	—	8

Income before income taxes	45,504	59,927	78,071
Income tax expense	16,245	22,053	25,642

Net income	$29,259	$37,874	$52,429

Net income per common share:
Basic	$0.74	$0.92	$1.27

Diluted	$0.69	$0.88	$1.21

Weighted average shares outstanding:
Basic	39,432	41,034	41,396
Diluted	42,264	43,230	43,327
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2006	2007	2008
	(In thousands)
Operating Activities:
Net income	$29,259	$37,874	$52,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,610	9,812	12,354
Payday loan loss provision	2,221	5,353	8,691
Deferred taxes	3,724	(2,636)	(5,291)
Net (gain) loss on sale or disposal of assets	(7)	(72)	939
Share-based compensation	1,397	3,627	3,719
Income from investment in unconsolidated affiliate	(2,433)	(2,945)	(4,342)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	213	(2,948)	(1,835)
Inventory, net	(772)	(411)	(874)
Prepaid expenses, other current assets, and other assets, net	(1,675)	(2,138)	(3,885)
Accounts payable and accrued expenses	3,524	2,903	4,088
Customer layaway deposits	174	21	275
Deferred gains and other long-term liabilities	(348)	(363)	731
Excess tax benefit from stock-based compensation	(1,084)	(916)	(552)
Federal income taxes	435	6,248	(4,103)

Net cash provided by operating activities	43,238	53,409	62,344

Investing Activities:
Pawn loans made	(191,826)	(211,856)	(262,483)
Pawn loans repaid	101,610	109,175	136,753
Recovery of pawn loan principal through sale of forfeited collateral	89,556	96,207	110,211
Payday loans made	(24,368)	(48,460)	(81,967)
Payday loans repaid	21,338	40,842	70,965
Additions to property and equipment	(11,052)	(13,742)	(18,159)
Acquisitions, net of cash acquired	(2,194)	(23,201)	(15,467)
Investment in unconsolidated affiliate	—	(13,408)	(15)
Dividends from unconsolidated affiliate	969	1,274	1,760
Proceeds from sale of assets	66	259	—

Net cash used in investing activities	(15,901)	(62,910)	(58,402)

Financing Activities:
Proceeds from exercise of stock options and warrants	4,350	1,462	417
Excess tax benefit from stock-based compensation	1,084	916	552
Debt issuance costs	—	(283)	—
Net payments on bank borrowings	(7,000)	—	—

Net cash provided by (used in) financing activities	(1,566)	2,095	969

Change in cash and equivalents	25,771	(7,406)	4,911
Cash and equivalents at beginning of period	4,168	29,939	22,533

Cash and equivalents at end of period	$29,939	$22,533	$27,444

Cash paid during the period for:
Interest	$380	$139	$150
Income taxes	$12,163	$18,441	$35,034

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$93,184	$96,387	$113,718
Issuance of common stock to 401(k) plan	$45	$27	$135
Foreign currency translation adjustment	$(463)	$(1,377)	$21
Cumulative effect of adopting a new accounting principle	$—	$—	$106
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Stockholders’ Equity

							Accumulated
	Common Stock		Additional		Deferred		Other
		Par	Paid In	Retained	Compensation	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Expense	Stock	Income (Loss)	Total
				(In thousands)
Balances at Sept. 30, 2005	38,604	$381	$117,965	$14,714	$(244)	$(35)	$762	$133,543

Issuance of Common Stock to 401(k) plan	3	—	45	—	—	—	—	45
Amortization of deferred compensation	—	—	—	—	75	—	—	75
Reclass upon adoption of SFAS No. 123(R)	—	—	(169)	—	169	—	—	—
Stock compensation	60	1	1,320	—	—	—	—	1,321
Stock options and warrants exercised	1,845	23	4,327	—	—	—	—	4,350
Excess tax benefit from share-based compensation	—	—	1,084	—	—	—	—	1,084
Foreign currency translation adjustment	—	—	—	—	—	—	463	463
Net income	—	—	—	29,259	—	—	—	29,259

Total comprehensive income	—	—	—	—	—	—	—	29,722

Balances at Sept. 30, 2006	40,512	405	124,572	43,973	—	(35)	1,225	170,140

Issuance of Common Stock to 401(k) plan	2	—	27	—	—	—	—	27
Stock compensation	—	—	3,627	—	—	—	—	3,627
Stock options and warrants exercised	819	8	1,454	—	—	—	—	1,462
Excess tax benefit from share-based compensation	—	—	1,418	—	—	—	—	1,418
Foreign currency translation adjustment	—	—	—	—	—	—	1,377	1,377
Net income	—	—	—	37,874	—	—	—	37,874

Total comprehensive income	—	—	—	—	—	—	—	39,251

Balances at Sept. 30, 2007	41,333	413	131,098	81,847	—	(35)	2,602	215,925

Issuance of Common Stock to 401(k) plan	12	—	135	—	—	—	—	135
Stock compensation	—	—	3,719	—	—	—	—	3,719
Stock options and warrants exercised	190	3	391	—	—	23	—	417
Excess tax benefit from share-based compensation	—	—	552	—	—	—	—	552
Adoption of FIN48				(106)				(106)
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Net income	—	—	—	52,429	—	—	—	52,429

Total comprehensive income	—	—	—	—	—	—	—	52,408

Balances at Sept. 30, 2008	41,535	$416	$135,895	$134,170	$—	$(12)	$2,581	$273,050

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
Note A: Organization and Summary of Significant Accounting Policies
Organization: We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 294 domestic pawn stores and 38 Mexico pawn stores open at September 30, 2008. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 477 EZMONEY stores and 71 of our domestic pawn stores open September 30, 2008, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”).
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
Pawn Loan and Sales Revenue Recognition: We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two to three months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market (net realizable value) of the property. We record sales revenue and the related cost when this inventory is sold. Sales tax collected upon the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in Accounts Payable and Other Accrued Liabilities on our balance sheets until remitted to the appropriate governmental authorities.
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
Credit Service Allowance for Losses: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2008, the allowance for Expected LOC Losses was $2.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $25.0 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
Inventory: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete or slow moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At September 30, 2008, the inventory valuation allowance was $4.0 million, or 8.5% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
Software Development Costs: We account for internal software development costs in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use,” which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. During 2006, 2007 and 2008 approximately $0.3 million, $0.9 million and $1.6 million was capitalized in connection with the development and acquisition of internal software systems. No interest was capitalized in 2006, 2007 or 2008. Capitalized costs are amortized by the straight-line method over the estimated useful lives of each system, ranging from five to eight years.

Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until we collect the entire related sales price and deliver the related merchandise to the customer.
Intangible Assets: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1st, or more frequently if events or changes in circumstances indicate that they might be impaired. We recognized no impairment of our intangible assets in fiscal 2006, 2007, or 2008. We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method.
Property and Equipment: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 8 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life — typically 10 years — or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $84.7 million and $94.4 million at September 30, 2007 and 2008.
Valuation of Tangible Long-Lived Assets: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; or significant negative industry trends. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. No impairment of tangible long-lived assets was recognized in fiscal 2006, 2007 or 2008.
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
Foreign Currency Translation: Our equity investment in A&B is translated from the U.K. pound into U.S. dollars at the exchange rate as of A&B’s balance sheet date of June 30. The related interest in A&B’s net income is translated at the average exchange rate for each six-month period reported by A&B. The functional currency of our wholly-owned Empeño Fácil Mexican pawn operations is the Mexican peso. Empeño Fácil’s balance sheet accounts are translated into U.S. dollars at the prevailing exchange rate at the end of each quarter, and its earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from A&B and Empeño Fácil as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.
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

Advertising: We expense advertising costs as incurred. Advertising expense was approximately $1,041,000, $1,968,000 and $2,166,000 for fiscal 2006, 2007 and 2008.
Income Taxes: As part of the process of preparing the consolidated financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was $0.2 million at September 30, 2008, compared to $0.4 million at September 30, 2007. As a result of a taxable gain on the sale of property, we reduced the valuation allowance in the fourth quarter of fiscal 2008 due to the utilization of a capital loss carry-forward that was previously reserved.
Effective October 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note J, “Income Taxes,” for further discussion and related disclosures.
Share-Based Compensation: We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment.” We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods.
Segments: We account for our operations in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior to fiscal 2008, we had two reportable segments. Effective October 1, 2007, we reorganized our operations and internal reporting to manage it as three separate segments. See Note R “Operating Segment Information” for further discussion and separate data for each segment.
Use of Estimates: Generally accepted accounting principles require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Reclassifications: Certain prior year balances have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about the use of fair value to measure assets and liabilities. We must adopt SFAS No. 157 in our fiscal year ending September 30, 2009. We expect adoption of SFAS No. 157 to have no impact on our financial position, results of operations or cash flows.
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
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. We must adopt SFAS No. 161 by January 1, 2009. We do not expect SFAS No. 161 to have a material effect on our financial position, results of operations, or cash flows, as we do not currently use any derivative financial instruments.
In April 2008, FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. We must adopt FSP FAS 142-3 in our fiscal year ending September 30, 2010. We do not expect adoption of FSP FAS 142-3 to have a material effect on our financial position, results of operations, or cash flows.

Note B: Acquisitions
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
The purchase price is allocated as follows, including the adjustments discussed above (in thousands):

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

The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations. The goodwill noted above was recorded in the Empeño Fácil Mexico pawn segment and is expected to be fully deductible for tax purposes over the fifteen years following the acquisition.
In fiscal 2007, we acquired fifteen pawnshops and one signature loan store for total consideration of $23.2 million. Of the total purchase price, $1.7 million was allocated to inventory, $4.1 million was allocated to pawn loans, $0.1 million was allocated to payday loans, $1.9 million was allocated to other identified assets and liabilities, and the remaining $15.4 million was allocated to goodwill.
The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations.
On November 13, 2008, subsequent to the end of fiscal 2008, we acquired the operating assets of eleven pawnshops located in Las Vegas, North Las Vegas and Henderson, Nevada that operate under the Pawn Plus, Pawn Place and ASAP Pawn brands for approximately $34.3 million. $17.3 million of the purchase price was paid through the issuance of 1,116,505 shares of our Class A Non-voting Common Stock, and the remaining $17.0 million was paid in cash. The results of the acquired stores will first be reflected in our consolidated results in the quarter ending December 31, 2008, from the date of acquisition forward.

We currently anticipate recording the following preliminary purchase price allocation in the quarter ending December 31, 2008 (in thousands):

Current assets:
Pawn loans	$5,445
Payday loans, net	55
Auto title loans	1,199
Pawn service charges receivable, net	1,079
Signature loan fees receivable, net	7
Inventory, net	2,848
Deferred tax asset	298
Prepaid expenses and other assets	107

Total current assets	11,038

Property and equipment	392
Goodwill	15,714
Other intangible assets, net	7,340

Total assets	$34,484

Liabilities:
Accounts payable and other accrued expenses	$(36)
Customer deposits	(135)

Total liabilities	(171)

Net assets acquired	$34,313

We expect the goodwill related to this acquisition will be fully tax deductible over the next fifteen years.
On September 16, 2008, we agreed to acquire through a merger all of the capital stock of Value Financial Services, Inc. (“VFS”). We expect to complete the merger on December 31, 2008. In the merger, we expect to acquire VFS’s 67 pawn stores, most of which are in Florida. This pending acquisition is described more fully in Note S, “Subsequent Events.” VFS’s results of operations will not be reflected in our consolidated financial results until the acquisition is completed.
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

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Years Ended September 30,
	2006	2007	2008
Net income (A)	$29,259	$37,874	$52,429

Weighted average outstanding shares of common stock (B)	39,432	41,034	41,396
Dilutive effect of stock options, warrants, and restricted stock	2,832	2,196	1,931

Weighted average common stock and common stock equivalents (C)	42,264	43,230	43,327

Basic earnings per share (A/B)	$0.74	$0.92	$1.27

Diluted earnings per share (A/C)	$0.69	$0.88	$1.21

We excluded anti-dilutive options, warrants and restricted stock grants from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. During fiscal 2006, 2007 and 2008 there were 1,233,557 and 1,666 weighted average options outstanding that were anti-dilutive. There were no anti-dilutive restrictive stocks during fiscal 2006, 2007 and 2008.
The number of outstanding Class A Non-voting Common Stock outstanding increased subsequent to the end of fiscal 2008 upon the closing of an acquisition, the exercise of a significant number of stock options, and the lapse of restrictions on two material restricted stock awards. We also anticipate issuing additional shares as consideration for an acquisition we expect to close on December 31, 2008. See Note S, “Subsequent Events,” for a more complete description of these events and the number of shares issued and expected to be issued.
Note D: Investment
We own 16,298,875 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 29.95% of A&B’s total outstanding shares at September 30, 2008. The shares were acquired in 1998 and 2007 at a total cost of $26.2 million. A&B is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. The income reported for our fiscal year end of September 30 represents our percentage interest in the results of A&B’s operations from July 1 to June 30. In fiscal 2006, 2007 and 2008, we received dividends from A&B of $969,000, $1,274,000 and $1,760,000. The undistributed after-tax earnings included in our consolidated retained earnings were $11.4 million at September 30, 2008. A&B’s shares are listed on the Alternative Investment Market of the London Stock Exchange and at October 31, 2008, the market value of this investment was approximately $49.9 million, based on the closing market price and currency exchange rate on that date.
In 1998, we acquired 13,276,666 shares of A&B’s common stock for approximately $12.8 million. On July 12, 2007, we acquired 3,022,209 additional shares of A&B’s common stock for approximately $13.4 million as part of a private placement of stock by A&B. At June 30, 2008, A&B’s most recently reported balance sheet date, this represented approximately 29.95% of A&B’s total outstanding shares. Because we include A&B’s earnings in our financial statements on a three-month lag as described above, our incremental share of A&B’s results of operations were first reflected in our results in the quarter ending December 31, 2007.
Conversion of A&B’s financial statements into US Generally Accepted Accounting Principles (“GAAP”) resulted in no material differences from those reported by A&B following International Financial Reporting

Standards.
Below is summarized financial information for A&B’s most recently reported results (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for income statement items for the periods indicated):

	As of June 30,
	2007	2008
	(In thousands)
Current assets	$83,058	$120,295
Non-current assets	24,682	61,388

Total assets	$107,740	$181,683

Current liabilities	$6,715	$13,710
Non-current liabilities	48,262	79,555
Equity shareholders’ funds	52,763	88,418

Total liabilities and equity shareholders’ funds	$107,740	$181,683

	Years ended June 30,
	2006	2007	2008
	(In thousands)
Turnover (gross revenues)	$52,461	$63,618	$93,914
Gross profit	38,574	47,615	72,996
Profit after tax (net income)	8,484	10,203	14,503
At September 30, 2008, the recorded balance of our investment in A&B, accounted for on the equity method, was $38.4 million. Because A&B publicly reports its financial results only semi-annually as of June 30 and December 31, the latest A&B figures available are as of June 30, 2008, at which point our equity in net assets of A&B was $24.3 million. The difference between the recorded balance and our equity in A&B’s net assets represents the $10.0 million of unamortized goodwill, plus the cumulative difference resulting from A&B’s earnings, dividend payments and translation gain since the dates of investment.
Note E: Property and Equipment
Major classifications of property and equipment were as follows:

	September 30,
	2007	2008
	(In thousands)
Land	$44	$—
Buildings and improvements	49,545	56,356
Furniture and equipment	44,833	52,785
Software	22,569	24,168
Construction in progress	1,529	1,209

Total	118,520	134,518

Less accumulated depreciation	(84,714)	(94,439)

	$33,806	$40,079

Note F: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	September 30,
	2007	2008
	(In thousands)
Pawn licenses	$1,549	$1,549
Goodwill	16,211	24,376

Total	$17,760	$25,925

Of the total amount of goodwill recorded, $16.2 million relates to our EZPAWN U.S. Operations segment and $8.2 million relates to our Empeño Fácil Mexico pawn segment.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	September 30, 2007		September 30, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(288)	$345	$(318)
Real estate finders’ fees	556	(327)	556	(345)
Non-compete agreements	898	(324)	2,899	(829)

Total	$1,799	$(939)	$3,800	$(1,492)

Total amortization expense from definite-lived intangible assets was approximately $67,000, $115,000 and $560,000 for fiscal 2006, 2007 and 2008. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2008 (in thousands):

Amortization
Fiscal Year	Expense
2009	$559
2010	$545
2011	$538
2012	$506
2013	$33
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

Note G: Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2007	2008
	(In thousands)
Trade accounts payable	$6,163	$5,680
Accrued payroll and related expenses	9,075	9,652
Accrued interest	24	156
Accrued rent and property taxes	5,277	6,433
Accrual for expected losses on CSO letters of credit	1,189	2,259
Collected funds payable to unaffiliated lenders under CSO program	1,154	935
Other accrued expenses	2,710	4,310

	$25,592	$29,425

Note H: Long-Term Debt
While we had no debt at September 30, 2007 or 2008, we have a $40 million revolving credit facility secured by our assets, which matures October 1, 2009. For any borrowed funds, we may choose a Eurodollar rate plus 100 to 200 basis points (depending on the leverage ratio) or the agent bank’s base rate. On the unused amount of the revolving facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Under the terms of the agreement, we could borrow the full $40 million at September 30, 2008. Terms of the agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2008. Payment of dividends and additional debt are allowed but restricted. We are exposed to credit risk related to our credit agreement to the extent that our lenders, Wells Fargo Bank and Guaranty Bank, may be unable to provide necessary funding to us under our credit agreement if either or both of the lenders experience liquidity problems. If either lender is unable to provide funding in accordance with the lender’s commitment, our available credit would be reduced by the amount of that lender’s commitment, but we would still have access to the other lender’s credit commitment.
We have executed a Fifth Amended and Restated Credit Agreement with the two banks in our current Fourth Amended and Restated Credit Agreement and three additional banks. The agreement and the related loan documents were placed in escrow pending the closing of the merger agreement with VFS. Effectiveness of the new credit agreement is contingent upon the closing of the merger agreement with VFS by December 31, 2008. If the merger is closed on or before December 31, 2008, the new credit agreement will provide for, among other things, (i) an $80 million revolving credit facility that EZCORP may request to be increased to a total of $110 million and (ii) a $40 million term loan. If the agreement becomes effective, it will extend the maturity date of the revolving credit facility to three years from the closing of the merger agreement with VFS. The maturity date of the term loan will be four years from the closing of the merger agreement with VFS. We are exposed to credit risk related to this credit agreement to the extent that our lenders, Wells Fargo Bank, Union Bank of California, U.S. Bank, Guaranty Bank and Allied Irish Bank may be unable to provide necessary funding to us under the credit agreement if any or all of the lenders experience liquidity problems, however we believe the risk is limited due to the larger number of banks participating in that credit agreement than our existing one and the other lenders’ remaining commitments if one or more lenders are unable to honor their commitments. The lenders participating in the Fifth Amended and Restated Credit Agreement are Wells Fargo Bank, Union Bank of California, U.S. Bank, Guaranty Bank, and Allied Irish Bank. Liquidity problems at any of these banks could limit or eliminate such bank’s ability to lend to us and, in turn, would reduce our available credit by the lender’s commitment. The remaining lenders’ commitments would remain available to us.

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
On September 26, 2008, we amended our certificate of incorporation to eliminate our entire series of preferred stock and all reference thereto, none of which was issued or outstanding, and increased our authorized shares of Class A Common Stock from 50 million shares to 54 million shares to accommodate the shares to be registered in the planned acquisitions of VFS and eleven pawn stores in Nevada. On November 13, 2008, subsequent to the end of fiscal 2008, we issued 1,116,505 shares of our Class A Common Stock as part of the acquisition consideration for the eleven Nevada pawn stores, and have filed a registration statement on Form S-3 to register those shares with the SEC. We expect to complete the pending VFS acquisition by December 31, 2008, resulting in the issuance of between 3,987,822 and 4,984,778 shares of our Class A Common Stock, depending on the number of VFS shareholders electing to receive cash in lieu of our Class A Common Stock as merger consideration, as described in Note S, “Subsequent Events.” We have filed a registration statement on Form S-4, as amended, to register the shares to be issued in the VFS acquisition.
In October 2008, employee stock options for 1,350,000 shares, granted in 1998, vested and were exercised by our Chief Financial Officer and the Chairman of our Board of Directors, increasing the number of Class A Common Stock outstanding subsequent to the end of fiscal 2008. Also in October 2008, restrictions lapsed on 324,000 shares granted in 2006 to our Chief Executive Officer and the Chairman of our Board of Directors as restricted stock awards, resulting in an increase in the number of Class A Common Stock outstanding subsequent to the end of fiscal 2008.
We account for our share-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(R), “Share-based Payment.” Compensation cost recognized includes compensation cost for all unvested share-based payments, based on the grant date fair value estimated under the provisions of SFAS No. 123(R). We amortize the fair value of grants to compensation expense on a ratable basis over the vesting period for both cliff vesting and graded vesting grants. We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model (“Black-Scholes”) and amortize it to expense over the options’ vesting periods.

Our net income includes the following compensation costs related to our share-based compensation arrangements:

	Years Ended September 30,
	2006	2007	2008
	(In thousands)
Gross compensation costs
Stock options	$1,321	$1,164	$923
Restricted stock	76	2,463	2,794

Total gross compensation costs	1,397	3,627	3,717

Income tax benefits
Stock options	(154)	(277)	(140)
Restricted stock	(26)	(836)	(1,001)

Total income tax benefits	(180)	(1,113)	(1,141)

Net compensation expense	$1,217	$2,514	$2,576

All options and restricted stock relate to our Class A Non-voting Common Stock.
Our independent directors have been granted non-qualified stock options and restricted stock awards that vest in one to two years from grant and expire in ten years. Non-qualified, incentive stock options and restricted stock awards have been granted to our officers and employees under our 1998, 2003 and 2006 Incentive Plans. Most options have a contractual life of ten years and provide for graded vesting over five years, but some provide for cliff vesting. Certain options granted to officers also provide for accelerated vesting upon a change in control or upon the achievement of certain performance targets. Outstanding options have been granted with strike prices ranging from $0.67 per share to $15.05 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.
On September 21, 2006, our Board of Directors approved the adoption of the EZCORP, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan permits grants of up to 2,250,000 options, restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) of our Class A Common Stock. In approving this plan, the Board of Directors resolved that no further options, RSAs or SARs would be granted under any previous plan. Awards that expire or are canceled without delivery of shares under the 2006 Incentive Plan generally become available for issuance in new grants. We generally issue new shares to satisfy stock option exercises, but used 20,000 treasury shares to satisfy one option exercise in fiscal 2008. At September 30, 2008, 413,584 shares were available for grant under the 2006 Plan.
Effective October 2, 2006, the Compensation Committee of the Board of Directors approved an award of 675,000 shares of restricted stock to the Chairman of the Board, and 945,000 shares of restricted stock to our Chief Executive Officer. The cumulative market value of the two grants on the award date was $21 million, and 20% of the shares will vest every two years for a ten-year period if certain company performance requirements are achieved. If the bi-annual performance requirements are not met, the unvested shares will be added to subsequent vesting dates. In the event that the performance requirements for vesting are not achieved for any applicable vesting date by the end of our fiscal year ending September 30, 2016, all unvested shares will be forfeited and cancelled. During fiscal 2008, $2.2 million of this cost was amortized to expense, partially offset by a related tax benefit of $0.8 million. During fiscal 2007, $2.0 million of this cost was amortized to expense, partially offset by a related tax benefit of $0.7 million. No expense was recognized for this award in fiscal 2006. As described in Note S, “Subsequent Events,” the first 20% of these shares vested in October 2008 according to the terms of the grant and the achievement of the performance criteria.
Effective October 2, 2006, the Compensation Committee of the Board of Directors approved an award of 137,250 shares of restricted stock to key individuals. The shares will vest October 2, 2010, and the market value of the restricted stock on the award date was $1.8 million. During fiscal 2008, $0.4 million of this cost was amortized to expense, partially offset by a related tax benefit of $0.1 million. During fiscal 2007, $0.3 million of this cost was amortized to expense, partially offset by a related tax benefit of $0.1 million. No expense was recognized for this award in fiscal 2006.
On January 15, 2004, the Compensation Committee of the Board of Directors approved an award of 180,000 shares of restricted stock to our Chief Executive Officer. The shares will vest on January 1, 2009, provided he remains continuously employed through the vesting date. The shares were subject to earlier vesting based on the occurrence of certain objectives. The market value of the restricted stock on the award date was $0.6 million, which was being amortized over a three-year period based on our initial expectation that earlier vesting objectives would be met. One-third of the shares vested January 15, 2005 based on the attainment of the goals for accelerated vesting. Effective October 1, 2005, we determined we no longer believed the requirements would be met for accelerated vesting of the remaining unvested shares. Accordingly, the remaining unamortized compensation expense of $0.1 million is being amortized ratably over the vesting period ending January 1, 2009. During fiscal 2006, 2007 and 2008 $75,000, $75,000 and $75,000, was amortized to expense for this grant.
We measure the fair value of RSAs based upon the market price of the underlying common stock as of the grant date. A summary of the RSA activity for the most recently reported period follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at beginning of year	1,895,250	$12.33
Granted	32,000	13.43
Released	—	—
Forfeited	(17,500)	13.97

Outstanding at end of year	1,909,750	$12.33
At September 30, 2008, there was $18.3 million of unrecognized compensation cost related to RSAs. We expect to recognize this cost over a weighted average period of 7 years.
A summary of the option activity for the most recently reported period follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(thousands)

Outstanding at September 30, 2007	2,551,666	$3.18
Granted	—	—
Forfeited	(8,400)	2.58
Expired	—	—
Exercised	(235,900)	1.90

Outstanding at September 30, 2008	2,307,366	$3.31	2.2	$35,746
Vested and expected to vest	2,297,401	$3.31	2.2	$35,592
Vested at September 30, 2008	333,966	$3.36	4.9	$5,157
The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying Black-Scholes, we used the following weighted average assumptions for fiscal 2006 and 2007. No options were granted in fiscal 2008.

	Year Ended September 30,
	2006	2007
Risk-free interest rate	4.71%	4.97%
Dividend yield	0%	0%
Volatility factor of the expected market price of our common stock	61.96%	53.82%
Expected life of the options (years)	2	2
Weighted average grant date fair value of options granted	$4.66	$4.98
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
As of September 30, 2008, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $18.4 million. The weighted average period over which these costs will be amortized is 7.5 years.
Stock option and warrant exercises resulted in the issuance of 1,842,669 shares of Class A Common Stock in fiscal 2006 for total proceeds of $4.4 million. Stock option and warrant exercises resulted in the issuance of 819,087 shares of Class A Common Stock in fiscal 2007 for total proceeds of $1.5 million. Stock option and warrant exercises resulted in the issuance of 236,413 shares of Class A Common Stock in fiscal 2008 for total proceeds of $0.5 million. The total intrinsic value of stock options exercised was $14.2 million in fiscal 2006, $11.3 million in fiscal 2007 and $3.1 million in fiscal 2008.
At September 30, 2008, warrants to purchase 50,139 shares of Class A Common Stock and 12,222 shares of Class B Common Stock at $2.06 per share were outstanding. The warrants are not mandatorily redeemable, and are exercisable at the option of the holder through July 25, 2009.
Note J: Income Taxes
The income tax provision is attributable only to continuing operations, and is as follows:

	Years Ended September 30,
	2006	2007	2008
	(In thousands)
Current
Federal	$13,040	$24,002	$30,777
State	(519)	881	1,105

	12,521	24,883	31,882

Deferred
Federal	3,647	(2,830)	(6,119)
State	77	—	(121)

	3,724	(2,830)	(6,240)

	$16,245	$22,053	$25,642

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations is as follows:

	Years Ended September 30,
	2006	2007	2008
	(In thousands)
Income taxes at the federal statutory rate	$15,926	$20,975	$27,707
Non-deductible expense related to incentive stock options	297	42	117
State income tax, net of federal benefit	280	881	1,105
Removal of state tax exposure, net of federal benefit	(722)	—	—
Change in valuation allowance	392	—	(159)
Foreign tax credit	—	—	(3,409)
Other	72	155	281

	$16,245	$22,053	$25,642

Our fiscal 2008 effective tax rate decreased to 32.8% from 36.8% in fiscal 2007. In the current year, we recognized the benefit of a previously under-utilized foreign tax credit related to our investment in Albemarle and Bond Holdings Plc (reported above as “Foreign tax credit”) by electing to use the gross method rather than the net method in claiming this credit on our U.S. federal taxes. This resulted in a $3.4 million reduction in income tax expense compared to what would have been recognized under the net method. Of the $3.4 million total, $1.0 million relates to a reduction of taxes related to A&B’s current year earnings and $2.4 million results from our ability to claim the larger credit by making the same election on amended prior year tax returns and by applying the same approach to A&B’s undistributed earnings from prior years. In the current year, we also generated a capital gain resulting in the reversal of $0.2 million from the valuation allowance previously placed on a capital loss carry-forward. In the fourth quarter, we also recorded a $0.4 million additional tax charge related to an uncertain tax position in accordance with Financial Interpretation No. 48, included above in “Income taxes at the federal statutory rate.” The net effect of the above items caused the decrease in the effective tax rate from fiscal 2007 to fiscal 2008. In the first three quarters of fiscal 2008, we also estimated we would not qualify as a retail company under the Texas Margins Tax based on the composition of our revenues, which would have doubled the applicable Texas tax rate compared to fiscal 2007, and accrued our taxes through the first three quarters of the year at the expected higher rate. In the fourth quarter, we determined we will qualify as a retail company in Texas and lowered the applicable state tax rate in our accrued taxes. This resulted in no change in tax rates between years but only in the estimated tax rates between quarters in fiscal 2008. Taking into account all the above factors and our expectations for the next year, we estimate our effective tax rate in the year ending September 30, 2009 will be approximately 35.2%.
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

Significant components of our deferred tax liabilities and assets as of September 30 are as follows:

	2007	2008
	(In thousands)
Deferred tax liabilities:
Tax over book amortization	$3,521	$3,681
Foreign income and dividends	2,432	1,128
Prepaid expenses	682	400

Total deferred tax liabilities	6,635	5,209

Deferred tax assets:
Book over tax depreciation	9,291	10,272
Tax over book inventory	5,540	6,211
Accrued liabilities	2,519	3,506
Pawn service charges receivable	1,726	1,897
Stock compensation	1,288	2,388
Tax carry-forwards	392	233

Total deferred tax assets	20,756	24,507

Net deferred tax asset	14,121	19,298
Valuation allowance	(392)	(233)

Net deferred tax asset	$13,729	$19,065

We have a capital loss carry-forward that will expire in fiscal 2009 unless an offsetting capital gain is generated before its expiration. Until 2006, we believed we would generate sufficient capital gains to utilize the capital loss carry-forward. In fiscal 2006, we determined we were unlikely to generate the necessary capital gain prior to the expiration of the capital loss carry-forward, and placed a full valuation allowance of $392,000 on the tax benefit. In fiscal 2008, we generated a taxable capital gain on the sale of a property that will allow us to utilize $159,000 of the capital loss carry-forward, and reduced the valuation allowance by this amount. We believe utilization of the remaining capital loss carry-forward is not likely, and have retained the remainder of the valuation allowance against this carry-forward. The valuation allowance will be adjusted further or removed in future periods if we believe it is more likely than not we will generate other capital gains to offset the capital loss prior to its expiration.
Substantially all of our operating income was generated from domestic operations during 2007 and 2008, and we have elected to have our Mexican operations treated as a domestic subsidiary for U.S. income tax purposes. At September 30, 2007 and 2008, we provided deferred income taxes on all undistributed earnings from A&B. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2007 and 2008 of approximately $1,274,000 and $1,760,000. Any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.
We have no net operating loss carry-forward or alternative minimum tax credit carry-forward at September 30, 2008.
Effective October 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). To be recognized in the financial statements, FIN 48 requires that a tax position is more-likely-than-not to be sustained upon examination, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FIN 48 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of equity. As a result of the adoption of FIN 48, we recognized a $106,000 liability, including $8,600 of penalties and interest, for unrecognized state income tax benefits net of federal taxes, and recorded this as a cumulative adjustment to our beginning retained earnings at October 1, 2007. In fiscal 2008, we recorded an additional $380,000 FIN 48 liability for potential penalty and interest on the timing of claiming a federal tax deduction that may not be sustained upon examination. We anticipate filing a change in tax accounting method that will absolve us of the risk of penalties and interest related to this deduction, but accrued the potential liability at September 30, 2008 as the change in method had not been filed by that date.
We will record future changes in FIN 48 tax liabilities and related interest and penalties as federal income tax expense on our statement of operations and in federal income taxes payable on our balance sheet.
Below is a reconciliation of the beginning and ending unrecognized tax benefits for the current year-to-date period (in thousands):

Unrecognized tax benefits at September 30, 2007	$—
Addition upon initial adoption of FIN 48 October 1, 2007	106
Additions based on current year tax positions	380
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at September 30, 2008	$486

We are subject to U.S. and Mexican income taxes as well as to income taxes levied by various other state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2004. The statutes of limitations related to our recorded liability expire between June 15, 2009 and June 15, 2012.
Note K: Related Party Transactions
In fiscal 2006 and 2007, we had a financial advisory services agreement with Madison Park, L.L.C. (“Madison Park”), an affiliate of the controlling stockholder. The agreement required Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury and other advisory services. The monthly fee, inclusive of most expenses, was $100,000. In fiscal 2006 and 2007, total payments to Madison Park amounted to $1,200,000 annually.
The Madison Park agreement for fiscal 2006 and 2007 had a three-year term that expired September 30, 2007. Prior to entering the agreement with Madison Park, our Audit Committee obtained a fairness opinion from a qualified, independent financial advisory firm. The fairness opinion supported the fees for the services to be rendered based on the terms of the agreement and our strategic plan.
Effective October 1, 2007, we entered a new financial advisory services agreement with Madison Park with a one-year term that expired September 30, 2008. Either party could terminate the agreement at any time on thirty days written notice, but neither party elected to do so. The agreement required Madison Park to provide advice on our business and long-term strategic plan including, but not limited to, acquisitions and strategic alliances, operating and strategic objectives, investor relations, relations with investment bankers and other members of the financial services industry, international business development and strategic investment opportunities, and financial matters. The monthly fee for the services was $150,000, and total payments to Madison Park in fiscal 2008 amounted to $1,800,000.
Effective October 1, 2008, we entered a new financial advisory services agreement with Madison Park with a one-year term that expires September 30, 2009. The terms of the agreement are substantially the same as those in the fiscal 2008 agreement described above, except for the monthly fee of $200,000.
Prior to approving the Madison Park agreements that became effective October 1, 2007 and 2008, the Board of Directors appointed a special committee comprised of its independent members to review our relationship with Madison Park. This included a review of the advisory services provided by Madison Park during fiscal 2008, a determination whether to continue utilizing Madison Park’s services, and a determination whether to enter into a new advisory services agreement with Madison Park. As part of the review, the independent directors retained a qualified, independent financial advisory firm to evaluate the agreement and render a fairness opinion, from a financial point of view, of the fee to be paid to Madison Park relative to the reasonable market rates for the services contemplated in the agreement. Based on the independent directors’ findings and conclusions, they elected to negotiate and approve the terms of the agreement.
Note L: Leases
We lease various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:
(In thousands)

2009	24,250
2010	20,933
2011	17,683
2012	12,952
2013	8,030
Thereafter	19,506

$103,354

We sublease some of the above facilities. Future minimum rentals expected under these subleases amount to $25,000 in the fiscal year ending September 30, 2009 and none thereafter.
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
Net rent expense for the years ending September 30, 2006, 2007 and 2008 was $17.4 million, $21.6 million and $26.7 million. Net rent expense includes the collection of sublease rent revenue of approximately $60,000, $52,000 and $52,000 for years ending September 30, 2006, 2007 and 2008.
Prior to fiscal 2005, we completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $3.7 million at September 30, 2008, is included in “Deferred gains and other long-term liabilities” in our consolidated balance sheet. The short-term portion, included in “Accounts payable and other accrued expenses” was $0.4 million at September 30, 2008. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on our other lease agreements.
Note M: Employment Agreements
As President and Chief Executive Officer, Joseph L. Rotunda’s annual compensation includes short-term incentive compensation ranging from 50% to 150% of his base salary dependent upon the attainment of Board approved operating goals.
Mr. Rotunda’s written compensation agreement specifies that in the event of his termination from the company, other than for cause, a severance payment will be made to him. Upon the occurrence of any such event, this severance payment will be paid within 30 days of the event. Mr. Rotunda’s severance payment will be one year of base salary, one year of short term incentive compensation determined as of the termination date, one year of car allowance, and a prorated portion of the incentive compensation award for the period he was actively employed during the fiscal year of termination. In addition, we will make all health care COBRA payments for the same period, grossed up for taxes.
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
The 2007 restricted stock awards to the Chairman of the Board and the President and Chief Executive Officer provide for immediate vesting of all unvested shares to the effected individual in the event of either:
1.	the failure of the individual to be re-elected to his current position or

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
Note N: Retirement Plans
We sponsor a 401(k) Plan under which eligible employees may contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415. In our sole discretion, we may match employee contributions in the form of our Class A Common Stock. Contribution expense related to the plan for 2006, 2007 and 2008 was approximately $54,000, $27,000 and $135,000.
The federal tax code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these regulations on retirement savings, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan. Funds in the Supplemental Executive Retirement Plan vest over three years from the grant date, with one-third vesting each year. All of a participant’s Supplemental Executive Retirement Plan funds from all grants vest 100% in the event of his or her death, disability or the termination of the plan due to a change in control of the company. In addition, the Supplemental Executive Retirement Plan funds are 100% vested when a participant attains his or her normal retirement age (60 years old and five years of active service) while actively employed by us. Contributions to the plan for fiscal 2006, 2007 and 2008 were approximately

$256,000, $353,000 and $407,000. These amounts are amortized to expense based on the vesting schedule. The amount of this amortized to expense in fiscal 2006, 2007 and 2008 was approximately $116,000, $276,000 and $419,000.
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
In May 2007, the State of Texas filed suit against EZCORP, Inc. and our Texas affiliates in state district court alleging violations of the Texas Identity Theft statute, Deceptive Trade Practices Act, and a provision of the Business and Commerce Code by allegedly failing to safeguard and properly dispose of customers’ sensitive personal information. We are not aware of any customer that was harmed by our alleged actions, and have reviewed and enhanced our information security polices to address the State’s concerns. In June 2008, we reached a $0.6 million settlement of the lawsuit with the Attorney General’s Office, and agreed to a permanent injunction regarding the safeguarding and disposal of the customer information. The settlement was recorded as a charge to Administrative Expense in the third quarter of the current year.
The Florida Office of Financial Regulation previously filed an administrative action against us alleging that our Florida credit service organization business model used in eleven stores adjoining EZPAWN locations violated state usury law. After a contested administrative hearing, the Office of Financial Regulation issued a cease and desist order against our credit services operations in Florida on June 12, 2008. On June 13, 2008 we filed a Notice of Appeal with the First District Court of Appeal of Florida. To comply with the Office of Financial Regulation’s order pending the final outcome on appeal, we closed our eleven EZMONEY credit service organization stores in Florida. As a result of the closure of these stores, we recorded in the current quarter a loss on disposal of property and equipment of $0.2 million and a $0.5 million charge to EZMONEY Operating Income. The Operating income charge was comprised of a $0.2 million reduction of fees, a $0.3 million bad debt charge for increases in loan defaults resulting from the closure, and a $38,000 charge for employee severance payments. We expect no further charges as a result of these store closures.
Note P: Quarterly Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Year Ended September 30, 2007

Total revenues	$91,687	$89,643	$86,993	$103,892
Net revenues	61,864	59,269	61,572	71,503
Net income	9,761	10,196	6,762	11,155

Earnings per common share:
Basic	$0.24	$0.25	$0.16	$0.27
Diluted	$0.23	$0.23	$0.16	$0.26

Year Ended September 30, 2008

Total revenues	$112,306	$113,625	$108,070	$123,402
Net revenues	78,765	76,894	76,610	85,732
Net income	12,555	13,016	10,827	16,031

Earnings per common share:
Basic	$0.30	$0.31	$0.26	$0.39
Diluted	$0.29	$0.30	$0.25	$0.37

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
Included in the fourth quarter of fiscal 2008 is the impact of Hurricane Ike, which made landfall near Houston, Texas on September 13, 2008. In September 2008, the Company lost 1,042 store days due to the hurricane and the resulting power outages. We estimate this reduced our fourth quarter fiscal 2008 pre-tax income by approximately $2.5 million. In the EZPAWN U.S. Operations segment, we estimate the hurricane reduced sales gross profit $0.2 million, reduced pawn service charges $0.6 million, and increased operating expenses $0.2 million. In the EZMONEY Operations segment, we estimate the hurricane reduced signature loan fee revenues $0.9 million and increased signature loan bad debt $0.5 million. The remaining impact was a loss on the disposal of assets destroyed by the storm, net of insurance recoveries expected.
In the fourth quarter of fiscal 2008, we decreased our estimate of the effective tax rate for the fiscal year ending September 30, 2008 from 37.7% to 32.8%. In the quarter, we recognized the $3.4 million benefit of a previously under-utilized foreign tax credit related to our investment in Albemarle and Bond Holdings Plc, as described in Note J, Income Taxes. In the fourth quarter of fiscal 2008, we also generated a capital gain resulting in the reversal of $0.2 million from the valuation allowance previously placed on a capital loss carry-forward. In the fourth quarter of fiscal 2008, we also recorded a $0.4 million additional tax charge related to an uncertain tax position in accordance with Financial Interpretation No. 48. In the first three quarters of fiscal 2008, we also estimated we would not qualify as a retail company under the Texas Margins Tax based on the composition of our revenues, which would have doubled the applicable Texas tax rate compared to fiscal 2007, and accrued our taxes through the first three quarters of the year at the expected higher rate. In the fourth quarter, we determined we will qualify as a retail company in Texas and lowered the applicable state tax rate in our accrued taxes. The net effect of the above items caused the decrease in the effective tax rate in the fourth quarter of fiscal 2008. The decrease in the effective income tax rate increased net income in the quarter ended September 30, 2008 by approximately $3,794,000.
Note Q: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for fiscal 2006, 2007 and 2008 was $29.7 million, $39.3 million and $52.4 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” The accumulated balance of foreign currency activity excluded from net income of $4.0 million is presented, net of tax of $1.4 million, in the consolidated balance sheets as “Accumulated other comprehensive income.”

Note R: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment. Prior to October 1, 2007, we had two reportable segments. Effective October 1, 2007, we broke our previously immaterial Mexico pawn operations, called Empeño Fácil, into a reportable segment separate from other pawn operations, and have restated prior year amounts on a comparable basis. The three reportable segments are:
•	EZPAWN U.S. Operations: This segment offers pawn loans and related sales in our 294 U.S. EZPAWN stores and offers signature loans in six U.S. EZMONEY stores and 71 of our U.S. EZPAWN stores.

•	Empeño Fácil: This segment offers pawn loans and related sales in 38 Empeño Fácil pawn stores in Mexico.

•	EZMONEY Operations: This segment operates only in the United States and offers signature loans in 471 of our EZMONEY stores.
Our Empeño Fácil segment operates only in Mexico and, as a result, has a risk concentration in that market. There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	EZPAWN
	U.S.	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Year Ended September 30, 2008:
Revenues:
Sales	$225,747	$6,813	$—	$232,560
Pawn service charges	89,431	4,813	—	94,244
Signature loan fees	2,782	—	125,696	128,478
Other	2,116	5	—	2,121

Total revenues	320,076	11,631	125,696	457,403

Cost of goods sold	135,142	4,260	—	139,402

Net revenues	184,934	7,371	125,696	318,001

Store operating expenses:
Operations expense	96,674	4,066	52,680	153,420
Signature loan bad debt	1,108	—	36,042	37,150

Total store operating expenses	97,782	4,066	88,722	190,570

Store operating income	$87,152	$3,305	$36,974	$127,431

	EZPAWN
	U.S.	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Year Ended September 30, 2007:
Revenues:
Sales	$192,832	$155	$—	$192,987
Pawn service charges	73,471	80	—	73,551
Signature loan fees	3,314	—	101,033	104,347
Other	1,328	2	—	1,330

Total revenues	270,945	237	101,033	372,215

Cost of goods sold	117,923	84	—	118,007

Net revenues	153,022	153	101,033	254,208

Store operating expenses:
Operations expense	87,151	404	41,047	128,602
Signature loan bad debt	1,390	—	27,118	28,508

Total store operating expenses	88,541	404	68,165	157,110

Store operating income	$64,481	$(251)	$32,868	$97,098

Year Ended September 30, 2006:
Revenues:
Sales	$177,424	$—	$—	$177,424
Pawn service charges	65,325	—	—	65,325
Signature loan fees	3,155	—	68,685	71,840
Other	1,263	—	—	1,263

Total revenues	247,167	—	68,685	315,852

Cost of goods sold	106,873	—	—	106,873

Net revenues	140,294	—	68,685	208,979

Store operating expenses:
Operations expense	84,830	—	26,908	111,738
Signature loan bad debt	1,286	—	16,611	17,897

Total store operating expenses	86,116	—	43,519	129,635

Store operating income	$54,178	$—	$25,166	$79,344

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

		Year Ended September 30,
	2006	2007	2008
	(in thousands)
Consolidated store operating income	$79,344	$97,098	$127,431
Administrative expenses	27,749	31,749	40,458
Depreciation and amortization	8,610	9,812	12,354
(Gain) / loss on sale / disposal of assets	(7)	(72)	939
Interest income	(520)	(1,654)	(477)
Interest expense	441	281	420
Equity in net income of unconsolidated affiliate	(2,433)	(2,945)	(4,342)
Other	—	—	8

Consolidated income before income taxes	$45,504	$59,927	$78,071

The following table presents separately identified segment assets:

	EZPAWN
	U.S.	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at September 30, 2008:
Pawn loans	$71,393	$4,543	$—	$75,936
Payday loans, net	472	—	6,652	7,124
Inventory, net	40,357	2,852	—	43,209

Total separately identified recorded segment assets	$112,222	$7,395	$6,652	$126,269

Brokered loans outstanding from unaffiliated lenders	$384	$—	$23,169	$23,553

Assets at September 30, 2007:
Pawn loans	$60,602	$140	$—	$60,742
Payday loans, net	457	—	4,357	4,814
Inventory, net	37,749	193	—	37,942

Total separately identified recorded segment assets	$98,808	$333	$4,357	$103,498

Brokered loans outstanding from unaffiliated lenders	$477	$—	$22,834	$23,311

Assets at September 30, 2006:
Pawn loans	$50,304	$—	$—	$50,304
Payday loans, net	465	—	1,978	2,443
Inventory, net	35,616	—	—	35,616

Total separately identified recorded segment assets	$86,385	$—	$1,978	$88,363

Brokered loans outstanding from unaffiliated lenders	$553	$—	$17,657	$18,210
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
Note S: Subsequent Events
On November 13, 2008, we acquired the operating assets of eleven pawnshops located in Las Vegas, North Las Vegas and Henderson, Nevada that operate under the Pawn Plus, Pawn Place and ASAP Pawn brands for approximately $34.3 million. $17.3 million of the purchase price was paid through the issuance of 1,116,505 shares of our Class A Non-voting Common Stock, and the remaining $17.0 million was paid in cash.
On September 16, 2008, we agreed to acquire through a merger all of the capital stock of Value Financial Services, Inc. (“VFS”). In the merger, we will acquire VFS’s 67 pawn stores, most of which are in Florida. The total purchase price may increase upon the payment of contingent consideration, as described below, depending on the price at which the sellers sell the EZCORP shares they will acquire as part of the merger consideration. As merger consideration, each VFS shareholder may choose to receive either (1) 0.75 shares of EZCORP Class A Non-voting Common Stock (the “EZCORP shares”), rounded up to the nearest whole EZCORP Share, or (2) $11.00 cash for each share of VFS common stock owned by such shareholder at the effective time of the merger. The cash consideration is limited to 20% or less of the VFS common stock. Assuming the exercise of all options, warrants or other conversion rights, we expect to acquire 6,646,370 shares of VFS Common Stock in the merger.

EZCORP agreed to provide VFS shareholders some price protections if they sell their EZCORP Shares received in the merger within 125 days after the closing of the merger. Pursuant to the guaranty, EZCORP will pay a selling shareholder the difference between $14.67 per share and the gross price per share the selling shareholder actually receives, if less than $14.67 per share, up to a maximum of $4.01 per share. As an inducement to enter the merger agreement, EZCORP has also agreed to provide VFS shareholders who decide to sell their EZCORP Shares within 125 days after the closing of the merger a premium for sales of their EZCORP Shares for more than $14.67 per share. For VFS shareholders who sell their EZCORP Shares for more than $14.67 per share and, after a five day waiting period to facilitate share distribution, within the (1) first 35 day period from the date of the closing of the merger, EZCORP will pay $1.33 per share, (2) second 30 day period from the date of the closing of the merger, $1.00 per share, (3) third 30 day period from the date of the closing of the merger, $0.67 per share, and (4) fourth 30 day period from the date of the closing of the merger, $0.33 per share. We are currently unable to estimate the amount of contingent consideration that will be paid under the provisions described in this paragraph.
Excluding the contingent consideration that is not currently known, we estimate the total VFS acquisition price to be approximately $80.6 million, plus the assumption of VFS outstanding debt of approximately $35.3 million, for an aggregate value of approximately $115.9 million. The ultimate total purchase price will vary from this amount based on the value of EZCORP’s stock, the amount of VFS shareholders electing to receive cash in lieu of EZCORP shares, and any contingent consideration that will become payable, up to a maximum possible contingent payment of $20.0 million. We anticipate closing the VFS acquisition on December 31, 2008.
In October 2008, employee stock options for 1,350,000 shares, granted in 1998, vested and were exercised by our Chief Financial Officer and the Chairman of our Board of Directors, increasing the number of Class A Common Stock outstanding subsequent to the end of fiscal 2008. Also in October 2008, restrictions lapsed on 324,000 shares granted in 2006 to our Chief Executive Officer and the Chairman of our Board of Directors as restricted stock awards, resulting in an increase in the number of Class A Common Stock outstanding subsequent to the end of fiscal 2008.
The functional currency of our Empeño Fácil segment is the Mexican peso. At October 31, 2008, the Mexican peso weakened 19% to 12.90 pesos to the U.S. dollar, compared to 10.87 pesos to the U.S. dollar at September 30, 2008. If the peso remains at this weaker level, it would decrease the value of the assets and earnings translated to U.S. dollars in fiscal 2009 compared to fiscal 2008. The functional currency of Albemarle & Bond, in which we hold an equity interest as described in Note D, “Investment,” is the British pound. Similar to the peso, the British pound weakened 9% from $1.82 U.S. dollars per pound at September 30, 2008 to $1.65 U.S. dollars per pound at October 31, 2008. Assuming the pound stays weaker or weakens further in relation to the U.S. dollar, our equity in the earnings of A&B and the value of our investment in A&B will be reduced when translated into U.S. dollars in fiscal 2009.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We had no change in our independent certified public accountants, and no disagreements on accounting or financial disclosure matters with our independent certified public accountants to report under this Item 9.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that all control issues or instances of fraud, if any, have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as described above, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of September 30, 2008.
There were no changes in our internal control over financial reporting during the year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
We have made certain internal control changes in our pawn operations in Mexico as a result of acquiring 20 pawn stores in Mexico on October 22, 2007. We made these control changes to subject our Mexican operations to the same or similar controls as currently utilized in the remainder of our operations and accounting, including ensuring their compliance with U.S. GAAP. This transition was completed within one year of the October 22, 2007 acquisition date. In fiscal 2008, the acquired Mexico operations began utilizing our existing general ledger ERP system, the related interfaces to our point-of-sale computer system, and the ERP system’s foreign currency translation capabilities. Our Mexican operations comprised approximately three percent of our total revenues in fiscal 2008, and approximately seven percent of our total assets at September 30, 2008.
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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

Our internal controls over financial reporting as of September 30, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, and their report follows immediately in this Form 10-K.

/s/ Joseph L. Rotunda	/s/ Dan N. Tonissen
Joseph L. Rotunda	Dan N. Tonissen
President, Chief Executive Officer	Senior Vice President,
& Director	Chief Financial Officer &
December 12, 2008	Director
December 12, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited EZCORP, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EZCORP, Inc. and subsidiaries as of September 30, 2007 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 12, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
December 12, 2008

PART III
Item 10. Directors and Executive Officers of the Registrant
Our executive officers and directors as of October 31, 2008 were as follows:

Name	Age	Title
Sterling B. Brinkley (1)	57	Chairman of the Board of Directors
Joseph L. Rotunda (1) (3)	61	President, Chief Executive Officer, and Director
Dan N. Tonissen (1) (3)	58	Senior Vice President, Chief Financial Officer, Assistant Secretary, and Director
Gary C. Matzner (4)	60	Director
Thomas C. Roberts (2) (4) (5)	66	Director
Richard D. Sage (2) (4) (5)	68	Director
Richard M. Edwards (2)	56	Director
William C. Love (5)	59	Director
Eric Fosse	45	President - EZMONEY Division
Robert A. Kasenter	62	Senior Vice President of Administration
Robert Jackson	53	Vice President and Chief Information Officer
John R. Kissick	66	Vice President of Strategic Development
Connie L. Kondik	44	Vice President, Secretary, and General Counsel
Michael Volpe	44	Vice President - EZPAWN U.S. Operations
James Rose	53	Vice President of Property Management
Daniel M. Chism	40	Controller and Assistant Secretary

(1)	Member of Executive Committee

(2)	Member of Compensation Committee

(3)	Member of Section 401(k) Plan Committee

(4)	Member of Audit Committee

(5)	Effective November 3, 2008, the following changes occurred in the composition of the committees of our Board of Directors:
•	Mr. Roberts was elected Lead Director, and remains a member of our Audit Committee and the Compensation Committee

•	Mr. Love was elected Chairman of the Audit Committee, replacing Mr. Roberts in this role

•	Mr. Sage is no longer a member of the Audit Committee, but remains Chairman of the Compensation Committee
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
Mr. Matzner has served as an independent EZCORP Director since July 2002. He has been a Shareholder with the law firm of Akerman Senterfitt since November 2007. He was Of-Counsel with the law firm of McDermott, Will & Emery from August 2002 to October 2007, and was the Mayor of the Village of Pinecrest, Florida from November 2004 to November 5, 2008. From 1997 to July 2002, Mr. Matzner was President of Nobel Health Services, Inc., a provider of health care consulting services. From 1999 to May 2001, Mr. Matzner was also President of Oakridge Outpatient Center, Inc.
Mr. Roberts has served as an independent EZCORP Director since January 2005, and as Lead Director since November 2008. He also served as Chairman of the Audit Committee of our Board of Directors from January 2005 to November 2008. Since 1990, Mr. Roberts has been a private investor and is currently Chairman of the Board of Directors and Chairman of the Trust Committee of Pensco, Inc., a financial services company. From 1985 until 1989, he was President of Control Data Computer Systems and Services and a member of the Control Data Board of Directors. From 1970 to 1985, Mr. Roberts was with Schlumberger, Ltd., where he was President of Schlumberger’s worldwide electronics operations from 1979 until 1985 and an Executive Vice President and Chief Financial Officer from 1977 to 1979.
Mr. Sage has served as an independent EZCORP Director since July 1995, and is the Chairman of the Compensation Committee of our Board of Directors. Since June 1993, he has been associated with Sage Law Offices in Miami, Florida. Mr. Sage was a Director of Champion Healthcare Corporation from January 1995 to August 1996. He was a co-founder of AmeriHealth, Inc., which owned and managed hospitals. He served as Treasurer of AmeriHealth, Inc. from April 1983 to October 1995 and was a Director of AmeriHealth, Inc. from April 1983 to December 1994.
Mr. Edwards has served as an independent EZCORP Director since June 2007. In 2006, he retired as the Senior Vice President of International Marketing with the National Western Life Insurance Company. During his thirty-year career at National Western Life, he had responsibility for international business development, marketing and policy owner services throughout the world.
Mr. Love has served as an independent EZCORP Director since October 1, 2008, and as Chairman of the Audit Committee of our Board of Directors since November 2008. Mr. Love is a Texas licensed Certified Public Accountant and Certified Valuation Analyst, and since January 1993 has practiced public accounting in the Austin, Texas based William C. Love accounting firm. From 1972 to 1993, Mr. Love worked with the accounting firm of KPMG Peat Marwick and its predecessors, including appointments as Partner in Charge of Audit, Partner in Charge of Tax and Managing Partner of its Austin, Texas office.
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
Mr. Volpe joined us in October 2003 as Vice President of EZPAWN Operations and served in that capacity until September 2007. From September 2007 to January 2008, he served as Vice President of our EZMONEY Division. In January 2008, he returned to our pawn division and currently serves as the Vice President of U.S. Pawn Operations. Prior to joining EZCORP, Mr. Volpe held various operations positions of increasing responsibility in the retail industry, for Toys “R” Us from 2001 to 2003 and Montgomery Ward for the ten prior years.
Mr. Rose has served as our Vice President of Property Management since September 2008. From 2005 to 2008 he worked within the retail industry as an independent development consultant to retailers and shopping center developers throughout the southern United States. From 1987 to 2005, he served in multiple regional and national leadership positions, including Director of Construction and Facilities, Vice President of Development Services and Vice President of Development for Blockbuster, Inc.
Mr. Chism has served as our Controller and Assistant Secretary since August 1999. From 1996 to 1999, Mr. Chism served as Audit Manager for Ernst & Young LLP, where he also served as an audit senior and audit staff member from 1991 to 1995.
Committees of the Board
Effective November 3, 2008, the following changes occurred in the composition of the committees of our Board of Directors:
•	Mr. Roberts was elected Lead Director, and remains a member of our Audit Committee and the Compensation Committee

•	Mr. Love was elected Chairman of the Audit Committee, replacing Mr. Roberts in this role

•	Mr. Sage is no longer a member of the Audit Committee, but remains Chairman of the Compensation Committee
The Board of Directors held eight meetings during the year ended September 30, 2008. The Board of Directors has appointed four standing committees: an Executive Committee, an Audit Committee, a Compensation Committee and a Section 401(k) Plan Committee. During fiscal 2008, the Board appointed a special committee of the four independent directors for the limited purpose of reviewing our relationship with Madison Park, a related party.
The members of the Executive Committee for fiscal 2008 were Mr. Brinkley, Mr. Rotunda and Mr. Tonissen. The Executive Committee held several informal meetings during fiscal 2008, and all members attended.
The Audit Committee, comprised of Messrs. Roberts, Sage and Matzner, held six meetings in fiscal 2008, and all members attended. All Audit Committee members are independent directors and are financially literate. The Board of Directors previously determined that Mr. Roberts, the committee’s chairman through November 2008, is an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934. The Audit Committee reviewed this annual report and approved its inclusion in this Form 10-K. The Audit Committee discussed auditor independence with our independent registered public accounting firm, BDO Seidman, LLP, and received a letter from them regarding BDO Seidman’s independence. In November 2008, Mr. Love was elected Chairman of the Audit Committee and our Board of Directors has determined that Mr. Love is an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities and Exchange Act of 1934.
The Compensation Committee, comprised of Mr. Sage, Mr. Roberts and Mr. Edwards, held six formal meetings and several informal meetings during fiscal 2008.
The committee that administers the Section 401(k) Plan consists of Mr. Rotunda and Mr. Tonissen. Both members attended the one informal meeting held by the 401(k) Committee during fiscal 2008. All fiscal 2008 actions of this committee were by Written Unanimous Consents or by board resolutions.
All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they serve.
The special committee of independent directors held four formal meetings and several informal meetings during fiscal 2008.
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

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Compensation Program
The Compensation Committee of the Board of Directors is responsible for establishing and implementing our compensation policies and monitoring our compensation practices. The Compensation Committee ensures that the executive officers’ total compensation is fair, reasonable and competitive. The Compensation Committee is responsible for reviewing and approving all officer compensation and equity- based compensation plans.
Philosophy and Goals of EZCORP’s Executive Compensation Plans
The Compensation Committee’s philosophy for executive compensation is to:
1.	Pay for performance. The Compensation Committee believes that our executives should be compensated based upon their ability to achieve specific operational and strategic results. Therefore, our compensation plans are designed to provide rewards for the individual’s contribution to our performance.

2.	Pay commensurate with other companies categorized as value creators. The Compensation Committee has determined that compensation levels for named executives should be at the 75th percentile for similar executives in the workforce. This allows us to attract, hire, reward and retain executives who continue to formulate and execute our strategic plans and drive exceptional results.
To ensure programs are competitive, the Compensation Committee reviews compensation information of peer companies, national data and trends in executive compensation to help determine the appropriateness of our plans and compensation levels. These reviews become the basis for the Compensation Committee’s decisions on compensation plans and individual executive compensation payments.
The Compensation Committee has approved a variety of programs that work together to provide a combination of basic compensation and strong incentives. While it is important for us to provide certain base level salaries and benefits to remain competitive, the Compensation Committee’s objective is to provide compensation plans with incentive opportunities that motivate and reward executives for achieving superior results. The Compensation Committee designs our compensation plans to:
1.	Reward executives based upon overall company performance, their individual contributions and creation of shareholder value;

2.	Encourage top performers to make a long-term commitment to our company, and

3.	Align executive incentive plans with the long-term interests of the shareholders.
The Compensation Committee reviews competitive information and individual compensation levels before each fiscal year. During the review process, the Compensation Committee addresses the following questions:
•	Do any existing compensation plans need to be adjusted to reflect changes in competitive practices, different market circumstances or changes to our strategic initiatives?

•	Should any existing compensation plans be eliminated or new plans added to the executive compensation programs?

•	What are the compensation-related objectives for our Incentive Compensation Plan for the upcoming fiscal year?

•	Based upon individual performance, what compensation modifications should be made to motivate key executives to perform at superior levels?
In addressing these questions, the Compensation Committee considers input from management, outside compensation experts and published surveys of compensation levels and practices.
Scope of Authority of the Compensation Committee
The Board of Directors has authorized the Compensation Committee to establish the compensation of all executive officers and to provide oversight for compliance with the Company’s compensation philosophy. Annually, the Compensation Committee sets the compensation for all named executive officers, including objectives and awards under incentive plans. The Compensation Committee also makes recommendations to the Board of Directors on appropriate compensation for the independent directors. In addition to overseeing the compensation of named executive officers and executives with base salaries over $150,000 annually, the Compensation Committee approves and administers all compensation and benefit plans for all other officers. The Compensation Committee operates under a charter that is available In the Investor Relations — Corporate Governance section of our website, www.ezcorp.com.
Independent Compensation Expertise
The Compensation Committee is authorized to retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels. These experts provide information on trends and best practices so the Compensation Committee can formulate ongoing plans for executive compensation. The Compensation Committee retained Longnecker and Associates as its independent expert to assist in the determination of the reasonableness and competitiveness of the 2008 executive compensation plans and individual compensation levels. Additionally, the Compensation Committee hired Towers Perrin to study competitive compensation practices for the positions of President/CEO and Chairman of the Board. In evaluating the executive compensation plans for fiscal 2009, the Compensation Committee used only Towers Perrin.
Longnecker and Associates performed a benchmark compensation review of our key executive positions, including the named executive officers. Longnecker and Associates utilized market compensation data from the following published survey sources on retail trade and used-merchandise industries with the surveyed companies’ reported compensation data, adjusted for revenue differences to be comparable to ours:
•	Economic Research Institute Executive Compensation Assessor 2007

•	Watson Wyatt, 2006/2007 Top Management Compensation — Industry Report

•	Watson Wyatt, 2007/2008 Top Management Compensation — Regression Analysis Report

•	2007 Mercer Benchmark Database Executive Report

•	World-at-Work, 2007/2008 Total Salary Increase Budget Survey
In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace. If one were targeting the median of the competitive market, the compensation target would be at the 50th percentile. The Compensation Committee sets its competitive compensation levels based upon its compensation philosophy. Comparisons to the market are often made using the 50th percentile for companies that are value maintainers and the 75th percentile for value creators. Based upon the Longnecker study, the creation of shareholder value and revenue and earnings growth over the last three years, the Compensation Committee determined that the company is a value creator, and set the total compensation target for named executive positions at the 75th percentile of total compensation for the competitive market.

Peer Group Companies
In addition to the above survey analysis, the Compensation Committee also reviewed the compensation levels at specific competitive benchmark companies. With input from management, the Compensation Committee chose the peer companies because they are direct competitors within our industry, have similar business models to our company and have comparable key executive positions. While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.
As direct competitors and similarly situated companies that compete for the same executive talent, the peer group companies in the following table most closely matched the responsibilities and requirements of our executives. The Compensation Committee used these competitors’ publicly available compensation information to analyze our competitive position in the industry. The Compensation Committee reviewed the base salaries, short-term and long term incentive plans and benefits of the executives of these companies to provide background and perspective in analyzing the compensation levels for our executives.
The table below identifies the peer companies selected by the Compensation Committee for comparisons.
COMPENSATION PEER GROUP COMPANIES

Company	Business
Advance America	Payday Lending
Cash America	Pawn and Payday Lending
Dollar Financial	Payday Lending
First Cash Financial Services	Pawn and Payday Lending
World Acceptance Corp.	Small Loans
Casual Male Retail Group	Retail
Consumer Portfolio Services	Specialty Finance
Advanta Corp	Credit Card
Joseph A Banks Clothiers	Retail
Aeropostale, Inc	Retail
Tween Brands	Retail
Select Comfort	Retail
First Marblehead Corp.	Educational Loans
Specific Elements of Executive Compensation
Base Salary:
Using information gathered by Longnecker & Associates and Towers Perrin; peer company data; national surveys; general compensation trend information, and recommendations from management, the Compensation Committee approved the base salaries for our named executives. The Compensation Committee decided that when reviewing competitive compensation, the appropriate compensation level for our named executives is the 75th percentile for the comparison companies and surveys.
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
Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time-to-time. The Compensation Committee reviews and approves base salaries of named executive officers and any other employee with an annual base salary over $150,000.
For 2008, using data from national surveys, the Compensation Committee determined that the typical merit increase percentage for executive base salaries should be in the 3% to 15% range, excluding salary adjustments for promotions. Therefore, the merit increases for executives were targeted to be within that range.
During 2008, the base salary of the Chairman of the Board remained the same as 2007, but he was added to the Short Term Incentive Plan with a target bonus of 50% of his base salary. The following table shows the increases in base salaries that were approved for 2008 compared to the approved salaries for 2007:
EXECUTIVE OFFICERS BASE SALARY ADJUSTMENTS

	2007	2008
Named Executive Officer	Base Salary	Base Salary	Increase
Joseph Rotunda	$700,000	$800,000	14.3%
Sterling Brinkley	625,000	625,000	0%
Daniel Tonissen	323,000	335,000	3.7%
Robert Kasenter	240,000	250,000	4.2%
Eric Fosse	207,000	230,000	11.1%
For fiscal year 2009, the Compensation Committee approved the elimination of all club and automobile allowances for named executives. This was done to make the company’s executive compensation more transparent and easier to analyze. After the Committee reviewed competitive compensation data, the participants in these plans were given an adjustment to their base salary to offset the elimination of their allowances and then provided an annual base salary increase. For fiscal year 2009, Mr. Rotunda’s base salary will be $975,000; Mr. Brinkley’s base salary will be $775,000; Mr. Tonissen’s base salary will be $400,000; Mr. Kasenter’s base salary will be $280,000; and Mr. Fosse’s base salary will be $325,000.
Short Term Incentive Compensation:
The named executives, as well as other key executives, are eligible to participate in our annual Incentive Compensation Plan. Our Incentive Compensation Plan has four primary objectives:
1.	Attract, retain and motivate top-quality executives who can add significant value;

2.	Create an incentive compensation opportunity that is an integral part of the executive’s total compensation program;

3.	Reward participants’ contributions to the achievement of our business results; and

4.	Provide an incentive for individuals to achieve periodic financial goals tied to the company’s strategic plans and to departmental, corporate and personal objectives.

The Incentive Compensation Plan provides each participant an opportunity to receive an annual incentive cash bonus based on our financial performance as a company and the participant’s personal performance during the fiscal year. The Compensation Committee approves the participants to be included in the Incentive Compensation Plan and the level of participation for each participant. The Board of Directors approves the company’s financial objectives.
The key terms of the Incentive Compensation Plan and the criteria for awarding bonuses under the plan for a fiscal year are:
•	Each participant’s target bonus is determined as a percentage of base pay. Each participant has a company financial objective and may, in addition, have a personal objective discussed below. The percentages vary by position.

•	Our company financial objective during fiscal 2008 was measured by net income. The Compensation Committee may elect to adjust the company financial objective for any special items, charges or credits pursuant to the terms of the Incentive Compensation Plan, but no such adjustments were made in 2008 The company financial objective payout ranges from 0% to 150% of the company financial objective target bonus for each participant depending on the level of net income achieved, as shown in the table below. No financial objective payout is allowed unless our net income is at least the minimum net income shown below.

•	A participant’s personal objective may include financial or non-financial goals intended to enhance and support our strategic initiatives. The personal objective payouts range from 0% to a maximum of 100% of the personal objective target amount for each participant. No personal objective payout is allowed unless our net income is at least the minimum net income shown below.
For fiscal 2008, the Compensation Committee approved company financial objectives requiring a significant increase in net income from the actual net income achieved in fiscal 2007. No payout award was allowed unless at least the minimum net income objective was achieved.
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
In November 2008, the Compensation Committee determined the Company achieved the highest level for the fiscal 2008 company financial objective, resulting in a 150% payout of the target bonus for the company financial objective. The Compensation Committee approved the total short-term incentive payment due each named executive. As a result, each of the named executive officers received in November 2008 the amounts reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
For fiscal year 2009, the Compensation Committee, after reviewing competitive information, increased the target bonus percentages to the following named executives: Mr. Rotunda; Mr. Brinkley; Mr. Fosse and Mr. Tonissen.
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
The EZCORP, Inc. 2006 Incentive Plan permits the issuance of up to 2,250,000 shares of our Class A Non-voting Common Stock, of which no more than 1,050,000 shares may be issued to any individual in one fiscal year. Awards may be in the form of incentive and non-statutory options, restricted stock awards and stock appreciation rights. A committee composed of independent directors administers the plan, except that the full Board serves as the committee for awards to independent members of the Board.
Although awards of share-based compensation may be awarded at any time as determined by the committee, they are generally awarded on the first business day of our fiscal year or on the hire date of an executive or other key personnel. Options have historically been awarded at or above the closing market price on the date of award.
The Compensation Committee’s philosophy on long-term compensation is that equity-based compensation is an effective method to align the interests of shareholders and management and focus management’s attention on long-term results. Participation in equity-based compensation plans must also consider the impact the participant can have on our overall performance, strategic direction, financial results and shareholder value. Therefore, equity awards are primarily based upon the participant’s position in the organization, competitive necessity and individual performance.
The Compensation Committee also believes that cliff vesting of shares after multiple years provides participants with increased incentive to maintain performance levels over a longer period and also provides the Company with a strong retention vehicle. Most equity awards have vesting schedules over several years to promote the long-term performance and retention of the recipient. Some of these awards also have specific performance criteria for vesting.
In October 2006, 1,692,000 shares of restricted stock were awarded to our named executive officers, with vesting periods ranging from four to ten years. The date for each award was October 2, 2006, which was the first business day of our 2007 fiscal year. (See Outstanding Equity Awards.)
The vesting requirements on the October 2006 restricted stock awards to the Chairman and the President and Chief Executive Officer were structured without cliff vesting in order to achieve a specific objective. The Compensation Committee determined that the awards to these key executives should have bi-annual vesting of a portion of the awards and a longer overall vesting term of ten years to provide an ongoing retention vehicle. The awards were also structured to provide for an orderly succession plan for these key executives in order to ensure strong management continuity. In addition, the awards include non-compete, non-solicitation and employment continuity clauses. More details of these awards are found in the footnotes of the Outstanding Equity Awards table. On October 2, 2008, the restrictions lapsed on one fifth of the shares subject to this grant, and the Compensation Committee determined that the performance criteria for vesting had been achieved.
On October 1, 2008, the Compensation Committee approved restricted stock grants to 57 key employees totaling 141,000 shares of EZCORP Class A Non-voting Common Stock. As a part of that grant, Messrs. Tonissen, Kasenter and Fosse each received a grant of 10,000 shares of EZCORP Class A Non-voting restricted stock with three year cliff vesting and subject to the terms and conditions of the Incentive Compensation Plan.
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
The federal tax code limits the amount of pre-tax savings that highly-paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these regulations on retirement savings and to encourage retention of key officers, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan. Company contributions to the Supplemental Executive Retirement Plan are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year.
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
The Supplemental Executive Retirement Plan has been designed to provide a potential replacement value of 10%-20% of final pay for each participant, assuming that the individual remains with us and participates in the Supplemental Executive Retirement Plan for twenty years. Using an assumption that the executive’s salary and investments will grow 5% annually, the Supplemental Executive Retirement Plan balance is estimated to fund the purchase of a single-life annuity at age 65 that will have an income replacement value of the 10%-20% goal stated above.
Based upon the income to be replaced and position levels, we make the following annual contribution for each participant:

Chairman of the Board,
President and CEO,
Divisional Presidents & Senior Vice Presidents	9% of (base + target bonus)

Vice Presidents	4% of (base + target bonus)
During fiscal 2008, the Supplemental Executive Retirement Plan had ten participants, and at September 30, 2008, the plan had nine participants. The table below shows the Supplemental Executive Retirement Plan awards for the named executive officers.
EXECUTIVE OFFICERS’ 2008
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AWARDS

Named Executive Officer	SERP Award
Joseph Rotunda	$144,000
Sterling Brinkley	84,375
Daniel Tonissen	45,225
Robert Kasenter	33,750
Eric Fosse	33,120
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
A participant may not withdraw any portion of his or her Supplemental Executive Retirement Plan account while still employed by EZCORP unless in the sole opinion of management the participant has an unforeseeable emergency that is defined as a severe financial hardship to the participant resulting from an illness or accident of the participant, the participant’s spouse or a dependent; the loss of the participant’s property due to casualty, or other similar extraordinary and unforeseeable circumstance arising as a result of events beyond the participant’s control.
The SERP awards approved for fiscal. 2009 were $219,375, $156,938, $57,600, $37,800 and $58,500 for Messrs. Rotunda, Brinkley, Tonissen, Kasenter and Fosse, respectively. These awards were calculated using the basic plan formula presented above.

Other Perquisites
We provide additional perquisite plans to senior executives in the area of health care supplements, automobile allowances and club membership. Beginning in fiscal year 2009, the company will no longer provide automobile or club membership allowances to named executives.
Costs of the personal benefits described above for the named executive officers for the year ended September 30, 2008, are included in the All Other Compensation column of the Summary Compensation Table and the notes to that table.
Severance Plans and Employment Agreements
Mr. Rotunda’s written compensation agreement specifies that in the event of his termination from the Company, other than for cause, a severance payment will be made to him. Upon the occurrence of any such event, this severance payment will be paid within 30 days of the event. Mr. Rotunda’s severance payment will be one year of base salary; one year of short-term incentive compensation, determined as of the termination date; one year of car allowance, and a prorated portion of the incentive compensation award for the period he was actively employed during the fiscal year of termination. In addition, we will make all health care COBRA payments for the same period, adjusted for any applicable taxes.
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
The October 2006 restricted stock awards to the Chairman of the Board and the President and Chief Executive Officer contain provisions for accelerated vesting of some of the shares if certain conditions occur that affect their positions or primary responsibilities. These grants also provide for immediate vesting of all unvested shares to the effected individual in the event of either the failure of the individual to be re-elected to his current position or his termination without cause.
In addition, each would have a partial acceleration of shares in the event of his death or disability, as described in Notes 2 and 3 to the Outstanding Equity Awards at September 30, 2008 table below. EZCORP is the beneficiary of “Key Man” life and disability insurance policies for the Chairman of the Board and the President and Chief Executive Officer which are designed to approximately offset the additional expense that would be recognized if vesting were accelerated upon death or disability.
In the event of any of the following events happening to the Chairman of the Board or the President and Chief Executive Officer, the effected individual would forfeit the rights to all unvested shares in these awards:
1.	Termination for cause as defined in the Award Agreement.

2.	Voluntary termination of employment except if by mutual written agreement between the effected individual and the Company.

3.	Violation of the Proprietary Information or Non-Competition sections of the Award Agreement.

The table below presents the compensation that would have been payable to the President and Chief Executive Officer and the Chairman of the Board upon death or disability, assuming either event occurred during September 2008:

				Supplemental
				Executive
		Incentive	Award date value of	Retirement
		Compensation	accelerated vesting of	Plan balance	Auto
Name	Salary ($)	($) (a)	restricted stock ($) (c)	($) (b)	Allowance ($)
Joseph L. Rotunda	800,000	1,600,000	5,279,600	331,034	26,654
Sterling B. Brinkley	—	—	3,492,000	205,129	—

(a)	One half of the incentive compensation amount above was fully earned by September 30, 2008, but was not yet paid at year-end and is not prorated, as the year was complete. This is the same amount as shown under Non-Equity Incentive Plan Compensation in the Summary Compensation Table below, and would not be paid in addition to that amount but in lieu of it in the case of death or disability.

(b)	We have already funded these amounts to the Supplemental Executive Retirement Plan, and the Supplemental Executive Retirement Plan would pay these amounts to the named executive.

(c)	Twenty percent of the restricted stock vested October 2, 2008, reducing these amounts by $1,220,200 for Mr. Rotunda and $873,000 for Mr. Brinkley at that date.
The table below presents the compensation that would have been payable to the President and Chief Executive Officer upon a termination without cause, assuming that the event occurred during September 2008:

Supplemental
		Incentive	Award date value of	Executive
		Compensation	accelerated vesting of	Retirement	Auto
Name	Salary ($)	($)	restricted stock ($)	Plan balance	Allowance ($)
Joseph L. Rotunda	800,000	1,600,000	12,612,800	331,034	26,654
The table below presents the compensation payable to the President and Chief Executive Officer as a bonus upon a change in control of the company, as defined, as if the change in control occurred on September 30, 2008:

		Incentive	Award date value of
		Compensation	accelerated vesting of	Auto
Name	Salary ($)	($)	restricted stock ($)	Allowance ($)
Joseph L. Rotunda	1,600,000	1,600,000	12,612,800	53,308
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
The EZCORP Compensation Committee members:
Richard D. Sage (Compensation Committee Chairman)
Richard M. Edwards
Thomas C. Roberts
Compensation Tables & Footnotes
The table below summarizes the total compensation paid or earned by each named executive officer in the years ended September 30, 2008 and 2007:
Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($) (1)	($)	($) (2)	($) (3)	($) (4)	($)	($) (5)	($)
Joseph L. Rotunda, President and Chief	2008	826,923		1,299,026	—	1,200,000	(44,508)	187,681	3,469,122
Executive Officer	2007	697,500	—	1,288,994	—	700,000	24,070	170,823	2,881,387

Sterling B. Brinkley, Chairman	2008	649,038		874,194	255,662	468,750	(38,353)	127,347	2,336,638
of the Board	2007	621,058	—	867,029	254,964	—	23,241	97,626	1,863,918

Daniel N. Tonissen, Senior Vice President, Chief	2008	347,423		97,199	144,877	234,500	(30,777)	67,947	861,169
Financial Officer	2007	322,308	—	96,402	144,493	161,500	13,843	66,438	804,984

Robert Kasenter, Senior Vice President,	2008	259,231		97,199	84,030	156,260	(14,937)	55,161	636,944
Administration	2007	239,423	—	96,402	87,128	110,400	10,563	53,929	597,845

Eric Fosse, President — EZMONEY	2008	250,769		52,896	25,756	119,600	(6,951)	56,519	498,589
Operations	2007	208,750	—	40,667	25,755	73,873	2,333	15,289	366,667

(1)	Portions of the amounts in this column have been deferred under the 401(k) plan.

(2)	Amounts in the Stock Awards column reflect the dollar amount we have recognized for financial reporting purposes (excluding estimated forfeitures), in accordance with SFAS No. 123(R) of restricted stock awards, including awards granted in and prior to the periods presented.

(3)	Amounts in the Option Awards column reflect the dollar amount we have recognized for financial reporting purposes (excluding estimated forfeitures), in accordance with SFAS No. 123(R) of option awards, including awards granted in and prior to the periods presented. Assumptions used in the calculation of these amounts are included in the footnotes to our audited financial statements included in this annual report.

(4)	The amounts in the Non-Equity Incentive Plan Compensation column reflect the cash awards earned in noted fiscal year and paid in November of the following fiscal year under the short-term Incentive Compensation Plan, which is discussed in further detail in the Compensation Discussion and Analysis Section under the heading Short Term Incentive Compensation.

(5)	These amounts consist of Company contributions to each named executive officer’s accounts under the 401(k) plan and the Supplemental Executive Retirement Plan. They also include personal benefits and perquisites. Contributions to the Supplemental Executive Retirement Plan in the most recently reported period are also reported below in the Nonqualified Deferred Compensation Table. See the All Other Compensation Table for additional information.

Grants of Plan-Based Awards
We excluded the Grants of Plan-Based Awards table as no named executive officers received stock based awards and none were entitled to receive estimated future payouts under non-equity or equity incentive plan awards in fiscal 2008.
Outstanding Equity Awards at September 30, 2008

		Option Awards				Stock Awards
		Number of	Number of				Market Value
		Securities	Securities			Number of Shares	of Shares or
		Underlying	Underlying	Option		or Units of Stock	Units of Stock
		Unexercised	Unexercised	Exercise	Option	That Have Not	That Have
		Options (#)	Options (#)	Price	Expiration	Vested	Not Vested
Name	Award Date	Exercisable	Unexercisable	($) / share	Date	(#)	($)
Joseph L. Rotunda	(1) 1/15/2004					120,000	2,256,000
	(2) 10/2/2006					945,000	17,766,000

Sterling B. Brinkley	(3) 11/5/1998	—	1,050,000	3.33	11/5/2008
	(2) 10/2/2006					675,000	12,690,000

Daniel N. Tonissen	(3) 11/5/1998	—	300,000	3.33	11/5/2008
	(4) 1/15/2004	—	120,000	3.26	1/14/2014
	(5) 10/2/2006					30,000	564,000

Robert Kasenter	(6) 7/14/2003	15,000	—	1.41	7/14/2013
	(4) 1/15/2004	—	120,000	3.26	1/14/2014
	(5) 10/2/2006					30,000	564,000

Eric Fosse	(6) 9/27/2004	—	12,000	2.89	9/27/2014
	(7) 10/2/2006					12,000	225,600
	(7) 8/6/2007					5,000	94,000

(1)	On January 15, 2004, Mr. Rotunda was awarded 180,000 shares of restricted Class A Common Stock with a fair value of $0.6 million on that date. We also agreed to reimburse Mr. Rotunda for the income tax consequences of the award. The restriction requires Mr. Rotunda to remain in our employ until January 1, 2009 when any unvested shares will vest. The shares are subject to earlier vesting based upon pre-specified minimum new store openings and net income criteria. 60,000 shares vested on January 15, 2005 based on the achievement of certain of those objectives.

(2)	20% vests every two years for 10 years with the achievement of certain performance criteria, as follows:

Average EBITDA for fiscal years 2007-2008 is at least 5% greater than the actual EBITDA for fiscal year 2006. This performance target was met and 20% of the shares vested October 2, 2008.
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

(3)	Vesting occurred October 6, 2008. For the portion of these options that failed to qualify as incentive options under the Internal Revenue Code, we must pay a bonus to each optionee at the time and in the amount of any resulting tax savings realized by EZCORP.

(4)	Five year cliff vest. Subject to earlier vesting based upon pre-specified minimum new store openings and net income criteria. One third of each grant vested on January 15, 2005 based on the achievement of certain of those objectives. The earlier vesting criteria were not met for the remaining two thirds, which will vest January 1, 2009.

(5)	Vesting occurs at the end of four years, assuming the average annual EBITDA for fiscal years 2007 through 2010 is at least 10% greater than the actual EBITDA for fiscal 2006. In the event the EBITDA performance requirement for vesting is not achieved, all unvested shares will be forfeited and canceled. EBITDA is a non-GAAP figured as described in note (2) above.

Upon death or disability, vesting will immediately occur on 25% of the originally awarded shares times the number of full or partial years of service since award.

(6)	20% vests each year for five years.

(7)	Four year cliff vest.
Pension Benefits
The following table shows pension benefits earned by the named executive officers in 2008. No pension plan payments were made to the named executive officers in 2008.

		Number of Years Credited	Present Value of
Name	Plan Name	Service (#)	Accumulated Benefit ($)
Joseph L. Rotunda	Supplemental Executive Retirement Plan	8.6	331,034

Sterling B. Brinkley	Supplemental Executive Retirement Plan	17.7	205,129

Daniel N. Tonissen	Supplemental Executive Retirement Plan	14.1	104,476

Robert Kasenter	Supplemental Executive Retirement Plan	5.2	94,601

Eric Fosse	Supplemental Executive Retirement Plan	4.0	48,567

Option Exercises and Stock Vested in Fiscal 2008
No stock awards vested in fiscal 2008. The following table shows the number and value of stock acquired on exercise of options in 2008:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Joseph L. Rotunda	—	—

Sterling B. Brinkley	—	—

Daniel N. Tonissen	—	—

Robert Kasenter	15,000	147,400

Eric Fosse	24,000	311,920
All Other Compensation
The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

				Company
			Value of Supplemental	Contributions to
		Other Benefits	Life Insurance	Defined Contribution
Name	Year	($) (1)	Premiums ($) (2)	Plans ($) (3)	Total ($)
Joseph L. Rotunda	2008	39,600	3,372	144,709	187,681
	2007	40,424	3,600	126,799	170,823

Sterling B. Brinkley	2008	39,600	3,372	84,375	127,347
	2007	39,600	3,600	54,426	97,626

Daniel N. Tonissen	2008	18,000	3,372	46,575	67,947
	2007	18,000	3,488	44,950	66,438

Robert Kasenter	2008	18,000	2,529	34,632	55,161
	2007	18,000	2,592	33,337	53,929

Eric Fosse	2008	19,500	2,453	34,566	56,519
	2007	—	2,236	13,053	15,289

(1)	See Other Benefits Table for additional information.

(2)	Represents taxable group life insurance premiums paid on behalf of the named executives. The benefit provides Life and Accidental Death and Dismemberment coverage at 3 times the named executive’s annual salary up to a maximum of $1 million.

(3)	Includes the company contribution to the supplemental executive retirement plan, as presented in the Non-Qualified Deferred Compensation table below.

Other Benefits Table for 2008
The following table describes other benefits and our cost in providing them. The total amount of these other benefits is included above in the All Other Compensation Table for each named executive officer.

		Automobile Allowance and
	County Club	Associated
Name	Dues ($)	Expenses ($)	Total ($)
Joseph L. Rotunda	13,200	26,400	39,600

Sterling B. Brinkley	13,200	26,400	39,600

Daniel N. Tonissen	—	18,000	18,000

Robert Kasenter	—	18,000	18,000

Eric Fosse (1)	—	19,500	19,500

(1)	Includes $1,500 auto allowance for the month of September 2007 paid in fiscal 2008.
Beginning in fiscal 2009, we discontinued any executive compensation for country club dues and automobile allowances or associated expenses.
Non-qualified Deferred Compensation Table for 2008
The following table presents data regarding our Supplemental Executive Retirement Plan, which is our only non-qualified deferred compensation plan. Information regarding this plan is also presented in the Pension Benefits table above. No contributions were made by named executive officers, and no withdrawals or distributions were made to them in 2008.

	Registrant	Aggregate	Aggregate
	Contributions in	Earnings in	Balance at
Name	Last FY ($)	Last FY ($)	Last FYE ($)
Joseph L. Rotunda	144,000	(44,508)	331,034

Sterling B. Brinkley	84,375	(38,353)	205,129

Daniel N. Tonissen	45,225	(30,777)	104,476

Robert Kasenter	33,750	(14,937)	94,601

Eric Fosse	33,120	(6,951)	48,567

Director Compensation
The following table presents the compensation paid to our non-employee directors in fiscal 2008:

	Fees Earned or	Option Awards
Name	Paid in Cash ($)	($) (1)	Total ($)
Richard M. Edwards	60,000	23,298	83,298

Gary Matzner	60,000	17,742	77,742

Thomas C. Roberts	70,000	17,739	87,739

Richard D. Sage	67,000	17,742	84,742

(1)	The amounts in the Option Awards column reflect the dollar amount we have recognized for financial statement reporting purposes (excluding estimated forfeitures), in accordance with SFAS No. 123(R) of stock option awards, including awards granted in and prior to the current fiscal year being reported. Assumptions used in the calculation of these amounts are included in the footnotes to our audited financial statements included in this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Management and Principal Stockholders
Phillip Ean Cohen indirectly controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership (“MS Pawn”), which owns 100% of our Class B Voting Common Stock. The table below presents information regarding the beneficial ownership of our Common Stock as of October 31, 2008 for (i) each of our current directors, (ii) each of the named executive officers, (iii) beneficial owners known to the registrant to own more than five percent of any class of our voting securities, and (iv) all current officers and directors as a group.

	Class A Non-Voting				Class B Voting
Name and Address of the	Common Stock				Common Stock		Voting
Beneficial Owners (a)	Number		Percent		Number	Percent	Percent
MS Pawn Limited Partnership (b) (g) MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746	2,998,548	(h)	6.93	%(h)	2,982,393	100%	100%

Sterling B. Brinkley (c) 9 Morgan Lane Locust Valley, New York 11560	1,565,240		3.78%		—	—	—

Joseph L. Rotunda (d) 1901 Capital Parkway Austin, TX 78746	583,630		1.44%		—	—	—

Dan N. Tonissen (e) 1901 Capital Parkway Austin, Texas 78746	440,210		1.09%		—	—	—

Gary C. Matzner (k) 2601 S. Bayshore Dr. Miami, Florida 33133	24,000		0.06%		—	—	—

Thomas C. Roberts (m) 1901 Capital Parkway Austin, Texas 78746	30,000		0.07%		—	—	—

Richard D. Sage (l) 13636 Deering Bay Drive Coral Gables, Florida 33158	20,493		0.05%		—	—	—

Richard M. Edwards (n) 1901 Capital Parkway Austin, Texas 78746	1,666		0.00%		—	—	—

Robert A. Kasenter (i) 1901 Capital Parkway Austin, Texas 78746	30,237		0.08%		—	—	—

Eric Fosse (j) 1901 Capital Parkway Austin, Texas 78746	138		0.00%		—	—	—

All officers and directors as a group (b) (f)	2,955,702		7.00%		—	—	—

(a)
Except as indicated in the footnotes to this table, the persons named in the table have sole voting and/or investment power with respect to all shares of Class A and B Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(b)
MS Pawn Corporation is the general partner of MS Pawn and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation. See “Certain Relationships and Related Transactions.”

(c)
Includes warrants to acquire 3,573 shares of Class A Common Stock at $2.06 per share, options to acquire 1,050,000 shares of Class A Common Stock (exercised in October 2008) at $3.33 per share and 135,000 shares of restricted stock (vested in October 2008). Does not include 540,000 shares of restricted stock.

(d)	Includes 189,000 shares of restricted stock (vested in October 2008). Does not include 876,000 shares of restricted stock.

(e)
Includes options to acquire 300,000 shares of Class A Common Stock (exercised in October 2008) at $3.33 per share. Does not include 120,000 shares of Class A Common Stock at $3.26 per share that are not currently exercisable. Does not include 40,000 shares of restricted stock.

(f)
Includes 14 persons’ options to acquire 1,640,866 shares of Class A Common Stock at prices ranging from $0.67 to $15.05 per share, warrants to acquire 3,666 shares of Class A Common Stock at $2.06 per share and 324,000 shares of restricted stock.

(g)
Includes warrants for 12,279 shares of Class A Common Stock, warrants for 12,222 shares of Class B Common Stock held by MS Pawn, and warrants for 3,876 shares of Class A Common Stock held by Mr. Cohen.

(h)	The number of shares and percentage reflect Class A Common Stock and warrants, inclusive of Class B Common Stock and warrants, which are convertible to Class A Common Stock.

(i)
Includes options to acquire 15,000 shares of Class A Common Stock at $1.41 per share. Does not include options to acquire 120,000 shares of Class A Common Stock at $3.26 per share that are not currently exercisable. Does not include 40,000 shares of restricted stock.

(j)	Does not include options to acquire 12,000 shares of Class A Common Stock at $2.89 per share that are not currently exercisable. Does not include 27,000 shares of restricted stock.

(k)	Includes options to acquire 3,600 shares of Class A Common Stock at $0.86 per share and 15,000 shares of Class A Common Stock at $12.60 per share. Does not include 9,000 shares of restricted stock.

(l)
Includes options to acquire 1,800 shares of Class A Common Stock at $0.67 per share, 3,600 shares of Class A Common Stock at $0.86 per share, 15,000 shares of Class A Common Stock at $12.60 per share and warrants to acquire 93 shares of Class A Common Stock at $2.06 per share. Does not include 9,000 shares of restricted stock.

(m)	Includes options to acquire 15,000 shares of Class A Common Stock at $5.35 per share and 15,000 shares of Class A Common Stock at $12.60 per share. Does not include 9,000 shares of restricted stock.

(n)	Includes options to acquire 1,666 shares of Class A Common Stock at $15.05 per share. Does not include 9,000 shares of restricted stock.
Item 13. Certain Relationships and Related Transactions
In fiscal 2006 and 2007, we had a financial advisory services agreement with Madison Park, L.L.C. (“Madison Park”), an affiliate of the controlling stockholder. The agreement required Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury and other advisory services. The monthly fee, inclusive of most expenses, was $100,000. In fiscal 2006 and 2007, total payments to Madison Park amounted to $1,200,000 annually.
The Madison Park agreement for fiscal 2006 and 2007 had a three-year term that expired September 30, 2007. Prior to entering the agreement with Madison Park, our Audit Committee obtained a fairness opinion from a qualified, independent financial advisory firm. The fairness opinion supported the fees for the services to be rendered based on the terms of the agreement and our strategic plan.
Effective October 1, 2007, we entered a new financial advisory services agreement with Madison Park with a one-year term that expired September 30, 2008. Either party could terminate the agreement at any time on thirty days written notice, but neither party elected to do so. The agreement required Madison Park to provide advice on our business and long-term strategic plan including, but not limited to, acquisitions and strategic alliances, operating and strategic objectives, investor relations, relations with investment bankers and other members of the financial services industry, international business development and strategic investment opportunities, and financial matters. The monthly fee for the services was $150,000, and total payments to Madison Park in fiscal 2008 amounted to $1,800,000. Philip E. Cohen is a principal in Madison Park and the general partner of the controlling stockholder.
Effective October 1, 2008, we entered a new financial advisory services agreement with Madison Park with a one-year term that expires September 30, 2009. The terms of the agreement are substantially the same as those in the fiscal 2008 agreement described above, except for the monthly fee of $200,000.
Prior to approving the Madison Park agreements that became effective October 1, 2007 and 2008, the Board of Directors appointed a special committee comprised of its independent members to review our relationship with Madison Park. This included a review of the advisory services provided by Madison Park during fiscal 2008, a determination whether to continue utilizing Madison Park’s services, and a determination whether to enter into a new advisory services agreement with Madison Park. As part of the review, the independent directors retained a qualified, independent financial advisory firm to evaluate the agreement and render a fairness opinion, from a financial point of view, of the fee to be paid to Madison Park relative to the reasonable market rates for the services contemplated in the agreement. Based on the independent directors’ findings and conclusions, they elected to negotiate and approve the terms of the agreement.

Item 14. Principal Accounting Fees and Services
Fees for professional services provided by BDO Seidman, LLP during the years ended September 30, 2007 and 2008 are:

	Years Ended September 30,
	2007	2008
Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act	$449,044	$505,529
Quarterly reviews and other audit fees	77,479	65,300
Fees related to registration statements	—	100,863

Total audit fees	526,523	671,692

Audit related fees	16,591	18,000
Tax fees	—	—
All other fees	8,264	15,926

Total fees for services	$551,378	$705,618

At September 30, 2007, we estimated the total costs expected for our financial statement and section 404 audits for the above disclosure, as total billings had not yet been received by the time we filed our 2007 annual report. Included in the 2008 figures above is $38,054 related to the 2007 audit of financial statements and $5,475 related to the 2007 section 404 audit. Also included in the 2008 figures is our estimated total cost for the 2008 audits, as final billings have not yet been received for those audits.
Audit related fees consist of fees for the audit of our 401(k) retirement savings plan. All other fees are comprised of fees for research and consultations on general accounting policies.
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

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2007 and 2008

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2008

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2008

Notes to Consolidated Financial Statements.

(2)	The following Financial Statement Schedule is included herein:

Schedule II-Valuation Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3)	Listing of Exhibits (see Exhibit Index immediately following the signature page)

EZCORP, INC. AND SUBSIDIARIES
Schedule II — Valuation Accounts
(In millions)

	Balance at	Additions			Balance
	Beginning	Charged to	Charged to		at End
Description	of Period	Expense	Other Accts	Deductions	of Period
Allowance for valuation of inventory:
Year ended September 30, 2006	$1.9	$0.9	$—	$—	$2.8

Year ended September 30, 2007	$2.8	$1.0	$—	$—	$3.8

Year ended September 30, 2008	$3.8	$0.2	$—	$—	$4.0

Allowance for uncollectible pawn service charges receivable:
Year ended September 30, 2006	$7.6	$—	$—	$2.9	$4.7

Year ended September 30, 2007	$4.7	$0.1	$—	$—	$4.8

Year ended September 30, 2008	$4.8	$0.5	$—	$—	$5.3

Allowance for losses on payday loans:
Year ended September 30, 2006	$0.1	$2.3	$—	$2.2	$0.2

Year ended September 30, 2007	$0.2	$5.4	$—	$5.3	$0.3

Year ended September 30, 2008	$0.3	$8.7	$—	$8.3	$0.7

Allowance for valuation of deferred tax assets:
Year ended September 30, 2006	$—	$0.4	$—	$—	$0.4

Year ended September 30, 2007	$0.4	$—	$—	$—	$0.4

Year ended September 30, 2008	$0.4	$—	$—	$0.2	$0.2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EZCORP, Inc.
December 12, 2008
By: /s/ Joseph L. Rotunda
(Joseph L. Rotunda)
(President, Chief Executive Officer & Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling B. Brinkley	Chairman of the Board	December 12, 2008
Sterling B. Brinkley

/s/ Joseph L. Rotunda Joseph L. Rotunda	President, Chief Executive Officer & Director (Principal Executive Officer)	December 12, 2008

/s/ Dan N. Tonissen Dan N. Tonissen	Senior Vice President, Chief Financial Officer, Assistant Secretary & Director (Principal Financial and Accounting Officer)	December 12, 2008

/s/ Gary C. Matzner	Director	December 12, 2008
Gary C. Matzner

/s/ Richard D. Sage	Director	December 12, 2008
Richard D. Sage

/s/ Thomas C. Roberts	Director	December 12, 2008
Thomas C. Roberts

/s/ Richard M. Edwards	Director	December 12, 2008
Richard M. Edwards

/s/ William C. Love	Director	December 12, 2008
William C. Love

EXHIBIT INDEX

Incorporated by
Number	Description	Reference to

3.1	Conformed Amended Certificate of Incorporation of the Company	Exhibit 3.1 to the Registration Statement on Form S-4 filed September 26, 2008 (File No. 33-153703)

3.2	Conformed Bylaws of the Company, as amended.*	N/A

4.1	Specimen of Class A Non-voting Common Stock certificate of the Company.	Exhibit 4.1 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.1	401(k) Plan.	Exhibit 10.38 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.2	Section 125 Cafeteria Plan.	Exhibit 10.39 to the Registration Statement on Form S-1 effective August 23, 1991 (File No. 33-41317)

10.3	Agreement Regarding Reservation of Shares	Exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 0-19424)

10.4	EZCORP Supplemental Executive Retirement Plan effective December 1, 2005	Exhibit 10.94 to Registrant’s Current Report on Form 8-K dated November 28, 2005 (File No. 0-19424)

10.5	EZCORP Fiscal Year 2006 Incentive Compensation Plan	Exhibit 10.96 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 0-19424)

10.6	Credit Services and Loan Administration Agreement dated April 11, 2006 between Texas EZPAWN, L.P. and NCP Finance Limited Partnership	Exhibit 10.97 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.7	Guaranty dated April 11, 2006 from EZCORP, Inc to NCP Finance Limited Partnership	Exhibit 10.98 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.8	Credit Services Organization and Lender Agreement dated April 12, 2006 between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P.	Exhibit 10.99 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

Incorporated by
Number	Description	Reference to

10.9	Credit Services Organization and Lender Agreement dated November 9, 2005 between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P.	Exhibit 10.100 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.10	Credit Services Organization and Lender Agreement dated November 30, 2005 between Texas EZPAWN Florida, L.P. and Integrity Florida Funding, L.P.	Exhibit 10.101 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-19424)

10.11	Fourth Amended and Restated Credit Agreement between the Company and Wells Fargo Bank Texas, N.A., as the Agent and Issuing Bank, re: $40 million credit facility	Exhibit 10.102 to Registrant’s Current Report on Form 8-K dated October 13, 2006 (File No. 0-19424)

10.12	EZCORP Fiscal Year 2007 Incentive Compensation Plan	Exhibit 10.103 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 (File No. 0-19424)

10.13	EZCORP, Inc. 2006 Incentive Plan.	Exhibit 10.104 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006 (File No. 0-19424)

10.14	EZCORP, Inc. Fiscal Year 2009 Incentive Compensation Program. *+	N/A

10.15	Merger agreement between EZCORP, Inc., Value Merger Sub, Inc. and Value Financials Services, Inc. (September 16, 2008).	Exhibit A to the proxy statement/prospectus included in Registration Statement on Form S-4/A Pre-Effective Amendment No. 2 dated and filed November 13, 2008 (File No. 333-153703).

10.16	Voting agreement between EZCORP, Inc., Value Merger Sub, Inc. and the selling shareholders of Value Financials Services, Inc. (September 16, 2008).	Exhibit E to the proxy statement/prospectus included in Registration Statement on Form S-4/A Pre-Effective Amendment No. 2 dated and filed November 13, 2008 (File No. 333-153703).

10.17	Form of Exchange Agreement between EZCORP, Inc., Value Merger Sub, Inc. Value Financial Services, Inc., and American Stock Transfer and Trust Company, dated October ___, 2008.	Exhibit 10.3 to Registration Statement on Form S-4/A Pre-Effective Amendment No. 1 dated and filed October 31, 2008 (File No. 333-153703).

10.18	Form of Fifth Amended and Restated Credit Agreement among EZCORP, Inc., Wells Fargo Bank, N.A., and other financial institutions, dated June ___, 2008 (to become effective and be dated upon completion of the merger with Value Financial Service, Inc.).	Exhibit 10.1 to EZCORP’s Registration Statement on Form S-3/A Pre-Effective Amendment No. 1 filed on July 24, 2008 (File No. 333-151871).

Incorporated by
Number	Description	Reference to
10.19	Amended and Restated Asset Purchase Agreement by and among Pawn Plus 1, LLC, Pawn Plus 2, LLC, Pawn Plus 3, LLC, Pawn Plus 4, LLC, Pawn Plus 5, LLC, Pawn Plus 6, LLC, Pawn Plus 7, LLC, Pawn Plus 8, LLC, ASAP Pawn, LLC, Craig A McCall, Inc., The Pawn Place, Inc., Craig McCall and EZPAWN Nevada, Inc., dated October 24, 2008.	Exhibit 2.1 to EZCORP’s Registration Statement on Form S-3 filed November 14, 2008 (File No. 333-155394).

10.20	Consulting Agreement between EZPAWN Nevada, Inc., and Craig A. McCall dated September 25, 2008.	Exhibit 10.1 to EZCORP’s Registration Statement on Form S-3 filed November 14, 2008 (File No. 333-155394).

10.21	Right of First Refusal Agreement between Pawn Plus 1, LLC, Pawn Plus 2, LLC, Pawn Plus 3, LLC, Pawn Plus 4, LLC, Pawn Plus 5, LLC, Pawn Plus 6, LLC, Pawn Plus 7, LLC, Pawn Plus 8, LLC, The Pawn Place, Inc., and ASAP Pawn, LLC, Craig McCall and EZPAWN Nevada, Inc., dated October 10, 2008.	Exhibit 10.2 to EZCORP’s Registration Statement on Form S-3 filed November 14, 2008 (File No. 333-155394).

10.22	Form of Bill of Sale and Assignment between Pawn Plus 1, LLC, Pawn Plus 2, LLC, Pawn Plus 3, LLC, Pawn Plus 4, LLC, Pawn Plus 5, LLC, Pawn Plus 6, LLC, Pawn Plus 7, LLC, Pawn Plus 8, LLC, The Pawn Place, Inc., and ASAP Pawn, LLC, Craig McCall and EZPAWN Nevada, Inc., dated October 10, 2008.	Exhibit 10.3 to EZCORP’s Registration Statement on Form S-3 filed November 14, 2008 (File No. 333-155394).

10.23	Advisory Services Agreement between EZCORP, Inc. and Madison Park LLC.	Exhibit 10.1 to Registrant’s Form 8-K dated September 29, 2008 and filed September 30, 2008 (File No. 0-19424).

21.1	Subsidiaries of Registrant.*	N/A

23.1	Consent of Independent Registered Public Accounting Firm.*	N/A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	N/A

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	N/A

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	N/A

Incorporated by
Number	Description	Reference to

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	N/A

*	Filed herewith.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.