Form 10-Q
period 2008-12-31
EZCORP INC
filed 2009-02-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008	Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of December 31, 2008, 45,447,188 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	December 31,	December 31,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$41,595	$13,651	$27,444
Pawn loans	93,789	63,270	75,936
Payday loans, net	8,246	6,169	7,124
Auto title loans, net	1,174	—	1
Pawn service charges receivable, net	16,888	10,710	12,755
Signature loan fees receivable, net	5,968	7,217	5,406
Auto title loan fees receivable, net	92	—	—
Inventory, net	64,563	41,788	43,209
Deferred tax asset, net	15,773	9,005	10,926
Prepaid expenses and other assets	12,284	8,121	9,115

Total current assets	260,372	159,931	191,916

Investment in unconsolidated affiliate	37,873	37,294	38,439
Property and equipment, net	46,674	37,308	40,079
Deferred tax asset, non-current	7,754	5,023	8,139
Goodwill	98,300	24,591	24,376
Other assets, net	18,693	5,089	5,771

Total assets	$469,666	$269,236	$308,720

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$—	$—
Accounts payable and other accrued expenses	48,534	25,164	29,425
Customer layaway deposits	2,879	2,144	2,327
Federal income taxes payable	3,186	9,063	246

Total current liabilities	64,599	36,371	31,998

Long-term debt, less current maturities	30,337	—	—
Deferred gains and other long-term liabilities	3,566	3,096	3,672
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; 5 million shares authorized in 2007, none authorized in 2008; none issued and outstanding in 2007 and 2008	—	—	—
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; 45,457,188 issued and 45,447,188 outstanding at December 31, 2008; 38,399,709 issued and 38,372,610 outstanding at December 31, 2007; 38,564,331 issued and 38,554,331 outstanding at September 30, 2008	451	384	386
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	224,914	132,103	135,895
Retained earnings	148,998	94,296	134,170
Treasury stock, at cost; 30,000 shares in 2007; 10,000 shares in 2008	(12)	(35)	(12)
Accumulated other comprehensive income (loss)	(3,217)	2,991	2,581

Total stockholders’ equity	371,164	229,769	273,050

Total liabilities and stockholders’ equity	$469,666	$269,236	$308,720

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2008	2007
	(In thousands, except per share amounts)
Revenues:
Sales	$64,580	$55,507
Pawn service charges	26,381	22,908
Signature loan fees	36,000	33,528
Auto title loan fees	221	—
Other	1,433	363

Total revenues	128,615	112,306

Cost of goods sold	40,425	33,541
Signature loan bad debt	9,484	9,670
Auto title loan bad debt	7	—

Net revenues	78,699	69,095

Operating expenses:
Operations	43,494	38,536
Administrative	10,411	8,440
Depreciation and amortization	3,066	2,827
(Gain) loss on sale/disposal of assets	(284)	162

Total operating expenses	56,687	49,965

Operating income	22,012	19,130

Interest income	(126)	(57)
Interest expense	165	81
Equity in net income of unconsolidated affiliate	(941)	(1,047)
Other	25	—

Income before income taxes	22,889	20,153
Income tax expense	8,061	7,598

Net income	$14,828	$12,555

Net income per common share:
Basic	$0.34	$0.30

Diluted	$0.33	$0.29

Weighted average shares outstanding:
Basic	43,661	41,339
Diluted	44,692	43,273
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2008	2007
	(In thousands)
Operating Activities:
Net income	$14,828	$12,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,066	2,827
Payday loan loss provision	2,684	2,084
Auto title loan loss provision	7	—
Deferred taxes	1,239	(259)
Net (gain)/ loss on sale or disposal of assets	(284)	162
Share-based compensation	1,059	856
Income from investment in unconsolidated affiliate	(941)	(1,047)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(84)	(1,598)
Inventory, net	(819)	(467)
Prepaid expenses, other current assets, and other assets, net	(995)	(2,089)
Accounts payable and accrued expenses	(389)	(461)
Customer layaway deposits	(435)	91
Deferred gains and other long-term liabilities	(43)	210
Excess tax benefit from stock-based compensation	(1,639)	(67)
Federal income taxes	4,606	4,229

Net cash provided by operating activities	21,860	17,026

Investing Activities:
Pawn loans made	(65,680)	(60,251)
Pawn loans repaid	35,488	31,049
Recovery of pawn loan principal through sale of forfeited collateral	32,732	27,442
Payday loans made	(26,800)	(18,437)
Payday loans repaid	23,049	14,998
Auto title loans made	(312)	—
Auto title loans repaid	235	—
Acquisitions, net of cash acquired	(17,064)	(15,344)
Additions to property and equipment	(4,197)	(5,500)
Investment in unconsolidated affiliate	—	(15)

Net cash used in investing activities	(22,549)	(26,058)

Financing Activities:
Proceeds from exercise of stock options and warrants	4,580	83
Stock issuance costs related to acquisitions	(273)	—
Excess tax benefit from stock-based compensation	1,639	67
Debt issuance costs	(1,058)	—
Proceeds from bank borrowings	40,000	—
Payments on bank borrowings	(30,048)	—

Net cash provided by financing activities	14,840	150

Change in cash and equivalents	14,151	(8,882)
Cash and equivalents at beginning of period	27,444	22,533

Cash and equivalents at end of period	$41,595	$13,651

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$35,278	$29,887
Foreign currency translation adjustment	$5,798	$(389)
Cumulative effect of adopting a new accounting principle	$—	$106
Acquisition-related stock issuance	$82,080	$—
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2008
Note A: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note C). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2008. The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period balances have been reclassified to conform to the current presentation.
Our business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2008 (the “current quarter”) are not necessarily indicative of the results of operations for the full fiscal year.
Note B: Significant Accounting Policies
CONSOLIDATION: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our interest in Albemarle & Bond Holdings, plc (“A&B”) using the equity method.
PAWN LOAN AND SALES REVENUE RECOGNITION: We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two to three months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market (net realizable value) of the property. We record sales revenue and the related cost when this inventory is sold. Sales tax collected upon the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable and other accrued liabilities” on our balance sheets until remitted to the appropriate governmental authorities.
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

CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At December 31, 2008, the allowance for Expected LOC Losses was $2.0 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $26.9 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost – the principal amount of the pawn loan. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At December 31, 2008, the inventory valuation allowance was $5.2 million, or 7.5% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
PROPERTY AND EQUIPMENT: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 8 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life – typically 10 years – or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $114.1 million at December 31, 2008.
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

FOREIGN CURRENCY TRANSLATION: Our equity investment in A&B is translated from the U.K. pound into U.S. dollars at the exchange rate as of A&B’s balance sheet date. The related interest in A&B’s net income is translated at the average exchange rate for each six-month period reported by A&B. The functional currency of our wholly-owned Empeño Fácil Mexican pawn operations is the Mexican peso. Empeño Fácil’s balance sheet accounts are translated into U.S. dollars at the prevailing exchange rate at the end of each quarter, and its earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from A&B and Empeño Fácil as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.
INCOME TAXES: We calculate the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was $0.2 million at December 31, 2008 and September 30, 2008, compared to $0.4 million at December 31, 2007. As a result of a taxable gain on the sale of property, we reduced the valuation allowance in the fourth quarter of fiscal 2008 due to the utilization of a capital loss carry-forward that we previously reserved. We account for uncertainty in income taxes in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).
SHARE-BASED COMPENSATION: We account for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment.” We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods. The fair value of restricted shares is measured as the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant.
SEGMENTS: We account for our operations in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We manage our business operations and internal reporting as three reportable segments. See Note L for further discussion and separate data for each segment.
FAIR VALUE: We adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” on October 1, 2008, resulting in no impact on our financial position, results of operations or cash flows. Among other requirements, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report in earnings at each subsequent reporting date those unrealized gains and losses on items for which the fair value option has been elected. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. Upon adoption of SFAS No. 159, we elected not to measure any eligible items at fair value.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price, and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. Among other changes, SFAS No. 141(R) will require us to immediately expense transaction costs that have historically been included in the purchase price allocation under existing guidance. SFAS No. 141(R) will apply prospectively to any acquisitions we complete on or after October 1, 2009.
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
In April 2008, FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. We must adopt FSP FAS 142-3 in our fiscal year ending September 30, 2010. We do not expect adoption of FSP FAS 142-3 to have a material effect on our financial position, results of operations, or cash flows.
Note C: Acquisitions
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.5 million cash and direct transaction costs. The initial valuation of $15.3 million increased to $15.5 million in the year ended September 30, 2008 due to additional professional fees related to the acquisition. The increase was recorded as an increase to goodwill. In the quarter ended March 31, 2008, we also refined our estimated fair value of the non-compete agreement, which increased the non-compete agreement by $0.4 million, and decreased goodwill by an offsetting amount.
The purchase price was allocated as follows, including the adjustments discussed above (in thousands):

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

The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations. The goodwill noted above was recorded in the Empeño Fácil Mexico pawn segment and is expected to be fully deductible for tax purposes over the fifteen years following the acquisition. The total net assets acquired, as presented above, differs from the acquisition related cash flows presented on our prior year statement of cash flows due to acquisition-related cash flows that occurred after the end of the prior year quarter but before the purchase price allocation was finalized one year after the acquisition.
On November 13, 2008, we acquired the operating assets of 11 Las Vegas pawnshops that operate under the Pawn Plus, Pawn Place and ASAP Pawn brands for approximately $34.4 million. Of the total purchase price, $17.3 million was paid through the issuance of approximately 1.1 million shares of our Class A Non-voting Common Stock, and the remaining $17.1 million was paid in cash to the seller and for transaction costs. We estimated the fair value of the stock issued in the asset purchase at $15.45 per share, based on the closing market price of our stock the day before the acquisition. The estimated fair values of the assets acquired and liabilities assumed are preliminary. We are gathering information to finalize the valuation of assets and liabilities, have engaged external valuation specialists to value acquired intangible assets, and will complete the valuation within a year of the acquisition. Any subsequent adjustments to separately identified tangible or intangible assets will be recorded with an offsetting adjustment to goodwill. Other assets recorded include the estimated $6.7 million value of pawn licenses acquired. As these are considered indefinite lived intangible assets, they will not be amortized but will be tested at least annually for potential impairment.
The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits we expect to realize from the acquisition. These benefits include a greater presence in a prime pawn market, expected administrative savings, a meaningful entry into the auto title loan business, increased scale and the ability to implement certain processes and practices at the acquired company in our existing and planned other operations. The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations. The goodwill arising from this acquisition was recorded in the U.S. Pawn segment and is expected to be fully deductible for tax purposes over the fifteen years following the acquisition.
The purchase price was preliminarily allocated as follows (in thousands):

Current assets:
Pawn loans	$5,443
Payday loans, net	55
Auto title loans, net	1,129
Pawn service charges receivable, net	1,080
Signature loan fees receivable, net	7
Auto title loan fees receivable, net	95
Inventory, net	2,851
Deferred tax asset, net	298
Prepaid expenses and other assets	75

Total current assets	11,033

Property and equipment, net	392
Goodwill	16,359
Other assets, net	6,772

Total assets	$34,556

Liabilities:
Accounts payable and other accrued expenses	$(34)
Customer layaway deposits	(135)

Total liabilities	(169)

Net assets acquired	$34,387

On December 31, 2008, we acquired through a merger all of the capital stock of Value Financial Services, Inc. (“VFS”) for a total estimated acquisition price of $77.4 million plus the assumption of VFS’s debt of $30.4 million, aggregating to approximately $107.8 million. In the merger, we acquired VFS’s 67 pawn stores, mostly in Florida. In the merger, VFS shareholders received, at each shareholder’s election, either (1) 0.75 shares of EZCORP Class A Non-voting Common Stock, rounded up to the nearest whole share, or (2) $11.00 cash for each share of VFS common stock owned by the shareholder at the effective time of the merger, or (3) a combination of both. The cash consideration was limited to 20% or less of the outstanding VFS common stock on a fully diluted basis. See our registration statement on Form S-4 (File number 333-153703), as amended and filed with the SEC on December 2, 2008, for a detailed description of the procedure for calculation and payment of the merger consideration to VFS shareholders.
Because VFS was acquired on the last day of the quarter ended December 31, 2008, VFS’s results of operations will be included in our consolidated results beginning January 1, 2009. The estimated fair value of the assets and liabilities acquired are consolidated with our balances and are reflected in our balance sheet at December 31, 2008. The estimated fair values of the assets acquired and liabilities assumed are preliminary. We are gathering information to finalize the valuation of assets and liabilities, have engaged external valuation specialists to value acquired intangible assets, and will complete the valuation within a year of the acquisition. Any subsequent adjustments to separately identified tangible or intangible assets will be recorded with an offsetting adjustment to goodwill. Other assets recorded include the estimated $4.1 million fair value of the acquired trademark and tradenames and $1.8 million of favorable lease assets. As we expect to use the trademark and tradenames indefinitely, they will not be amortized but will be tested at least annually for potential impairment. The favorable lease assets will be amortized over the related lease terms used for straight-line rent purposes.
The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits we expect to realize from the acquisition. These benefits include a greater presence in prime pawn markets including making us the largest pawnshop operator in Florida, expected administrative savings, increased scale and the ability to implement certain processes and practices at the acquired company in our existing and future operations. The goodwill arising from this acquisition was recorded in the U.S. Pawn segment and is not expected to be deductible for tax purposes due to the acquisition being a stock acquisition rather than an asset acquisition.
The total purchase price was comprised of the issuance of approximately 4.1 million shares of EZCORP’s Class A Non-voting Common Stock valued at $64.8 million, $13.4 million of cash paid to VFS shareholders, and transaction costs of $0.6 million, less $1.4 million of cash acquired. Of the $13.4 million paid to VFS shareholders, $0.8 million was paid in December 2008 and $12.6 million was paid in January 2009. The $12.6 million paid in January 2009 was included in Accounts payable and other accrued expenses in our December 2008 consolidated balance sheet. We estimated the fair value of the stock issued in the acquisition at $15.92 per share, based on the average daily closing market price of our stock from two days before to two days after the announcement of the merger agreement.
The purchase price is preliminarily allocated as follows (in thousands):

Current assets:
Pawn loans	$18,420
Pawn service charges receivable, net	3,595
Inventory, net	15,733
Deferred tax asset, net	4,557
Federal income taxes receivable	27
Prepaid expenses and other assets	1,181

Total current assets	43,513

Property and equipment, net	5,772
Deferred tax asset, non-current	855
Goodwill	59,221
Other assets, net	6,176

Total assets	$115,537

Current Liabilities:
Current maturities of long-term debt	$(4,000)
Accounts payable and other accrued expenses	(6,853)
Customer layaway deposits	(872)

Total Current liabilities	(11,725)

Long-term debt	$(26,385)

Total Liabilities	$(38,110)

Net assets acquired	$77,427

The total purchase price presented above excludes any contingent consideration payable under the terms of the acquisition, which depends on the price at which VFS shareholders sell their EZCORP shares, should they choose to sell, in the 125 days following the acquisition. EZCORP will pay VFS shareholders the difference between $14.67 per share and the gross price per share the selling shareholder actually receives, if less than $14.67 per share, up to a maximum of $4.01 per share.  If their EZCORP shares are sold for more than $14.67 per share within 125 days of the acquisition, EZCORP will pay the shareholders a premium ranging from $1.33 to $0.33 per share depending on the date of sale. Any contingent consideration paid will be recorded as a reduction of the additional paid-in capital recorded with the stock issuance and will not change the total recorded purchase price. See our registration statement on Form S-4 (File number 333-153703), as amended and filed with the SEC on December 2, 2008, for a detailed description of the procedure for calculation and payment of the contingent payments to VFS shareholders.
Separate audited historical financial statements of VFS for the year ended December 31, 2007 and unaudited interim financial statements for the nine months ended September 30, 2008 are presented in our registration statement on Form S-4 (File number 333-153703) filed with the SEC on December 2, 2008. The following table summarizes unaudited pro forma combined financial information assuming the merger had occurred on the first day of fiscal 2008. We have not finalized our preliminary purchase price allocation, and accordingly, this pro forma information does not include all potential adjustments to that allocation or costs related to the acquisition.
We expect to realize operating synergies and administrative savings. These will come primarily from using the best practices from EZCORP and VFS in each business, economies of scale, reduced administrative support staff and the termination of a lease on VFS’s corporate administrative offices. The pro forma condensed combined financial statements do not include any potential operating efficiencies or cost savings from expected synergies. The unaudited pro forma condensed combined financial statements are not necessarily an indication of the results that would have been achieved had the merger been completed as of the date indicated or that may be achieved in the future.

The following unaudited pro forma condensed combined statements of operations give effect to the merger as if it had taken place on October 1, 2007, the beginning of the earliest period presented, in accordance with SEC guidance. Although VFS’s historical fiscal year ends on a different date than that of EZCORP, all VFS information presented in the Pro Forma Combined Statements of Operations are actual amounts for the periods indicated.

	Three Months Ended
	December 31,
	2008	2007
	(Unaudited and Pro Forma)
	(In thousands, except per share amounts)
Revenues:
Sales	$92,495	$80,076
Pawn service charges	35,231	30,252
Signature loan fees	36,000	33,528
Auto title loan fees	221	—
Other	1,905	829

Total revenues	165,852	144,685

Cost of goods sold	57,576	48,780
Signature loan bad debt	9,484	9,670
Auto title loan bad debt	7	—

Net revenues	98,785	86,235

Operating expenses:
Operations	54,398	47,855
Administrative	15,768	12,492
Depreciation and amortization	3,339	3,310
(Gain) loss on sale/disposal of assets	(255)	213

Total operating expenses	73,250	63,870

Operating income	25,535	22,365

Interest expense, net	447	432
Equity in net income of unconsolidated affiliate	(941)	(1,047)
Other	25	—

Income before income taxes	26,004	22,980
Income tax expense	9,260	8,527

Net income	$16,744	$14,453

Net income per common share:
Basic	$0.35	$0.32

Diluted	$0.34	$0.31

Weighted average shares outstanding:
Basic	47,689	45,411
Diluted	48,720	47,345
The table above excludes any pro forma loss of interest income from cash paid to former VFS shareholders for contingent consideration, as we do not yet know the amount of contingent consideration we will pay. This amount will be finalized within 125 days of the merger, as former VFS shareholders report their stock trades to us.
Included in pro forma administrative expense in the quarter ended December 31, 2007 is a non-recurring $1.2 million charge for the write-off of costs related to VFS’s previously planned initial public offering, which it abandoned to pursue the merger with EZCORP. Included in the pro forma administrative expense in the quarter ended December 31, 2008 is a non-recurring charge of $0.8 million for the write-off of VFS’s in-process development of a point of sale system that was abandoned and will be replaced by EZCORP’s point of sale system.

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
Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2008	2007
Net income (A)	$14,828	$12,555

Weighted average outstanding shares of common stock (B)	43,661	41,339
Dilutive effect of stock options, warrants, and restricted stock	1,031	1,934

Weighted average common stock and common stock equivalents (C)	44,692	43,273

Basic earnings per share (A/B)	$0.34	$0.30

Diluted earnings per share (A/C)	$0.33	$0.29

Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.
As described in Note C above, we issued approximately 1.1 million shares of our Class A Non-voting Common Stock on November 13, 2008 and approximately 4.1 million shares on December 31, 2008 in conjunction with the completion of two acquisitions on those dates. The additional shares have been included in our calculations of weighted average shares outstanding since the dates of the acquisitions. The full dilutive effect of the additional shares will be recognized in our second fiscal quarter and the year-to-date dilutive effect will increase in the remainder of fiscal 2009 as they are outstanding for a larger portion of the year.
Note E: Investment in Unconsolidated Affiliate
At December 31, 2008, we owned 16,298,875 common shares of Albemarle & Bond Holdings, plc (“A&B”), or approximately 29.95% of A&B’s total outstanding shares. The investment is accounted for using the equity method. Since A&B’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. A&B files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended December 31, 2008 represents our percentage interest in the estimated results of A&B’s operations from July 1, 2008 to September 30, 2008.
Below is summarized financial information for A&B’s most recently reported results (using average exchange rates for the periods indicated):

	Years ended June 30,
	2008	2007
	(in thousands)
Turnover (gross revenues)	$93,914	$63,618
Gross profit	72,996	47,615
Profit after tax (net income)	14,503	10,203

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
Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the quarters ended December 31, 2008 and 2007 was $9.0 million and $12.9 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At December 31, 2008, the accumulated balance of foreign currency activity excluded from net income was $5.0 million, net of tax of $1.8 million. The net $ (3.2) million is presented as “Accumulated other comprehensive income (loss)” in the balance sheet at December 31, 2008.
Note H: Long-term Debt
On December 31, 2008, we entered into our Fifth Amended and Restated Credit Agreement with a syndication of five banks. The new credit agreement provides for, among other things, (i) an $80 million revolving credit facility maturing December 31, 2011 that we may request, under the terms of the credit agreement, to be increased to a total of $110 million and (ii) a $40 million term loan maturing December 31, 2012. The term loan requires quarterly principal payments of $2.5 million plus accrued interest. At December 31, 2008, we borrowed the full $40 million under the term loan, but the $80 million revolving credit facility remained unused.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. From December 31, 2008 through the date we report to the lenders our interim results for the period ending June 30, 2009, we may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 250 basis points or the base rate plus 50 basis points, regardless of the leverage ratio during that period. After this initial period, interest accrues at the Eurodollar rate plus 175 to 250 basis points or the base rate plus 0 to 50 basis points, depending upon the leverage ratio computed at the end of each calendar quarter. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2008 and believe that we will remain compliant based on our current and anticipated performance. The payment of dividends is prohibited and additional debt is restricted.
Upon closing of the merger with VFS, we acquired VFS’s outstanding debt of $30.4 million. Immediately after the merger, on December 31, 2008, we repaid and terminated VFS’s outstanding bank debt of $30.1 million plus accrued interest. The remaining $0.3 million of VFS’s debt we assumed in the merger was comprised of outstanding debentures that we repaid and retired in early January 2009 with no prepayment penalty.
Deferred financing costs of $1.1 million related to the new credit agreement are included in Other assets, net in our December 31, 2008 balance sheet. These costs will be amortized to interest expense over their three-year estimated useful life.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	December 31, 2008	December 31, 2007	September 30, 2008
	(In thousands)
Pawn licenses	$8,289	$1,549	$1,549
Trade Name	4,060	—	—
Goodwill	98,300	24,591	24,376

Total	$110,649	$26,140	$25,925

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	December 31, 2008		December 31, 2007		September 30, 2008
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(324)	$345	$(296)	$345	$(318)
Real estate finders’ fees	556	(349)	556	(332)	556	(345)
Non-compete agreements	2,493	(861)	2,506	(420)	2,899	(829)
Favorable lease asset	1,800	—	—	—	—	—

Total	$5,194	$(1,534)	$3,407	$(1,048)	$3,800	$(1,492)

Total amortization expense from definite-lived intangible assets was approximately $124,000 and $116,000 in the quarters ended December 31, 2008 and 2007. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding full fiscal years as of October 1, 2008, including the effect of acquisitions in the quarter ended December 31, 2008 (in thousands):

Fiscal Year	Amortization Expense
2009	$658
2010	$644
2011	$637
2012	$605
2013	$209
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Common Stock, Warrants, Options, and Share-based Compensation
Our income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R):

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Gross compensation cost	$1,059	$856
Income tax benefit	(319)	(268)

Share-based compensation cost, net of tax benefit	$740	$588

Stock option and warrant exercises resulted in the issuance of 1,380,100 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $4.6 million. Also on October 2, 2008, restrictions lapsed on 324,000 restricted shares granted in October 2006 to our Chief Executive Officer and the Chairman of our Board of Directors, resulting in an increase in the shares of Class A Non-voting Common Stock outstanding.
Effective October 1, 2008, the Compensation Committee of the Board of Directors approved an award of restricted stock to 54 key employees and the Board of Directors approved an award of restricted stock to our independent directors. In total, we awarded 143,500 shares of restricted stock. The key employees’ awards will vest October 1, 2011 and the independent directors’ awards will vest 50% per year for the next two years. The aggregate market value of the restricted stock on the award date was $2.6 million.
In conjunction with the November 13, 2008 acquisition of 11 Las Vegas pawn stores, we issued approximately 1.1 million shares of our Class A Non-voting Common Stock valued at $17.3 million. In conjunction with the December 31, 2008 acquisition of 67 pawn stores through the merger with VFS, we issued approximately 4.1 million shares of our Class A Non-voting Common Stock valued at $64.8 million. Both of these acquisitions and the total consideration issued are described more fully in Note C, “Acquisitions.”

Note K: Income Taxes
Upon adoption of FIN 48 in October 2007, we recorded a liability for an uncertain state tax position of $0.1 million. The statutes of limitation related to this recorded liability expire between June 15, 2009 and June 15, 2011. In the fourth quarter of fiscal 2008, we recorded an additional liability for potential interest on an uncertain federal tax position of $0.4 million. In the quarter ended December 31, 2008, we filed a tax accounting method change with the IRS, absolving us of the exposure to this interest, and adjusted our effective tax rate to remove the $0.4 million additional liability recorded at September 30, 2008. The remaining FIN 48 liability at December 31, 2008 is $0.1 million recorded upon adoption of FIN 48.
We are subject to U.S. and Mexican income taxes as well as various other state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2003.
The current quarter’s effective tax rate is 35.2% of pretax income compared to 37.7% for the prior year quarter. The decrease in effective tax rate between these periods is due primarily to a larger expected foreign tax credit related to Albemarle & Bond in the current quarter than expected in the prior year quarter and a lower Texas margins tax than expected in the prior year quarter. Also decreasing the effective tax rate in the current quarter was the $0.4 million reduction of the FIN 48 liability discussed above.

Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment. The three reportable segments are:
•	U.S. Pawn Operations: This segment offers pawn loans and related sales in our 371 U.S. pawn stores, offers signature loans in six U.S. EZMONEY stores and 77 of our U.S. pawn stores and offers auto title loans in 11 of our U.S. pawn stores.

•	Empeño Fácil: This segment offers pawn loans and related sales in 41 Empeño Fácil pawn stores in Mexico.

•	EZMONEY Operations: This segment operates only in the United States and offers signature loans in 471 of our EZMONEY stores and offers auto title loans in 30 of our EZMONEY stores.
Our Empeño Fácil segment operates only in Mexico and, as a result, has a risk concentration in that market. There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Three Months Ended December 31, 2008:
Revenues:
Sales	$62,167	$2,413	$—	$64,580
Pawn service charges	24,884	1,497	—	26,381
Signature loan fees	686	—	35,314	36,000
Auto title loan fees	210	—	11	221
Other	1,433	—	—	1,433

Total revenues	89,380	3,910	35,325	128,615

Cost of goods sold	38,938	1,487	—	40,425
Signature loan bad debt	236	—	9,248	9,484
Auto title loan bad debt	6	—	1	7

Net revenues	50,200	2,423	26,076	78,699

Operations expense	26,678	1,284	15,532	43,494

Store operating income	$23,522	$1,139	$10,544	$35,205

Three Months Ended December 31, 2007:
Revenues:
Sales	$54,200	$1,307	$—	$55,507
Pawn service charges	21,990	918	—	22,908
Signature loan fees	809	—	32,719	33,528
Auto title loan fees	—	—	—	—
Other	361	2	—	363

Total revenues	77,360	2,227	32,719	112,306

Cost of goods sold	32,768	773	—	33,541
Signature loan bad debt	372	—	9,298	9,670
Auto title loan bad debt	—	—	—	—

Net revenues	44,220	1,454	23,421	69,095

Operations expense	24,019	844	13,673	38,536

Store operating income	$20,201	$610	$9,748	$30,559

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Consolidated store operating income	$35,205	$30,559
Administrative expenses	10,411	8,440
Depreciation and amortization	3,066	2,827
(Gain) / loss on sale / disposal of assets	(284)	162
Interest income	(126)	(57)
Interest expense	165	81
Equity in net income of unconsolidated affiliate	(941)	(1,047)
Other	25	—

Consolidated income before income taxes	$22,889	$20,153

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at December 31, 2008:
Pawn loans	$90,682	$3,107	$—	$93,789
Payday loans, net	514	—	7,732	8,246
Auto title loans, net	1,123	—	51	1,174
Inventory, net	61,801	2,762	—	64,563

Total separately identified recorded segment assets	$154,120	$5,869	$7,783	$167,772

Brokered loans outstanding from unaffiliated lenders	$370	$—	$24,968	$25,338

Assets at December 31, 2007:
Pawn loans	$60,380	$2,890	$—	$63,270
Payday loans, net	480	—	5,689	6,169
Auto title loans, net	—	—	—	—
Inventory, net	40,456	1,332	—	41,788

Total separately identified recorded segment assets	$101,316	$4,222	$5,689	$111,227

Brokered loans outstanding from unaffiliated lenders	$487	$—	$27,068	$27,555

Assets at September 30, 2008:
Pawn loans	$71,393	$4,543	$—	$75,936
Payday loans, net	472	—	6,652	7,124
Auto title loans, net	—	—	—	—
Inventory, net	40,357	2,852	—	43,209

Total separately identified recorded segment assets	$112,222	$7,395	$6,652	$126,269

Brokered loans outstanding from unaffiliated lenders	$384	$—	$23,169	$23,553
Brokered loans are not recorded as an asset on our balance sheets, as we do not own a participation in the loans made by independent lenders. We monitor the principal balance of these loans, as our credit service fees and bad debt are directly related to their volume due to the letters of credit we issue on these loans. The balances shown above are the gross principal balances of the loans outstanding at the specified dates.

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
First Quarter Ended December 31, 2008 vs. First Quarter Ended December 31, 2007
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2008 and 2007 (the “current quarter” and “prior year quarter”):

	Three Months Ended December 31,		Percentage
	2008	2007	Change

	(in thousands)
Net revenues:
Sales	$64,580	$55,507	16.3%
Pawn service charges	26,381	22,908	15.2%
Signature loan fees	36,000	33,528	7.4%
Auto title loan fees	221	—	N/A
Other	1,433	363	294.8%

Total revenues	128,615	112,306	14.5%
Cost of goods sold	40,425	33,541	20.5%
Signature loan bad debt	9,484	9,670	(1.9)%
Auto title loan bad debt	7	—	N/A

Net revenues	$78,699	$69,095	13.9%

Net income	$14,828	$12,555	18.1%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Fee revenue	$36,000	$33,528
Bad debt:
Net defaults, including interest on brokered loans	9,385	9,035
Insufficient funds fees, net of collections	293	360
Change in valuation allowance	(254)	137
Other related costs	60	138

Net bad debt	9,484	9,670

Fee revenue less bad debt	$26,516	$23,858

Average signature loan balance outstanding during period (a)	$30,785	$29,654
Signature loan balance at end of period (a)	$33,584	$33,724
Participating stores at end of period	554	522
Signature loan bad debt, as a percent of fee revenue	26.3%	28.8%
Net default rate (a) (b)	5.2%	5.3%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in 371 domestic pawn stores (including 11 acquired November 13, 2008 and 66 acquired December 31, 2008) and 41 Empeño Fácil Mexico pawn stores open at December 31, 2008 (including one acquired December 31, 2008). Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In 477 EZMONEY stores, six of which are managed by our U.S. Pawn operations, and 77 of our domestic pawn stores open December 31, 2008, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”). In 30 EZMONEY stores and 11 of our domestic pawn stores open December 31, 2008, we offer short-term loans collateralized by the titles to borrower’s automobiles, often called auto title loans.
We manage our business as three segments. The U.S. Pawn Operations segment offers pawn related activities in all 371 domestic pawn stores, and offers signature loans in 77 pawn stores and six EZMONEY stores. The Empeño Fácil segment offers pawn related activities in all 41 Mexico pawn stores. The EZMONEY Operations segment offers signature loans in 471 EZMONEY stores in the United States, and accounts for approximately 98% of our consolidated signature loan revenues. The following tables present store data by operating segment:

	Three Months Ended December 31, 2008
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	38	471	809
New openings	—	2	6	8
Acquired	77	1	—	78
Sold, combined, or closed	—	—	(6)	(6)

End of period	377	41	471	889

Average number of stores during the period	322	39	471	832

Composition of ending stores:
Pawn	371	41	—	412
Signature loan stores adjoining pawn stores	6	—	152	158
Signature loan stores — free standing	—	—	319	319

Total stores in operation	377	41	471	889

Total stores offering signature loans	83	—	471	554
Total stores offering auto title loans	11	—	30	41

	Three Months Ended December 31, 2007
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	1	17	18
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(2)	(2)

End of period	300	25	442	767

Average number of stores during the period	300	19	432	752

Composition of ending stores:
Pawn	294	25	—	319
Signature loan stores adjoining pawn stores	6	—	164	170
Signature loan stores — free standing	—	—	278	278

Total stores in operation	300	25	442	767

Total stores offering signature loans	80	—	442	522
Total stores offering auto title loans	—	—	—	—

We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month, or 240% annually. Our average U.S. pawn loan amount typically ranges between $80 and $100 but varies depending on the valuation of each item pawned. The total U.S. loan term, consisting of the primary term and grace period, ranges between 60 and 120 days. In Mexico, pawn service charges range from 10% to 20%, but a majority of our pawn loans earn pawn service charges of 13% to 14% net of applicable taxes. The Mexico pawn loan term is 40 days.
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
At December 31, 2008, 292 of our 477 EZMONEY stores and 44 of our 371 domestic pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of loans. In all 292 EZMONEY stores and 44 domestic pawn stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500 but averaging about $570. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 91 EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,000. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At December 31, 2008, short-term loans comprised 98% of the balance of loans brokered through our credit services, and installment loans comprised the remaining 2%.
We earn payday loan fee revenue on our payday loans. In 33 domestic pawn stores and 185 EZMONEY stores, we make payday loans subject to state law. The average payday loan amount is approximately $440 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
On October 22, 2007, we acquired twenty Mexico pawnshops from MMFS Intl., S.A. de C.V., a subsidiary of Mister Money Holdings, Inc. for $15.5 million cash and direct transaction costs. Results of the acquired stores are included in our results from the date of acquisition, which includes most of the prior year quarter.
On November 13, 2008, we acquired 11 pawnshops located in the Las Vegas, Nevada area that operated under the Pawn Plus, Pawn Place and ASAP Pawn brands for total consideration of approximately $34.4 million plus direct transaction costs. Approximately half the purchase consideration was funded with the issuance of EZCORP Class A Non-voting Common Stock and the remaining half was funded in cash. Results of the acquired stores are included in our results from the date of acquisition.
On December 31, 2008, we completed the previously announced merger with Value Financial Services, Inc. (“VFS”). In the merger, we acquired VFS’s 67 pawn stores, mostly in Florida, for a total estimated acquisition price of $77.4 million, plus the assumption of VFS’s debt of $30.4 million, for an aggregate cost of approximately $107.8 million. The total amount paid may increase upon the payment of contingent consideration depending on the price at which the sellers sell, within 125 days of the merger, the EZCORP shares they acquired as part of the merger consideration. The current quarter includes no earnings from this acquisition as it occurred on the last day of the quarter. Results of the acquired stores will be included in our results of operations beginning January 1, 2009.
For the current quarter, total revenues increased 15%, or $16.3 million to $128.6 million, compared to the prior year quarter. Same store total revenues increased 10%, with the remainder of the increase at new and acquired stores. The overall increase in total revenues was comprised of a $9.1 million increase in merchandise and jewelry scrapping sales, a $3.5 million increase in pawn service charges, a $2.5 million increase in signature loan fees, and a $1.2 million increase in other revenues.

In the current quarter, the U.S. Pawn Operations segment contributed $3.3 million greater store operating income compared to the prior year quarter, primarily from a $2.9 million increase in pawn service charges and a $1.8 million increase in sales gross profit, including the contribution from 11 Las Vegas pawn stores acquired in November 2008, partially offset by higher operating costs. Empeño Fácil improved its store operating income by $0.5 million, primarily due to the opening of 15 new stores and the continued maturation of existing stores. Our EZMONEY Operations segment contributed $0.8 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs at new and existing stores. After a $2.0 million increase in administrative expenses, a $0.2 million increase in depreciation and a $0.3 million gain on the disposal of assets compared to a small loss on disposal in the prior year quarter, operating income increased $2.9 million to $22.0 million. After a $0.5 million increase in income taxes and other smaller items, our consolidated net income improved to $14.8 million in the current quarter from $12.6 million in the prior year quarter.
Results of Operations
First Quarter Ended December 31, 2008 vs. First Quarter Ended December 31, 2007
The following discussion compares our results of operations for the current quarter ended December 31, 2008 to the prior year quarter ended December 31, 2007. It should be read with the accompanying consolidated financial statements and related notes.
Included in the current quarter’s results, from the date of acquisition, is the impact of the 11 Las Vegas pawn stores acquired November 13, 2008. The results of the 67 pawn stores acquired on December 31, 2008 will first be included in our results of operations in the quarter beginning January 1, 2009.

U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
Sales	$62,167		$54,200
Pawn service charges	24,884		21,990
Signature loan fees	686		809
Auto title loan fees	210		—
Other	1,433		361

Total revenues	89,380		77,360

Cost of goods sold	38,938		32,768
Signature loan bad debt	236		372
Auto title loan bad debt	6		—

Net revenues	50,200		42,220

Operations expense	26,678		24,019

Store operating income	$23,522		$20,201

Other data:
Gross margin on sales	37%		40%
Annualized inventory turnover (a)	3.4	x	3.2	x
Average pawn loan balance per pawn store at quarter end	$244		$205
Average inventory per pawn store at quarter end	$167		$138
Average yield on pawn loan portfolio (b)	140%		146%
Pawn loan redemption rate	78%		78%
Average signature loan balance per store offering signature loans at quarter end (c)	$11		$12
Average Auto title loan balance per store offering auto title loans at quarter end	$102		$—

(a)	Annualized inventory turnover is calculated as annualized cost of goods sold for the period divided by the average inventory balance during the period, excluding inventory acquired on December 31, 2008.

(b)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period, excluding pawn loans acquired on December 31, 2008.

(c)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The U.S. Pawn segment total revenues increased 16%, or $12.0 million in the current quarter to $89.4 million, compared to the prior year quarter. Same store total revenues increased 12%, with the remainder of the increase at acquired stores. The overall increase in total revenues was comprised of a $8.0 million increase in merchandise and jewelry scrapping sales, a $2.9 million increase in pawn service charges, and a $1.3 million increase in other revenues, offset by a $0.1 million decrease in signature loan revenues. The U.S. Pawn segment accounted for 70% of our consolidated total revenues.
Our current quarter U.S. pawn service charge revenue increased 13% from the prior year quarter to $24.9 million. This increase was due to a 10%, or $2.2 million increase in same store pawn service charges and a $0.7 million increase from acquired stores. The same store improvement was due primarily to a 13% higher average same store pawn loan balance, partially offset by a six percentage point lower average yield. In the last two years, we have periodically adjusted our loan values on gold jewelry in response to changes in gold market values and similar changes by our competitors. This contributed about $1.2 million to the increase in U.S. pawn service charges in the current quarter.

The table below summarizes our sales volume, gross profit, and gross margins in the U.S. Pawn Operations segment:

	Three Months Ended December 31,
	2008	2007
	(Dollars in millions)
Merchandise sales	$42.8	$39.4
Jewelry scrapping sales	19.4	14.8

Total sales	$62.2	$54.2

Gross profit on merchandise sales	$16.9	$15.8
Gross profit on jewelry scrapping sales	$6.3	$5.6

Gross margin on merchandise sales	39.4%	40.1%
Gross margin on jewelry scrapping sales	32.9%	38.1%
Overall gross margin	37.4%	39.5%
The current quarter’s merchandise sales gross profit increased $1.1 million from the prior year quarter to $16.9 million. This was due to a $2.3 million, or 6% same store sales increase and sales from the 11 pawn stores acquired in November 2008, partially offset by a decrease of 0.7 of a percentage point in gross margins to 39.4%.
The current quarter's gross profit on jewelry scrapping sales increased $0.7 million from the prior year quarter to $6.3 million. Scrapping revenues increased $4.5 million, or 31%, on 28% more volume and a 3% increase in proceeds realized per gram of jewelry scrapped. Included in scrapping revenues are sales of approximately $0.1 million of loose diamonds compared to approximately $0.3 million in the prior year quarter. Generally, we forward contract the price we will receive from the refiner 30 to 90 days in advance of the delivery of specified quantities. In the last twelve months, we have increased the amount we lend on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased approximately $3.8 million.
Merchandise and jewelry scrapping sales volume is heavily dependent on inventory available for sale, or beginning inventory on hand plus pawn loan forfeitures and inventory purchases. Same store inventory available for sale in the current quarter was 7.9% higher than in the prior year quarter, with same store ending inventory 8.1% higher. Including the 77 acquired U.S. pawn stores, our total U.S. pawn ending inventory increased 53%. We expect this higher inventory balance, combined with forfeitures from the 50% higher ending pawn loan balance to fuel an increase in sales in the quarter ending March 31, 2009 and the remainder of fiscal 2009 compared to the same periods of fiscal 2008.
The segment’s signature loan contribution, or fee revenue less bad debt, increased slightly compared to the prior year quarter to $0.5 million due to an improvement in bad debt to 34.4% of fees compared to 46.0% in the prior year quarter, partially offset by lower fee revenues on a lower average loan balance.
The U.S. pawn segment began offering auto title loans with its acquisition of 11 Las Vegas pawn stores in mid-November 2008. Since the acquisition date, the segments’ auto title loan contribution, or fees less bad debt, was $0.2 million, with bad debt at 2.9% of fees.
Operations expense improved to 53% ($26.7 million) of net revenues in the current quarter from 54% ($24.0 million) of net revenues in the prior year quarter as operating expenses grew at a slower pace than the segment’s net revenues. Many of our store level operating expenses are fixed, providing operating leverage with same store net revenue growth.
In the current quarter, the $5.8 million greater net revenue from U.S. pawn activities and the $0.2 million in auto title loan contribution, partially offset by the $2.7 million higher operations expense resulted in a $3.3 million overall increase in store operating income from the U.S. Pawn Operations segment compared to the prior year quarter. For the current quarter, the U.S. Pawn Operations segment made up 67% of consolidated store operating income compared to 66% in the prior year quarter. We anticipate this segment will comprise a greater portion of consolidated store operating income in future periods with the full effect of the recent acquisitions in the segment.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
Sales	$2,413		$1,307
Pawn service charges	1,497		918
Other	—		2

Total revenues	3,910		2,227
Cost of goods sold	1,487		773

Net revenues	2,423		1,454

Operations expense	1,284		844

Store operating income	$1,139		$610

Other data:
Gross margin on sales	38%		41%
Annualized inventory turnover (a)	2.2	x	3.1	x
Average pawn loan balance per pawn store at quarter end	$76		$116
Average inventory per pawn store at quarter end	$67		$53
Average yield on pawn loan portfolio (b)	158%		148%

(a)	Annualized inventory turnover is calculated as annualized cost of goods sold for the period divided by the average inventory balance during the period, excluding inventory acquired on December 31, 2008.

(b)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period, excluding pawn loans acquired on December 31, 2008.
The Empeño Fácil segment total revenues increased 76%, or $1.7 million in the current quarter to $3.9 million, compared to the prior year quarter. Same store total revenues increased 21%, with the remainder of the increase at acquired stores and new stores not open a full twelve month period. The overall increase in total revenues was comprised of a $1.1 million increase in merchandise and jewelry scrapping sales and a $0.6 million increase in pawn service charges. The Empeño Fácil segment accounts for 3% of our consolidated total revenues.
All components of the current quarter’s results grew substantially as the average store count was approximately double the average store count in the prior year quarter. The results of the 20 stores acquired on October 22, 2007 are included in the prior year quarter’s results from the acquisition date. The current quarter’s results reflect a full quarter’s contribution from those stores and the contribution from other stores opened since the end of the prior year quarter. The segment’s operating income increased 87% over the prior year quarter. On a constant currency basis, excluding the foreign currency exchange rate fluctuations between the two periods, Empeño Fácil’s operating income increased 125% over the prior year quarter.
Our current quarter Empeño Fácil pawn service charge revenue increased 63%, or $0.6 million from the prior year quarter to $1.5 million. This increase was due to a 16%, or $0.1 million increase in same store pawn service charges and a $0.5 million increase in pawn service charges at new stores. The same store improvement was due to a larger average loan balance and a 10 percentage point higher average yield.

The table below summarizes our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Merchandise sales	$1,963	$1,115
Jewelry scrapping sales	450	192

Total sales	$2,413	$1,307

Gross profit on merchandise sales	$760	$454
Gross profit on jewelry scrapping sales	$166	$80

Gross margin on merchandise sales	38.7%	40.7%
Gross margin on jewelry scrapping sales	36.9%	41.7%
Overall gross margin	38.4%	40.9%
The current quarter’s merchandise gross profit increased $0.3 million from the prior year quarter to $0.8 million. This was due to a $0.1 million, or 14% same store sales increase and sales from new stores, partially offset by a 2.0 percentage point decrease in gross margins to 38.7% and a devaluation of the Mexican peso compared to the U.S. dollar.
The current quarter’s gross profit on jewelry scrapping sales increased $0.1 million from the prior year quarter to $0.2 million. This was due to a $0.3 million increase in jewelry scrapping sales, partially offset by a 4.8 percentage point decrease in margins.
Operations expense improved to 53% ($1.3 million) of segment net revenues in the current quarter from 58% ($0.8 million) of net revenues in the prior year quarter as operating expenses grew at a slower pace than the segment’s net revenues.
In the current quarter, the $1.0 million greater net revenue, partially offset by the $0.5 million higher operations expense resulted in a $0.5 million overall increase in store operating income from the Empeño Fácil segment compared to the prior year quarter. For the current quarter, the Empeño Fácil segment made up three percent of consolidated store operating income, compared to two percent in the prior year quarter.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Signature loan fees	$35,314	$32,719
Auto title loan fees	11	—

Total revenues	35,325	32,719

Signature loan bad debt	9,248	9,298
Auto title loan bad debt	1	—

Total bad debt	9,249	9,298

Net revenues	26,076	23,421

Operations expense	15,532	13,673

Store operating income	$10,544	$9,748

Other data:
Signature loan bad debt as a percent of signature loan fees	26.2%	28.4%
Auto title loan bad debt as a percent of auto title loan fees	9.1%	—
Average signature loan balance per store offering signature loans at quarter end (a)	$69	$74
Average auto title loan balance per store offering title loans at quarter end	$2	$—

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The EZMONEY Operations segment total revenues increased 8%, or $2.6 million in the current quarter to $35.3 million, compared to the prior year quarter. Same store total revenues increased 3%, with the remainder of the increase from new stores not open a full twelve month period. The EZMONEY Operations segment accounts for 27% of our consolidated total revenues.
The segment’s net revenue, or fees less bad debt, increased $2.7 million, or 11% compared to the prior year quarter. The primary drivers of the increase were a $2.6 million increase in revenues, primarily from new stores, and a decrease in bad debt in both dollar and percentage terms to 26.2% of fees from 28.4% of fees in the prior year quarter. The fees also reflect the closure of our 11 Florida EZMONEY stores after the end of the prior year quarter. Continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department drove the improvement in bad debt.
Operations expense increased $1.9 million in the current quarter to $15.5 million, an increase to 60% of segment net revenues compared to 58% in the prior year quarter. The increase was mostly from additional labor, rent, and other costs at new and existing stores. In the current quarter, operations expense was $32,977 per average store, compared to $31,650 in the prior year quarter.
In the current quarter, the $2.7 million increase in net revenues and $1.9 million greater operations expense resulted in a $0.8 million net increase in store operating income from the EZMONEY Operations segment. In the current quarter EZMONEY Operations made up 30% of consolidated store operating income compared to 32% in the prior year quarter. We anticipate the EZMONEY Operations segment will comprise a smaller percentage of total store operating income in future periods as we experience the full earnings impact of the 78 pawn stores acquired in the current quarter.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current quarter were $10.4 million compared to $8.4 million in the prior year quarter. The increase was due primarily to a $1.9 million increase in administrative labor and benefits. In the current quarter, EZCORP realized a $1.1 million cash tax savings upon the exercise of stock options granted in 1998 to our Chief Financial Officer and Chairman of the Board. Terms of the grants require us to pay a cash bonus to the executives equal to the cash tax savings realized by EZCORP. The current quarter’s administrative expense reflects the accrual of this $1.1 million cash bonus to the two executives. Although the tax savings and the cash bonus are cash neutral to EZCORP, they had a net negative effect on our earnings in the current quarter as the cash tax savings were recorded primarily as an addition to stockholder’s equity in accordance with stock option accounting rules, while the cash bonus was recorded as administrative labor expense. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $3.1 million in the current quarter, compared to $2.8 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new EZMONEY and Empeño Fácil stores and acquired pawn stores, exceeded the reduction from assets that became fully depreciated or were retired in the period. We expect depreciation and amortization to increase in future periods as a result of the acquisitions completed in the current quarter.
In the current quarter, we recognized a $0.3 million net gain on the disposal of assets as insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced. In the prior year quarter, we incurred a $0.2 million loss on the routine disposal of assets.
We earned $0.1 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 2.4%. In the comparable prior year quarter, we earned $0.1 million of interest income on our invested cash, yielding 3.6%.
We had no debt in the current quarter until we borrowed $40 million on the last day of the quarter to complete an acquisition. With no debt for the majority of the quarter, our $0.2 million interest expense represents primarily the amortization of deferred financing costs, the commitment fee on our unused available credit, and an incremental ticking fee on our new $120 million credit agreement that became effective upon the closing of the Value Financial Services acquisition on December 31, 2008. Interest expense will increase in future periods as these new borrowings remain outstanding on a term loan. With only short-term borrowings in the prior year quarter that were repaid by quarter-end, interest expense of $0.1 million in the prior year quarter represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit.
Our equity in the net income of Albemarle & Bond plc decreased $0.1 million in the current quarter to $0.9 million. On a constant currency basis, excluding the foreign currency exchange rate fluctuations between the two periods, our percentage of Albemarle & Bond’s estimated net income increased 5% over the prior year quarter. We estimated A&B’s results for the quarter as A&B reports results only twice annually.
The current quarter income tax expense was $8.1 million (35.2% of pretax income) compared to $7.6 million (37.7% of pretax income) for the prior year quarter. The decrease in effective tax rate between these periods is due primarily to a larger expected foreign tax credit related to Albemarle & Bond in the current quarter than that expected in the prior year quarter and a lower Texas margins tax than that expected in the prior year quarter. In the current quarter, we also reduced our estimate of the annual effective tax rate to remove a previously recorded $0.4 million liability for potential interest on an uncertain tax position. In the current quarter, we filed an automatic tax accounting method change with the IRS, absolving us of the exposure to this interest.
Consolidated operating income for the current quarter improved $2.9 million over the prior year quarter to $22.0 million. Contributing to this were the $3.3 million, $0.5 million and $0.8 million increases in store operating income in our U.S. Pawn, Empeño Fácil and EZMONEY segments, partially offset by the $2.0 million increase in administrative expenses and other smaller items. After a $0.5 million increase in income taxes and other smaller items, net income improved to $14.8 million in the current quarter from $12.6 million in the prior year quarter.

Liquidity and Capital Resources
In the current quarter, our $21.9 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $21.7 million and (b) $0.2 million of normal, recurring changes in operating assets and liabilities. In the prior year quarter, our $17.0 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $17.2 million, net of (b) $0.2 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two periods were an increase in collected pawn service charges and signature loan fees and an increase in merchandise sales.
The $22.5 million of cash used in investing activities during the current quarter was funded mostly by cash flow from operations and cash on hand. Our most significant investments were the $17.1 million of cash used in the acquisition of 11 Las Vegas pawn stores, $4.2 million of additions to property and equipment primarily for new store construction and $3.8 million of payday loans net of repayments, partially offset by $2.5 million of pawn loan repayments and principal recovery through the sale of forfeited collateral over pawn loans made. Partially offsetting the net investments was $6.2 million of cash and tax benefits received from the exercise of stock options and warrants. With the VFS acquisition on December 31, 2008, we assumed $30.4 million of VFS’s debt. To complete the acquisition, we borrowed $40.0 million on our new credit agreement and immediately retired $30.1 million of VFS’s debt, as reflected on our consolidated statement of cash flows. Upon the closing of our new credit facility, we also paid $1.1 million of debt issuance costs. The majority of acquisition-related cash payments to VFS shareholders did not occur until January 2009.
The net effect of these and other smaller cash flows was a $14.2 million increase in cash on hand, providing a $41.6 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations	$40.3	$10.3	$20.0	$10.0	$—
Interest on long-term debt obligations	6.8	1.7	3.4	1.7	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	131.4	31.1	50.5	29.0	20.8
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$178.5	$43.1	$73.9	$40.7	$20.8

In January 2009, we used approximately $12.6 million of our December 31, 2008 cash balance to pay former VFS shareholders who elected to receive cash in lieu of EZCORP stock as merger consideration. At December 31, 2008, this amount was included in the balance of accounts payable and other accrued expenses on our consolidated balance sheet. According to the terms of the merger, we are also required to pay contingent consideration to former VFS shareholders who sell their EZCORP stock at certain prices in the 125 days following the merger, as described in our registration statement on Form S-4 (File number 333-153703), as amended and filed with the SEC on December 2, 2008. Based on the number of shareholders who elected to receive EZCORP stock, the maximum contingent consideration possible is $16.3 million.
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At December 31, 2008, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $26.9 million. This amount includes principal, interest, and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes, and insurance at most of our locations. In the most recent fiscal year ended September 30, 2008, these collectively amounted to $10.6 million. This amount will increase in fiscal 2009 with the addition of the 78 pawn stores acquired in the current quarter and the other planned store openings in the remainder of the fiscal year.

In the fiscal year ending September 30, 2009, we plan to open approximately 30 to 35 new signature loan stores in the U.S. and 30 to 35 Empeño Fácil pawn stores in Mexico. This includes the six signature loan stores and two Empeño Fácil pawn stores opened in the current quarter. In the remaining nine months of fiscal 2009, we expect an additional $6.5 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe these new stores will create a drag on earnings and cash flow in their first six to nine months of operations before turning profitable.
On December 31, 2008, we entered into our Fifth Amended and Restated Credit Agreement with a syndication of five banks. The new credit agreement provides for, among other things, (i) an $80 million revolving credit facility, maturing December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. The term loan requires quarterly principal payments of $2.5 million plus accrued interest. At December 31, 2008, we borrowed the full $40 million under the term loan, but the $80 million revolving credit facility remained unused. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2008 and expect to remain in compliance based on our current and anticipated performance. The payment of dividends is prohibited and additional debt is restricted under our new credit agreement.
Upon closing of the merger, we assumed VFS’s outstanding debt of $30.4 million. Immediately after the merger, on December 31, 2008, we repaid and terminated VFS’s outstanding bank debt of $30.1 million plus accrued interest. The remaining $0.3 million of VFS’s debt we assumed in the merger was comprised of outstanding debentures that we repaid and retired in early January 2009 with no prepayment penalty. Those debentures are reflected in the long-term debt obligations in the table above as they remained outstanding at December 31, 2008.
We anticipate that cash flow from operations, cash on hand, and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
Off-Balance Sheet Arrangements
We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fees. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lender’s results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB Financial Interpretation No. 46 regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At December 31, 2008, the allowance for Expected LOC Losses was $2.0 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $26.9 million. This amount includes principal, interest and insufficient funds fees.
We have no other off-balance sheet arrangements.
Seasonality
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the impact of tax refunds in the United States. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory. Jewelry scrapping sales generally are greatest during our fourth fiscal quarter (July through September). This results from relatively low jewelry merchandise sales in that quarter and the higher loan balance, leading to a higher dollar amount of loan forfeitures in the summer lending season providing more inventory available for sale.
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
Use of Estimates and Assumptions
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements. We prepared those statements according to accounting principles generally accepted in the United States for interim financial information. We must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, allowance for losses on signature loans and auto title loans, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to interest rates, gold values and changes in foreign currency exchange rates. We also are exposed to regulatory risk in relation to our credit services, payday loans, auto title loans and pawn operations. We do not use derivative financial instruments.
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining nine months of the fiscal year ending September 30, 2009, our interest expense during those nine months would increase by approximately $141,000. This amount is determined by considering the impact of the hypothetical interest rates on our variable-rate term debt at December 31, 2008, including mandatory quarterly principal repayments of $2.5 million.
Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and our ability to sell excess jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, you should read “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2008.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in A&B. A&B’s functional currency is the U.K. pound. The impact on our results of operations and financial position of a hypothetical change in the exchange rate between the U.S. dollar and the U.K. pound cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. The translation adjustment representing the weakening in the U.K. pound during the quarter ended September 30, 2008 (included in our December 31, 2008 results on a three-month lag as described above) was a $1.5 million decrease, net of tax effect, to stockholders’ equity. On December 31, 2008, the U.K. pound weakened to £1.00 to $1.4479 U.S. from $1.8175 U.S. at September 30, 2008.
Similar to the discussion above regarding the U.K. pound, fluctuations in the exchange rate for the Mexican peso also affect our earnings and financial position due to our pawn operations in Mexico. The translation adjustment representing the weakening of the Mexican peso during the current quarter was a $4.3 million decrease, net of tax effect, to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. At January 29, 2009, the Mexican peso weakened 3% to 14.2031 pesos to the U.S. dollar, compared to 13.7804 pesos to the U.S. dollar at December 31, 2008. If the peso remains at this weaker level, it would decrease the value of the assets and earnings translated to U.S. dollars in the remainder of fiscal 2009 compared to fiscal 2008, but would also decrease the cost of U.S. dollar capital infusions in our Mexican operations as we build new stores or complete other major purchases or acquisitions in Mexico.

We cannot assure the future valuation of the U.K. pound or Mexican peso or how further movements in them could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, the effect of acquisitions and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” “will,” and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and you should not regard them as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect our operations, performance, development and results. You are cautioned not to overly rely on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, the effect of acquisitions or to reflect unanticipated events.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that all control issues or instances of fraud, if any, have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as described above, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of December 31, 2008.
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
We have made certain internal control changes in our pawn operations in Mexico as a result of acquiring 20 pawn stores in Mexico on October 22, 2007. We made these control changes to subject our Mexican operations to the same or similar controls as currently utilized in the remainder of our operations and accounting, including ensuring their compliance with U.S. GAAP. This transition was completed within one year of the October 22, 2007 acquisition date. Our Mexican operations comprised approximately three percent of our total revenues in the current quarter, and approximately four percent of our total assets at December 31, 2008.

PART II
Item 1. Legal Proceedings
See Note F, “Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements included in this filing and incorporated herein by reference.
Item 1A. Risk Factors
Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008.
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

EZCORP, INC. (Registrant)
Date: February 9, 2009	By: /s/ DAN N. TONISSEN
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