Form 10-Q
period 2009-03-31
EZCORP INC
filed 2009-05-07
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009	Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2540145 (I.R.S. Employer Identification No.)
1901 Capital Parkway
Austin, Texas 78746
(Address of principal executive offices)
Registrant’s telephone number: (512) 314-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of March 31, 2009, 45,626,645 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	March 31,	September 30,
	2009	2008	2008
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$55,244	$35,551	$27,444
Pawn loans	79,359	56,701	75,936
Payday loans, net	6,420	5,290	7,124
Auto title loans, net	874	—	1
Pawn service charges receivable, net	14,551	8,983	12,755
Signature loan fees receivable, net	4,417	4,781	5,406
Auto title loan fees receivable, net	72	—	—
Inventory, net	56,025	35,999	43,209
Deferred tax asset, net	15,826	9,006	10,926
Federal income tax receivable	495	—	—
Prepaid expenses and other assets	13,574	7,281	9,115

Total current assets	246,857	163,592	191,916

Investment in unconsolidated affiliate	34,725	36,904	38,439
Property and equipment, net	48,206	38,413	40,079
Deferred tax asset, non-current	8,452	5,346	8,139
Goodwill	99,008	24,422	24,376
Other assets, net	17,533	5,350	5,771

Total assets	$454,781	$274,027	$308,720

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$—	$—
Accounts payable and other accrued expenses	30,457	22,202	29,425
Customer layaway deposits	4,345	2,456	2,327
Federal income taxes payable	—	2,363	246

Total current liabilities	44,802	27,021	31,998

Long-term debt, less current maturities	30,000	—	—
Deferred gains and other long-term liabilities	3,462	3,003	3,672
Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; 45,636,645 issued and 45,626,645 outstanding at March 31, 2009; 38,454,875 issued and 38,427,776 outstanding at March 31, 2008; 38,564,331 issued and 38,554,331 outstanding at September 30, 2008	456	384	386
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	216,404	133,430	135,895
Retained earnings	167,318	107,312	134,170
Treasury stock, at cost; 10,000 shares at March 31, 2009 and September 30, 2008; 30,000 shares at March 31, 2008	(12)	(35)	(12)
Accumulated other comprehensive income (loss)	(7,679)	2,882	2,581

Total stockholders’ equity	376,517	244,003	273,050

Total liabilities and stockholders’ equity	$454,781	$274,027	$308,720

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues:
Sales	$89,013	$61,330	$153,593	$116,837
Pawn service charges	33,516	21,785	59,897	44,693
Signature loan fees	31,594	30,166	67,594	63,694
Auto title loan fees	415	—	636	—
Other	1,728	344	3,161	707

Total revenues	156,266	113,625	284,881	225,931

Cost of goods sold	56,426	36,731	96,851	70,272
Signature loan bad debt	5,072	6,632	14,556	16,302
Auto title loan bad debt	42	—	49	—

Net revenues	94,726	70,262	173,425	139,357

Operating expenses:
Operations	54,628	38,899	98,122	77,435
Administrative	9,794	8,451	20,205	16,891
Depreciation and amortization	3,151	3,119	6,217	5,946
(Gain) loss on sale / disposal of assets	(537)	81	(821)	243

Total operating expenses	67,036	50,550	123,723	100,515

Operating income	27,690	19,712	49,702	38,842

Interest income	(72)	(137)	(198)	(194)
Interest expense	471	75	636	156
Equity in net income of unconsolidated affiliate	(1,371)	(1,118)	(2,312)	(2,165)
Other	2	—	27	—

Income before income taxes	28,660	20,892	51,549	41,045
Income tax expense	10,340	7,876	18,401	15,474

Net income	$18,320	$13,016	$33,148	$25,571

Net income per common share:
Basic	$0.38	$0.31	$0.72	$0.62

Diluted	$0.37	$0.30	$0.71	$0.59

Weighted average shares outstanding:
Basic	48,560	41,382	46,084	41,360
Diluted	49,272	43,228	46,939	43,241
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2009	2008
	(In thousands)
Operating Activities:
Net income	$33,148	$25,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,217	5,946
Payday loan and auto title loan loss provisions	3,980	3,612
Deferred taxes	946	(583)
Net (gain)/ loss on sale or disposal of assets	(821)	243
Share-based compensation	1,782	1,924
Income from investment in unconsolidated affiliate	(2,312)	(2,165)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	3,851	2,568
Inventory, net	733	618
Prepaid expenses, other current assets, and other assets, net	(1,319)	(1,214)
Accounts payable and accrued expenses	(6,319)	(3,392)
Customer layaway deposits	1,035	403
Deferred gains and other long-term liabilities	(131)	84
Excess tax benefit from stock-based compensation	(1,709)	(261)
Federal income taxes	995	(2,277)

Net cash provided by operating activities	40,076	31,077

Investing Activities:
Loans made	(194,458)	(153,945)
Loans repaid	138,730	102,279
Recovery of pawn loan principal through sale of forfeited collateral	76,316	57,160
Additions to property and equipment	(9,226)	(9,625)
Acquisitions, net of cash acquired	(39,217)	(15,439)
Dividends from unconsolidated affiliate	1,052	1,103

Net cash used in investing activities	(26,803)	(18,467)

Financing Activities:
Proceeds from exercise of stock options and warrants	4,749	147
Stock issuance costs related to acquisitions	(443)	—
Excess tax benefit from stock-based compensation	1,709	261
Debt issuance costs	(1,103)	—
Proceeds from bank borrowings	40,000	—
Payments on bank borrowings	(30,385)	—

Net cash provided by financing activities	14,527	408

Change in cash and equivalents	27,800	13,018
Cash and equivalents at beginning of period	27,444	22,533

Cash and equivalents at end of period	$55,244	$35,551

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$71,484	$54,880
Foreign currency translation adjustment	$10,260	$(280)
Cumulative effect of adopting a new accounting principle	$—	$106
Acquisition-related stock issuance	$72,783	$—
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
Note A: Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note C). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2008. The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period balances have been reclassified to conform to the current presentation.
Our business is subject to seasonal variations, and operating results for the three and six-month periods ended March 31, 2009 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
Note B: Significant Accounting Policies
CONSOLIDATION: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our interest in Albemarle & Bond Holdings, plc using the equity method.
PAWN LOAN AND SALES REVENUE RECOGNITION: We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two to three months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market (net realizable value) of the property. We record sales revenue and the related cost when this inventory is sold. Sales tax collected upon the sale of inventory is excluded from the amount recognized as sales and instead is recorded as a liability in “Accounts payable and other accrued liabilities” on our balance sheets until remitted to the appropriate governmental authorities.
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
CREDIT SERVICE BAD DEBT: We issue letters of credit to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed the lenders by the borrowers plus any insufficient funds fee. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
The majority of our credit service customers obtain short-term loans with a single maturity date. These short-term loans, with maturity dates averaging about 19 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain installment loans with a series of payments due over as much as a five-month period. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted.

CREDIT SERVICE ALLOWANCE FOR LOSSES: We also provide an allowance for losses we expect to incur under letters of credit for loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt expense. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At March 31, 2009, the allowance for Expected LOC Losses was $1.3 million and our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $19.2 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At March 31, 2009, the inventory valuation allowance was $5.8 million, or 9.4% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
INTANGIBLE ASSETS: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1st, or more frequently if events or changes in circumstances indicate that they might be impaired. We recognized no impairment of our intangible assets in the current or prior year periods. We amortize intangible assets with definite lives over their estimated useful lives, using the straight-line method.
PROPERTY AND EQUIPMENT: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 8 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $112.4 million at March 31, 2009.
VALUATION OF TANGIBLE LONG-LIVED ASSETS: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; or significant negative industry trends. When we determine that the net recorded amount of tangible long-

lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. No impairment of tangible long-lived assets was recognized in the current or prior year periods.
FOREIGN CURRENCY TRANSLATION: Our equity investment in Albemarle & Bond is translated from the U.K. pound into U.S. dollars at the exchange rate as of Albemarle & Bond’s balance sheet date. The related interest in Albemarle & Bond’s net income is translated at the average exchange rate for each six-month period reported by Albemarle & Bond. The functional currency of our wholly-owned Empeño Fácil pawn segment is the Mexican peso. Empeño Fácil’s balance sheet accounts are translated into U.S. dollars at the prevailing exchange rate at the end of each quarter, and its earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from Albemarle & Bond and Empeño Fácil as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.
INCOME TAXES: We calculate the provision for federal income taxes based on our estimate of the effective tax rate for the full fiscal year. As part of the process of preparing the consolidated financial statements, we estimate income taxes in each jurisdiction in which we operate. This involves estimating the actual current tax liability and assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities that we include in our balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income. If we determined we would not be able to realize all or part of our net deferred tax assets in the future, an increase to the valuation allowance would be charged to the income tax provision in that period. Likewise, if we determined we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a decrease to the valuation allowance would decrease the tax provision in that period. We assess the need for a deferred tax asset valuation allowance quarterly. Our valuation allowance was $0.2 million at March 31, 2009 and September 30, 2008, compared to $0.4 million at March 31, 2008. As a result of a taxable gain on the sale of property and the resulting utilization of a capital loss carry-forward that was previously reserved, we reduced the valuation allowance in the fourth quarter of fiscal 2008. We account for uncertainty in income taxes in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).
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
Note C: Acquisitions
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc., for $15.5 million cash and direct transaction costs. The initial valuation of $15.3 million increased to $15.5 million in the year ended September 30, 2008 due to additional professional fees related to the acquisition. The increase was recorded as an increase to goodwill. In the quarter ended March 31, 2008, we also increased the recorded balance of the non-compete agreement by $0.4 million upon finalizing our estimate of its fair value, and decreased goodwill by an offsetting amount.
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

The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material to our consolidated financial position or results of operations. The goodwill noted above was recorded in the Empeño Fácil Mexico pawn segment and is expected to be fully deductible for tax purposes over the fifteen years following the acquisition. The total net assets acquired, as presented above, differ from the acquisition related cash flows presented on our prior year statement of cash flows due to acquisition-related cash flows that occurred after the end of the prior year quarter but before the purchase price allocation was finalized one year after the acquisition.

On November 13, 2008, we acquired the operating assets of 11 pawnshops in the Las Vegas, Nevada area that operated under the Pawn Plus, Pawn Place and ASAP Pawn brands for approximately $34.4 million. The purchase price was paid by issuing approximately 1.1 million shares of our Class A Non-voting Common Stock valued at $17.3 million, paying $17.0 million to the seller and incurring $0.1 million in transaction costs. We estimated the fair value of the stock issued in the asset purchase at $15.45 per share, based on the market price of our stock surrounding the closing date of the acquisition.
In the quarter ended March 31, 2009, the total purchase price increased approximately $23,000 due to additional transaction related costs that were not known at the point of acquisition. Additionally, the preliminary purchase price allocation was adjusted based on updated analyses by our external valuation specialists and based on facts learned after the acquisition.
The estimated fair values of the assets acquired and liabilities assumed are preliminary. We are gathering information to finalize the valuation of assets and liabilities and have engaged external valuation specialists to value acquired intangible assets. Any subsequent adjustments to separately identified tangible or intangible assets will be recorded with an offsetting adjustment to goodwill. We will complete the valuation within a year of the acquisition. Other assets recorded include the estimated $6.2 million value of pawn licenses acquired. As these are considered indefinite lived intangible assets, they will not be amortized but will be tested at least annually for potential impairment.
The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits we expect to realize from the acquisition. These benefits include a greater presence in a prime pawn market, a meaningful entry into the auto title loan business, increased scale and the ability to implement certain processes and practices at the acquired company in our existing and planned other operations. The goodwill arising from this acquisition was recorded in the U.S. Pawn segment and is expected to be fully deductible for tax purposes over the fifteen years following the acquisition.
The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material to our consolidated financial position or results of operations.
The purchase price is preliminarily allocated as follows, including the adjustments discussed above (in thousands):

Current assets:
Pawn loans	$5,442
Payday loans, net	55
Auto title loans, net	1,037
Pawn service charges receivable, net	1,231
Signature loan fees receivable, net	7
Auto title loan fees receivable, net	95
Inventory, net	2,860
Deferred tax asset, net	354
Prepaid expenses and other assets	75

Total current assets	11,156

Property and equipment, net	392
Goodwill	16,799
Other assets, net	6,231

Total assets	$34,578

Liabilities:
Accounts payable and other accrued expenses	$(33)
Customer layaway deposits	(135)

Total liabilities	(168)

Net assets acquired	$34,410

On December 31, 2008, we acquired through a merger all of the capital stock of Value Financial Services, Inc. (“VFS”) for a total estimated acquisition price of $77.6 million plus the assumption of VFS’s debt of $30.4 million, aggregating to approximately $108.0 million. VFS operated 67 pawn stores, located mostly in Florida. See our registration statement on Form S-4 (File number 333-153703), as amended and filed with the SEC on December 2, 2008, for a detailed description of the procedure for calculation and payment of the merger consideration to VFS shareholders.
The total purchase price was comprised of the issuance of approximately 4.1 million shares of EZCORP’s Class A Non-voting Common Stock originally valued at $64.6 million, $13.6 million of cash paid to VFS shareholders, and transaction costs of $0.8 million, less $1.4 million of cash acquired. We estimated the fair value of the stock issued in the acquisition at $15.92 per share, based on the average daily closing market price of our stock from two days before to two days after the announcement of the merger agreement.
In the quarter ended March 31, 2009, the total purchase price increased approximately $162,000 due to additional transaction related costs identified after the point of acquisition. Additionally, the preliminary purchase price allocation was adjusted based on updated analyses by our external valuation specialists and facts learned after the acquisition.
The estimated fair values of the assets acquired and liabilities assumed are preliminary. We are gathering information to finalize the valuation of assets and liabilities and have engaged external valuation specialists to value acquired intangible assets. Any subsequent adjustments to separately identified tangible or intangible assets will be recorded with an offsetting adjustment to goodwill. We will complete the valuation within a year of the acquisition. Other assets recorded include the estimated $4.9 million fair value of the acquired trademark and trade names and $0.6 million of favorable lease assets. As we expect to use the trademark and trade names indefinitely, they will not be amortized but will be tested at least annually for potential impairment. The favorable lease assets will be amortized over the related lease terms used for straight-line rent purposes.
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

The purchase price is preliminarily allocated as follows, including the adjustments discussed above (in thousands):

Current assets:
Pawn loans	$17,886
Pawn service charges receivable, net	3,491
Inventory, net	16,265
Deferred tax asset, net	4,557
Federal income taxes receivable	27
Prepaid expenses and other assets	1,425

Total current assets	43,651

Property and equipment, net	5,700
Deferred tax asset, non-current	1,260
Goodwill	59,850
Other assets, net	5,829

Total assets	$116,290

Current Liabilities:
Current maturities of long-term debt	$(4,000)
Accounts payable and other accrued expenses	(7,444)
Customer layaway deposits	(872)

Total Current liabilities	(12,316)

Long-term debt	$(26,385)

Total Liabilities	$(38,701)

Net assets acquired	$77,589

The total purchase price presented above excludes any contingent consideration paid or payable under the terms of the acquisition, which depends on the price at which VFS shareholders sell their EZCORP shares, should they choose to sell, by May 5, 2009. Between the closing of the acquisition and March 31, 2009, we paid $9.3 million of contingent consideration to VFS shareholders related to the sale of approximately 3.2 million EZCORP shares. At March 31, 2009, approximately 0.9 million shares remained eligible for contingent payments if the EZCORP shares are sold by May 5, 2009. In accordance with accounting rules for contingent payments based on the acquirer’s stock price, any contingent consideration paid must be recorded as a reduction of the additional paid-in capital recorded with the stock issuance and does not change the total recorded purchase price. See our registration statement on Form S-4 (File number 333-153703), as amended and filed with the SEC on December 2, 2008, for a detailed description of the procedure for calculation and payment of the contingent payments to VFS shareholders.
Separate audited historical financial statements of VFS for the year ended December 31, 2007 and unaudited interim financial statements for the nine months ended September 30, 2008 are presented in our registration statement on Form S-4 (File number 333-153703) filed with the SEC on December 2, 2008.
The results of the acquired stores have been consolidated with our results since their acquisition. The following table summarizes unaudited pro forma combined financial information assuming the acquisition had occurred on the first day of fiscal 2008. Although VFS’s historical fiscal year ends on a different date than that of EZCORP, all VFS data presented in the Pro Forma Combined Statements of Operations are actual amounts for the periods indicated. We have not finalized our purchase price allocation, and accordingly, this pro forma information does not include all potential adjustments to that allocation or costs related to the acquisition.
We expect to realize operating synergies and administrative savings. These will come primarily from using the best practices from EZCORP and VFS in each business, economies of scale, reduced administrative support staff and the closure of VFS’s corporate offices. The pro forma condensed combined statements of operations do not include any potential operating efficiencies or cost savings from expected synergies. The unaudited pro forma condensed combined statements of operations are not necessarily an indication of the results that would have been achieved had the acquisition been completed as of the date indicated or that may be achieved in the future. As VFS was acquired

December 31, 2008, the information presented below for the three months ended March 31, 2009 includes the results from VFS, requiring no pro forma adjustments for that period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited and Pro Forma)
	(In thousands, except per share amounts)
Revenues:
Sales	$89,013	$83,158	$181,508	$163,234
Pawn service charges	33,516	29,394	68,747	59,646
Signature loan fees	31,594	30,166	67,594	63,694
Auto title loan fees	415	—	636	—
Other	1,728	693	3,633	1,522

Total revenues	156,266	143,411	322,118	288,096

Cost of goods sold	56,426	49,692	114,002	98,472
Signature loan bad debt	5,072	6,632	14,556	16,302
Auto title loan bad debt	42	—	49	—

Net revenues	94,726	87,087	193,511	173,322

Operating expenses:
Operations	54,628	48,945	108,997	96,771
Administrative	9,794	11,412	25,562	23,904
Depreciation and amortization	3,151	3,614	6,490	6,924
(Gain) loss on sale/disposal of assets	(537)	82	(792)	295

Total operating expenses	67,036	64,053	140,257	127,894

Operating income	27,690	23,034	53,254	45,428

Interest expense, net	399	411	911	908
Equity in net income of unconsolidated affiliate	(1,371)	(1,118)	(2,312)	(2,165)
Other	2	—	27	—

Income before income taxes	28,660	23,741	54,628	46,685
Income tax expense	10,340	9,017	19,587	17,532

Net income	$18,320	$14,724	$35,041	$29,153

Net income per common share:
Basic	$0.38	$0.32	$0.73	$0.64

Diluted	$0.37	$0.31	$0.72	$0.62

Weighted average shares outstanding:
Basic	48,560	45,440	48,113	45,418
Diluted	49,272	47,286	48,968	47,299
The table above includes an actual (for the period ended March 31, 2009) or pro forma loss of interest income from cash paid to former VFS shareholders through March 31, 2009 for contingent consideration. It does not include a pro forma loss of interest income for any contingent payments that will be required on the sale of the 0.9 million EZCORP shares remaining eligible for contingent consideration at March 31, 2009, as we do not yet know the amount of contingent consideration we will pay related to those shares.
The following items occurred in the quarter ended December 31, 2007 and, as a result, are included in pro forma results for the six-month period ended March 31, 2008 but are excluded from the quarter then ended. Included in pro forma administrative expense in the six months ended March 31, 2008 is a non-recurring $1.2 million charge for the write-off of costs related to VFS’s previously planned initial public offering, which it abandoned to pursue the acquisition by EZCORP. Included in the pro forma administrative expense in the six months ended March 31, 2008 is a non-recurring charge of $0.8 million for the write-off of VFS’s in-process development of a point of sale system that was abandoned and has been replaced by EZCORP’s point of sale system.

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
Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (A)	$18,320	$13,016	$33,148	$25,571

Weighted average outstanding shares of common stock (B)	48,560	41,382	46,084	41,360
Dilutive effect of stock options, warrants, and restricted stock	712	1,846	855	1,881

Weighted average common stock and common stock equivalents (C)	49,272	43,228	46,939	43,241

Basic earnings per share (A/B)	$0.38	$0.31	$0.72	$0.62

Diluted earnings per share (A/C)	$0.37	$0.30	$0.71	$0.59

Anti-dilutive options, warrants and restricted stock grants have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by SFAS No. 123(R), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.
As described in Note C, we issued approximately 1.1 million shares of our Class A Non-voting Common Stock on November 13, 2008 and approximately 4.1 million shares on December 31, 2008 in conjunction with the completion of two acquisitions on those dates. The additional shares have been included in our calculations of weighted average shares outstanding since the dates of the acquisitions. The year-to-date dilutive effect of the additional shares will increase in the remainder of fiscal 2009 as they are outstanding for a larger portion of the year.
Note E: Investment in Unconsolidated Affiliate
At March 31, 2009, we owned 16,298,875 common shares of Albemarle & Bond Holdings, plc, or approximately 29.61% of Albemarle & Bond’s total outstanding shares. The investment is accounted for using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our year-to-date period ended March 31, 2009 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2008 to December 31, 2008.
Below is summarized financial information for Albemarle & Bond’s most recently reported results (using average exchange rates for the periods indicated):

	Six Months Ended December 31,
	2008	2007
	(in thousands)
Turnover (gross revenues)	$45,977	$50,660
Gross profit	34,859	36,574
Profit after tax (net income)	7,718	7,230

Note F: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note G: Comprehensive Income
Certain revenues, expenses, gains and losses are excluded from net income and instead are included as a component of total stockholders’ equity. Comprehensive income includes these items plus all items recognized in net income. Comprehensive income for the quarter and year-to-date periods ended March 31, 2009 was $13.9 million and $22.9 million. For the comparable 2008 periods, comprehensive income was $12.9 million and $25.9 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At March 31, 2009, the accumulated balance of foreign currency activity excluded from net income was $(11.8) million, net of tax of $4.1 million. The net $(7.7) million is presented as “Accumulated other comprehensive income (loss)” in the balance sheet at March 31, 2009.
Note H: Long-term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, maturing December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. The term loan requires quarterly principal payments of $2.5 million plus accrued interest, the first of which was made April 3, 2009. At March 31, 2009, the full $40 million was outstanding under the term loan, but the $80 million revolving credit facility remained unused.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. From December 31, 2008 through the date we report to the lenders our interim results for the period ending June 30, 2009, we may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 250 basis points or the base rate plus 50 basis points, regardless of the leverage ratio during that period. After this initial period, interest accrues at the Eurodollar rate plus 175 to 250 basis points or the base rate plus 0 to 50 basis points, depending upon the leverage ratio computed at the end of each calendar quarter. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2009 and expect to remain in compliance based on our current and anticipated performance. The payment of dividends is prohibited and additional debt is restricted.
Upon acquiring VFS, we assumed VFS’s outstanding debt of $30.4 million. Immediately after the acquisition, on December 31, 2008, we repaid and terminated VFS’s outstanding bank debt of $30.1 million plus accrued interest. The remaining $0.3 million of VFS’s debt we assumed in the acquisition was comprised of outstanding debentures that we repaid and retired in early January 2009 with no prepayment penalty.
Deferred financing costs of $1.0 million related to our credit agreement are included in Other assets, net in our March 31, 2009 balance sheet. These costs are being amortized to interest expense over their three-year estimated useful life.

Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	March 31, 2009	March 31, 2008	September 30, 2008
	(In thousands)
Pawn licenses	$7,749	$1,549	$1,549
Trade Name	4,870	—	—
Goodwill	99,008	24,422	24,376

Total	$111,627	$25,971	$25,925

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	March 31, 2009		March 31, 2008		September 30, 2008
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(329)	$345	$(304)	$345	$(318)
Real estate finders’ fees	556	(353)	556	(336)	556	(345)
Non-compete agreements	2,405	(945)	2,917	(569)	2,899	(829)
Favorable lease asset	644	(23)	—	—	—	—

Total	$3,950	$(1,650)	$3,818	$(1,209)	$3,800	$(1,492)

Total amortization expense from definite-lived intangible assets for the quarter and year-to-date periods ended March 31, 2009 was approximately $114,000 and $238,000. For the comparable 2008 periods, amortization expense was approximately $152,000 and $268,000. The favorable lease asset is amortized to rent expense and is included in Operations Expense on our income statements. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2008, including the effect of acquisitions in the six months ended March 31, 2009 (in thousands):

Fiscal Year	Amortization Expense
2009	$460
2010	$446
2011	$439
2012	$407
2013	$29
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Common Stock, Warrants, Options, and Share-based Compensation
Our income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands)
Gross compensation cost	$723	$1,068	$1,782	$1,924
Income tax benefit	(306)	(331)	(625)	(599)

Share-based compensation cost, net of tax benefit	$417	$737	$1,157	$1,325

Stock option and warrant exercises resulted in the issuance of 67,314 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $0.2 million. For the current year-to-date period, 1,447,414 shares of Class A Non-voting Common Stock were issued for total proceeds of approx. $4.7 million. Also, on October 2,

2008, restrictions lapsed on 324,000 restricted shares granted in October 2006 to our Chief Executive Officer and the Chairman of our Board of Directors. On January 14, 2009, restrictions lapsed on 120,000 restricted shares granted in January 2004 to our Chief Executive Officer. These restriction lapses resulted in the increase in the shares of Class A Non-voting Common Stock outstanding.
Effective October 1, 2008, the Compensation Committee of the Board of Directors approved an award of restricted stock to 54 key employees and the Board of Directors approved an award of restricted stock to our independent directors. In total, we awarded 143,500 shares of restricted stock. The key employees’ awards will vest October 1, 2011 and the independent directors’ awards will vest 50% per year on October 1, 2009 and 2010. The aggregate market value of the restricted stock on the award date was $2.6 million.
In conjunction with the November 13, 2008 acquisition of 11 pawnshops in the Las Vegas, Nevada area, we issued approximately 1.1 million shares of our Class A Non-voting Common Stock valued at $17.3 million. In conjunction with the December 31, 2008 acquisition of VFS, we issued approximately 4.1 million shares of our Class A Non-voting Common Stock valued at $64.6 million. Both of these acquisitions and the total consideration issued are described more fully in Note C, “Acquisitions.”
Note K: Income Taxes
Upon adoption of FIN 48 in October 2007, we recorded a liability for an uncertain state tax position of $0.1 million. The statutes of limitation related to this recorded liability expire between June 15, 2009 and June 15, 2011. In the fourth quarter of fiscal 2008, we recorded an additional liability for potential interest on an uncertain federal tax position of $0.4 million. In the quarter ended December 31, 2008, we filed a tax accounting method change with the IRS, absolving us of the exposure to this interest, and adjusted our effective tax rate to remove the $0.4 million additional liability recorded at September 30, 2008. The remaining FIN 48 liability at March 31, 2009 is the $0.1 million recorded upon adoption of FIN 48.
We are subject to U.S. and Mexican income taxes as well as various other state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2003.
The current quarter’s effective tax rate is 36.1% of pretax income compared to 37.7% for the prior year quarter. For the current year-to-date period, the effective tax rate is 35.7% compared to 37.7% in the prior year-to-date period. The decrease in effective tax rate between the current periods and the prior year periods is due primarily to a larger expected foreign tax credit related to Albemarle & Bond and a lower Texas margins tax than expected in the prior year-to-date period. Also decreasing the effective tax rate in the current year-to-date period was the $0.4 million reduction of the FIN 48 liability discussed above. Somewhat offsetting these rate reductions is a slight increase in the effective tax rate due to higher expected state taxes arising from the VFS acquisition.

Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 371 domestic pawn stores, offers signature loans in 77 pawn stores and six EZMONEY stores and offers auto title loans in 32 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 45 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 476 domestic EZMONEY stores and offers auto title loans in 139 of these EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Three Months Ended March 31, 2009:
Revenues:
Sales	$86,808	$2,205	$—	$89,013
Pawn service charges	32,265	1,251	—	33,516
Signature loan fees	557	—	31,037	31,594
Auto title loan fees	351	—	64	415
Other	1,727	1	—	1,728

Total revenues	121,708	3,457	31,101	156,266

Cost of goods sold	55,072	1,354	—	56,426
Signature loan bad debt	108	—	4,964	5,072
Auto title loan bad debt	36	—	6	42

Net revenues	66,492	2,103	26,131	94,726

Operations expense	38,367	1,299	14,962	54,628

Store operating income	$28,125	$804	$11,169	$40,098

Three Months Ended March 31, 2008:
Revenues:
Sales	$59,747	$1,583	$—	$61,330
Pawn service charges	20,720	1,065	—	21,785
Signature loan fees	672	—	29,494	30,166
Auto title loan fees	—	—	—	—
Other	341	3	—	344

Total revenues	81,480	2,651	29,494	113,625

Cost of goods sold	35,784	947	—	36,731
Signature loan bad debt	167	—	6,465	6,632
Auto title loan bad debt	—	—	—	—

Net revenues	45,529	1,704	23,029	70,262

Operations expense	23,978	904	14,017	38,899

Store operating income	$21,551	$800	$9,012	$31,363

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Six Months Ended March 31, 2009:
Revenues:
Sales	$148,975	$4,618	$—	$153,593
Pawn service charges	57,149	2,748	—	59,897
Signature loan fees	1,243	—	66,351	67,594
Auto title loan fees	561	—	75	636
Other	3,160	1	—	3,161

Total revenues	211,088	7,367	66,426	284,881

Cost of goods sold	94,010	2,841	—	96,851
Signature loan bad debt	344	—	14,212	14,556
Auto title loan bad debt	42	—	7	49

Net revenues	116,692	4,526	52,207	173,425

Operations expense	65,045	2,583	30,494	98,122

Store operating income	$51,647	$1,943	$21,713	$75,303

Six Months Ended March 31, 2008:
Revenues:
Sales	$113,948	$2,889	$—	$116,837
Pawn service charges	42,710	1,983	—	44,693
Signature loan fees	1,481	—	62,213	63,694
Auto title loan fees	—	—	—	—
Other	703	4	—	707

Total revenues	158,842	4,876	62,213	225,931

Cost of goods sold	68,552	1,720	—	70,272
Signature loan bad debt	539	—	15,763	16,302
Auto title loan bad debt	—	—	—	—

Net revenues	89,751	3,156	46,450	139,357

Operations expense	48,000	1,745	27,690	77,435

Store operating income	$41,751	$1,411	$18,760	$61,922

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands)
Consolidated store operating income	$40,098	$31,363	$75,303	$61,922
Administrative expenses	9,794	8,451	20,205	16,891
Depreciation and amortization	3,151	3,119	6,217	5,946
(Gain) / loss on sale / disposal of assets	(537)	81	(821)	243
Interest income	(72)	(137)	(198)	(194)
Interest expense	471	75	636	156
Equity in net income of unconsolidated affiliate	(1,371)	(1,118)	(2,312)	(2,165)
Other	2	—	27	—

Consolidated income before income taxes	$28,660	$20,892	$51,549	$41,045

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at March 31, 2009:
Pawn loans	$76,092	$3,267	$—	$79,359
Payday loans, net	422	—	5,998	6,420
Auto title loans, net	759	—	115	874
Inventory, net	53,273	2,752	—	56,025

Total separately identified recorded segment assets	$130,546	$6,019	$6,113	$142,678

Brokered loans outstanding from unaffiliated lenders	$233	$—	$17,818	$18,051

Assets at March 31, 2008:
Pawn loans	$53,243	$3,458	$—	$56,701
Payday loans, net	392	—	4,898	5,290
Auto title loans, net	—	—	—	—
Inventory, net	34,484	1,515	—	35,999

Total separately identified recorded segment assets	$88,119	$4,973	$4,898	$97,990

Brokered loans outstanding from unaffiliated lenders	$339	$—	$19,877	$20,216

Assets at September 30, 2008:
Pawn loans	$71,393	$4,543	$—	$75,936
Payday loans, net	472	—	6,652	7,124
Auto title loans, net	—	—	1	1
Inventory, net	40,357	2,852	—	43,209

Total separately identified recorded segment assets	$112,222	$7,395	$6,653	$126,270

Brokered loans outstanding from unaffiliated lenders	$384	$—	$23,169	$23,553
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors identified in Part II, Item 1A, “Risk Factors” of this report.
Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended March 31, 2009 and 2008 (the current and prior year quarters):

	Three Months Ended March 31,		Percentage
	2009	2008	Change
	(in thousands)
Net revenues:
Sales	$89,013	$61,330	45.1%
Pawn service charges	33,516	21,785	53.8%
Signature loan fees	31,594	30,166	4.7%
Auto title loan fees	415	—	N/A
Other	1,728	344	402.3%

Total revenues	156,266	113,625	37.5%
Cost of goods sold	56,426	36,731	53.6%
Signature loan bad debt	5,072	6,632	(23.5)%
Auto title loan bad debt	42	—	N/A

Net revenues	$94,726	$70,262	34.8%

Net income	$18,320	$13,016	40.7%

Six Months Ended March 31, 2009 vs. Six Months Ended March 31, 2008
The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2009 and 2008 (the current and prior year-to-date periods):

	Six Months Ended March 31,		Percentage
	2009	2008	Change
	(in thousands)
Net revenues:
Sales	$153,593	$116,837	31.5%
Pawn service charges	59,897	44,693	34.0%
Signature loan fees	67,594	63,694	6.1%
Auto title loan fees	636	—	N/A
Other	3,161	707	347.1%

Total revenues	284,881	225,931	26.1%
Cost of goods sold	96,851	70,272	37.8%
Signature loan bad debt	14,556	16,302	(10.7)%
Auto title loan bad debt	49	—	N/A

Net revenues	$173,425	$139,357	24.4%

Net income	$33,148	$25,571	29.6%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Fee revenue	$31,594	$30,166	$67,594	$63,694
Bad debt:
Net defaults, including interest on brokered loans	5,764	6,489	15,149	15,524
Insufficient funds fees, net of collections	182	235	475	595
Change in valuation allowance	(939)	(123)	(1,193)	14
Other related costs	65	31	125	169

Net bad debt	5,072	6,632	14,556	16,302

Fee revenue less bad debt	$26,522	$23,534	$53,038	$47,392

Average signature loan balance outstanding during period (a)	$28,190	$28,417	$28,902	$28,365
Signature loan balance at end of period (a)	$24,393	$25,506	$24,393	$25,506
Participating stores at end of period	559	535	559	535
Signature loan bad debt, as a percent of fee revenue	16.1%	22.0%	21.5%	25.6%
Net default rate (a) (b)	3.8%	4.2%	4.6%	4.8%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. As of March 31, 2009, we operate a total of 898 locations. We offer pawn loans in our 371 domestic pawn stores (operating as EZPAWN or Value Pawn) and 45 Empeño Fácil Mexico pawn stores. Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In our 482 EZMONEY stores (six of which are managed by our U.S. Pawn Operations) and 77 of our domestic pawn stores open March 31, 2009, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”). In 139 of our EZMONEY stores and 32 of our domestic pawn stores, we offer short-term auto title loans collateralized by the titles to borrowers’ automobiles.
We manage our business as three segments. The U.S. Pawn Operations segment offers pawn related activities in all 371 domestic pawn stores, and offers signature loans in 77 pawn stores and six EZMONEY stores. The Empeño Fácil segment offers pawn related activities in all 45 Mexico pawn stores. The EZMONEY Operations segment offers signature loans in 476 domestic EZMONEY stores, and accounts for approximately 98% of our consolidated signature loan revenues. The following tables present store data by operating segment:

	Three Months Ended March 31, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	377	41	471	889
New openings	—	4	8	12
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(3)	(3)

End of period	377	45	476	898

Average number of stores during the period	377	42	474	893

	Six Months Ended March 31, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	38	471	809
New openings	—	6	14	20
Acquired	77	1	—	78
Sold, combined, or closed	—	—	(9)	(9)

End of period	377	45	476	898

Average number of stores during the period	346	40	473	859

Composition of ending stores:
Pawn	371	45	—	416
Signature loan stores adjoining domestic pawn stores	6	—	151	157
Signature loan stores — free standing	—	—	325	325

Total stores in operation	377	45	476	898

Total stores offering signature loans	83	—	476	559
Total stores offering auto title loans	32	—	139	171

	Three Months Ended March 31, 2008
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	25	442	767
New openings	—	1	17	18
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(3)	(3)

End of period	300	26	456	782

Average number of stores during the period	300	25	448	773

	Six Months Ended March 31, 2008
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	2	34	36
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(5)	(5)

End of period	300	26	456	782

Average number of stores during the period	300	22	440	761

Composition of ending stores:
Pawn	294	26	—	320
Signature loan stores adjoining domestic pawn stores	6	—	163	169
Signature loan stores — free standing	—	—	293	293

Total stores in operation	300	26	456	782

Total stores offering signature loans	79	—	456	535
Total stores offering auto title loans	—	—	—	—
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month, or 240% annually. Our average U.S. pawn loan amount typically ranges between $80 and $100 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 13% to 20%, but a majority of our pawn loans earn 18% net of applicable taxes. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.
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
At March 31, 2009, 293 of our 482 EZMONEY stores and 44 of our 371 domestic pawn stores offered credit services to customers seeking loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit. We also offer a free service to all credit service customers to improve or establish their credit histories by reporting their payments to an external credit-reporting agency.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering credit services, customers can obtain short-term loans, with principal amounts up to $1,500 but averaging about $550. Terms of these short-term loans are generally less than 30 days, averaging about 19 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 88 of the EZMONEY stores offering credit services, customers can obtain longer-term installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,100. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At March 31, 2009, short-term loans comprised 97% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 3%.
We earn payday loan fee revenues on our payday loans. In 33 domestic pawn stores and 189 EZMONEY stores, we make payday loans subject to state law. The average payday loan amount is approximately $435 and the term is generally less than 30 days, averaging about 19 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V., a subsidiary of Mister Money Holdings, Inc. for $15.5 million cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition, which includes most of the prior year-to-date period.
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
On December 31, 2008, we acquired Value Financial Services, Inc. (“VFS”). We acquired VFS’s 67 pawn stores, mostly in Florida, for a total estimated acquisition price of $77.6 million, plus the assumption of VFS’s debt of $30.4 million, for an aggregate cost of approximately $108.0 million. This excludes contingent payments in accordance with accounting rules for contingencies based on our stock price. Results of the acquired stores are included in our results of operations beginning January 1, 2009.
For the current quarter total revenues increased 38%, or $42.6 million to $156.3 million, compared to the prior year quarter. Same store total revenues increased 4%, with the remainder of the increase at new and acquired stores. The overall increase in total revenues was comprised of a $27.7 million increase in merchandise and jewelry scrapping sales, an $11.7 million increase in pawn service charges, a $1.4 million increase in signature loan fees, $0.4 million in auto title loan fees and a $1.4 million increase in other revenues. The 78 pawn stores acquired in the December 2008 quarter contributed total revenues of $36.7 million, store operating income of $6.2 million, operating income of $4.9 million, and net income of $2.9 million. The acquired stores contributed approximately $0.02 earnings per share after the effect of shares issued in the acquisitions.
In the current quarter, the U.S. Pawn Operations segment contributed $6.6 million greater store operating income compared to the prior year quarter, primarily from the $6.2 million store operating income from the acquired domestic pawn stores. Our EZMONEY Operations segment contributed $2.2 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs at new and existing stores. After a $1.3 million increase in administrative expenses and a $0.5 million gain on the disposal of assets compared to a small loss on disposal in the prior year quarter, operating income increased $8.0 million to $27.7 million. After a $2.5 million increase in income taxes and a $0.2 million decrease in other smaller items, our consolidated net income improved to $18.3 million from $13.0 million in the prior year quarter.

Results of Operations
Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
The following discussion compares our results of operations for the quarter ended March 31, 2009 to the quarter ended March 31, 2008. The discussion should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
Sales	$86,808		$59,747
Pawn service charges	32,265		20,720
Signature loan fees	557		672
Auto title loan fees	351		—
Other	1,727		341

Total revenues	121,708		81,480
Cost of goods sold	55,072		35,784
Signature loan bad debt	108		167
Auto title loan bad debt	36		—

Net revenues	66,492		45,529
Operations expense	38,367		23,978

Store operating income	$28,125		$21,551

Other data:
Gross margin on sales	37%		40%
Annualized inventory turnover	3.8	x	3.8	x
Average pawn loan balance per pawn store at quarter end	$205		$181
Average inventory per pawn store at quarter end	$144		$117
Average yield on pawn loan portfolio (a)	160%		150%
Pawn loan redemption rate	81%		81%
Average signature loan balance per store offering signature loans at quarter end (b)	$8		$9
Average auto title loan balance per store offering auto title loans at quarter end (c)	$24		$—

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The U.S. Pawn segment total revenues increased $40.2 million, or 49% from the prior year quarter to $121.7 million. Same store total revenues increased $3.5 million, or 4%, and acquired stores contributed $36.7 million. The overall increase in total revenues was comprised of a $27.1 million increase in merchandise and jewelry scrapping sales, an $11.5 million increase in pawn service charges, a $1.4 million increase in other revenues and $0.4 million in auto title loan revenues, offset by a $0.1 million decrease in signature loan revenues. The U.S. Pawn segment accounted for 78% of our consolidated total revenues.
Our current quarter U.S. pawn service charge revenues increased $11.5 million, or 56% from the prior year quarter to $32.3 million. Same store pawn service charges increased $2.7 million, or 13%, and acquired stores contributed $8.8 million. The same store improvement was due primarily to an 8% higher average same store pawn loan balance and an eight percentage point higher average yield.

The table below presents our sales volume, gross profit, and gross margins in the U.S. Pawn Operations segment:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Merchandise sales	$59.1	$43.3
Jewelry scrapping sales	27.7	16.4

Total sales	$86.8	$59.7

Gross profit on merchandise sales	$22.2	$17.0
Gross profit on jewelry scrapping sales	$9.5	$7.0

Gross margin on merchandise sales	37.5%	39.2%
Gross margin on jewelry scrapping sales	34.5%	42.6%
Overall gross margin	36.6%	40.1%
The current quarter’s merchandise sales gross profit increased $5.2 million, or 31% from the prior year quarter to $22.2 million. This was due to $16.7 million in sales from the 77 domestic pawn stores acquired in November and December 2008, partially offset by a $0.9 million, or 2% decrease in same store sales and a 1.7 percentage point decrease in gross margins to 37.5%.
The current quarter’s gross profit on jewelry scrapping sales increased $2.5 million, or 36% from the prior year quarter to $9.5 million. The increase was from a $4.2 million gross profit on scrap sales at acquired stores, offset by a $1.7 million same store decrease in gross profit. Including $10.6 million from acquired stores, scrapping revenues increased $11.2 million, or 68%, on 71% more volume, partially offset by a 2% decrease in proceeds realized per gram of jewelry scrapped. Generally, we forward contract the price we will receive from the refiner 30 to 90 days in advance of the delivery of specified quantities. In the last twelve months, we have increased the amount we lend on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. As a result of the increased volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased approximately $8.7 million.
Merchandise and jewelry scrapping sales volume is heavily dependent on inventory available for sale, or beginning inventory on hand plus pawn loan forfeitures and purchased or acquired inventory. Same store inventory available for sale in the current quarter was 4% higher than in the prior year quarter, with same store ending inventory 8% higher. Including the 77 acquired U.S. pawn stores, our total U.S. pawn ending inventory increased 54%.
The segment’s signature loan contribution, or fee revenues less bad debt, decreased slightly compared to the prior year quarter to $0.4 million due to lower fee revenues on a lower average loan balance, while signature loan bad debt as a percent of fees improved from 24.9% to 19.4%.
The U.S. pawn segment began offering auto title loans with its acquisition of 11 pawnshops in the Las Vegas, Nevada area in mid-November 2008 and added 21 Texas pawn stores in March 2009. In the current quarter, the segment’s auto title loan contribution, or fees less bad debt, was $0.3 million, with bad debt at 10.3% of fees.
Operations expense increased to $38.4 million (58% of net revenues) in the current quarter from $24.0 million (53% of net revenues) in the prior year quarter. The increase in dollar and percentage terms was primarily due to higher operating costs at acquired stores.
In the current quarter, the $20.7 million greater net revenues from U.S. pawn activities and the $0.3 million in auto title loan contribution, partially offset by the $14.4 million higher operations expense resulted in a $6.6 million overall increase in store operating income from the U.S. Pawn Operations segment compared to the prior year quarter. Acquired stores comprised $6.2 million of the $6.6 million increase in store operating income. For the current quarter, the U.S. Pawn Operations segment made up 70% of consolidated store operating income compared to 69% in the prior year quarter.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
Sales	$2,205		$1,583
Pawn service charges	1,251		1,065
Other	1		3

Total revenues	3,457		2,651
Cost of goods sold	1,354		947

Net revenues	2,103		1,704

Operations expense	1,299		904

Store operating income	$804		$800

Other data:
Gross margin on sales	39%		40%
Annualized inventory turnover	2.1	x	2.7	x
Average pawn loan balance per pawn store at quarter end	$73		$133
Average inventory per pawn store at quarter end	$61		$58
Average yield on pawn loan portfolio (a)	162%		136%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
Empeño Fácil’s current quarter results were translated at an average exchange rate of 0.06983 U.S. dollars per peso, compared to 0.09258 in the prior year quarter, a 25% devaluation of the peso in relation to the U.S. dollar. This devaluation affected all revenue and expense items; and when combined with a 34% higher store operating income in local currency, resulted in operating income unchanged at $0.8 million when translated into U.S. dollars. The following comments discuss the segment’s results after translation to U.S. dollars.
The Empeño Fácil segment total revenues increased $0.8 million, or 30% in the quarter to $3.5 million. Same store total revenues increased $48,000, or 2%, and one acquired store and new stores contributed $758,000. The overall increase in total revenues was comprised of a $0.6 million increase in merchandise and jewelry scrapping sales and a $0.2 million increase in pawn service charges. The Empeño Fácil segment accounted for 2% of our consolidated total revenues in the current quarter.
Empeño Fácil’s pawn service charge revenues increased $0.2 million, or 17% in the quarter to $1.3 million. Same store pawn service charges decreased $39,000, or 4%, and one acquired store and new stores contributed $225,000. The overall increase in pawn service charges resulted from acquired and new stores and a 26 percentage point higher average yield, partially offset by a $0.7 million lower same store average loan balance.

The table below presents our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Merchandise sales	$1,920	$1,374
Jewelry scrapping sales	285	209

Total sales	$2,205	$1,583

Gross profit on merchandise sales	$735	$551
Gross profit on jewelry scrapping sales	$116	$85

Gross margin on merchandise sales	38.3%	40.1%
Gross margin on jewelry scrapping sales	40.7%	40.7%
Overall gross margin	38.6%	40.2%
The current quarter’s merchandise gross profit increased $0.2 million from the prior year quarter to $0.7 million. This was due to a $0.1 million, or 7% same store sales increase and sales from new stores, partially offset by a 1.8 percentage point decline in gross margins to 38.3%. The gross profit on jewelry scrapping sales was $0.1 million in both the current and prior year quarters.
Operations expense increased to $1.3 million (62% of segment net revenues) in the current quarter from $0.9 million (53% of net revenues) in the prior year quarter. The increase was due primarily to new stores which typically produce a loss in their first six to nine months of operation.
In the current quarter, the $0.4 million greater net revenues were offset by the $0.4 million higher operations expense causing store operating income from the Empeño Fácil segment to remain constant when compared to the prior year quarter. For the current quarter, Empeño Fácil made up 2% of consolidated store operating income, compared to 3% in the prior year quarter.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Signature loan fees	$31,037	$29,494
Auto title loan fees	64	—

Total revenues	31,101	29,494

Signature loan bad debt	4,964	6,465
Auto title loan bad debt	6	—

Total bad debt	4,970	6,465

Net revenues	26,131	23,029

Operations expense	14,962	14,017

Store operating income	$11,169	$9,012

Other data:
Signature loan bad debt as a percent of signature loan fees	16.0%	21.9%
Auto title loan bad debt as a percent of auto title loan fees	9.4%	—
Average signature loan balance per store offering signature loans at quarter end (a)	$50	$54
Average auto title loan balance per store offering title loans at quarter end (b)	$1	$—

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The EZMONEY Operations segment total revenues increased $1.6 million, or 5% to $31.1 million, compared to the prior year quarter. Same store total revenues increased $0.7 million, or 2%, and new stores contributed $0.9 million. The EZMONEY Operations segment accounted for 20% of our current quarter’s consolidated total revenues.
The segment’s net revenues increased $3.1 million, or 13% to $26.1 million, compared to the prior year quarter. Net revenue increases were due to a $1.6 million increase in revenues, primarily from new stores, and a $1.5 million decrease in bad debt. As a percent of fees, bad debt improved to 16.0% from 21.9% in the prior year quarter. The fees reflect the closure of our 11 Florida EZMONEY stores after the end of the prior year quarter. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
Operations expense increased $0.9 million to $15.0 million, an improvement to 57% of segment net revenues from 61% in the prior year quarter. The increase was mostly from additional labor, rent, and other costs at new and existing stores.
In the current quarter, the $3.1 million increase in net revenues and $0.9 million greater operations expense resulted in a $2.2 million net increase in store operating income from the EZMONEY Operations segment. In the current quarter EZMONEY Operations made up 28% of consolidated store operating income compared to 29% in the prior year quarter.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated among segments.
Administrative expenses in the current quarter were $9.8 million (10% of net revenues) compared to $8.5 million (12% of net revenues) in the prior year quarter. The increase was due primarily to a $0.9 million increase in administrative labor and benefits as we build the infrastructure to support our continued growth, a $0.2 million increase in professional fees and a $0.5 million increase in other smaller items, partially offset by a $0.3 million decrease in stock compensation. Approximately $0.9 million of the total increase was attributable to the Value Pawn operations acquired in December 2008.
Depreciation and amortization expense was $3.2 million in the current quarter, compared to $3.1 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new EZMONEY and Empeño Fácil stores and acquired domestic pawn stores, were largely offset by assets that became fully depreciated in the period.
In the current quarter, we recognized a $0.5 million net gain on the disposal of assets as insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced. In the prior year quarter, we incurred a $0.1 million loss on the routine disposal of assets.
We earned $0.1 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 0.8%. In the prior year quarter, we earned $0.1 million of interest income on our invested cash, yielding 3.1%.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition. Our $0.5 million interest expense represents the interest on the borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit. With no debt outstanding, interest expense of $0.1 million in the prior year quarter represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit. Our $40 million term debt requires quarterly principal payments of $2.5 million, the first of which was made April 3, 2009.
Our equity in the net income of Albemarle & Bond increased $0.3 million, or 23% in the current quarter to $1.4 million. On a constant currency basis, our equity interest in the net income of Albemarle & Bond would have increased 44%.
The current quarter income tax expense was $10.3 million (36.1% of pretax income) compared to $7.9 million (37.7% of pretax income) for the prior year quarter. The decrease in effective tax rate is due primarily to a larger expected foreign tax credit related to Albemarle & Bond and a lower Texas margins tax than that expected in the prior year quarter.
Consolidated operating income for the current quarter improved $8.0 million over the prior year quarter to $27.7 million. Contributing to this were the $6.6 million and $2.2 million increases in store operating income in our U.S. Pawn and EZMONEY segments and the $0.5 million gain on disposal of assets, partially offset by the $1.3 million increase in administrative expenses. After a $0.5 million increase in net interest expense, a $2.5 million increase in income taxes and other smaller items, net income improved to $18.3 million from $13.0 million in the prior year quarter. Stores acquired in November and December 2008 contributed $2.9 million of the net income growth.

Six Months Ended March 31, 2009 vs. Six Months Ended March 31, 2008
The following discussion compares our results of operations for the six months ended March 31, 2009 to the six months ended March 31, 2008. The discussion should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
Sales	$148,975		$113,948
Pawn service charges	57,149		42,710
Signature loan fees	1,243		1,481
Auto title loan fees	561		—
Other	3,160		703

Total revenues	211,088		158,842

Cost of goods sold	94,010		68,552
Signature loan bad debt	344		539
Auto title loan bad debt	42		—

Net revenues	116,692		89,751

Operations expense	65,045		48,000

Store operating income	$51,647		$41,751

Other data:
Gross margin on sales	37%		40%
Annualized inventory turnover	3.7	x	3.5	x
Average pawn loan balance per pawn store at quarter end	$205		$181
Average inventory per pawn store at quarter end	$144		$117
Average yield on pawn loan portfolio (a)	154%		148%
Pawn loan redemption rate	80%		79%
Average signature loan balance per store offering signature loans at quarter end (b)	$8		$9
Average auto title loan balance per store offering title loans at quarter end	$24		$—

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The U.S. Pawn segment year-to-date total revenues increased 33%, or $52.2 million to $211.1 million, compared to the prior year-to-date period. Same store total revenues increased $12.8 million, or 8%, and acquired stores contributed $39.4 million. The overall increase in total revenues was comprised of a $35.0 million increase in merchandise and jewelry scrapping sales, a $14.4 million increase in pawn service charges, a $2.4 million increase in other revenues, and $0.6 million in auto title loan fees, offset by a $0.2 million decrease in signature loan revenues. The U.S. Pawn segment accounted for 74% of our consolidated total revenues in the current year-to-date period.
Our current year-to-date U.S. pawn service charge revenues increased $14.4 million, or 34% from the prior year to $57.1 million. Same store pawn service charges increased $4.9 million, or 12% due primarily to an 11% higher average same store pawn loan balance and a two percentage point increase in average yield. Acquired stores generated $9.5 million of pawn service charges.

The table below presents our sales volume, gross profit, and gross margins in the U.S. Pawn Operations segment:

	Six Months Ended March 31,
	2009	2008
	(Dollars in millions)
Merchandise sales	$102.0	$82.7
Jewelry scrapping sales	47.0	31.2

Total sales	$149.0	$113.9

Gross profit on merchandise sales	$39.1	$32.8
Gross profit on jewelry scrapping sales	$15.9	$12.6

Gross margin on merchandise sales	38.3%	39.6%
Gross margin on jewelry scrapping sales	33.8%	40.4%
Overall gross margin	36.9%	39.8%
The current year-to-date period’s merchandise gross profit increased $6.3 million, or 19% from the prior year-to-date period to $39.1 million. This was due to a $1.4 million, or 2% same store sales increase and sales from the 77 domestic pawn stores acquired in November and December 2008, partially offset by a 1.3 percentage point decrease in gross margins to 38.3%.
The gross profit on jewelry scrapping sales increased $3.3 million, or 26% from the prior year-to-date period to $15.9 million. The increase was from a $4.4 million gross profit on scrap sales at acquired stores, offset by a $1.1 million same store decrease in scrap gross profit. Including $11.2 million from acquired stores, scrapping revenues increased $15.8 million, or 50%, on 50% more volume. The jewelry scrapping sales include the current year-to-date period sale of approximately $0.2 million of loose diamonds removed from scrapped jewelry, compared to approximately $0.3 million in the prior year-to-date period. Generally, we forward contract the price we will receive from the refiner 30 to 90 days in advance of the delivery of specified quantities. In the last two years, we have periodically adjusted the amount we lend on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased approximately $12.5 million.
Merchandise and jewelry scrapping sales volume is heavily dependent on inventory available for sale, or beginning inventory on hand plus pawn loan forfeitures, and inventory purchased or acquired. Same store inventory available for sale was 5% higher than in the prior year-to-date-period, with same store ending inventory 8% higher. Including the 77 acquired domestic pawn stores, our total U.S. pawn ending inventory increased 54%.
The segment’s signature loan contribution, or fee revenues less bad debt, decreased slightly compared to the prior year- to-date period to $0.9 million due to lower fee revenues on a lower average loan balance, while signature loan bad debt improved to 27.7% of fees from 36.4% in the prior year-to-date period.
The U.S. pawn segment began offering auto title loans with its acquisition of 11 pawnshops in the Las Vegas, Nevada area in mid-November 2008 and added 21 Texas pawn stores in March 2009. In the current year-to-date period, the segment’s auto title loan contribution, or fees less bad debt, was $0.5 million, with bad debt at 7.5% of fees.
Operations expense increased to $65.0 million (56% of net revenues) in the current year-to-date period from $48.0 million (53% of net revenues) in the prior year-to-date period. The increase in dollar and percentage terms was primarily due to higher operating costs at acquired stores.
In the current year-to-date period, the $26.5 million greater net revenues from U.S. pawn activities and the $0.5 million in auto title loan contribution, partially offset by the $17.0 million higher operations expense and lower signature loan contribution, resulted in a $9.9 million overall increase in store operating income from the U.S. Pawn Operations segment. Acquired stores comprised $6.8 million of the $9.9 million increase in store operating income. For the current year-to-date period, the U.S. Pawn Operations segment made up 69% of consolidated store operating income compared to 67% in the prior year-to-date period.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
Sales	$4,618		$2,889
Pawn service charges	2,748		1,983
Other	1		4

Total revenues	7,367		4,876

Cost of goods sold	2,841		1,720

Net revenues	4,526		3,156

Operations expense	2,583		1,745

Store operating income	$1,943		$1,411

Other data:
Gross margin on sales	38%		41%
Annualized inventory turnover	2.1	x	2.9	x
Average pawn loan balance per pawn store at quarter end	$73		$133
Average inventory per pawn store at quarter end	$61		$58
Average yield on pawn loan portfolio (a)	157%		138%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
Empeño Fácil’s current year-to-date results were translated at an average exchange rate of 0.07354 U.S. dollars per peso, compared to 0.09242 in the prior year-to-date period, a 20% devaluation of the peso in relation to the U.S. dollar. This devaluation affected all revenue and expense items; and when combined with a 73% higher store operating income in local currency, resulted in operating income increasing 38% when translated into U.S. dollars. The following comments discuss the segment’s results after translation to U.S. dollars.
All components of the current period’s results grew as the average store count increased from 22 stores in the prior year-to-date period to 40 in the current year-to-date period. The results of the 20 stores acquired on October 22, 2007 are included in the prior year’s results from the acquisition date. The current period’s results reflect two full quarters’ contribution from those stores and the contribution from other stores opened since the end of the prior year-to-date period.
Empeño Fácil’s total revenues increased $2.5 million, or 51% in the current year-to-date period to $7.4 million. Same store total revenues increased $0.5 million, or 10%, and acquired and new stores contributed $2.0 million. The overall increase in total revenues was comprised of a $1.7 million increase in merchandise and jewelry scrapping sales and a $0.8 million increase in pawn service charges. Empeño Fácil accounted for 3% of our consolidated total revenues in the period.
Our current period Empeño Fácil pawn service charge revenues increased $0.8 million, or 39% to $2.7 million. Same store pawn service charges increased $0.1 million, or 5%, and acquired and new stores contributed $0.7 million. The same store improvement was due to a 19 percentage point improvement in average yield to 157%, partially offset by a $0.4 million lower average loan balance.

The table below presents our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Six Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Merchandise sales	$3,882	$2,489
Jewelry scrapping sales	736	400

Total sales	$4,618	$2,889

Gross profit on merchandise sales	$1,495	$1,004
Gross profit on jewelry scrapping sales	$282	$165

Gross margin on merchandise sales	38.5%	40.3%
Gross margin on jewelry scrapping sales	38.3%	41.3%
Overall gross margin	38.5%	40.5%
The current period’s merchandise gross profit increased $0.5 million from the prior year-to-date period to $1.5 million. This was due to a $0.2 million, or 10% same store sales increase and $1.3 million of sales from new and acquired stores, partially offset by a 1.8 percentage point decrease in gross margins to 38.5%.
The current period’s gross profit on jewelry scrapping sales increased $0.1 million, or 71% from the prior year-to-date period to $0.3 million. This was due to a $0.3 million increase in jewelry scrapping sales, partially offset by a 3.0 percentage point decrease in margins.
Operations expense increased to $2.6 million (57% of segment net revenues) from $1.7 million (55% of net revenues) in the prior year-to-date period. The increase was due primarily to new stores which typically produce a loss for their first six to nine months of operation.
In the current year-to-date period, the $1.4 million greater net revenues, partially offset by $0.8 million higher operations expense resulted in a $0.5 million overall increase in store operating income from the Empeño Fácil segment. For the current year-to-date period, Empeño Fácil made up 3% of consolidated store operating income, compared to 2% in the prior year-to-date period.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Six Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Signature loan fees	$66,351	$62,213
Auto title loan fees	75	—

Total revenues	66,426	62,213

Signature loan bad debt	14,212	15,763
Auto title loan bad debt	7	—

Total bad debt	14,219	15,763

Net revenues	52,207	46,450

Operations expense	30,494	27,690

Store operating income	$21,713	$18,760

Other data:
Signature loan bad debt as a percent of signature loan fees	21.4%	25.3%
Auto title loan bad debt as a percent of auto title loan fees	9.3%	—
Average signature loan balance per store offering signature loans at quarter end (a)	$50	$54
Average auto title loan balance per store offering title loans at quarter end	$1	$—

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The EZMONEY Operations segment total revenues increased $4.2 million, or 7% in the current year-to-date period to $66.4 million. Same store total revenues increased $1.8 million, or 3%, and new stores contributed $2.4 million. The EZMONEY Operations segment accounted for 23% of our consolidated total revenues in the current year period.
The segment’s net revenues, or fees less bad debt, increased $5.8 million, or 12% compared to the prior year-to-date period. Net revenue increases were due to a $4.2 million increase in total revenues, primarily from new stores, and a $1.5 million decrease in bad debt. Bad debt measured as a percent of fees improved to 21.4% from 25.3% in the prior year-to-date period. The fees reflect the closure of our 11 Florida EZMONEY stores in June 2008. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
Operations expense increased $2.8 million in the current year-to-date period to $30.5 million, an improvement to 58% of segment net revenues compared to 60% in the prior year-to-date period. The increase was mostly from additional labor, rent, and other costs at new and existing stores.
In the current year-to-date period, the $5.8 million increase in net revenues and $2.8 million greater operations expense resulted in a $3.0 million net increase in store operating income from the EZMONEY Operations segment. For the current year-to-date period, EZMONEY Operations made up 29% of consolidated store operating income compared to 30% in the prior year-to-date period.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated among segments.
Administrative expenses in the current year-to-date period were $20.2 million (12% of net revenues) compared to $16.9 million (12% of net revenues) in the prior year-to-date period. The increase was due primarily to a $2.8 million increase in administrative labor and benefits as we build the infrastructure to support our continued growth. Approximately $0.9 million of the total increase was attributable to the Value Pawn operations acquired in December 2008. In the current year-to-date period, we realized a $1.1 million cash tax savings upon the exercise of stock options granted in 1998 to our Chief Financial Officer and Chairman of the Board. Terms of the grants required us to pay a bonus to the executives equal to the tax savings realized. Although these items were cash neutral, the tax savings were recorded primarily as an addition to stockholders’ equity, while the bonus was recorded as administrative expense. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $6.2 million in the current year, compared to $5.9 million in the prior year. Depreciation on assets placed in service, primarily related to new EZMONEY and Empeño Fácil stores and acquired domestic pawn stores, were largely offset by assets that became fully depreciated in the period.
In the current year-to-date period, we recognized a $0.8 million net gain on the disposal of assets as insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced. In the prior year period, we incurred a $0.2 million loss on the routine disposal of assets.
We earned $0.2 million of interest income on our invested cash in both year-to-date periods. The annualized rate of return on invested funds was 1.4% in the current year-to-date period compared to 3.2% in the prior year-to-date period.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition. Our $0.6 million interest expense in the current year-to-date period represents the interest on the borrowed funds from that date, the amortization of deferred financing costs and the commitment fee on our unused available credit. With only short-term borrowings, interest expense of $0.2 million in the prior year-to-date period represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit. Our $40 million term debt requires quarterly principal payments of $2.5 million, the first of which was made April 3, 2009.
Our equity in the net income of Albemarle & Bond increased $0.1 million, or 7% in the current year-to-date period to $2.3 million. On a constant currency basis, our equity interest in the net income of Albemarle & Bond’s net income would have increased 25%.
The current year-to-date income tax expense was $18.4 million (35.7% of pretax income) compared to $15.5 million (37.7% of pretax income) in the prior year period. The decrease in effective tax rate is due primarily to a larger expected foreign tax credit related to Albemarle & Bond and a lower Texas margins tax than that expected in the prior year-to-date period. In the current year-to-date period, we also reduced our estimate of the annual effective tax rate to remove a previously recorded $0.4 million liability for potential interest on an uncertain tax position. In December 2008, we filed an automatic tax accounting method change with the IRS, absolving us of the exposure to this interest.
Consolidated operating income for the current year-to-date period improved $10.9 million, or 28% over the prior year-to-date period to $49.7 million. Contributing to this were the $9.9 million, $3.0 million and $0.5 million increases in store operating income in our U.S. Pawn, EZMONEY and Empeño Fácil segments and the $1.1 million increase in gain on disposal of assets, partially offset by the $3.3 million increase in administrative expenses and the $0.3 million increase in depreciation and amortization. After a $0.5 million increase in net interest expense and a $2.9 million increase in income taxes and other smaller items, net income improved $7.6 million to $33.1 million. Stores acquired in November and December 2008 contributed $3.3 million of the net income growth.

Liquidity and Capital Resources
In the current year-to-date period, our $40.1 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $43.0 million, net of (b) $2.9 million of normal, recurring changes in operating assets and liabilities. In the prior year-to-date period, our $31.1 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $34.6 million, net of (b) $3.5 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two periods were an increase in collected pawn service charges and signature loan fees and an increase in the gross profit on sales of inventory, net of higher operating expenses and taxes paid. Much of the increased cash flow was from the acquired pawn stores.
The $26.8 million of net cash used in investing activities during the current year-to-date period were funded primarily by cash flow from operations. Our most significant investments were the $22.1 million of cash used in the acquisition of 67 VFS stores (including contingent consideration payments described below), $17.1 million of cash used in the acquisition of 11 pawnshops in the Las Vegas, Nevada area and $9.2 million of additions to property and equipment primarily for new store construction. These investments were partially offset by $20.6 million of customer loan repayments and principal recovery through the sale of forfeited pawn loan collateral in excess of the amount of loans made and $6.5 million of cash and tax benefits received from the exercise of stock options and warrants.
With the VFS acquisition on December 31, 2008, we assumed VFS’s $30.4 million of debt. To complete the acquisition, we borrowed $40.0 million on our new credit agreement and subsequently retired VFS’s debt, as reflected on our consolidated statement of cash flows. Upon the closing of our new credit facility, we also paid $1.1 million of debt issuance costs. In the current year-to-date period, we paid $0.4 million for the registration of acquisition-related stock issuances.
The net effect of these and other smaller cash flows was a $27.8 million increase in cash on hand, providing a $55.2 million ending cash balance.
We typically invest our excess cash in institutional mutual funds that hold short-term, high quality investments. At March 31, 2009, our $49.3 million of excess funds were invested in the Invesco AIM Premier Portfolio fund and the Invesco AIM Liquid Assets Portfolio fund. These funds invest primarily in short-term money market instruments that blend top-tier, high quality U.S. dollar denominated obligations, including: securities issued by the U.S. government and its agencies, bankers’ acceptances, certificates of deposit and time deposits from banks, repurchase agreements, commercial instruments, municipal securities and master notes. Each of these funds is participating in the U.S. Treasury Department’s Temporary Guaranty Program for Money Market Funds, currently approved through September 18, 2009. The majority of our operating cash is held at Wells Fargo Bank.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations	$40.0	$10.0	$20.0	$10.0	$—
Interest on long-term debt obligations	5.3	1.4	2.8	1.1	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	127.5	30.5	49.4	27.1	20.5
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$172.8	$41.9	$72.2	$38.2	$20.5

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At March 31, 2009, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $19.2 million. This amount includes principal, interest, and insufficient funds fees.

In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes, and insurance at most of our locations. In the most recent fiscal year ended September 30, 2008, these collectively amounted to $10.6 million. This amount will increase in fiscal 2009 with the addition of the 78 pawn stores acquired in the first quarter and the other planned store openings in the remainder of the fiscal year.
The operating lease obligations in the table above include expected rent for all our store locations for the full expected lease terms. Of the 482 EZMONEY signature loan stores, 157 adjoin an EZPAWN store. The lease agreements at approximately 80% of the remaining 325 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent at these stores to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining EZPAWN stores could be re-incorporated into the EZPAWN operations.
In the fiscal year ending September 30, 2009, we plan to open approximately 30 to 35 Empeño Fácil pawn stores in Mexico and 16 new signature loan stores in the U.S. This includes the seven Empeño Fácil pawn stores and 14 signature loan stores opened year-to-date. In the remaining six months of fiscal 2009, we expect an additional $3.4 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe these new stores will create a drag on earnings and cash flow in their first six to nine months of operations before turning profitable.
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, maturing December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. The term loan requires quarterly principal payments of $2.5 million plus accrued interest, the first of which was made April 3, 2009. At March 31, 2009, the full $40 million was outstanding under the term loan, but the $80 million revolving credit facility remained unused. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2009 and expect to remain in compliance based on our expected future performance. The payment of dividends is prohibited and additional debt is restricted under our credit agreement.
In the VFS acquisition, we issued approximately 4.1 million shares of our Class A Non-voting Common Stock and agreed to pay VFS shareholders the difference between $14.67 per share and the gross price per share the selling shareholder actually receives, if less than $14.67 per share, up to a maximum of $4.01 per share. If their EZCORP shares are sold for more than $14.67 per share by May 5, 2009, we agreed to pay the shareholders a premium ranging from $1.33 to $0.33 per share depending on the date of sale. Between the closing of the acquisition and March 31, 2009, we paid $9.3 million of contingent consideration to VFS shareholders. At March 31, 2009, approximately 0.9 million shares remained eligible for contingent payments if the shares are sold by May 5, 2009.
We anticipate that cash flow from operations, cash on hand, and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures, remaining VFS contingent payments and working capital requirements during the coming year.
Off-Balance Sheet Arrangements
We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fee. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB Financial Interpretation No. 46 regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At March 31, 2009, the allowance for Expected LOC Losses was $1.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $19.2 million. This amount includes principal, interest and insufficient funds fees.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to interest rates, gold values, and changes in foreign currency exchange rates. We also are exposed to regulatory risk in relation to our credit services, payday loans, auto title loans and pawn operations. We do not use derivative financial instruments.
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining six months of the fiscal year ending September 30, 2009, our interest expense during those six months would increase by approximately $91,000. This amount is determined by considering the impact of the hypothetical interest rates on our variable-rate term debt at March 31, 2009, including mandatory quarterly principal repayments of $2.5 million.
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

Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in Albemarle & Bond and our Empeño Fácil pawn operations. Albemarle & Bond’s functional currency is the U.K. pound, and Empeño Fácil’s functional currency is the Mexican peso. The impact on our results of operations and financial position of hypothetical changes in the exchange rates between the U.S. dollar and the U.K. pound or the Mexican peso cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.
The translation adjustment from Albemarle & Bond representing the weakening in the U.K. pound during the quarter ended December 31, 2008 (included in our March 31, 2009 results on a three-month lag as described above) was a $3.5 million decrease, net of tax effect, to stockholders’ equity. On March 31, 2009, the U.K. pound weakened to £1.00 to $1.4214 U.S. from $1.4479 U.S. at December 31, 2008.
The translation adjustment from Empeño Fácil representing the weakening of the Mexican peso during the quarter ended March 31, 2009 was a $1.0 million decrease, net of tax effect, to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On March 31, 2009, the peso weakened to $1.00 Mexican peso to $0.0695 U.S. from $0.0733 at December 31, 2009.
We cannot predict the future valuation of the U.K. pound or Mexican peso or how further movements in them could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, the effect of acquisitions and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” “will,” and similar expressions. All forward-looking statements are based on our current expectations regarding important risk factors. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified in Part II, Item 1A, “Risk Factors,” of this Quarterly Report and discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect our operations, performance, development and results. You are cautioned not to overly rely on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, including changes in our business strategy or planned capital expenditures, store growth plans, the effect of acquisitions or to reflect unanticipated events.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that all control issues or instances of fraud, if any, have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as described above, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of March 31, 2009.
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
We have made certain internal control changes in our pawn operations acquired in November and December 2008. We made these control changes to subject our acquired operations to the same or similar controls as currently utilized in the remainder of our operations and accounting. As part of this change, we migrated all acquired stores’ operations to the same point-of-sale computer system used by the remainder of our pawn operations by March 31, 2009 and into our general ledger system by the same date.

PART II
Item 1. Legal Proceedings
See Note F, “Contingencies,” in the Notes to the Interim Condensed Consolidated Financial Statements included in this filing and incorporated herein by reference.
Item 1A. Risk Factors
Changes in laws and regulations affecting our financial services and products could have a material adverse effect on our operations and financial performance. Our financial products and services are subject to extensive regulation under various federal, state, and local laws and regulations. Legislative and regulatory efforts have increasingly concentrated on attempts to regulate, prohibit, or severely restrict our financial services and products, particularly signature loans, by limiting the number of loans a borrower could obtain, establishing rates that effectively prohibit our ability to operate profitably, or restricting or effectively eliminating the availability of our products and services to particular groups such as the military. Currently, there are a number of bills pending in the United States Congress to regulate signature loans that are more restrictive than the state statutes under which we currently operate. A couple of these federal bills would also limit the rate we can charge on pawn loans. There has been similar state legislation in many states in which we operate, including Texas where a majority of our signature loans are made. In Mexico, similar restrictions, disclosure requirements, and rate limits are proposed from time to time. We can give no assurance that additional local, state, or federal legislation will not be enacted, or that existing laws and regulations will not be changed, that would have a material adverse effect on our operations or financial performance.
Other important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008.
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

EZCORP, INC.
(Registrant)

Date: May 7, 2009	By:	/s/ DAN N. TONISSEN

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