Form 10-Q
period 2009-06-30
EZCORP INC
filed 2009-08-06
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1901 Capital Parkway
Austin, Texas 78746
(Address of principal executive offices)
Registrant’s telephone number: (512) 314-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of June 30, 2009, 45,682,294 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	June 30,	September 30,
	2009	2008	2008
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$46,546	$29,812	$27,444
Pawn loans	94,648	68,022	75,936
Payday loans, net	7,649	6,598	7,124
Auto title loans, net	1,126	—	1
Pawn service charges receivable, net	16,693	10,061	12,755
Signature loan fees receivable, net	5,105	5,086	5,406
Auto title loan fees receivable, net	352	—	—
Inventory, net	57,141	39,444	43,209
Deferred tax asset, net	15,809	9,007	10,926
Federal income tax receivable	—	454	—
Prepaid expenses and other assets	14,866	5,622	9,115

Total current assets	259,935	174,106	191,916

Investment in unconsolidated affiliate	34,784	37,248	38,439
Property and equipment, net	49,752	38,661	40,079
Deferred tax asset, non-current	9,090	5,620	8,139
Goodwill	100,742	24,779	24,376
Other assets, net	17,892	5,585	5,771

Total assets	$472,195	$285,999	$308,720

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$—	$—
Accounts payable and other accrued expenses	33,958	24,120	29,425
Customer layaway deposits	3,603	2,254	2,327
Federal income taxes payable	1,988	—	246

Total current liabilities	49,549	26,374	31,998

Long-term debt, less current maturities	27,500	—	—
Deferred gains and other long-term liabilities	3,352	2,909	3,672
Commitments and contingencies	—	—	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; 45,692,294 issued and 45,682,294 outstanding at June 30, 2009; 38,497,830 issued and 38,470,731 outstanding at June 30, 2008; 38,564,331 issued and 38,554,331 outstanding at September 30, 2008	457	385	386
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	215,961	134,598	135,895
Retained earnings	181,703	118,139	134,170
Treasury stock, at cost; 10,000 shares at June 30, 2009 and September 30, 2008; 30,000 shares at June 30, 2008	(12)	(35)	(12)
Accumulated other comprehensive income (loss)	(6,345)	3,599	2,581

Total stockholders’ equity	391,794	256,716	273,050

Total liabilities and stockholders’ equity	$472,195	$285,999	$308,720

See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues:
Sales	$81,309	$53,635	$234,902	$170,472
Pawn service charges	32,880	22,691	92,777	67,384
Signature loan fees	30,815	31,223	98,409	94,917
Auto title loan fees	1,030	—	1,666	—
Other	1,740	521	4,901	1,228

Total revenues	147,774	108,070	432,655	334,001

Cost of goods sold	50,965	31,460	147,816	101,732
Signature loan bad debt	8,618	8,545	23,174	24,847
Auto title loan bad debt	104	—	153	—

Net revenues	88,087	68,065	261,512	207,422

Operating expenses:
Operations	53,833	39,873	151,955	117,308
Administrative	9,687	8,527	29,892	25,418
Depreciation and amortization	3,254	3,081	9,471	9,027
(Gain) loss on sale / disposal of assets	(146)	284	(967)	527

Total operating expenses	66,628	51,765	190,351	152,280

Operating income	21,459	16,300	71,161	55,142

Interest income	(59)	(165)	(257)	(359)
Interest expense	428	72	1,064	228
Equity in net income of unconsolidated affiliate	(851)	(997)	(3,163)	(3,162)
Other	11	11	38	11

Income before income taxes	21,930	17,379	73,479	58,424
Income tax expense	7,545	6,552	25,946	22,026

Net income	$14,385	$10,827	$47,533	$36,398

Net income per common share:
Basic	$0.30	$0.26	$1.01	$0.88

Diluted	$0.29	$0.25	$1.00	$0.84

Weighted average shares outstanding:
Basic	48,628	41,419	46,932	41,380
Diluted	49,279	43,325	47,724	43,269
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
	(In thousands)
Operating Activities:
Net income	$47,533	$36,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,471	9,027
Payday loan and auto title loan loss provisions	6,295	5,666
Deferred taxes	626	(856)
Net (gain) loss on sale or disposal of assets	(967)	527
Share-based compensation	2,753	2,826
Income from investment in unconsolidated affiliate	(3,163)	(3,162)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	768	1,196
Inventory, net	905	(120)
Prepaid expenses, other current assets, and other assets, net	(2,571)	271
Accounts payable and accrued expenses	(4,663)	(1,327)
Customer layaway deposits	286	198
Deferred gains and other long-term liabilities	(265)	(46)
Excess tax benefit from stock-based compensation	(1,724)	(352)
Federal income taxes	3,566	(5,003)

Net cash provided by operating activities	58,850	45,243

Investing Activities:
Loans made	(317,064)	(245,280)
Loans repaid	204,806	152,840
Recovery of pawn loan principal through sale of forfeited collateral	113,040	80,751
Additions to property and equipment	(14,350)	(13,094)
Acquisitions, net of cash acquired	(41,002)	(15,467)
Dividends from unconsolidated affiliate	1,634	1,745
Proceeds from sale of assets	1,062	—

Net cash used in investing activities	(51,874)	(38,505)

Financing Activities:
Proceeds from exercise of stock options and warrants	4,907	189
Stock issuance costs related to acquisitions	(442)	—
Excess tax benefit from stock-based compensation	1,724	352
Debt issuance costs	(1,178)	—
Proceeds from bank borrowings	40,000	—
Payments on bank borrowings	(32,885)	—

Net cash provided by financing activities	12,126	541

Change in cash and cash equivalents	19,102	7,279
Cash and cash equivalents at beginning of period	27,444	22,533

Cash and cash equivalents at end of period	$46,546	$29,812

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$109,258	$81,115
Foreign currency translation adjustment	$8,926	$(997)
Cumulative effect of adopting a new accounting principle	$—	$106
Acquisition-related stock issuance	$71,197	$—
Issuance of common stock to 401(k) plan	$—	$135
See Notes to Interim Condensed Consolidated Financial Statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
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
Our business is subject to seasonal variations, and operating results for the three and nine-month periods ended June 30, 2009 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
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
SIGNATURE LOAN CREDIT SERVICE REVENUE RECOGNITION: We earn credit service fees when we assist customers in obtaining signature loans from unaffiliated lenders. We initially defer recognition of the fees we expect to collect, net of direct expenses, and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default, and increase credit service fee revenue upon collection. Signature loan credit service revenue is included in “Signature loan fees” on our statements of operations.
SIGNATURE LOAN CREDIT SERVICE BAD DEBT: We issue letters of credit to enhance the creditworthiness of our credit service customers seeking signature loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed the lenders by the borrowers plus any insufficient funds fee. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
The majority of our credit service customers obtain short-term signature loans with a single maturity date. These short-term loans, with maturity dates averaging about 18 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain installment loans with a series of payments due over as much as a five-month period. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted.

ALLOWANCE FOR LOSSES ON SIGNATURE LOAN CREDIT SERVICES: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At June 30, 2009, the allowance for Expected LOC Losses on signature loans was $1.5 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $22.2 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At June 30, 2009, the inventory valuation allowance was $6.0 million, or 9.4% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
PROPERTY AND EQUIPMENT: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 2 to 8 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $99.2 million at June 30, 2009.
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

FOREIGN CURRENCY TRANSLATION: Our equity investment in Albemarle & Bond is translated from the U.K. pound into U.S. dollars at the exchange rate as of Albemarle & Bond’s balance sheet date. The related interest in Albemarle & Bond’s net income is translated at the average exchange rate for each six-month period reported by Albemarle & Bond. The functional currency of our wholly-owned Empeño Fácil pawn segment is the Mexican peso. Empeño Fácil’s balance sheet accounts are translated into U.S. dollars at the exchange rate at the end of each quarter, and its earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from Albemarle & Bond and Empeño Fácil as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.
INCOME TAXES: We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of assets and liabilities and their tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted.
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
We determine the fair value of financial instruments by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature. We consider investments with maturities of 90 days or less when purchased to be cash equivalents. The recorded value of our outstanding debt is assumed to estimate its fair value, as it has no prepayment penalty and a floating interest rate based on market rates.
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

In April 2008, FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. We must adopt FSP FAS 142-3 in our fiscal year ending September 30, 2010. We do not expect adoption of FSP FAS 142-3 to have a material effect on our financial position, results of operations or cash flows.
In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair value of financial instruments in interim and annual financial statements. We adopted this standard on June 30, 2009, resulting in no effect on our financial position, results of operations or cash flows.
In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS No. 165 requires us to recognize, in the financial statements, subsequent events that provide additional information about conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS No. 165. We adopted this standard on June 30, 2009, resulting in no effect on our financial position, results of operations or cash flows.
In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No 46(R)” (“SFAS No. 167”). SFAS No. 167 retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special purpose entities, as the concept of these entities was eliminated in SFAS No. 166. We must adopt this standard in our fiscal year beginning October 1, 2010. We expect adoption of SFAS No. 167 will have no effect on our financial position, results of operations or cash flows.
In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168, the FASB Accounting Standards Codification will become the only source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) to be applied by non-governmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. We must adopt this standard September 30, 2009. As the Codification does not create new accounting rules but only provides a comprehensive system to reorganize existing U.S. GAAP in a single authoritative source, its adoption will have no effect on our financial position, results of operations or cash flows.

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
Since the date of acquisition, the total purchase price increased approximately $48,000 due to additional transaction related costs that were not known at the point of acquisition. We engaged an external valuation specialist as part of our process in determining the fair values. Taking into consideration their updated analysis and facts learned after the acquisition, the preliminary purchase price allocation was adjusted.
The estimated fair values of the assets acquired and liabilities assumed are preliminary. We are gathering information to finalize the valuation of assets and liabilities. Any subsequent adjustments to separately identified tangible or intangible assets will be recorded with an offsetting adjustment to goodwill. We will complete the valuation within a year of the acquisition. Other assets recorded include the estimated $6.7 million value of pawn licenses acquired. As these are considered indefinite lived intangible assets, they will not be amortized but will be tested at least annually for potential impairment.
The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisition. These benefits include a greater presence in a prime pawn market, a meaningful entry into the auto title loan business, increased scale and the ability to implement certain processes and practices at the acquired stores in our existing and planned other operations. The goodwill arising from this acquisition was recorded in the U.S. Pawn segment and is expected to be fully deductible for tax purposes over the fifteen years following the acquisition.

The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material to our consolidated financial position or results of operations.
The purchase price is preliminarily allocated as follows, including the adjustments discussed above (in thousands):

Current assets:
Pawn loans	$5,442
Payday loans, net	55
Auto title loans, net	1,090
Pawn service charges receivable, net	1,231
Signature loan fees receivable, net	7
Auto title loan fees receivable, net	84
Inventory, net	2,860
Deferred tax asset, net	334
Prepaid expenses and other assets	79

Total current assets	11,182

Property and equipment, net	392
Goodwill	16,312
Other assets, net	6,711

Total assets	$34,597

Liabilities:
Accounts payable and other accrued expenses	$(27)
Customer layaway deposits	(135)

Total liabilities	(162)

Net assets acquired	$34,435

On December 31, 2008, we acquired through a merger all of the capital stock of Value Financial Services, Inc. (“VFS”) for a total estimated acquisition price of $77.7 million plus the assumption of VFS’s debt of $30.4 million, aggregating to approximately $108.1 million. VFS operated 67 pawn stores, located mostly in Florida. See our registration statement on Form S-4 (File number 333-153703), as amended and filed with the SEC on December 2, 2008, for a detailed description of the procedure for calculation and payment of the merger consideration to VFS shareholders.
The total purchase price was comprised of the issuance of approximately 4.1 million shares of EZCORP’s Class A Non-voting Common Stock originally valued at $64.6 million, $13.6 million of cash paid to VFS shareholders, and transaction costs of $0.9 million, less $1.4 million of cash acquired. We estimated the fair value of the stock issued in the acquisition at $15.92 per share, based on the average daily closing market price of our stock from two days before to two days after the announcement of the merger agreement.
Since the date of acquisition, the total purchase price increased approximately $0.3 million due to additional transaction related costs identified after the point of acquisition. We engaged an external valuation specialist as part of our process in determining the fair values. Taking into consideration their updated analysis and facts learned after the acquisition, the preliminary purchase price allocation was adjusted.
The estimated fair values of the assets acquired and liabilities assumed are preliminary. We are gathering information to finalize the valuation of assets and liabilities. Any subsequent adjustments to separately identified tangible or intangible assets will be recorded with an offsetting adjustment to goodwill. We will complete the valuation within a year of the acquisition. Other assets recorded include the estimated $4.9 million fair value of the acquired trademark and trade names and $0.6 million of favorable lease assets. As we expect to use the trademark and trade names indefinitely, they will not be amortized but will be tested at least annually for potential impairment. The favorable lease assets will be amortized over the related lease terms used for straight-line rent purposes.

The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisition. These benefits include a greater presence in prime pawn markets including making us the largest pawnshop operator in Florida, expected administrative savings, increased scale and the ability to implement certain processes and practices at the acquired company in our existing and future operations. The goodwill arising from this acquisition was recorded in the U.S. Pawn segment and is not expected to be deductible for tax purposes due to the acquisition being a stock acquisition rather than an asset acquisition.
The purchase price is preliminarily allocated as follows, including the adjustments discussed above (in thousands):

Current assets:
Pawn loans	$17,886
Pawn service charges receivable, net	3,491
Inventory, net	16,265
Deferred tax asset, net	4,557
Federal income taxes receivable	53
Prepaid expenses and other assets	1,434

Total current assets	43,686

Property and equipment, net	5,580
Deferred tax asset, non-current	1,578
Goodwill	61,542
Other assets, net	5,830

Total assets	$118,216

Current Liabilities:
Current maturities of long-term debt	$(4,000)
Accounts payable and other accrued expenses	(9,276)
Customer layaway deposits	(872)

Total Current liabilities	(14,148)

Long-term debt	(26,385)

Total Liabilities	(40,533)

Net assets acquired	$77,683

The total purchase price presented above excludes contingent consideration paid under the terms of the acquisition, which depended on the price at which VFS shareholders sold their EZCORP shares. Between the closing of the acquisition and June 30, 2009, we paid $10.7 million of contingent consideration to VFS shareholders related to the sale of approximately 3.9 million EZCORP shares. At June 30, 2009, approximately 0.2 million shares remained eligible for contingent payments if the EZCORP shares were sold by May 5, 2009. In accordance with accounting rules for contingent payments based on the acquirer’s stock price, all contingent consideration paid was recorded as a reduction of the additional paid-in capital recorded with the stock issuance and did not change the total recorded purchase price. See our registration statement on Form S-4 (File number 333-153703), as amended and filed with the SEC on December 2, 2008, for a detailed description of the terms of the contingent payments to VFS shareholders.
Separate audited historical financial statements of VFS for the year ended December 31, 2007 and unaudited interim financial statements for the nine months ended September 30, 2008 are presented in our registration statement on Form S-4 (File number 333-153703) filed with the SEC on December 2, 2008.
The results of the acquired stores have been consolidated with our results since their acquisition. The following table summarizes unaudited pro forma condensed combined statements of operations assuming the acquisition had occurred on the first day of fiscal 2008. Although VFS’s historical fiscal year ends on a different date than that of EZCORP, all VFS data included in the pro forma information are actual amounts for the periods indicated. We have not finalized our purchase price allocation, and accordingly, this pro forma information does not include all potential adjustments to that allocation or costs related to the acquisition.

We expect and have realized operating synergies and administrative savings. These come primarily from using the best practices from EZCORP and VFS in each business, economies of scale, reduced administrative support staff and the closure of VFS’s corporate offices. The pro forma information does not include any potential operating efficiencies or cost savings from expected synergies. The pro forma information is not necessarily an indication of the results that would have been achieved had the acquisition been completed as of the date indicated or that may be achieved in the future. As VFS was acquired December 31, 2008, the information presented below for the three months ended June 30, 2009 includes the results from VFS, requiring no pro forma adjustments for that period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited and Pro Forma)
	(In thousands, except per share amounts)
Revenues:
Sales	$81,309	$74,055	$262,817	$237,289
Pawn service charges	32,880	30,453	101,627	90,099
Signature loan fees	30,815	31,223	98,409	94,917
Auto title loan fees	1,030	—	1,666	—
Other	1,740	884	5,373	2,406

Total revenues	147,774	136,615	469,892	424,711

Cost of goods sold	50,965	43,833	164,967	142,305
Signature loan bad debt	8,618	8,545	23,174	24,847
Auto title loan bad debt	104	—	153	—

Net revenues	88,087	84,237	281,598	257,559

Operating expenses:
Operations	53,833	49,585	162,824	146,343
Administrative	9,687	11,333	35,249	35,237
Depreciation and amortization	3,254	3,558	9,744	10,482
(Gain) loss on sale/disposal of assets	(146)	293	(938)	588

Total operating expenses	66,628	64,769	206,879	192,650

Operating income	21,459	19,468	74,719	64,909

Interest expense, net	369	396	1,296	1,336
Equity in net income of unconsolidated affiliate	(851)	(997)	(3,163)	(3,162)
Other	11	11	38	11

Income before income taxes	21,930	20,058	76,548	66,724
Income tax expense	7,545	7,623	27,129	25,149

Net income	$14,385	$12,435	$49,419	$41,575

Net income per common share:
Basic	$0.30	$0.27	$1.02	$0.91

Diluted	$0.29	$0.26	$1.01	$0.88

Weighted average shares outstanding:
Basic	48,628	45,477	48,285	45,438
Diluted	49,279	47,383	49,077	47,327
The table above includes an actual (for the three months ended June 30, 2009) or pro forma loss of interest income from cash paid to former VFS shareholders through June 30, 2009 for contingent consideration. It does not include a pro forma loss of interest income for any contingent payments that will be required on the sale of the 0.2 million EZCORP shares remaining eligible for contingent consideration at June 30, 2009, as we do not yet know the amount of contingent consideration we will pay related to those shares, if any. As discussed above, we expect little to no additional claims for contingent consideration.

The following items occurred in the six months ended March 31, 2008 and, as a result, are included in pro forma results for the nine-month period ended June 30, 2008 but are excluded from the quarter then ended. Included in pro forma administrative expense in the nine months ended June 30, 2008 is a non-recurring $1.2 million charge for the write-off of costs related to VFS’s previously planned initial public offering, which it abandoned to pursue the acquisition by EZCORP. Included in the pro forma administrative expense in the nine months ended June 30, 2008 is a non-recurring charge of $0.8 million for VFS’s in-process development of a point of sale system that was abandoned and replaced by EZCORP’s point of sale system.
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
Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (A)	$14,385	$10,827	$47,533	$36,398

Weighted average outstanding shares of common stock (B)	48,628	41,419	46,932	41,380
Dilutive effect of stock options, warrants, and restricted stock	651	1,906	792	1,889

Weighted average common stock and common stock equivalents (C)	49,279	43,325	47,724	43,269

Basic earnings per share (A/B)	$0.30	$0.26	$1.01	$0.88

Diluted earnings per share (A/C)	$0.29	$0.25	$1.00	$0.84

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
Note E: Investment in Unconsolidated Affiliate
At June 30, 2009, we owned 16,298,875 common shares of Albemarle & Bond Holdings, plc, or approximately 29.58% of Albemarle & Bond’s total outstanding shares. The investment is accounted for using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our year-to-date period ended June 30, 2009 represents our percentage interest in the estimated results of Albemarle & Bond’s operations from July 1, 2008 to March 31, 2009.

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
Note G: Comprehensive Income
Certain revenues, expenses, gains and losses are excluded from net income and instead are included as a component of total stockholders’ equity. Comprehensive income includes these items plus all items recognized in net income. Comprehensive income for the quarter and year-to-date periods ended June 30, 2009 was $15.7 million and $38.6 million. For the comparable 2008 periods, comprehensive income was $11.5 million and $37.4 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with SFAS No. 52, “Foreign Currency Translation.” At June 30, 2009, the accumulated balance of foreign currency activity excluded from net income was $(7.6) million, net of applicable tax of $1.3 million. The net $(6.3) million is presented as “Accumulated other comprehensive income (loss)” in the balance sheet at June 30, 2009.
Note H: Long-term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, maturing December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At June 30, 2009, $37.5 million was outstanding under the term loan, but the $80 million revolving credit facility remained unused.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. We may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 175 to 250 basis points or the base rate plus 0 to 50 basis points, depending upon the leverage ratio computed at the end of each calendar quarter. Our rates are currently at the minimum of the range. Regardless of our leverage ratio and as an inducement to our lenders, we paid interest at the Eurodollar rate plus 250 basis points from December 31, 2008 through June 30, 2009. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2009 and expect to remain in compliance based on our current and anticipated performance. The payment of dividends is prohibited and additional debt is restricted.
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
Deferred financing costs of $1.0 million related to our credit agreement are included in Other assets, net in our June 30, 2009 balance sheet. These costs are being amortized to interest expense over their three-year estimated useful life.

Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	June 30, 2009	June 30, 2008	September 30, 2008
	(In thousands)
Pawn licenses	$8,229	$1,549	$1,549
Trade Name	4,870	—	—
Goodwill	100,742	24,779	24,376

Total	$113,841	$26,328	$25,925

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	June 30, 2009		June 30, 2008		September 30, 2008
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(334)	$345	$(311)	$345	$(318)
Real estate finders’ fees	556	(357)	556	(340)	556	(345)
Non-compete agreements	2,534	(1,095)	2,998	(712)	2,899	(829)
Favorable lease asset	644	(63)	—	—	—	—

Total	$4,079	$(1,849)	$3,899	$(1,363)	$3,800	$(1,492)

Total amortization expense from definite-lived intangible assets for the quarter and year-to-date periods ended June 30, 2009 was $121,000 and $359,000. For the comparable 2008 periods, amortization expense was $146,000 and $414,000. The favorable lease asset is amortized to rent expense and is included in Operations expense on our statements of operations. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2008, including the effect of current year acquisitions (in thousands):

Fiscal Year	Amortization Expense
2009	$480
2010	$472
2011	$465
2012	$433
2013	$30
These amounts exclude amortization of the favorable lease asset, which is amortized to rent expense over the related lease terms. As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Common Stock, Warrants, Options, and Share-based Compensation
Our income includes the following share-based compensation expense, determined in accordance with the fair value provisions of SFAS No. 123(R):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Gross share-based compensation cost	$971	$902	$2,753	$2,826
Income tax benefit	(320)	(275)	(946)	(874)

Share-based compensation cost, net of tax benefit	$651	$627	$1,807	$1,952

Stock option and warrant exercises resulted in the issuance of 53,649 shares of Class A Non-voting Common Stock in the current quarter for total proceeds of $0.2 million. For the current year-to-date period, 1,501,063 shares of Class A Non-voting Common Stock were issued for total proceeds of $4.9 million. Also, on October 2, 2008, restrictions lapsed on 324,000 restricted shares granted in October 2006 to our Chief Executive Officer and the Chairman of our Board of Directors. On January 14, 2009, restrictions lapsed on 120,000 restricted shares granted in January 2004 to our Chief Executive Officer. These restriction lapses resulted in the increase in the shares of Class A Non-voting Common Stock outstanding.
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
Note K: Income Taxes
The current quarter’s effective tax rate is 34.4% of pretax income compared to 37.7% for the prior year quarter. For the current year-to-date period, the effective tax rate is 35.3% compared to 37.7% in the prior year-to-date period. The decrease in effective tax rates is primarily due to the current year refund claim for prior year tax credits, current year tax credits, and a lower expected Texas margin tax than in the prior year period.

Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 370 domestic pawn stores, offers signature loans in 77 pawn stores and six EZMONEY stores and offers auto title loans in 35 pawn stores.
•	The Empeño Fácil segment offers pawn related activities in 47 Mexico pawn stores.
•	The EZMONEY Operations segment offers signature loans in 474 domestic EZMONEY stores and offers auto title loans in 246 of these EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Three Months Ended June 30, 2009:
Revenues:
Sales	$78,519	$2,790	$—	$81,309
Pawn service charges	31,409	1,471	—	32,880
Signature loan fees	523	—	30,292	30,815
Auto title loan fees	430	—	600	1,030
Other	1,706	34	—	1,740

Total revenues	112,587	4,295	30,892	147,774

Cost of goods sold	49,157	1,808	—	50,965
Signature loan bad debt	237	—	8,381	8,618
Auto title loan bad debt	30	—	74	104

Net revenues	63,163	2,487	22,437	88,087

Operations expense	37,719	1,441	14,673	53,833

Store operating income	$25,444	$1,046	$7,764	$34,254

Three Months Ended June 30, 2008:
Revenues:
Sales	$51,799	$1,836	$—	$53,635
Pawn service charges	21,378	1,313	—	22,691
Signature loan fees	650	—	30,573	31,223
Auto title loan fees	—	—	—	—
Other	521	—	—	521

Total revenues	74,348	3,149	30,573	108,070

Cost of goods sold	30,301	1,159	—	31,460
Signature loan bad debt	202	—	8,343	8,545
Auto title loan bad debt	—	—	—	—

Net revenues	43,845	1,990	22,230	68,065

Operations expense	24,831	1,065	13,977	39,873

Store operating income	$19,014	$925	$8,253	$28,192

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Nine Months Ended June 30, 2009:
Revenues:
Sales	$227,494	$7,408	$—	$234,902
Pawn service charges	88,558	4,219	—	92,777
Signature loan fees	1,766	—	96,643	98,409
Auto title loan fees	991	—	675	1,666
Other	4,866	35	—	4,901

Total revenues	323,675	11,662	97,318	432,655

Cost of goods sold	143,167	4,649	—	147,816
Signature loan bad debt	581	—	22,593	23,174
Auto title loan bad debt	72	—	81	153

Net revenues	179,855	7,013	74,644	261,512

Operations expense	102,764	4,024	45,167	151,955

Store operating income	$77,091	$2,989	$29,477	$109,557

Nine Months Ended June 30, 2008:
Revenues:
Sales	$165,749	$4,723	$—	$170,472
Pawn service charges	64,089	3,295	—	67,384
Signature loan fees	2,131	—	92,786	94,917
Auto title loan fees	—	—	—	—
Other	1,224	4	—	1,228

Total revenues	233,193	8,022	92,786	334,001

Cost of goods sold	98,853	2,879	—	101,732
Signature loan bad debt	741	—	24,106	24,847
Auto title loan bad debt	—	—	—	—

Net revenues	133,599	5,143	68,680	207,422

Operations expense	72,831	2,810	41,667	117,308

Store operating income	$60,768	$2,333	$27,013	$90,114

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Consolidated store operating income	$34,254	$28,192	$109,557	$90,114
Administrative expenses	9,687	8,527	29,892	25,418
Depreciation and amortization	3,254	3,081	9,471	9,027
(Gain) loss on sale / disposal of assets	(146)	284	(967)	527
Interest income	(59)	(165)	(257)	(359)
Interest expense	428	72	1,064	228
Equity in net income of unconsolidated affiliate	(851)	(997)	(3,163)	(3,162)
Other	11	11	38	11

Consolidated income before income taxes	$21,930	$17,379	$73,479	$58,424

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at June 30, 2009:
Pawn loans	$91,451	$3,197	$—	$94,648
Payday loans, net	463	—	7,186	7,649
Auto title loans, net	695	—	431	1,126
Inventory, net	54,115	3,026	—	57,141

Total separately identified recorded segment assets	$146,724	$6,223	$7,617	$160,564

Brokered signature loans outstanding from unaffiliated lenders	$260	$—	$20,673	$20,933
Brokered auto title loans outstanding from unaffiliated lenders	$133	$—	$1,040	$1,173

Assets at June 30, 2008:
Pawn loans	$63,741	$4,281	$—	$68,022
Payday loans, net	421	—	6,177	6,598
Auto title loans, net	—	—	—	—
Inventory, net	37,303	2,141	—	39,444

Total separately identified recorded segment assets	$101,465	$6,422	$6,177	$114,064

Brokered signature loans outstanding from unaffiliated lenders	$390	$—	$22,009	$22,399
Brokered auto title loans outstanding from unaffiliated lenders	$—	$—	$—	$—

Assets at September 30, 2008:
Pawn loans	$71,393	$4,543	$—	$75,936
Payday loans, net	472	—	6,652	7,124
Auto title loans, net	—	—	1	1
Inventory, net	40,357	2,852	—	43,209

Total separately identified recorded segment assets	$112,222	$7,395	$6,653	$126,270

Brokered signature loans outstanding from unaffiliated lenders	$384	$—	$23,169	$23,553
Brokered auto title loans outstanding from unaffiliated lenders	$—	$—	$—	$—
Brokered loans are not recorded as an asset on our balance sheets, as we do not own a participation in the loans made by independent lenders. We monitor the principal balance of these loans, as our credit service fees, auto title loan fees and bad debt are directly related to their volume due to the letters of credit we issue on these loans. The balances shown above are the gross principal balances of the loans outstanding at the specified dates.

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
Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended June 30, 2009 and 2008 (the current and prior year quarters):

	Three Months Ended June 30,		Percentage
	2009	2008	Change
	(in thousands)
Net revenues:
Sales	$81,309	$53,635	51.6%
Pawn service charges	32,880	22,691	44.9%
Signature loan fees	30,815	31,223	(1.3)%
Auto title loan fees	1,030	—	N/A
Other	1,740	521	234.0%

Total revenues	147,774	108,070	36.7%

Cost of goods sold	50,965	31,460	62.0%
Signature loan bad debt	8,618	8,545	0.9%
Auto title loan bad debt	104	—	N/A

Net revenues	$88,087	$68,065	29.4%

Net income	$14,385	$10,827	32.9%

Nine Months Ended June 30, 2009 vs. Nine Months Ended June 30, 2008
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2009 and 2008 (the current and prior year-to-date periods):

	Nine Months Ended June 30,		Percentage
	2009	2008	Change
	(in thousands)
Net revenues:
Sales	$234,902	$170,472	37.8%
Pawn service charges	92,777	67,384	37.7%
Signature loan fees	98,409	94,917	3.7%
Auto title loan fees	1,666	—	N/A
Other	4,901	1,228	299.1%

Total revenues	432,655	334,001	29.5%

Cost of goods sold	147,816	101,732	45.3%
Signature loan bad debt	23,174	24,847	(6.7)%
Auto title loan bad debt	153	—	N/A

Net revenues	$261,512	$207,422	26.1%

Net income	$47,533	$36,398	30.6%

Consolidated signature loan data (combined payday loan and credit service activities) are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Fee revenue	$30,815	$31,223	$98,409	$94,917
Bad debt:
Net defaults, including interest on brokered loans	8,020	8,054	23,169	23,578
Insufficient funds fees, net of collections	248	267	723	862
Change in valuation allowance	313	177	(880)	191
Other related costs	37	47	162	216

Net bad debt	8,618	8,545	23,174	24,847

Fee revenue less bad debt	$22,197	$22,678	$75,235	$70,070

Average signature loan balance outstanding during period (a)	$26,396	$27,514	$28,350	$28,311
Signature loan balance at end of period (a)	$28,582	$28,997	$28,582	$28,997
Participating stores at end of period	557	532	557	532
Signature loan bad debt, as a percent of fee revenue	28.0%	27.4%	23.5%	26.2%
Net default rate (a) (b)	5.2%	5.0%	4.8%	4.8%

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
At 897 locations open on June 30, 2009, we lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We offer pawn loans in our 370 domestic pawn stores (operating as EZPAWN or Value Pawn) and 47 Mexico pawn stores (operating as Empeño Fácil). Pawn loans are non-recourse loans collateralized by tangible personal property. At these stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to customers looking for good value. In our 480 EZMONEY stores (six of which are managed by our U.S. Pawn Operations segment) and 77 of our domestic pawn stores open June 30, 2009, we offer short-term non-collateralized loans, often called payday loans, or fee-based credit services to customers seeking loans (collectively, “signature loans”). In 246 of our EZMONEY stores and 35 of our domestic pawn stores, we offer 30-day auto title loans collateralized by the titles to borrowers’ automobiles, or fee-based credit services to customers seeking auto title loans (collectively, “auto title loans”).
We manage our business as three segments. The U.S. Pawn Operations segment offers pawn related activities in all 370 U.S. pawn stores, signature loans in 77 U.S. pawn stores and six EZMONEY stores, and auto title loans in 35 U.S. pawn stores. The Empeño Fácil segment offers pawn related activities in all 47 Mexico pawn stores. The EZMONEY Operations segment offers signature loans in 474 EZMONEY stores and offers auto title loans in 246 of these stores. This segment accounts for approximately 98% of our consolidated signature loan revenues and 58% of our auto title loan revenues in the current quarter. The following tables present store data by operating segment:

	Three Months Ended June 30, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	377	45	476	898
New openings	—	2	2	4
Acquired	—	—	—	—
Sold, combined, or closed	(1)	—	(4)	(5)

End of period	376	47	474	897

Average number of stores during the period	377	46	475	897

	Nine Months Ended June 30, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	38	471	809
New openings	—	8	16	24
Acquired	77	1	—	78
Sold, combined, or closed	(1)	—	(13)	(14)

End of period	376	47	474	897

Average number of stores during the period	355	42	473	870

Composition of ending stores:
Pawn	370	47	—	417
Signature loan stores adjoining domestic pawn stores	6	—	151	157
Signature loan stores — free standing	—	—	323	323

Total stores in operation	376	47	474	897

Total stores offering signature loans	83	—	474	557
Total stores offering auto title loans	35	—	246	281

	Three Months Ended June 30, 2008
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	26	456	782
New openings	—	4	13	17
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(14)	(14)

End of period	300	30	455	785

Average number of stores during the period	300	28	459	787

	Nine Months Ended June 30, 2008
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	6	47	53
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(19)	(19)

End of period	300	30	455	785

Average number of stores during the period	300	24	446	770

Composition of ending stores:
Pawn	294	30	—	324
Signature loan stores adjoining domestic pawn stores	6	—	150	156
Signature loan stores — free standing	—	—	305	305

Total stores in operation	300	30	455	785

Total stores offering signature loans	77	—	455	532
Total stores offering auto title loans	—	—	—	—
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month, or 240% annually. Our average U.S. pawn loan amount typically ranges between $80 and $100 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 13% to 20% per month, but a majority of our pawn loans earn 18% net of applicable taxes. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.
In our pawnshops, we acquire inventory for retail sales primarily through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise.

One indicator of lower marketability is how long we have held the inventory. The table below summarizes the age of our inventory and the related valuation allowance on a consolidated basis:

	June 30, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Jewelry:
Gross inventory held one year or less	$27,424	79.1%	$20,362	81.5%
Gross inventory held more than one year	7,235	20.9%	4,624	18.5%

Total jewelry inventory, gross	34,659	100.0%	24,986	100.0%

General merchandise:
Gross inventory held one year or less	26,414	92.9%	17,456	93.1%
Gross inventory held more than one year	2,022	7.1%	1,302	6.9%

Total general merchandise, gross	28,436	100.0%	18,758	100.0%

Total inventory:
Gross inventory held one year or less	53,838	85.3%	37,818	86.5%
Gross inventory held more than one year	9,257	14.7%	5,926	13.5%

Total inventory, gross	63,095	100.0%	43,744	100.0%
Valuation allowance	(5,954)	(9.4%)	(4,300)	(9.8%)

Total inventory, net	$57,141		$39,444

We record a valuation allowance for shrinkage and excess, obsolete, or slow-moving inventory based on the type and age of merchandise and recent sales trends and margins. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 9.4% of gross inventory at June 30, 2009 compared to 9.8% at June 30, 2008. Changes in the valuation allowance are charged to merchandise cost of goods sold.
At June 30, 2009, 295 of our 480 EZMONEY stores and 44 of our 370 domestic pawn stores offered credit services to customers seeking signature loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain short-term loans, with principal amounts up to $1,500 but averaging about $550. Terms of these short-term loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our short-term loan credit services. In 89 of the EZMONEY stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,000. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At June 30, 2009, short-term loans comprised 97% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 3%.
We earn payday loan fee revenues on our payday loans. In 33 domestic pawn stores and 185 EZMONEY stores, we make payday loans subject to state law. The average payday loan amount is approximately $430 and the term is generally less than 30 days, averaging about 17 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
At June 30, 2009, 246 of our EZMONEY stores and 35 of our U.S. pawn stores offered auto title loans, or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $150 to $9,000, but average about $700. We earn a fee of 12.5% to 25% of auto title loan amounts.

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
On December 31, 2008, we acquired Value Financial Services, Inc. (“VFS”). We acquired VFS’s 67 pawn stores, mostly in Florida, for a total acquisition price of $77.7 million, plus the assumption of VFS’s debt of $30.4 million, for an aggregate cost of approximately $108.1 million. In accordance with accounting rules for contingencies based on our stock price, this excludes $10.7 million of contingent payments made since the acquisition. The contingent payments were recorded as a reduction of Additional paid-in capital. We do not expect any additional contingent payments. Results of the acquired stores are included in our results of operations beginning January 1, 2009.
For the current quarter, consolidated total revenues increased 37%, or $39.7 million to $147.8 million, compared to the prior year quarter. Same store total revenues increased 2%, with the remainder of the increase coming from acquired stores. The overall increase in total consolidated revenues was comprised of a $27.7 million increase in merchandise and jewelry scrapping sales, a $10.2 million increase in pawn service charges, $1.0 million in auto title loan fees introduced this year and a $1.2 million increase in other revenues, partially offset by a $0.4 million decrease in signature loan fees. The 78 pawn stores acquired in the December 2008 quarter contributed total revenues of $35.1 million, store operating income of $6.1 million, operating income of $5.3 million, and net income of $3.2 million. The acquired stores contributed approximately $0.04 diluted earnings per share in the current quarter after the effect of shares issued in the acquisitions.
In the current quarter, the U.S. Pawn Operations segment contributed $6.4 million greater store operating income compared to the prior year quarter, primarily from the $6.1 million store operating income at acquired domestic pawn stores. Our Empeño Fácil segment contributed $0.1 million greater store operating income compared to the prior year quarter. Our EZMONEY Operations segment store operating income decreased $0.5 million, due to lower fees net of bad debt and higher operating costs at new and existing stores. After a $1.2 million increase in administrative expenses and a $0.4 million improvement in gain on the disposal of assets, operating income increased $5.2 million to $21.5 million. After a $0.5 million increase in net interest expense, a $0.1 million decrease in our equity in the net income of Albemarle & Bond and a $1.0 million increase in income taxes, our consolidated net income improved to $14.4 million from $10.8 million in the prior year quarter.

Results of Operations
Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
The following discussion compares our results of operations for the quarter ended June 30, 2009 to the quarter ended June 30, 2008. The discussion should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Sales	$78,519	$51,799
Pawn service charges	31,409	21,378
Signature loan fees	523	650
Auto title loan fees	430	—
Other	1,706	521

Total revenues	112,587	74,348

Cost of goods sold	49,157	30,301
Signature loan bad debt	237	202
Auto title loan bad debt	30	—

Net revenues	63,163	43,845

Operations expense	37,719	24,831

Store operating income	$25,444	$19,014

Other data:
Gross margin on sales	37%	42%
Annualized inventory turnover	3.7x	3.5x
Average pawn loan balance per pawn store at quarter end	$247	$217
Average inventory per pawn store at quarter end	$146	$127
Average yield on pawn loan portfolio (a)	150%	145%
Pawn loan redemption rate	79%	80%
Average signature loan balance per store offering signature loans at quarter end (b)	$9	$11
Average auto title loan balance per store offering auto title loans at quarter end (c)	$24	$—

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn segment total revenues increased $38.2 million, or 51% from the prior year quarter to $112.6 million. Same store total revenues increased $3.1 million, or 4% , and acquired stores contributed $35.1 million. The overall increase in total revenues was comprised of a $26.7 million increase in merchandise and jewelry scrapping sales, a $10.0 million increase in pawn service charges, a $1.2 million increase in other revenues and $0.4 million in auto title loan revenues, offset by a $0.1 million decrease in signature loan revenues. The U.S. Pawn segment accounted for 76% of our consolidated total revenues in the current quarter.
Our current quarter U.S. pawn service charge revenues increased $10.0 million, or 47% from the prior year quarter to $31.4 million. Same store pawn service charges increased $1.6 million, or 8%, and acquired stores contributed $8.4 million. The same store improvement was due primarily to a 6% higher average same store pawn loan balance.

The table below presents our sales volume, gross profit, and gross margins in the U.S. Pawn Operations segment:

	Three Months Ended June 30,
	2009	2008
	(Dollars in millions)

Merchandise sales	$48.2	$34.1
Jewelry scrapping sales	30.3	17.7

Total sales	$78.5	$51.8

Gross profit on merchandise sales	$18.5	$14.4
Gross profit on jewelry scrapping sales	$10.8	$7.1

Gross margin on merchandise sales	38.5%	42.3%
Gross margin on jewelry scrapping sales	35.6%	39.9%
Overall gross margin	37.4%	41.5%
The current quarter’s merchandise sales gross profit increased $4.1 million, or 28% from the prior year quarter to $18.5 million. This was due to $14.9 million in sales from the 77 domestic pawn stores acquired in November and December 2008, partially offset by a $0.8 million, or 2% decrease in same store sales and a 3.8 percentage point decrease in gross margins to 38.5%. Same store sales of general merchandise increased 4%, while same store jewelry sales decreased 5% as gold jewelry has become more expensive and as customer purchases of luxury items slowed in the current environment. The decrease in gross margins was due primarily to more aggressive discounting of jewelry in a more challenging retail environment in the current quarter.
The current quarter’s gross profit on jewelry scrapping sales increased $3.7 million, or 53% from the prior year quarter to $10.8 million on greater volume and a 4.3 percentage point decrease in gross margins to 35.6%. Acquired stores contributed $4.2 million, offset by a $0.5 million same store decrease in scrap gross profit. Including $11.3 million from acquired stores, scrapping revenues increased $12.7 million, or 72%, on 75% more volume, partially offset by a 2% decrease in proceeds realized per gram of jewelry scrapped. Jewelry scrapping sales in both the current and prior year quarters include the sale of approximately $0.5 million of loose diamonds removed from scrapped jewelry. Primarily as a result of the increased volume, scrap cost of goods increased $8.9 million.
The segment’s signature loan contribution, or fee revenues less bad debt, decreased $0.2 million compared to the prior year quarter to $0.3 million. The decrease resulted from lower fee revenues on a lower average loan balance and an increase in bad debt to 45.3% of fees, from 31.1% in the prior year quarter.
The U.S. pawn segment began offering auto title loans with its acquisition of 11 pawnshops in the Las Vegas, Nevada area in mid-November 2008 and expanded to a total of 35 stores by June 30, 2009. The segment’s auto title loan contribution, or fees less bad debt, was $0.4 million in the current quarter, with bad debt at 7.0% of fees.
Operations expense increased to $37.7 million (60% of net revenues) in the current quarter from $24.8 million (57% of net revenues) in the prior year quarter. The increase in dollar and percentage terms was primarily due to higher operating costs at acquired stores.
In the current quarter, the $19.1 million greater net revenues from U.S. pawn activities and the $0.4 million in auto title loan contribution, partially offset by the $0.2 million decrease in signature loan contribution and the $12.9 million higher operations expense, resulted in a $6.4 million overall increase in store operating income from the U.S. Pawn Operations segment. Acquired stores comprised $6.1 million of the $6.4 million increase in store operating income. For the current quarter, the U.S. Pawn Operations segment made up 74% of consolidated store operating income compared to 68% in the prior year quarter.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Sales	$2,790	$1,836
Pawn service charges	1,471	1,313
Other	34	—

Total revenues	4,295	3,149

Cost of goods sold	1,808	1,159

Net revenues	2,487	1,990

Operations expense	1,441	1,065

Store operating income	$1,046	$925

Other data:
Gross margin on sales	35%	37%
Annualized inventory turnover	2.5x	2.5x
Average pawn loan balance per pawn store at quarter end	$68	$143
Average inventory per pawn store at quarter end	$64	$71
Average yield on pawn loan portfolio (a)	180%	135%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current quarter results was 22% lower than in the prior year quarter. This devaluation of the peso affected all revenue and expense items. A 46% higher store operating income in local currency resulted in a $0.1 million improvement in store operating income to $1.0 million when translated into U.S. dollars. The following comments discuss the segment’s results after translation to U.S. dollars.
Empeño Fácil’s total revenues increased $1.1 million, or 36% in the current quarter to $4.3 million. Same store total revenues increased 1%, and new stores contributed $1.1 million. The overall increase in total revenues was comprised of a $0.9 million increase in merchandise and jewelry scrapping sales and a $0.2 million increase in pawn service charges. The Empeño Fácil segment accounted for 3% of our consolidated total revenues in the current quarter.
Empeño Fácil’s pawn service charge revenues increased $0.2 million, or 12% in the current quarter to $1.5 million. Same store pawn service charges decreased approximately $0.1 million, or 9%, and new stores contributed $0.3 million. The same store decrease was due to a $1.4 million lower average loan balance mostly from the peso devaluation, partially offset by a 45 percentage point improvement in total average yield to 180%. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year. The total average loan balance per store decreased due to new stores and a devaluation of the peso between the periods.

The table below presents our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Merchandise sales	$2,285	$1,614
Jewelry scrapping sales	505	222

Total sales	$2,790	$1,836

Gross profit on merchandise sales	$845	$585
Gross profit on jewelry scrapping sales	$137	$92

Gross margin on merchandise sales	37.0%	36.2%
Gross margin on jewelry scrapping sales	27.1%	41.4%
Overall gross margin	35.2%	36.9%
The current quarter’s merchandise gross profit increased $0.3 million from the prior year quarter to $0.8 million. This was due to a $0.1 million, or 4% same store sales increase and $0.6 million in sales from new stores, combined with a 0.8 percentage point increase in gross margins to 37.0%. The gross profit on jewelry scrapping sales was $0.1 million in both the current and prior year quarters, as higher proceeds were offset by a lower gross margin.
Operations expense increased to $1.4 million (58% of net revenues) in the current quarter from $1.1 million (54% of net revenues) in the prior year quarter. The increase was due primarily to new stores which typically produce a loss in their first six to nine months of operation.
In the current quarter, the $0.5 million greater net revenues were partially offset by the $0.4 million higher operations expense, resulting in a $0.1 million increase in store operating income from the Empeño Fácil segment. Empeño Fácil made up 3% of consolidated store operating income in both the current and prior year quarters.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Signature loan fees	$30,292	$30,573
Auto title loan fees	600	—

Total revenues	30,892	30,573

Signature loan bad debt	8,381	8,343
Auto title loan bad debt	74	—

Net revenues	22,437	22,230

Operations expense	14,673	13,977

Store operating income	$7,764	$8,253

Other data:
Signature loan bad debt as a percent of signature loan fees	27.7%	27.3%
Auto title loan bad debt as a percent of auto title loan fees	12.3%	—
Average signature loan balance per store offering signature loans at quarter end (a)	$59	$62
Average auto title loan balance per store offering title loans at quarter end (b)	$6	$—

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $0.3 million, or 1% to $30.9 million, compared to the prior year quarter. The $0.4 million, or 1% decrease in same store total revenues was more than offset by $0.7 million of revenue at new stores net of closed stores, including the 11 Florida stores closed in June 2008. We believe the same store revenue decrease was primarily due to higher levels of unemployment and increased competition in some areas. As unemployment levels have risen, fewer potential customers qualify for a payday loan (a necessary condition) and consumer confidence and the consumer’s willingness to take out a loan, even if employed, is lower. The EZMONEY Operations segment accounted for 21% of our current quarter’s consolidated total revenues.
The segment’s signature loan net revenues decreased $0.3 million, or 1% to $21.9 million in the current quarter. The decrease was primarily due to a lower average signature loan balance, with bad debt marginally higher at 27.7% of fees compared to 27.3% in the prior year quarter.
The segment’s net revenues from auto title loans were $0.5 million in the current quarter, with bad debt at 12.3% of related fees. These loans were not offered in the prior year quarter. We expect continued growth in the contribution from auto title loans as the product matures in the 246 EZMONEY stores currently offering the product and as it is introduced into additional stores.
Operations expense increased to $14.7 million (65% of net revenues) from $14.0 million (63% of net revenues) in the prior year quarter. The increase was mostly from additional labor, rent, and other costs at new and existing stores net of stores closed.
In the current quarter, the $0.3 million lower net revenues from signature loans and $0.7 million greater operations expense were partially offset by the $0.5 million net revenues from auto title loans, resulting in a $0.5 million net decrease in store operating income from the EZMONEY Operations segment. In the current quarter, EZMONEY Operations made up 23% of consolidated store operating income compared to 29% in the prior year quarter.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated among segments.
Administrative expenses in the current quarter were $9.7 million (11% of net revenues) compared to $8.5 million (13% of net revenues) in the prior year quarter. Excluding $0.4 million current quarter expense directly attributable to the 78 stores acquired in November and December 2008 and a $0.6 million settlement of a lawsuit in the prior year quarter, administrative expenses increased $1.4 million. This increase was primarily due to a $0.7 million increase in administrative labor and benefits as we continued to build the infrastructure to support our growth and a $0.5 million increase in professional fees.
Depreciation and amortization expense was $3.3 million in the current quarter, compared to $3.1 million in the prior year quarter. Depreciation on assets placed in service, primarily related to acquired pawn stores and new EZMONEY and Empeño Fácil stores, was largely offset by assets that were retired or became fully depreciated in the period.
In the current quarter, we recognized a $0.1 million net gain on the disposal of assets as insurance proceeds received for destroyed assets exceeded the net book value of those assets, most of which were replaced. In the prior year quarter, we incurred a $0.3 million loss on disposal of assets primarily due to the closure of eleven Florida EZMONEY stores.
We earned $0.1 million of interest income on our invested cash in the current quarter, for an annualized rate of return of 0.5%. In the prior year quarter, we earned $0.2 million of interest income on our invested cash, yielding 2.5%. The yield decreased due to lower market rates in the current quarter.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $2.5 million of these borrowings on April 3, 2009. Our $0.4 million interest expense represents the interest on the borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit. With no debt outstanding in the prior year quarter, interest expense of $0.1 million represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit. Our outstanding term debt requires $2.5 million quarterly principal payments.
Our equity in the net income of Albemarle & Bond decreased $0.1 million, or 15% in the current quarter to $0.9 million. On a constant currency basis, our equity interest in the net income of Albemarle & Bond increased 14%.
The current quarter income tax expense was $7.5 million (34.4% of pretax income) compared to $6.6 million (37.7% of pretax income) for the prior year quarter. The decrease in effective tax rate is primarily due to the current quarter refund claim for prior year tax credits, current quarter tax credits, and a lower expected Texas margin tax than in the prior year period.
Consolidated operating income for the current quarter improved $5.2 million over the prior year quarter to $21.5 million. Contributing to this were the $6.4 million and $0.1 million increases in store operating income in our U.S. Pawn and Empeño Fácil segments and the $0.4 million improvement in gain on disposal of assets, partially offset by the $0.5 million lower store operating income in the EZMONEY segment and the $1.2 million increase in administrative expenses. After a $0.5 million increase in net interest expense, a $1.0 million increase in income taxes and other smaller items, net income improved to $14.4 million from $10.8 million in the prior year quarter. Stores acquired in November and December 2008 contributed $3.2 million of the net income growth.

Nine Months Ended June 30, 2009 vs. Nine Months Ended June 30, 2008
The following discussion compares our results of operations for the nine months ended June 30, 2009 to the nine months ended June 30, 2008. The discussion should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Nine Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Sales	$227,494	$165,749
Pawn service charges	88,558	64,089
Signature loan fees	1,766	2,131
Auto title loan fees	991	—
Other	4,866	1,224

Total revenues	323,675	233,193

Cost of goods sold	143,167	98,853
Signature loan bad debt	581	741
Auto title loan bad debt	72	—

Net revenues	179,855	133,599

Operations expense	102,764	72,831

Store operating income	$77,091	$60,768

Other data:
Gross margin on sales	37%	40%
Annualized inventory turnover	3.7x	3.5x
Average pawn loan balance per pawn store at quarter end	$247	$217
Average inventory per pawn store at quarter end	$146	$127
Average yield on pawn loan portfolio (a)	151%	146%
Pawn loan redemption rate	80%	79%
Average signature loan balance per store offering signature loans at quarter end (b)	$9	$11
Average auto title loan balance per store offering auto title loans at quarter end (c)	$24	$—

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn segment year-to-date total revenues increased 39%, or $90.5 million to $323.7 million, compared to the prior year-to-date period. Same store total revenues increased $16.0 million, or 7%, and acquired stores contributed $74.5 million. The overall increase in total revenues was comprised of a $61.7 million increase in merchandise and jewelry scrapping sales, a $24.5 million increase in pawn service charges, a $3.7 million increase in other revenues, and $1.0 million in auto title loan fees, offset by a $0.4 million decrease in signature loan revenues. The U.S. Pawn segment accounted for 75% of our consolidated total revenues in the current year-to-date period.
U.S. pawn service charge revenues increased $24.5 million, or 38% from the prior year-to-date period to $88.6 million. Same store pawn service charges increased $6.6 million, or 10% primarily due to a 9% higher average same store pawn loan balance. Acquired stores generated $17.8 million of pawn service charges.

The table below presents our sales volume, gross profit, and gross margins in the U.S. Pawn Operations segment:

	Nine Months Ended June 30,
	2009	2008
	(Dollars in millions)

Merchandise sales	$150.1	$116.8
Jewelry scrapping sales	77.4	48.9

Total sales	$227.5	$165.7

Gross profit on merchandise sales	$57.6	$47.2
Gross profit on jewelry scrapping sales	$26.7	$19.7

Gross margin on merchandise sales	38.4%	40.4%
Gross margin on jewelry scrapping sales	34.5%	40.3%
Overall gross margin	37.1%	40.4%
Merchandise gross profit increased $10.4 million, or 22% from the prior year-to-date period to $57.6 million. This was due to a $0.5 million same store sales increase and $32.8 million in sales from the 77 domestic pawn stores acquired in November and December 2008, partially offset by a 2.0 percentage point decrease in gross margins to 38.4%. The decrease in gross margins was due primarily to more aggressive discounting of jewelry in a more challenging retail environment in the current year.
The gross profit on jewelry scrapping sales increased $7.0 million, or 36% from the prior year-to-date period to $26.7 million on greater volume, partially offset by a 5.8 percentage point decrease in gross margins to 34.5%. Acquired stores contributed $8.7 million, offset by a $1.7 million same store decrease in scrap gross profit. Including $22.5 million from acquired stores, scrapping revenues increased $28.5 million, or 58%, on 58% more volume. Jewelry scrapping sales include the current year-to-date period sale of approximately $0.7 million of loose diamonds removed from scrapped jewelry, compared to approximately $0.8 million in the prior year-to-date period. Generally, we forward contract the price we will receive from the refiner 30 to 90 days in advance of the delivery of specified quantities of jewelry. In the last two years, we have periodically adjusted the amount we lend on jewelry and pay to purchase jewelry from customers, increasing the cost of these items. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased approximately $21.4 million.
The segment’s signature loan contribution, or fee revenues less bad debt, decreased $0.2 million when compared to the prior year-to-date period to $1.2 million due to a lower average loan balance. Signature loan bad debt improved to 32.9% of fees from 34.8% in the prior year-to-date period.
The U.S. pawn segment began offering auto title loans with its acquisition of 11 pawnshops in the Las Vegas, Nevada area in mid-November 2008 and expanded to a total of 35 stores by June 30, 2009. The segment’s auto title loan contribution, or fees less bad debt, was $0.9 million in the current year-to-date period, with bad debt at 7.3% of fees.
Operations expense increased to $102.8 million (57% of net revenues) in the current year-to-date period from $72.8 million (55% of net revenues) in the prior year-to-date period. The increase in dollar and percentage terms was primarily due to higher operating costs at acquired stores.
In the current year-to-date period, the $45.5 million greater net revenues from U.S. pawn activities and the $0.9 million in auto title loan contribution, partially offset by the $29.9 million higher operations expense and a $0.2 million decrease in signature loan contribution, resulted in a $16.3 million overall increase in store operating income from the U.S. Pawn Operations segment. Acquired stores comprised $12.9 million of the $16.3 million increase in store operating income. For the current year-to-date period, the U.S. Pawn Operations segment made up 70% of consolidated store operating income compared to 67% in the prior year-to-date period.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Nine Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Sales	$7,408	$4,723
Pawn service charges	4,219	3,295
Other	35	4

Total revenues	11,662	8,022

Cost of goods sold	4,649	2,879

Net revenues	7,013	5,143

Operations expense	4,024	2,810

Store operating income	$2,989	$2,333

Other data:
Gross margin on sales	37%	39%
Annualized inventory turnover	2.2x	2.7x
Average pawn loan balance per pawn store at quarter end	$68	$143
Average inventory per pawn store at quarter end	$64	$71
Average yield on pawn loan portfolio (a)	164%	137%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current period results was 21% lower than in the prior year-to-date period. This devaluation of the peso affected all revenue and expense items. A 63% higher store operating income in local currency resulted in a $0.7 million, or 28% improvement in store operating income to $3.0 million when translated into U.S. dollars. The following comments discuss the segment’s results after translation to U.S. dollars.
All components of the current period’s results grew as the average store count increased from 24 stores in the prior year-to-date period to 42 in the current year-to-date period. The results of the 20 stores acquired on October 22, 2007 are included in the prior year’s results from the acquisition date. The current period’s results reflect three full quarters’ contribution from those stores and the contribution from other stores opened since the beginning of the prior year-to-date period.
Empeño Fácil’s total revenues increased $3.6 million, or 45% in the current year-to-date period to $11.7 million. Same store total revenues increased $0.5 million, or 6%, and new stores contributed $3.1 million. The overall increase in total revenues was comprised of a $2.7 million increase in merchandise and jewelry scrapping sales and a $0.9 million increase in pawn service charges. Empeño Fácil accounted for 3% of our consolidated total revenues in the period.
Empeño Fácil’s pawn service charge revenues increased $0.9 million, or 28% in the current year-to-date period to $4.2 million. Same store pawn service charges decreased approximately 1%, and new stores contributed $0.9 million. The same store decrease was due to a $0.7 million lower average loan balance, partially offset by a 27 percentage point improvement in total average yield to 164%. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year. The average loan balance per store decreased due to new stores and a devaluation of the peso between the periods.

The table below presents our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Nine Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Merchandise sales	$6,167	$4,101
Jewelry scrapping sales	1,241	622

Total sales	$7,408	$4,723

Gross profit on merchandise sales	$2,340	$1,587
Gross profit on jewelry scrapping sales	$419	$257

Gross margin on merchandise sales	37.9%	38.7%
Gross margin on jewelry scrapping sales	33.8%	41.3%
Overall gross margin	37.2%	39.0%
The current period’s merchandise gross profit increased $0.8 million from the prior year-to-date period to $2.3 million. This was due to a $0.3 million, or 8% same store sales increase and $1.8 million of sales from new and acquired stores, partially offset by a 0.8 percentage point decrease in gross margins to 37.9%.
The current period’s gross profit on jewelry scrapping sales increased $0.2 million, or 63% from the prior year-to-date period to $0.4 million. This was due to a $0.6 million increase in jewelry scrapping sales, partially offset by a 7.5 percentage point decrease in margins.
Operations expense increased to $4.0 million (57% of net revenues) from $2.8 million (55% of net revenues) in the prior year-to-date period. The increase was due primarily to new stores which typically produce a loss for their first six to nine months of operation.
In the current year-to-date period, the $1.9 million greater net revenues were partially offset by $1.2 million higher operations expense, resulting in a $0.7 million overall increase in store operating income. Empeño Fácil made up 3% of consolidated store operating income in the current and prior year-to-date periods.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Nine Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Signature loan fees	$96,643	$92,786
Auto title loan fees	675	—

Total revenues	97,318	92,786

Signature loan bad debt	22,593	24,106
Auto title loan bad debt	81	—

Net revenues	74,644	68,680

Operations expense	45,167	41,667

Store operating income	$29,477	$27,013

Other data:
Signature loan bad debt as a percent of signature loan fees	23.4%	26.0%
Auto title loan bad debt as a percent of auto title loan fees	12.0%	—
Average signature loan balance per store offering signature loans at quarter end (a)	$59	$62
Average auto title loan balance per store offering title loans at quarter end (b)	$6	$—

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $4.5 million, or 5% in the current year-to-date period to $97.3 million. This was due to a $1.7 million, or 2% same store increase and $2.8 million of total revenues at new stores net of closed stores, including the 11 Florida stores closed in June 2008. The EZMONEY Operations segment accounted for 22% of our consolidated total revenues in the current year period.
The segment’s signature loan net revenues increased $5.4 million, or 8% to $74.1 million in the current year-to-date period. The increase resulted from the contribution from new stores net of closed stores and a 2.6 percentage point improvement in bad debt to 23.4% of fees. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
The segment’s net revenues from auto title loans were $0.6 million in the current year-to-date period, with bad debt at 12.0% of fees. These loans were not offered in the prior year period. We expect continued growth in the contribution from auto title loans as the product matures in the 246 EZMONEY stores currently offering the product and as it is introduced into additional stores.
Operations expense increased to $45.2 million (61% of net revenues) from $41.7 million (61% of net revenues) in the prior year-to-date period. The increase was mostly from additional labor, rent, and other costs at new and existing stores net of stores closed.
In the current year-to-date period, the $5.4 million higher signature loan net revenues, $0.6 million net revenues from auto title loans and $3.5 million greater operations expense resulted in a $2.5 million net increase in store operating income from the EZMONEY Operations segment. For the current year-to-date period, EZMONEY Operations made up 27% of consolidated store operating income compared to 30% in the prior year-to-date period.

Other Items
The items discussed below affect our consolidated financial results, but are not allocated among segments.
Administrative expenses in the current year-to-date period were $29.9 million (11% of net revenues) compared to $25.4 million (12% of net revenues) in the prior year-to-date period. Excluding $1.3 million current year expense directly attributable to the 78 stores acquired in November and December 2008 and a $0.6 million settlement of a lawsuit in the prior year, administrative expenses increased $3.8 million. This increase was primarily due to a $3.0 million rise in administrative labor and benefits as we continued to build the infrastructure to support our growth and a $0.4 million increase in professional fees. In the current year-to-date period, we realized a $1.1 million cash tax savings upon the exercise of stock options granted in 1998 to our Chief Financial Officer and Chairman of the Board. Terms of the grants required us to pay a bonus to the executives equal to the tax savings realized. Although these items were cash neutral, the tax savings were recorded primarily as an addition to stockholders’ equity, while the bonus was recorded as administrative expense. This charge is included in the current year-to-date period administrative labor and benefits. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $9.5 million in the current year-to-date period, compared to $9.0 million in the prior year. Depreciation on assets placed in service, primarily related to acquired pawn stores and new EZMONEY and Empeño Fácil stores, was largely offset by assets that were retired or became fully depreciated in the period.
In the current year-to-date period, we recognized a $1.0 million net gain on the disposal of assets as insurance proceeds received for destroyed assets exceeded the net book value of those assets, most of which were replaced. In the prior year period, we incurred a $0.5 million loss on disposal of assets.
We earned $0.3 million of interest income on our invested cash in the current year-to-date period for an annualized rate of return of 1.0%. In the prior year-to-date period, we earned $0.4 million of interest income on our invested cash, yielding 2.9%. The yield decreased due to lower market rates in the current period.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $2.5 million of these borrowings on April 3, 2009. Our $1.1 million interest expense represents interest on the borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit. With only short-term borrowings in the prior year-to-date period, interest expense of $0.2 million represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit. Our outstanding term debt requires $2.5 million quarterly principal payments.
Our equity in the net income of Albemarle & Bond was $3.2 million in both the current and prior year periods. On a constant currency basis, our equity interest in the net income of Albemarle & Bond increased 21%.
The current year-to-date income tax expense was $25.9 million (35.3% of pretax income) compared to $22.0 million (37.7% of pretax income) in the prior year period. The decrease in effective tax rate is primarily due to the current year refund claim for prior year tax credits, current year tax credits, and a lower expected Texas margin tax than in the prior year-to-date period.
Consolidated operating income for the current year-to-date period improved $16.0 million, or 29% over the prior year-to-date period to $71.2 million. Contributing to this were the $16.3 million, $2.5 million and $0.7 million increases in store operating income in our U.S. Pawn, EZMONEY and Empeño Fácil segments and the $1.5 million improvement in gain on disposal of assets, partially offset by the $4.5 million increase in administrative expenses. After a $0.9 million increase in net interest expense and a $3.9 million increase in income taxes and other smaller items, net income improved $11.1 million to $47.5 million. Stores acquired in November and December 2008 contributed $6.4 million of the net income growth.

Liquidity and Capital Resources
In the current year-to-date period, our $58.9 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $62.6 million, net of (b) $3.7 million of normal, recurring changes in operating assets and liabilities. In the prior year-to-date period, our $45.2 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $50.4 million, net of (b) $5.2 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two periods were an increase in collected pawn service charges and signature loan fees and an increase in the gross profit on sales of inventory, net of higher operating expenses and taxes paid. Much of the increased cash flow was from the acquired pawn stores.
The $51.9 million of net cash used in investing activities during the current year-to-date period was funded by cash flow from operations and $7.1 million of borrowings net of repayments. Our most significant investments were the $23.8 million of cash used in the acquisition of 67 VFS stores (including contingent consideration payments), $17.2 million of cash used in the acquisition of 11 pawnshops in the Las Vegas, Nevada area and $14.4 million of additions to property and equipment. These investments were partially offset by $0.8 million of customer loan repayments and principal recovery through the sale of forfeited pawn loan collateral in excess of the amount of loans made, the $1.6 million of dividends received from an unconsolidated affiliate, the $1.1 million proceeds from disposal of assets and $6.6 million of cash and tax benefits received from the exercise of stock options and warrants.
In the VFS acquisition on December 31, 2008, we assumed VFS’s $30.4 million of debt. To complete the acquisition, we borrowed $40.0 million on our new credit agreement. We subsequently retired VFS’s debt and later repaid $2.5 million of our term loan. Upon the closing of our new credit facility, we paid $1.2 million of debt issuance costs. In the current year-to-date period, we paid $0.4 million for the issuance of acquisition-related stock.
The net effect of these and other smaller cash flows was a $19.1 million increase in cash on hand, providing a $46.5 million ending cash balance.
We typically invest our excess cash in institutional mutual funds that hold short-term, high quality investments. At June 30, 2009, $34.4 million of our excess funds were invested in the Invesco AIM Premier Portfolio fund and the Invesco AIM Liquid Assets Portfolio fund. These funds invest primarily in short-term money market instruments that blend top-tier, high quality U.S. dollar denominated obligations, including: securities issued by the U.S. government and its agencies, bankers’ acceptances, certificates of deposit and time deposits from banks, repurchase agreements, commercial instruments, municipal securities and master notes. Each of these funds is participating in the U.S. Treasury Department’s Temporary Guaranty Program for Money Market Funds, currently approved through September 18, 2009. The majority of our operating cash is held at Wells Fargo Bank.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	4-5 years	5 years

Long-term debt obligations	$37.5	$10.0	$20.0	$7.5	$—
Interest on long-term debt obligations	2.7	1.2	1.3	0.2	—
Operating lease obligations	134.6	32.1	52.2	28.6	21.7

Total	$174.8	$43.3	$73.5	$36.3	$21.7

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At June 30, 2009, our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $22.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $1.2 million. Auto title loans are secured by customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.

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
The operating lease obligations in the table above include expected rent for all our store locations for the full expected lease terms. Of the 480 EZMONEY signature loan stores, 157 adjoin an EZPAWN store. The lease agreements at approximately 80% of the remaining 323 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent at these stores to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining EZPAWN stores could be re-incorporated into the EZPAWN operations.
In the fiscal year ending September 30, 2009, we plan to open approximately 30 Empeño Fácil pawn stores in Mexico and 17 new signature loan stores in the U.S. This includes the nine Empeño Fácil pawn stores and 16 signature loan stores opened through June 30, 2009. In the remaining three months of fiscal 2009, we expect an additional $2.8 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe these new stores will create a drag on earnings and cash flow in their first year of operations before turning profitable.
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility maturing December 31, 2011 that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At June 30, 2009, $37.5 million was outstanding under the term loan, but the $80 million revolving credit facility remained unused. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2009 and expect to remain in compliance based on our expected future performance. The payment of dividends is prohibited and additional debt is restricted under our credit agreement.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
Off-Balance Sheet Arrangements
We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking signature loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fee or late fee. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB Financial Interpretation No. 46 regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At June 30, 2009, the allowance for Expected LOC Losses was $1.6 million. At that date, our maximum exposure for losses on letters of credit, if all brokered signature and auto title loans defaulted and none was collected, was $23.4 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining three months of the fiscal year ending September 30, 2009, our interest expense during those three months would increase by approximately $45,000. This amount is determined by considering the impact of the hypothetical interest rate on our variable-rate term debt at June 30, 2009, including mandatory quarterly principal repayments of $2.5 million.
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

The translation adjustment from Albemarle & Bond representing the weakening of the U.K. pound during the quarter ended March 31, 2009 (included in our June 30, 2009 results on a three-month lag as described above) was a $0.2 million decrease to stockholders’ equity. On June 30, 2009, the U.K. pound strengthened to £1.00 to $1.6520 U.S. from $1.4214 U.S. at March 31, 2009.
The translation adjustment from Empeño Fácil representing the strengthening of the Mexican peso during the quarter ended June 30, 2009 was a $1.5 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On June 30, 2009, the peso strengthened to $1.00 Mexican peso to $0.0757 U.S. from $0.0695 at March 31, 2009.
We cannot predict the future valuation of the U.K. pound or Mexican peso or how further movements in them could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, the effect of acquisitions and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” “will,” and similar expressions. All forward-looking statements are based on our current expectations regarding important risk factors. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified in Part II, Item 1A, “Risk Factors,” of this Quarterly Report and discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2008. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect our operations, performance, development and results. You are cautioned not to overly rely on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, including changes in our business strategy or planned capital expenditures, store growth plans, the effect of acquisitions, the macro-economic environment, unemployment, or to reflect unanticipated events.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include those controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that all control issues or instances of fraud, if any, have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as described above, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of June 30, 2009.
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
We have made certain internal control changes in our pawn operations acquired in November and December 2008. We made these control changes to subject our acquired operations to the same or similar controls as currently utilized in the remainder of our operations and accounting.

PART II

Item 1.	Legal Proceedings
See Note F, “Contingencies,” in the Notes to Interim Condensed Consolidated Financial Statements included in this filing and incorporated herein by reference.

Item 1A.	Risk Factors
Changes in laws and regulations affecting our financial services and products could have a material adverse effect on our operations and financial performance. Our financial products and services are subject to extensive regulation under various federal, state, and local laws and regulations. Legislative and regulatory efforts have increasingly concentrated on attempts to regulate, prohibit, or severely restrict our financial services and products, particularly signature loans, by limiting the number of loans a borrower could obtain, establishing rates that effectively prohibit our ability to operate profitably, or restricting or effectively eliminating the availability of our products and services to particular groups such as the military. Currently, there are a number of bills pending in the United States Congress to regulate signature loans that are more restrictive than the state statutes under which we currently operate. Some of these federal bills would also limit the rate we can charge on pawn loans. There has been similar state legislation in many states in which we operate, including Texas where a majority of our signature loans are made. In Mexico, similar restrictions, disclosure requirements, and rate limits are proposed from time to time. We can give no assurance that additional local, state, or federal legislation will not be enacted, or that existing laws and regulations will not be changed, that would have a material adverse effect on our operations or financial performance.
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

EZCORP, INC. (Registrant)
Date: August 6, 2009	By:	/s/ Dan N. Tonissen
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