Form 10-K
period 2009-09-30
EZCORP INC
filed 2009-12-14
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 ORD 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant was $508 million, based on the closing price on the NASDAQ Stock Market on March 31, 2009.
As of October 31, 2009, 45,742,898 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2009
INDEX TO FORM 10-K

PART I
This report contains forward-looking statements that are based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.”
Item 1. Business
General
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We lend or provide credit services to individuals who do not have cash resources or access to credit to meet their short-term cash needs. We operate pawn stores in the United States under the “EZPAWN” and “Value Pawn” brands, and in Mexico under the “EMPEÑO FÁCIL” and “EMPEÑE SU ORO” brands. We also operate short-term consumer loan stores in the United States principally under the “EZMONEY” brand and in Canada under the “CASHMAX” brand. We also own approximately 30% of the outstanding stock of Albemarle and Bond Holdings PLC, one of the United Kingdom’s largest pawnbroking businesses with 115 stores, and Cash Converters International Limited, which franchises and operates approximately 500 locations worldwide.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists primarily of pre-owned collateral forfeited from our pawn lending activities or purchased from customers. At our short-term consumer loan stores and at some of our pawn stores, we offer a variety of loan products, including single-payment, non-collateralized payday loans with maturity dates typically ranging from 7 to 30 days; non-collateralized installment loans that may be repaid over extended periods of up to five months, and 30-day loans secured by automobile titles. Short-term non-collateralized loans are sometimes referred to as signature loans. Our short-term consumer loan stores in Texas do not offer loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders. Some of our Texas pawn stores also offer credit services in addition to pawn loans.
We manage our business as three segments — U.S. Pawn Operations, Empeño Fácil and EZMONEY Operations. The following table describes the number of locations operated by each segment as of September 30, 2009, and the nature of the operations at those locations:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated

Pawn stores	369	62	—	431
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	151	157
Short-term consumer loan stores — free standing	—	—	322	322

Total stores in operation	375	62	473	910

Stores offering payday loans (including credit services)	82	—	473	555
Stores offering installment loans (including credit services)	—	—	194	194
Stores offering auto title loans (including credit services)	68	—	263	331

The following components comprised our net revenues (total revenues less cost of goods sold and bad debt):

	Fiscal Year Ended September 30,
	2007	2008	2009
Pawn service charges	33%	34%	36%
Gross profit from merchandise sales	26%	23%	22%
Gross profit from jewelry scrapping sales	8%	11%	12%
Signature loan (including credit service) fees, net of bad debt	33%	32%	28%
Auto title loan (including credit service) fees, net of bad debt	—	—	1%
Other	—	—	1%

Net revenues	100%	100%	100%
Pawn Activities
Our pawnshops make pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. At September 30, 2009, we had approximately 958,000 loans outstanding, representing an aggregate principal balance of $101.7 million. We earn pawn service charge revenue on our pawn lending. In fiscal 2009, pawn service charges accounted for approximately 22% of our total revenues and 36% of our net revenues.
While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. The pawn loan amount varies depending on the valuation of the item pawned, but our average U.S. pawn loan amount typically ranges between $80 and $120. The total U.S. loan term, consisting of the primary term and a grace period, is 60 days in most locations, but ranges up to 120 days in some states. In Mexico, pawn service charges range from 13% to 20% per month, but a majority of our pawn loans earn 18%, net of applicable taxes. The total Mexico pawn loan term is 40 days, consisting of the primary term and a grace period. In fiscal 2007, 2008 and 2009, approximately 77%, 79% and 79% of our pawn loans were redeemed in full or were renewed or extended through the payment of accrued pawn service charges.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Approximately 65% of our pawn loan collateral is jewelry, and the vast majority of that is gold jewelry. We do not evaluate the creditworthiness of a pawn customer, but rely on the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 25% to 65% of the pledged property’s estimated resale value depending on an evaluation of these factors. The sources of information we use to determine the resale value of collateral include our computerized valuation software, gold values, internet retail and auction sites, catalogues, newspaper advertisements and previous sales of similar merchandise.
The collateral is held through the duration of the loan, which the customer may renew or extend by paying accrued pawn service charges. Through our lending guidelines, we maintain an annual redemption rate (the percentage of loans made that are repaid, renewed or extended) between 76% and 79%. If a customer does not repay, renew or extend a loan, the collateral is forfeited to us and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. We provide an inventory valuation allowance to ensure that this forfeited collateral is valued at the lower of cost or market.

The table below shows our dollar amount of pawn loan activity for fiscal 2007, 2008 and 2009:

	Fiscal Year Ended September 30,
	2007	2008	2009
	(in millions)
Loans made	$211.9	$262.5	$340.3
Loans repaid	(109.2)	(136.8)	(181.3)
Loans forfeited	(96.4)	(113.7)	(155.7)
Loans acquired in business acquisitions	4.1	3.2	23.3
Change due to foreign currency exchange fluctuations	—	—	(0.9)

Net increase (decrease) in pawn loans outstanding at the end of the year	$10.4	$15.2	$25.7

Loans renewed	$40.3	$103.1	$107.1
Loans extended	$267.8	$375.9	$592.4
The redemption rate of pawn loans and the gross profit realized on the sale of forfeited collateral are dependent on the loan value of customer merchandise. Jewelry, which makes up approximately 65% of the value of collateral, can be appraised based on weight, gold content, style and value of gemstones. Other items pawned typically consist of consumer electronics, tools, sporting goods, and musical instruments. These are evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence.
At the time a pawn transaction is made, a pawn loan agreement (typically called a pawn ticket) is given to the customer. The pawn ticket shows the name and address of the pawnshop and the customer, the customer’s identification information, the date of the loan, a detailed description of the pledged goods, the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the loan and the annual percentage rate.
Pawn loan forfeitures constitute the primary source of inventory for our retail sales activities, although we also purchase and resell pre-owned merchandise from customers and some new merchandise from third-party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. During fiscal 2007, 2008 and 2009, we realized gross margins on sales of 39%, 40% and 37%.
Jewelry sales represent approximately half of our total sales, with the remaining sales consisting primarily of consumer electronics, tools, sporting goods and musical instruments. We believe our ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers.
During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Year Ended September 30,
	2007	2008	2009
Forfeited pawn loan collateral	81%	78%	69%
Purchases from customers	18%	21%	22%
Acquired in business acquisitions	1%	1%	9%
For fiscal 2007, 2008 and 2009, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 52%, 51% and 54% of our total revenues, or 33% of our net revenues in each year, after deducting the cost of goods sold. As a significant portion of our inventory and sales involve gold jewelry, our results can be heavily influenced by the market price of gold, which has increased over the past several years. This is particularly true for gold scrapping, which comprised 27% of total sales in fiscal 2007, 33% in fiscal 2008 and 37% in fiscal 2009.

Customers may purchase an extended return plan that allows them to return or exchange certain merchandise sold through our retail pawn operations within six months of purchase. We recognize the fees for this service as revenue ratably over the six month period. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 20% of the item’s sale price. We hold the item for a 60 to 90-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2009, we held $4.2 million in customer layaway deposits. We record layaway and product protection fees as other revenue.
Our overall inventory is stated at the lower of cost or market. We provide an inventory valuation allowance for shrinkage and cost in excess of market value. We estimate this valuation allowance through study and analysis of sales trends, inventory turnover, inventory aging, margins achieved on recent sales and shrinkage. At September 30, 2009, total inventory on hand was $64.0 million after deducting the inventory valuation allowance of $5.7 million.
Short-Term Consumer Loan Activities
We also offer a variety of loan products and credit services to customers who do not have access to other sources of credit. Many customers find our loan products a more attractive alternative than borrowing from friends or family or incurring insufficient fund fees, overdraft protection fees, utility reconnect fees and other charges imposed when they have insufficient cash. Customers can exercise greater control of their personal finances without damaging the relationship they have with their merchants, service providers and family members.
The specific loan products offered varies by location, but generally include some or all of the following:
Payday loans — Payday loans are short-term loans (generally less than 30 days and averaging about 18 days) with due dates corresponding to the customer’s next payday. The principal amount of a payday loan can be up to $1,500, but average approximately $430. We typically charge a fee of 15% to 22% of the loan amount for a 7-to-23-day period.
Installment loans — Installment loans typically carry a term of about five months, with ten equal installment payments due on the customer’s paydays. Installment loan principal amounts range from $525 to $3,000, but average about $1,250. We typically charge a fee of 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment.
Auto title loans — Auto title loans are 30-day loans collateralized by the titles to customers’ automobiles. The principal amount of an auto title loan can be up to $9,000, but averages about $700. Loan amounts are established based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. For each auto title loan, we charge a fee of 12.5% to 25% of the loan amount.
In our Texas stores, we do not offer signature loan or auto title loan products themselves, but offer fee-based credit services to customers seeking loans. In these locations, we act as a credit services organization (or “CSO”) on behalf of customers in accordance with applicable state laws, and offer advice and assistance to customers in obtaining loans from unaffiliated lenders. Our services include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments for the lenders. We do not make, fund or participate in the loans made by the lenders, but we assist customers in obtaining credit and enhance their creditworthiness by issuing a letter of credit to guarantee the customer’s payment obligations to the independent third-party lender. For credit services in connection with arranging a payday loan (average loan amount of about $550), our fee is 20% of the loan amount. For credit services in connection with arranging an installment loan (average loan amount of about $2,100), our fee is 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. For credit services in connection with arranging an auto title loan (average loan amount of about $680), the fee is 25% of the loan amount.
A loan is considered defaulted if it has not been repaid or renewed by the maturity date or, in the case of installment loans, when the customer has failed to make two consecutive installment payments. Although defaulted loans may be collected later, we charge the loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection. We provide for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. Our signature loan balance represents the principal amount of all active (non-defaulted) loans, net of this valuation allowance.
If a credit service customer defaults on a loan, we pay the lender the principal and accrued interest due under the loan and an insufficient funds fee or late fee and charge those amounts to bad debt expense. We then attempt to collect those amounts from the customer. Subsequent recoveries are recorded as a reduction of bad debt at the time of collection. We also record as bad debt expense an accrual of expected losses for principal, interest and insufficient fund fees and late fees we expect to pay the lenders on default of the lenders’ current loans. This estimate is based on recent default and collection experience and the amount of loans the lenders have outstanding.
The table below shows the dollar amount of our signature loan activity for fiscal 2007, 2008 and 2009. For purposes of this table, signature loan balances include the principal portion of payday loans and installment loans (net of valuation allowance) recorded on our balance sheet and the principal portion of such active brokered loans outstanding from unaffiliated lenders, which is not included on our balance sheet. In fiscal 2009, new loans were renewed 1.9 times on average, down from 2.1 times in fiscal 2008 and 2.3 times in fiscal 2007.

	Fiscal Year Ended September 30,
	2007	2008	2009
	(in millions)
Combined signature loans:
Loans made	$164.3	$204.4	$217.3
Loans repaid	(130.3)	(167.5)	(184.0)
Loans forfeited, net of collections on bad debt	(26.5)	(34.3)	(32.6)

Net increase in signature loans outstanding at the end of the year	$7.5	$2.6	$0.7

Loans renewed	$368.4	$449.9	$437.6

Loans made by unaffiliated lenders (credit services only):
Loans made	$115.8	$122.4	$114.0
Loans repaid	(89.5)	(96.5)	(90.6)
Loans forfeited, net of collections on bad debt	(21.2)	(25.6)	(23.9)

Net increase in loans outstanding at the end of the year	$5.1	$0.3	$(0.5)

Loans renewed	$334.4	$392.8	$366.7

Loans made by us:
Loans made	$48.5	$82.0	$103.3
Loans repaid	(40.8)	(71.0)	(93.4)
Loans forfeited, net of collections on bad debt	(5.3)	(8.7)	(8.7)

Net increase in loans outstanding at the end of the year	$2.4	$2.3	$1.2

Loans renewed	$34.0	$57.1	$70.9

Signature loans are unsecured, and their profitability is highly dependent upon our ability to manage the default rate and collect defaulted loan principal, interest and insufficient fund fees. In determining whether to lend or provide credit services, we perform a review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where the customers may be contacted.
We began offering auto title loans in September 2008, but had an immaterial balance at September 30, 2008. The table below shows the dollar amount of our auto title loan activity for fiscal 2009. For purposes of this table, auto title loan balances include the principal portion of auto title loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered auto title loans outstanding from unaffiliated lenders, which is not included on our balance sheet.

Fiscal Year Ended
September 30, 2009
(in millions)
Combined auto title loans:
Loans made	$5.6
Loans repaid	(2.5)
Loans forfeited, net of collections on bad debt	(0.4)
Loans acquired in business acquisition	1.1

Net increase in auto title loans outstanding at the end of the year	$3.8

Loans renewed	$14.0

Loans made by unaffiliated lenders (credit services only):
Loans made	$3.3
Loans repaid	(1.0)
Loans forfeited, net of collections on bad debt	(0.2)
Loans acquired in business acquisition	—

Net increase in loans outstanding at the end of the year	$2.1

Loans renewed	$4.9

Loans made by us:
Loans made	$2.3
Loans repaid	(1.5)
Loans forfeited, net of collections on bad debt	(0.2)
Loans acquired in business acquisition	1.1

Net increase in loans outstanding at the end of the year	$1.7

Loans renewed	$9.1
Auto title loans are secured by the titles to customers’ automobiles. Lending decisions and loan amounts are determined based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. Auction proceeds from repossessed automobiles reduce bad debt.
At the time a signature loan or auto title loan is made, a loan agreement and credit services agreement when applicable are given to the borrower. It presents the name and address of the lender, the borrower and the credit services company when applicable, the borrower’s identification information, the date of the loan, the amount financed, the interest or service charges due on maturity, the maturity date of the loan, the total amount that must be paid and the annual percentage rate.

Seasonality
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the impact of tax refunds in the United States. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory and gold prices. Jewelry scrapping sales generally are greatest during our fourth fiscal quarter (July through September). This results from relatively low jewelry merchandise sales in that quarter and the higher loan balance, leading to a higher dollar amount of loan forfeitures in the summer lending season providing more inventory available for sale.
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
Operations
A typical company pawn store employs approximately six full-time equivalent employees (“FTEs”), consisting of a store manager, an operations manager and four pawnbrokers. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of our regional directors (district managers in Mexico), who in turn report to a Vice President of U.S. Pawn Operations or the Empeño Fácil Director General in Mexico. Area managers, store managers and operations managers receive incentive compensation based on their area’s or store’s performance in comparison to an operating budget. Our U.S. pawnbrokers are also eligible to receive incentive compensation based on the store’s performance and their individual productivity performance. The incentive compensation for our pawn employees typically ranges between 5% and 30% of their total compensation. The total compensation of our regional directors (district managers in Mexico) is also dependent upon the performance of their region or district.
Short-term consumer loan stores typically employ two to three FTEs per location, consisting of a store manager and one or two customer service representatives. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager, who is responsible for the stores within a specific operating area. Area managers report to one of the regional directors, who in turn report to the President — Signature Loans. Managers and regional directors receive incentive compensation based on their performance in comparison to an operating budget.
In the majority of our short-term consumer loan stores, store employees attempt to collect defaulted signature loans in the first 30 days after default. After the initial 30 days, our centralized collection center assumes collection responsibility for these stores’ loans. The centralized collection center also collects defaulted signature loans for all other locations from the date of default. After attempting to collect for approximately 60 days, we generally sell the remaining defaulted signature loans to a third party or refer them to an outside collection agency for a contingency fee.
We have an internally developed store level point of sale system that automates the recording of store-level pawn transactions and a separate loan management computer system specifically designed to handle signature loans and auto title loans. We have redundant backup systems in the event of a system failure or natural disaster. Financial data from all stores is processed at the corporate office each day, and the preceding day’s data are available for management review via our internal network. Our communications network provides information access between the stores and the corporate office.
Our internal audit staff, consisting of a Director of Internal Audit, five Audit Managers and 34 Auditors, monitors the perpetual inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. Each location is typically audited four times annually.
As of September 30, 2009, we employed approximately 4,350 people. We believe that our success is dependent upon our employees’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. We seek to hire people who will become long-term, career employees. To achieve our long-range personnel goals, we offer a structured career development program for all of our field associates. This program encompasses computer-based training, formal structured classroom training and supervised on-the-job training. All store associates, including managers, must meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our career development program develops and advances our employees and provides training for the efficient integration of experienced managers and associates from outside the company.
Trademarks and Trade Names
We operate our U.S. pawnshops under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the names “EMPEÑO FÁCIL” and “EMPEÑE SU ORO AL INSTANTE.” Our U.S. short-term consumer loan stores operate under a variety of names, including “EZMONEY Payday Loans,” “EZ Loan Services,” “EZ Payday Advance,” “AAA Payday Loans” and “EZPAWN Payday Loans” and our CSO stores operate under the name “EZMONEY Loan Services.” Our short-term consumer loan stores in Canada operate under the name “CASHMAX.” We have registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEÑO FÁCIL.”
Growth and Expansion
We plan to expand the number of locations we operate through opening new locations and through acquisitions. We believe that in the near term the largest growth opportunities are with pawn stores in Mexico, short-term consumer loan stores in Canada and pawn store acquisitions in the United States.
On November 13, 2008, we acquired 11 pawnshops located in the Las Vegas, Nevada area and on December 31, 2008, we acquired Value Financial Services’ 67 pawn stores, mostly in Florida. During fiscal 2009, we also opened 23 pawn stores in Mexico and our first two short-term consumer loan stores in Canada. We plan to open another 40 to 50 Empeño Fácil pawn stores in Mexico, 35 to 45 CASHMAX stores in Canada and six pawn shop locations in the United States in fiscal 2010.
The 17 new EZMONEY stores opened in fiscal 2009 required an average property and equipment investment of approximately $85,000. The two CASHMAX stores in Canada required an average property and equipment investment of approximately $69,000. In addition to one acquired store, we opened 23 Mexico pawnshops in fiscal 2009 that required an average property and equipment investment of approximately $97,000.
Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances and the availability of qualified personnel.

Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may adversely affect our revenues, profitability and ability to expand. In our lending business, we compete with other pawnshops, payday lenders, credit service organizations, banks, credits unions and other financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than our service charges and on other terms that may be more favorable than ours. We believe that the primary elements of competition are the quality of customer service and relationship management, store location and the ability to loan competitive amounts at competitive rates. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional market focus, automated management information systems, access to capital, and superior customer service.
Our competitors for merchandise sales include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawnshops, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value.
The pawnshop industry in the United States is large and highly fragmented. The industry consists of approximately 11,000 pawnshops owned primarily by independent operators who own one to three locations, and we consider the industry mature. We are the second largest operator of pawnshops in the United States, with 369 locations. The three largest pawnshop operators account for less than ten percent of the total estimated pawnshops in the United States.
The pawnshop industry in Mexico is also fragmented, but less so than in the United States. The industry consists of approximately 5,000 pawnshops owned by independent operators and chains, including some owned by not-for-profit organizations. The pawn industry remains in more of an expansion stage in Mexico than in the United States.
The short-term consumer loan industry in the United States is larger and more concentrated than the pawn industry. The industry consists of approximately 22,000 locations that are either mono-line stores offering only short-term consumer loans, or other businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores and pawnshops. The ten largest short-term consumer loan companies, including us, operate approximately 40% of the total number of locations.
The short-term consumer loan industry in Canada remains in a growth stage. The industry consists of approximately 1,400 locations that are either mono-line stores offering only short-term consumer loans, or other businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores and pawnshops. The Canadian short-term consumer loan industry is highly concentrated, with the three largest companies operating approximately 70% of the total number of locations.
Strategic Investments
At September 30, 2009, we held 29.4% of the outstanding shares of Albemarle & Bond Holdings PLC. At June 30, 2009, the latest date at which Albemarle & Bond has publicly reported results, Albemarle & Bond operated 115 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing and retail jewelry. For Albemarle & Bond’s fiscal year ended June 30, 2009, its turnover (gross revenues) increased 18% to £55.5 million ($89.7 million), its profit after tax (net income) increased 47% over the prior year to approximately £10.7 million ($17.2 million), and its diluted earnings per share increased 46% to £0.1939 ($0.3133). Albemarle & Bond is based in Bristol, England, and its stock is publicly traded on the Alternative Investment Market of the London Stock Exchange. As its largest single shareholder, we hold three of the nine seats on Albemarle & Bond’s board of directors. We account for our investment in Albemarle & Bond under the equity method. In fiscal 2009, our interest in Albemarle & Bond’s income was $5.0 million and we received dividends of $1.6 million. Based on the closing price and exchange rates on October 31, 2009, the market value of our investment in Albemarle & Bond was approximately $63.6 million compared to its book value of $38.9 million.
On November 5, 2009 we acquired approximately 108.2 million shares of newly issued capital stock of Cash Converters International Limited, a public company headquartered in Perth, Australia, giving us 30% ownership after the transaction. We paid AUS $0.50 per share, for a total cash investment of AUS $54.1 million (approximately $49.4 million U.S.). As its largest single shareholder, we hold two of the five seats on Cash Converters’ board of directors. Cash Converters franchises and operates a worldwide network of about 550 financial services and retail stores, which provide pawn loans, short-term unsecured loans, and other consumer finance products, and buy and sell used merchandise. Cash Converters now owns and operates 17 locations in Australia and 24 locations in the United Kingdom, and has more than 500 franchised stores in 21 countries, including 119 in Australia, 118 in the United Kingdom and significant presences in Spain, South Africa and France. During the past several years, Cash Converters has been buying back franchised locations and converting them into company operated stores. We expect the proceeds from our investment will be used to accelerate this buy back activity, as well as increase Cash Converters’ portfolio of short-term consumer loans in Australia and the U.K.
For its fiscal year ended June 30, 2009, Cash Converters’ gross revenue improved 27% to AUS $94.4 million (U.S. $70.6 million), net income improved 6% to AUS $16.2 million (U.S. $12.1 million), and diluted earnings per share improved 9% to AUS $0.0666 (U.S. $0.0498). For the year, Cash Converters paid dividends of AUS $0.03 (U.S. $0.0224) per share.
Regulation
Our operations are subject to extensive regulation under various federal, state and local statutes, ordinances and regulations, and we believe that we conduct our business in material compliance with all of these rules. The following is a general description of significant regulations affecting our business. For a geographic breakdown of our operating locations, see “Item 2 — Properties.”
Pawn Regulations
Our pawnshops are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawnshops or individual pawnshop employees. Licensing requirements typically relate to financial responsibility and character, and may establish restrictions on where pawnshops can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including the service charges and interest rates that a pawnshop may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket and the length of time after a loan default that a pawnshop must hold a pawned item before it can be sold. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses; the imposition of fines or requirements to refund service charges and fees, and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of interest, fees, total payments and annual percentage rate related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Federal Regulations” below.
Most of our pawnshops, voluntarily or pursuant to applicable laws, provide periodic (generally daily) reports to local law enforcement agencies. These reports provide local law enforcement with information about the items received from customers (whether through pawn or purchase), including a detailed description of the goods involved and the name and address of the customer. If we accept as collateral or purchase merchandise from a customer and it is determined that our customer was not the rightful owner, the merchandise is subject to recovery by the rightful owner. Historically, we have not experienced a material number of claims of this nature.

We do not purchase, sell or make pawn loans on handguns or assault weapons. Some of our pawnshops in the U.S. handle other types of firearms, such as sporting rifles and other long guns, and each of those shops maintains a federal firearms license as required by federal law. The federal Gun Control Act of 1968 and regulations issued by the Bureau of Alcohol, Tobacco, and Firearms also require each pawnshop dealing in firearms to maintain a permanent written record of all receipts and dispositions of firearms. In addition, we must comply with the Brady Handgun Violence Prevention Act, which requires us to conduct a background check before releasing, selling or otherwise disposing of firearms.
Mexico regulates various aspects of the pawn industry at the federal, state and local level. Regulations issued by the federal consumer protection agency, Procuraduría Federal del Consumidor (PROFECO), govern the form of pawn loan contracts and consumer disclosures, but the regulations do not impose interest rate or service charge limitations on pawn loans. Pawnshops, like other businesses in Mexico, are also subject to a variety of regulations in such areas as tax compliance, customs, consumer protection and employment.
Signature Loan Regulations
Each state in which we offer signature loan products has specific laws and regulations dealing with the conduct of this business. These laws and regulations vary in scope, but generally require licensing of locations, establish loan terms, provide for consumer protections and disclosures, and permit periodic regulatory examinations. In the case of payday loans, most applicable laws and regulations limit the amount of fees that may be charged, establish maximum loan amounts and duration, and restrict the customer’s ability to renew or extend the loan. Some states require reporting of customers’ payday loan activities to a state-wide database, and prohibit the making of payday loans to customers who have payday loans outstanding with other lenders. Some municipalities in which we operate also impose various rules and regulations, primarily related to zoning and licensing requirements. Failure to observe applicable legal requirements could result in a loss of license, the imposition of fines or customer refunds, and other civil or criminal penalties.
We must also comply with various federal requirements (including the Truth in Lending Act and Regulation Z) regarding the disclosure of interest, fees, total payments and annual percentage rate related to each loan transaction. With respect to our debt collection activities, we comply with the federal Fair Debt Collection Practices Act and similar state laws regulating debt collection practices. Additional federal regulations applicable to our signature loan business are described in “Other Federal Regulations” below.
In Texas, we do not make loans to customers, but rather offer fee-based credit services, including assistance in arranging loans with independent third-party lenders. As required by state law, we are registered as a Credit Services Organization (“CSO”) in order to provide such services. Texas law requires us to provide each customer with an upfront disclosure statement describing, among other things, the services to be provided and the fees to be charged and, upon entering into a transaction, with a written contract fully describing the services provided. State law prohibits us from receiving compensation solely for referring a customer to a lender and also provides for other disclosure requirements, cancellation rights for customers, and prohibitions on fraudulent or deceptive conduct. Violations of the CSO law could subject us to criminal and civil liability. The independent lenders are not required to be licensed and are not regulated by any state agency so long as the interest rate charged on the loan does not exceed 10% per annum. The lenders are also permitted to charge late fees and insufficient funds fees. The lenders are subject to the federal regulations described below with regard to their lending activities.
Legislators and regulators are increasingly scrutinizing the legislative and regulatory environment for short-term lending, often proposing additional legislative and regulatory restrictions ranging from additional disclosure requirements to limits on rates and fees. In some cases, rate and fee limits would effectively prohibit certain short-term lending products, such as payday loans, because it would no longer be economically feasible for most lenders to offer such products. There can be no assurance that legislative or regulatory efforts to eliminate or restrict the availability of certain short-term loan products, including payday loans, will not be successful, despite significant customer demand. To the extent such efforts are successful, our signature loan business could be adversely affected. See “Item 1A — Risk Factors.”
Other Federal Regulations
All of our lending activities, both pawn loans and short-term consumer loans, are subject to other state and federal statutes and regulations, including the following:
•	We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection of customers’ nonpublic personal information. These regulations also require us to ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. In addition, the Federal Fair and Accurate Credit Transactions Act requires us to adopt written guidance and procedures for detecting, preventing and mitigating identity theft, and to adopt various policies and procedures (including employee training) that address the importance of protecting non-public personal information and aid in detecting and responding to suspicious activity or identify theft “red flags.”
•	The federal Equal Credit Opportunity Act prohibits discrimination against any credit applicant on the basis of any protected category such as race, color, religion, national origin, sex, marital status or age. If we deny an application for credit, we are required to provide the applicant with a Notice of Adverse Action, informing the applicant of the action taken regarding the credit application, a statement of the prohibition on discrimination, the name and address of both the creditor and the federal agency that monitors compliance, and the applicant’s right to learn the specific reasons for the denial.
•	Under the USA PATRIOT Act, we must maintain an anti-money laundering compliance program that includes the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program, and an independent audit function to test the program.
•	We are also subject to the Bank Secrecy Act and its underlying regulations, which requires us to report and maintain records of certain high-dollar transactions. In addition, federal regulations require us to report certain suspicious transactions to the Financial Crimes Enforcement Network of the Treasury Department (“FinCen”). Generally, a transaction is considered to be suspicious if we know, suspect or have reason to suspect that the transaction (a) involves funds derived from illegal activity or is intended to hide or disguise such funds, (b) is designed to evade the requirements of the Bank Secrecy Act or (c) appears to serve no legitimate business or lawful purpose.
•	Federal law limits the annual percentage rate that may be charged on loans made to active duty military personnel and their immediate families at 36%. This 36% annual percentage rate cap applies to a variety of loan products, including signature loans, though it does not apply to pawn loans. We do not make signature loans to active duty military personnel or their immediate families because it is not economically feasible for us to do so at these rates.
Available Information
We maintain an Internet website at www.ezcorp.com. All of our reports filed with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 filings are accessible, free of charge, through the Investor Relations section of our website as soon as reasonably practicable after electronic filing. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the

Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report.
Item 1A. Risk Factors
There are many risks and uncertainties that may affect the operations, performance, development and results of our business, some of which are beyond our control. The following is a description of the important risk factors that could cause results or events to differ from current expectations.
•	A significant or sudden decrease in gold values may have a material impact on our earnings and financial position. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. We periodically change our lending guidelines on jewelry in response to gold values and other market factors, such as competitor loan values. At September 30, 2009, the pure gold content of jewelry comprised approximately 50% of the value of our pawn loan portfolio and 30% of the value of our total inventory. Gold scrapping revenues were $118.9 million and gross profit from gold scrapping was $41.9 million in fiscal 2009. The impact on our financial position and results of operations of a hypothetical decrease in gold values cannot be reasonably estimated because the market and competitive response to changes in gold values is not known; however, a significant decline in gold values could result in decreases in sales, sales margins, and pawn service charge revenues.

•	Changes in laws and regulations affecting our financial services and products could have a material adverse effect on our operations and financial performance. Our financial products and services are subject to extensive regulation under various federal, state, and local laws and regulations. Legislative and regulatory efforts have increasingly concentrated on attempts to regulate, prohibit, or severely restrict our financial services and products, particularly payday loans, by limiting the number of loans a borrower could obtain, establishing rates that effectively prohibit our ability to operate profitably, or restricting or effectively eliminating the availability of our products and services to particular groups such as the military.

Several bills have been introduced in the United States Congress that would impose rate caps which would effectively prohibit many cash advance products, including payday loans. Additionally, the proposed Consumer Financial Protection Agency Act of 2009 would, if enacted in its current form, create a regulator that would have the authority and power to regulate non-bank providers of consumer financial services, including cash advance and pawn businesses, and to examine the businesses that offer such products. Adverse legislation could also be introduced in any state in which we operate. It is possible that legislation which could restrict fees or product features or availability may be considered in upcoming legislative sessions in several of the states in which we operate. In Mexico, various restrictions and disclosure requirements are proposed from time to time.

Many of the legislative and regulatory efforts that are adverse to the short-term consumer loan industry are the result of the negative characterization of the industry by some consumer advocacy groups and some media reports. We can give no assurance that there will not be further negative characterizations of our industry or that legislative or regulatory efforts to eliminate or restrict the availability of certain short-term loan products, including payday loans, will not be successful despite significant customer demand for such products. Such efforts, if successful, could have a material adverse effect on our operations and financial performance.

•	Prolonged periods of economic recession and unemployment could adversely affect our lending and retail businesses. All of our businesses, like other businesses, are subject to fluctuations based on varying economic conditions. Economic conditions, as well as general consumer confidence, affect the demand for our retail products and the ability and willingness of our customers to utilize our loan products and services. Signature loans require the customer to have a verifiable recurring source of income. Consequently, we may experience reduced demand for signature loan products during prolonged periods of high unemployment. In addition, weakened economic conditions may also result in an increase in loan defaults and loan losses. Even in the current economic environment, we have been able to efficiently manage our bad debt through our collection efforts. There can be no assurance that we will be able to sustain our current bad debt rates or that we will not experience increasing difficulty in collecting defaulted loans.
•	A significant portion of our short-term consumer loan revenues and profitability is dependent upon the ability and willingness of unaffiliated lenders to make loans to our customers. In Texas, where over half of our short-term consumer loan stores are located, we do not make loans to customers, but assist customers in arranging loans with unaffiliated lenders. Our short-term consumer loan business could be adversely affected if (a) we were to lose our current relationships with unaffiliated lenders and were unable to establish a relationship with another unaffiliated lender who was willing and able to make short-term loans to our Texas customers or (b) the unaffiliated lenders are unable to obtain capital or other sources of funding at appropriate rates.

•	Achievement of our growth objectives is dependent upon our ability to open and acquire new stores. Our expansion strategy includes opening new stores and acquiring existing stores. The success of this strategy is subject to numerous factors that cannot be predicted or controlled, such as the availability of acceptable locations, the ability to obtain required government permits and licenses, the availability of attractive acquisition candidates and our ability to attract, train and retain qualified associates. Failure to achieve our expansion goals would adversely affect our prospects and future results of operations.

•	Changes in the business, regulatory, or political climate in Mexico or Canada could adversely affect our operations and growth plans in those countries. Our growth plans include significant expansion in Mexico and Canada. Changes in the business, regulatory or political climate in either of those countries, or significant fluctuations in currency exchange rates could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows.

•	Fluctuations in our sales, pawn loan balances, sales margins, pawn redemption rates and loan default and collection rates could have a material adverse impact on our operating results. We regularly experience fluctuations in a variety of these operating metrics. Changes in any of these metrics, as might be caused by changes in the economic environment, competitive pressures, changes in customers’ tastes and preferences or a significant decrease in gold prices, could materially and adversely affect our profitability and ability to achieve our planned results of operations.

•	Changes in our liquidity and capital requirements or in banks’ abilities to lend to us could limit our ability to achieve our plans. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. We currently have a credit agreement with Wells Fargo Bank, Union Bank of California, U.S. Bank, BBVA Compass Bank and Allied Irish Bank. If one of those lenders is unable to provide funding in accordance with its commitment, our available credit could be reduced by the amount of that lender’s commitment.

•	Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans. We encounter significant competition from other pawnshops, cash advance companies, credit service organizations, online lenders, consumer finance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than we do. Significant increases in the number or size of competitors or other changes in competitive influences could adversely affect our operations through a decrease in the number or quality of loan products and services we are able to provide or our ability to liquidate forfeited collateral at acceptable margins.

•	Infrastructure failures and breaches in data security could harm our business. We depend on our information technology infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, telecommunications system failure or lost connectivity impairs our infrastructure, we may be unable to process transactions or otherwise carry on our business. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue, result in the unintentional disclosure of company or customer information, and require us to incur significant expense to eliminate these problems and address related data security concerns.

•	One person beneficially owns all of our voting stock and controls the outcome of all matters requiring a vote of stockholders. Phillip E. Cohen is the beneficial owner of all of our Class B Voting Common Stock and controls the outcome of all issues requiring a vote of stockholders. All of our publicly traded stock is non-voting stock. Consequently, stockholders other than Mr. Cohen have no vote with respect to the election of directors or any other matter requiring a vote of stockholders.

•	We face other risks discussed under Qualitative and Quantitative Disclosures about Market Risk in Item 7A of this Form 10-K.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our typical pawnshop is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small retail operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. Short-term consumer loan stores are designed to resemble a bank interior. The typical short-term consumer loan store is approximately 1,000 to 1,500 square feet and is located in a retail strip center. Some of our short-term consumer loan stores adjoin a pawn location and occupy approximately 300 to 500 square feet, with a different entrance, signage, décor, and staffing. From the customers’ perspective, these are viewed as a separate business, but they are covered by the same lease agreement. We maintain property and general liability insurance for each of our stores. Our stores are open six or seven days a week.
We lease substantially all of our locations, and generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between December 31, 2009 and July 31, 2026, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
Below is a summary of changes in the number of store locations during fiscal 2007, 2008 and 2009.

	Fiscal Year Ended September 30,
	2007	2008	2009
Store count at beginning of fiscal year	614	731	809
New stores opened	104	80	42
Acquired stores	16	20	78
Stores closed or consolidated	(3)	(22)	(19)

Store count at end of fiscal year	731	809	910

In 2009, we opened 23 Empeño Fácil pawn stores in Mexico, 17 free-standing U.S. EZMONEY locations and two CASHMAX short-term consumer loan stores in Canada. We also acquired 77 pawn stores in the U.S. and one in Mexico during fiscal 2009.
On an ongoing basis, we may close or consolidate under-performing store locations. In fiscal 2008, we closed 16 short-term consumer loan stores and consolidated six short-term consumer loan stores into other existing short-term consumer loan stores. In fiscal 2009, we closed 8 short-term consumer loan stores and consolidated 9 short-term consumer loan stores into other existing short-term consumer loan stores and consolidated two U.S. pawn stores into existing pawn stores.
Of our 477 U.S. short-term consumer loan stores, 157 adjoin a pawn store, but they are covered by the same lease agreement. The lease agreements at approximately 80% of the remaining 320 free-standing short-term consumer loan stores contain provisions that limit our exposure to additional rent at these stores to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.

The following table presents the number of pawn and short-term consumer loan store locations by state or province as of October 31, 2009:

		Short-Term
	Pawn	Consumer	Total
	Locations	Loan Locations	Locations
United States:
Texas	181	293	474
Florida	76	—	76
Colorado	38	38	76
Wisconsin	—	45	45
Oklahoma	20	6	26
Idaho	—	20	20
Utah	—	17	17
Alabama	7	9	16
Nevada	15	—	15
Indiana	15	—	15
Kansas	—	14	14
Missouri	—	13	13
Nebraska	—	12	12
South Dakota	—	7	7
Tennessee	7	—	7
Louisiana	3	—	3
Mississippi	3	—	3
Georgia	3	—	—
Arkansas	1	—	1

Total United States Locations	369	474	805

Mexico:
Veracruz	12	—	12
Guanajuato	10	—	10
Mexico	8	—	8
Puebla	8	—	8
Tamaulipas	7	—	7
Jalisco	5	—	5
Querétaro	5	—	5
Aguascalientes	4	—	4
Tabasco	3	—	3
Michoacán	2	—	2
San Luis Potosí	2	—	2

Total Mexico Locations	66	—	66

Canada:
Ontario	—	2	2

Total Canada Locations	—	2	2

Total Company	435	476	911

In addition to our store locations, we lease our two Austin, Texas corporate offices totaling 39,900 square feet, and our 4,100 square foot corporate office in Querétaro, Mexico.

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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Non-voting Common Stock (“Class A Common Stock”) is traded on The NASDAQ Stock Market under the symbol “EZPW.” As of October 31, 2009, there were 125 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of October 31, 2009.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

	High	Low
Fiscal 2008:
First quarter ended December 31, 2007	$14.75	$10.95
Second quarter ended March 31, 2008	13.63	10.00
Third quarter ended June 30, 2008	14.88	11.69
Fourth quarter ended September 30, 2008	19.25	12.32

Fiscal 2009:
First quarter ended December 31, 2008	$19.09	$11.00
Second quarter ended March 31, 2009	17.01	9.50
Third quarter ended June 30, 2009	13.86	10.11
Fourth quarter ended September 30, 2009	13.90	10.00
On October 30, 2009, our Class A Common Stock closed at $12.97 per share.
During the past three fiscal years, we have not declared or paid any dividends and currently do not anticipate paying any cash dividends in the immediate future. Under the terms of our credit agreement, which expires December 31, 2012, payment of dividends is prohibited. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.
This Annual Report on Form 10-K, our Code of Conduct and Ethics, our Audit Committee Charter and our Compensation Committee Charter are available in the Investor Relations section of our website at www.ezcorp.com.

Stock Performance Graph
The following table compares cumulative total shareholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol IXIC) and the NASDAQ Other Financial Index (ticker symbol IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2004. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with, and is qualified in its entirety by the accompanying consolidated financial statements and related notes:
Selected Financial Data

	Fiscal Years Ended September 30,
	2005	2006	2007	2008	2009
	(Amounts in thousands, except per share and store figures)

Operating Data:
Sales	$148,410	$177,424	$192,987	$232,560	$323,596
Pawn service charges	62,274	65,325	73,551	94,244	130,169
Signature loan fees	42,200	71,840	104,347	128,478	133,344
Auto title loan fees	—	—	—	—	3,589
Other	1,275	1,263	1,330	2,121	6,758

Total revenues	254,159	315,852	372,215	457,403	597,456
Cost of goods sold	90,678	106,873	118,007	139,402	203,589
Signature loan bad debt	13,000	17,897	28,508	37,150	33,553
Auto title loan bad debt	—	—	—	—	380

Net revenues	150,481	191,082	225,700	280,851	359,934
Store operating expenses	100,379	115,438	133,180	158,927	206,237
Administrative expenses	19,767	24,049	27,171	34,951	40,497
Depreciation and amortization	8,104	8,610	9,812	12,354	12,746
(Gain) loss on sale/disposal of assets	79	(7)	(72)	939	(1,024)
Interest expense (income), net	1,275	(79)	(1,373)	(57)	1,144
Equity in net income of unconsolidated affiliate	(2,173)	(2,433)	(2,945)	(4,342)	(5,016)
Other	—	—	—	8	38

Income before income taxes	23,050	45,504	59,927	78,071	105,312
Income tax expense	8,298	16,245	22,053	25,642	36,840

Net income	$14,752	$29,259	$37,874	$52,429	$68,472

Earnings per common share, diluted	$0.36	$0.69	$0.88	$1.21	$1.42

Cash dividends per common share	$—	$—	$—	$—	$—

Weighted average common shares and share equivalents, diluted	40,722	42,264	43,230	43,327	48,076

Stores operated at end of period	514	614	731	809	910

	September 30,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Pawn loans	$52,864	$50,304	$60,742	$75,936	$101,684
Payday loans	1,634	2,443	4,814	7,124	7,785
Installment loans	—	—	—	—	572
Auto title loans	—	—	—	1	1,663
Inventory	30,293	35,616	37,942	43,209	64,001
Working capital	92,954	117,539	124,871	159,918	228,796
Total assets	165,448	197,858	251,186	308,720	492,517
Long-term debt	7,000	—	—	—	35,000
Stockholders’ equity	133,543	170,140	215,925	273,050	415,685

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part I, Item 1A — Risk Factors” of this report.
The following table presents summary consolidated financial data for our fiscal years ended September 30, 2009 (“current year” or “fiscal 2009”), September 30, 2008 (“prior year” or “fiscal 2008”) and September 30, 2007 (“fiscal 2007”).
Summary Financial Data

	Fiscal Years Ended September 30,
	2007	2008	2009
	(in thousands)
Net revenues:
Sales	$192,987	$232,560	$323,596
Pawn service charges	73,551	94,244	130,169
Signature loan fees	104,347	128,478	133,344
Auto title loan fees	—	—	3,589
Other	1,330	2,121	6,758

Total revenues	372,215	457,403	597,456
Cost of goods sold	118,007	139,402	203,589
Signature loan bad debt	28,508	37,150	33,553
Auto title loan bad debt	—	—	380

Net revenues	$225,700	$280,851	$359,934

Net Income	$37,874	$52,429	$68,472

Consolidated signature loan data (combined payday loan, installment loan and related credit service activities) are as follows:

	Fiscal Years Ended September 30,
	2007	2008	2009
	(Dollars in thousands)
Fee revenue	$104,347	$128,478	$133,344
Bad debt:
Net defaults, including interest on brokered loans	26,631	34,266	32,885
Insufficient funds fees, net of collections	1,154	1,239	1,043
Change in valuation allowance	402	1,362	(597)
Other related costs	321	283	222

Net bad debt	28,508	37,150	33,553

Fee revenue less bad debt	$75,839	$91,328	$99,791

Average signature loan balance outstanding during period (a)	$23,479	$28,790	$28,926
Signature loan balance at end of period (a)	$28,125	$30,677	$31,341
Participating stores at end of period	508	548	555
Signature loan bad debt, as a percent of fee revenue	27.3%	28.9%	25.2%
Net default rate (a) (b)	5.0%	5.2%	5.0%

(a)	Signature loan balances include payday loans and installment loans (net of valuation allowance) recorded on our balance sheet and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We provide loans or credit services to customers who do not have cash resources or access to credit to meet their short-term cash needs. In our pawnshops, we offer non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to consumers looking for good value. We also offer a variety of short-term consumer loans including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans.
At September 30, 2009, we operated a total of 910 locations in the U.S., Mexico and Canada, consisting of 369 U.S. pawnshops (operating as EZPAWN or Value Pawn), 62 pawnshops in Mexico (operating as Empeño Fácil or Empeñe su Oro), 477 U.S. short-term loan stores (operating as EZMONEY) and 2 short-term loan stores in Canada (operating as CASHMAX). We also own approximately 29% of Albemarle & Bond Holdings PLC, one of the U.K.’s largest pawnbroking businesses with 115 stores.
We manage our business as three segments. The U.S. Pawn Operations segment offers pawn related activities in all 369 U.S. pawn stores, signature loans (payday loans, installment loans and fee-based credit services to customers seeking payday or installment loans from unaffiliated lenders) in 76 U.S. pawn stores and six short-term consumer loan stores, and auto title loans in 68 U.S. pawn stores. The Empeño Fácil segment offers pawn related activities in all 62 Mexico pawn stores. The EZMONEY Operations segment offers signature loans in 471 U.S. short-term consumer loan stores and two short-term consumer loan stores in Canada, and offers auto title loans in 263 of these U.S. stores. This segment accounts for approximately 98% of our consolidated signature loan revenues and 63% of our auto title loan revenues in the current year.
The following tables present store data by operating segment:

	Year Ended September 30, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	38	471	809
New openings	—	23	19	42
Acquired	77	1	—	78
Sold, combined, or closed	(2)	—	(17)	(19)

End of period	375	62	473	910

Average number of stores during the period	360	45	473	878

Composition of ending stores:
Pawn	369	62	—	431
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	151	157
Short-term consumer loan stores — free standing	—	—	322	322

Total stores in operation	375	62	473	910

Stores offering payday loans (including credit services)	82	—	473	555
Stores offering installment loans (including credit services)	—	—	194	194
Stores offering auto title loans (including credit services)	68	—	263	331

	Year Ended September 30, 2008
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	14	66	80
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(22)	(22)

End of period	300	38	471	809

Average number of stores during the period	300	26	449	775

Composition of ending stores:
Pawn	294	38	—	332
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	152	158
Short-term consumer loan stores — free standing	—	—	319	319

Total stores in operation	300	38	471	809

Stores offering payday loans (including credit services)	77	—	471	548
Stores offering installment loans (including credit services)	—	—	90	90
Stores offering auto title loans (including credit services)	—	—	—	—

	Year Ended September 30, 2007
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	286	—	328	614
New openings	—	4	100	104
Acquired	15	—	1	16
Sold, combined, or closed	(1)	—	(2)	(3)

End of period	300	4	427	731

Average number of stores during the period	290	2	362	654

Composition of ending stores:
Pawn	294	4	—	298
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	164	170
Short-term consumer loan stores — free standing	—	—	263	263

Total stores in operation	300	4	427	731

Stores offering payday loans (including credit services)	81	—	427	508
Stores offering installment loans (including credit services)	—	—	35	35
Stores offering auto title loans (including credit services)	—	—	—	—
We earn pawn service charge revenue on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $80 and $120 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 13% to 20% per month, but a majority of our pawn loans earn 18% net of applicable taxes. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.
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
One indicator of lower marketability is how long we have held the inventory. The table below summarizes the age of our inventory and the related valuation allowance on a consolidated basis:

	September 30, 2007		September 30, 2008		September 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Jewelry:
Gross inventory held one year or less	$17,141	76.7%	$20,381	80.3%	$28,338	78.1%
Gross inventory held more than one year	5,213	23.3%	5,001	19.7%	7,953	21.9%

Total jewelry inventory, gross	22,354	100.0%	25,382	100.0%	36,291	100.0%

General merchandise:
Gross inventory held one year or less	18,121	93.7%	20,455	93.6%	31,246	93.5%
Gross inventory held more than one year	1,222	6.3%	1,400	6.4%	2,183	6.5%

Total general merchandise, gross	19,343	100.0%	21,855	100.0%	33,429	100.0%

Total inventory:
Gross inventory held one year or less	35,262	84.6%	40,836	86.4%	59,584	85.5%
Gross inventory held more than one year	6,435	15.4%	6,401	13.6%	10,136	14.5%

Total inventory, gross	41,697	100.0%	47,237	100.0%	69,720	100.0%
Valuation allowance	(3,755)	(9.0%)	(4,028)	(8.5%)	(5,719)	(8.2%)

Total inventory, net	$37,942		$43,209		$64,001

We record a valuation allowance for shrinkage and obsolete or slow-moving inventory based on the type and age of merchandise and recent sales trends and margins. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 8.2% of gross inventory at September 30, 2009 compared to 8.5% at September 30, 2008. Changes in the valuation allowance are charged to merchandise cost of goods sold.
At September 30, 2009, 293 of our 477 U.S. short-term consumer loan stores and 43 of our 369 U.S. pawn stores offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $550. Terms of these loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our credit services offered in connection with payday loans. In 92 of the U.S. short-term consumer loan stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,100. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2009, payday loans comprised 97% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 3%.
We earn signature loan fee revenue on our payday loans. In 33 U.S. pawn stores, 184 U.S. short-term consumer loan stores and two Canadian short-term consumer loan stores we make payday loans subject to state or provincial law. The average payday loan amount is approximately $430 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
In 102 of our U.S. short-term consumer loan stores, we make installment loans subject to state law. Terms of these loans are similar to those offered by unaffiliated lenders through our credit services, but loan amounts average approximately $1,250. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount.
At September 30, 2009, 263 of our U.S. short-term consumer loan stores and 68 of our U.S. pawn stores offered auto title loans or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $9,000, but average about $700. We earn a fee of 12.5% to 25% of auto title loan amounts.
On June 18, 2007, we completed the acquisition of fifteen pawnshops and one payday loan store from Jumping Jack Cash, a former competitor in Colorado, for $23.2 million of cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition.
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V., a subsidiary of Mister Money Holdings, Inc., for $15.5 million cash and direct transaction costs. Results of the acquired stores are included in our consolidated results from the date of acquisition, which includes most of fiscal 2008.
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
On December 31, 2008, we acquired Value Financial Services, Inc. (“VFS”). We acquired VFS’s 67 pawn stores, mostly in Florida, for a total acquisition price of $77.7 million, plus the assumption of VFS’s debt of $30.4 million, for an aggregate cost of approximately $108.1 million. This excludes $10.7 million of contingent payments made since the acquisition. The contingent payments were recorded as a reduction of Additional paid-in capital in accordance with accounting rules for contingencies based on our stock price. Results of the acquired stores are included in our results of operations beginning January 1, 2009.
In fiscal 2009, consolidated total revenues increased 31%, or $140.1 million to $597.5 million, compared to the prior year. Same store total revenues increased 4%. The overall increase in total consolidated revenues was comprised of a $91.0 million increase in merchandise and jewelry scrapping sales, a $35.9 million increase in pawn service charges, a $4.9 million increase in signature loan fees, $3.6 million in auto title loan fees introduced this year and a $4.7 million increase in other revenues.
The 78 pawn stores acquired in the December 2008 quarter contributed total revenues of $112.0 million, store operating income of $20.1 million, operating income of $17.4 million, and net income of $10.7 million. The acquired stores contributed approximately $0.11 diluted earnings per share in the current year after the effect of shares issued in the acquisitions.
In fiscal 2009, the U.S. Pawn Operations segment, including the contribution from acquisitions, contributed $24.1 million greater store operating income compared to the prior year, primarily from a $25.5 million increase in gross profit on sales and a $35.0 million increase in pawn service charges, partially offset by higher operating costs. The Empeño Fácil segment contributed $0.7 million greater store operating income compared to the prior year, primarily from a $1.3 million increase in gross profit on sales and a $1.0 million increase in pawn service charges, partially offset by higher operating costs. Our EZMONEY Operations segment contributed $7.0 million greater store operating income, comprised of higher fees net of bad debt, somewhat offset by higher operating costs. After a $5.5 million increase in administrative expenses, a $0.4 million increase in depreciation and amortization and a $1.0 million gain on the sale/disposal of assets compared to a $0.9 million loss in fiscal 2008, operating income increased $27.8 million to $101.5 million. After a $1.2 million decrease in net interest income, a $0.7 million increase in our equity interest in the income of Albemarle & Bond, and an $11.2 million increase in income taxes and other smaller items, our consolidated net income improved to $68.5 million in the current year from $52.4 million in the prior year.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.
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
SIGNATURE LOAN CREDIT SERVICE BAD DEBT: We issue letters of credit to enhance the creditworthiness of our credit service customers seeking signature loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed by the borrowers plus any insufficient funds fee. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
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
ALLOWANCE FOR LOSSES ON SIGNATURE LOAN CREDIT SERVICES: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At September 30, 2009, the allowance for Expected LOC Losses on signature loans was $1.7 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $24.5 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
The accuracy of our allowance estimates is dependent upon several factors, including our ability to predict future default rates based on historical trends and expected future events. Actual loan losses could vary from those estimated due to variance in any of these factors. Increased defaults and credit losses may occur during a national or regional economic downturn, in response to regulatory changes or for other reasons, resulting in the need to increase the allowance. We believe we effectively manage these risks through our underwriting criteria and by closely monitoring the performance of the portfolio.
SIGNATURE LOAN REVENUE RECOGNITION: We accrue fees in accordance with state and provincial laws on the percentage of signature loans we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Loan terms are generally less than 30 days, averaging about 18 days.
SIGNATURE LOAN BAD DEBT: We consider a payday loan we made defaulted if it has not been repaid or renewed by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of signature loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
SIGNATURE LOAN ALLOWANCE FOR LOSSES: We provide an allowance for losses on signature loans we make that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue. At September 30, 2009, the combined allowances for uncollectible principal and interest on payday loans were $0.4 million.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete or slow moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At September 30, 2009, the inventory valuation allowance was $5.7 million, or 8.2% of gross inventory, compared to $4.0 million or 8.5% of gross inventory at September 30, 2008. We record changes in the inventory valuation allowance as cost of goods sold. The accuracy of our inventory allowance is dependent on our ability to predict future events based on historical trends. Unexpected variations in sales margins, inventory turnover, or other factors, including fluctuations in gold values could increase or decrease our inventory allowance.
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
SHARE-BASED COMPENSATION: We account for share-based compensation in accordance with the fair value recognition provisions of FASB ASC 718-10-25 (formerly SFAS No. 123(R), “Share-based Payment”). We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods. The fair value of restricted shares is measured as the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant.
We adopted FASB ASC 820-10 (formerly SFAS No. 157, “Fair Value Measurements”) and 825-10 (formerly SFAS No. and 159, “The Fair Value Option for Financial Assets and Liabilities”) on October 1, 2008, resulting in no impact on our financial position, results of operations or cash flows. See Note A to our Consolidated Financial Statements for further discussion.
Strategic Investment Completed after September 30, 2009
On November 5, 2009 we acquired approximately 108.2 million shares of newly issued capital stock of Cash Converters International Limited, a public company headquartered in Perth, Australia, giving us 30% ownership after the transaction. We paid AUS $0.50 per share, for a total cash investment of AUS $54.1 million (approximately $49.4 million U.S.). As its largest single shareholder, we hold two of the five seats on Cash Converters’ board of directors. Cash Converters franchises and operates a worldwide network of about 550 financial services and retail stores, which provide pawn loans, short-term unsecured loans, and other consumer finance products, and buy and sell used merchandise. Cash Converters now owns and operates 17 locations in Australia and 24 locations in the United Kingdom, and has more than 500 franchised stores in 21 countries, including 119 in Australia, 118 in the United Kingdom and significant presences in Spain, South Africa and France. During the past several years, Cash Converters has been buying back franchised locations and converting them into company operated stores. We expect the proceeds from our investment will be used to accelerate this buy back activity, as well as increase Cash Converters’ portfolio of short-term consumer loans in Australia and the U.K.
For its fiscal year ended June 30, 2009, Cash Converters’ gross revenue improved 27% to AUS $94.4 million (U.S. $70.6 million), net income improved 6% to AUS $16.2 million (U.S. $12.1 million), and diluted earnings per share improved 9% to AUS $0.0666 (U.S. $0.0498). For the year, Cash Converters paid dividends of AUS $0.03 (U.S. $0.0224) per share.

Results of Operations
Fiscal 2009 Compared to Fiscal 2008
The following discussion compares our results of operations for the current year ended September 30, 2009 to the prior year ended September 30, 2008. It should be read with the accompanying consolidated financial statements and related notes.
Included in the prior year results is the impact of Hurricane Ike. In September 2008, we lost approximately 1,000 store days due to the hurricane and the resulting power outages. We estimate this reduced our fiscal 2008 consolidated pre-tax income by approximately $2.5 million. In the U.S. Pawn Operations segment, we estimate the hurricane reduced sales gross profit $0.2 million, reduced pawn service charges $0.6 million, and increased operating expenses $0.2 million. In the EZMONEY Operations segment, we estimate the hurricane reduced signature loan fee revenues $0.9 million and increased signature loan bad debt $0.5 million. The remaining impact was a loss on the disposal of assets destroyed by the storm, net of insurance recoveries expected at that date.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Year Ended September 30,
	2008		2009
	(Dollars in thousands)

Sales	$225,747		$313,048
Pawn service charges	89,431		124,396
Signature loan fees	2,782		2,293
Auto title loan fees	—		1,313
Other	2,116		6,646

Total revenues	320,076		447,696
Cost of goods sold	135,142		196,914
Signature loan bad debt	1,108		828
Auto title loan bad debt	—		124

Net revenues	183,826		249,830
Operations expense	98,581		140,525

Store operating income	$85,245		$109,305

Other data:
Gross margin on sales	40%		37%
Annual inventory turnover	3.5	x	3.7	x
Average pawn loan balance per pawn store at year end	$243		$266
Average inventory per pawn store at year end	$137		$166
Average yield on pawn loan portfolio (a)	146%		150%
Pawn loan redemption rate	79%		79%
Average signature loan balance per store offering signature loans at year end (b)	$11		$9
Average auto title loan balance per store offering auto title loans at year end (c)	$—		$14

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn segment total revenues increased $127.6 million, or 40% from the prior year to $447.7 million. Same store total revenues increased $15.6 million, or 5%, and acquired stores contributed $112.0 million. The overall increase in total revenues was comprised of an $87.3 million increase in merchandise and jewelry scrapping sales, a $35.0 million increase in pawn service charges, a $4.5 million increase in other revenues and $1.3 million in auto title loan revenues, offset by a $0.5 million decrease in signature loan revenues. The U.S. Pawn segment accounted for 75% of our consolidated total revenues in the current year.
Our current year U.S. pawn service charge revenue increased 39%, or $35.0 million from the prior year to $124.4 million. Same store pawn service charges increased $7.7 million, or 9%, and acquired stores contributed $27.3 million. The same store improvement was due primarily to an 8% higher average pawn loan balance. We estimate prior year pawn service charges were reduced $0.6 million by temporary store closures from Hurricane Ike in September 2008, discussed above.
The table below summarizes our sales volume, gross profit and gross margins:

	Fiscal Year Ended September 30,
	2008	2009
	(Dollars in millions)
Merchandise sales	$149.9	$196.0
Jewelry scrapping sales	75.8	117.0

Total sales	225.7	313.0

Gross profit on merchandise sales	$61.0	$74.9
Gross profit on jewelry scrapping sales	29.6	41.3

Gross margin on merchandise sales	40.7%	38.2%
Gross margin on jewelry scrapping sales	39.0%	35.3%
Overall gross margin	40.1%	37.1%
The current year merchandise sales gross profit increased $13.9 million, or 23% from the prior year to $74.9 million. This was due to $46.8 million in sales from the 77 U.S. pawn stores acquired in November and December 2008, partially offset by a $0.7 million, or 0.5% decrease in same store sales and a 2.5 percentage point decrease in gross margins to 38.2%. Same store sales of general merchandise increased 5%, while same store jewelry sales decreased 6% as gold jewelry has become more expensive and as customer purchases of luxury items slowed in the current environment. The decrease in gross margins was due primarily to more aggressive discounting of jewelry in a more challenging retail environment in the current year. We estimate temporary store closures from Hurricane Ike in September 2008 reduced the prior year’s gross profit on merchandise sales approximately $0.2 million.
Gross profit on jewelry scrapping sales increased $11.7 million, or 39% from the prior year to $41.3 million on greater volume and a 3.7 percentage point decrease in gross margins to 35.3%. Acquired stores contributed $13.4 million, offset by a $1.7 million same store decrease in scrap gross profit. Including $35.8 million from acquired stores, scrapping revenues increased $41.2 million, or 54%, on 55% more volume while proceeds realized per gram of jewelry scrapped remained relatively constant. Jewelry scrapping sales in both the current and prior year include the sale of approximately $1.2 million of loose diamonds removed from scrapped jewelry. Primarily as a result of the increased volume, scrap cost of goods increased $29.5 million.

The U.S. pawn segment began offering auto title loans with its acquisition of 11 pawnshops in the Las Vegas, Nevada area in mid-November 2008 and expanded to a total of 68 stores by September 30, 2009. The segment’s auto title loan contribution, or fees less bad debt, was $1.2 million in the current year, with bad debt at 9.4% of fees.
Operations expense increased to $140.5 million (56% of net revenues) in the current year from $98.6 million (54% of net revenues) in the prior year. The increase in dollar and percentage terms was primarily due to higher operating costs at acquired stores.
In the current year, the $65.0 million greater net revenue from U.S. pawn activities and the $1.2 million in auto title loan contribution, partially offset by a $0.2 million decrease in contribution from signature loans and the $41.9 million higher operations expense, resulted in a $24.1 million overall increase in store operating income from the U.S. Pawn Operations segment compared to fiscal 2008. Acquired stores comprised $20.1 million of the $24.1 million increase in the segment’s store operating income. For the year, the segment comprised 71% of consolidated store operating income compared to 70% in the prior year.
Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Year Ended September 30,
	2008		2009		2008		2009
	(Dollars in thousands)				(Pesos in thousands)
Sales	$6,813		$10,539		$72,004		$141,850
Pawn service charges	4,813		5,773		50,859		77,715
Other	5		112		49		1,493

Total revenues	11,631		16,424		122,912		221,058
Cost of goods sold	4,260		6,669		44,997		89,733

Net revenues	7,371		9,755		77,915		131,325
Operations expense	4,141		5,833		43,789		78,493

Store operating income	$3,230		$3,922		$34,126		$52,832

Other data:
Gross margin on sales	37%		37%		37%		37%
Annual inventory turnover	2.5	x	2.4	x	2.5	x	2.4	x
Average pawn loan balance per pawn store at year end	$120		$58		$1,290		$781
Average inventory per pawn store at year end	$75		$45		$810		$611
Average yield on pawn loan portfolio (a)	137%		168%		137%		168%
Pawn loan redemption rate	84%		82%		84%		82%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.
The average exchange rate used to translate Empeño Fácil’s current year results from Mexican pesos to U.S. dollars was 22% lower than in the prior year. This weaker peso relative to the U.S. dollar affected all revenue and expense items when translated into U.S. dollars. A 55% higher store operating income in pesos resulted in a $0.7 million or 21% improvement in store operating income to $3.9 million when translated into U.S. dollars.
Empeño Fácil’s total revenues increased $4.8 million, or 41% in the current year to $16.4 million. Same store total revenues increased $0.6 million or 5%, and new stores contributed $4.2 million. The overall increase in total revenues was comprised of a $3.7 million increase in merchandise and jewelry scrapping sales, a $1.0 million increase in pawn service charges, and a $0.1 million increase in other revenues. The Empeño Fácil segment accounted for 3% of our consolidated total revenues in the current year. Total revenues increased 80% when denominated in pesos.

Empeño Fácil’s pawn service charge revenues increased $1.0 million, or 20% in the current year to $5.8 million. Same store pawn service charges decreased approximately $0.2 million, or 5%, and new stores contributed $1.2 million. In Mexican pesos, pawn service charge revenue increased 53% and the average pawn loan balance increased 17%. The average pawn loan yield increased 31 percentage points to 168% primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year.
The table below presents our sales volume, gross profit, and gross margins in the Empeño Fácil segment:

	Fiscal Year Ended September 30,
	2008	2009	2008	2009
	(Dollars in millions)		(Pesos in millions)
Merchandise sales	$5.9	$8.6	$62.3	$116.4
Jewelry scrapping sales	0.9	1.9	9.7	25.5

Total sales	6.8	10.5	72.0	141.9

Gross profit on merchandise sales	$2.2	$3.2	$23.3	$43.7
Gross profit on jewelry scrapping sales	0.4	0.6	3.7	8.4

Gross margin on merchandise sales	37.3%	37.6%	37.3%	37.6%
Gross margin on jewelry scrapping sales	38.3%	32.8%	38.3%	32.8%
Overall gross margin	37.5%	36.7%	37.5%	36.7%
The current year’s merchandise gross profit increased $1.0 million or 47% from the prior year to $3.2 million. This was due to a $0.4 million, or 7% (36% in pesos) same store sales increase and $2.3 million in sales from new stores, combined with a 0.3 percentage point increase in gross margins to 37.6%. The gross profit on jewelry scrapping sales increased $0.2 million or 77% (126% in pesos) from the prior year to $0.6 million. This was due to a $1.0 million increase in scrap sales on 82% more volume, partially offset by a 5.5 percentage point decrease in gross margins.
Operations expense increased to $5.8 million (60% of net revenues) in the current year from $4.1 million (56% of net revenues) in the prior year. The increase was due primarily to new stores which typically produce a loss in their first six to nine months of operation. When denominated in pesos, operations expense increased 79%.
In the current year, the $2.4 million greater net revenues were partially offset by the $1.7 million higher operations expense, resulting in a $0.7 million increase in store operating income for the segment. When denominated in pesos, operating income increased 55%. Empeño Fácil made up 3% of consolidated store operating income in both the current and prior years.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Year Ended September 30,
	2008	2009
	(Dollars in thousands)
Signature loan fees	$125,696	$131,051
Auto title loan fees	—	2,276
Jewelry scrapping sales	—	9

Total revenues	125,696	133,336

Signature loan bad debt	36,042	32,725
Auto title loan bad debt	—	256
Jewelry scrapping cost of sales	—	6

Net revenues	89,654	100,349

Operations expense	56,205	59,879

Store operating income	$33,449	$40,470

Other data:
Signature loan bad debt as a percent of signature loan fees	28.7%	25.0%
Auto title loan bad debt as a percent of auto title loan fees	—	11.2%
Average signature loan balance per store offering signature loans at year end (a)	$63	$65
Average auto title loan balance per store offering auto title loans at year end (b)	$—	$11

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $7.6 million, or 6% to $133.3 million, compared to the prior year. This was due to a $3.8 million, or 3% increase in same store total revenues and $3.8 million of total revenues at new stores net of closed stores. The EZMONEY Operations segment accounted for 22% of our current year’s consolidated total revenues.
The segment’s signature loan net revenue increased $8.7 million, or 10% compared to fiscal 2008. The increase resulted from the new stores contribution net of closed stores and a 3.7 percentage point improvement in bad debt to 25.0% of fees. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
The segment’s net revenues from auto title loans were $2.0 million in the current year, with bad debt at 11.2% of related fees. These loans were not offered in the prior year. We expect continued growth in the contribution from auto title loans as the product matures in the 263 EZMONEY stores currently offering the product and as it is introduced into additional stores.
Operations expense increased to $59.9 million (60% of net revenues) from $56.2 million (63% of net revenues) in the prior year. The increase was mostly from additional labor, rent and other costs at new and existing stores net of closed stores.

Included in the prior year’s results is a $0.5 million charge to the EZMONEY segment’s operating income related to the closure of eleven Florida stores following a regulatory action. Approximately $0.2 million was recorded as a reduction of fee revenue, and $0.3 million was recorded as bad debt in fiscal 2008 based on the increase in loans that were not collected as a result of these store closures.
In the current year, the $8.7 million increase in net revenues from signature loans, $2.0 million net revenues from auto title loans and $3.7 million greater operations expense resulted in a $7.0 million net increase in store operating income from the EZMONEY Operations segment. For the current year, EZMONEY Operations comprised 26% of consolidated store operating income compared to 27% in fiscal 2008.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current year were $40.5 million (11% of net revenues) compared to $35.0 million (12% of net revenues) in the prior year. Excluding $1.5 million current year expense directly attributable to the 78 stores acquired in November and December 2008 and a $0.6 million settlement of a lawsuit in the prior year, administrative expenses increased $4.6 million. This increase was primarily due to a $3.3 million rise in administrative labor and benefits as we continued to build the infrastructure to support our growth, a $0.5 million software license dispute settlement, and a $0.4 million increase in professional fees. In the current year, we realized a $1.1 million cash tax savings upon the exercise of stock options granted in 1998 to our Chief Financial Officer and Chairman of the Board. Terms of the grants required us to pay a bonus to the executives equal to the tax savings realized. Although these items were cash neutral, the tax savings were recorded primarily as an addition to stockholders’ equity, while the bonus was recorded as administrative expense. This charge is included in the current year $3.3 million increase in administrative labor and benefits. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $12.7 million in the current year, compared to $12.4 million in the prior year. Depreciation on assets placed in service, primarily related to acquired pawn stores and new EZMONEY and Empeño Fácil stores, was largely offset by assets that were retired or became fully depreciated in the period.
In the current year, we recognized a $1.0 million net gain on the disposal of assets as insurance proceeds received for destroyed assets exceeded the net book value of those assets, most of which were replaced. In the prior year period, we incurred a $0.9 million loss on disposal of assets.
We earned $0.3 million of interest income on our invested cash in the current year for a rate of return of 0.8%. In fiscal 2008, we earned $0.5 million of interest income on our invested cash, yielding 2.7%. The yield decreased due to lower market rates in the current year.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition. Our $1.4 million interest expense represents interest on the borrowed funds less quarterly repayments, the amortization of deferred financing costs and the commitment fee on our unused available credit. With only short-term borrowings in the prior year, interest expense of $0.4 million represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit.
Our equity in the net income of Albemarle & Bond increased $0.7 million from fiscal 2008 to $5.0 million in the current year primarily as a result of Albemarle & Bond’s higher earnings from same stores and new and acquired stores, partially offset by a weakening in the British pound in relation to the U.S. dollar.
The current year’s income tax expense was $36.8 million (35.0% of pretax income) compared to $25.6 million (32.8% of pretax income) in the prior year. The prior year effective tax rate was lower primarily due to prior year tax credit refund claims on our investment in Albemarle & Bond, as more fully described in Note J to our consolidated financial statements. We estimate our effective tax rate in the year ending September 30, 2010 will be approximately 34.8%.
Consolidated operating income for the current year improved $27.8 million, or 38% over the prior year to $101.5 million. Contributing to this were the $24.1 million, $7.0 million and $0.7 million increases in store operating income in our U.S. Pawn, EZMONEY and Empeño Fácil segments and the $2.0 million improvement in gain on disposal of assets, partially offset by the $5.5 million higher administrative expenses. After a $1.2 million decrease in net interest income, a $0.7 million increase in our equity interest in the earnings of Albemarle & Bond and an $11.2 million increase in income taxes and other smaller items, net income improved $16.0 million to $68.5 million in fiscal 2009. Stores acquired in November and December 2008 contributed $10.7 million of the net income growth.

Fiscal 2008 Compared to Fiscal 2007
The following discussion compares our results of operations for the year ended September 30, 2008 to the year ended September 30, 2007. It should be read with the accompanying consolidated financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Year Ended September 30,
	2007		2008
	(Dollars in thousands)
Sales	$192,832		$225,747
Pawn service charges	73,471		89,431
Signature loan fees	3,314		2,782
Other	1,328		2,116

Total revenues	270,945		320,076

Cost of goods sold	117,923		135,142
Signature loan bad debt	1,390		1,108

Net revenues	151,632		183,826

Operations expense	88,799		98,581

Store operating income	$62,833		$85,245

Other data:
Gross margin on sales	39%		40%
Annual inventory turnover	3.4	x	3.5	x
Average pawn loan balance per pawn store at year end	$206		$243
Average inventory per pawn store at year end	$128		$137
Average yield on pawn loan portfolio (a)	143%		146%
Pawn loan redemption rate	76%		79%
Average signature loan balance per store offering signature loans at year end (b)	$12		$11

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn segment fiscal 2008 total revenues increased $49.1 million, or 18% from fiscal 2007 to $320.1 million. Same store total revenues increased $36.3 million, or 13%, and new and acquired stores contributed $12.8 million. The overall increase in total revenues was comprised of a $32.9 million increase in merchandise and jewelry scrapping sales, a $16.0 million increase in pawn service charges and a $0.8 million increase in other revenues, offset by a $0.5 million decrease in signature loan revenues. In fiscal 2008, the U.S. Pawn segment accounted for 70% of our consolidated total revenues.
Our fiscal 2008 pawn service charge revenues increased $16.0 million, or 22% from 2007 to $89.4 million. This was due to a three percentage point increase in loan yields to 146%, coupled with a 19% higher average pawn loan balance. Same store pawn service charges increased $12.2 million or 17%, with the remaining increase coming from acquired stores. We estimate temporary store closures from Hurricane Ike in September 2008 reduced pawn service charges approximately $0.6 million. In 2007 and 2008, we periodically raised our loan values on gold jewelry in response to increases in gold market values and similar changes by our competitors. This contributed about $7.0 million to the increase in pawn service charges in fiscal 2008.
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
The fiscal 2008 merchandise gross profit increased $3.5 million or 6% from 2007 to $61.0 million. This was due to a $3.3 million, or 2% increase in same store merchandise sales and a $5.7 million increase in sales from acquired stores, partially offset by a 0.1 percentage point decrease in gross margins. We estimate temporary store closures from Hurricane Ike in September 2008 reduced the gross profit on merchandise sales approximately $0.2 million.
The gross profit on jewelry scrapping sales increased $12.2 million or 70% from fiscal 2007 to $29.6 million. This was due to a $23.9 million, or 46% increase in jewelry scrapping sales on 12% more volume, and a 5.5 percentage point increase in margins. The jewelry scrapping sales in 2008 include the sale of approximately $1.2 million of loose diamonds removed from scrapped jewelry, compared to approximately $1.6 million in fiscal 2007. The proceeds refiners paid us for jewelry increased in 2008 in response to higher gold values. We also increased the amount we loaned on jewelry and paid to purchase jewelry from customers, increasing the cost of these items. We estimate these factors had a $10.0 million positive net effect on the gross profit from jewelry scrapping sales in 2008.
The segment’s signature loan contribution, or fee revenue less bad debt, decreased $0.3 million in fiscal 2008, primarily due to lower average loan balances, somewhat offset by an improvement in bad debt to 39.8% of fees compared to 41.9% in fiscal 2007.
Operations expense improved to $98.6 million (54% of net revenues) in fiscal 2008 from $88.8 million (59% of net revenues) in fiscal 2007, as operating expenses grew at a slower pace than the segment’s net revenues. Many of our store level operating expenses are fixed. We generally gain efficiencies by growing same store revenues and leveraging their fixed costs.
In fiscal 2008, the $32.5 million greater net revenue from pawn activities, partially offset by a $0.3 million decrease in contribution from signature loans and the $9.8 million higher operations expense, resulted in a $22.4 million overall increase in store operating income from the U.S. Pawn Operations segment compared to fiscal 2007. For the year, the segment comprised 70% of consolidated store operating income compared to 68% in fiscal 2007.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment:

	Year Ended September 30,
	2007		2008
	(Dollars in thousands)

Sales	$155		$6,813
Pawn service charges	80		4,813
Other	2		5

Total revenues	237		11,631
Cost of goods sold	84		4,260

Net revenues	153		7,371
Operations expense	404		4,141

Store operating income (loss)	$(251)		$3,230

Other data:
Gross margin on sales	46%		37%
Annual inventory turnover	1.0	x	2.5	x
Average pawn loan balance per pawn store at year end	$35		$120
Average inventory per pawn store at year end	$48		$75
Average yield on pawn loan portfolio (a)	156%		137%
Pawn loan redemption rate	67%		84%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the year divided by the average pawn loan balance during the year.
In fiscal 2007, our Empeño Fácil segment included the results from our first four stores opened in 2007. Fiscal 2008 includes results from those stores, the twenty stores acquired October 22, 2007, and the fourteen additional stores opened during fiscal 2008.
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
Fiscal 2008 merchandise gross profit increased to $2.2 million on $5.9 million of sales due to new and acquired stores and the maturation of the stores opened in fiscal 2007. Gross margins on merchandise sales were 37.3%.
Gross profit on jewelry scrapping sales was $0.4 million in fiscal 2008 on $0.9 million of proceeds. Gross margins on jewelry scrapping sales were 38.3%.

Operations expense was $4.1 million (56% of segment net revenues) in fiscal 2008. Operating expenses exceeded net revenues in 2007 during the start-up period of our Empeño Fácil operations.
In fiscal 2008, the $7.2 million greater net revenue from pawn activities, partially offset by the $3.7 million higher operations expense, resulted in a $3.5 million overall improvement in store operating income from the Empeño Fácil segment compared to the $0.3 million loss in 2007. In fiscal 2008, Empeño Fácil comprised 3% of consolidated store operating income.
EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Year Ended September 30,
	2007	2008
	(Dollars in thousands)

Signature loan fees	$101,033	$125,696
Signature loan bad debt	27,118	36,042

Net revenues	73,915	89,654

Operations expense	43,977	56,205

Store operating income	$29,938	$33,449

Other data:
Signature loan bad debt as a percent of signature loan fees	26.8%	28.7%
Average signature loan balance per store offering signature loans at year end (a)	$64	$63

(a)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $24.7 million, or 24% to $125.7 million in fiscal 2008 compared to 2007. This was due to a $14.5 million, or 14% same store increase and $10.2 million of revenues at new stores net of closed stores. In fiscal 2008, the EZMONEY Operations segment accounted for 27% of consolidated total revenues.
The segment’s signature loan contribution, or fees less bad debt, increased $15.7 million, or 21% compared to fiscal 2007. The primary driver of the increased contribution was the addition of new stores, resulting in a 24% increase in signature loan fee revenue. Signature loan bad debt increased $8.9 million to 28.7% of related fees in fiscal 2008 compared to 26.8% in fiscal 2007. We believe the effects of the economic stimulus checks distributed May through July 2008 dampened demand for new loans during the period but benefited bad debt. We estimate that power outages resulting from Hurricane Ike, which caused temporary closures in EZMONEY stores in the Houston, Texas area in September 2008, reduced signature loan fee revenues approximately $0.9 million and increased bad debt approximately $0.5 million, or 0.4% of fee revenues for fiscal 2008.
Operations expense increased $12.2 million in the current year to $56.2 million, or 63% of segment net revenues from $44.0 million or 59% of net revenues in 2007. The increase was mostly from additional labor, rent and other costs at new and existing stores.
Included in the fiscal 2008 results is a $0.5 million charge to the EZMONEY segment’s operating income related to the closure of eleven Florida stores following a regulatory action. Approximately $0.2 million was recorded as a reduction of fee revenue, and $0.3 million was recorded as bad debt in 2008 based on the increase in loans that were not collected as a result of these store closures.

In fiscal 2008, the $15.7 million increase in net revenues and $12.2 million greater operations expense resulted in a $3.5 million net increase in store operating income from the EZMONEY Operations segment. In fiscal 2008, EZMONEY Operations comprised 27% of consolidated store operating income compared to 32% in fiscal 2007, as operating income from the U.S. Pawn and Empeño Fácil segments grew at a faster pace.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in fiscal 2008 were $35.0 million compared to $27.2 million in fiscal 2007, but remained at 12% of net revenue. The dollar increase was due primarily to a $4.0 million increase in administrative labor and benefits, a $1.9 million increase in professional fees and services, a $0.3 million increase in travel and transportation expenses and a $0.6 million settlement of a lawsuit with the Texas Attorney General.
Depreciation and amortization expense was $12.4 million in fiscal 2008, compared to $9.8 million in 2007. Depreciation on assets placed in service, primarily related to new EZMONEY and Empeño Fácil stores and acquired U.S. pawn stores exceeded the reduction from assets that became fully depreciated or were retired.
We earned $0.5 million of interest income on our invested cash in fiscal 2008 for a rate of return of 2.7%. In fiscal 2007, we earned $1.7 million of interest income on our invested cash, yielding 5.0%.
With no debt in fiscal 2008, our $0.4 million interest expense represented primarily the amortization of deferred financing costs, the commitment fee on our $40 million line of credit, and an incremental ticking fee on our new $120 million credit facility that became effective upon the closing of the Value Financial Services acquisition. With no debt, interest expense of $0.3 million in fiscal 2007 represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit.
Our equity in the net income of Albemarle & Bond increased $1.4 million from fiscal 2007 to $4.3 million in 2008 primarily as a result of Albemarle & Bond’s higher earnings from same stores and from its acquisition of a competitor in July 2007.
The fiscal 2008 income tax expense was $25.6 million (32.8% of pretax income) compared to $22.1 million (36.8% of pretax income) for fiscal 2007. In fiscal 2008, we recognized the benefit of a previously under-utilized foreign tax credit related to our investment in Albemarle & Bond by electing to use the gross method rather than the net method in claiming this credit on our U.S. federal taxes. This resulted in a $3.4 million reduction in income tax expense compared to what would have been recognized under the net method. Of the $3.4 million total, $1.0 million related to a reduction of taxes from Albemarle & Bond’s 2008 earnings and $2.4 million resulted from our ability to claim the larger credit by making the same election on amended earlier tax returns and by applying the same approach to Albemarle & Bond’s undistributed earnings from earlier years. In 2008, we also generated a capital gain resulting in the reversal of $0.2 million from the valuation allowance previously placed on a capital loss carry-forward. We also recorded a $0.4 million additional tax charge related to an uncertain tax position in accordance with FASB ASC 740-10-25 (formerly Financial Interpretation No. 48). The net effect of the above items caused the decrease in the effective tax rate from fiscal 2007 to fiscal 2008.
Consolidated operating income for fiscal 2008 improved $18.1 million to $73.7 million. Contributing to this were the $22.4 million, $3.5 million and $3.5 million increases in store operating income in our U.S. Pawn, Empeño Fácil and EZMONEY Operations segments, partially offset by the $7.8 million increase in administrative expenses, $2.5 million increase in depreciation and amortization, and a $0.9 million loss on sale/disposal of assets compared to a small gain in fiscal 2007. After a $1.4 million increase in our equity interest in the earnings of Albemarle & Bond, a $1.3 million decrease in net interest income, and a

$3.6 million increase in income taxes and other smaller items, net income improved to $52.4 million in fiscal 2008 from $37.9 million in fiscal 2007.
Liquidity and Capital Resources
In fiscal 2009, our $80.6 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $90.4 million, net of (ii) $9.8 million of normal, recurring changes in operating assets and liabilities. In fiscal 2008, our $62.3 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $68.5 million, net of (ii) $6.2 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two years were an increase in collected pawn service charges and signature loan fees and an increase in the gross profit on sales of inventory, net of higher operating expenditures and taxes paid. Much of the increased cash flow was from pawn stores acquired in November and December 2008.
The $73.0 million of net cash used in investing activities during the current year was funded by cash flow from operations and $4.6 million of borrowings net of repayments. Our most significant investments were the $23.8 million of cash used in the acquisition of 67 VFS stores (including contingent consideration payments), $17.2 million of cash used in the acquisition of 11 pawnshops in the Las Vegas, Nevada area, $19.3 million of additions to property and equipment and $15.5 million in loans made net of loan repayments and principal recovery through the sale of forfeited pawn collateral. These investments were partially offset by the $1.6 million of dividends received from an unconsolidated affiliate, the $1.1 million proceeds from disposal of assets and $6.7 million of cash and tax benefits received from the exercise of stock options and warrants.
In the VFS acquisition on December 31, 2008, we assumed VFS’s $30.4 million of debt. To complete the acquisition, we borrowed $40.0 million on our new credit agreement. We subsequently retired VFS’s debt and later repaid $5.0 million of our term loan. Upon the closing of our new credit facility, we paid $1.2 million of debt issuance costs. In the current year, we paid $0.4 million for the issuance of acquisition-related stock.
The net effect of these and other smaller cash flows was a $17.3 million increase in cash on hand, providing a $44.8 million ending cash balance. We used the majority of this cash and a small portion of our available line of credit to invest $49.4 million in Cash Converters on November 5, 2009, as more fully discussed in Note S, “Subsequent Events” to our consolidated financial statements.
We typically invest our excess cash in institutional mutual funds that hold short-term, high quality investments. At September 30, 2009, $35.7 million of our excess funds were invested in the Invesco AIM Premier Portfolio fund and the Invesco AIM Liquid Assets Portfolio fund. These funds invest primarily in short-term money market instruments that blend top-tier, high quality U.S. dollar denominated obligations, including: securities issued by the U.S. government and its agencies, bankers’ acceptances, certificates of deposit and time deposits from banks, repurchase agreements, commercial instruments, municipal securities and master notes. The majority of our operating cash is held at Wells Fargo Bank.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations	$35.0	$10.0	$20.0	$5.0	$—
Interest on long-term debt obligations	1.9	0.9	1.0	—	—
Operating lease obligations	131.7	32.4	52.1	27.0	20.2

Total	$168.6	$43.3	$73.1	$32.0	$20.2

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At September 30, 2009, our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $24.5 million. At that date, our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $2.3 million. Auto title loans are secured by customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes, and insurance at most of our locations. In the fiscal year ended September 30, 2009, these collectively amounted to $13.6 million.
The operating lease obligations in the table above include expected rent for all our store locations for the full expected lease terms. Of the 477 U.S. EZMONEY short-term consumer loan stores, 157 adjoin an EZPAWN store. The lease agreements at approximately 80% of the remaining 320 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent at these stores to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining EZPAWN stores could be re-incorporated into the EZPAWN operations.
In the fiscal year ending September 30, 2010, we plan to open 40 to 50 Empeño Fácil pawn stores in Mexico, 35 to 45 CASHMAX payday loan locations in Canada and six pawnshops in the United States for an expected capital expenditure of approximately $7.9 million, plus the funding of working capital and start-up losses at these stores. We believe new short-term consumer loan stores will create a drag on earnings and liquidity in their first six to nine months of operations before turning profitable and new pawn stores will create a drag on earnings until their second year of operations.
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility expiring December 31, 2011 that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At September 30, 2009, $35.0 million was outstanding under the term loan, but the $80 million revolving credit facility remained unused. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2009 and expect to remain in compliance based on our expected future performance. The payment of dividends is prohibited and additional debt is restricted under our credit agreement.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility, after considering the $49.4 million we invested in Cash Converters on November 5, 2009, will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
Off-Balance Sheet Arrangements
We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking signature loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fee or late fee. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lender’s results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 (formerly Financial Interpretation No. 46 regarding variable interest entities).
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2009, the allowance for Expected LOC Losses was $1.8 million. At that date, our maximum exposure for losses on LOCs, if all brokered signature and auto title loans defaulted and none was collected, was $26.8 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
Forward-Looking Information
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, the effect of acquisitions and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” “will,” and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are described in “Part I, Item 1A — Risk Factors” of this report.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to interest rates, gold values, and changes in foreign currency exchange rates. We also are exposed to regulatory risk in relation to our credit services, payday loans, auto title loans and pawn operations. We do not use derivative financial instruments.
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the fiscal year ending September 30, 2010, our interest expense during the year would increase by approximately $146,000. This amount is determined by considering the impact of the hypothetical interest rate on our variable-rate term debt at September 30, 2009, including mandatory quarterly principal repayments of $2.5 million.
Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and our ability to sell excess jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, you should read “Part I, Item 1A — Risk Factors” of this report.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investment in Albemarle & Bond, our Empeño Fácil pawn operations, and our Canadian CASHMAX stores. Albemarle & Bond’s functional currency is the British pound, Empeño Fácil’s functional currency is the Mexican peso, and CASHMAX’s functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in the exchange rates between the U.S. dollar and the British pound, the Mexican peso, and the Canadian dollar cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. Our Canadian operations are not yet material.
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the year ended June 30, 2009 (included in our September 30, 2009 results on a three-month lag) was a $3.0 million decrease to stockholders’ equity. On September 30, 2009, the British pound weakened to £1.00 to $1.5922 U.S. from $1.6520 at June 30, 2009.
The translation adjustment from Empeño Fácil representing the weakening of the Mexican peso during the year ended September 30, 2009 was a $4.2 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On September 30, 2009, the peso weakened to $1.00 Mexican peso to $0.0741 U.S. from $0.0757 at June 30, 2009.
We cannot predict the future valuation of the British pound, Mexican peso or Canadian dollar or how further movements in them could affect our future earnings or financial position

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the Company) as of September 30, 2008 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also include the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2008 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As more fully described in Note J to the consolidated financial statements, effective October 1, 2007, the Company adopted the provisions of FASB ASC 740-10-25 (formerly Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EZCORP, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
December 14, 2009

EZCORP, Inc.
Consolidated Balance Sheets

	September 30,
	2008	2009
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$27,444	$44,764
Pawn loans	75,936	101,684
Signature loans, net	7,124	8,357
Auto title loans, net	1	1,663
Pawn service charges receivable, net	12,755	18,187
Signature loan fees receivable, net	5,406	5,599
Auto title loan fees receivable, net	—	529
Inventory, net	43,209	64,001
Deferred tax asset	10,926	15,670
Prepaid expenses and other assets	9,115	16,927

Total current assets	191,916	277,381

Investment in unconsolidated affiliate	38,439	38,851
Property and equipment, net	40,079	51,154
Deferred tax asset, non-current	8,139	6,311
Goodwill	24,376	100,719
Other assets, net	5,771	18,101

Total assets	$308,720	$492,517

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$10,000
Accounts payable and other accrued expenses	29,425	33,838
Customer layaway deposits	2,327	4,175
Federal income taxes payable	246	572

Total current liabilities	31,998	48,585

Long-term debt, less current maturities	—	25,000
Deferred gains and other long-term liabilities	3,672	3,247

Total liabilities	35,670	76,832

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; 38,564,331 issued and 38,554,331 outstanding in 2008; 45,732,998 issued and outstanding in 2009	386	457
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30
Additional paid-in capital	135,895	217,176
Retained earnings	134,170	202,642
Treasury stock, at cost; 10,000 shares in 2008	(12)	—
Accumulated other comprehensive income (loss)	2,581	(4,620)

Total stockholders’ equity	273,050	415,685

Total liabilities and stockholders’ equity	$308,720	$492,517

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Operations

	Years Ended September 30,
	2007	2008	2009
	(In thousands, except per share amounts)
Revenues:
Sales	$192,987	$232,560	$323,596
Pawn service charges	73,551	94,244	130,169
Signature loan fees	104,347	128,478	133,344
Auto title loan fees	—	—	3,589
Other	1,330	2,121	6,758

Total revenues	372,215	457,403	597,456

Cost of goods sold	118,007	139,402	203,589
Signature loan bad debt	28,508	37,150	33,553
Auto title loan bad debt	—	—	380

Net revenues	225,700	280,851	359,934

Operating expenses:
Operations	133,180	158,927	206,237
Administrative	27,171	34,951	40,497
Depreciation	9,697	11,794	12,261
Amortization	115	560	485
(Gain) loss on sale / disposal of assets	(72)	939	(1,024)

Total operating expenses	170,091	207,171	258,456

Operating income	55,609	73,680	101,478

Interest income	(1,654)	(477)	(281)
Interest expense	281	420	1,425
Equity in net income of unconsolidated affiliate	(2,945)	(4,342)	(5,016)
Other	—	8	38

Income before income taxes	59,927	78,071	105,312
Income tax expense	22,053	25,642	36,840

Net income	$37,874	$52,429	$68,472

Net income per common share:
Basic	$0.92	$1.27	$1.45

Diluted	$0.88	$1.21	$1.42

Weighted average shares outstanding:
Basic	41,034	41,396	47,372
Diluted	43,230	43,327	48,076
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2007	2008	2009
	(In thousands)
Operating Activities:
Net income	$37,874	$52,429	$68,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,812	12,354	12,746
Signature loan and auto title loan loss provisions	5,353	8,691	9,023
Deferred taxes	(2,636)	(5,291)	2,493
Net (gain) loss on sale or disposal of assets	(72)	939	(1,024)
Share-based compensation	3,627	3,719	3,701
Income from investment in unconsolidated affiliate	(2,945)	(4,342)	(5,016)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,948)	(1,835)	(1,408)
Inventory, net	(411)	(874)	(783)
Prepaid expenses, other current assets, and other assets, net	(2,138)	(3,885)	(4,767)
Accounts payable and accrued expenses	2,903	4,088	(3,649)
Customer layaway deposits	21	275	861
Deferred gains and other long-term liabilities	(363)	731	(363)
Excess tax benefit from share-based compensation	(916)	(552)	(1,789)
Federal income taxes	6,248	(4,103)	2,120

Net cash provided by operating activities	53,409	62,344	80,617

Investing Activities:
Loans made	(260,316)	(344,450)	(446,023)
Loans repaid	150,017	207,718	276,255
Recovery of pawn loan principal through sale of forfeited collateral	96,207	110,211	154,235
Additions to property and equipment	(13,742)	(18,159)	(19,264)
Acquisitions, net of cash acquired	(23,201)	(15,467)	(40,922)
Investment in unconsolidated affiliate	(13,408)	(15)	—
Dividends from unconsolidated affiliate	1,274	1,760	1,634
Proceeds from sale of assets	259	—	1,062

Net cash used in investing activities	(62,910)	(58,402)	(73,023)

Financing Activities:
Proceeds from exercise of stock options and warrants	1,462	417	4,943
Stock issuance costs related to acquisitions	—	—	(442)
Excess tax benefit from share-based compensation	916	552	1,789
Debt issuance costs	(283)	—	(1,179)
Proceeds from bank borrowings	—	—	40,000
Payments on bank borrowings	—	—	(35,385)

Net cash provided by financing activities	2,095	969	9,726

Change in cash and equivalents	(7,406)	4,911	17,320
Cash and equivalents at beginning of period	29,939	22,533	27,444

Cash and equivalents at end of period	$22,533	$27,444	$44,764

Cash paid during the period for:
Interest	$139	$150	$1,181
Income taxes	$18,441	$35,034	$32,231

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$96,387	$113,718	$155,690
Foreign currency translation adjustment	$(1,377)	$21	$7,201
Cumulative effect of adopting a new accounting principle	$—	$106	$—
Acquisition-related stock issuance	$—	$—	$71,197
Issuance of common stock to 401(k) plan	$27	$135	$178
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional			Accumulated Other
		Par	Paid In	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(In thousands)
Balances at Sept. 30, 2006	40,512	$405	$124,572	$43,973	$(35)	$1,225	$170,140

Issuance of Common Stock to 401(k) plan	2	—	27	—	—	—	27
Share-based compensation	—	—	3,627	—	—	—	3,627
Stock options and warrants exercised	819	8	1,454	—	—	—	1,462
Excess tax benefit from share-based compensation	—	—	1,418	—	—	—	1,418
Foreign currency translation adjustment	—	—	—	—	—	1,377	1,377
Net income	—	—	—	37,874	—	—	37,874

Total comprehensive income	—	—	—	—	—	—	39,251

Balances at Sept. 30, 2007	41,333	413	131,098	81,847	(35)	2,602	215,925

Issuance of Common Stock to 401(k) plan	12	—	135	—	—	—	135
Share-based compensation	—	—	3,719	—	—	—	3,719
Stock options and warrants exercised	190	3	391	—	23	—	417
Excess tax benefit from share-based compensation	—	—	552	—	—	—	552
Adoption of FIN48				(106)			(106)
Foreign currency translation adjustment	—	—	—	—	—	(21)	(21)
Net income	—	—	—	52,429	—	—	52,429

Total comprehensive income	—	—	—	—	—	—	52,408

Balances at Sept. 30, 2008	41,535	416	135,895	134,170	(12)	2,581	273,050

Issuance of Common Stock to 401(k) plan	17	—	178	—	—	—	178
Share-based compensation	—	—	3,701	—	—	—	3,701
Stock options and warrants exercised	1,517	16	4,915	—	12	—	4,943
Issuance of Common Stock due to acquisitions	5,175	51	70,702	—	—	—	70,753
Release of Restricted Stock	459	4	(4)	—	—	—	—
Excess tax benefit from share-based compensation	—	—	1,789	—	—	—	1,789
Foreign currency translation adjustment	—	—	—	—	—	(7,201)	(7,201)
Net income	—	—	—	68,472	—	—	68,472

Total comprehensive income	—	—	—	—	—	—	61,271

Balances at Sept. 30, 2009	48,703	$487	$217,176	$202,642	$—	$(4,620)	$415,685

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
Note A: Organization and Summary of Significant Accounting Policies
Organization: We provide loans or credit services to customers who do not have cash resources or access to credit to meet their short-term cash needs. In our pawnshops, we offer non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to consumers looking for good value. We also offer a variety of short-term consumer loans, including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans.
At September 30, 2009, we operated a total of 910 locations in the U.S., Mexico and Canada, consisting of 369 U.S. pawnshops (operating as EZPAWN or Value Pawn), 62 pawnshops in Mexico (operating as Empeño Fácil or Empeñe su Oro), 477 U.S. short-term loan stores (operating as EZMONEY) and 2 short-term loan stores in Canada (operating as CASHMAX).
Consolidation: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our investment in Albemarle & Bond Holdings, PLC using the equity method.
Pawn Loan and Sales Revenue Recognition: We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two to three months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market (net realizable value) of the property. We record sales revenue and the related cost when this inventory is sold. Sales tax collected upon the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable and other accrued expenses” on our balance sheets until remitted to the appropriate governmental authorities.
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

Allowance for Losses on Signature Loan Credit Services: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At September 30, 2009, the allowance for Expected LOC Losses on signature loans was $1.7 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $24.5 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
Signature Loan Revenue Recognition: We accrue fees in accordance with state and provincial laws on the percentage of signature loans (payday loans and installment loans) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
Signature Loan Bad Debt: We consider a payday loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire installment loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of signature loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We account for the sale of defaulted accounts in the same manner as internal collections of defaulted accounts.
Signature Loan Allowance for Losses: We provide an allowance for losses on signature loans we make that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue.
Inventory: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete or slow moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At September 30, 2009, the inventory valuation allowance was $5.7 million, or 8.2% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
Software Development Costs: We capitalize certain costs incurred in connection with developing or obtaining software for internal use, and amortize the costs by the straight-line method over the estimated useful lives of each system, typically five years. During 2007, 2008 and 2009 approximately $0.9 million, $1.6 million and $0.6 million was capitalized in connection with the development and acquisition of internal software systems. No interest was capitalized in 2007, 2008 or 2009.
Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until we collect the entire related sales price and deliver the related merchandise to the customer.
Intangible Assets: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1st, or more frequently if events or changes in circumstances indicate that they might be impaired, based on cash flows and other market valuation methods. We recognized no impairment of our intangible assets in fiscal 2007, 2008, or 2009. We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method.
Property and Equipment: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 5 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease.
Valuation of Tangible Long-Lived Assets: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, or significant negative industry trends. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. No impairment of tangible long-lived assets was recognized in fiscal 2007, 2008 or 2009.
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
Foreign Currency Translation: Our equity investment in Albemarle & Bond is translated from the British pounds into U.S. dollars at the exchange rate as of Albemarle & Bond’s balance sheet date of June 30. The related interest in Albemarle & Bond’s net income is translated at the average exchange rate for each six-month period reported by Albemarle & Bond. The functional currency of our wholly-owned Empeño Fácil pawn segment is the Mexican peso. Empeño Fácil’s balance sheet accounts are translated into U.S. dollars at the exchange rate at the end of each quarter, and its earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from Albemarle & Bond and Empeño Fácil as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.
Cost of Goods Sold: We include in cost of goods sold the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We also include the cost of operating our central jewelry processing unit, as it relates directly to sales of precious metals to refiners.
Operations Expense: Included in operations expense are costs related to operating our stores. These costs include labor, other direct expenses such as utilities, supplies and banking fees, and indirect expenses such as store rent, building repairs and maintenance, advertising, store property taxes and insurance, regional and area management expenses and the costs of our bad debt collection center.
Administrative Expense: Included in administrative expense are costs related to our executive and administrative offices. This includes executive and administrative salaries, wages and incentive compensation, professional fees, license fees and costs related to the operation of our administrative offices such as rent, property taxes, insurance, and information technology.
Advertising: We expense advertising costs as incurred. Advertising expense was approximately $2.0 million, $2.2 million and $2.0 million for fiscal 2007, 2008 and 2009.
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
Share-Based Compensation: We account for share-based compensation in accordance with the fair value recognition provisions of FASB ASC 718-10-25 (formerly SFAS No. 123(R), “Share-based Payment”). We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods. The fair value of restricted shares is measured as the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant.
Fair Value: We adopted FASB ASC 820-10 (formerly SFAS No. 157, “Fair Value Measurements”) and ASC 825-10 (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”) on October 1, 2008, resulting in no impact on our financial position, results of operations or cash flows. Among other requirements, FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosure about the use of fair value to measure assets and liabilities. FASB ASC 825-10 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report in earnings at each subsequent reporting date those unrealized gains and losses on items for which the fair value option has been elected. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. Upon adoption of FASB ASC 825-10, we elected not to measure any eligible items at fair value.
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
Recently Issued Accounting Pronouncements: In June 2009, FASB issued ASC 105-10 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). Under ASC 105-10, the FASB Accounting Standards Codification became the only source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) to be applied by non-governmental entities and superseded all existing non-SEC accounting and reporting standards. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. We have included the references to the Codification as well as the FASB statement it replaced, in these consolidated financial statements. We adopted the codification September 30, 2009. As the Codification does not create new accounting rules but only provides a comprehensive system to reorganize previously existing U.S. GAAP in a single authoritative source, its adoption had no effect on our financial position, results of operations or cash flows.
In December 2007, FASB issued ASC 805-10-65 (formerly SFAS No. 141(R), “Business Combinations — Revised”). FASB ASC 805-10-65 establishes principles and requirements for how an acquirer in a business combination: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price, and

(3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. Among other changes, FASB ASC 805-10-65 will require us to immediately expense transaction costs that have historically been included in the purchase price allocation under existing guidance. FASB ASC 805-10-65 will apply prospectively to any acquisitions we complete on or after October 1, 2009.
In April 2008, FASB issued ASC 350-30-65 (formerly FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-10-05 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FASB ASC 350-30-65, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. We must adopt FASB ASC 350-30-65 in our fiscal year ending September 30, 2010. We do not expect adoption to have a material effect on our financial position, results of operations, or cash flows.
In April 2009, FASB issued ASC 825-10-65 (formerly FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which requires disclosures about the fair value of financial instruments in interim and annual financial statements. We adopted this standard on June 30, 2009, resulting in no effect on our financial position, results of operations or cash flows.
In May 2009, FASB issued ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”). ASC 855-10 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 requires us to recognize, in the financial statements, subsequent events that provide additional information about conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. We adopted this standard on June 30, 2009, resulting in no effect on our financial position, results of operations or cash flows.
In June 2009, FASB amended ASC 810-10 (formerly SFAS No. 167, “Amendments to FASB Interpretation No 46(R)”). Amended ASC 810-10 added to its scope entities previously considered qualifying special purpose entities, as the concept of these entities was eliminated in another pronouncement. We must adopt this amended standard in our fiscal year beginning October 1, 2010. We expect adoption of amended ASC 810-10 will have no effect on our financial position, results of operations or cash flows.

Note B: Acquisitions
On October 22, 2007, we completed the acquisition of twenty Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.5 million cash and direct transaction costs.
The purchase price was allocated as follows (in thousands):

Current assets:
Pawn loans	$3,230
Pawn service charges receivable	224
Inventory	940
Deferred tax asset	41
Prepaid expenses and other assets	40

Total current assets	4,475

Property and equipment	800
Non-compete agreement	2,000
Goodwill	8,156
Other assets	131

Total assets	$15,562

Liabilities:
Accrued liabilities	$(30)
Customer deposits	(65)

Total liabilities	(95)

Net assets acquired	$15,467

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

The purchase price was allocated as follows (in thousands):

Current assets:
Pawn loans	$5,442
Signature loans	55
Auto title loans	1,098
Pawn service charges receivable	1,231
Signature loan fees receivable	7
Auto title loan fees receivable	84
Inventory	2,860
Deferred tax asset	334
Prepaid expenses and other assets	79

Total current assets	11,190

Property and equipment	392
Goodwill	16,304
Other assets	6,711

Total assets	$34,597

Liabilities:
Accounts payable and other accrued expenses	$(27)
Customer layaway deposits	(135)

Total liabilities	(162)

Net assets acquired	$34,435

Other assets recorded include the estimated $6.7 million value of pawn licenses acquired. As these are considered indefinite lived intangible assets, they are not amortized but are tested at least annually for potential impairment.
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
The estimated fair values of the assets acquired and liabilities assumed are preliminary. We are gathering information to finalize the valuation of assets and liabilities. Any subsequent adjustments to separately identified tangible or intangible assets will be recorded with an offsetting adjustment to goodwill. We will complete the valuation within a year of the acquisition. Other assets recorded include the estimated $4.9 million fair value of the acquired trademark and trade names and $0.6 million of favorable lease assets. As we expect to use the trademark and trade names indefinitely, they are not amortized but are tested at least annually for potential impairment. We are amortizing the favorable lease assets over the related lease terms used for straight-line rent purposes.
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
The purchase price is preliminarily allocated as follows (in thousands):

Current assets:
Pawn loans	$17,886
Pawn service charges receivable	3,491
Inventory	16,265
Deferred tax asset	4,394
Prepaid expenses and other assets	1,438

Total current assets	43,474

Property and equipment	5,584
Deferred tax asset, non-current	690
Goodwill	61,677
Other assets	5,754

Total assets	$117,179

Current liabilities:
Current maturities of long-term debt	$(4,000)
Accounts payable and other accrued expenses	(8,239)
Customer layaway deposits	(872)

Total current liabilities	(13,111)

Long-term debt	(26,385)

Total liabilities	(39,496)

Net assets acquired	$77,683

The total purchase price presented above excludes contingent consideration paid under the terms of the acquisition, which depended on the price at which VFS shareholders sold their EZCORP shares. Between the closing of the acquisition and September 30, 2009, we paid $10.7 million of contingent consideration to VFS shareholders related to the sale of approximately 3.9 million EZCORP shares. At September 30, 2009, approximately 0.2 million shares remained eligible for contingent payments if the EZCORP shares were sold by May 5, 2009. In accordance with accounting rules for contingent payments based on the acquirer’s stock price, all contingent consideration paid was recorded as a reduction of the additional paid-in capital recorded with the stock issuance and did not change the total recorded purchase price.

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

	Twelve Months Ended
	September 30,
	2008	2009
	(Unaudited and Pro Forma)
	(In thousands, except per share amounts)
Revenues:
Sales	$321,304	$351,511
Pawn service charges	125,303	139,019
Signature loan fees	128,478	133,344
Auto title loan fees	—	3,589
Other	3,735	7,230

Total revenues	578,820	634,693

Cost of goods sold	193,529	220,740
Signature loan bad debt	37,150	33,553
Auto title loan bad debt	—	380

Net revenues	348,141	380,020

Operating expenses:
Operations	197,829	217,106
Administrative	47,534	45,854
Depreciation and amortization	14,302	13,019
(Gain) loss on sale/disposal of assets	1,006	(995)

Total operating expenses	260,671	274,984

Operating income	87,470	105,036

Interest expense, net	1,899	1,633
Equity in net income of unconsolidated affiliate	(4,342)	(5,016)
Other	8	38

Income before income taxes	89,905	108,381
Income tax expense	30,136	38,023

Net income	$59,769	$70,358

Net income per common share:
Basic	$1.31	$1.45

Diluted	$1.26	$1.43

Weighted average shares outstanding:
Basic	45,454	48,384
Diluted	47,385	49,088

The table above includes a pro forma loss of interest income from cash paid to former VFS shareholders through September 30, 2009 for contingent consideration. It does not include a pro forma loss of interest income for any contingent payments that will be required on the sale of the 0.2 million EZCORP shares remaining eligible for contingent consideration at September 30, 2009, as we do not yet know the amount of contingent consideration, we will pay related to those shares. We expect limited additional claims for contingent consideration.
Included in pro forma administrative expense in the twelve months ended September 30, 2008 is a non-recurring $1.2 million charge for the write-off of costs related to VFS’s previously planned initial public offering, which it abandoned to pursue the acquisition by EZCORP. Also included in the pro forma administrative expense in the twelve months ended September 30, 2008 is a non-recurring charge of $0.8 million for VFS’s in-process development of a point of sale system that was abandoned and replaced by EZCORP’s point of sale system.
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
Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Years Ended September 30,
	2007	2008	2009

Net income (A)	$37,874	$52,429	$68,472

Weighted average outstanding shares of common stock (B)	41,034	41,396	47,372
Dilutive effect of stock options, warrants, and restricted stock	2,196	1,931	704

Weighted average common stock and common stock equivalents (C)	43,230	43,327	48,076

Basic earnings per share (A/B)	$0.92	$1.27	$1.45

Diluted earnings per share (A/C)	$0.88	$1.21	$1.42

We excluded anti-dilutive options, warrants and restricted stock grants from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by FASB ASC 718-10-25 (formerly SFAS No. 123(R)), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. During fiscal 2007 there were 557 weighted average options outstanding that were anti-dilutive. During fiscal 2008 and fiscal 2009 there were 1,666 weighted average options outstanding that were anti-dilutive. There were no anti-dilutive shares of restricted stock during fiscal 2007 and 2008. During fiscal 2009 there were 122,425 weighted average shares of restricted stock outstanding that were anti-dilutive.
Note D: Strategic Investment
At September 30, 2009, we owned 16,298,875 common shares of Albemarle & Bond Holdings, PLC, representing approximately 29.41% its total outstanding shares. The shares were acquired in 1998 and

2007 at a total cost of $26.2 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. The investment is accounted for using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. The income reported for our fiscal year ended September 30 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1 to June 30. In fiscal 2007, 2008 and 2009, we received dividends from Albemarle & Bond of $1,274,000, $1,760,000 and $1,634,000. The undistributed after-tax earnings included in our consolidated retained earnings were $14.9 million at September 30, 2009. Albemarle & Bond’s shares are listed on the Alternative Investment Market of the London Stock Exchange and at October 31, 2009, the market value of this investment was approximately $63.6 million, based on the closing market price and currency exchange rate on that date.
In 1998, we acquired 13,276,666 shares of Albemarle & Bond’s common stock for approximately $12.8 million. On July 12, 2007, we acquired 3,022,209 additional shares of Albemarle & Bond’s common stock for approximately $13.4 million as part of a private placement of stock by Albemarle & Bond. At June 30, 2009, Albemarle & Bond’s most recently reported balance sheet date, this represented approximately 29.41% of Albemarle & Bond’s total outstanding shares. Because we include Albemarle & Bond’s earnings in our financial statements on a three-month lag as described above, our incremental share of Albemarle & Bond’s results of operations were first reflected in our results in the quarter ending December 31, 2007.
Conversion of Albemarle & Bond’s financial statements into US Generally Accepted Accounting Principles (“GAAP”) resulted in no material differences from those reported by Albemarle & Bond following International Financial Reporting Standards.
Below is summarized financial information for Albemarle & Bond’s most recently reported results (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for income statement items for the periods indicated):

	As of June 30,
	2008	2009
	(In thousands)

Current assets	$120,295	$102,034
Non-current assets	61,388	51,980

Total assets	$181,683	$154,014

Current liabilities	$13,710	$13,247
Non-current liabilities	79,555	55,729
Equity shareholders’ funds	88,418	85,038

Total liabilities and equity shareholders’ funds	$181,683	$154,014

	Years ended June 30,
	2007	2008	2009
	(In thousands)

Turnover (gross revenues)	$63,618	$93,914	$89,712
Gross profit	47,615	72,996	68,572
Profit after tax (net income)	10,203	14,503	17,239
At September 30, 2009, the recorded balance of our investment in Albemarle & Bond, accounted for on the equity method, was $38.9 million. Because Albemarle & Bond publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Albemarle & Bond figures available are as of June 30, 2009, at which point our equity in net assets of Albemarle & Bond was $25.0 million. The difference between the recorded balance and our equity in Albemarle & Bond’s net assets represents the $10.0 million of unamortized goodwill, plus the cumulative difference resulting from Albemarle & Bond’s earnings, dividend payments and translation gains and losses since the dates of investment.
Note E: Property and Equipment
Major classifications of property and equipment were as follows:

	September 30,
	2008	2009
	(In thousands)

Buildings and improvements	$56,356	$68,400
Furniture and equipment	52,785	59,957
Software	24,168	23,346
Construction in progress	1,209	903

Total	134,518	152,606

Less accumulated depreciation	(94,439)	(101,452)

	$40,079	$51,154

Note F: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	September 30,
	2008	2009
	(In thousands)

Pawn licenses	$1,549	$8,229
Trade name	—	4,870
Goodwill	24,376	100,719

Total	$25,925	$113,818

Of the total amount of goodwill recorded at September 30, 2009, $94.2 million relates to our U.S. Pawn Operations segment and $6.5 million relates to our Empeño Fácil Mexico pawn segment. The following table presents the changes in the carrying value of goodwill for the fiscal years ended September 30, 2008 and 2009:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)

Balance at September 30, 2007	$16,211	$—	$—	$16,211
Acquisitions	—	8,156	—	8,156
Effect of foreign currency translation changes	—	9	—	9

Balance at September 30, 2008	16,211	8,165	—	24,376
Acquisitions	77,981	—	—	77,981
Effect of foreign currency translation changes	—	(1,638)	—	—

Balance at September 30, 2008	$94,192	$6,527	$—	$100,719

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	September 30, 2008		September 30, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

License application fees	$345	$(318)	$345	$(339)
Real estate finders’ fees	556	(345)	609	(367)
Non-compete agreements	2,899	(829)	2,497	(1,192)
Favorable lease	—	—	644	(95)
Other	—	—	11	—

Total	$3,800	$(1,492)	$4,106	$(1,993)

Total amortization expense from definite-lived intangible assets was approximately $115,000, $560,000 and $485,000 for fiscal 2007, 2008 and 2009. The favorable lease asset and other intangibles are amortized to rent expense and are included in Operations expense on our statements of operations. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2009 (in thousands):

Fiscal Year	Amortization Expense
2010	$474
2011	$468
2012	$435
2013	$38
2014	$22
These amounts exclude amortization of other intangible assets and the favorable lease asset, which are amortized to rent expense over the related lease terms. As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note G: Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2008	2009
	(In thousands)

Trade accounts payable	$5,680	$6,544
Accrued payroll and related expenses	9,652	9,917
Accrued interest	156	105
Accrued rent and property taxes	6,433	8,397
Accrual for expected losses on credit service letters of credit	2,259	1,797
Collected funds payable to unaffiliated lenders under credit service programs	935	606
Other accrued expenses	4,310	6,472

	$29,425	$33,838

Note H: Long-Term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, expiring December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At September 30, 2009, $35.0 million was outstanding under the term loan, but the $80 million revolving credit facility remained unused.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. We may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 175 to 250 basis points or the base rate plus 0 to 50 basis points, depending upon the leverage ratio computed at the end of each calendar quarter. Our rates are currently at the minimum of the range. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on the leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2009 and expect to remain in compliance based on our current and anticipated performance. The payment of dividends is prohibited and additional debt is restricted.
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
Deferred financing costs of $0.9 million related to our credit agreement are included in Other assets, net in our September 30, 2009 balance sheet. These costs are being amortized to interest expense over their three-year estimated useful life.
Note I: Common Stock, Warrants, Options, and Share-based Compensation
Our capital stock consists of two classes of common stock designated as Class A Non-voting Common Stock (“Class A Common Stock”) and Class B Voting Common Stock (“Class B Common Stock”). The rights, preferences and privileges of the Class A and Class B Common Stock are similar except that each share of Class B Common Stock has one vote and each share of Class A Common Stock has no voting privileges. All Class A Common Stock is publicly held. Holders of Class B Common Stock may, individually or as a class, convert some or all of their shares into Class A Common Stock on a one-to-one basis. Class A Common Stock becomes voting common stock upon the conversion of all Class B Common Stock to Class A Common Stock. We are required to reserve the number of authorized but unissued shares of Class A Common Stock that would be issuable upon conversion of all outstanding shares of Class B Common Stock.
On November 13, 2008, we issued 1,116,505 newly registered shares of our Class A Common Stock as part of the acquisition consideration for eleven Nevada pawn stores. We completed the VFS acquisition on December 31, 2008, resulting in the issuance of 4,058,395 newly registered shares of our Class A Common Stock.
We account for our share-based employee compensation plans under the fair value recognition and measurement provisions of FASB ASC 718-10-25 (formerly SFAS No. 123(R), “Share-based Payment”). Compensation cost recognized includes compensation cost for all unvested share-based payments, based on the grant-date fair value estimated under the provisions of FASB ASC 718-10-25. We amortize the fair value of grants to compensation expense on a ratable basis over the vesting period for both cliff vesting and graded vesting grants. We estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model (“Black-Scholes”) and amortize it to expense over the options’ vesting periods.

Our net income includes the following compensation costs related to our share-based compensation arrangements:

	Years Ended September 30,
	2007	2008	2009
	(In thousands)
Gross compensation costs
Stock options	$1,164	$923	$63
Restricted stock	2,463	2,794	3,638

Total gross compensation costs	3,627	3,717	3,701

Income tax benefits
Stock options	(277)	(140)	(32)
Restricted stock	(836)	(1,001)	(1,208)

Total income tax benefits	(1,113)	(1,141)	(1,240)

Net compensation expense	$2,514	$2,576	$2,461

All options and restricted stock relate to our Class A Non-voting Common Stock.
Our non-employee directors have been granted non-qualified stock options and restricted stock awards that vest in one to two years from grant and expire in ten years. Non-qualified options, incentive stock options and restricted stock awards have been granted to our officers and employees under our 1998, 2003 and 2006 Incentive Plans. Most options have a contractual life of ten years and provide for graded vesting over five years, but some provide for cliff vesting. Certain options granted to officers also provide for accelerated vesting upon a change in control or upon the achievement of certain performance targets. Outstanding options have been granted with strike prices ranging from $0.67 per share to $12.60 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.
On September 21, 2006, our Board of Directors approved the adoption of the EZCORP, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan permits grants of options, restricted stock awards (“RSAs”) and stock appreciation rights covering up to 2,250,000 shares of our Class A Common Stock. In approving this plan, the Board of Directors resolved that no further options, RSAs or SARs would be granted under any previous plan. Awards that expire or are canceled without delivery of shares under the 2006 Incentive Plan generally become available for issuance in new grants. We generally issue new shares to satisfy stock option exercises, but used 10,000 treasury shares to satisfy one option exercise in fiscal 2009 and 20,000 treasury shares to satisfy one option exercise in fiscal 2008. At September 30, 2009, 253,584 shares were available for grant under the 2006 Plan.
We measure the fair value of RSAs based upon the market price of the underlying common stock as of the grant date. A summary of the RSA activity for the current fiscal year follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at beginning of year	1,909,750	$12.33
Granted	168,000	17.51
Released	(459,000)	10.47
Forfeited	(8,000)	17.25

Outstanding at end of year	1,610,750	$13.38

The weighted average grant-date fair values of RSAs granted during fiscal 2007, 2008 and 2009 were $12.94, $13.43 and $17.51 per share. The total grant-date fair value of RSAs vested in fiscal 2009 was $4.8 million. No RSAs vested in fiscal 2007 and fiscal 2008. At September 30, 2009, there was $17.6 million of unrecognized compensation cost related to RSAs. We expect to recognize this cost over a weighted average period of six years.
A summary of the option activity for the current fiscal year follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(thousands)

Outstanding at September 30, 2008	2,307,366	$3.31
Granted	—	—
Forfeited	(1,200)	2.95
Expired	(600)	2.95
Exercised	(1,516,300)	3.22

Outstanding at September 30, 2009	789,266	$3.48	4.3	$8,039
Vested and expected to vest	789,189	$3.48	4.3	$8,038
Vested at September 30, 2009	762,266	$3.49	4.3	$7,756
The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. In applying Black-Scholes, we used the following weighted average assumptions for fiscal 2007. No options were granted in fiscal 2008 and fiscal 2009.

Year Ended
September 30, 2007

Risk-free interest rate	4.97%
Dividend yield	0%
Volatility factor of the expected market price of our common stock	53.82%
Expected life of the options (years)	2
Weighted average grant date fair value of options granted	$4.98
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
As of September 30, 2009, the unamortized fair value of share-based awards to be amortized over their remaining vesting periods was approximately $17.7 million. The weighted average period over which these costs will be amortized is 6.1 years.
Stock option and warrant exercises resulted in the issuance of 819,087 shares of Class A Common Stock in fiscal 2007 for total proceeds of $1.5 million. Stock option and warrant exercises resulted in the issuance of 236,413 shares of Class A Common Stock in fiscal 2008 for total proceeds of $0.5 million. Stock option and warrant exercises resulted in the issuance of 1,528,048 shares of Class A Common Stock in fiscal 2009 for total proceeds of $4.9 million. The tax benefit realized from stock option exercises was $1.3 million in fiscal 2007, $0.6 million in fiscal 2008, and $1.4 million in fiscal 2009. The total intrinsic value of stock options exercised was $11.3 million in fiscal 2007, $3.1 million in fiscal 2008, and $15.5 million in fiscal 2009.
All unexercised warrants expired July 25, 2009 in accordance with their terms.
Note J: Income Taxes
Significant components of the income tax provision are as follows:

	Years Ended September 30,
	2007	2008	2009
	(In thousands)
Current
Federal	$24,002	$30,777	$38,898
State and foreign	881	1,105	1,519

	24,883	31,882	40,417

Deferred
Federal	(2,830)	(6,119)	(3,516)
State and foreign	—	(121)	(61)

	(2,830)	(6,240)	(3,577)

	$22,053	$25,642	$36,840

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations is as follows:

	Years Ended September 30,
	2007	2008	2009
	(In thousands)

Income taxes at the federal statutory rate	$20,975	$27,325	$36,859
Non-deductible expense related to incentive stock options	42	117	112
State income tax, net of federal benefit	881	1,105	1,519
Change in valuation allowance	—	(159)	157
Federal tax credits	—	(3,409)	(1,409)
Other	155	663	(398)

Total provision	$22,053	$25,642	$36,840

Effective Tax Rate	36.8%	32.8%	35.0%

Our fiscal 2009 effective tax rate increased to 35.0% from 32.8% in fiscal 2008. In 2008, we recognized the benefit of a previously under-utilized foreign tax credit related to our investment in Albemarle & Bond Holdings Plc (reported above as “Foreign tax credit”) by electing to use the gross method rather than the net method in claiming this credit on our U.S. federal taxes. This resulted in a $3.4 million (4.4% of pre-tax income) reduction in income tax expense compared to what would have been recognized under the net method. Of the $3.4 million total, $1.0 million (1.3% of pre-tax income) related to a reduction of taxes related to Albemarle & Bond’s 2008 earnings and $2.4 million (3.1% of pre-tax income) resulted from our ability to claim the larger credit by making the same election on amended prior year tax returns and by applying the same approach to Albemarle & Bond’s undistributed earnings from years prior to 2008. The one-time 2008 recognition of additional credits available on prior years’ tax returns and the absence of such a one-time credit in the current year is the primary reason for the difference in the fiscal 2009 and 2008 effective tax rate. Taking into account all the above factors and our expectations, we estimate our effective tax rate in the year ending September 30, 2010 will be approximately 34.8%.

Significant components of our deferred tax assets and liabilities as of September 30 are as follows (in thousands):

	2008	2009
	(In thousands)
Deferred tax assets:
Book over tax depreciation	$10,272	$8,253
Tax over book inventory	6,211	9,081
Accrued liabilities	3,506	4,480
Pawn service charges receivable	1,897	3,042
Stock compensation	2,388	3,365
Tax carry-forwards	233	—

Total deferred tax assets	24,507	28,221

Deferred tax liabilities:
Tax over book amortization	3,681	3,844
Foreign income and dividends	1,128	1,554
Prepaid expenses	400	842

Total deferred tax liabilities	5,209	6,240

Net deferred tax asset	19,298	21,981
Valuation allowance	(233)	—

Net deferred tax asset	$19,065	$21,981

Substantially all of our operating income was generated from U.S. operations during 2008 and 2009, and we have elected to have our Mexican operations treated as a foreign branch of a U.S. subsidiary for U.S. income tax purposes. At September 30, 2008 and 2009, we provided deferred income taxes on all undistributed earnings from Albemarle & Bond. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2008 and 2009 of approximately $1,760,000 and $1,634,000. Any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.
Effective October 1, 2007, we adopted FASB ASC 740-10-25 (formerly Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). To be recognized in the financial statements, FASB ASC 740-10-25 requires that a tax position is more-likely-than-not to be sustained upon examination, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FASB ASC 740-10-25 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the new standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of equity. As a result of the adoption of FASB ASC 740-10-25, we recognized a $106,000 liability, including $8,600 of penalties and interest, for unrecognized state income tax benefits net of federal taxes, and recorded this as a cumulative adjustment to our beginning retained earnings at October 1, 2007. In fiscal 2009, we reversed the 2008 addition of $380,000 due to a change in accounting method for tax purposes.
We recognize interest and penalties related to FASB ASC 740-10-25 unrecognized tax benefits as federal income tax expense on our statement of operations.

Below is a reconciliation of the beginning and ending unrecognized tax benefits for the periods since adoption of FASB ASC 740-10-25 (in thousands):

Unrecognized tax benefits at September 30, 2007	$—
Addition upon initial adoption on October 1, 2007	106
Additions based on current year tax positions	380
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at September 30, 2008	486
Reduction based on prior year tax positions	(380)
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at September 30, 2009	$106

We are subject to U.S., Mexican, and Canadian income taxes as well as to income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2005. The statutes of limitations related to our recorded liability expire between June 15, 2010 and June 15, 2012.
Note K: Related Party Transactions
In fiscal 2007, we had a financial advisory services agreement with Madison Park, L.L.C. (“Madison Park”), an affiliate of the controlling stockholder. The agreement required Madison Park to provide ongoing advice and consultation with respect to mergers, acquisitions, divestitures, strategic planning, corporate development, investor relations, treasury and other advisory services. The monthly fee, inclusive of most expenses, was $100,000. In fiscal 2007, total payments to Madison Park amounted to $1,200,000. The Madison Park agreement in effect during fiscal 2007 had a three year term that expired September 30, 2007.
Effective October 1, 2007 and 2008, we entered new financial advisory services agreements with Madison Park, each with a one-year term. Either party could terminate the agreements at any time on thirty days written notice, but neither party elected to do so. The agreements required Madison Park to provide advice on our business and long-term strategic plan including, but not limited to, acquisitions and strategic alliances, operating and strategic objectives, investor relations, relations with investment bankers and other members of the financial services industry, international business development and strategic investment opportunities, and financial matters. The monthly fee for the services was $150,000 in fiscal 2008 and $200,000 in fiscal 2009. Total payments to Madison Park were $1,800,000 in fiscal 2008 and $2,400,000 in fiscal 2009.
Effective October 1, 2009, we entered a new financial advisory services agreement with Madison Park with a one-year term that expires September 30, 2010. The terms of the agreement are substantially the same as those in the fiscal 2009 agreement described above, except for the monthly fee of $300,000.
Prior to approving the Madison Park agreements, the Board of Directors appointed a special committee comprised of its independent members to review our relationship with Madison Park. This included a review of the advisory services previously provided by Madison Park, a determination whether to continue utilizing Madison Park’s services, and a determination whether to enter into a new advisory services agreement with Madison Park. As part of the review, the independent directors retained a qualified, independent financial advisory firm to evaluate the agreement and render a fairness opinion with respect to the fee to be paid to Madison Park. Based on the independent directors’ findings and conclusions, they elected to negotiate and approve the terms of the agreement.

Note L: Leases
We lease various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

(In thousands)

2010	32,442
2011	28,625
2012	23,425
2013	17,156
2014	9,810
Thereafter	20,196

$131,654

We sublease some of the above facilities. Annual future minimum rentals expected under these subleases amount to $34,000 in fiscal 2010, $12,000 in fiscal 2011 through 2013, $10,000 in fiscal 2014, and none thereafter.
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
Net rent expense for the years ending September 30, 2007, 2008 and 2009 was $21.6 million, $26.7 million and $34.9 million. Net rent expense includes the collection of sublease rent revenue of approximately $52,000, $52,000 and $81,000 for the years ended September 30, 2007, 2008 and 2009.
Prior to fiscal 2007, we completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $2.9 million at September 30, 2009, is included in “Deferred gains and other long-term liabilities” in our consolidated balance sheet. The short-term portion, included in “Accounts payable and other accrued expenses” was $0.4 million at September 30, 2009. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on our other lease agreements.
Note M: Employment Agreements
Effective January 1, 2009, we entered into an Employment and Compensation Agreement with our President and Chief Executive Officer, Joseph L. Rotunda. The agreement expires on October 8, 2010, but may be extended by mutual agreement of the parties for additional successive one-year terms. To date, neither party has given notice of an intention to extend the agreement. The agreement provides Mr. Rotunda with certain severance and termination benefits upon termination of employment in various circumstances (including vesting of all benefits and unvested equity awards upon a change in control). The agreement also provides for a five-year consulting agreement if Mr. Rotunda retires after serving the full initial term of the agreement. The agreement contains certain non-disclosure, non-competition, and non-solicitation covenants.
On August 3, 2009, we entered into an employment agreement with Paul E. Rothamel, Executive Vice President and Chief Operating Officer. The agreement provides for certain benefits (principally, a payment equal to one year of then-current base salary) if (a) Mr. Rothamel terminates his employment for good reason (including a change in control), (b) we terminate Mr. Rothamel’s employment without cause, or (c) Mr. Rothamel dies or becomes totally and permanently disabled during his active employment. Mr.

Rothamel will be subject to confidentiality obligations and, for a period of two years following the termination of his employment, will be prohibited from competing with us, soliciting our customers or soliciting our employees. The agreement has an initial term of two years, and will be renewed for successive one-year terms unless either party gives 90-days’ notice to terminate.
On October 2, 2006, we granted restricted stock awards to Sterling B. Brinkley, Chairman of the Board, and Mr. Rotunda. The awards generally vest over a 10-year period from the date of grant. However, the award agreements provide for immediate vesting of some or all of the unvested shares under certain circumstances, including death or disability, failure of the individual to be re-elected to his current position, or termination of employment without cause. We are the beneficiary of “Key Man” life and disability insurance policies designed to approximately offset the additional expense that would be recognized if vesting were accelerated upon death or disability. All unvested shares will be forfeited upon termination of employment for cause, voluntary termination of employment without a successor approved by the Board of Directors, or violation of the confidentiality or non-competition provisions of the award agreements.
Note N: Retirement Plans
We sponsor a 401(k) retirement savings plan under which eligible employees may contribute a portion of pre-tax earnings. In our sole discretion, we may match employee contributions in the form of our Class A Common Stock. A participant vests in the matching contributions pro rata over their first four years of service and is 100% vested in all matching contributions after four years of service. During fiscal 2007, 2008 and 2009, we incurred expense of approximately $27,000, $135,000 and $178,000 in matching contributions. After our acquisition of Value Financial Services, Inc. but prior to merging its 401(k) plan into the EZCORP, Inc. plan on April 6, 2009, we recognized $97,000 of expense related to cash matching contributions we made to the Value Financial Services, Inc. 401(k) Plan.
We also provide a non-qualified Supplemental Executive Retirement Plan for selected executives. Funds in the Supplemental Executive Retirement Plan vest over three years from the grant date, with one-third vesting each year. All of a participant’s Supplemental Executive Retirement Plan funds from all grants vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control. In addition, the Supplemental Executive Retirement Plan funds are 100% vested when a participant attains his or her normal retirement age (60 years old and five years of active service) while actively employed by us. Contributions to the Supplemental Executive Retirement Plan for fiscal 2007, 2008 and 2009 were approximately $353,000, $407,000 and $579,000. These amounts are amortized to expense based on the vesting schedule. The amount of the amortized expense in fiscal 2007, 2008 and 2009 was approximately $276,000, $419,000 and $463,000.
Note O: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.

Note P: Quarterly Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Year Ended September 30, 2008

Total revenues	$112,306	$113,625	$108,070	$123,402
Net revenues	69,095	70,262	68,065	73,429
Net income	12,555	13,016	10,827	16,031

Earnings per common share:
Basic	$0.30	$0.31	$0.26	$0.39
Diluted	$0.29	$0.30	$0.25	$0.37

Year Ended September 30, 2009

Total revenues	$128,615	$156,266	$147,774	$164,801
Net revenues	78,699	94,726	88,087	98,422
Net income	14,828	18,320	14,385	20,939

Earnings per common share:
Basic	$0.34	$0.38	$0.30	$0.43
Diluted	$0.33	$0.37	$0.29	$0.42
Included in the fourth quarter of fiscal 2008 is the impact of Hurricane Ike, which made landfall near Houston, Texas on September 13, 2008. In September 2008, the Company lost 1,042 store days due to the hurricane and the resulting power outages. We estimate this reduced our fourth quarter fiscal 2008 pre-tax income by approximately $2.5 million.
In the fourth quarter of fiscal 2008, we decreased our estimate of the effective tax rate for the fiscal year ending September 30, 2008 from 37.7% to 32.8% primarily due to additional foreign tax credits. In the quarter, we recognized the $3.4 million benefit of a previously under-utilized foreign tax credit related to our investment in Albemarle & Bond Holdings Plc, as described in Note J, Income Taxes. The decrease in the effective income tax rate increased net income in the quarter ended September 30, 2008 by approximately $3.8 million.
Note Q: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for fiscal 2007, 2008 and 2009 was $39.3 million, $52.4 million and $61.3 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with FASB ASC 830-30-45 (formerly SFAS No. 52, “Foreign Currency Translation”). At September 30, 2009, the accumulated balance of foreign currency activity excluded from net income was $(4.8) million, net of applicable tax of $0.2 million. The net $(4.6) million is presented as “Accumulated other comprehensive income (loss)” in the balance sheet at September 30, 2009.

Note R: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment. The three reportable segments are:
•	The U.S. Pawn Operations segment offers pawn related activities in our 369 U.S. pawn stores, offers signature loans in 76 pawn stores and six EZMONEY stores and offers auto title loans in 68 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 62 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 471 U.S. EZMONEY stores and two Canadian CASHMAX stores. The segment offers auto title loans in 263 of its U.S. EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Year Ended September 30, 2009:
Revenues:
Sales	$313,048	$10,539	$9	$323,596
Pawn service charges	124,396	5,773	—	130,169
Signature loan fees	2,293	—	131,051	133,344
Auto title loan fees	1,313	—	2,276	3,589
Other	6,646	112	—	6,758

Total revenues	447,696	16,424	133,336	597,456

Cost of goods sold	196,914	6,669	6	203,589
Signature loan bad debt	828	—	32,725	33,553
Auto title loan bad debt	124	—	256	380

Net revenues	249,830	9,755	100,349	359,934

Operations expense	140,525	5,833	59,879	206,237

Store operating income	$109,305	$3,922	$40,470	$153,697

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Year Ended September 30, 2008:
Revenues:
Sales	$225,747	$6,813	$—	$232,560
Pawn service charges	89,431	4,813	—	94,244
Signature loan fees	2,782	—	125,696	128,478
Other	2,116	5	—	2,121

Total revenues	320,076	11,631	125,696	457,403

Cost of goods sold	135,142	4,260	—	139,402
Signature loan bad debt	1,108	—	36,042	37,150

Net revenues	183,826	7,371	89,654	280,851

Operations expense	98,581	4,141	56,205	158,927

Store operating income	$85,245	$3,230	$33,449	$121,924

Year Ended September 30, 2007:
Revenues:
Sales	$192,832	$155	$—	$192,987
Pawn service charges	73,471	80	—	73,551
Signature loan fees	3,314	—	101,033	104,347
Other	1,328	2	—	1,330

Total revenues	270,945	237	101,033	372,215

Cost of goods sold	117,923	84	—	118,007
Signature loan bad debt	1,390	—	27,118	28,508

Net revenues	151,632	153	73,915	225,700

Operations expense	88,799	404	43,977	133,180

Store operating income	$62,833	$(251)	$29,938	$92,520

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Year Ended September 30,
	2007	2008	2009
	(in thousands)
Consolidated store operating income	$92,520	$121,924	$153,697
Administrative expenses	27,171	34,951	40,497
Depreciation and amortization	9,812	12,354	12,746
(Gain) / loss on sale / disposal of assets	(72)	939	(1,024)
Interest income	(1,654)	(477)	(281)
Interest expense	281	420	1,425
Equity in net income of unconsolidated affiliate	(2,945)	(4,342)	(5,016)
Other	—	8	38

Consolidated income before income taxes	$59,927	$78,071	$105,312

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at September 30, 2009:
Pawn loans	$98,099	$3,585	$—	$101,684
Signature loans, net	453	—	7,332	7,785
Installment loans, net	—	—	572	572
Auto title loans, net	685	—	978	1,663
Inventory, net	61,196	2,804	1	64,001

Total separately identified recorded segment assets	$160,433	$6,389	$8,883	$175,705

Brokered signature loans outstanding from unaffiliated lenders	$278	$—	$22,706	$22,984
Brokered auto title loans outstanding from unaffiliated lenders	$276	$—	$1,910	$2,186

Assets at September 30, 2008:
Pawn loans	$71,393	$4,543	$—	$75,936
Signature loans, net	472	—	6,652	7,124
Auto title loans, net	—	—	1	1
Inventory, net	40,357	2,852	—	43,209

Total separately identified recorded segment assets	$112,222	$7,395	$6,653	$126,270

Brokered signature loans outstanding from unaffiliated lenders	$384	$—	$23,168	$23,552
Brokered auto title loans outstanding from unaffiliated lenders	$—	$—	$—	$—

Assets at September 30, 2007:
Pawn loans	$60,602	$140	$—	$60,742
Signature loans, net	457	—	4,357	4,814
Auto title loans, net	—	—	—	—
Inventory, net	37,749	193	—	37,942

Total separately identified recorded segment assets	$98,808	$333	$4,357	$103,498

Brokered signature loans outstanding from unaffiliated lenders	$477	$—	$22,834	$23,311
Brokered auto title loans outstanding from unaffiliated lenders	$—	$—	$—	$—
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
Note S: Subsequent Events
On November 5, 2009 we acquired approximately 30% of the capital stock of Cash Converters International Limited, a public company headquartered in Perth, Australia. We paid AUS $0.50 per share, for a total cash investment of AUS $54.1 million (approximately $49.4 million U.S.). Cash Converters franchises and operates a worldwide network of about 500 financial services and retail stores, which provide pawn loans, short-term unsecured loans, and other consumer finance products, and buy and sell used merchandise. Cash Converters now owns and operates 17 locations in Australia and 21 locations in the United Kingdom, and has more than 450 franchised stores in 21 countries, including 119 in Australia, 116 in the United Kingdom and significant presences in Spain, South Africa and France.

For purposes of this discussion of subsequent events, we have considered all events through December 14, 2009.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2009.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.
Our internal control over financial reporting as of September 30, 2009 has been audited by BDO Seidman, LLP, the independent registered public accounting firm that audited our financial statements included in this report, and their report follows immediately.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited EZCORP, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EZCORP, Inc. as of September 30, 2008 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated December 14, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
December 14, 2009

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Internal Controls
Notwithstanding the foregoing, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Limitations inherent in any control system include the following:
•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override.

•	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Set forth below are the names of the persons who, as of December 1, 2009, constituted our Board of Directors and their ages, committee assignments as of that date, and biographical information.

Name	Age	Committees

Sterling B. Brinkley (Chairman)	58	—
Joseph L. Rotunda	62	—
Daniel N. Tonissen	59	—
Joseph J. Beal	64	Compensation
William C. Love	60	Audit (Chair)
Gary C. Matzner	61	Audit
Thomas C. Roberts (Lead Director)	67	Audit, Compensation
Richard D. Sage	69	Compensation (Chair)
Sterling B. Brinkley — Mr. Brinkley serves as our Chairman of the Board of Directors. He has served as either Chairman of the Board of Directors or Chairman of the Executive Committee of the Board of Directors since 1989. Mr. Brinkley also serves as a director and Deputy Chairman of Albemarle & Bond Holdings PLC. From 1988 until March 2005, Mr. Brinkley served as Chairman of the Board, Chairman of the Executive Committee, or Chief Executive Officer of Crescent Jewelers, Inc., and from 1990 until December 2003, he served as Chairman of the Board or Chairman of the Executive Committee of Friedman’s, Inc. Both Crescent Jewelers, Inc. and Friedman’s, Inc. were affiliates of MS Pawn Limited Partnership, the owner of all of our outstanding Class B Voting Common Stock. Crescent Jewelers filed for Chapter 11 bankruptcy protection in August 2004, and Friedman’s, Inc. filed for Chapter 11 bankruptcy protection in January 2005.
Joseph L. Rotunda — Mr. Rotunda is our President and Chief Executive Officer and also serves as a director. Mr. Rotunda joined us as President and Chief Operating Officer and a director in February 2000, and was promoted to Chief Executive Officer in August 2000. Mr. Rotunda also serves as a director and Chairman of the Operating Committee of Albemarle & Bond Holdings PLC, and as a director of Easyhome, Ltd., Toronto, Canada. Prior to joining us, Mr. Rotunda was the Chief Operating Officer of G&K Services, Inc. (1998 to 2000) and held several executive positions, including Executive Vice President and Chief Operating Officer, with Rent-A-Center, Inc. (1991 to 1998).
Daniel N. Tonissen — Mr. Tonissen has served as Senior Vice President and Chief Financial Officer and a director since August 1994. In September 2009, Mr. Tonissen announced his intention to retire effective December 31, 2009.
Joseph J. Beal — Mr. Beal has served as a director since September 2009 and serves on the Compensation Committee. Mr. Beal also serves as a director of Cash Converters International Limited. Until his retirement in 2008, Mr. Beal was the General Manager and Chief Executive Officer of the Lower Colorado River Authority. Prior to joining the LCRA in 1995, he was the Senior Vice President and Chief Operating Officer for Espey Hudson & Associates, an international engineering and environmental consulting firm based in Austin, Texas.
William C. Love — Mr. Love has served as a director since October 2008 and is Chair of the Audit Committee. Mr. Love also serves as a director of Cash Converters International Limited. Mr. Love is a Certified Public Accountant and Certified Valuation Analyst, and since January 1993 has practiced public accounting in the Austin, Texas based William C. Love accounting firm. From 1972 to 1993, Mr. Love worked with the accounting firm of KPMG Peat Marwick and its predecessors, including appointments as Partner in Charge of Audit, Partner in Charge of Tax and Managing Partner of its Austin, Texas office.
Gary C. Matzner — Mr. Matzner has served as a director since July 2002 and is a member of the Audit Committee. He has been associated with the law firm of Akerman Senterfitt since November 2007. He was of-counsel with the law firm of McDermott, Will & Emery from August 2002 to October 2007, and was the Mayor of the Village of Pinecrest, Florida from November 2004 to November 2008. From 1997 to July 2002, Mr. Matzner was President of Nobel Health Services, Inc., a provider of health care consulting services, and was the President of Oakridge Outpatient Center, Inc. from 1999 to 2001.
Thomas C. Roberts — Mr. Roberts has served as a director since January 2005 and as our Lead Director since November 2008. He is a member of both the Audit Committee and the Compensation Committee. Mr. Roberts also serves as a director of Albemarle & Bond Holdings PLC. Since 1990, Mr. Roberts has been a private investor and is currently Chairman of the Board of Directors of Pensco, Inc., a financial services company, having previously served as a senior executive (including Chief Financial Officer) of Schlumberger, Ltd. (1970 to 1985) and President and director of Control Data Computer Systems and Services (1985 to 1989).
Richard D. Sage — Mr. Sage has served as a director since July 1995, and is Chair of the Compensation Committee. Since June 1993, he has been associated with Sage Law Offices in Miami, Florida. Mr. Sage was a director of Champion Healthcare Corporation from January 1995 to August 1996. He was a co-founder of AmeriHealth, Inc., which owned and managed hospitals, and served as its Treasurer from April 1983 to October 1995 and a director from April 1983 to December 1994.
Executive Officers
Set forth below are the name, age, position and biographical information of each of the persons serving as our executive officers as of December 1, 2009 except for Mr. Brinkley, Mr. Rotunda and Mr. Tonissen, whose biographical information is included under “Board of Directors” above.

Name	Age	Title

Sterling B. Brinkley	58	Chairman of the Board of Directors
Joseph L. Rotunda	62	President and Chief Executive Officer
Daniel N. Tonissen	59	Senior Vice President and Chief Financial Officer
Paul E. Rothamel	45	Executive Vice President and Chief Operating Officer
Eric Fosse	46	President — Pawn Americas
Joseph Borbely	51	President — Signature Loans
Robert A. Kasenter	63	Senior Vice President of Administration
Thomas H. Welch, Jr.	54	Senior Vice President, General Counsel and Secretary
Robert Jackson	54	Vice President and Chief Information Officer
John R. Kissick	67	Vice President of Strategic Development
Paul E. Rothamel — Mr. Rothamel joined us in September 2009 as Executive Vice President and Chief Operating Officer. Prior to joining us, Mr. Rothamel was the President and Chief Executive Officer of Pamida, a privately-held company that owns and operates more than 200 general merchandise and pharmacy stores. Mr. Rothamel joined Pamida in 1999 as Senior Vice President, Store Operations, and was promoted to the position of Senior Vice President, Operations in 2005 and served in that capacity until assuming the President and Chief Executive Officer position in November 2007. From 1997 to 1999, Mr. Rothamel held the positions of Regional Vice President, Store Operations and District Team Leader at ShopKo Stores, Inc., also a privately-held owner and operator of general merchandise and pharmacy stores and an affiliate of Pamida. Before joining ShopKo, Mr. Rothamel held various operational positions with Target Stores, Inc. and Venture Stores Inc.

Eric Fosse — Mr. Fosse joined us in September 2004 as Vice President of EZMONEY Operations. In August 2007, Mr. Fosse was promoted to President — EZMONEY Division, and in July 2009, he was promoted to President — Pawn Americas. From 1991 to 2004, Mr. Fosse held various operating positions and ultimately served as a Regional Vice President of G&K Services, a $500 million provider of uniform and textile products.
Joseph Borbely — Mr. Borbely joined us in February 2009 as Vice President of EZMONEY Stores. In July 2009, he was promoted to President — Signature Loans. Mr. Borbely was the senior vice president of store operations at Hancock Fabrics from 2007 to February 2009, and the vice president of stores and head of operations for Allied Cash Advance from 2005 to 2007. Prior to that, Mr. Borbely held a number of multi-unit positions with Hollywood Entertainment between 1996 and 2005.
Robert A. Kasenter — Mr. Kasenter joined us in July 2003 as Vice President of Human Resources and was promoted to Senior Vice President of Administration in October 2004. He was the President and Chief Executive Officer of Strategic Executive Actions, a Chicago-based management consulting firm specializing in human resource crisis issues from 1999 to 2003. From 1968 to 1999, Mr. Kasenter was employed in various operating and administrative positions and ultimately served as the Executive Vice President of Human Resources and Corporate Communications for Montgomery Ward.
Thomas H. Welch, Jr. — Mr. Welch joined us in April 2009 as Senior Vice President, General Counsel and Secretary. He joined Dell, Inc.’s legal department in 1995, and served as Vice President, Legal and General Corporate Counsel from April 1999 to April 2008. Mr. Welch was principally responsible for legal support of Dell’s corporate securities, corporate finance, mergers and acquisitions, financial services, executive compensation and benefits, facilities, corporate governance and general corporate matters. From 1992 to 1995, Mr. Welch was Vice President — Corporate Development of Parker & Parsley Petroleum Company (predecessor to Pioneer Natural Resources), and previously was a shareholder with the law firm of Johnson & Gibbs, P.C., Dallas, Texas.
Robert Jackson — Mr. Jackson joined us in May 2004 as Vice President and Chief Information Officer. Mr. Jackson served as DuPont Photomasks, Inc.’s Chief Information Officer from 1997 to 2004 and Controller from 1995 to 1996.
John R. Kissick — Mr. Kissick has served as Vice President of Strategic Development since August 2001. From 1998 to 2001, Mr. Kissick was Managing Director of Strategic Development Partners, a strategy and business development consulting firm located in Wichita, Kansas. From 1991 to 1998 he served as Vice President of Strategic Planning for Rent-A-Center, Inc.
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
Code of Conduct and Ethics
We maintain a Code of Conduct and Ethics that is applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Controller. That Code of Conduct and Ethics, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely, and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules, and regulations; prompt internal reporting of violations of the code, and accountability for adherence to the code. A copy of the Code of Conduct and Ethics is posted in the Investor Relations section of on our website at www.ezcorp.com.

We will post any waivers of the Code of Conduct and Ethics, or amendments thereto, that are applicable to our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer or our Controller in the Investor Relations section of our website at www.ezcorp.com. To date, there have been no such waivers.
Corporate Governance
Committees of the Board — The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.
•	Audit Committee — The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls, the audit process, and legal and ethical compliance. Its primary duties include reviewing the scope and adequacy of our internal and financial controls and procedures; reviewing the scope and results of the audit plans of our independent and internal auditors; reviewing the objectivity, effectiveness, and resources of the internal audit function; appraising our financial reporting activities and the accounting standards and principles followed, and reviewing and approving ethics and compliance policies. The Audit Committee also selects, engages, compensates and oversees our independent auditor and pre-approves all services to be performed by the independent auditing firm.

The Audit Committee is comprised entirely of directors who satisfy the standards of independence described under “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to audit committee members established under applicable law and NASDAQ listing requirements. The Board has determined that each Audit Committee member meets the NASDAQ “financial literacy” requirement and that both Mr. Love and Mr. Roberts are “financial experts” within the meaning of the current rules of the SEC.

•	Compensation Committee — The Compensation Committee reviews and approves, on behalf of the Board, the amounts and types of compensation to be paid to our executive officers, reviews and recommends to the full Board the amount and type of compensation to be paid to our non-employee directors, reviews and approves, on behalf of the Board, all bonus and equity compensation to be paid to our other employees, and administers our share-based compensation plans. The Compensation Committee is comprised entirely of directors who satisfy the standards of independence described under “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to compensation committee members established under applicable law and NASDAQ listing requirements.
Each committee is governed by a written charter, a copy of which can be found in the Investor Relations section of our website at www.ezcorp.com.
Because all of our voting stock is beneficially owned by Phillip E. Cohen and the remaining stockholders are not entitled to vote on the election of directors, we do not maintain a standing nominating committee of the Board of Directors. In the absence of a nominating committee, director nominees are typically considered by the full Board.
Meetings and Attendance — During fiscal 2009, the Board of Directors held nine meetings, the Audit Committee held five meetings, and the Compensation Committee held ten meetings. All directors attended at least 75% of the total number of meetings of the Board and of the committees on which they served.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Program — The Compensation Committee of the Board of Directors is responsible for establishing and implementing our compensation policies applicable to officers and monitoring our compensation practices. The Compensation Committee seeks to ensure that the officers’ total compensation is fair, reasonable and competitive. The Compensation Committee is responsible for reviewing and approving all officer compensation and all awards under our equity-based compensation plans.
Philosophy and Goals of Executive Compensation Plans — The Compensation Committee’s philosophy for executive compensation is to:
•	Pay for performance — The Compensation Committee believes that our executives should be compensated based upon their ability to achieve specific operational and strategic results. Therefore, our compensation plans are designed to provide rewards for the individual’s contribution to our performance.

•	Pay commensurate with other companies categorized as value creators — The Compensation Committee has determined that compensation levels for executives should be at the 75th percentile for similar executives in the workforce. This allows us to attract, hire, reward and retain executives who continue to formulate and execute our strategic plans and drive exceptional results.
To ensure our programs are competitive, the Compensation Committee reviews compensation information of peer companies, national data and trends in executive compensation to help determine the appropriateness of our plans and compensation levels. These reviews become the basis for the Compensation Committee’s decisions on compensation plans and individual executive compensation payments.
The Compensation Committee has approved a variety of programs that work together to provide a combination of basic compensation and strong incentives. While it is important for us to provide certain base level salaries and benefits to remain competitive, the Compensation Committee’s objective is to provide compensation plans with incentive opportunities that motivate and reward executives for achieving superior results. The Compensation Committee designs our compensation plans to:
•	Reward executives based upon overall company performance, their individual contributions and creation of stockholder value;

•	Encourage top performers to make a long-term commitment to our company, and

•	Align executive incentive plans with the long-term interests of stockholders.
The Compensation Committee reviews competitive information and individual compensation levels before each fiscal year. During the review process, the Compensation Committee addresses the following questions:
•	Do any existing compensation plans need to be adjusted to reflect changes in competitive practices, different market circumstances or changes to our strategic initiatives?

•	Should any existing compensation plans be eliminated or new plans be added to the executive compensation programs?

•	What are the compensation-related objectives for our Incentive Compensation Plan for the upcoming fiscal year?

•	Based upon individual performance, what compensation modifications should be made to motivate key executives to perform at superior levels?
In addressing these questions, the Compensation Committee considers input from management, outside compensation experts and published surveys of compensation levels and practices.
Scope of Authority of the Compensation Committee — The Board of Directors has authorized the Compensation Committee to establish the compensation of all officers and to provide oversight for compliance with our compensation philosophy. Annually, the Compensation Committee sets the compensation for all officers, including objectives and awards under incentive plans. The Compensation Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors. In addition to overseeing the compensation of officers, the Compensation Committee approves all awards under equity-based compensation plans for all other employees. For more information on the Committee’s role, see the Committee’s charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
Independent Compensation Expertise — The Compensation Committee is authorized to retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels. These experts provide information on trends and best practices so the Compensation Committee can formulate ongoing plans for executive compensation. The Compensation Committee retained Towers Perrin as its independent expert to assist in the determination of the reasonableness and competitiveness of the executive compensation plans and individual compensation levels for fiscal 2009 and fiscal 2010.
Towers Perrin performed a benchmark compensation review of our key executive positions, including the Named Executive Officers. Towers Perrin utilized market compensation data from the following published survey sources on retail trade and used-merchandise industries, with the surveyed companies’ reported compensation data adjusted for revenue differences to be comparable to ours:
•	Towers Perrin General Industry Executive Database

•	Towers Perrin Retail/Wholesale Executive Database

•	Watson/Wyatt Survey Report on Top Management Compensation
In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace. The Compensation Committee sets its competitive compensation levels based upon its compensation philosophy. Comparisons to the market are often made using the 50th percentile for companies that are value maintainers and the 75th percentile for value creators. Based upon the Towers Perrin study, the creation of shareholder value and revenue and earnings growth over the last three years, the Compensation Committee determined that the company is a value creator, and set our total compensation target for executive positions at the 75th percentile of total compensation for the competitive market.
Peer Group Companies — In addition to the above survey analysis, the Compensation Committee also reviewed the compensation levels at specific competitive benchmark companies. With input from management, the Compensation Committee chose the peer companies because they are direct competitors within our industry, have similar business models to our company and have comparable key executive positions. While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.

As direct competitors and similarly situated companies that compete for the same executive talent, the Compensation Committee determined that the following peer group companies most closely matched the responsibilities and requirements of our executives:

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
Specific Elements of Executive Compensation —
•	Base Salary — Using information gathered by Towers Perrin, peer company data, national surveys, general compensation trend information, and recommendations from management, the Compensation Committee approved the base salaries for our officers.

Base salaries for officers are set using the Compensation Committee’s philosophy that compensation should be competitive and based upon performance. Executives should expect that their base salaries, coupled with a short-term incentive award, would provide them the opportunity to be compensated at or above the competitive market at the 75th percentile.

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time-to-time. The Compensation Committee reviews and approves base salaries of all officers.

For fiscal 2009, using data from national surveys, the Compensation Committee determined that the typical merit increase percentage for executive base salaries should be in the 3% to 15% range, excluding salary adjustments for unusual circumstances and promotions. In setting specific base salary increases, the Compensation Committee also considered competitive market data.

The following table shows the increases in base salaries for the Named Executive Officers that were approved for fiscal 2009 compared to the approved salaries for fiscal 2008:

	Fiscal 2008	Fiscal 2009		Adjusted
Named Executive Officer	Base Salary	Base Salary	Increase	Increase (a)

Joseph L. Rotunda	$800,000	$975,000	21.9%	16.9%
Sterling B. Brinkley	625,000	775,000	24.0%	17.7%
Daniel N. Tonissen	335,000	400,000	19.4%	14.0%
Robert A. Kasenter	250,000	280,000	12.0%	4.8%
Eric Fosse (b)	325,000	400,000	23.1%	17.5%

(a)	At the beginning of fiscal 2009, the Compensation Committee eliminated all country club and automobile allowances for the executive officers to make our executive compensation more transparent and easier to analyze. After the Committee reviewed competitive compensation data, each executive officer who was receiving these perquisites was given an adjustment in base salary to offset the elimination of these allowances and then provided an annual base salary increase. The amounts added to the Named Executive Officers’ base salaries for these adjustments were $39,600 for Mr. Rotunda and Mr. Brinkley and $18,000 for Mr. Tonissen, Mr. Kasenter and Mr. Fosse. The percentages shown in this column reflect the percentage increase in base salaries excluding these one-time adjustments.

(b)	Mr. Fosse’s base salary increase from fiscal 2008 to fiscal 2009 also reflects his promotion to President — Pawn Americas.
For fiscal 2010, the Compensation Committee has approved the following base salaries for the Named Executive Officers: Mr. Rotunda, $1,050,000; Mr. Brinkley, $775,000; Mr. Tonissen, $412,000; Mr. Kasenter, $310,000, and Mr. Fosse, $400,000.

•	Short-Term Incentive Compensation — Our officers, as well as other key employees, are eligible to participate in our annual Incentive Compensation Plan, which has four primary objectives:
•	Attract, retain and motivate top-quality executives who can add significant value;

•	Create an incentive compensation opportunity that is an integral part of the executive’s total compensation program;

•	Reward participants’ contributions to the achievement of our business results, and

•	Provide an incentive for individuals to achieve periodic financial goals tied to the company’s strategic plans and to departmental, corporate and personal objectives.
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

The key terms of the Incentive Compensation Plan and the criteria for awarding bonuses under the plan for a fiscal year are:
•	Each participant’s target bonus is determined as a percentage of base salary. The percentages vary by position. For fiscal 2009, the target bonus percentage for each of the Named Executive Officers was 150% for Mr. Rotunda, 125% for Mr. Brinkley, 60% for Mr. Tonissen, 50% for Mr. Kasenter, and 100% for Mr. Fosse following his promotion to President — Pawn Americas.

•	Each participant has a company financial objective and may, in addition, have personal objectives that include financial or non-financial goals intended to enhance and support our strategic initiatives. Each participant is assigned a weighting between the overall company financial objective and the personal objectives for determining the individual incentive award. The company financial objective is weighted more heavily for more senior positions. For the Chairman of the Board and the Chief Executive Officer, 100% of their bonus opportunity is tied to the achievement of the company financial objective.

•	The company financial objective payout ranges from 0% to 150% of the company financial objective target bonus for each participant, depending on the level of achievement of the company financial objective. The personal objective payouts range from 0% to 100% of the personal objective target amount for each participant. However, if the company achieves the maximum payout level for the company financial objective, specific personal objectives may be rated as high as 150%. No personal objective payout is allowed unless the minimum company financial objective is achieved. A participant’s total incentive bonus payout is calculated as the sum of the company financial objective payout and the participant’s personal objective payout.

•	All incentive awards are subject to the review and approval of the Compensation Committee and may be adjusted if the Compensation Committee feels that the award does not reflect the contribution of the participant.
Our company financial objective during fiscal 2009 was measured by net income, and required a significant increase in net income from the actual net income achieved in fiscal 2008. In November 2009, the Compensation Committee determined we had achieved only the minimum level of net income for fiscal 2009, resulting in a 50% payout with respect to the company financial objective. After reviewing the proposed personal objective payouts for those participants with personal objectives, the Compensation Committee approved the total short-term incentive bonus payouts for each executive officer. The payouts to Named Executive Officers are shown under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.
For fiscal 2010, the Compensation Committee, after reviewing competitive information, has increased the target bonus percentages for Mr. Brinkley from 125% to 150% of his base salary and for Mr. Kasenter from 50% to 60% of his base salary.

•	Long-Term Compensation — All of our officers are eligible to receive equity awards in the form of stock options or restricted stock awards under our 2006 Incentive Plan. Participation in the long-term incentive plan is based on the following criteria:
•	Analysis of competitive information for comparable positions;

•	Evaluation of the value added to the company by hiring or retaining specific executives, and

•	Each executive’s long-term potential contributions to our company.
Although equity awards may be made at any time as determined by the Compensation Committee, they are generally made on the first business day of our fiscal year or on the recipient’s hire date (in the case of new-hire grants).

The Compensation Committee’s philosophy on long-term compensation is that equity-based compensation is an effective method to align the interests of stockholders and management and focus management’s attention on long-term results. Participation in equity-based compensation plans must also consider the impact the participant can have on our overall performance, strategic direction, financial results and stockholder value. Therefore, equity awards are primarily based upon the participant’s position in the organization, competitive necessity and individual performance.

The Compensation Committee also believes that “cliff” vesting of awards after multiple years of service provides participants with increased incentive to maintain performance levels over a longer period and also provides the Company with a strong retention vehicle. Most equity awards have vesting schedules over several years to promote long-term performance and retention of the recipient, and some have specific performance criteria for vesting.

On October 1, 2008, the Compensation Committee approved restricted stock grants to 54 key employees, totaling 123,500 shares. As a part of this grant, Mr. Tonissen, Mr. Kasenter, and Mr. Fosse each received a grant of 10,000 restricted shares with three-year cliff vesting. No equity awards were made to Mr. Rotunda or Mr. Brinkley. However, on October 2, 2008, the Compensation Committee determined that the performance criteria for the vesting of restricted shares granted to Mr. Rotunda and Mr. Brinkley in October 2006 had been achieved, and as a result, the restrictions lapsed on 189,000 shares for Mr. Rotunda and 135,000 shares for Mr. Brinkley.

On October 1, 2009, the Compensation Committee approved restricted stock grants to 59 key employees totaling 178,500 shares. As a part of that grant, Mr. Fosse received a grant of 10,000 restricted shares with three-year cliff vesting. No equity awards were made to Mr. Rotunda, Mr. Brinkley, Mr. Tonissen or Mr. Kasenter.

•	Supplemental Executive Retirement Plan — We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly-paid executive contribution limitations applicable to our 401(k) retirement savings plan. For a description of the SERP, see “Other Benefits and Perquisites” below.

In October 2008, we made the following contributions to the SERP on behalf of the Named Executive Officers:

Named Executive Officer	SERP Award

Joseph L. Rotunda	$219,375
Sterling B. Brinkley	156,938
Daniel N. Tonissen	57,600
Robert A. Kasenter	37,800
Eric Fosse	58,500
The SERP awards approved for fiscal 2010 were $236,250 for Mr. Rotunda, $174,375 for Mr. Brinkley, $59,328 for Mr. Tonissen, $44,640 for Mr. Kasenter, and $72,000 for Mr. Fosse.

•	Other Benefits and Perquisites — The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide health care supplemental insurance to our executive officers, and the amount of that benefit for the Named Executive Officers during fiscal 2009 is included in the “All Other Compensation” table below.
Employment Agreements, Severance and Change-in-Control Arrangements — Effective January 1, 2009, we entered into an Employment and Compensation Agreement with our President and Chief Executive Officer, Joseph L. Rotunda. The agreement expires on October 8, 2010, but may be extended by mutual agreement of the parties for additional successive one-year terms. To date, neither party has given notice of an intention to extend the agreement. The agreement provides Mr. Rotunda with certain severance and termination benefits upon termination of employment in various circumstances. For a description of these benefits, see “Other Benefits and Perquisites — Certain Termination and Change-in-Control Benefits” below.

On August 3, 2009, we entered into an employment agreement with Paul E. Rothamel, Executive Vice President and Chief Operating Officer. The agreement provides for certain benefits (principally, a payment equal to one year of then-current base salary) if (a) Mr. Rothamel terminates his employment for good reason (including a change in control), (b) we terminate Mr. Rothamel’s employment without cause, or (c) Mr. Rothamel dies or becomes totally and permanently disabled during his active employment. Mr. Rothamel will be subject to confidentiality obligations and, for a period of two years following the termination of his employment, will be prohibited from competing with us, soliciting our customers, or soliciting our employees. The agreement has an initial term of two years, and will be renewed for successive one-year terms unless either party gives 90-days’ notice to terminate.
The Compensation Committee has authority under the stock plans to issue awards with provisions that accelerate vesting upon the occurrence of certain events, including death, disability, termination of employment or change-in-control. In October 2006, the Compensation Committee approved restricted stock awards to Mr. Brinkley and Mr. Rotunda. The awards generally vest over a 10-year period from the date of grant. However, the award agreements provide for immediate vesting of some or all of the unvested shares under certain circumstances, including death or disability, failure of the individual to be re-elected to his current position, or termination of employment without cause. These termination benefits provide important protection to the executive officers, are consistent with practice of the peer companies and are appropriate for attraction and retention of executive talent.
More information on severance arrangements can be found under “Other Benefit Plans — Certain Termination Benefits” below.
Other Factors Affecting Compensation — In establishing total compensation for the executive officers, the Compensation Committee considered the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each covered employee. Generally, Section 162(m) prevents a company from receiving a federal income tax deduction for compensation paid to a Named Executive Officer in excess of $1 million for any year, unless that compensation is performance-based. One of the requirements of performance-based compensation for purposes of Section 162(m) is that the compensation be paid pursuant to a plan that has been approved by the company’s stockholders. To the extent practical, the Compensation Committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain, and reward high-performing executives.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. This report is provided by the following independent directors, who comprised the Compensation Committee as of the end of fiscal 2009.
Richard D. Sage (Chair)
Joseph J. Beal
Thomas C. Roberts
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an officer or employee of EZCORP, and no member of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers serves or has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or has had a member of our Board of Directors as an executive officer.
Summary Compensation Table
The table below summarizes the total compensation for fiscal 2009, 2008 and 2007 for the following persons: Joseph L. Rotunda (principal executive officer), Daniel N. Tonissen (principal financial officer) and Sterling B. Brinkley, Robert A. Kasenter and Eric Fosse (the three other most highly-compensated individuals who were serving as executive officers at the end of fiscal 2009). These persons are referred to as the “Named Executive Officers.”

						Non-Equity
Name and						Incentive Plan	All Other
Principal	Fiscal			Stock	Option	Compensation	Compensation
Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	(4)	(5)	Total
Joseph L. Rotunda,	2009	$975,000	$—	$1,240,979	$—	$731,250	$249,501	$3,196,730
President and Chief	2008	826,923	—	1,299,026	—	1,200,000	200,751	3,526,700
Executive Officer	2007	697,500	—	1,288,994	—	700,000	182,904	2,869,398
Daniel N. Tonissen, Senior Vice	2009	400,000	1,009,172	157,700	19,250	136,500	72,700	1,795,322
President, Chief	2008	347,423	—	97,199	144,877	234,500	78,497	902,496
Financial Officer	2007	322,308	—	96,402	144,493	161,500	78,401	803,104
Sterling B.	2009	775,000	77,624	872,993	3,493	484,375	179,743	2,393,228
Brinkley, Chairman	2008	649,038	—	874,194	255,662	468,750	146,560	2,394,204
of the Board	2007	621,058	—	867,029	254,964	—	119,254	1,862,305
Robert A. Kasenter, Senior Vice	2009	280,000	—	157,700	18,252	87,250	47,849	591,051
President,	2008	259,231	—	97,199	84,030	156,260	59,698	656,418
Administration	2007	239,423	—	96,402	87,128	110,400	61,687	595,040
Eric Fosse,	2009	342,308	—	113,518	25,544	216,504	72,087	769,961
President — Pawn	2008	250,769	—	52,896	25,756	119,600	71,996	521,017
Americas	2007	208,750	—	40,667	25,755	73,873	26,096	375,141

(1)	In 2009, we realized a $1.1 million cash tax savings upon the exercise of stock options granted in 1998 to our Chief Financial Officer and Chairman of the Board. Terms of the grants required us to pay a bonus to the executives equal to the tax savings realized.

(2)	Amounts represent the dollar amount of equity compensation cost we have recognized for financial reporting purposes, excluding the impact of estimated forfeitures for service-based vesting conditions. See Note I to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data” for a description of the assumptions used in that computation. The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

(3)	Amounts represent the dollar amount of equity compensation cost we have recognized for financial reporting purposes, excluding the impact of estimated forfeitures for service-based vesting conditions. See Note I to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data” for a description of the assumptions used in that computation. The actual value realized by the Named Executive Officer with respect to option awards will depend on the difference between the market value of our stock on the date the option is exercised and the exercise price.

(4)	Amounts represent the cash awards earned under the Incentive Compensation Plan, which is discussed in further detail in “Compensation Discussion and Analysis —Short Term Incentive Compensation.”

(5)	Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that were made to the Named Executive Officers during fiscal 2009. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Compensation” under “Compensation Discussion and Analysis” above.
Grants of Plan-Based Awards in Fiscal 2009
Estimated Future Payouts Under
Non-Equity Incentive Plan Awards (1)

					Stock Awards:
					Number of Shares of	Grant Date
Name	Grant Date	Threshold	Target	Maximum	Stock or Units (2)	Fair Value (3)
Joseph L. Rotunda	10/1/2008	$—	$1,462,500	$2,193,750	—	$—
Daniel N. Tonissen	10/1/2008	—	240,000	360,000
	10/1/2008				10,000	182,800
Sterling B. Brinkley	10/1/2008	—	968,750	1,453,125	—	—
Robert A. Kasenter	10/1/2008	—	140,000	210,000
	10/1/2008				10,000	182,800
Eric Fosse	10/1/2008	—	344,110	516,165
	10/1/2008				10,000	182,800

(1)	The target amounts are the target awards under the fiscal 2009 Incentive Compensation Program. They represent a specified percentage of the Named Executive Officer’s fiscal 2009 base salary. The threshold amount reflects the fact that no incentive plan awards would have been payable if the minimum financial and other specified incentive goals were not achieved. For actual award amounts, see the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above. More information regarding the Incentive Compensation Program can be found in “Compensation Discussion and Analysis — Short-Term Incentive Compensation.”

(2)	Represents the number of restricted shares awarded in fiscal 2009. The restricted stock vests on the third anniversary of the date of grant, conditioned on continued service.

(3)	Represents the full award date fair value of fiscal 2009 equity awards. This is the amount we will expense in our financial statements over the awards’ vesting schedules.

The following table sets forth certain information about outstanding option and stock awards held by the Named Executive Officers as of the end of fiscal 2009.
Outstanding Equity Awards at September 30, 2009

		Option Awards				Stock Awards
		Number of	Number of
		Securities	Securities					Market Value
		Underlying	Underlying	Option		Number of Shares		of Shares or
		Unexercised	Unexercised	Exercise	Option	or Units of Stock		Units of Stock
		Options	Options	Price	Expiration	That Have Not		That Have
Name	Award Date	Exercisable	Unexercisable	($) / share	Date	Vested		Not Vested
Joseph L. Rotunda	10/2/2006					756,000	(1)	$10,326,960
Daniel N. Tonissen	1/15/2004	120,000	—	3.26	1/14/2014
	10/2/2006					30,000	(2)	409,800
	10/1/2008					10,000	(4)	136,600
Sterling B. Brinkley	10/2/2006					540,000	(1)	7,376,400
Robert A. Kasenter	1/15/2004	120,000	—	3.26	1/14/2014
	10/2/2006					30,000	(2)	409,800
	10/1/2008					10,000	(4)	136,600
Eric Fosse	9/27/2004	12,000	—	2.89	9/27/2014
	10/2/2006					12,000	(3)	163,920
	8/6/2007					5,000	(3)	68,300
	10/1/2008					10,000	(4)	136,600

(1)	These shares are part of a grant made on October 2, 2006. Under the terms of the award, 20% of the total grant vests on:
•	October 2, 2008 if the average EBITDA for fiscal 2007 and fiscal 2008 is at least 5% greater than the actual EBITDA for fiscal year 2006;

•	October 2, 2010 if the average EBITDA for fiscal 2009 and fiscal 2010 is at least 10% greater than the actual EBITDA for fiscal year 2006;

•	October 2, 2012 if the average EBITDA for fiscal 2011 and fiscal 2012 is at least 15% greater than the actual EBITDA for fiscal year 2006;

•	October 2, 2014 if the average EBITDA for fiscal 2013 and fiscal 2014 is at least 20% greater than the actual EBITDA for fiscal year 2006; and

•	October 2, 2016 if the average EBITDA for fiscal 2015 and fiscal 2016 is at least 25% greater than the actual EBITDA for fiscal year 2006.

If the performance criteria above are not met in any vesting period, the unvested shares will be added to the next succeeding vesting date and will vest on that date provided the performance criteria for that vesting date are met. In the event that the performance criteria for vesting are not achieved for any applicable vesting date by the end of fiscal 2016, all unvested shares will be forfeited and canceled. Upon death or disability, vesting will occur immediately on a portion of the unvested shares calculated as follows: 10% of the originally granted shares multiplied by the number of full or partial years of service since the award date, plus 20% of the originally granted shares, less the number of shares previously vested.

The performance target for the first 20% vesting was achieved, and those shares vested October 2, 2008. The amounts shown represent the remainder of the unvested shares, which are subject to performance-based vesting as described above.

EBITDA is a non-GAAP figure calculated as earnings before interest, taxes, depreciation, amortization, and gain/loss on sale/disposal of assets. For comparability between periods, the calculation of EBITDA for this purpose is based on the accounting principles used in fiscal 2006 and excludes all extraordinary items as defined by U.S. GAAP.

(2)	These shares will vest on the fourth anniversary of the date of grant, assuming the average annual EBITDA for fiscal 2007 through fiscal 2010 is at least 10% greater than the actual EBITDA for fiscal 2006. In the event the EBITDA performance requirement for vesting is not achieved, all unvested shares will be forfeited and canceled. Upon death or disability, vesting will immediately occur on 25% of the originally awarded shares times the number of full or partial years of service since award.

(3)	These shares will vest on the fourth anniversary of the date of grant.

(4)	These shares will vest on the third anniversary of the date of grant.

Option Exercises and Stock Vested in Fiscal 2009
The following table sets forth certain information about option exercises and vesting of restricted stock during fiscal 2009 for the Named Executive Officers who exercised options or had restricted stock vest during fiscal 2009.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise	Exercise (1)	Acquired on Vesting	Vesting (2)

Joseph L. Rotunda	—	$—	309,000	$4,941,390
Daniel N. Tonissen	300,000	3,225,503	—	—
Sterling B. Brinkley	1,050,000	10,769,332	135,000	2,363,850
Robert A. Kasenter	15,000	133,000	—	—
Eric Fosse	—	—	—	—

(1)	Computed using the fair market value of the stock on the date of exercise.

(2)	Computed using the fair market value of the stock on the date of vesting.
Other Benefits and Perquisites
401(k) Retirement Plan — All associates are given an opportunity to participate in our 401(k) retirement savings plan (following a new-hire waiting period). This plan allows participants to have pre-tax amounts withheld from their pay and provides for a discretionary employer matching contribution (currently, a 25% match in the form of EZCORP stock up to 6% of salary). Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in EZCORP stock. Participants are immediately vested in their contributions, and the company matching contributions vest over the first four years of employment and are fully vested for participants who have four or more years of service.
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly-paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”). Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. Currently, our annual contributions to the SERP are calculated as a percentage of the sum of base salary plus target bonus, with that percentage being 9% for Senior Vice Presidents or above and 4% for Vice Presidents. There were eleven participants in the SERP in fiscal 2009.
All SERP funds have a vesting schedule as an additional retention tool. Generally, the funds vest over three years from the grant date, with one-third vesting each year. All of a participant’s SERP funds vest 100% in the event of his or her death or disability, the termination of his or her employment without cause, or the termination of the plan due to a change in control of the company. In addition, all SERP funds are 100% vested when a participant attains his or her normal retirement age (60 years old and five years of active service) while actively employed by us. All SERP funds are forfeited, regardless of vesting status, if the participant’s employment is terminated for cause.
A participant may not withdraw any portion of his or her SERP account while still employed by EZCORP unless, in the sole opinion of management, the participant has an unforeseeable emergency, which is defined as a severe financial hardship resulting from an illness or accident of the participant, the participant’s spouse or a dependent; the loss of the participant’s property due to casualty, or other similar extraordinary and unforeseeable circumstance arising as a result of events beyond the participant’s control.
The SERP has been designed to provide a potential replacement value of 10%-20% of final pay for each participant, assuming that the individual remains with us and participates in the SERP for twenty years. Using an assumption that the executive’s salary and investments will grow 5% annually, the SERP balance is estimated to fund the purchase of a single-life annuity at age 65 that will have an income replacement value of the 10%-20% goal stated above.
The following table describes the contributions, earnings and balance at the end of fiscal 2009 for each of the Named Executive Officers who participate in the SERP:
Non-qualified Deferred Compensation

			Aggregate
	Company	Aggregate	Balance at
	Contributions in	Earnings in	September 30,
Name	Fiscal 2009 (1)	Fiscal 2009 (2)	2009 (1)

Joseph L. Rotunda	$219,375	$65,320	$615,729
Daniel N. Tonissen	57,600	12,914	174,986
Sterling B. Brinkley	156,938	24,745	386,812
Robert Kasenter	37,800	21,163	153,564
Eric Fosse	58,500	9,930	116,998

(1)	The amounts shown under Company Contributions in Fiscal 2009 were included in the Summary Compensation Table above.

(2)	The amounts shown under Aggregate Earnings in Fiscal 2009 were not included in the Summary Compensation Table above, as those earnings were not in excess of market rates.

(3)	Of the Aggregate Balance at September 30, 2009, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $347,000 for Mr. Rotunda, $119,825 for Mr. Tonissen, $264,375 for Mr. Brinkley, $97,150 for Mr. Kasenter, and $52,720 for Mr. Fosse.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

						Company
					Value of	Contributions
				Health Care	Supplemental	to Defined
		Automobile	Country Club	Supplemental	Life Insurance	Contribution
Name	Year	Allowance (1)	Allowance (1)	Insurance (2)	Premiums (3)	Plans (4)	Total
Joseph L. Rotunda	2009	$—	$—	$26,537	$2,880	$220,084	$249,501
	2008	26,400	13,200	13,070	3,372	144,709	200,751
	2007	26,400	14,024	12,081	3,600	126,799	182,904
Daniel N. Tonissen	2009	—	—	10,870	2,880	58,950	72,700
	2008	18,000	—	10,550	3,372	46,575	78,497
	2007	18,000	—	11,963	3,488	44,950	78,401
Sterling B. Brinkley	2009	—	—	19,925	2,880	156,938	179,743
	2008	26,400	13,200	19,213	3,372	84,375	146,560
	2007	26,400	13,200	21,628	3,600	54,426	119,254
Robert A. Kasenter	2009	—	—	6,597	2,419	38,833	47,849
	2008	18,000	—	4,537	2,529	34,632	59,698
	2007	18,000	—	7,758	2,592	33,337	61,687
Eric Fosse	2009	—	—	8,844	2,826	60,417	72,087
	2008	19,500	—	15,477	2,453	34,566	71,996
	2007	—	—	10,807	2,236	13,053	26,096

(1)	This benefit was discontinued at the beginning of fiscal 2009.

(2)	We pay supplemental health care premiums for certain of our executives, including all of the Named Executive Officers. Amounts shown represent the amount of such supplemental premiums we paid on behalf of each of the Named Executive Officers.

(3)	Represents taxable group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage at three times the Named Executive Officer’s annual salary up to a maximum of $1 million.

(4)	Includes the company contributions to the 401(k) plan and the SERP as presented in “Supplemental Executive Retirement Plan” above.
Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the Named Executive Officers upon termination of employment or a change-in-control of EZCORP:
•	Rotunda Employment Agreement — Mr. Rotunda’s employment agreement provides for the payment of certain cash benefits upon termination of Mr. Rotunda’s employment in the following circumstances:
•	If Mr. Rotunda resigns for “good reason” (which includes a resignation following a change-in-control of EZCORP), he will be entitled to (1) payment of the prorated portion of his current-year annual incentive bonus (calculated at the target amount), (2) payment of an amount equal to one year’s base salary plus his most recent annual incentive bonus award, and (3) payment of amounts required to allow continuation of healthcare benefits for one year plus tax gross-up.

•	If Mr. Rotunda’s employment is terminated by EZCORP without cause, he will be entitled to (1) payment of the prorated portion of his current-year annual incentive bonus (calculated at the target amount), (2) payment of an amount equal to three years’ base salary plus his most recent annual incentive bonus award, and (3) payment of amounts required to allow continuation of healthcare benefits for one year plus tax gross-up.

•	If Mr. Rotunda’s employment is terminated by reason of death or disability, he (or his estate or beneficiaries) will be entitled to (1) payment of the prorated portion of his current-year annual incentive bonus (calculated at the target amount), (2) payment of an amount equal to one year’s base salary plus his most recent annual incentive bonus award, and (3) payment of amounts required to allow continuation of healthcare benefits (limited to coverage for Mr. Rotunda’s spouse in the case of Mr. Rotunda’s death) for one year plus tax gross-up.
•	If Mr. Rotunda retires after serving the full term of the employment agreement (through October 8, 2010) or through other such date as is mutually agreed upon by Mr. Rotunda and the Board of Directors, he will be entitled to (1) payment of an amount equal to one year’s base salary plus his most recent annual incentive bonus award and (2) payment of amounts required to allow continuation of healthcare benefits for one year plus tax gross-up. In addition, we will enter into a five-year consulting agreement with Mr. Rotunda that will provide for the following: an annual consulting fee of $500,000, payable monthly; an annual incentive bonus with a target range of 50% to 100% of the annual consulting fee; and reimbursement of reasonable business expenses, including travel, offsite office and administrative support. If the consulting arrangement is terminated by reason of Mr. Rotunda’s death or disability, he will be entitled to payment of an amount equal to one year’s annual consulting fee plus one year of incentive bonus (calculated at the target amount).
•	October 2, 2006 Restricted Stock Awards — On October 2, 2006, we granted certain performance-based restricted stock awards to Mr. Rotunda and Mr. Brinkley. See “Incentive Plan Based Awards — Outstanding Equity Awards at September 30, 2009.” The awards generally vest over a 10-year period (20% every two years, subject to the achievement of certain EBITDA targets), but vesting may be accelerated or continued upon termination of employment in the following circumstances:
•	If Mr. Rotunda or Mr. Brinkley resigns for “good reason” or if Mr. Rotunda’s or Mr. Brinkley’s employment is terminated by EZCORP without cause, then vesting of all unvested shares will be accelerated to the date of termination.

•	If Mr. Rotunda’s or Mr. Brinkley’s employment is terminated by reason of death or disability, then vesting of a portion of the unvested shares will be accelerated to the date of termination. Such portion is calculated as follows: 10% of the originally granted shares multiplied by the number of full or partial years of service since the award date, plus 20% of the originally granted shares, less the number of shares previously vested.

•	If Mr. Rotunda or Mr. Brinkley voluntarily terminates his employment (other than for “good reason” and except for a voluntary termination that is mutually agreed upon by the executive and the Board of Directors), then all unvested shares will be forfeited. In Mr. Rotunda’s case, the Compensation Committee of the Board of Directors has agreed that if Mr. Rotunda remains with EZCORP for the full term of his employment agreement (through October 8, 2010) or through such other date as is mutually agreed upon by Mr. Rotunda and the Board of Directors and has successfully implemented a transition plan to a new Chief Executive Officer, then the vesting of all unvested shares would either be accelerated to the date of retirement or would continue in accordance with the original performance-based vesting schedule. Both the determination of whether Mr. Rotunda has successfully implemented a transition plan and the determination of whether to accelerate or continue vesting will be made by the Board of Directors.
•	SERP Contributions — For all executives (including the Named Executive Officers), any unvested company contributions to the SERP will vest in the case of death or disability of the participant or a change-in-control

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2009:

				Accelerated
			Aggregate	Vesting of	Accelerated
		Incentive	Healthcare	Restricted	Vesting of SERP
	Salary (a)	Bonus (a)	Payments (b)	Stock (c)	Balance (d)

Resignation for Good Reason:

Joseph L. Rotunda	$975,000	$2,662,500	$22,204	$10,326.960	—
Daniel N. Tonissen	—	—	—	—	—
Sterling B. Brinkley	—	—	—	7,376,400	—
Robert A. Kasenter	—	—	—	—	—
Eric Fosse	—	—	—	—	—

Termination Without Cause:

Joseph L. Rotunda	2,925,000	2,662,500	22,204	10,326.960	—
Daniel N. Tonissen	—	—	—	—	—
Sterling B. Brinkley	—	—	—	7,376,400	—
Robert A. Kasenter	—	—	—	—	—
Eric Fosse	—	—	—	—	—

Death or Disability:

Joseph L. Rotunda	975,000	2,662,500	22,204	3,872,610	(d )
Daniel N. Tonissen	—	—	—	—	59,485
Sterling B. Brinkley	—	—	—	2,766,150	147,102
Robert A. Kasenter	—	—	—	—	(d )
Eric Fosse	—	—	—	—	55,334

(a)	Calculated in the manner prescribed by the terms of Mr. Rotunda’s employment agreement, as described above.

(b)	Represents the aggregate amount of the payments to be made to allow continuation of healthcare benefits, plus the related tax gross-up payments.

(c)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2009 ($13.66).

(d)	As noted under “Other Benefits and Perquisites — Supplemental Executive Retirement Plan” above, all SERP contributions are 100% vested if the participant is at least 60 years old and has five years of active service with EZCORP. Both Mr. Rotunda and Mr. Kasenter have met the requirements for 100% vesting; consequently, they will not receive any incremental acceleration benefit under the SERP as a result of their death or disability.
If Mr. Rotunda had retired on September 30, 2009 with the approval of the Board of Directors and after having successfully implemented a transition plan, he would have been entitled to receive $2,175,000 in cash. In addition, if the Board of Directors had determined that vesting of his unvested restricted shares would be accelerated rather than continued in accordance with the original schedule, the value of that accelerated vesting benefit would have been $10,326,960 on September 30, 2009. To date, the Board has made no such approvals or determinations. Neither these amounts nor the amounts shown for Mr. Rotunda in the foregoing table include any amounts attributable to the post-retirement consulting agreement described above.
The Compensation Committee has the authority under our stock-based compensation plans to issue awards with provisions that accelerate vesting and exercisability in the event of a change-in-control. To date, the Committee has not included change-in-control acceleration provisions in any awards. Unless such provisions were subsequently included, then the only benefit that would inure to the Named Executive Officers by reason of a change-in-control itself would be the accelerated vesting for SERP contributions (equal to the same benefit as that set forth under “Death or Disability” in the table above). If an executive’s employment was terminated following a change-in-control, then the additional benefits described above would apply, depending on the circumstances of the termination.

Director Compensation
Each non-employee director receives an annual retainer fee, which was $60,000 during fiscal 2009. The chair of the Audit Committee, the chair of the Compensation Committee, and the Lead Director receive additional annual retainers of $15,000, $10,000 and $25,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the Compensation Committee. No options have been awarded to the non-employee directors since fiscal 2007. Equity awards are generally granted on the first business day of the fiscal year.
The following table sets forth the compensation paid to our non-employee directors for fiscal 2009. Mr. Brinkley, Mr. Rotunda and Mr. Tonissen are executive officers of the company and do not receive any additional compensation for serving on the Board of Directors.

		Restricted
	Fees Earned or	Stock
Name (5)	Paid in Cash	Awards (1)	Total ($)
Joseph J. Beal (2)	$5,707	$—	$5,707
Richard M. Edwards (3)	60,000	126,661	186,661
William C. Love	73,750	1,353	75,103
Gary C. Matzner	60,000	72,051	132,051
Thomas C. Roberts	84,167	72,051	156,218
Richard D. Sage	70,000	72,051	142,051

(1)	Amounts represent the dollar amount of equity compensation cost we have recognized for financial statement reporting purposes with respect to fiscal 2009 for awards granted in and prior to fiscal 2009, excluding the impact of estimated forfeitures for service-based vesting conditions. See Note I to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data” for a description of the assumptions used in that computation. The actual value realized by the director will depend on the market value of our stock on the date the stock is sold.

During fiscal 2009, each non-employee director (other than Mr. Beal) received a grant of 5,000 shares of restricted stock, vesting over a two-year period (50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant). The grant date was October 1, 2008 for all awards other than the award to Mr. Love, which was granted on September 15, 2009. On the grant date, those awards had a fair value of $91,400 for the October 1, 2008 awards and $65,850 for the September 15, 2009 award.

At September 30, 2009, each of the non-employee directors held the following number of shares of restricted stock: Mr. Beal, none; Mr. Love, 5,000; Mr. Matzner, 7,000; Mr. Roberts, 7,000; and Mr. Sage, 7,000.

(2)	Mr. Beal joined the Board of Directors effective August 27, 2009 and, therefore, did not receive any restricted stock awards in fiscal 2009 and received only a prorated portion of the annual retainer fee.

(3)	Mr. Edwards retired from the Board of Directors effective August 25, 2009. As permitted under his restricted stock award agreements, the Board of Directors elected to accelerate the vesting on all 7,500 shares of unvested restricted stock held by Mr. Edwards on the date of his retirement. The market value of those shares on date of vesting was $88,690.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
Stockholders have approved the 2006 Incentive Plan, which we currently use for share-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares. Although options are still outstanding under the 1998 and 2003 Incentive Plans, no shares are available for future awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2009.

Number of Securities Remaining
	Number of Securities	Weighted Average	Available for Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of	Outstanding	(Excluding Securities Reflected in
	Outstanding Options	Option	Column (a))
Plan Category	(a) (1)	(b)	(c)

Equity compensation plans approved by security holders	789,266	$3.48	253,584

Equity compensation plans not approved by security holders	—	—	—

Total	789,266	$3.48	253,584

(1)	Excludes 1,610,750 restricted stock awards outstanding with a zero strike price.

Stock Ownership
Phillip Ean Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2009 for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our current directors, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group.

	Class A Non-Voting				Class B Voting
	Common Stock				Common Stock		Voting
Beneficial Owner (a)	Number		Percent		Number	Percent	Percent
MS Pawn Limited Partnership (b)	2,974,047	(c)	6.10	%(c)	2,970,171	100%	100%
MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746
Sterling B. Brinkley (d)	712,443		1.56%		—	—	—
Joseph L. Rotunda (e)	703,690		1.54%		—	—	—
Daniel N. Tonissen (f)	180,333		0.39%		—	—	—
Joseph J. Beal (g)	—		0.00%		—	—	—
William C. Love (h)	1,000		0.00%
Gary C. Matzner (i)	28,500		0.06%		—	—	—
Thomas C. Roberts (j)	34,500		0.08%		—	—	—
Richard D. Sage (k)	17,093		0.04%		—	—	—
Robert A. Kasenter (l)	145,286		0.32%		—	—	—
Eric Fosse (m)	12,187		0.03%		—	—	—
Directors and executive officers as a group (15 persons) (b)(n)	1,931,382		4.19%		—	—	—

(a)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to community property laws where applicable.

(b)	MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(c)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, which are convertible to Class A Common Stock.

(d)	Does not include 540,000 shares of unvested restricted stock.

(e)	Does not include 756,000 shares of unvested restricted stock.

(f)	Includes currently exercisable options to acquire 120,000 shares of Class A Common Stock at $3.26 per share. Does not include 40,000 shares of unvested restricted stock.

(g)	Does not include 6,000 shares of unvested restricted stock.

(h)	Does not include 11,000 shares of unvested restricted stock.

(i)	Includes currently exercisable options to acquire 3,600 shares of Class A Common Stock at $0.86 per share and 15,000 shares of Class A Common Stock at $12.60 per share. Does not include 10,500 shares of unvested restricted stock.

(j)	Includes currently exercisable options to acquire 15,000 shares of Class A Common Stock at $5.35 per share and 15,000 shares of Class A Common Stock at $12.60 per share. Does not include 10,500 shares of unvested restricted stock.

(k)	Includes currently exercisable options to acquire 15,000 shares of Class A Common Stock at $12.60 per share. Does not include 10,500 shares of unvested restricted stock.

(l)	Includes currently exercisable options to acquire 120,000 shares of Class A Common Stock at $3.26 per share. Does not include 40,000 shares of unvested restricted stock.

(m)	Includes currently exercisable options to acquire 12,000 shares of Class A Common Stock at $2.89 per share. Does not include 37,000 shares of unvested restricted stock.

(n)	Includes currently exercisable options to acquire 374,600 shares of Class A Common Stock at prices ranging from $0.86 to $12.60 per share. Does not include 1,547,000 shares of unvested restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Agreement with Madison Park
On September 30, 2009, we entered into an advisory services agreement with Madison Park, LLC (“Madison Park”), a business and financial advisory firm wholly-owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock.
Summary of Terms — Pursuant to the agreement, Madison Park will provide advisory services related to our business and long term strategic plan, including (a) identifying, evaluating, and negotiating potential acquisitions and strategic alliances, (b) assessing operating and strategic objectives, including new business development, (c) advising on investor relations and relations with investment bankers, securities analysts, and other members of the financial services industry, (d) assisting in international business development and strategic investment opportunities, and (e) analyzing, evaluating, and advising on various financial matters. In exchange for those services, we will pay Madison Park a retainer fee of $300,000 per month and will reimburse Madison Park for its out-of-pocket expenses incurred in connection with the engagement. In addition, we will indemnify Madison Park (and its officers, directors, employees, and affiliates) from and against all claims, costs, liabilities, and damages related to or arising out of the engagement (except to the extent that any claim, cost, liability, or damage results from the recklessness, willful misconduct, or bad faith of the indemnified party).
The advisory services agreement is effective as of October 1, 2009, and the term of the engagement runs through September 30, 2010. Either party may terminate the agreement at any time on thirty days’ written notice to the other party.
Board Governance Process — The engagement of Madison Park pursuant to the advisory services agreement was identified and acknowledged by our Board of Directors from the outset as a related party transaction. Consequently, the Board of Directors implemented measures to ensure that the agreement was considered, analyzed, negotiated, and approved objectively. Those measures included the following:
•	The Board of Directors appointed and commissioned a special committee consisting of the independent members of the Board of Directors (the “Independent Directors Committee”) to (a) evaluate our relationship with Madison Park, including reviewing the advisory services provided by Madison Park during fiscal 2009, (b) determine whether we should continue utilizing Madison Park’s services for fiscal 2010, and (c) determine whether to enter into a new advisory agreement with Madison Park, and if so, negotiate and agree upon the terms of such agreement. The Independent Directors Committee was authorized to engage independent experts and advisers to assist in performing its responsibilities.

•	The Independent Directors Committee engaged a qualified, independent financial advisory firm to evaluate the terms of the advisory services agreement relative to the reasonable market rates for the services contemplated by the agreement, and that firm counseled and advised the committee in the course of its consideration and evaluation of the Madison Park relationship and the proposed terms of the new advisory services agreement.

•	The Independent Directors Committee sought, received, and relied upon an opinion from that independent financial advisory firm to the effect that the consideration to be paid to Madison Park pursuant to the advisory services agreement is fair to EZCORP from a financial point of view.
With those measures and after consideration and discussion of the relationships and the interests of Mr. Cohen, the Independent Directors Committee concluded that the advisory services agreement was fair to, and in the best interests of, EZCORP and its stockholders and, on that basis, negotiated and approved the engagement of Madison Park pursuant to the advisory services agreement.

The advisory services agreement replaces a similar agreement that expired on September 30, 2009. Under that prior agreement, which was effective for all of fiscal 2009, we paid Madison Park a total of $2.4 million in exchange for the financial advisory services provided pursuant to the agreement.
Review and Approval of Transactions with Related Persons
The Board of Directors has adopted a written comprehensive policy for the review and evaluation of all related party transactions. Under that policy, the Audit Committee is charged with the responsibility of (a) reviewing and evaluating all transactions, or proposed transactions, between the company and a related person and (b) approving, ratifying, rescinding or taking other action with respect to each such transaction. With respect to any specific transaction, the Audit Committee may, in its discretion, transfer its responsibilities to either the full Board of Directors or to any special committee of the Board of Directors designated and created for the purpose of reviewing, evaluating, approving, or ratifying such transaction. As noted under “Agreement with Madison Park,” a special committee of the Board of Directors reviewed and approved the transactions described in that section.
Director Independence
The Board of Directors believes that the interests of the stockholders are best served by having a substantial number of objective, independent representatives on the Board. For this purpose, a director is considered to be independent only if the Board affirmatively determines that the director does not have any direct or indirect material relationship with EZCORP that may impair, or appear to impair, the director’s ability to make independent judgments.
The Board recently evaluated all relationships between each director and EZCORP and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Sterling B. Brinkley	Not independent (b)
Joseph L. Rotunda	Not independent (b)
Daniel N. Tonissen	Not independent (b)
Joseph J. Beal	Independent
William C. Love	Independent
Gary C. Matzner	Independent (c)
Thomas C. Roberts	Independent
Richard D. Sage	Independent

(a)	The Board’s determination that a director is independent was made on the basis of the standards for independence set forth in the Nasdaq Listing Rules. Under those standards, a person generally will not be considered independent if he or she has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq rules also describe specific relationships that will prevent a person from being considered independent.

(b)	Mr. Brinkley, Mr. Rotunda and Mr. Tonissen are executive officers and, therefore, are not independent in accordance with the standards set forth in the Nasdaq Listing Rules.

(c)	Mr. Matzner is associated with Akerman Senterfitt, one of the largest law firms in Florida. Under the terms of his relationship with Akerman Senterfitt, Mr. Matzner does not have an equity interest in the firm and is paid a fixed, guaranteed amount that is not dependent on client billings, business generation or firm profitability. Since June 2008, we have engaged Akerman Senterfitt to provide legal services in connection with several matters involving our operations in Florida. The aggregate fees we paid to Akerman Senterfitt were approximately $160,500 during fiscal 2009 and approximately $217,000 to date. After considering all the surrounding facts and circumstances, the Board concluded that this relationship is not material and does not otherwise impair, or appear to impair, Mr. Matzner’s ability to make independent judgments and, therefore, does not prevent Mr. Matzner from being considered an “independent” director. In reaching that conclusion, the Board considered (1) the relatively small size of the amounts involved, (2) the nature of Mr. Matzner’s relationship with Akerman Senterfitt, and (3) the fact that Mr. Matzner is not involved in providing any legal services to the company.

Item 14. Principal Accounting Fees and Services
BDO Seidman, LLP is a registered public accounting firm and has been our independent auditor since 2004. In addition to retaining BDO Seidman, LLP to audit our consolidated financial statements, we engage the firm from time to time to perform other services. The following table presents all fees we incurred in connection with professional services provided by BDO Seidman, LLP during each of the last two fiscal years:

	Years Ended September 30,
	2008	2009
Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act	$505,529	$493,524
Quarterly reviews and other audit fees	65,300	67,966
Fees related to registration statements	100,863	130,074

Total audit fees	671,692	691,564

Audit related fees (a)	118,863	151,877
Tax fees	—	—
All other fees (b)	15,926	—

Total fees for services	$705,618	$713,367

(a)	Audit related fees consist of fees for registration statements and the audit of our 401(k) retirement savings plan.

(b)	All other fees consist of fees for research and consultations on general accounting policies.
At September 30, 2008, we estimated the total costs expected for our financial statement and section 404 audits for the above disclosure, as total billings had not yet been received by the time we filed our annual report for fiscal 2008. Included in the amounts for fiscal 2009 above is $15,024 related to the fiscal 2008 audit of financial statements and section 404 audit. Also included in the amounts for fiscal 2009 is our estimated total cost for the fiscal 2009 integrated audit, as final billings have not yet been received for the audit.
The Audit Committee of our Board of Directors has adopted a policy requiring its pre-approving of all fees to be paid to our independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO Seidman, LLP, as appropriate, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II, Item 8 — Financial Statements and Supplementary Data”:
•	Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2008 and 2009

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2009

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2009

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2009

•	Notes to Consolidated Financial Statements.
Financial Statement Schedule
Schedule II — Valuation Accounts is included below. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

EZCORP, Inc.
Schedule II — Valuation Accounts
(In millions)

	Balance at	Additions			Balance
	Beginning	Charged to	Charged to		at End
Description	of Period	Expense	Other Accts	Deductions	of Period
Allowance for valuation of inventory:
Year ended September 30, 2007	$2.8	$1.0	$—	$—	$3.8

Year ended September 30, 2008	$3.8	$0.2	$—	$—	$4.0

Year ended September 30, 2009	$4.0	$1.7	$—	$—	$5.7

Allowance for uncollectible pawn service charges receivable:
Year ended September 30, 2007	$4.7	$0.1	$—	$—	$4.8

Year ended September 30, 2008	$4.8	$0.5	$—	$—	$5.3

Year ended September 30, 2009	$5.3	$3.2	$—	$—	$8.5

Allowance for losses on payday and installment loans:
Year ended September 30, 2007	$0.2	$5.4	$—	$5.3	$0.3

Year ended September 30, 2008	$0.3	$8.7	$—	$8.3	$0.7

Year ended September 30, 2009	$0.7	$8.7	$—	$8.8	$0.6

Allowance for valuation of deferred tax assets:
Year ended September 30, 2007	$0.4	$—	$—	$—	$0.4

Year ended September 30, 2008	$0.4	$—	$—	$0.2	$0.2

Year ended September 30, 2009	$0.2	$—	$—	$0.2	$0.0

Allowance for losses on auto title loans:
Year ended September 30, 2009	$0.0	$0.2	$—	$—	$0.2

Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit

3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on September 26, 2008, Commission File No. 33-153703)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)

4.1	Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

10.1*†	EZCORP, Inc. 401(k) Plan and Trust, effective October 27, 2009

10.2*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.3	Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4	Guaranty, dated April 11, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5	Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.6	Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.7	Credit Services Organization and Lender Agreement, dated November 30, 2005, between Texas EZPAWN Florida, L.P. and Integrity Florida Funding, L.P. (incorporated by reference to Exhibit 10.101 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.8*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)

10.9*	EZCORP, Inc. Fiscal Year 2009 Incentive Compensation Program (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)

10.10*†	EZCORP, Inc. Fiscal Year 2010 Incentive Compensation Program

10.11	Fifth Amended and Restated Credit Agreement, dated as of December 31, 2008,

Exhibit No.	Description of Exhibit

among the Company, Wells Fargo Bank National Association, as Administrative Agent and Issuing Bank, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008 and filed January 2, 2009, Commission File No. 0-19424)

10.12*	Employment and Compensation Agreement, effective January 1, 2009, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2009 and filed January 27, 2009, Commission File No. 0-19424)

10.13*†	Employment and Compensation Agreement, effective September 14, 2009, between the Company and Paul E. Rothamel

10.14	Subscription Agreement, dated as of August 17, 2009, between the Company and Cash Converters International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2009 and filed August 18, 2009, Commission File No. 0-19424)

10.15	Advisory Services Agreement, effective October 1, 2008, between EZCORP, Inc. and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2008 and filed September 30, 2008, Commission File No. 0-19424)

10.16	Advisory Services Agreement, effective October 1, 2009, between EZCORP, Inc. and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009, Commission File No. 0-19424)

21.1†	Subsidiaries of EZCORP, Inc.

23.1†	Consent of BDO Seidman, LLP

31.1†	Certification of Joseph L. Rotunda, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Daniel N. Tonissen, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Joseph L. Rotunda, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Daniel N. Tonissen, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.
By:	/s/ Joseph L. Rotunda
Joseph L. Rotunda,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling B. Brinkley Sterling B. Brinkley	Chairman of the Board	December 14, 2009

/s/ Joseph L. Rotunda Joseph L. Rotunda	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2009

/s/ Daniel N. Tonissen Daniel N. Tonissen	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	December 14, 2009

/s/ Daniel M. Chism Daniel M. Chism	Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 14, 2009

/s/ Joseph J. Beal Joseph J. Beal	Director	December 14, 2009

/s/ William C. Love William C. Love	Director	December 14, 2009

/s/ Gary C. Matzner Gary C. Matzner	Director	December 14, 2009

/s/ Thomas C. Roberts Thomas C. Roberts	Director	December 14, 2009

/s/ Richard D. Sage Richard D. Sage	Director	December 14, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on September 26, 2008, Commission File No. 33-153703)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)

4.1	Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

10.1*†	EZCORP, Inc. 401(k) Plan and Trust, effective October 27, 2009

10.2*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.3	Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4	Guaranty, dated April 11, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5	Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.6	Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.7	Credit Services Organization and Lender Agreement, dated November 30, 2005, between Texas EZPAWN Florida, L.P. and Integrity Florida Funding, L.P. (incorporated by reference to Exhibit 10.101 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.8*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)

10.9*	EZCORP, Inc. Fiscal Year 2009 Incentive Compensation Program (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)

10.10*†	EZCORP, Inc. Fiscal Year 2010 Incentive Compensation Program

10.11	Fifth Amended and Restated Credit Agreement, dated as of December 31, 2008, among the Company, Wells Fargo Bank National Association, as Administrative Agent and Issuing Bank, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008 and filed January 2, 2009, Commission File No. 0-19424)

Exhibit No.	Description of Exhibit

10.12*	Employment and Compensation Agreement, effective January 1, 2009, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2009 and filed January 27, 2009, Commission File No. 0-19424)

10.13*†	Employment and Compensation Agreement, effective September 14, 2009, between the Company and Paul E. Rothamel

10.14	Subscription Agreement, dated as of August 17, 2009, between the Company and Cash Converters International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2009 and filed August 18, 2009, Commission File No. 0-19424)

10.15	Advisory Services Agreement, effective October 1, 2008, between EZCORP, Inc. and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2008 and filed September 30, 2008, Commission File No. 0-19424)

10.16	Advisory Services Agreement, effective October 1, 2009, between EZCORP, Inc. and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009, Commission File No. 0-19424)

21.1†	Subsidiaries of EZCORP, Inc.

23.1†	Consent of BDO Seidman, LLP

31.1†	Certification of Joseph L. Rotunda, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Daniel N. Tonissen, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Joseph L. Rotunda, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Daniel N. Tonissen, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.