Form 10-Q
period 2009-12-31
EZCORP INC
filed 2010-02-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Capital Parkway Austin, Texas (Address of principal executive offices)	78746 (Zip Code)
(512) 314-3400
Registrant’s telephone number, including area code:
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
As of December 31, 2009, 45,761,998 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	December 31,	December 31,	September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)
		(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$17,032	$41,595	$44,764
Pawn loans	103,446	93,789	101,684
Signature loans, net	8,934	8,246	8,357
Auto title loans, net	2,110	1,174	1,663
Pawn service charges receivable, net	19,662	16,888	18,187
Signature loan fees receivable, net	6,044	5,968	5,599
Auto title loan fees receivable, net	827	92	529
Inventory, net	63,515	64,563	64,001
Deferred tax asset	15,671	15,773	15,670
Prepaid expenses and other assets	20,654	12,284	16,927

Total current assets	257,895	260,372	277,381

Investments in unconsolidated affiliates	90,455	37,873	38,851
Property and equipment, net	52,378	46,674	51,154
Deferred tax asset, non-current	5,011	7,754	6,311
Goodwill	101,134	98,300	100,719
Other assets, net	19,931	18,693	18,101

Total assets	$526,804	$469,666	$492,517

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000	$10,000
Accounts payable and other accrued expenses	39,692	48,534	33,838
Customer layaway deposits	2,697	2,879	4,175
Federal income taxes payable	6,480	3,186	572

Total current liabilities	58,869	64,599	48,585

Long-term debt, less current maturities	22,500	30,337	25,000
Deferred gains and other long-term liabilities	2,840	3,566	3,247

Total liabilities	84,209	98,502	76,832

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; 45,761,998 issued and outstanding at December 31, 2009; 45,457,188 issued and 45,447,188 outstanding at December 31, 2008; 45,732,998 issued and outstanding at September 30, 2009	458	451	457
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	218,284	224,914	217,176
Retained earnings	228,349	148,998	202,642
Treasury stock, at cost; 10,000 shares at December 31, 2008	—	(12)	—
Accumulated other comprehensive loss	(4,526)	(3,217)	(4,620)

Total stockholders’ equity	442,595	371,164	415,685

Total liabilities and stockholders’ equity	$526,804	$469,666	$492,517

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2009	2008
	(In thousands, except per share amounts)

Revenues:
Sales	$99,918	$64,580
Pawn service charges	40,797	26,381
Signature loan fees	38,678	36,000
Auto title loan fees	3,102	221
Other	2,256	1,433

Total revenues	184,751	128,615

Cost of goods sold	62,570	40,425
Signature loan bad debt	8,790	9,484
Auto title loan bad debt	460	7

Net revenues	112,931	78,699

Operating expenses:
Operations	58,181	43,494
Administrative	12,297	10,411
Depreciation and amortization	3,356	3,066
(Gain) loss on sale / disposal of assets	211	(284)

Total operating expenses	74,045	56,687

Operating income	38,886	22,012

Interest income	(8)	(126)
Interest expense	365	165
Equity in net income of unconsolidated affiliates	(1,283)	(941)
Other	(15)	25

Income before income taxes	39,827	22,889
Income tax expense	14,120	8,061

Net income	$25,707	$14,828

Net income per common share:
Basic	$0.53	$0.34

Diluted	$0.52	$0.33

Weighted average shares outstanding:
Basic	48,722	43,661
Diluted	49,400	44,692
See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2009	2008
	(In thousands)
Operating Activities:
Net income	$25,707	$14,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,356	3,066
Signature loan and auto title loan loss provisions	2,938	2,691
Deferred taxes	1,300	1,239
Net (gain) loss on sale or disposal of assets	211	(284)
Share-based compensation	1,056	1,059
Income from investments in unconsolidated affiliates	(1,283)	(941)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,198)	(84)
Inventory, net	197	(819)
Prepaid expenses, other current assets, and other assets, net	(5,659)	(995)
Accounts payable and accrued expenses	5,654	(389)
Customer layaway deposits	(1,482)	(435)
Deferred gains and other long-term liabilities	(414)	(43)
Excess tax benefit from share-based compensation	(23)	(1,639)
Federal income taxes	5,967	4,606

Net cash provided by operating activities	35,327	21,860

Investing Activities:
Loans made	(128,315)	(92,792)
Loans repaid	77,849	58,772
Recovery of pawn loan principal through sale of forfeited collateral	45,256	32,732
Additions to property and equipment	(4,470)	(4,197)
Acquisitions, net of cash acquired	(31)	(17,064)
Investments in unconsolidated affiliates	(50,932)	—

Net cash used in investing activities	(60,643)	(22,549)

Financing Activities:
Proceeds from exercise of stock options and warrants	61	4,580
Stock issuance costs related to acquisitions	—	(273)
Excess tax benefit from share-based compensation	23	1,639
Debt issuance costs	—	(1,058)
Proceeds from bank borrowings	—	40,000
Payments on bank borrowings	(2,500)	(30,048)

Net cash provided by (used in) financing activities	(2,416)	14,840

Change in cash and equivalents	(27,732)	14,151
Cash and equivalents at beginning of period	44,764	27,444

Cash and equivalents at end of period	$17,032	$41,595

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$44,872	$35,278
Foreign currency translation adjustment	$(94)	$5,798
Acquisition-related stock issuance	$(31)	$82,080

See accompanying notes to interim condensed consolidated financial statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2009
Note A: Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note C). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2009. The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period balances have been reclassified to conform to the current presentation.
Our business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2009 (the “current quarter”) are not necessarily indicative of the results of operations for the full fiscal year.
Note B: Significant Accounting Policies
CONSOLIDATION: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our interests in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
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
SIGNATURE LOAN CREDIT SERVICE FEE REVENUE RECOGNITION: We earn credit service fees when we assist customers in obtaining signature loans from unaffiliated lenders. We initially defer recognition of the fees we expect to collect, net of direct expenses, and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default, and increase credit service fee revenue upon collection. Signature loan credit service fee revenue is included in “Signature loan fees” on our statements of operations.
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

ALLOWANCE FOR LOSSES ON SIGNATURE LOAN CREDIT SERVICES: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (“Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At December 31, 2009, the allowance for Expected LOC Losses on signature loans was $1.6 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $27.0 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
SIGNATURE LOAN ALLOWANCE FOR LOSSES: We provide an allowance for losses on signature loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At December 31, 2009, the inventory valuation allowance was $5.8 million, or 8.4% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
PROPERTY AND EQUIPMENT: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 2 to 8 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $104.6 million at December 31, 2009.
VALUATION OF TANGIBLE LONG-LIVED ASSETS: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or

`

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
FOREIGN CURRENCY TRANSLATION: Our equity investment in Albemarle & Bond is translated from the British pound into U.S. dollars at the exchange rate as of Albemarle & Bond’s balance sheet date. The related interest in Albemarle & Bond’s net income is translated at the average exchange rate for each six-month period reported by Albemarle & Bond. The functional currency of our wholly-owned Empeño Fácil pawn segment is the Mexican peso. Empeño Fácil’s balance sheet accounts are translated into U.S. dollars at the exchange rate at the end of each quarter, and its earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from our foreign operations and foreign equity investments as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations. Due to the investment in Cash Converters occurring in the current quarter and our intention to account for those results on a three-month lag, the effect of exchange rate fluctuations on Cash Converters will first appear in our quarter ending March 31, 2010 and will be calculated in a manner consistent with the method described above for Albemarle & Bond.
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

In April 2008, FASB issued ASC 350-30-65 (formerly FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-10-05 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FASB ASC 350-30-65, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. We adopted this standard on October 1, 2009, resulting in no effect on our financial position, results of operations, or cash flows.
In June 2009, FASB amended ASC 810-10-65 (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). Amended ASC 810-10-65 relates to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. We must adopt this amended standard in our fiscal year beginning October 1, 2010. We expect adoption of amended ASC 810-10 will have no effect on our financial position, results of operations or cash flows.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value,” which amends FASB ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of the identical liability when traded as an asset, a quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of FASB ASC 820. We adopted this ASU on October 1, 2009, resulting in no effect on our financial position, results of operations, or cash flows.
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

We allocated the purchase price as follows (in thousands):

Current assets:
Pawn loans	$5,442
Payday loans, net	55
Auto title loans, net	1,105
Pawn service charges receivable, net	1,231
Signature loan fees receivable, net	7
Auto title loan fees receivable, net	84
Inventory, net	2,860
Deferred tax asset, net	334
Prepaid expenses and other assets	79

Total current assets	11,197

Property and equipment, net	392
Goodwill	16,297
Other assets, net	6,711

Total assets	$34,597

Liabilities:
Accounts payable and other accrued expenses	$(27)
Customer layaway deposits	(135)

Total liabilities	(162)

Net assets acquired	$34,435

Included in the amount allocated above to “Other assets” is the estimated $6.7 million value of pawn licenses acquired. As these are considered indefinite lived intangible assets, they are not amortized but are tested at least annually for potential impairment.
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
We allocated the purchase price as follows (in thousands):

Current assets:
Pawn loans	$17,886
Pawn service charges receivable, net	3,491
Inventory, net	16,265
Deferred tax asset, net	4,394
Prepaid expenses and other assets	1,438

Total current assets	43,474

Property and equipment, net	5,584
Deferred tax asset, non-current	690
Goodwill	61,877
Other assets, net	5,719

Total assets	$117,344

Current Liabilities:
Current maturities of long-term debt	$(4,000)
Accounts payable and other accrued expenses	(8,404)
Customer layaway deposits	(872)

Total Current liabilities	(13,276)

Long-term debt	(26,385)

Total Liabilities	(39,661)

Net assets acquired	$77,683

The total purchase price presented above excludes contingent consideration paid under the terms of the acquisition, which depended on the price at which VFS shareholders sold their EZCORP shares. After the closing of the acquisition, we paid $10.7 million of contingent consideration to VFS shareholders related to the sale of approximately 3.9 million EZCORP shares. In accordance with accounting rules for contingent payments based on the acquirer’s stock price, all contingent consideration paid was recorded as a reduction of the additional paid-in capital recorded with the stock issuance and did not change the total recorded purchase price.
The results of the acquired stores have been consolidated with our results since their acquisition. The following table summarizes unaudited pro forma condensed combined statements of operations assuming the acquisition had occurred on the first day of fiscal 2009. Although VFS’s historical fiscal year ends on a different date than that of EZCORP, all VFS data included in the pro forma information are actual amounts for the periods indicated.
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

	Three Months Ended
	December 31,
	2009	2008
	(Unaudited and Pro Forma)
	(In thousands, except per share amounts)
Revenues:
Sales	$99,918	$92,495
Pawn service charges	40,797	35,231
Signature loan fees	38,678	36,000
Auto title loan fees	3,102	221
Other	2,256	1,905

Total revenues	184,751	165,852

Cost of goods sold	62,570	57,576
Signature loan bad debt	8,790	9,484
Auto title loan bad debt	460	7

Net revenues	112,931	98,785

Operating expenses:
Operations	58,181	54,363
Administrative	12,297	15,768
Depreciation and amortization	3,356	3,339
(Gain) loss on sale/disposal of assets	211	(255)

Total operating expenses	74,045	73,215

Operating income	38,886	25,570

Interest expense, net	357	528
Equity in net income of unconsolidated affiliate	(1,283)	(941)
Other	(15)	25

Income before income taxes	39,827	25,958
Income tax expense	14,120	9,244

Net income	$25,707	$16,714

Net income per common share:
Basic	$0.53	$0.35

Diluted	$0.52	$0.34

Weighted average shares outstanding:
Basic	48,722	47,675
Diluted	49,400	48,706
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

Components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2009	2008
Net income (A)	$25,707	$14,828

Weighted average outstanding shares of common stock (B)	48,722	43,661
Dilutive effect of stock options, warrants, and restricted stock	678	1,031

Weighted average common stock and common stock equivalents (C)	49,400	44,692

Basic earnings per share (A/B)	$0.53	$0.34

Diluted earnings per share (A/C)	$0.52	$0.33

There were no anti-dilutive potential common shares at December 31, 2009. In the quarter ended December 31, 2008, we excluded 143,500 anti-dilutive options from the computation of diluted earnings per share because the assumed proceeds upon exercise, as defined by FASB ASC 718-10-25 (formerly SFAS No. 123(R)), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. All outstanding warrants expired July 25, 2009 and are no longer dilutive.
Note E: Strategic Investments
At December 31, 2009, we owned 16,619,640 common shares of Albemarle & Bond Holdings, PLC, representing 29.99% of its total outstanding shares. We acquired 16,298,875 of the shares in 1998 and 2007 at a cost of $26.2 million. To maintain our intended 29.99% ownership level, we acquired 320,765 additional shares in the quarter ended December 31, 2009 at a cost of approximately $1.3 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files interim and annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended December 31, 2009 represents our percentage interest in the estimated results of Albemarle & Bond’s operations from July 1, 2009 to September 30, 2009.
In its functional currency of British pounds, Albemarle & Bond’s total assets increased 2% from June 30, 2008 to June 30, 2009 and its net income improved 47% for the year ended June 30, 2009. Below is summarized financial information for Albemarle & Bond’s most recently reported results after translation to a stronger U.S. dollar in 2009 in comparison to the British pound (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2009	2008
	(In thousands)

Current assets	$102,034	$120,295
Non-current assets	51,980	61,388

Total assets	$154,014	$181,683

Current liabilities	$13,247	$13,710
Non-current liabilities	55,729	79,555
Equity shareholders’ funds	85,038	88,418

Total liabilities and equity shareholders’ funds	$154,014	$181,683

	Years ended June 30,
	2009	2008
	(in thousands)

Turnover (gross revenues)	$89,712	$93,914
Gross profit	68,572	72,996
Profit after tax (net income)	17,239	14,503

On November 5, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We paid AUS $0.50 per share, for a total cash investment of AUS $54.1 million (approximately $49.6 million U.S.). Cash Converters franchises and operates a worldwide network of over 500 financial services and retail stores, which provide pawn loans, short-term unsecured loans, and other consumer finance products, and buy and sell used merchandise. Cash Converters’ most recent public reports indicate it owns and operates 18 locations in Australia and 26 locations in the United Kingdom, and has more than 450 franchised stores in 21 countries, including 119 in Australia, 118 in the United Kingdom and significant presences in Spain, South Africa and France.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we will report the income from this investment on a three-month lag. Cash Converters files interim and annual financial reports for its fiscal periods ending December 31 and June 30. Because we will include Cash Converters’ earnings in our financial statements on a three-month lag, our share of Cash Converters’ results of operations will first be reflected in our results in the quarter ending March 31, 2010.
In its functional currency of Australian dollars, Cash Converters’ total assets increased 16% from June 30, 2008 to June 30, 2009 and its net income improved 6% for the year ended June 30, 2009. Below is summarized financial information for Cash Converters’ most recently reported results after translation to a stronger U.S. dollar in 2009 in comparison to the Australian dollar (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2009	2008
	(In thousands)

Current assets	$37,477	$37,838
Non-current assets	54,900	57,602

Total assets	$92,377	$95,440

Current liabilities	$14,523	$15,627
Non-current liabilities	11,467	8,618
Equity shareholders’ funds	66,387	71,195

Total liabilities and equity shareholders’ funds	$92,377	$95,440

	Years ended June 30,
	2009	2008
	(in thousands)

Gross revenues	$70,612	$66,702
Gross profit	52,680	51,691
Profit for the year (net income)	12,084	13,603
The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. Fair values were calculated as a) the quoted stock price on each company’s principal market multiplied by b) the number of shares we owned multiplied by c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium for owning a large percentage of outstanding shares.

	December 31, 2009	December 31, 2008	September 30, 2009
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$40,832	$37,873	$38,851
Fair value	69,091	47,788	61,504

Cash Converters:
Recorded value	49,623	—	—
Fair value	63,789	—	—

Note F: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note G: Comprehensive Income (Loss)
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the fiscal quarters ended December 31, 2009 and 2008 was $25.8 million and $9.0 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments determined in accordance with FASB ASC 830-30-45 (formerly SFAS No. 52, “Foreign Currency Translation”). At December 31, 2009, the accumulated balance of foreign currency activity excluded from net income was $(5.0) million, net of applicable tax of $0.5 million. The net $(4.5) million is presented as “Accumulated other comprehensive loss” in the balance sheet at December 31, 2009.
Note H: Long-term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, expiring December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At December 31, 2009, $32.5 million was outstanding under the term loan and a $3.0 million bank letter of credit was outstanding, leaving $77 million available on our revolving credit facility. The outstanding bank letter of credit secures our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. We may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 175 to 250 basis points or the bank’s base rate plus 0 to 50 basis points, depending on our leverage ratio computed at the end of each calendar quarter. Our rates are currently at the minimum of the range. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2009 and expect to remain in compliance based on our current and anticipated performance. The payment of dividends and additional debt are restricted. The recorded value of our debt approximates its fair value as it is all variable rate debt and carries no pre-payment penalty.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	December 31, 2009	December 31, 2008	September 30, 2009
	(In thousands)
Pawn licenses	$8,229	$8,289	$8,229
Trade Name	4,870	4,060	4,870
Goodwill	101,134	98,300	100,719

Total	$114,233	$110,649	$113,818

Of the total amount of goodwill recorded at December 31, 2009, $94.4 million relates to our U.S. Pawn Operations segment and $6.7 million relates to our Empeño Fácil Mexico pawn segment.

	U.S. Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2009	$94,192	$6,527	$—	100,719
Acquisitions — adjustments to initial estimate	193	—	—	193
Effect of foreign currency translation changes	—	222	—	222

Balance at December 31, 2009	$94,385	$6,749	$—	$101,134

	U.S. Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2008	$16,211	$8,165	$—	$24,376
Acquisitions	75,580	—	—	75,580
Effect of foreign currency translation changes	—	(1,656)	—	(1,656)

Balance at December 31, 2008	$91,791	$6,509	$—	$98,300

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	December 31, 2009		December 31, 2008		September 30, 2009
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(342)	$345	$(324)	$345	$(339)
Real estate finders’ fees	665	(377)	556	(349)	609	(367)
Non-compete agreements	2,587	(1,354)	2,493	(861)	2,497	(1,192)
Favorable lease	644	(126)	1,800	—	644	(95)
Other	11	(1)	—	—	11	—

Total	$4,252	$(2,200)	$5,194	$(1,534)	$4,106	$(1,993)

Total amortization expense from definite-lived intangible assets for the quarters ended December 31, 2009 and 2008 was $126,000 and $124,000. The favorable lease asset and other intangibles are amortized to rent expense and are included in Operations expense on our statements of operations. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2009 (in thousands):

Fiscal Year	Amortization Expense
2010	$529
2011	$492
2012	$457
2013	$50
2014	$33
These amounts exclude amortization of other intangible assets and the favorable lease asset, which are amortized to rent expense over the related lease terms. As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Share-based Compensation
Our income includes the following compensation costs related to our share-based compensation arrangements:

	Three Months Ended December 31,
	2009	2008
	(in thousands)
Gross compensation cost	$1,056	$1,059
Income tax benefits	(358)	(319)

Share-based compensation cost, net of tax benefit	$698	$740

Stock option exercises resulted in the issuance of 21,500 shares of our Class A Non-voting Common Stock in the current quarter for total proceeds of $0.1 million. On October 1, 2009, the Compensation Committee approved restricted stock grants to 59 key employees totaling 178,500 shares. All options and restricted stock relate to our Class A Non-voting Common Stock.

Note K: Income Taxes
The current quarter’s effective tax rate is 35.5% of pretax income compared to 35.2% for the prior year quarter. The increase in effective tax rates is primarily due to a valuation allowance established for the expected operating losses in our Canada operations during their start-up period in the current year.
Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 370 U.S. pawn stores, offers signature loans in 76 pawn stores and six EZMONEY stores and offers auto title loans in 68 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 70 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 466 U.S. EZMONEY stores and eight Canadian CASHMAX stores. The segment offers auto title loans in 393 of its U.S. EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Three Months Ended December 31, 2009:
Revenues:
Sales	$96,034	$3,872	$12	$99,918
Pawn service charges	38,941	1,856	—	40,797
Signature loan fees	553	—	38,125	38,678
Auto title loan fees	475	—	2,627	3,102
Other	2,167	89	—	2,256

Total revenues	138,170	5,817	40,764	184,751

Cost of goods sold	59,730	2,833	7	62,570
Signature loan bad debt	186	—	8,604	8,790
Auto title loan bad debt	70	—	390	460

Net revenues	78,184	2,984	31,763	112,931

Operations expense	40,199	2,164	15,818	58,181

Store operating income	$37,985	$820	$15,945	$54,750

Three Months Ended December 31, 2008:
Revenues:
Sales	$62,167	$2,413	$—	$64,580
Pawn service charges	24,884	1,497	—	26,381
Signature loan fees	686	—	35,314	36,000
Auto title loan fees	210	—	11	221
Other	1,433	—	—	1,433

Total revenues	89,380	3,910	35,325	128,615

Cost of goods sold	38,938	1,487	—	40,425
Signature loan bad debt	236	—	9,248	9,484
Auto title loan bad debt	6	—	1	7

Net revenues	50,200	2,423	26,076	78,699

Operations expense	26,678	1,284	15,532	43,494

Store operating income	$23,522	$1,139	$10,544	$35,205

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended
	December 31,
	2009	2008
	(in thousands)
Consolidated store operating income	$54,750	$35,205
Administrative expenses	12,297	10,411
Depreciation and amortization	3,356	3,066
(Gain) loss on sale / disposal of assets	211	(284)
Interest income	(8)	(126)
Interest expense	365	165
Equity in net income of unconsolidated affiliate	(1,283)	(941)
Other	(15)	25

Consolidated income before income taxes	$39,827	$22,889

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at December 31, 2009:
Pawn loans	$99,326	$4,120	$—	$103,446
Signature loans, net	426	—	8,508	8,934
Auto title loans, net	756	—	1,354	2,110
Inventory, net	60,899	2,614	2	63,515

Total separately identified recorded segment assets	$161,407	$6,734	$9,864	$178,005

Brokered signature loans outstanding from unaffiliated lenders	$299	$—	$25,200	$25,499
Brokered auto title loans outstanding from unaffiliated lenders	$367	$—	$3,921	$4,288

Assets at December 31, 2008:
Pawn loans	$90,682	$3,107	$—	$93,789
Signature loans, net	514	—	7,732	8,246
Auto title loans, net	1,123	—	51	1,174
Inventory, net	61,801	2,762	—	64,563

Total separately identified recorded segment assets	$154,120	$5,869	$7,783	$167,772

Brokered signature loans outstanding from unaffiliated lenders	$370	$—	$24,968	$25,338
Brokered auto title loans outstanding from unaffiliated lenders	$—	$—	$—	$—

Assets at September 30, 2009:
Pawn loans	$98,099	$3,585	$—	$101,684
Signature loans, net	453	—	7,904	8,357
Auto title loans, net	685	—	978	1,663
Inventory, net	61,196	2,804	1	64,001

Total separately identified recorded segment assets	$160,433	$6,389	$8,883	$175,705

Brokered signature loans outstanding from unaffiliated lenders	$278	$—	$22,706	$22,984
Brokered auto title loans outstanding from unaffiliated lenders	$276	$—	$1,910	$2,186
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
Note M: Subsequent Events
We noted no events occurring subsequent to the end of the current quarter that should be disclosed in order to prevent these financial statements and related notes from being misleading. Our review considered all events that have occurred through February 5, 2010, which is the date we issued the financial statements included in this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part II, Item 1A — Risk Factors” of this report.
Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2009 and 2008 (the current and prior year quarters):

	Three Months Ended December 31,		Percentage
	2009	2008	Change
	(in thousands)
Net revenues:
Sales	$99,918	$64,580	54.7%
Pawn service charges	40,797	26,381	54.6%
Signature loan fees	38,678	36,000	7.4%
Auto title loan fees	3,102	221	1303.6%
Other	2,256	1,433	57.4%

Total revenues	184,751	128,615	43.6%

Cost of goods sold	62,570	40,425	54.8%
Signature loan bad debt	8,790	9,484	(7.3)%
Auto title loan bad debt	460	7	6471.4%

Net revenues	$112,931	$78,699	43.5%

Net income	$25,707	$14,828	73.4%

Consolidated signature loan data (combined payday loan, installment loan and related credit service activities) are as follows:

	Three Months Ended December 31,
	2009	2008
	(Dollars in thousands)

Fee revenue	$38,678	$36,000
Bad debt:
Net defaults, including interest on brokered loans	8,379	9,385
Insufficient funds fees, net of collections	219	293
Change in valuation allowance	120	(254)
Other related costs	72	60

Net bad debt	8,790	9,484

Fee revenue less bad debt	$29,888	$26,516

Average signature loan balance outstanding during period (a)	$31,988	$30,785
Signature loan balance at end of period (a)	$34,433	$33,584
Participating stores at end of period	556	554
Signature loan bad debt, as a percent of fee revenue	22.7%	26.3%
Net default rate (a) (b)	4.5%	5.2%

(a)	Signature loan balances include payday loans and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We provide loans or credit services to customers who do not have cash resources or access to credit to meet their short-term cash needs. In our pawnshops, we offer non-recourse loans collateralized by tangible personal property, commonly known as pawn loans. At these locations, we also sell merchandise, primarily collateral forfeited from our pawn lending operations, to consumers looking for good value. We also offer a variety of short-term consumer loans, including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans from unaffiliated lenders.
At December 31, 2009, we operated a total of 920 locations, consisting of 370 U.S. pawnshops (operating as EZPAWN or Value Pawn), 70 pawnshops in Mexico (operating as Empeño Fácil or Empeñe su Oro), 472 U.S. short-term consumer loan stores (operating as EZMONEY) and eight short-term consumer loan stores in Canada (operating as CASHMAX). We also own almost 30% of Albemarle & Bond Holdings PLC, one of the U.K.’s largest pawnbroking businesses with 115 stores, and 30% of Cash Converters Limited, a publicly traded Australian company that franchises and operates a worldwide network of over 500 stores that provide pawn loans, short-term unsecured loans and other consumer finance products and buys and sells used merchandise.
We manage our business as three segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 466 stores in the United States and eight stores in Canada. The following tables present store data and products offered in each segment:

	Three Months Ended December 31, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	375	62	473	910
New openings	1	8	6	15
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(5)	(5)

End of period	376	70	474	920

Average number of stores during the period	375	66	472	914

Composition of ending stores:
Pawn	370	70	—	440
Short-term consumer loan stores	6	—	474	480

Total stores in operation	376	70	474	920

Stores offering payday loans (a)	82	—	474	556
Stores offering installment loans (a)	—	—	193	193
Stores offering auto title loans (a)	68	—	393	461

	Three Months Ended December 31, 2008
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	38	471	809
New openings	—	2	6	8
Acquired	77	1	—	78
Sold, combined, or closed	—	—	(6)	(6)

End of period	377	41	471	889

Average number of stores during the period	322	39	471	832

Composition of ending stores:
Pawn	371	41	—	412
Short-term consumer loan stores	6	—	471	477

Total stores in operation	377	41	471	889

Stores offering payday loans (a)	83	—	471	554
Stores offering installment loans (a)	—	—	91	91
Stores offering auto title loans (a)	11	—	30	41

(a)	Including credit services

We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $80 and $120 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, current quarter pawn service charges range from 13% to 20% per month, but a majority of our pawn loans earn 18% net of applicable taxes. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.
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
One indicator of lower marketability is how long we have held the inventory. The table below summarizes the age of our inventory and the related valuation allowance on a consolidated basis:

	December 31, 2009		December 31, 2008		September 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Jewelry:
Gross inventory held one year or less	$30,462	78.4%	$33,980	84.4%	$28,338	78.1%
Gross inventory held more than one year	8,369	21.6%	6,263	15.6%	7,953	21.9%

Total jewelry inventory, gross	38,831	100.0%	40,243	100.0%	36,291	100.0%

General merchandise:
Gross inventory held one year or less	28,578	93.6%	27,813	94.1%	31,246	93.5%
Gross inventory held more than one year	1,939	6.4%	1,747	5.9%	2,183	6.5%

Total general merchandise, gross	30,517	100.0%	29,560	100.0%	33,429	100.0%

Total inventory:
Gross inventory held one year or less	59,040	85.1%	61,793	88.5%	59,584	85.5%
Gross inventory held more than one year	10,308	14.9%	8,010	11.5%	10,136	14.5%

Total inventory, gross	69,348	100.0%	69,803	100.0%	69,720	100.0%
Valuation allowance	(5,833)	(8.4%)	(5,240)	(7.5%)	(5,719)	(8.2%)

Total inventory, net	$63,515		$64,563		$64,001

We record a valuation allowance for shrinkage and obsolete or slow-moving inventory based on the type and age of merchandise and recent sales trends and margins. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 8.4% of gross inventory at December 31, 2009 compared to 7.5% at December 31, 2008 and 8.2% at September 30, 2009. Changes in the valuation allowance are charged to merchandise cost of goods sold.
At December 31, 2009, 292 of our U.S. short-term consumer loan stores and 43 of our U.S. pawn stores offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $555. Terms of these loans are generally less than 30 days, averaging about 18 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our credit services offered in connection with payday loans. In 92 of the U.S. short-term consumer loan stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,070. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At

December 31, 2009, payday loans comprised 97% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 3%.
We earn signature loan fee revenue on our payday loans. In 33 U.S. pawn stores, 180 U.S. short-term consumer loan stores and eight Canadian short-term consumer loan stores, we make payday loans subject to state or provincial law. The average payday loan amount is approximately $430 and the term is generally less than 30 days, averaging about 17 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
In 101 of our U.S. short-term consumer loan stores, we make installment loans subject to state law. Terms of these loans are similar to those offered by unaffiliated lenders through our credit services, but loan amounts average approximately $1,280. With each semi-monthly or bi-weekly installment payment, we typically earn a fee of 10% of the initial loan amount.
At December 31, 2009, 393 of our U.S. short-term consumer loan stores and 68 of our U.S. pawn stores offered auto title loans or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $9,000, but average about $700. We earn a fee of 12.5% to 25% of auto title loan amounts.
On November 13, 2008, we acquired 11 pawnshops located in the Las Vegas, Nevada area for total consideration of approximately $34.4 million plus direct transaction costs. Approximately half the purchase consideration was funded with the issuance of EZCORP Class A Non-voting Common Stock and the remaining half was funded in cash. Results of the acquired stores are included in our results from the date of acquisition.
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
In the current quarter, consolidated total revenues increased 44%, or $56.1 million to $184.8 million, compared to the prior year quarter. Same store total revenues increased 12%, with the remainder of the increase coming from new and acquired stores. The overall increase in total consolidated revenues was comprised of a $35.3 million increase in merchandise and jewelry scrapping sales, a $14.4 million increase in pawn service charges, a $2.7 million increase in signature loan fees, a $2.9 million increase in auto title loan fees and a $0.8 million increase in other revenues.
The 78 pawn stores acquired in the December 2008 quarter contributed total revenues of $43.0 million, store operating income of $10.3 million and net income of $6.2 million, or approximately $0.07 diluted earnings per share after the effect of shares issued in the acquisitions. In the prior year quarter, the 11 stores acquired prior to the end of the quarter contributed total revenues of $2.7 million, store operating income of $0.6 million and net income of $0.4 million, with no earnings per share contribution after the effect of shares issued in the acquisition.
In the current quarter, the U.S. Pawn Operations segment, including the contribution from acquisitions, contributed $14.5 million greater store operating income compared to the prior year quarter, primarily from a $13.1 million increase in gross profit on sales and a $14.1 million increase in pawn service charges, partially offset by higher operating costs. The Empeño Fácil segment contributed $0.3 million less store operating income compared to the prior year quarter, as operating expenses at new stores were greater than the growth in net revenues. Our EZMONEY Operations segment contributed $5.4 million greater store operating income, primarily from new products and a decrease in bad debt. After a $1.9 million increase in administrative expenses, a $0.5 million increase in loss on disposal of assets and a $0.3 million increase in depreciation and amortization, operating income increased $16.9 million to $38.9 million. After a $6.1 million increase in income taxes and other smaller items, our consolidated net income improved 73% to $25.7 million from $14.8 million in the prior year quarter.

Results of Operations
Three Months Ended December 31, 2009 vs. Three Months Ended December 31 , 2008
The following discussion compares our results of operations for the quarter ended December 31, 2009 to the quarter ended December 31, 2008. It should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended December 31,
	2009		2008
	(Dollars in thousands)
Sales	$96,034		$62,167
Pawn service charges	38,941		24,884
Signature loan fees	553		686
Auto title loan fees	475		210
Other	2,167		1,433

Total revenues	138,170		89,380

Cost of goods sold	59,730		38,938
Signature loan bad debt	186		236
Auto title loan bad debt	70		6

Net revenues	78,184		50,200

Operations expense	40,199		26,678

Store operating income	$37,985		$23,522

Other data:
Gross margin on sales	38%		37%
Annualized inventory turnover	3.7	x	3.4	x
Average pawn loan balance per pawn store at quarter end	$268		$244
Average inventory per pawn store at quarter end	$165		$167
Average yield on pawn loan portfolio (a)	159%		138%
Pawn loan redemption rate	79%		78%
Average signature loan balance per store offering signature loans at quarter end (b)	$9		$11
Average auto title loan balance per store offering auto title loans at quarter end (c)	$17		$102

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn segment total revenues increased $48.8 million, or 55% from the prior year quarter to $138.2 million. Same store total revenues increased $10.0 million, or 11% , and new and acquired stores contributed $38.8 million of the increase. The overall increase in total revenues was comprised of a $33.9 million increase in merchandise and jewelry scrapping sales, a $14.1 million increase in pawn service charges, a $0.6 million increase in other revenues and a $0.3 million increase in auto title loan revenues, offset by a $0.1 million decrease in signature loan revenues.
Our current quarter U.S. pawn service charge revenues increased $14.1 million, or 56% from the prior year quarter to $38.9 million. Same store pawn service charges increased $4.7 million, or 19%, and new and acquired stores contributed $9.4 million. The same store improvement was due to an 8% higher average same store pawn loan balance coupled with a higher yield.

The table below summarizes our sales volume, gross profit and gross margins in the U.S. Pawn segment:

	Three Months Ended December 31,
	2009	2008
	(Dollars in millions)

Merchandise sales	$59.2	$42.8
Jewelry scrapping sales	36.8	19.4

Total sales	$96.0	$62.2

Gross profit on merchandise sales	$22.3	$16.9
Gross profit on jewelry scrapping sales	$14.0	$6.3

Gross margin on merchandise sales	37.7%	39.4%
Gross margin on jewelry scrapping sales	38.0%	32.9%
Overall gross margin	37.8%	37.4%
The current quarter’s merchandise sales gross profit increased $5.4 million, or 32% from the prior year quarter to $22.3 million. This was due to a $16.0 million increase in sales from the pawn stores acquired in November and December 2008 and a $0.4 million or 1% increase in same store sales, partially offset by a 1.7 percentage point decrease in gross margins to 37.7%. Same store sales of general merchandise increased 5%, while same store jewelry sales declined 1% as gold jewelry has become more expensive and as customer purchases of luxury items slowed in the current economic environment. The current quarter sales volume benefited from an increased payout of layaway sales initiated during the “Christmas in July” preseason layaway program introduced in 2009. The decrease in gross margins was due primarily to more aggressive discounting of jewelry in a more challenging retail environment in the current quarter.
The current quarter’s gross profit on jewelry scrapping sales increased $7.7 million, or 120% from the prior year quarter to $14.0 million on greater volume and a 5.1 percentage point improvement in gross margins to 38.0%. Same store gross profit increased $2.0 million and acquired stores contributed $5.7 million of the $7.7 million increase in scrap gross profit. Including a $14.1 million increase from acquired stores, scrapping revenues increased $17.5 million, or 90%, on 55% more volume, while proceeds realized per gram of jewelry scrapped increased 23%. Jewelry scrapping sales include the sale of approximately $0.3 million in the current quarter and $0.1 million in the prior year quarter of loose diamonds removed from scrapped jewelry. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased $9.8 million.
The U.S. pawn segment began offering auto title loans with its acquisition of 11 pawnshops in the Las Vegas, Nevada area in mid-November 2008 and expanded to a total of 68 stores by December 31, 2009. The segment’s auto title loan contribution, or fees less bad debt, increased $0.2 million compared to the prior year quarter to $0.4 million, with bad debt at 14.7% of fees compared to 2.9% in the prior year quarter.
Operations expense increased to $40.2 million (51% of net revenues) in the current quarter from $26.7 million (53% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to higher operating costs at acquired stores.
In the current quarter, the $27.9 million greater net revenues from U.S. pawn activities and the $0.2 million increase in auto title loan contribution, partially offset by a $0.1 million decrease in signature loan contribution and the $13.5 million higher operations expense resulted in a $14.5 million overall increase in store operating income from the U.S. Pawn Operations segment. Acquired stores comprised $9.6 million of the $14.5 million increase in store operating income. For the current quarter, the U.S. Pawn Operations segment made up 69% of consolidated store operating income compared to 67% in the prior year quarter.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Three months ended December 31,
	2009		2008		2009		2008
	(Dollars in thousands)				(Pesos in thousands)

Sales	$3,872		$2,413		$50,442		$31,462
Pawn service charges	1,856		1,497		24,279		19,489
Other	89		—		1,159		2

Total revenues	5,817		3,910		75,880		50,953
Cost of goods sold	2,833		1,487		36,866		19,338

Net revenues	2,984		2,423		39,014		31,615
Operations expense	2,164		1,284		28,283		16,687

Store operating income	$820		$1,139		$10,731		$14,928

Other data:
Gross margin on sales	27%		38%		27%		38%
Annualized inventory turnover	3.9	x	2.2	x	3.9	x	2.2	x
Average pawn loan balance per pawn store at quarter end	$59		$76		$769		$1,026
Average inventory per pawn store at quarter end	$37		$67		$488		$912
Average yield on pawn loan portfolio (a)	184%		158%		184%		158%
Pawn loan redemption rate	81%		82%		81%		82%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current quarter results from Mexican pesos to U.S. dollars was only 0.7% lower than in the prior year quarter. Store operating income was 28% lower in the current quarter in both dollar and peso terms due to the drag from new stores that we expect will become profitable in their second year of operation. Approximately one third of the stores open at December 31, 2009 were opened in the six months ended December 31, 2009.
Empeño Fácil’s total revenues increased $1.9 million, or 49% in the current quarter to $5.8 million. Same store total revenues increased $0.6 million or 16%, and new stores contributed $1.3 million. The overall increase in total revenues was comprised of a $1.4 million increase in merchandise and jewelry scrapping sales, a $0.4 million increase in pawn service charges and a $0.1 million increase in other revenues.
Empeño Fácil’s pawn service charge revenues increased $0.4 million, or 24% in the current quarter to $1.9 million. Same store pawn service charges increased approximately $0.1 million, or 4% and new stores contributed $0.3 million. The same store increase was due to an improvement in the average pawn loan yield, partially offset by a 15% decrease in average loan balance during the quarter. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year. The total average loan balance per store at quarter end decreased due to new stores, with a 6% increase in the same store ending loan balance.

The table below presents our sales volume, gross profit and gross margins in the Empeño Fácil segment:

	Fiscal Year Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)		(Pesos in millions)
Merchandise sales	$3.3	$2.0	$42.5	$25.6
Jewelry scrapping sales	0.6	0.4	7.9	5.9

Total sales	3.9	2.4	50.4	31.5

Gross profit on merchandise sales	$0.9	$0.8	$11.8	$9.9
Gross profit on jewelry scrapping sales	0.1	0.2	1.7	2.2

Gross margin on merchandise sales	27.8%	38.7%	27.8%	38.7%
Gross margin on jewelry scrapping sales	21.7%	36.9%	21.7%	36.9%
Overall gross margin	26.8%	38.4%	26.8%	38.4%
The current quarter’s merchandise gross profit increased $0.1 million from the prior year quarter to $0.9 million. This was due to a $0.7 million, or 34% same store sales increase and $0.6 million in sales from new stores, partially offset by a 10.9 percentage point decrease in gross margins to 27.8%. The margin decrease was a result of promotions to liquidate aged and damaged inventory during the quarter and an increase in the reserve for aged merchandise. We expect improved margins in future quarters. The gross profit on jewelry scrapping sales decreased $0.1 million from the prior year quarter to $0.1 million, as higher proceeds were offset by a lower gross margin.
Operations expense increased to $2.2 million (73% of net revenues) in the current quarter from $1.3 million (53% of net revenues) in the prior year quarter. The increase was due primarily to new stores which typically produce a loss in their first six to nine months of operation.
In the current quarter, the $0.6 million greater net revenues were more than offset by the $0.9 million higher operations expense, resulting in a $0.3 million decrease in store operating income from the Empeño Fácil segment. Empeño Fácil made up 2% and 3% of consolidated store operating income in the current and prior year quarters.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended December 31,
	2009	2008
	(Dollars in thousands)

Signature loan fees	$38,125	$35,314
Auto title loan fees	2,627	11
Jewelry scrapping sales	12	—

Total revenues	40,764	35,325

Signature loan bad debt	8,604	9,248
Auto title loan bad debt	390	1
Jewelry scrapping cost of goods sold	7	—

Net revenues	31,763	26,076

Operations expense	15,818	15,532

Store operating income	$15,945	$10,544

Other data:
Signature loan bad debt as a percent of signature loan fees	22.6%	26.2%
Auto title loan bad debt as a percent of auto title loan fees	14.8%	9.1%
Average signature loan balance per store offering signature loans at quarter end (a)	$71	$69
Average auto title loan balance per store offering title loans at quarter end (b)	$13	$2

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $5.4 million, or 15% to $40.8 million, compared to the prior year quarter. This was due to a $4.8 million, or 14% increase in same store total revenues and $0.6 million of total revenues at new stores net of closed stores. Auto title loans and installment loans, each recently introduced, represented 76% of the growth in the segment’s total revenues.
The segment’s signature loan net revenues increased $3.5 million, or 13% to $29.5 million, compared to the prior year quarter. The increase resulted from the rapid growth in recently introduced installment loans, new stores’ contribution net of closed stores, and a 3.6 percentage point improvement in bad debt to 22.6% of fees. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
The segment’s net revenues from auto title loans increased to $2.2 million in the current quarter, with bad debt at 14.8% of related fees. These loans were first introduced and had very little volume in the prior year quarter. We expect continued growth in the contribution from auto title loans as the product matures in the 393 EZMONEY stores now offering the product.
Operations expense increased to $15.8 million (50% of net revenues) from $15.5 million (60% of net revenues) in the prior year quarter. The improvement as a percent of net revenues was due to the growth in contribution from new and existing products and bad debt improvements, with minimal increases in semi-fixed costs at existing stores.
In the current quarter, the $3.5 million increase in net revenues from signature loans and the $2.2 million net revenues from auto title loans were partially offset by $0.3 million greater operations expense, resulting in a $5.4 million, or 51% net increase in store operating income from the EZMONEY Operations segment. In the current quarter, EZMONEY Operations made up 29% of consolidated store operating income compared to 30% in the prior year quarter.

Other Items
The items discussed below affect our consolidated financial results but are not allocated among segments.
Administrative expenses in the current quarter were $12.3 million (11% of net revenues) compared to $10.4 million (13% of net revenues) in the prior year quarter. This increase was primarily due to a $1.3 million increase in administrative labor and benefits as we continued to build the management infrastructure to support our growth and a $0.5 million increase in professional fees. Included in the increased labor and benefits is an additional accrual for incentive compensation reflective of the quarter’s strong earnings performance. The prior year administrative expense includes a $1.1 million bonus to two executives upon their exercise of employee stock options granted in 1998. Terms of the grants required us to pay a cash bonus to the two executives equal to the related tax savings realized by the company. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $3.4 million in the current quarter, compared to $3.1 million in the prior year quarter. Depreciation on assets placed in service, primarily related to acquired pawn stores and new stores, was largely offset by assets that were retired or became fully depreciated in the period.
In the current quarter, we recognized a $0.2 million net loss on the closure of five EZMONEY stores, compared to a $0.3 million net gain on disposal of assets in the prior year quarter as insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $7.5 million by December 31, 2009. Our $0.3 million higher net interest expense in the current quarter represents the interest on the borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit, along with the reduction of earnings from funds invested in the prior year quarter. With only short-term borrowings until the last day of the prior year quarter, interest expense of $0.2 million represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit.
Our equity in the net income of Albemarle & Bond increased $0.3 million, or 36% in the current quarter to $1.3 million primarily as a result of Albemarle & Bond’s higher earnings from same stores, partially offset by a 5.8% weaker British pound in relation to the U.S. dollar.
The current quarter income tax expense was $14.1 million (35.5% of pretax income) compared to $8.1 million (35.2% of pretax income) for the prior year quarter. The increase in the effective tax rate is primarily due to a valuation allowance established for the forecasted operating losses in our Canadian operations in the current year.
Consolidated operating income for the current quarter improved $16.9 million over the prior year quarter to $38.9 million. Contributing to this were the $14.5 million and $5.4 million increases in store operating income in our U.S. Pawn and EZMONEY segments, partially offset by the $0.3 million lower store operating income in the Empeño Fácil segment, the $1.9 million increase in administrative expenses, the $0.5 million higher loss on disposal of assets and the $0.3 million increase in depreciation and amortization. After a $6.1 million increase in income taxes and other smaller items, net income improved to $25.7 million from $14.8 million in the prior year quarter. Stores acquired in November and December 2008 contributed $5.8 million of the net income growth.

Liquidity and Capital Resources
In the current quarter, our $35.3 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $33.3 million, net of (b) $2.0 million of normal, recurring changes in operating assets and liabilities. In the prior year quarter, our $21.9 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $21.7 million, and (b) $0.2 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two periods were the contribution from acquisitions completed in November and December 2008 and organic growth throughout our other operations and revenue streams, net of higher taxes paid.
The $60.6 million of net cash used in investing activities during the current quarter was funded by cash flow from operations and cash on hand. In the current quarter, we invested $49.6 million to acquire 30% of the capital stock of Cash Converters and invested an additional $1.3 million in Albemarle & Bond to regain our 29.99% ownership stake. Our other most significant investments were the $5.2 million of loans made in excess of loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral, as well as $4.5 million of additions to property and equipment. We repaid $2.5 million of our term loan in the current quarter.
The net effect of these and other smaller cash flows was a $27.7 million decrease in cash on hand, providing a $17.0 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	4-5 years	5 years

Long-term debt obligations	$32.5	$10.0	$20.0	$2.5	$—
Interest on long-term debt obligations	1.7	0.9	0.8	0.0	—
Operating lease obligations	131.9	33.0	52.6	26.5	19.8

Total	$166.1	$43.9	$73.4	$29.0	$19.8

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At December 31, 2009, our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $27.0 million. At that date, our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $4.6 million. Auto title loans are secured by customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the most recent fiscal year ended September 30, 2009, these collectively amounted to $13.6 million.
The operating lease obligations in the table above include expected rent for all our store locations for the full expected lease terms. Of the 472 U.S. EZMONEY short-term consumer loan stores, 157 adjoin an EZPAWN store. The lease agreements at approximately 80% of the remaining 315 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were enacted, the space currently utilized by stores adjoining EZPAWN stores could be re-incorporated into the EZPAWN operations.
In the fiscal year ending September 30, 2010, we plan to open 40 to 50 Empeño Fácil pawn stores in Mexico, 35 to 45 CASHMAX payday loan locations in Canada and six pawnshops in the United States. This includes the eight Empeño Fácil pawn stores, six CASHMAX payday loan stores and one U.S. pawn store opened in the current quarter. In the remaining nine months of fiscal 2010, we expect an additional $6.9 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new short-term consumer loan stores will create a drag on earnings and liquidity in their first six to nine months of operations before turning profitable and new pawn stores will create a drag on earnings until their second year of operations.

Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility expiring December 31, 2011 that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At December 31, 2009, $32.5 million was outstanding under the term loan and a $3.0 million bank letter of credit was outstanding, leaving $77.0 million available under the revolving credit facility. The outstanding bank letter of credit secures our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2009 and expect to remain in compliance based on our expected future performance. The payment of dividends and additional debt are restricted under our credit agreement.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
Off-Balance Sheet Arrangements
We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking signature loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fee or late fee. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 (formerly Financial Interpretation No. 46) regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At December 31, 2009, the allowance for Expected LOC Losses was $1.7 million. At that date, our maximum exposure for losses on letters of credit, if all brokered signature and auto title loans defaulted and none was collected, was $31.6 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Use of Estimates and Assumptions
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared according to accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to interest rates, gold values and changes in foreign currency exchange rates. We also are exposed to regulatory risk in relation to our credit services, payday loans, auto title loans and pawn operations. We do not use derivative financial instruments.
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining nine months of the fiscal year ending September 30, 2010, our interest expense during those nine months would increase by approximately $104,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate term debt at December 31, 2009, including mandatory quarterly principal repayments of $2.5 million.
Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending and jewelry sales and cost of goods sold. The proceeds of scrap sales and our ability to sell excess jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, you should read “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters, our Empeño Fácil pawn operations in Mexico, and our Canadian CASHMAX stores. Albemarle & Bond’s functional currency is the British pound, Cash Converter’s functional currency is the Australian dollar, Empeño Fácil’s functional currency is the Mexican peso, and CASHMAX’s functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in the exchange rates between the U.S. dollar and the British pound, the Australian dollar, the Mexican peso and the Canadian dollar cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. Separate discussion regarding the Canadian dollar is not presented as our Canadian operations are not yet material. Due to the investment in Cash Converters occurring in the current quarter and our intention to account for those results on a three-month lag, the effect of exchange rate fluctuations on Cash Converters will first appear in our quarter ending March 31, 2010.
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended September 30, 2009 (included in our December 31, 2009 results on a three-month lag) was a $0.6 million decrease to stockholders’ equity. On December 31, 2009, the British pound strengthened slightly to £1.00 to $1.5928 U.S. from $1.5922 at September 30, 2009.
The translation adjustment from Empeño Fácil representing the strengthening of the Mexican peso during the quarter ended December 31, 2009 was a $0.7 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On December 31, 2009, the peso strengthened to $1.00 Mexican peso to $0.0766 U.S. from $0.0741 at September 30, 2009.
We cannot predict the future valuation of the British pound, Mexican peso, Canadian dollar or Australian dollar or how further movements in them could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information are forward-looking and may contain information about financial results, economic conditions, trends, planned store openings, the effect of acquisitions and known uncertainties. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “outlook,” “expect,” “will,” and similar expressions. All forward-looking statements are based on current expectations regarding important risk factors. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified in “Part II, Item 1A — Risk Factors” of this Quarterly Report and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 4. Controls and Procedures
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2009.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Joseph L. Rotunda, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Brad Wolfe, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Joseph L. Rotunda, President and Chief Executive Officer, and Brad Wolfe, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.
Date: February 5, 2010	/s/ DANIEL M. CHISM
Daniel M. Chism
Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Joseph L. Rotunda, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Brad Wolfe, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Joseph L. Rotunda, President and Chief Executive Officer, and Brad Wolfe, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002