Form 10-Q
period 2010-03-31
EZCORP INC
filed 2010-05-07
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
As of March 31, 2010, 46,192,698 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	March 31,	September 30,
	2010	2009	2009
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$51,192	$55,244	$44,764
Pawn loans	89,040	79,359	101,684
Signature loans, net	7,287	6,420	8,357
Auto title loans, net	1,939	874	1,663
Pawn service charges receivable, net	16,353	14,551	18,187
Signature loan fees receivable, net	4,607	4,417	5,599
Auto title loan fees receivable, net	850	72	529
Inventory, net	56,403	56,025	64,001
Deferred tax asset	15,673	15,826	15,670
Federal income tax receivable	13,414	495	—
Prepaid expenses and other assets	15,625	13,574	16,927

Total current assets 272,383	246,857	277,381

Investments in unconsolidated affiliates	90,854	34,725	38,851
Property and equipment, net	54,044	48,206	51,154
Deferred tax asset, non-current	5,318	8,452	6,311
Goodwill	101,456	99,008	100,719
Other assets, net	22,223	17,533	18,101

Total assets	$546,278	$454,781	$492,517

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000	$10,000
Accounts payable and other accrued expenses	38,592	30,457	33,838
Customer layaway deposits	4,487	4,345	4,175
Federal income taxes payable	—	—	572

Total current liabilities 53,079	44,802	48,585

Long-term debt, less current maturities	20,000	30,000	25,000
Deferred gains and other long-term liabilities	2,735	3,462	3,247

Total liabilities	75,814	78,264	76,832

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; 46,192,698 issued and outstanding at March 31, 2010; 45,636,645 issued and 45,626,645 outstanding at March 31, 2009; 45,732,998 issued and outstanding at September 30, 2009	462	456	457
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	222,423	216,404	217,176
Retained earnings	252,122	167,318	202,642
Treasury stock, at cost; 10,000 shares at March 31, 2009	—	(12)	—
Accumulated other comprehensive loss	(4,573)	(7,679)	(4,620)

Total stockholders’ equity 470,464	376,517	415,685

Total liabilities and stockholders’ equity	$546,278	$454,781	$492,517

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenues:
Sales	$99,311	$89,013	$199,229	$153,593
Pawn service charges	38,306	33,516	79,103	59,897
Signature loan fees	31,642	31,594	70,320	67,594
Auto title loan fees	3,956	415	7,058	636
Other	3,369	1,728	5,625	3,161

Total revenues	176,584	156,266	361,335	284,881

Cost of goods sold	62,162	56,426	124,732	96,851
Signature loan bad debt	4,397	5,072	13,187	14,556
Auto title loan bad debt	320	42	780	49

Net revenues	109,705	94,726	222,636	173,425

Operating expenses:
Operations	58,205	54,628	116,386	98,122
Administrative	13,483	9,794	25,780	20,205
Depreciation and amortization	3,573	3,151	6,929	6,217
(Gain) loss on sale / disposal of assets	356	(537)	567	(821)

Total operating expenses	75,617	67,036	149,662	123,723

Operating income	34,088	27,690	72,974	49,702

Interest income	(8)	(72)	(16)	(198)
Interest expense	395	471	760	636
Equity in net income of unconsolidated affiliates	(3,306)	(1,371)	(4,589)	(2,312)
Other	12	2	(3)	27

Income before income taxes	36,995	28,660	76,822	51,549
Income tax expense	13,222	10,340	27,342	18,401

Net income	$23,773	$18,320	$49,480	$33,148

Net income per common share:
Basic	$0.49	$0.38	$1.01	$0.72

Diluted	$0.48	$0.37	$1.00	$0.71

Weighted average shares outstanding:
Basic	48,987	48,560	48,853	46,084
Diluted	49,558	49,272	49,486	46,939

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2010	2009
	(In thousands)
Operating Activities:
Net income	$49,480	$33,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,929	6,217
Signature loan and auto title loan loss provisions	4,530	3,980
Deferred taxes	992	946
Net (gain) loss on sale or disposal of assets	567	(821)
Share-based compensation	2,344	1,782
Income from investments in unconsolidated affiliates	(4,589)	(2,312)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	2,559	3,851
Inventory, net	2,153	733
Prepaid expenses, other current assets, and other assets, net	(4,264)	(1,319)
Accounts payable and accrued expenses	4,469	(6,319)
Customer layaway deposits	302	1,035
Deferred gains and other long-term liabilities	(525)	(131)
Excess tax benefit from share-based compensation	(1,645)	(1,709)
Federal income taxes	(12,223)	995

Net cash provided by operating activities	51,079	40,076

Investing Activities:
Loans made	(243,563)	(194,458)
Loans repaid	169,503	138,730
Recovery of pawn loan principal through sale of forfeited collateral	89,013	76,316
Additions to property and equipment	(9,619)	(9,226)
Proceeds on disposal of assets	1,347	—
Acquisitions, net of cash acquired	(31)	(39,217)
(Investments in)/dividends from unconsolidated affiliates	(49,243)	1,052

Net cash used in investing activities	(42,593)	(26,803)

Financing Activities:
Proceeds from exercise of stock options and warrants	1,294	4,749
Stock issuance costs related to acquisitions	—	(443)
Excess tax benefit from share-based compensation	1,645	1,709
Debt issuance costs	3	(1,103)
Proceeds from bank borrowings	—	40,000
Payments on bank borrowings	(5,000)	(30,385)

Net cash provided by (used in) financing activities	(2,058)	14,527

Change in cash and equivalents	6,428	27,800
Cash and equivalents at beginning of period	44,764	27,444

Cash and equivalents at end of period	$51,192	$55,244

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$83,339	$71,484
Foreign currency translation adjustment	$(47)	$10,260
Acquisition-related stock issuance	$(31)	$72,783

See accompanying notes to interim condensed consolidated financial statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
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
Our business is subject to seasonal variations, and operating results for the three and six-month periods ended March 31, 2010 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
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
SIGNATURE LOAN CREDIT SERVICE BAD DEBT: We issue letters of credit to enhance the creditworthiness of our customers seeking signature loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fee. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery, and record the proceeds from such sales as a reduction of bad debt at the time of the sale.
The majority of our credit service customers obtain short-term signature loans with a single maturity date. These short-term loans, with maturity dates averaging about 16 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain installment loans with a series of payments due over as much as a five-month period. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted.

ALLOWANCE FOR LOSSES ON SIGNATURE LOAN CREDIT SERVICES: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At March 31, 2010, the allowance for Expected LOC Losses on signature loans was $0.8 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $18.9 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
SIGNATURE LOAN REVENUE RECOGNITION: We accrue fees in accordance with state and provincial laws on the percentage of signature loans (payday loans and installment loans) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
SIGNATURE LOAN BAD DEBT: We consider a payday loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire installment loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of signature loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of the sale.
SIGNATURE LOAN ALLOWANCE FOR LOSSES: We provide an allowance for losses on signature loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue.
AUTO TITLE LOAN CREDIT SERVICE FEE REVENUE RECOGNITION: We earn auto title credit service fees when we assist customers in obtaining auto title loans from unaffiliated lenders. We recognize the fee revenue ratably over the life of the loan, and reserve the percentage of fees we expect not to collect. Auto title loan credit service fee revenue is included in “Auto title loan fees” on our statements of operations.
BAD DEBT AND ALLOWANCE FOR LOSSES ON AUTO TITLE LOAN CREDIT SERVICES: We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fee. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets. At March 31, 2010, the allowance was $0.1 million and our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $4.1 million.
AUTO TITLE LOAN REVENUE RECOGNITION: We accrue fees in accordance with state laws on the percentage of auto title loans we have made that we believe to be collectible. We recognize the fee revenue ratably over the life of the loan.

AUTO TITLE LOAN BAD DEBT AND ALLOWANCE FOR LOSSES: Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to auto title loan bad debt and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to auto title loan fee revenue.
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for shrinkage and excess, obsolete, or slow-moving inventory. The allowance is based on the type and age of merchandise and recent sales trends and margins. At March 31, 2010, the inventory valuation allowance was $5.5 million or 8.8% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
PROPERTY AND EQUIPMENT: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 2 to 7 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $107.6 million at March 31, 2010.
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
FOREIGN CURRENCY TRANSLATION: Our equity investments in Albemarle & Bond and Cash Converters are translated from their functional currencies of the British pound and the Australian dollar into U.S. dollars at the exchange rates as of the investees’ balance sheet date. Our related interest in the investees’ net income is translated at the average exchange rates for each six-month period reported by the investees. The functional currency of our wholly-owned Empeño Fácil pawn segment is the Mexican peso. Empeño Fácil’s balance sheet accounts are translated into U.S. dollars at the exchange rate at the end of each quarter, and its earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from our foreign operations and foreign equity investments as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.
INCOME TAXES: We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of assets and liabilities and their tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted.
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

Note C: Acquisitions
On November 13, 2008, we acquired the operating assets of 11 pawn stores in the Las Vegas, Nevada area that operated under the Pawn Plus, Pawn Place and ASAP Pawn brands for approximately $34.4 million. The purchase price was paid by issuing approximately 1.1 million shares of our Class A Non-voting Common Stock valued at $17.3 million, paying $17.0 million to the seller and incurring $0.1 million in transaction costs. We estimated the fair value of the stock issued in the asset purchase at $15.45 per share, based on the market price of our stock surrounding the closing date of the acquisition.
We allocated the purchase price as follows (in thousands):

Current assets:
Pawn loans	$5,442
Payday loans	55
Auto title loans	1,105
Pawn service charges receivable	1,231
Signature loan fees receivable	7
Auto title loan fees receivable	84
Inventory	2,860
Deferred tax asset	334
Prepaid expenses and other assets	79

Total current assets	11,197

Property and equipment	392
Goodwill	16,297
Other assets	6,711

Total assets	$34,597

Liabilities:
Accounts payable and other accrued expenses	$(27)
Customer layaway deposits	(135)

Total liabilities	(162)

Net assets acquired	$34,435

Included in the amount allocated above to “Other assets” is the $6.7 million value of pawn licenses acquired. As these are considered indefinite lived intangible assets, they are not amortized but are tested at least annually for potential impairment.
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
On December 31, 2008, we acquired through a merger all of the capital stock of Value Financial Services, Inc. (“VFS”) for a total acquisition price of $77.7 million plus the assumption of VFS’s debt of $30.4 million, aggregating to approximately $108.1 million. VFS operated 67 pawn stores, located mostly in Florida.
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

Other assets recorded include the $4.9 million fair value of the acquired trademark and trade names and $0.6 million of favorable lease assets. As we expect to use the trademark and trade names indefinitely, they are not amortized but are tested at least annually for potential impairment. We are amortizing the favorable lease assets over the related lease terms used for straight-line rent purposes.
The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisition. These benefits include a greater presence in prime pawn markets including making us the largest pawn store operator in Florida, expected administrative savings, increased scale and the ability to implement certain processes and practices at the acquired company in our existing and future operations. The goodwill arising from this acquisition was recorded in the U.S. Pawn segment and is not expected to be deductible for tax purposes due to the acquisition being a stock acquisition rather than an asset acquisition.
We allocated the purchase price as follows (in thousands):

Current assets:
Pawn loans	$17,886
Pawn service charges receivable	3,491
Inventory	16,265
Deferred tax asset	4,394
Prepaid expenses and other assets	1,438

Total current assets	43,474

Property and equipment	5,584
Deferred tax asset, non-current	690
Goodwill	61,877
Other assets	5,719

Total assets	$117,344

Current Liabilities:
Current maturities of long-term debt	$(4,000)
Accounts payable and other accrued expenses	(8,404)
Customer layaway deposits	(872)

Total Current liabilities	(13,276)

Long-term debt	(26,385)

Total liabilities	(39,661)

Net assets acquired	$77,683

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
The results of the acquired stores have been consolidated with our results since their acquisition. The following table summarizes unaudited pro forma condensed combined statements of operations assuming the acquisition had occurred on the first day of fiscal 2009. The pro forma results equal our actual results for the three month periods ended March 31, 2010 and 2009 and for the six month period ended March 31, 2010 as we owned and consolidated the VFS stores for those periods. Although VFS’s historical fiscal year ended on a different date than that of EZCORP, all VFS data included in the pro forma information are actual amounts for the periods indicated.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited and Pro Forma)
	(In thousands, except per share amounts)
Revenues:
Sales	$99,311	$89,013	$199,229	$181,508
Pawn service charges	38,306	33,516	79,103	68,747
Signature loan fees	31,642	31,594	70,320	67,594
Auto title loan fees	3.956	415	7,058	636
Other	3,369	1,728	5,625	3,633

Total revenues	176,584	156,266	361,335	322,118

Cost of goods sold	62,162	56,426	124,732	114,002
Signature loan bad debt	4,397	5,072	13,187	14,556
Auto title loan bad debt	320	42	780	49

Net revenues	109,705	94,726	222,636	193,511

Operating expenses:
Operations	58,205	54,628	116,386	108,991
Administrative	13,483	9,794	25,780	25,562
Depreciation and amortization	3,573	3,151	6,929	6,490
(Gain) loss on sale/disposal of assets	356	(537)	567	(792)

Total operating expenses	75,617	67,036	149,662	140,251

Operating income	34,088	27,690	72,974	53,260

Interest expense, net	387	399	744	927
Equity in net income of unconsolidated affiliate	(3,306)	(1,371)	(4,589)	(2,312)
Other	12	2	(3)	27

Income before income taxes	36,995	28,660	76,822	54,618
Income tax expense	13,222	10,340	27,342	19,584

Net income	$23,773	$18,320	$49,480	$35,034

Net income per common share:
Basic	$0.49	$0.38	$1.01	$0.73

Diluted	$0.48	$0.37	$1.00	$0.72

Weighted average shares outstanding:
Basic	48,987	48,560	48,853	48,113
Diluted	49,558	49,272	49,486	48,968
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
Certain potential common shares have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise or vest, as defined by FASB ASC 718-10-25 (formerly SFAS No. 123(R)), were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. All outstanding warrants expired July 25, 2009 and are no longer dilutive.

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (A)	$23,773	$18,320	$49,480	$33,148

Weighted average outstanding shares of common stock (B)	48,987	48,560	48,853	46,084
Dilutive effect of stock options, warrants, and restricted stock	571	712	633	855

Weighted average common stock and common stock equivalents (C)	49,558	49,272	49,486	46,939

Basic earnings per share (A/B)	$0.49	$0.38	$1.01	$0.72

Diluted earnings per share (A/C)	$0.48	$0.37	$1.00	$0.71

Potential common shares excluded from the calculation of diluted earnings per share	2	145	1	145
Note E: Strategic Investments
At March 31, 2010, we owned 16,619,640 common shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. We acquired a combined 16,298,875 of the shares in 1998 and 2007 at a cost of $26.2 million and we acquired 320,765 additional shares in the quarter ended December 31, 2009 at a cost of approximately $1.3 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our year-to-date period ended March 31, 2010 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2009 to December 31, 2009.
In its functional currency of British pounds, Albemarle & Bond’s total assets increased 3% from December 31, 2008 to December 31, 2009 and its net income improved 75% for the six months ended December 31, 2009. Below is summarized financial information for Albemarle & Bond’s most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2009	2008
	(In thousands)

Current assets	$104,537	$92,849
Non-current assets	53,128	46,093

Total assets	$157,665	$138,942

Current liabilities	$21,128	$10,809
Non-current liabilities	48,025	63,461
Equity shareholders’ funds	88,512	64,672

Total liabilities and equity shareholders’ funds	$157,665	$138,942

	Six Months Ended December 31,
	2009	2008
	(in thousands)

Turnover (gross revenues)	$64,572	$45,977
Gross profit	43,054	34,859
Profit after tax (net income)	12,752	7,718

On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We paid AUS $0.50 per share, for a total cash investment of AUS $54.1 million (approximately $49.6 million U.S. including direct transaction costs). Cash Converters franchises and operates a worldwide network of over 500 specialty financial services and retail stores, which provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell used merchandise. Cash Converters’ most recent public reports indicate it owns and operates 18 locations in Australia and 26 locations in the United Kingdom, and has more than 450 franchised stores in 21 countries, including 121 in Australia, 121 in the United Kingdom and significant presences in Spain, South Africa and France.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, our results for the current quarter and six-month period ended March 31, 2010 include our share of Cash Converters’ 56 days of earnings from November 6, 2009 to December 31, 2009. This amount was estimated through daily proration of Cash Converters’ reported results for the six months ended December 31, 2009. This is the first quarter in which our earnings include any contribution from Cash Converters’ results of operations.
In its functional currency of Australian dollars, Cash Converters’ total assets increased 71% from December 31, 2008 to December 31, 2009 and its net income improved 27% for the six months ended December 31, 2009. Below is summarized financial information for Cash Converters’ most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2009	2008
	(In thousands)

Current assets	$96,680	$27,929
Non-current assets	64,212	44,979

Total assets	$160,892	$72,908

Current liabilities	$19,251	$11,330
Non-current liabilities	11,010	7,835
Equity shareholders’ funds	130,631	53,743

Total liabilities and equity shareholders’ funds	$160,892	$72,908

	Six Months Ended December 31,
	2009	2008
	(in thousands)

Gross revenues	$51,609	$34,816
Gross profit	38,315	25,895
Profit for the year (net income)	8,759	6,209
The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. Fair values were calculated as (a) the quoted stock price on each company’s principal market multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium for owning a large percentage of outstanding shares.

	March 31, 2010	March 31, 2009	September 30, 2009
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$41,606	$34,725	$38,851
Fair value	61,235	46,100	61,504

Cash Converters:
Recorded value	49,248	—	—
Fair value	57,714	—	—

Note F: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the fiscal quarter and year-to-date period ended March 31, 2010 was $23.7 million and $49.5 million. For the comparable 2009 periods, comprehensive income was $13.9 million and $22.9 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments. At March 31, 2010, the accumulated balance of foreign currency activity excluded from net income was $(5.7) million, net of applicable tax of $1.1 million. The net $(4.6) million is presented as “Accumulated other comprehensive loss” in the balance sheet at March 31, 2010.
Note H: Long-term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, expiring December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At March 31, 2010, $30.0 million was outstanding under the term loan and a $3.0 million bank letter of credit was outstanding, leaving $77 million available on our revolving credit facility. The outstanding bank letter of credit secures our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. We may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 175 to 250 basis points or the bank’s base rate plus 0 to 50 basis points, depending on our leverage ratio computed at the end of each calendar quarter. Our rates are currently at the minimum of the range. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2010 and expect to remain in compliance based on our current and anticipated performance. The payment of dividends and additional debt are restricted. The recorded value of our debt approximates its fair value as it is all variable rate debt and carries no pre-payment penalty.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	March 31, 2010	March 31, 2009	September 30, 2009
	(In thousands)
Pawn licenses	$8,229	$7,749	$8,229
Trade Name	4,870	4,870	4,870
Goodwill	101,456	99,008	100,719

Total	$114,555	$111,627	$113,818

The following table presents the changes in goodwill over the periods presented and the amount of goodwill allocated to each segment:

	U.S. Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2009	$94,192	$6,527	$—	100,719
Acquisitions — adjustments to initial estimate	193	—	—	193
Effect of foreign currency translation changes	—	544	—	544

Balance at March 31, 2010	$94,385	$7,071	$—	$101,456

	U.S. Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2008	$16,211	$8,165	$—	$24,376
Acquisitions	76,649	—	—	76,649
Effect of foreign currency translation changes	—	(2,017)	—	(2,017)

Balance at March 31, 2009	$92,860	$6,148	$—	$99,008

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	March 31, 2010		March 31, 2009		September 30, 2009
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(344)	$345	$(329)	$345	$(339)
Real estate finders’ fees	699	(382)	556	(353)	609	(367)
Non-compete agreements	2,666	(1,514)	2,405	(945)	2,497	(1,192)
Favorable lease	644	(158)	644	(23)	644	(95)
Other	39	(3)	—	—	11	—

Total	$4,393	$(2,401)	$3,950	$(1,650)	$4,106	$(1,993)

Total amortization expense from definite-lived intangible assets for the quarter and year-to-date period ended March 31, 2010 was $156,000 and $282,000. For the comparable 2009 periods, amortization expense was approximately $114,000 and $238,000. The favorable lease asset and other intangibles are amortized to rent expense and are included in Operations expense on our statements of operations. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2009 (in thousands):

Fiscal Year	Amortization Expense
2010	$541
2011	$505
2012	$470
2013	$47
2014	$31
These amounts exclude amortization of other intangible assets and the favorable lease asset, which are amortized to rent expense over the related lease terms. As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Share-based Compensation
Our income includes the following compensation costs related to our share-based compensation arrangements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Gross compensation cost	$1,288	$723	$2,344	$1,782
Income tax benefits	(473)	(306)	(831)	(625)

Share-based compensation cost, net of tax benefit	$815	$417	$1,513	$1,157

Stock option exercises resulted in the issuance of 424,700 shares of our Class A Non-voting Common Stock in the current quarter for total proceeds of $1.2 million. For the current year-to-date period, 446,200 shares of Class A Non-voting Common Stock were issued for total proceeds of $1.3 million. All options and restricted stock relate to our Class A Non-voting Common Stock.
Note K: Income Taxes
The current quarter’s effective tax rate is 35.7% of pretax income compared to 36.1% for the prior year quarter. For the current year-to-date period, the effective tax rate is 35.6% compared to 35.7% in the prior year-to-date period. The decrease in effective tax rates is primarily due to an increase in the foreign tax credit on overseas earnings less the valuation allowance established for the expected operating losses in our Canada operations during their start-up period in the current year.
Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 371 U.S. pawn stores, offers signature loans in 54 pawn stores and six EZMONEY stores and offers auto title loans in 54 pawn stores.
•	The Empeño Fácil segment offers pawn related activities in 79 Mexico pawn stores.
•	The EZMONEY Operations segment offers signature loans in 456 U.S. EZMONEY stores and 20 Canadian CASHMAX stores. The segment offers auto title loans in 391 of its U.S. EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Three Months Ended March 31, 2010:
Revenues:
Sales	$94,364	$4,895	$52	$99,311
Pawn service charges	36,256	2,050	—	38,306
Signature loan fees	434	—	31,208	31,642
Auto title loan fees	427	—	3,529	3,956
Other	3,243	126	—	3,369

Total revenues	134,724	7,071	34,789	176,584

Cost of goods sold	58,541	3,597	24	62,162
Signature loan bad debt	101	—	4,296	4,397
Auto title loan bad debt	52	—	268	320

Net revenues	76,030	3,474	30,201	109,705

Operations expense	39,912	2,573	15,720	58,205

Store operating income	$36,118	$901	$14,481	$51,500

Three Months Ended March 31, 2009:
Revenues:
Sales	$86,808	$2,205	$—	$89,013
Pawn service charges	32,265	1,251	—	33,516
Signature loan fees	557	—	31,037	31,594
Auto title loan fees	351	—	64	415
Other	1,727	1	—	1,728

Total revenues	121,708	3,457	31,101	156,266

Cost of goods sold	55,072	1,354	—	56,426
Signature loan bad debt	108	—	4,964	5,072
Auto title loan bad debt	36	—	6	42

Net revenues	66,492	2,103	26,131	94,726

Operations expense	38,367	1,299	14,962	54,628

Store operating income	$28,125	$804	$11,169	$40,098

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Six Months Ended March 31, 2010:
Revenues:
Sales	$190,398	$8,767	$64	$199,229
Pawn service charges	75,197	3,906	—	79,103
Signature loan fees	987	—	69,333	70,320
Auto title loan fees	902	—	6,156	7,058
Other	5,410	215	—	5,625

Total revenues	272,894	12,888	75,553	361,335

Cost of goods sold	118,271	6,430	31	124,732
Signature loan bad debt	287	—	12,900	13,187
Auto title loan bad debt	122	—	658	780

Net revenues	154,214	6,458	61,964	222,636

Operations expense	80,111	4,737	31,538	116,386

Store operating income	$74,103	$1,721	$30,426	$106,250

Six Months Ended March 31, 2009:
Revenues:
Sales	$148,975	$4,618	$—	$153,593
Pawn service charges	57,149	2,748	—	59,897
Signature loan fees	1,243	—	66,351	67,594
Auto title loan fees	561	—	75	636
Other	3,160	1	—	3,161

Total revenues	211,088	7,367	66,426	284,881

Cost of goods sold	94,010	2,841	—	96,851
Signature loan bad debt	344	—	14,212	14,556
Auto title loan bad debt	42	—	7	49

Net revenues	116,692	4,526	52,207	173,425

Operations expense	65,045	2,583	30,494	98,122

Store operating income	$51,647	$1,943	$21,713	$75,303

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)
Consolidated store operating income	$51,500	$40,098	$106,250	$75,303
Administrative expenses	13,483	9,794	25,780	20,205
Depreciation and amortization	3,573	3,151	6,929	6,217
(Gain) loss on sale / disposal of assets	356	(537)	567	(821)
Interest income	(8)	(72)	(16)	(198)
Interest expense	395	471	760	636
Equity in net income of unconsolidated affiliate	(3,306)	(1,371)	(4,589)	(2,312)
Other	12	2	(3)	27

Consolidated income before income taxes	$36,995	$28,660	$76,822	$51,549

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at March 31, 2010:
Pawn loans	$84,116	$4,924	$—	$89,040
Signature loans, net	371	—	6,916	7,287
Auto title loans, net	577	—	1,362	1,939
Inventory, net	53,122	3,262	19	56,403

Total separately identified recorded segment assets	$138,186	$8,186	$8,297	$154,669

Brokered signature loans outstanding from unaffiliated lenders	$170	$—	$17,571	$17,741
Brokered auto title loans outstanding from unaffiliated lenders	$193	$—	$3,719	$3,912

Assets at March 31, 2009:
Pawn loans	$76,092	$3,267	$—	$79,359
Signature loans, net	422	—	5,998	6,420
Auto title loans, net	759	—	115	874
Inventory, net	53,273	2,752	—	56,025

Total separately identified recorded segment assets	$130,546	$6,019	$6,113	$142,678

Brokered signature loans outstanding from unaffiliated lenders	$233	$—	$17,818	$18,051
Brokered auto title loans outstanding from unaffiliated lenders	$—	$—	$—	$—

Assets at September 30, 2009:
Pawn loans	$98,099	$3,585	$—	$101,684
Signature loans, net	453	—	7,904	8,357
Auto title loans, net	685	—	978	1,663
Inventory, net	61,196	2,804	1	64,001

Total separately identified recorded segment assets	$160,433	$6,389	$8,883	$175,705

Brokered signature loans outstanding from unaffiliated lenders	$278	$—	$22,706	$22,984
Brokered auto title loans outstanding from unaffiliated lenders	$276	$—	$1,910	$2,186
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
Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended March 31, 2010 and 2009 (the current and prior year quarters):

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(in thousands)
Net revenues:
Sales	$99,311	$89,013	11.6%
Pawn service charges	38,306	33,516	14.3%
Signature loan fees	31,642	31,594	0.2%
Auto title loan fees	3,956	415	853.3%
Other	3,369	1,728	95.0%

Total revenues	176,584	156,266	13.0%

Cost of goods sold	62,162	56,426	10.2%
Signature loan bad debt	4,397	5,072	(13.3)%
Auto title loan bad debt	320	42	661.9%

Net revenues	$109,705	$94,726	15.8%

Net income	$23,773	$18,320	29.8%

Six Months Ended March 31, 2010 vs. Six Months Ended March 31, 2009
The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2010 and 2009 (the current and prior year-to-date periods):

	Six Months Ended March 31,		Percentage
	2010	2009	Change
	(in thousands)
Net revenues:
Sales	$199,229	$153,593	29.7%
Pawn service charges	79,103	59,897	32.1%
Signature loan fees	70,320	67,594	4.0%
Auto title loan fees	7,058	636	1009.7%
Other	5,625	3,161	78.0%

Total revenues	361,335	284,881	26.8%

Cost of goods sold	124,732	96,851	28.8%
Signature loan bad debt	13,187	14,556	(9.4)%
Auto title loan bad debt	780	49	1491.8%

Net revenues	$222,636	$173,425	28.4%

Net income	$49,480	$33,148	49.3%

Consolidated signature loan data (combined payday loan, installment loan and related credit service activities) are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Fee revenue	$31,642	$31,594	$70,320	$67,594
Bad debt:
Net defaults, including interest on brokered loans	5,181	5,764	13,560	15,149
Insufficient funds fees, net of collections	186	182	405	475
Change in valuation allowance	(1,046)	(939)	(926)	(1,193)
Other related costs	76	65	148	125

Net bad debt	4,397	5,072	13,187	14,556

Fee revenue less bad debt	$27,245	$26,522	$57,133	$53,038

Average signature loan balance outstanding during period (a)	$28,973	$28,190	$29,916	$28,902
Signature loan balance at end of period (a)	$25,028	$24,393	$25,028	$24,393
Participating stores at end of period	536	559	536	559
Signature loan bad debt, as a percent of fee revenue	13.9%	16.1%	18.8%	21.5%
Net default rate (a) (b)	3.6%	3.8%	4.1%	4.6%

(a)	Signature loan balances include payday loans and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We are a leading pawn store operator and provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans from unaffiliated lenders. In our pawn stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations.
At March 31, 2010, we operated a total of 932 locations, consisting of 371 U.S. pawn stores (operating as EZPAWN or Value Pawn), 79 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 462 U.S. short-term consumer loan stores (operating primarily as EZMONEY) and 20 short-term consumer loan stores in Canada (operating as CASHMAX). We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with 123 stores, and almost 30% of Cash Converters International Limited, which franchises and operates a worldwide network of over 500 specialty financial services and second-hand retail stores.
We manage our business as three segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 456 stores in the United States and 20 stores in Canada. The following tables present store data and products offered in each segment:

	Three Months Ended March 31, 2010
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	376	70	474	920
New openings	1	9	12	22
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(10)	(10)

End of period	377	79	476	932

Average number of stores during the period	377	74	474	925

	Six Months Ended March 31, 2010
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	375	62	473	910
New openings	2	17	18	37
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(15)	(15)

End of period	377	79	476	932

Average number of stores during the period	376	70	473	919

Composition of ending stores:
Pawn	371	79	—	450
Short-term consumer loan stores	6	—	476	482

Total stores in operation	377	79	476	932

Stores offering payday loans (a)	60	—	476	536
Stores offering installment loans (a)	—	—	197	197
Stores offering auto title loans (a)	54	—	391	445

	Three Months Ended March 31, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	377	41	471	889
New openings	—	4	8	12
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(3)	(3)

End of period	377	45	476	898

Average number of stores during the period	377	42	474	893

	Six Months Ended March 31, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	38	471	809
New openings	—	6	14	20
Acquired	77	1	—	78
Sold, combined, or closed	—	—	(9)	(9)

End of period	377	45	476	898

Average number of stores during the period	346	40	473	859

Composition of ending stores:
Pawn	371	45	—	416
Short-term consumer loan stores	6	—	476	482

Total stores in operation	377	45	476	898

Stores offering payday loans (a)	83	—	476	559
Stores offering installment loans (a)	—	—	88	88
Stores offering auto title loans (a)	32	—	139	171

(a)	Including credit services
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $80 and $120 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, current quarter pawn service charges range from 15% to 21% per month including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.
In our pawn stores, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise.
One indicator of lower marketability is how long we have held the inventory. The table below summarizes the age of our inventory and the related valuation allowance on a consolidated basis:

	March 31, 2010		March 31, 2009		September 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Jewelry:
Gross inventory held one year or less	$29,750	78.7%	$28,690	80.6%	$28,338	78.1%
Gross inventory held more than one year	8,029	21.3%	6,919	19.4%	7,953	21.9%

Total jewelry inventory, gross	37,779	100.0%	35,609	100.0%	36,291	100.0%

General merchandise:
Gross inventory held one year or less	22,556	93.7%	24,317	92.7%	31,246	93.5%
Gross inventory held more than one year	1,525	6.3%	1,904	7.3%	2,183	6.5%

Total general merchandise, gross	24,081	100.0%	26,221	100.0%	33,429	100.0%

Total inventory:
Gross inventory held one year or less	52,306	84.6%	53,007	85.7%	59,584	85.5%
Gross inventory held more than one year	9,554	15.4%	8,823	14.3%	10,136	14.5%

Total inventory, gross	61,860	100.0%	61,830	100.0%	69,720	100.0%
Valuation allowance	(5,457)	(8.8%)	(5,805)	(9.4%)	(5,719)	(8.2%)

Total inventory, net	$56,403		$56,025		$64,001

We record a valuation allowance for shrinkage and obsolete or slow-moving inventory based on the type and age of merchandise and recent sales trends and margins. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 8.8% of gross inventory at March 31, 2010 compared to 9.4% at March 31, 2009 and 8.2% at September 30, 2009. Changes in the valuation allowance are charged to merchandise cost of goods sold.
At March 31, 2010, 290 of our U.S. short-term consumer loan stores and 34 of our U.S. pawn stores offered credit services to customers seeking short-term consumer signature loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $550. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our credit services offered in connection with payday loans. In 97 of the U.S. short-term consumer loan stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,070. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At March 31, 2010, payday loans comprised 97% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 3%.
We earn signature loan fee revenue on our payday loans. In 20 U.S. pawn stores, 172 U.S. short-term consumer loan stores and 20 Canadian short-term consumer loan stores, we make payday loans subject to state or provincial law. The average payday loan amount is approximately $430 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
In 100 of our U.S. short-term consumer loan stores, we make installment loans subject to state law. Terms of these loans are similar to those offered by unaffiliated lenders through our credit services, but loan amounts average approximately $1,350. With each semi-monthly or bi-weekly installment payment, we typically earn a fee of 10% of the initial loan amount.
At March 31, 2010, 391 of our U.S. short-term consumer loan stores and 54 of our U.S. pawn stores offered auto title loans or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $9,000, but average approximately $735. We earn a fee of 12.5% to 25% of auto title loan amounts.
On November 13, 2008, we acquired 11 pawn stores located in the Las Vegas, Nevada area for total consideration of approximately $34.4 million plus direct transaction costs. Approximately half the purchase consideration was funded with the issuance of EZCORP Class A Non-voting Common Stock and the remaining half was funded in cash. Results of the acquired stores are included in our results from the date of acquisition.

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
In the current quarter, consolidated total revenues increased 13%, or $20.3 million to $176.6 million, compared to the prior year quarter. Same store total revenues increased 12%, with the remainder of the increase coming from new stores. The overall increase in total consolidated revenues was comprised primarily of a $10.3 million increase in merchandise and jewelry scrapping sales, a $4.8 million increase in pawn service charges, a $3.5 million increase in auto title loan fees and a $1.6 million increase in other revenues.
In the current quarter, the U.S. Pawn Operations segment contributed $8.0 million greater store operating income compared to the prior year quarter, primarily as the result of a $4.1 million increase in gross profit on sales, a $4.0 million increase in pawn service charges and a $1.5 million increase in other revenues, partially offset by higher operating costs. The Empeño Fácil segment contributed $0.1 million greater store operating income compared to the prior year quarter, with a 65% growth in net revenues mostly offset by higher operating expenses at new stores. Our EZMONEY Operations segment contributed $3.3 million greater store operating income, primarily from new products and an improvement in bad debt. After a $3.7 million increase in administrative expenses, a $0.9 million increase in loss on disposal of assets and a $0.4 million increase in depreciation and amortization, operating income increased $6.4 million to $34.1 million. After a $1.9 million increase in our equity in the net income of unconsolidated affiliates and a $2.9 million increase in income taxes and other smaller items, our consolidated net income improved 30% to $23.8 million from $18.3 million in the prior year quarter.

Results of Operations
Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009
The following discussion compares our results of operations for the quarter ended March 31, 2010 to the quarter ended March 31, 2009. It should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended March 31,
	2010		2009
	(Dollars in thousands)
Sales	$94,364		$86,808
Pawn service charges	36,256		32,265
Signature loan fees	434		557
Auto title loan fees	427		351
Other	3,243		1,727

Total revenues	134,724		121,708

Cost of goods sold	58,541		55,072
Signature loan bad debt	101		108
Auto title loan bad debt	52		36

Net revenues	76,030		66,492

Operations expense	39,912		38,367

Store operating income	$36,118		$28,125

Other data:
Gross margin on sales	38%		37%
Annualized inventory turnover	4.1	x	3.8	x
Average pawn loan balance per pawn store at quarter end	$227		$205
Average inventory per pawn store at quarter end	$143		$144
Average yield on pawn loan portfolio (a)	163%		160%
Pawn loan redemption rate	83%		81%
Average signature loan balance per store offering signature loans at quarter end (b)	$9		$8
Average auto title loan balance per store offering auto title loans at quarter end (c)	$14		$24

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn segment total revenues increased $13.0 million, or 11% from the prior year quarter to $134.7 million. Same store total revenues increased $13.1 million, or 11% , and new stores net of closed stores decreased $0.1 million. The overall increase in total revenues was comprised of a $7.6 million increase in merchandise and jewelry scrapping sales, a $4.0 million increase in pawn service charges and a $1.5 million increase in other revenues, partially offset by a $0.1 million decrease in signature loan revenues.
Our current quarter U.S. pawn service charge revenues increased $4.0 million, or 12% from the prior year quarter to $36.3 million. Same store pawn service charges increased $4.1 million, or 13%, partially offset by a $0.1 million decrease at new stores net of closed stores. The same store improvement was due to a 10% higher average same store pawn loan balance coupled with a higher yield. The yield improved primarily due to a higher loan redemption rate as we focused on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan.

The table below summarizes our sales volume, gross profit and gross margins in the U.S. Pawn segment:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Merchandise sales	$60.0	$59.1
Jewelry scrapping sales	34.4	27.7

Total sales	$94.4	$86.8

Gross profit on merchandise sales	$22.9	$22.2
Gross profit on jewelry scrapping sales	$12.9	$9.5

Gross margin on merchandise sales	38.2%	37.5%
Gross margin on jewelry scrapping sales	37.6%	34.5%
Overall gross margin	38.0%	36.6%
The current quarter’s merchandise sales gross profit increased $0.7 million, or 3% from the prior year quarter to $22.9 million. This was due to a $0.8 million, or 1% increase in same store sales coupled with a 0.7 percentage point improvement in gross margins to 38.2%.
The current quarter’s gross profit on jewelry scrapping sales increased $3.4 million, or 36% from the prior year quarter to $12.9 million. Jewelry scrapping revenues increased $6.7 million, or 24%, and the related cost of goods sold increased $3.4 million, or 18%. With a 3% decrease in the grams of gold scrapped, the increase in sales and cost of goods sold was due to increases in gold values. Gross margins on gold scrapping improved 3.1 percentage points to 37.6% as proceeds per gram increased at a greater rate than our gold lending guidelines.
Operations expense increased to $39.9 million (52% of net revenues) in the current quarter from $38.4 million (58% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to higher performance-based incentive compensation and related taxes.
In the current quarter, the $9.6 million greater net revenues from U.S. pawn activities, partially offset by a $0.1 million decrease in signature loan contribution and the $1.5 million higher operations expense resulted in an $8.0 million overall increase in store operating income from the U.S. Pawn Operations segment. For the current and prior year quarters, the U.S. Pawn Operations segment made up 70% of consolidated store operating income.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Three months ended March 31,
	2010		2009		2010		2009
	(Dollars in thousands)				(Pesos in thousands)

Sales	$4,895		$2,205		$62,607		$31,620
Pawn service charges	2,050		1,251		26,233		17,968
Other	126		1		1,619		6

Total revenues	7,071		3,457		90,459		49,594
Cost of goods sold	3,597		1,354		45,988		19,435

Net revenues	3,474		2,103		44,471		30,159
Operations expense	2,573		1,299		32,894		18,596

Store operating income	$901		$804		$11,577		$11,563

Other data:
Gross margin on sales	27%		39%		27%		39%
Annualized inventory turnover	5.2	x	2.1	x	5.2	x	2.1	x
Average pawn loan balance per pawn store at quarter end	$62		$73		$777		$1,041
Average inventory per pawn store at quarter end	$41		$61		$515		$877
Average yield on pawn loan portfolio (a)	177%		162%		177%		162%
Pawn loan redemption rate	74%		84%		74%		84%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current quarter results from Mexican pesos to U.S. dollars was 12% higher than in the prior year quarter. Store operating income was 12% higher in the current quarter in dollars and remained flat in peso terms. The 65% increase in net revenues was mostly offset by higher costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 41% of the stores open at March 31, 2010 had been open less than nine months. We opened nine new stores in the current quarter, seven of which are Empeñe su Oro jewelry-only pawn stores.
Empeño Fácil’s total revenues increased $3.6 million, or 105% in the current quarter to $7.1 million. Same store total revenues increased $1.9 million or 54%, and new stores contributed $1.7 million. The overall increase in total revenues was comprised of a $2.7 million increase in merchandise and jewelry scrapping sales, a $0.8 million increase in pawn service charges and a $0.1 million increase in other revenues.
Empeño Fácil’s pawn service charge revenues increased $0.8 million, or 64% in the current quarter to $2.1 million. Same store pawn service charges increased approximately $0.5 million, or 40% and new stores contributed $0.3 million. The same store increase was due to an improvement in the average pawn loan yield coupled with an 18% increase in average loan balance during the quarter. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.

The table below presents our sales volume, gross profit and gross margins in the Empeño Fácil segment:

	Three months ended March 31,
	2010	2009	2010	2009
	(Dollars in millions)		(Pesos in millions)
Merchandise sales	$3.1	$1.9	$40.1	$27.5
Jewelry scrapping sales	1.8	0.3	22.5	4.1

Total sales	4.9	2.2	62.6	31.6

Gross profit on merchandise sales	$1.1	$0.7	$14.2	$10.5
Gross profit on jewelry scrapping sales	0.2	0.1	2.4	1.7

Gross margin on merchandise sales	35.4%	38.3%	35.4%	38.3%
Gross margin on jewelry scrapping sales	10.7%	40.7%	10.7%	40.7%
Overall gross margin	26.5%	38.6%	26.5%	38.6%
The current quarter’s merchandise gross profit increased $0.4 million from the prior year quarter to $1.1 million. This was due to a $0.8 million, or 40% same store sales increase and $0.4 million in sales from new stores, partially offset by a 2.9 percentage point decrease in gross margins to 35.4%. The margin decrease was primarily a result of promotions early in the quarter to liquidate aged and damaged inventory. We expect improved margins in future quarters.
The gross profit on jewelry scrapping sales increased $0.1 million from the prior year quarter to $0.2 million. Proceeds increased $1.5 million, mostly offset by a decrease in jewelry scrapping margins to 10.7% from 40.7% in the prior year quarter. The significant volume increase and the margin decrease are due primarily to the introduction of our new Empeñe su Oro jewelry-only pawn stores. As these new gold-only stores open, the gold values employed are aggressive in the marketplace in order to establish both the new store and the brand. We expect the jewelry scrapping margins at individual Empeñe su Oro stores to improve to as they mature.
Operations expense increased to $2.6 million (74% of net revenues) in the current quarter from $1.3 million (62% of net revenues) in the prior year quarter. The increase was due primarily to new stores which typically produce a loss in their first several quarters of operation.
In the current quarter, the $1.4 million greater net revenues were partially offset by the $1.3 million higher operations expense, resulting in a $0.1 million increase in store operating income from the Empeño Fácil segment. Empeño Fácil made up 2% of consolidated store operating income in the current and prior year quarters.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Signature loan fees	$31,208	$31,037
Auto title loan fees	3,529	64
Jewelry scrapping sales	52	—

Total revenues	34,789	31,101

Signature loan bad debt	4,296	4,964
Auto title loan bad debt	268	6
Jewelry scrapping cost of goods sold	24	—

Net revenues	30,201	26,131

Operations expense	15,720	14,962

Store operating income	$14,481	$11,169

Other data:
Signature loan bad debt as a percent of signature loan fees	13.8%	16.0%
Auto title loan bad debt as a percent of auto title loan fees	7.6%	9.4%
Average signature loan balance per store offering signature loans at quarter end (a)	$51	$50
Average auto title loan balance per store offering title loans at quarter end (b)	$13	$1

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $3.7 million, or 12% to $34.8 million, compared to the prior year quarter. This was due to a $3.5 million, or 12% increase in same store total revenues and $0.2 million of total revenues at new stores net of closed or consolidated stores. The overall increase in total revenues was comprised primarily of a $3.5 million increase in auto title loan revenues and a $1.3 million increase in installment loan fees, partially offset by a $1.2 million decrease in credit service and payday loan revenues. In the quarter, we opened 12 stores in Canada, bringing our total there to 20, and closed or consolidated 10 stores in the U.S.
The segment’s signature loan net revenues increased $0.8 million, or 3% to $26.9 million, compared to the prior year quarter. The increase resulted from the rapid growth in recently introduced installment loans, a 2.2 percentage point improvement in bad debt to 13.8% of fees and new stores’ contribution net of closed or consolidated stores. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
The segment’s net revenues from auto title loans increased to $3.3 million in the current quarter, with bad debt at 7.6% of related fees. These loans were just recently introduced and had very little volume in the prior year first quarter. We expect continued growth in the contribution from auto title loans as the product matures in the 391 EZMONEY stores now offering the product.
Operations expense increased to $15.7 million (52% of net revenues) from $15.0 million (57% of net revenues) in the prior year quarter. The improvement as a percent of net revenues was due to the growth in contribution from new products and bad debt improvements, with minimal increases in semi-fixed costs at existing stores.

In the current quarter, the $0.8 million increase in net revenues from signature loans and the $3.2 million increase in net revenues from auto title loans were partially offset by $0.7 million greater operations expense, resulting in a $3.3 million, or 30% net increase in store operating income from the EZMONEY Operations segment. In the current and prior year quarters, EZMONEY Operations made up 28% of consolidated store operating income.
Other Items
The items discussed below affect our consolidated financial results but are not allocated among segments.
Administrative expenses in the current quarter were $13.5 million (12% of net revenues) compared to $9.8 million (10% of net revenues) in the prior year quarter. This increase was primarily due to a $2.7 million increase in administrative labor and benefits, a $0.6 million increase in stock compensation expense and a $0.4 million increase in other expenses. Included in the increased labor and benefits is a higher accrual for incentive compensation reflective of the quarter’s strong earnings performance and additional investments made in infrastructure to support our growth.
Depreciation and amortization expense was $3.6 million in the current quarter, compared to $3.2 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new stores, was largely offset by assets that were retired or became fully depreciated in the period.
In the current quarter, we recognized a $0.4 million loss on the closure of ten EZMONEY stores, compared to a $0.5 million gain on disposal of assets in the prior year quarter. In the prior year quarter, insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $10.0 million by March 31, 2010 through quarterly installments of $2.5 million each. Our $0.4 million net interest expense in the current quarter represents primarily the interest on the borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit, along with the reduction of earnings from invested funds.
Our equity in the net income of Albemarle & Bond increased $1.1 million, or 83% in the current quarter to $2.5 million primarily as a result of Albemarle & Bond’s higher earnings from same stores, partially offset by a 5.7% weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. Because we include Cash Converters’ earnings in our financial statements on a three-month lag, we first included our share of Cash Converters’ results of operations of $0.8 million in the current quarter. This represents our pro rata share of their results of operations for the 56-day period from our November 6, 2009 investment date to the December 31, 2009 end of Cash Converters’ quarter.
The current quarter income tax expense was $13.2 million (35.7% of pretax income) compared to $10.3 million (36.1% of pretax income) for the prior year quarter. The decrease in effective tax rate is primarily due to an increase in the foreign tax credit on overseas earnings less the valuation allowance established for the expected operating losses in our Canada operations during their start-up period in the current year.
Consolidated operating income for the current quarter improved $6.4 million over the prior year quarter to $34.1 million. Contributing to this were the $8.0 million, $0.1 million and $3.3 million increases in store operating income in our U.S. Pawn, Empeño Fácil and EZMONEY segments, partially offset by the $3.7 million increase in administrative expenses, the $0.9 million higher loss on disposal of assets and the $0.4 million increase in depreciation and amortization. After a $1.9 million increase in our equity in the net income of unconsolidated affiliates and a $2.9 million increase in income taxes and other smaller items, net income improved to $23.8 million from $18.3 million in the prior year quarter.

Six Months Ended March 31, 2010 vs. Six Months Ended March 31, 2009
The following discussion compares our results of operations for the six months ended March 31, 2010 to the six months ended March 31, 2009. It should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)

Sales	$190,398		$148,975
Pawn service charges	75,197		57,149
Signature loan fees	987		1,243
Auto title loan fees	902		561
Other	5,410		3,160

Total revenues	272,894		211,088

Cost of goods sold	118,271		94,010
Signature loan bad debt	287		344
Auto title loan bad debt	122		42

Net revenues	154,214		116,692

Operations expense	80,111		65,045

Store operating income	$74,103		$51,647

Other data:
Gross margin on sales	38%		37%
Annualized inventory turnover	3.9	x	3.7	x
Average pawn loan balance per pawn store at quarter end	$227		$205
Average inventory per pawn store at quarter end	$143		$144
Average yield on pawn loan portfolio (a)	162%		154%
Pawn loan redemption rate	81%		80%
Average signature loan balance per store offering signature loans at quarter end (b)	$9		$8
Average auto title loan balance per store offering auto title loans at quarter end (c)	$14		$24

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn segment total revenues increased $61.8 million, or 29% from the prior year-to-date period to $272.9 million. Same store total revenues increased $23.1 million, or 11%, and new and acquired stores net of closed stores contributed $38.7 million of the increase. The overall increase in total revenues was comprised of a $41.4 million increase in merchandise and jewelry scrapping sales, an $18.0 million increase in pawn service charges, a $2.3 million increase in other revenues and a $0.3 million increase in auto title loan revenues, offset by a $0.3 million decrease in signature loan revenues.
Our current year-to-date U.S. pawn service charge revenues increased $18.0 million, or 32% from the prior year-to-date period to $75.2 million. Same store pawn service charges increased $8.8 million, or 15%, and new and acquired stores net of closed stores contributed $9.2 million of the increase. The same store improvement was due to a 10% higher average same store pawn loan balance coupled with a higher yield.

The table below summarizes our sales volume, gross profit and gross margins in the U.S. Pawn segment:

	Six Months Ended March 31,
	2010	2009
	(Dollars in millions)

Merchandise sales	$119.2	$102.0
Jewelry scrapping sales	71.2	47.0

Total sales	$190.4	$149.0

Gross profit on merchandise sales	$45.2	$39.1
Gross profit on jewelry scrapping sales	$26.9	$15.9

Gross margin on merchandise sales	37.9%	38.3%
Gross margin on jewelry scrapping sales	37.8%	33.8%
Overall gross margin	37.9%	36.9%
The current year-to-date period’s merchandise sales gross profit increased $6.1 million, or 16% from the prior year-to-date period to $45.2 million. This was due to a $1.2 million, or 1% increase in same store sales and a $16.0 million increase in first quarter sales from the pawn stores acquired in November and December 2008, partially offset by a 0.4 percentage point decrease in gross margins to 37.9%. Same store sales of general merchandise increased approximately 10%, while same store jewelry sales decreased slightly. The current year-date sales volume benefited from an increased payout of layaway sales initiated during the “Christmas in July” preseason layaway program introduced in 2009. The decrease in gross margins was due primarily to more aggressive discounting of jewelry in a more challenging retail environment in the current year-to-date period.
The current year-to-date period’s gross profit on jewelry scrapping sales increased $11.0 million, or 69% from the prior year-to-date period to $26.9 million on greater volume and a 4.0 percentage point improvement in gross margins to 37.8%. Same store gross profit increased $5.3 million and acquired stores contributed $5.7 million of the $11.0 million increase in scrap gross profit. Including a $14.1 million increase from acquired stores during the first fiscal quarter, scrapping revenues increased $24.2 million, or 52%, on 21% more volume, while proceeds realized per gram of jewelry scrapped increased 25%. Jewelry scrapping sales include the sale of approximately $0.4 million in the current year-to-date period and $0.2 million in the prior year-to-date period of loose diamonds removed from scrapped jewelry. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased $13.2 million, or 42%.
Signature loan net revenues decreased $0.2 million to $0.7 million, with bad debt at 29.1% of fees compared to 27.7% in the prior year-to-date period.
The U.S. pawn segment began offering auto title loans with its acquisition of 11 pawn stores in the Las Vegas, Nevada area in mid-November 2008 and expanded to a total of 54 stores by March 31, 2010. The segment’s auto title loan contribution, or fees less bad debt, increased $0.3 million compared to the prior year-to-date period to $0.8 million, with bad debt at 13.5% of fees compared to 7.5% in the prior year-to-date period.
Operations expense increased to $80.1 million (52% of net revenues) in the current year-to-date period from $65.0 million (56% of net revenues) in the prior year-to-date period. The dollar increase in expense was primarily due to higher operating costs at acquired stores. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current year-to-date period, the $37.5 million greater net revenues from U.S. pawn activities and the $0.3 million increase in auto title loan contribution, partially offset by a $0.2 million decrease in signature loan contribution and the $15.1 million higher operations expense resulted in a $22.5 million overall increase in store operating income from the U.S. Pawn Operations segment. For the current-year-to-date period, the U.S. Pawn Operations segment made up 70% of consolidated store operating income compared to 68% in the prior year-to-date period.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Six months ended March 31,
	2010		2009		2010		2009
	(Dollars in thousands)				(Pesos in thousands)

Sales	$8,767		$4,618		$113,049		$63,082
Pawn service charges	3,906		2,748		50,512		37,457
Other	215		1		2,778		8

Total revenues	12,888		7,367		166,339		100,547
Cost of goods sold	6,430		2,841		82,854		38,773

Net revenues	6,458		4,526		83,485		61,774
Operations expense	4,737		2,583		61,177		35,283

Store operating income	$1,721		$1,943		$22,308		$26,491

Other data:
Gross margin on sales	27%		38%		27%		38%
Annualized inventory turnover	4.5	x	2.1	x	4.5	x	2.1	x
Average pawn loan balance per pawn store at quarter end	$62		$73		$777		$1,041
Average inventory per pawn store at quarter end	$41		$61		$515		$877
Average yield on pawn loan portfolio (a)	179%		157%		179%		157%
Pawn loan redemption rate	77%		83%		77%		83%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current year-to-date results from Mexican pesos to U.S. dollars was 5.4% higher than in the prior year-to-date period. Store operating income was 16% lower in the current year-to-date period in peso terms and 11% lower in dollar terms. The 43% increase in net revenues was more than offset by higher costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 41% of the stores open at March 31, 2010 had been open less than nine months. We opened 17 new stores in the current year-to-date period, 15 of which are Empeñe su Oro jewelry-only pawn stores.
Empeño Fácil’s total revenues increased $5.5 million, or 75% in the current year-to-date period to $12.9 million. Same store total revenues increased $2.5 million or 34%, and new stores contributed $3.0 million. The overall increase in total revenues was comprised of a $4.1 million increase in merchandise and jewelry scrapping sales, a $1.2 million increase in pawn service charges and a $0.2 million increase in other revenues.
Empeño Fácil’s pawn service charge revenues increased $1.2 million, or 42% in the current year-to-date period to $3.9 million. Same store pawn service charges increased approximately $0.6 million, or 20% and new stores contributed $0.6 million. The same store increase was due to an improvement in the average pawn loan yield coupled with a 7% increase in average loan balance during the period. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.

The table below presents our sales volume, gross profit and gross margins in the Empeño Fácil segment:

	Six months ended March 31,
	2010	2009	2010	2009
	(Dollars in millions)		(Pesos in millions)
Merchandise sales	$6.4	$3.9	$82.6	$53.1
Jewelry scrapping sales	2.4	0.7	30.4	10.0

Total sales	8.8	4.6	113.0	63.1

Gross profit on merchandise sales	$2.0	$1.5	$26.1	$20.5
Gross profit on jewelry scrapping sales	0.3	0.3	4.1	3.8

Gross margin on merchandise sales	31.5%	38.5%	31.5%	38.5%
Gross margin on jewelry scrapping sales	13.5%	38.3%	13.5%	38.3%
Overall gross margin	26.7%	38.5%	26.7%	38.5%
The current year-to-date period’s merchandise gross profit increased $0.5 million from the prior year-to-date period to $2.0 million. This was due to a $1.4 million, or 37% same store sales increase and $1.1 million in sales from new stores, partially offset by a 7.0 percentage point decrease in gross margins to 31.5%. The margin decrease was primarily a result of promotions to liquidate aged and damaged inventory during the period. We expect improved margins in future periods.
The gross profit on jewelry scrapping sales remained at $0.3 million. The $1.7 million increase in proceeds was mostly offset by a decrease in jewelry scrapping margins to 13.5%, compared to 38.3% in the prior year-to-date period. The significant volume increase and the margin decrease are due primarily to the introduction of our new Empeñe su Oro jewelry-only pawn stores. As these new gold-only stores open, the gold values employed are aggressive in the marketplace in order to establish both the new store and the brand. We expect jewelry scrapping margins at individual Empeñe su Oro stores to improve as they mature.
Operations expense increased to $4.7 million (73% of net revenues) in the current year-to-date period from $2.6 million (57% of net revenues) in the prior year-to-date period. The increase was due primarily to new stores, which typically produce a loss in their first several quarters of operation.
In the current year-to-date period, the $1.9 million greater net revenues were more than offset by the $2.1 million higher operations expense, resulting in a $0.2 million decrease in store operating income from the Empeño Fácil segment. Empeño Fácil made up 2% and 3% of consolidated store operating income in the current and prior year-to-date periods.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Six Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Signature loan fees	$69,333	$66,351
Auto title loan fees	6,156	75
Jewelry scrapping sales	64	—

Total revenues	75,553	66,426

Signature loan bad debt	12,900	14,212
Auto title loan bad debt	658	7
Jewelry scrapping cost of goods sold	31	—

Net revenues	61,964	52,207

Operations expense	31,538	30,494

Store operating income	$30,426	$21,713

Other data:
Signature loan bad debt as a percent of signature loan fees	18.6%	21.4%
Auto title loan bad debt as a percent of auto title loan fees	10.7%	9.3%
Average signature loan balance per store offering signature loans at quarter end (a)	$51	$50
Average auto title loan balance per store offering title loans at quarter end (b)	$13	$1

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $9.1 million, or 14% to $75.6 million, compared to the prior year-to-date period. This was due to an $8.6 million, or 13% increase in same store total revenues and $0.5 million of total revenues at new stores net of closed or consolidated stores. Auto title loans and installment loans, each recently introduced, represented 98% of the growth in the segment’s total revenues.
The segment’s signature loan net revenues increased $4.3 million, or 8% to $56.4 million, compared to the prior year-to-date period. The increase resulted from the rapid growth in recently introduced installment loans, a 2.8 percentage point improvement in bad debt to 18.6% of fees and new stores’ contribution net of closed or consolidated stores. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
The segment’s net revenues from auto title loans increased to $5.5 million in the current year-to-date period, with bad debt at 10.7% of related fees. These loans were first introduced and had very little volume in the prior year-to-date period. We expect continued growth in the contribution from auto title loans as the product matures in the 391 EZMONEY stores now offering the product.
Operations expense increased to $31.5 million (51% of net revenues) from $30.5 million (58% of net revenues) in the prior year-to-date-period. The improvement as a percent of net revenues was due to the growth in contribution from new products and bad debt improvements, with minimal increases in semi-fixed costs at existing stores.
In the current year-to-date period, the $4.3 million increase in net revenues from signature loans and the $5.4 million increase in net revenues from auto title loans were partially offset by $1.0 million greater operations expense, resulting in an $8.7 million, or 40% increase in store operating income from the EZMONEY Operations segment. In the current year-to-date periods, EZMONEY Operations made up 28% of consolidated store operating income compared to 29% in the prior year-to-date period.

Other Items
The items discussed below affect our consolidated financial results but are not allocated among segments.
Administrative expenses in the current year-to-date period were $25.8 million (12% of net revenues) compared to $20.2 million (12% of net revenues) in the prior year-to-date period. This increase was primarily due to a $4.0 million increase in administrative labor and benefits, a $0.9 million increase in professional fees and a $0.6 million increase in stock compensation expense. Included in the increased labor and benefits is a higher accrual for incentive compensation reflective of the period’s strong earnings performance and additional investments made in infrastructure to support our growth. In the first fiscal quarter of the prior year, administrative expense includes a $1.1 million bonus to two executives upon their exercise of employee stock options granted in 1998. This is included in the prior year-to-date period but not in the prior year quarter ended March 31, 2009. Terms of the grants required us to pay a cash bonus to the two executives equal to the related tax savings realized by the company. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $6.9 million in the current year-to-date period, compared to $6.2 million in the prior year-to-date period. Depreciation on assets placed in service, primarily related to acquired pawn stores and new stores, was largely offset by assets that were retired or became fully depreciated in the period.
In the current year-to-date period, we recognized a $0.6 million loss on the closure of 15 EZMONEY stores, compared to a $0.8 million gain on disposal of assets in the prior year-to-date period. In the prior year-to-date period, insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $10.0 million by March 31, 2010 through quarterly installments of $2.5 million each. Interest expense represents the interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit, along with the reduction of earnings from funds invested in the prior year-to-date period. Borrowings were outstanding only since the middle of the prior year-to-date period but were outstanding for the entire current year-to-date period, leading to the $0.3 million increase in net interest expense.
Our equity in the net income of Albemarle & Bond increased $1.5 million, or 64% in the current year-to-date period to $3.8 million primarily as a result of Albemarle & Bond’s higher earnings from same stores, partially offset by a 5.7% weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. Because we include Cash Converters’ earnings in our financial statements on a three-month lag, we first included our share of Cash Converters’ results of operations of $0.8 million in the current quarter. This represents our pro rata share of their results of operations for the 56-day period from our November 6, 2009 investment date to the December 31, 2009 end of Cash Converters’ period.
The current year-to-date income tax expense was $27.3 million (35.6% of pretax income) compared to $18.4 million (35.7% of pretax income) for the prior year-to-date period. The decrease in effective tax rate is primarily due to an increase in the foreign tax credit on overseas earnings less the valuation allowance established for the expected operating losses in our Canada operations during their start-up period in the current year.
Consolidated operating income for the current year-to-date period improved $23.3 million over the prior year-to-date period to $73.0 million. Contributing to this were the $22.5 million and $8.7 million increases in store operating income in our U.S. Pawn and EZMONEY segments, partially offset by the $0.2 million lower store operating income in the Empeño Fácil segment, the $5.6 million increase in administrative expenses, the $1.4 million higher loss on disposal of assets and the $0.7 million increase in depreciation and amortization. After a $2.3 million increase in our equity in the net income of our unconsolidated affiliates, a $0.3 million increase in net interest expense and an $8.9 million increase in income taxes, net income improved to $49.5 million from $33.1 million in the prior year-to-date period.

Liquidity and Capital Resources
In the current year-to-date period, our $51.1 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $60.3 million, net of (b) $9.2 million of normal, recurring changes in operating assets and liabilities. In the prior year—to-date period, our $40.1 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $43.0 million, net of (b) $2.9 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two periods were the full-period contribution from acquisitions completed in November and December 2008 and organic growth throughout our other operations and revenue streams, net of higher taxes paid.
The $42.6 million of net cash used in investing activities during the current year-to-date period was funded by cash flow from operations. In the current year-to-date period, we invested $49.6 million to acquire 30% of the capital stock of Cash Converters and $1.3 million to acquire additional shares of Albemarle & Bond. We also received $1.7 million in dividends from Albemarle & Bond in the current period. In the period, we invested $9.6 million in additions to property and equipment. Partially offsetting these investments was $15.0 million of customer loan repayments in excess of loans made and the recovery of principal through the sale of forfeited pawn loan collateral. We repaid $5.0 million of our term loan in the current year-to-date period.
The net effect of these and other smaller cash flows was a $6.4 million increase in cash on hand, providing a $51.2 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt obligations	$30.0	$10.0	$20.0	$—	$—
Interest on long-term debt obligations	1.5	0.8	0.7	—	—
Operating lease obligations	134.8	34.3	54.7	27.2	18.6

Total	$166.3	$45.1	$75.4	$27.2	$18.6

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At March 31, 2010, our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $18.9 million. At that date, our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $4.1 million. Auto title loans are secured by customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the most recent fiscal year ended September 30, 2009, these collectively amounted to $13.6 million.
The operating lease obligations in the table above include expected rent for all our store locations for the full expected lease terms. Of the 462 U.S. EZMONEY short-term consumer loan stores, 157 adjoin an EZPAWN store. The lease agreements at approximately 90% of the remaining 305 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were enacted, the space currently utilized by stores adjoining EZPAWN stores could be re-incorporated into the EZPAWN operations.
In the fiscal year ending September 30, 2010, we plan to open 40 to 50 Empeño Fácil pawn stores in Mexico, 35 to 45 CASHMAX payday loan locations in Canada and six pawn stores in the United States. This includes the 17 Empeño Fácil pawn stores, 18 CASHMAX payday loan stores and two U.S. pawn stores opened in the current year—to-date period. In the remaining six months of fiscal 2010, we expect an additional $5.2 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new short-term consumer loan stores will create a drag on earnings and liquidity in their first six to nine months of operations before turning profitable and new pawn stores will create a drag on earnings until their second year of operations.

Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility expiring December 31, 2011 that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At March 31, 2010, $30.0 million was outstanding under the term loan and a $3.0 million bank letter of credit was outstanding, leaving $77.0 million available under the revolving credit facility. The outstanding bank letter of credit secures our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2010 and expect to remain in compliance based on our expected future performance. The payment of dividends and additional debt are restricted under our credit agreement.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
Off-Balance Sheet Arrangements
We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking signature loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to them by the borrowers plus any insufficient funds fee or late fee. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 (formerly Financial Interpretation No. 46) regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At March 31, 2010, the allowance for Expected LOC Losses was $0.9 million. At that date, our maximum exposure for losses on letters of credit, if all brokered signature and auto title loans defaulted and none was collected, was $23.0 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining six months of the fiscal year ending September 30, 2010, our interest expense during those six months would increase by approximately $67,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate term debt at March 31, 2010, including mandatory quarterly principal repayments of $2.5 million.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters, our Empeño Fácil pawn operations in Mexico, and our Canadian CASHMAX stores. Albemarle & Bond’s functional currency is the British pound, Cash Converter’s functional currency is the Australian dollar, Empeño Fácil’s functional currency is the Mexican peso, and CASHMAX’s functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. Separate discussion regarding the Canadian dollar is not presented as our Canadian operations are not yet material.

The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended December 31, 2009 (included in our March 31, 2010 results on a three-month lag) was a $0.1 million decrease to stockholders’ equity. On March 31, 2010, the British pound weakened to £1.00 to $1.5072 U.S. from $1.5928 at December 31, 2009.
The translation adjustment from Cash Converters representing the weakening in the Australian dollar during the period from our November 6, 2009 investment date to the December 31, 2009 quarter-end (included in our March 31, 2010 results on a three-month lag) was a $1.2 million decrease to stockholders’ equity. On March 31, 2010, the Australian dollar strengthened to $1.00 Australian dollar to $0.9195 U.S. from $0.8931 at December 31, 2009.
The translation adjustment from Empeño Fácil representing the strengthening of the Mexican peso during the quarter ended March 31, 2010 was a $1.1 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On March 31, 2010, the peso strengthened to $1.00 Mexican peso to $0.0802 U.S. from $0.0766 at December 31, 2009.
We cannot predict the future valuation of the British pound, Australian dollar, Mexican peso or Canadian dollar or how further movements in them could affect our future earnings or financial position.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See Note F, “Contingencies,” in the Notes to Interim Condensed Consolidated Financial Statements (unaudited) included in this filing and incorporated herein by reference.

Item 1A.	Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2009, as well as by the following discussion:
A number of recent and ongoing legislative efforts could have an adverse effect on certain of our financial products, particularly payday loans — It appears increasingly likely that the U.S. Congress will pass some type of financial regulatory reform legislation. The legislation currently being considered by the Senate would create a Consumer Financial Protection Bureau, which would be given broad authority to promulgate consumer protection regulations, including regulations applicable to our pawn business and our short-term consumer lending business. Further, several efforts are being made to amend the legislation to specifically provide for restrictions on payday loans. The provisions being considered include prohibitive rate caps, limitations on the number of loans that a customer could obtain, and nationwide databases. Enactment of any of these provisions could have an adverse effect on our business.
Legislation adversely affecting payday lending was recently passed by the legislatures in Colorado and Wisconsin, and is awaiting signature by the respective governors. The Colorado legislation limits the amount of payday loans a customer can have outstanding at any one time, establishes a minimum term of 6 months, mandates a 30-day waiting period between loans, and significantly restricts the rates lenders can charge. The Wisconsin legislation does not contain rate caps, but does limit the amount of payday loans a customer can have outstanding at any one time, limits the number of rollovers, and establishes statewide database reporting requirements. We are currently evaluating the impact of these potential legislative changes on our business in those states.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1
EZCORP, Inc. 2010 Long-Term Incentive Plan, effective March 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 10, 2010 and filed February 11, 2010, Commission File No. 0-19424)

10.2
Employment and Post-Employment Agreement, dated February 11, 2010, between EZCORP, Inc. and Robert A. Kasenter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 11, 2010 and filed February 16, 2010, Commission File No. 0-19424)

31.1	Certification of Joseph L. Rotunda, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Brad Wolfe, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications of Joseph L. Rotunda, Chief Executive Officer, and Brad Wolfe, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.
Date: May 7, 2010	/s/ Daniel M. Chism
Daniel M. Chism
Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
EZCORP, Inc. 2010 Long-Term Incentive Plan, effective March 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 10, 2010 and filed February 11, 2010, Commission File No. 0-19424)

10.2
Employment and Post-Employment Agreement, dated February 11, 2010, between EZCORP, Inc. and Robert A. Kasenter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 11, 2010 and filed February 16, 2010, Commission File No. 0-19424)

31.1	Certification of Joseph L. Rotunda, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Brad Wolfe, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications of Joseph L. Rotunda, Chief Executive Officer, and Brad Wolfe, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002