Form 10-Q
period 2010-06-30
EZCORP INC
filed 2010-08-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of June 30, 2010, 46,247,951 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	June 30,	September 30,
	2010	2009	2009
	(Unaudited)	(Unaudited)
		(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$14,912	$46,546	$44,764
Pawn loans	112,807	94,648	101,684
Signature loans, net	8,915	7,649	8,357
Auto title loans, net	2,802	1,126	1,663
Pawn service charges receivable, net	19,899	16,693	18,187
Signature loan fees receivable, net	5,493	5,105	5,599
Auto title loan fees receivable, net	1,314	352	529
Inventory, net	61,027	57,141	64,001
Deferred tax asset	15,857	15,809	15,670
Federal income tax receivable	10,655	—	—
Prepaid expenses and other assets	15,179	14,866	16,927

Total current assets	268,860	259,935	277,381

Investments in unconsolidated affiliates	99,773	34,784	38,851
Property and equipment, net	59,045	49,752	51,154
Deferred tax asset, non-current	5,472	9,090	6,311
Goodwill	115,570	100,742	100,719
Other assets, net	22,663	17,892	18,101

Total assets	$571,383	$472,195	$492,517

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000	$10,000
Accounts payable and other accrued expenses	44,194	33,958	33,838
Customer layaway deposits	5,404	3,603	4,175
Federal income taxes payable	—	1,988	572

Total current liabilities	59,598	49,549	48,585

Long-term debt, less current maturities	17,500	27,500	25,000
Deferred gains and other long-term liabilities	2,630	3,352	3,247

Total liabilities	79,728	80,401	76,832

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; 46,247,951 issued and outstanding at June 30, 2010; 45,692,294 issued and 45,682,294 outstanding at June 30, 2009; 45,732,998 issued and outstanding at September 30, 2009	462	457	457
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30	30
Additional paid-in capital	224,243	215,961	217,176
Retained earnings	272,084	181,703	202,642
Treasury stock, at cost; 10,000 shares at June 30, 2009	—	(12)	—
Accumulated other comprehensive loss	(5,164)	(6,345)	(4,620)

Total stockholders’ equity	491,655	391,794	415,685

Total liabilities and stockholders’ equity	$571,383	$472,195	$492,517

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Sales	$93,664	$81,309	$292,893	$234,902
Pawn service charges	39,424	32,880	118,527	92,777
Signature loan fees	32,296	30,815	102,616	98,409
Auto title loan fees	4,658	1,030	11,716	1,666
Other	3,500	1,740	9,125	4,901

Total revenues	173,542	147,774	534,877	432,655

Cost of goods sold	58,985	50,965	183,717	147,816
Signature loan bad debt	8,917	8,618	22,104	23,174
Auto title loan bad debt	836	104	1,616	153

Net revenues	104,804	88,087	327,440	261,512

Operating expenses:
Operations	57,952	53,833	174,338	151,955
Administrative	13,576	9,687	39,356	29,892
Depreciation and amortization	3,759	3,254	10,688	9,471
(Gain) loss on sale / disposal of assets	734	(146)	1,301	(967)

Total operating expenses	76,021	66,628	225,683	190,351

Operating income	28,783	21,459	101,757	71,161

Interest income	(135)	(59)	(151)	(257)
Interest expense	311	428	1,071	1,064
Equity in net income of unconsolidated affiliates	(2,930)	(851)	(7,519)	(3,163)
Other	(100)	11	(103)	38

Income before income taxes	31,637	21,930	108,459	73,479
Income tax expense	11,675	7,545	39,017	25,946

Net income	$19,962	$14,385	$69,442	$47,533

Net income per common share:
Basic	$0.41	$0.30	$1.42	$1.01

Diluted	$0.40	$0.29	$1.40	$1.00

Weighted average shares outstanding:
Basic	49,201	48,628	48,969	46,932
Diluted	49,640	49,279	49,541	47,724
See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
	(In thousands)
Operating Activities:
Net income	$69,442	$47,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,688	9,471
Signature loan and auto title loan loss provisions	7,785	6,295
Deferred taxes	653	626
Net (gain) loss on sale or disposal of assets	1,301	(967)
Share-based compensation	3,457	2,753
Income from investments in unconsolidated affiliates	(7,519)	(3,163)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,019)	768
Inventory, net	1,194	905
Prepaid expenses, other current assets, and other assets, net	(4,043)	(2,571)
Accounts payable and accrued expenses	10,232	(4,663)
Customer layaway deposits	1,120	286
Deferred gains and other long-term liabilities	(630)	(265)
Excess tax benefit from share-based compensation	(1,850)	(1,724)
Federal income taxes	(9,287)	3,566

Net cash provided by operating activities	80,524	58,850

Investing Activities:
Loans made	(389,548)	(317,064)
Loans repaid	247,724	204,806
Recovery of pawn loan principal through sale of forfeited collateral	127,180	113,040
Additions to property and equipment	(18,719)	(14,350)
Proceeds on disposal of assets	1,347	1,062
Acquisitions, net of cash acquired	(19,008)	(41,002)
(Investments in)/dividends from unconsolidated affiliates	(55,241)	1,634

Net cash used in investing activities	(106,265)	(51,874)

Financing Activities:
Proceeds from exercise of stock options and warrants	1,536	4,907
Stock issuance costs related to acquisitions	—	(442)
Excess tax benefit from share-based compensation	1,850	1,724
Debt issuance costs	3	(1,178)
Proceeds from bank borrowings	—	40,000
Payments on bank borrowings	(7,500)	(32,885)

Net cash provided by (used in) financing activities	(4,111)	12,126

Change in cash and cash equivalents	(29,852)	19,102
Cash and cash equivalents at beginning of period	44,764	27,444

Cash and cash equivalents at end of period	$14,912	$46,546

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$123,896	$109,258
Foreign currency translation adjustment	$544	$8,926
Acquisition-related stock issuance	$(31)	$71,197
Issuance of common stock to 401(k) plan	$260	$—
See accompanying notes to interim condensed consolidated financial statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
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
Our business is subject to seasonal variations, and operating results for the three and nine-month periods ended June 30, 2010 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
Note B: Significant Accounting Policies
CONSOLIDATION: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our interests in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
PAWN LOAN AND SALES REVENUE RECOGNITION: We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two to three months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market (net realizable value) of the property. We record sales revenue and the related cost when this inventory is sold. Sales tax collected upon the sale of inventory is excluded from the amount recognized as sales and instead is recorded as a liability in “Accounts payable and other accrued expenses” on our balance sheets until remitted to the appropriate governmental authorities.
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
SIGNATURE LOAN CREDIT SERVICE BAD DEBT: We issue letters of credit to enhance the creditworthiness of our customers seeking signature loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery, and record the proceeds from such sales as a reduction of bad debt at the time of the sale.
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
ALLOWANCE FOR LOSSES ON SIGNATURE LOAN CREDIT SERVICES: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest, and insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At June 30, 2010, the allowance for Expected LOC Losses on signature loans was $1.4 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $23.0 million. This amount includes principal, interest, and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
BAD DEBT AND ALLOWANCE FOR LOSSES ON AUTO TITLE LOAN CREDIT SERVICES: We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets. At June 30, 2010, the allowance was $0.4 million and our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $6.1 million.
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
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market (net realizable value), we record an allowance for excess, obsolete or slow-moving inventory based on the type and age of merchandise. At June 30, 2010, the inventory valuation allowance was $5.5 million or 8.3% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
PROPERTY AND EQUIPMENT: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 2 to 7 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $110.9 million at June 30, 2010.
VALUATION OF TANGIBLE LONG-LIVED ASSETS: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, or significant negative industry trends. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. In the period ended June 30, 2010 we recorded a loss on disposal of assets of $0.5 million related to eleven stores we had decided to close or consolidate in Colorado and Wisconsin in the fourth quarter.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: We adopted FASB ASC 805-10-65 (formerly SFAS No. 141(R), “Business Combinations — Revised”) on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. FASB ASC 805-10-65 established principles and requirements for how an acquirer in a business combination: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price, and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. Among other changes, FASB ASC 805-10-65 requires us to immediately expense transaction costs that have historically been included in the purchase price allocation under previous accounting standards.
We adopted FASB ASC 350-30-65 (formerly FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”) on October 1, 2009, resulting in no effect on our financial position, results of operations, or cash flows. FASB ASC 350-30-65 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-10-05 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FASB ASC 350-30-65, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.
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
The results of the acquired stores have been consolidated with our results since their acquisition. The following table summarizes unaudited pro forma condensed combined statements of operations assuming the acquisition had occurred on the first day of fiscal 2009. The pro forma results equal our actual results for the three month periods ended June 30, 2010 and 2009 and for the nine month period ended June 30, 2010 as we owned and consolidated the VFS stores for those periods. Although VFS’s historical fiscal year ended on a different date than that of EZCORP, all VFS data included in the pro forma information are actual amounts for the periods indicated.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Unaudited and Pro Forma)
		(In thousands, except per share amounts)
Revenues:
Sales	$93,664	$81,309	$292,893	$262,817
Pawn service charges	39,424	32,880	118,527	101,627
Signature loan fees	32,296	30,815	102,616	98,409
Auto title loan fees	4,658	1,030	11,716	1,666
Other	3,500	1,740	9,125	5,373

Total revenues	173,542	147,774	534,877	469,892

Cost of goods sold	58,985	50,965	183,717	164,967
Signature loan bad debt	8,917	8,618	22,104	23,174
Auto title loan bad debt	836	104	1,616	153

Net revenues	104,804	88,087	327,440	281,598

Operating expenses:
Operations	57,952	53,833	174,338	162,824
Administrative	13,576	9,687	39,356	35,249
Depreciation and amortization	3,759	3,254	10,688	9,744
(Gain) loss on sale/disposal of assets	734	(146)	1,301	(938)

Total operating expenses	76,021	66,628	225,683	206,879

Operating income	28,783	21,459	101,757	74,719

Interest expense, net	176	369	920	1,296
Equity in net income of unconsolidated affiliates	(2,930)	(851)	(7,519)	(3,163)
Other	(100)	11	(103)	38

Income before income taxes	31,637	21,930	108,459	76,548
Income tax expense	11,675	7,545	39,017	27,129

Net income	$19,962	$14,385	$69,442	$49,419

Net income per common share:
Basic	$0.41	$0.30	$1.42	$1.02

Diluted	$0.40	$0.29	$1.40	$1.01

Weighted average shares outstanding:
Basic	49,201	48,628	48,969	48,285
Diluted	49,640	49,279	49,541	49,077
In the quarter ended June 30, 2010 we acquired five pawn stores located in the Chicago metropolitan area and eight pawn stores located in Central and South Florida for approximately $19.0 million in cash. The stores were acquired from three separate sellers. We recorded approximately $4.4 million of net tangible assets and $0.4 million of intangible assets attributable to non-compete agreements. Goodwill of $14.2 million, which is expected to be fully tax deductible, was recorded in the U.S. Pawn Operations segment as part of these acquisitions. The results of all acquired stores have been consolidated with our results since their acquisition. The purchase price allocation is preliminary as we continue to receive information regarding the acquired assets. Pro forma results of operations have not been presented because the acquisitions were not material on either an individual or an aggregate basis.

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
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (A)	$19,962	$14,385	$69,442	$47,533

Weighted average outstanding shares of common stock (B)	49,201	48,628	48,969	46,932
Dilutive effect of stock options, warrants, and restricted stock	439	651	572	792

Weighted average common stock and common stock equivalents (C)	49,640	49,279	49,541	47,724

Basic earnings per share (A/B)	$0.41	$0.30	$1.42	$1.01

Diluted earnings per share (A/C)	$0.40	$0.29	$1.40	$1.00

Potential common shares excluded from the calculation of diluted earnings per share	5	178	6	125
Note E: Strategic Investments
At June 30, 2010, we owned 16,619,640 common shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.5 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended June 30, 2010 represents our percentage interest in the estimated results of Albemarle & Bond’s operations from January 1, 2010 to March 31, 2010.

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
On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We paid AUS $0.50 per share, for a total cash investment of AUS $54.1 million (approximately $49.6 million U.S. including direct transaction costs). We acquired 16,200,000 additional shares on May 20, 2010 at a cost of AUS $9.7 million (approximately $8.2 million U.S.), which increased our ownership level to 32.8%. Cash Converters franchises and operates a worldwide network of over 500 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell used merchandise. Cash Converters has significant store concentrations in Australia and the United Kingdom.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, our results for the nine-month period ended June 30, 2010 include our share of Cash Converters’ 146 days of earnings from November 6, 2009 to March 31, 2010. This amount was estimated through daily proration of Cash Converters’ reported results for the six months ended December 31, 2009 and our estimate of Cash Converters’ results from January 1, 2010 to March 31, 2010.

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

	June 30, 2010	June 30, 2009	September 30, 2009
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$41,613	$34,784	$38,851
Fair value	57,108	60,179	61,504

Cash Converters:
Recorded value	58,160	—	—
Fair value	58,624	—	—
Note F: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note G: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the fiscal quarter and year-to-date period ended June 30, 2010 was $19.4 million and $68.9 million. For the comparable 2009 periods, comprehensive income was $15.7 million and $38.6 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments. At June 30, 2010, the accumulated balance of foreign currency activity excluded from net income was $(5.2) million, net of applicable tax of $1.1 million. The net $(5.2) million is presented as “Accumulated other comprehensive loss” in the balance sheet at June 30, 2010.

Note H: Long-term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, maturing December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At June 30, 2010, $27.5 million was outstanding under the term loan and a $3.0 million bank letter of credit was outstanding, leaving $77 million available on our revolving credit facility. The outstanding bank letter of credit secures our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. We may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 175 to 250 basis points or the bank’s base rate plus 0 to 50 basis points, depending on our leverage ratio computed at the end of each calendar quarter. Our rates are currently at the minimum of the range. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2010 and expect to remain in compliance based on our current and anticipated performance. The payment of dividends and additional debt are restricted. The recorded value of our debt approximates its fair value as it is all variable rate debt and carries no pre-payment penalty.
Note I: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	June 30, 2010	June 30, 2009	September 30, 2009
	(In thousands)
Pawn licenses	$8,229	$8,229	$8,229
Trade Name	4,870	4,870	4,870
Goodwill	115,570	100,742	100,719

Total	$128,669	$113,841	$113,818

The following table presents the changes in goodwill over the periods presented and the amount of goodwill allocated to each segment:

	U.S. Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2009	$94,192	$6,527	$—	$100,719
Acquisitions	14,414	—	—	14,414
Effect of foreign currency translation changes	—	437	—	437

Balance at June 30, 2010	$108,606	$6,964	$—	$115,570

	U.S. Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2008	$16,211	$8,165	$—	$24,376
Acquisitions	77,857	—	—	77,857
Effect of foreign currency translation changes	—	(1,491)	—	(1,491)

Balance at June 30, 2009	$94,068	$6,674	$—	$100,742

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	June 30, 2010		June 30, 2009		September 30, 2009
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(345)	$345	$(334)	$345	$(339)
Real estate finders’ fees	824	(392)	556	(357)	609	(367)
Non-compete agreements	3,019	(1,639)	2,534	(1,095)	2,497	(1,192)
Favorable lease	644	(189)	644	(63)	644	(95)
Other	53	(4)	—	—	11	—

Total	$4,885	$(2,569)	$4,079	$(1,849)	$4,106	$(1,993)

Total amortization expense from definite-lived intangible assets for the quarter and year-to-date period ended June 30, 2010 was $151,000 and $433,000. For the comparable 2009 periods, amortization expense was approximately $121,000 and $359,000. The favorable lease asset and other intangibles are amortized to rent expense and are included in Operations expense on our statements of operations. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of October 1, 2009 (in thousands):

Fiscal Year	Amortization Expense
2010	$637
2011	$710
2012	$535
2013	$99
2014	$46
These amounts exclude amortization of other intangible assets and the favorable lease asset, which are amortized to rent expense over the related lease terms. As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note J: Share-based Compensation
Our income includes the following compensation costs related to our share-based compensation arrangements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Gross compensation cost	$1,113	$971	$3,457	$2,753
Income tax benefits	(385)	(320)	(1,216)	(946)

Share-based compensation cost, net of tax benefit	$728	$651	$2,241	$1,807

Stock option exercises resulted in the issuance of 42,402 shares of our Class A Non-voting Common Stock in the current quarter for total proceeds of $0.2 million. For the current year-to-date period, 488,602 shares of Class A Non-voting Common Stock were issued for total proceeds of $1.5 million. All options and restricted stock relate to our Class A Non-voting Common Stock.
Note K: Income Taxes
The current quarter’s effective tax rate is 36.9% of pretax income compared to 34.4% for the prior year quarter. For the current year-to-date period, the effective tax rate is 36.0% compared to 35.3% in the prior year-to-date period. The increase in the effective tax rate is due to an increase in the valuation allowance established for the expected operating losses in our Canada operations during their start-up period in the current year, the impact of a claim in the prior year period for tax credits relating to earlier years, and various other items.

Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 383 U.S. pawn stores, offers signature loans in 53 pawn stores and six EZMONEY stores and offers auto title loans in 58 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 99 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 456 U.S. EZMONEY stores and 35 Canadian CASHMAX stores. The segment offers auto title loans in 398 of its U.S. EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Three Months Ended June 30, 2010:
Revenues:
Sales	$87,916	$5,579	$169	$93,664
Pawn service charges	37,014	2,410	—	39,424
Signature loan fees	455	—	31,841	32,296
Auto title loan fees	359	—	4,299	4,658
Other	3,361	131	8	3,500

Total revenues	129,105	8,120	36,317	173,542

Cost of goods sold	55,077	3,823	85	58,985
Signature loan bad debt	159	—	8,758	8,917
Auto title loan bad debt	44	—	792	836

Net revenues	73,825	4,297	26,682	104,804

Operations expense	39,148	2,999	15,805	57,952

Store operating income	$34,677	$1,298	$10,877	$46,852

Three Months Ended June 30, 2009:
Revenues:
Sales	$78,519	$2,790	$—	$81,309
Pawn service charges	31,409	1,471	—	32,880
Signature loan fees	523	—	30,292	30,815
Auto title loan fees	430	—	600	1,030
Other	1,706	34	—	1,740

Total revenues	112,587	4,295	30,892	147,774

Cost of goods sold	49,157	1,808	—	50,965
Signature loan bad debt	237	—	8,381	8,618
Auto title loan bad debt	30	—	74	104

Net revenues	63,163	2,487	22,437	88,087

Operations expense	37,719	1,441	14,673	53,833

Store operating income	$25,444	$1,046	$7,764	$34,254

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Nine Months Ended June 30, 2010:
Revenues:
Sales	$278,314	$14,346	$233	$292,893
Pawn service charges	112,211	6,316	—	118,527
Signature loan fees	1,442	—	101,174	102,616
Auto title loan fees	1,261	—	10,455	11,716
Other	8,771	346	8	9,125

Total revenues	401,999	21,008	111,870	534,877

Cost of goods sold	173,348	10,253	116	183,717
Signature loan bad debt	446	—	21,658	22,104
Auto title loan bad debt	166	—	1,450	1,616

Net revenues	228,039	10,755	88,646	327,440

Operations expense	119,259	7,736	47,343	174,338

Store operating income	$108,780	$3,019	$41,303	$153,102

Nine Months Ended June 30, 2009:
Revenues:
Sales	$227,494	$7,408	$—	$234,902
Pawn service charges	88,558	4,219	—	92,777
Signature loan fees	1,766	—	96,643	98,409
Auto title loan fees	991	—	675	1,666
Other	4,866	35	—	4,901

Total revenues	323,675	11,662	97,318	432,655

Cost of goods sold	143,167	4,649	—	147,816
Signature loan bad debt	581	—	22,593	23,174
Auto title loan bad debt	72	—	81	153

Net revenues	179,855	7,013	74,644	261,512

Operations expense	102,764	4,024	45,167	151,955

Store operating income	$77,091	$2,989	$29,477	$109,557

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Consolidated store operating income	$46,852	$34,254	$153,102	$109,557
Administrative expenses	13,576	9,687	39,356	29,892
Depreciation and amortization	3,759	3,254	10,688	9,471
(Gain) loss on sale / disposal of assets	734	(146)	1,301	(967)
Interest income	(135)	(59)	(151)	(257)
Interest expense	311	428	1,071	1,064
Equity in net income of unconsolidated affiliates	(2,930)	(851)	(7,519)	(3,163)
Other	(100)	11	(103)	38

Consolidated income before income taxes	$31,637	$21,930	$108,459	$73,479

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at June 30, 2010:
Pawn loans	$107,419	$5,388	$—	$112,807
Signature loans, net	425	—	8,490	8,915
Auto title loans, net	638	—	2,164	2,802
Service charges and fees receivable, net	19,322	813	6,571	26,706
Inventory, net	57,176	3,819	32	61,027
Goodwill	108,606	6,964	—	115,570

Total separately identified recorded segment assets	$293,586	$16,984	$17,257	$327,827

Brokered signature loans outstanding from unaffiliated lenders	$228	$—	$21,442	$21,670
Brokered auto title loans outstanding from unaffiliated lenders	$210	$—	$5,557	$5,767

Assets at June 30, 2009:
Pawn loans	$91,451	$3,197	$—	$94,648
Signature loans, net	463	—	7,186	7,649
Auto title loans, net	695	—	431	1,126
Service charges and fees receivable, net	16,499	465	5,186	22,150
Inventory, net	54,115	3,026	—	57,141
Goodwill	94,068	6,674	—	100,742

Total separately identified recorded segment assets	$257,291	$13,362	$12,803	$283,456

Brokered signature loans outstanding from unaffiliated lenders	$260	$—	$20,673	$20,933
Brokered auto title loans outstanding from unaffiliated lenders	$133	$—	$1,040	$1,173

Assets at September 30, 2009:
Pawn loans	$98,099	$3,585	$—	$101,684
Signature loans, net	453	—	7,904	8,357
Auto title loans, net	685	—	978	1,663
Service charges and fees receivable, net	17,910	513	5,892	24,315
Inventory, net	61,196	2,804	1	64,001
Goodwill	94,192	6,527	—	100,719

Total separately identified recorded segment assets	$272,535	$13,429	$14,775	$300,739

Brokered signature loans outstanding from unaffiliated lenders	$278	$—	$22,706	$22,984
Brokered auto title loans outstanding from unaffiliated lenders	$276	$—	$1,910	$2,186
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
Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended June 30, 2010 and 2009 (the current and prior year quarters):

	Three Months Ended June 30,		Percentage
	2010	2009	Change
	(in thousands)
Net revenues:
Sales	$93,664	$81,309	15.2%
Pawn service charges	39,424	32,880	19.9%
Signature loan fees	32,296	30,815	4.8%
Auto title loan fees	4,658	1,030	352.2%
Other	3,500	1,740	101.1%

Total revenues	173,542	147,774	17.4%

Cost of goods sold	58,985	50,965	15.7%
Signature loan bad debt	8,917	8,618	3.5%
Auto title loan bad debt	836	104	703.8%

Net revenues	$104,804	$88,087	19.0%

Net income	$19,962	$14,385	38.8%

Nine Months Ended June 30, 2010 vs. Nine Months Ended June 30, 2009
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2010 and 2009 (the current and prior year-to-date periods):

	Nine Months Ended June 30,		Percentage
	2010	2009	Change
	(in thousands)
Net revenues:
Sales	$292,893	$234,902	24.7%
Pawn service charges	118,527	92,777	27.8%
Signature loan fees	102,616	98,409	4.3%
Auto title loan fees	11,716	1,666	603.2%
Other	9,125	4,901	86.2%

Total revenues	534,877	432,655	23.6%

Cost of goods sold	183,717	147,816	24.3%
Signature loan bad debt	22,104	23,174	(4.6)%
Auto title loan bad debt	1,616	153	956.2%

Net revenues	$327,440	$261,512	25.2%

Net income	$69,442	$47,533	46.1%

Consolidated signature loan data (combined payday loan, installment loan and related credit service activities) are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fee revenue	$32,296	$30,815	$102,616	$98,409
Bad debt:
Net defaults, including interest on brokered loans	7,877	8,020	21,437	23,169
Insufficient funds fees, net of collections	217	248	622	723
Change in valuation allowance	785	313	(141)	(880)
Other related costs	38	37	186	162

Net bad debt	8,917	8,618	22,104	23,174

Fee revenue less bad debt	$23,379	$22,197	$80,512	$75,235

Average signature loan balance outstanding during period (a)	$27,702	$26,396	$29,519	$28,350
Signature loan balance at end of period (a)	$30,585	$28,582	$30,585	$28,582
Participating stores at end of period	550	557	550	557
Signature loan bad debt, as a percent of fee revenue	27.6%	28.0%	21.5%	23.5%
Net default rate (a) (b)	5.1%	5.2%	4.4%	4.8%

(a)	Signature loan balances include payday loans and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We are a leading pawn store operator and provider of specialty consumer financial services. We provide collateralized non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans from unaffiliated lenders. In our pawn stores, we also sell merchandise, primarily collateral forfeited from our pawn lending operations.
At June 30, 2010, we operated a total of 979 locations, consisting of 383 U.S. pawn stores (operating as EZPAWN or Value Pawn), 99 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 462 U.S. short-term consumer loan stores (operating primarily as EZMONEY) and 35 short-term consumer loan stores in Canada (operating as CASHMAX). We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 120 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 500 financial services and second-hand retail stores.
We manage our business as three segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 456 stores in the United States and 35 stores in Canada. The following tables present store data and products offered in each segment:

	Three Months Ended June 30, 2010
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	377	79	476	932
New openings	—	20	15	35
Acquired	13	—	—	13
Sold, combined, or closed	(1)	—	—	(1)

End of period	389	99	491	979

Average number of stores during the period	380	88	483	951

	Nine Months Ended June 30, 2010
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	375	62	473	910
New openings	2	37	33	72
Acquired	13	—	—	13
Sold, combined, or closed	(1)	—	(15)	(16)

End of period	389	99	491	979

Average number of stores during the period	377	76	477	931

Composition of ending stores:
Pawn	383	99	—	482
Short-term consumer loan stores	6	—	491	497

Total stores in operation	389	99	491	979

Stores offering payday loans (a)	59	—	491	550
Stores offering installment loans (a)	—	—	197	197
Stores offering auto title loans (a)	58	—	398	456

	Three Months Ended June 30, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	377	45	476	898
New openings	—	2	2	4
Acquired	—	—	—	—
Sold, combined, or closed	(1)	—	(4)	(5)

End of period	376	47	474	897

Average number of stores during the period	377	46	475	897

	Nine Months Ended June 30, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	38	471	809
New openings	—	8	16	24
Acquired	77	1	—	78
Sold, combined, or closed	(1)	—	(13)	(14)

End of period	376	47	474	897

Average number of stores during the period	355	42	473	870

Composition of ending stores:
Pawn	370	47	—	417
Short-term consumer loan stores	6	—	474	480

Total stores in operation	376	47	474	897

Stores offering payday loans (a)	83	—	474	557
Stores offering installment loans (a)	—	—	89	89
Stores offering auto title loans (a)	35	—	246	281

(a)	Including credit services
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
One indicator of lower marketability is how long we have held the inventory. The table below summarizes the age of our inventory and the related valuation allowance on a consolidated basis:

	June 30, 2010		June 30, 2009		September 30, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Jewelry:
Gross inventory held one year or less	$31,046	80.8%	$27,424	79.1%	$28,338	78.1%
Gross inventory held more than one year	7,362	19.2%	7,235	20.9%	7,953	21.9%

Total jewelry inventory, gross	38,408	100.0%	34,659	100.0%	36,291	100.0%

General merchandise:
Gross inventory held one year or less	26,558	94.4%	26,414	92.9%	31,246	93.5%
Gross inventory held more than one year	1,582	5.6%	2,022	7.1%	2,183	6.5%

Total general merchandise, gross	28,140	100.0%	28,436	100.0%	33,429	100.0%

Total inventory:
Gross inventory held one year or less	57,604	86.6%	53,838	85.3%	59,584	85.5%
Gross inventory held more than one year	8,944	13.4%	9,257	14.7%	10,136	14.5%

Total inventory, gross	66,548	100.0%	63,095	100.0%	69,720	100.0%
Valuation allowance	(5,521)	(8.3%)	(5,954)	(9.4%)	(5,719)	(8.2%)

Total inventory, net	$61,027		$57,141		$64,001

We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 8.3% of gross inventory at June 30, 2010 compared to 9.4% at June 30, 2009 and 8.2% at September 30, 2009. Changes in the valuation allowance are charged to merchandise cost of goods sold.
At June 30, 2010, 290 of our U.S. short-term consumer loan stores and 34 of our U.S. pawn stores offered credit services to customers seeking short-term consumer signature loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $540. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our credit services offered in connection with payday loans. In 97 of the U.S. short-term consumer loan stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,045. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At June 30, 2010, payday loans comprised 97% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 3%.
We earn signature loan fee revenue on our payday loans. In 19 U.S. pawn stores, 172 U.S. short-term consumer loan stores and 35 Canadian short-term consumer loan stores, we make payday loans subject to state or provincial law. The average payday loan amount is approximately $425 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
In 100 of our U.S. short-term consumer loan stores, we make installment loans subject to state law. Terms of these loans are similar to those offered by unaffiliated lenders through our credit services, but loan amounts average approximately $1,300. With each semi-monthly or bi-weekly installment payment, we typically earn a fee of 10% of the initial loan amount.
At June 30, 2010, 398 of our U.S. short-term consumer loan stores and 58 of our U.S. pawn stores offered auto title loans or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $9,000, but average approximately $755. We earn a fee of 12.5% to 25% of auto title loan amounts.
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
On June 8, 2010, we acquired eight pawn stores located in Central and South Florida, and on June 23, 2010, we acquired five pawn stores located in the Chicago metropolitan area. These acquisitions further strengthen our leadership position in Florida and represent our initial entrance to the Chicago area. The total acquisition cost for these 13 stores was approximately $19.0 million, and the results of all acquired stores have been consolidated with our results since their acquisition. As the stores were acquired late in the current quarter, their earnings impact was minimal.

In May 2010, Colorado enacted a new law that essentially eliminates the ability to offer short-term payday loans. The new law, which will become effective August 11, 2010, requires payday loans to have a minimum term of six months and specifies a maximum interest rate of 45% per annum, but it also permits certain add-on fees such as finance charges and maintenance fees. The state regulator ruled that the new law permits a six-month installment loan, and we are in the process of developing a product that will fit within the new regulatory requirements and satisfy the needs of Colorado customers.
A new law, which goes into effect on January 1, 2011, was enacted in Wisconsin. This law eliminates auto title loans, sets a limit on the amount of payday loans a customer can have outstanding at any one time, establishes a statewide database system to enforce that limit, and redefines payday loans to include some installment products within the definition. We will discontinue offering auto title loans by January 1, 2011 and plan to modify our payday and installment loans offered in Wisconsin to fit within the new regulations.
Following the passage of the laws discussed above, we decided to close or consolidated three of our EZMONEY signature loan stores in Colorado and eight in Wisconsin, and will continue to operate the remaining stores in these states. Included in the current quarter is a $0.7 million charge for the estimated costs to close or consolidated these stores. Of the total, $0.5 million is recorded as a loss on disposal of assets and $0.2 million is recorded as operating expense for the expected remaining rent obligation and severance costs at these stores.
In the current quarter, consolidated total revenues increased 17%, or $25.8 million to $173.5 million, compared to the prior year quarter. Same store total revenues increased 16%, with the remainder of the increase coming from new and acquired stores. The overall increase in total consolidated revenues was comprised primarily of a $12.4 million increase in merchandise and jewelry scrapping sales, a $6.5 million increase in pawn service charges and a $3.6 million increase in auto title loan fees.
In the current quarter, the U.S. Pawn Operations segment contributed $9.2 million greater store operating income compared to the prior year quarter, primarily as the result of a $5.6 million increase in pawn service charges, a $3.5 million increase in gross profit on sales and a $1.7 million increase in other revenues, partially offset by higher operating costs and lower signature and auto title loan fees. The Empeño Fácil segment contributed $0.3 million greater store operating income compared to the prior year quarter, with a 73% growth in net revenues mostly offset by higher operating expenses at new stores. Our EZMONEY Operations segment contributed $3.1 million greater store operating income, primarily from new products and an improvement in bad debt as a percent of fees. After a $3.9 million increase in administrative expenses, a $0.9 million increase in loss on disposal of assets and a $0.5 million increase in depreciation and amortization, operating income improved $7.3 million to $28.8 million. After a $2.1 million increase in our equity in the net income of unconsolidated affiliates, a $0.3 million improvement in other smaller items and a $4.1 million increase in income taxes, our consolidated net income improved 39% to $20.0 million from $14.4 million in the prior year quarter.

Results of Operations
Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009
The following discussion compares our results of operations for the quarter ended June 30, 2010 to the quarter ended June 30, 2009. It should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended June 30,
	2010		2009
	(Dollars in thousands)
Sales	$87,916		$78,519
Pawn service charges	37,014		31,409
Signature loan fees	455		523
Auto title loan fees	359		430
Other	3,361		1,706

Total revenues	129,105		112,587

Cost of goods sold	55,077		49,157
Signature loan bad debt	159		237
Auto title loan bad debt	44		30

Net revenues	73,825		63,163

Operations expense	39,148		37,719

Store operating income	$34,677		$25,444

Other data:
Gross margin on sales	37%		37%
Annualized inventory turnover	4.1	x	3.7	x
Average pawn loan balance per pawn store at quarter end	$280		$247
Average inventory per pawn store at quarter end	$149		$146
Average yield on pawn loan portfolio (a)	155%		150%
Pawn loan redemption rate	81%		79%
Average signature loan balance per store offering signature loans at quarter end (b)	$11		$9
Average auto title loan balance per store offering auto title loans at quarter end (c)	$15		$24

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn Operations segment total revenues increased $16.5 million, or 15% from the prior year quarter to $129.1 million. Same store total revenues increased $16.1 million, or 14%, and new and acquired stores net of closed stores contributed $0.4 million. The overall increase in total revenues was comprised of a $9.4 million increase in merchandise and jewelry scrapping sales, a $5.6 million increase in pawn service charges and a $1.7 million increase in other revenues, partially offset by a $0.1 million decrease in signature and auto title loan revenues.
Our current quarter U.S. pawn service charge revenues increased $5.6 million, or 18% from the prior year quarter to $37.0 million. Same store pawn service charges increased $5.5 million, or 18%, while new and acquired stores net of closed stores contributed $0.1 million. The same store improvement was due to a higher average same store pawn loan balance coupled with a higher yield. The yield improved primarily due to a higher loan redemption rate as we focused on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan. Inventory purchases from customers increased 44% compared to the prior year quarter.
The table below summarizes our sales volume, gross profit and gross margins in the U.S. Pawn segment:

	Three Months Ended June 30,
	2010	2009
	(Dollars in millions)
Merchandise sales	$46.5	$48.2
Jewelry scrapping sales	41.4	30.3

Total sales	$87.9	$78.5

Gross profit on merchandise sales	$18.7	$18.5
Gross profit on jewelry scrapping sales	$14.1	$10.8

Gross margin on merchandise sales	40.3%	38.5%
Gross margin on jewelry scrapping sales	34.0%	35.6%
Overall gross margin	37.4%	37.4%
The current quarter’s merchandise sales gross profit increased $0.2 million, or 1% from the prior year quarter to $18.7 million due to a 1.8 percentage point improvement in gross margins to 40.3%. Reflecting their discretionary nature and increased retail pricing associated with gold, weaker retail jewelry sales resulted in a 4% decline in same store merchandise sales, partially offset by a $0.1 million increase in sales at new and acquired stores net of closed stores.
The current quarter’s gross profit on jewelry scrapping sales increased $3.3 million, or 30% from the prior year quarter to $14.1 million. Jewelry scrapping revenues increased $11.1 million, or 36% on 6% more volume, while proceeds realized per gram of jewelry scrapped increased 29%. Jewelry scrapping sales include the sale of approximately $1.1 million in the current quarter and $0.5 million in the prior year quarter of loose diamonds removed from scrapped jewelry. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased $7.8 million, or 40%. Gross margins on gold scrapping decreased 1.6 percentage points to 34.0% due to our more aggressive buying and lending programs designed to be competitive and maximize overall income including pawn service charges.
Other revenues include merchandise sale related programs and layaway fees. Other revenues increased to $3.4 million in the current quarter, from $1.7 million in the prior year quarter primarily from the introduction and growth of new programs and an increase in layaway transactions.
Operations expense increased to $39.1 million (53% of net revenues) in the current quarter from $37.7 million (60% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to higher performance-based incentive compensation, related taxes, and the growth in store count.
In the current quarter, the $10.7 million greater net revenues from U.S. pawn activities, partially offset by a $0.1 million decrease in signature and auto title loan contribution and the $1.4 million higher operations expense resulted in a $9.2 million overall increase in store operating income from the U.S. Pawn Operations segment. The U.S. Pawn Operations segment made up 74% of consolidated store operating income in both the current and prior year quarters.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Three months ended June 30,
	2010		2009		2010		2009
	(Dollars in thousands)				(Pesos in thousands)
Sales	$5,579		$2,790		$69,990		$37,267
Pawn service charges	2,410		1,471		30,257		19,654
Other	131		34		1,638		466

Total revenues	8,120		4,295		101,885		57,387
Cost of goods sold	3,823		1,808		47,930		24,140

Net revenues	4,297		2,487		53,955		33,247
Operations expense	2,999		1,441		37,707		19,210

Store operating income	$1,298		$1,046		$16,248		$14,037

Other data:
Gross margin on sales	31%		35%		31%		35%
Annualized inventory turnover	4.4	x	2.5	x	4.4	x	2.5	x
Average pawn loan balance per pawn store at quarter end	$54		$68		$689		$899
Average inventory per pawn store at quarter end	$39		$64		$488		$850
Average yield on pawn loan portfolio (a)	190%		180%		190%		180%
Pawn loan redemption rate	73%		82%		73%		82%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current quarter results from Mexican pesos to U.S. dollars was 6% stronger than in the prior year quarter, affecting all revenue and expense items. Store operating income improved 24% in the current quarter in dollars and 16% in peso terms. The 73% increase in net revenues was mostly offset by higher costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 37% of the stores open at June 30, 2010 had been open less than nine months. We opened 20 new stores in the current quarter, eleven of which are Empeñe su Oro jewelry-only pawn stores. These jewelry-only stores are much smaller and require less staff than our typical pawn stores, but also carry smaller average loan balances per store and immediately sell for scrap any forfeited loan collateral.
Empeño Fácil’s total revenues increased $3.8 million, or 89% in the current quarter to $8.1 million. Same store total revenues increased $1.7 million or 40%, and new stores contributed $2.1 million. The overall increase in total revenues was comprised of a $2.8 million increase in merchandise and jewelry scrapping sales, a $0.9 million improvement in pawn service charges and a $0.1 million increase in other revenues.
Empeño Fácil’s pawn service charge revenues increased $0.9 million, or 64% in the current quarter to $2.4 million. Same store pawn service charges increased approximately $0.6 million, or 39% and new stores contributed $0.3 million. The same store increase was due to an increase in average loan balance during the quarter, coupled with an improvement in the average pawn loan yield. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.

The table below presents our sales volume, gross profit and gross margins in the Empeño Fácil segment:

	Three months ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)		(Pesos in millions)
Merchandise sales	$3.4	$2.3	$42.7	$30.5
Jewelry scrapping sales	2.2	0.5	27.3	6.8

Total sales	5.6	2.8	70.0	37.3

Gross profit on merchandise sales	$1.5	$0.9	$18.1	$11.3
Gross profit on jewelry scrapping sales	0.3	0.1	4.0	1.8

Gross margin on merchandise sales	42.3%	37.0%	42.3%	37.0%
Gross margin on jewelry scrapping sales	14.6%	27.1%	14.6%	27.1%
Overall gross margin	31.5%	35.2%	31.5%	35.2%
The current quarter’s merchandise gross profit increased $0.6 million from the prior year quarter to $1.5 million. This was due to a $0.6 million, or 26% same store sales increase and $0.5 million in sales from new stores, combined with a 5.3 percentage point increase in gross margins to 42.3%. The margin increase was primarily a result of continued price point adjustments.
The gross profit on jewelry scrapping sales increased $0.2 million from the prior year quarter to $0.3 million. Proceeds increased $1.7 million, mostly offset by a decrease in jewelry scrapping margins to 14.6% from 27.1% in the prior year quarter. The significant volume increase and the margin decrease are due primarily to the introduction of our new Empeñe su Oro jewelry-only pawn stores. As these new jewelry-only stores open, the gold values employed are aggressive in the marketplace in order to establish both the new store and the brand. We expect typical jewelry scrapping margins in Mexico to be between 15% and 20% as these stores mature.
Operations expense increased to $3.0 million (70% of net revenues) in the current quarter from $1.4 million (58% of net revenues) in the prior year quarter. The increase was due primarily to new stores which typically produce a loss in their first several quarters of operation.
In the current quarter, the $1.8 million greater net revenues were partially offset by the $1.5 million higher operations expense, resulting in a $0.3 million increase in store operating income from the Empeño Fácil segment. Empeño Fácil made up 3% of consolidated store operating income in both the current and prior year quarters.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Signature loan fees	$31,841	$30,292
Auto title loan fees	4,299	600
Jewelry scrapping sales	169	—
Other revenues	8	—

Total revenues	36,317	30,892

Signature loan bad debt	8,758	8,381
Auto title loan bad debt	792	74
Jewelry scrapping cost of goods sold	85	—

Net revenues	26,682	22,437

Operations expense	15,805	14,673

Store operating income	$10,877	$7,764

Other data:
Signature loan bad debt as a percent of signature loan fees	27.5%	27.7%
Auto title loan bad debt as a percent of auto title loan fees	18.4%	12.3%
Average signature loan balance per store offering signature loans at quarter end (a)	$61	$59
Average auto title loan balance per store offering title loans at quarter end (b)	$19	$6

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $5.4 million, or 18% to $36.3 million, compared to the prior year quarter. This was due to a $5.2 million, or 17% increase in same store total revenues and $0.2 million of total revenues at new stores net of closed or consolidated stores. The overall increase in total revenues was comprised primarily of a $3.7 million increase in auto title loan revenues and a $1.3 million increase in installment loan fees. In the quarter, we opened 15 stores in Canada, bringing our total there to 35.
The segment’s signature loan net revenues increased $1.2 million, or 5% to $23.1 million, compared to the prior year quarter. The increase resulted from the rapid growth in installment loans and a 0.2 percentage point improvement in bad debt to 27.5% of fees, net of the drag from new stores and closed or consolidated stores. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
The segment’s net revenues from auto title loans increased to $3.5 million in the current quarter, with bad debt at 18.4% of related fees. This loan product is relatively new and had very little volume in the prior year quarter. We expect continued growth in the contribution from auto title loans as the product matures in the 398 EZMONEY stores now offering the product. Due to a new Wisconsin law that will take effect January 1, 2011, we will no longer offer auto title loans in Wisconsin.
The EZMONEY segment began buying and scrapping gold jewelry in the current year. The segment generated $0.1 million of gross profit, with a 50% gross margin in the current quarter.

Operations expense increased to $15.8 million (59% of net revenues) from $14.7 million (65% of net revenues) in the prior year quarter. The improvement as a percent of net revenues was due to the growth in contribution from new products and bad debt improvements, with minimal increases in costs at existing stores. The current quarter operations expense includes a $0.2 million charge for expected rent and severance costs at the eleven Colorado and Wisconsin stores expected to close or consolidate during the fourth quarter.
In the current quarter, the $1.2 million increase in net revenues from signature loans and the $3.0 million increase in net revenues from auto title loans were partially offset by $1.1 million greater operations expense, resulting in a $3.1 million, or 40% net increase in store operating income from the EZMONEY Operations segment. The EZMONEY Operations segment made up 23% of consolidated store operating income in both the current and prior year quarters.
Other Items
The items discussed below affect our consolidated financial results but are not allocated among segments.
Administrative expenses in the current quarter were $13.6 million (13% of net revenues) compared to $9.7 million (11% of net revenues) in the prior year quarter. This increase was primarily due to a $2.3 million increase in administrative labor and benefits, a $0.8 million increase in professional fees including acquisition-related services and a $0.8 million increase in other expenses. Included in the increased labor and benefits is a higher accrual for incentive compensation reflective of the quarter’s strong earnings performance and additional investments made in infrastructure to support our growth.
Depreciation and amortization expense was $3.8 million in the current quarter, compared to $3.3 million in the prior year quarter. Depreciation on assets placed in service, primarily related to new stores, was largely offset by assets that were retired or became fully depreciated in the period.
In the current quarter, we recognized a $0.7 million loss related primarily to store closures, compared to a $0.1 million gain on disposal of assets in the prior year quarter. Included in the current quarter loss is a $0.5 million charge for the planned closure of eleven stores in Colorado and Wisconsin following regulatory changes in those states. In the prior year quarter, insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $12.5 million by June 30, 2010 through quarterly installments of $2.5 million each. Our $0.2 million net interest expense in the current quarter represents primarily interest on the borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit, partially offset by interest income related to a tax refund.
Our equity in the net income of Albemarle & Bond increased $0.8 million, or 89% in the current quarter to $1.6 million as a result of Albemarle & Bond’s higher earnings, partially offset by a 2.2% weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We acquired 16,200,000 additional shares on May 20, 2010 at a cost of AUS $9.7 million (approximately $8.2 million U.S.), which increased our ownership level to 32.8%. In the current quarter our equity in the net income of Cash Converters was $1.3 million.
The current quarter income tax expense was $11.7 million (36.9% of pretax income) compared to $7.5 million (34.4% of pretax income) for the prior year quarter. The increase in the effective tax rate is due to an increase in the valuation allowance established for the expected operating losses in our Canada operations during their start-up period in the current year, the impact of a claim in the prior year quarter for tax credits relating to earlier years, and various other items.
Consolidated operating income for the current quarter improved $7.3 million over the prior year quarter to $28.8 million. Contributing to this were the $9.2 million, $0.3 million and $3.1 million increases in store operating income in our U.S. Pawn, Empeño Fácil and EZMONEY segments, partially offset by the $3.9 million increase in administrative expenses, the $0.9 million higher loss on disposal of assets and the $0.5 million increase in depreciation and amortization. After a $2.1 million increase in our equity in the net income of unconsolidated affiliates and a $4.1 million increase in income taxes and other smaller items, net income improved to $20.0 million from $14.4 million in the prior year quarter.

Nine Months Ended June 30, 2010 vs. Nine Months Ended June 30, 2009
The following discussion compares our results of operations for the nine months ended June 30, 2010 to the nine months ended June 30, 2009. It should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Nine Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Sales	$278,314	$227,494
Pawn service charges	112,211	88,558
Signature loan fees	1,442	1,766
Auto title loan fees	1,261	991
Other	8,771	4,866

Total revenues	401,999	323,675

Cost of goods sold	173,348	143,167
Signature loan bad debt	446	581
Auto title loan bad debt	166	72

Net revenues	228,039	179,855

Operations expense	119,259	102,764

Store operating income	$108,780	$77,091

Other data:
Gross margin on sales	38%	37%
Annualized inventory turnover	3.9x	3.7x
Average pawn loan balance per pawn store at quarter end	$280	$247
Average inventory per pawn store at quarter end	$149	$146
Average yield on pawn loan portfolio (a)	158%	151%
Pawn loan redemption rate	81%	79%
Average signature loan balance per store offering signature loans at quarter end (b)	$11	$9
Average auto title loan balance per store offering auto title loans at quarter end (c)	$15	$24

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn Operations segment total revenues increased $78.3 million, or 24% from the prior year-to-date period to $402.0 million. Same store total revenues increased $39.4 million, or 12%, and new and acquired stores net of closed stores contributed $38.9 million. The overall increase in total revenues was comprised primarily of a $50.8 million increase in merchandise and jewelry scrapping sales, a $23.7 million increase in pawn service charges and a $3.9 million increase in other revenues.
Our current year-to-date U.S. pawn service charge revenues increased $23.7 million, or 27% from the prior year-to-date period to $112.2 million. Same store pawn service charges increased $14.3 million, or 16%, and new and acquired stores net of closed stores contributed $9.4 million of the increase. The same store improvement was due to a higher average same store pawn loan balance coupled with a higher yield. The yield improved primarily due to a higher loan redemption rate as we focused on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan.

The table below summarizes our sales volume, gross profit and gross margins in the U.S. Pawn segment:

	Nine Months Ended June 30,
	2010	2009
	(Dollars in millions)
Merchandise sales	$165.6	$150.1
Jewelry scrapping sales	112.7	77.4

Total sales	$278.3	$227.5

Gross profit on merchandise sales	$64.0	$57.6
Gross profit on jewelry scrapping sales	$41.0	$26.7

Gross margin on merchandise sales	38.6%	38.4%
Gross margin on jewelry scrapping sales	36.4%	34.5%
Overall gross margin	37.7%	37.1%
The current year-to-date period’s merchandise sales gross profit increased $6.4 million, or 11% from the prior year-to-date period to $64.0 million. This was due to a $15.9 million increase in sales from new and acquired stores net of closed stores and a 0.2 percentage point increase in gross margins to 38.6%, partially offset by a $0.4 million or 0.3% decrease in same store sales.
The current year-to-date period’s gross profit on jewelry scrapping sales increased $14.3 million, or 54% from the prior year-to-date period to $41.0 million on greater volume and a 1.9 percentage point improvement in gross margins to 36.4%. Including a $14.1 million increase from stores acquired late in the first fiscal quarter of 2009, scrapping revenues increased $35.3 million, or 46% on 16% more volume, while proceeds realized per gram of jewelry scrapped increased 26%. Jewelry scrapping sales include the sale of approximately $1.5 million in the current year-to-date period and $0.7 million in the prior year-to-date period of loose diamonds removed from scrapped jewelry. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased $21.0 million, or 41%.
Other revenues include merchandise sale related programs and layaway fees. Other revenues increased to $8.8 million in the current year-to-date period, from $4.9 million in the prior year-to-date period primarily from the introduction and growth of new programs and an increase in layaway transactions.
Operations expense increased to $119.3 million (52% of net revenues) in the current year-to-date period from $102.8 million (57% of net revenues) in the prior year-to-date period. The dollar increase in expense was primarily due to higher operating costs at acquired stores. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current year-to-date period, the $48.2 million greater net revenues from U.S. pawn activities, the $16.5 million higher operations expense and offsetting changes in contributions from signature loans and auto title loans resulted in a $31.7 million overall increase in store operating income from the U.S. Pawn Operations segment. For the current-year-to-date period, the U.S. Pawn Operations segment made up 71% of consolidated store operating income compared to 70% in the prior year-to-date period.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Nine Months Ended June 30,
	2010		2009		2010		2009
	(Dollars in thousands)				(Pesos in thousands)
Sales	$14,346		$7,408		$183,039		$100,349
Pawn service charges	6,316		4,219		80,769		57,111
Other	346		35		4,416		474

Total revenues	21,008		11,662		268,224		157,934
Cost of goods sold	10,253		4,649		130,784		62,913

Net revenues	10,755		7,013		137,440		95,021
Operations expense	7,736		4,024		98,884		54,493

Store operating income	$3,019		$2,989		$38,556		$40,528

Other data:
Gross margin on sales	29%		37%		29%		37%
Annualized inventory turnover	4.5	x	2.2	x	4.5	x	2.2	x
Average pawn loan balance per pawn store at quarter end	$54		$68		$689		$899
Average inventory per pawn store at quarter end	$39		$64		$488		$850
Average yield on pawn loan portfolio (a)	183%		164%		183%		164%
Pawn loan redemption rate	76%		82%		76%		82%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current year-to-date results from Mexican pesos to U.S. dollars was 6% stronger than in the prior year-to-date period, affecting all revenue and expense items. Store operating income improved 1% in dollars in the current year-to-date period and decreased 5% in peso terms. The 53% increase in net revenues was mostly offset by higher costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 37% of the stores open at June 30, 2010 had been open less than nine months. We opened 37 new stores in the current year-to-date period, 26 of which are Empeñe su Oro jewelry-only pawn stores. These jewelry-only stores are much smaller and require less staff than our typical pawn stores, but also carry smaller average loan balances per store and immediately sell for scrap any forfeited loan collateral.
Empeño Fácil’s total revenues increased $9.3 million, or 80% in the current year-to-date period to $21.0 million. Same store total revenues increased $4.2 million or 36%, and new stores contributed $5.1 million. The overall increase in total revenues was comprised of a $6.9 million increase in merchandise and jewelry scrapping sales, a $2.1 million improvement in pawn service charges and a $0.3 million increase in other revenues.
Empeño Fácil’s pawn service charge revenues increased $2.1 million, or 50% in the current year-to-date period to $6.3 million. Same store pawn service charges increased approximately $1.1 million, or 27% and new stores contributed $1.0 million. The same store increase was due to an improvement in the average pawn loan yield coupled with an increase in average loan balance during the period. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.

The table below presents our sales volume, gross profit and gross margins in the Empeño Fácil segment:

	Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)		(Pesos in millions)
Merchandise sales	$9.8	$6.2	$125.3	$83.6
Jewelry scrapping sales	4.5	1.2	57.7	16.7

Total sales	14.3	7.4	183.0	100.3

Gross profit on merchandise sales	$3.5	$2.4	$44.1	$31.7
Gross profit on jewelry scrapping sales	0.6	0.4	8.1	5.7

Gross margin on merchandise sales	35.3%	37.9%	35.3%	37.9%
Gross margin on jewelry scrapping sales	14.0%	33.8%	14.0%	33.8%
Overall gross margin	28.5%	37.2%	28.5%	37.2%
The current year-to-date period’s merchandise gross profit increased $1.1 million from the prior year-to-date period to $3.5 million. This was due to a $2.0 million, or 33% same store sales increase and $1.6 million in sales from new stores, partially offset by a 2.6 percentage point decrease in gross margins to 35.3%. The margin decrease was primarily a result of promotions to liquidate aged and damaged inventory in the six months ended March 31, 2010, partially offset by favorable price point adjustments. We expect improved margins in future periods.
The gross profit on jewelry scrapping sales increased $0.2 million to $0.6 million. The $3.3 million increase in proceeds was mostly offset by a decrease in jewelry scrapping margins to 14.0%, compared to 33.8% in the prior year-to-date period. The significant volume increase and the margin decrease are due primarily to the introduction of our new Empeñe su Oro jewelry-only pawn stores. As these new jewelry-only stores open, the gold values employed are aggressive in the marketplace in order to establish both the new store and the brand. We expect typical jewelry scrapping margins in Mexico to be between 15% and 20% as these stores mature.
Operations expense increased to $7.7 million (72% of net revenues) in the current year-to-date period from $4.0 million (57% of net revenues) in the prior year-to-date period. The increase was due primarily to new stores which typically produce a loss in their first several quarters of operation.
In the current year-to-date period, the $3.7 million greater net revenues were offset by the $3.7 million higher operations expense, resulting in relatively level operating income. Empeño Fácil made up 2% and 3% of consolidated store operating income in the current and prior year-to-date periods.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Nine Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Signature loan fees	$101,174	$96,643
Auto title loan fees	10,455	675
Jewelry scrapping sales	233	—
Other revenues	8	—

Total revenues	111,870	97,318

Signature loan bad debt	21,658	22,593
Auto title loan bad debt	1,450	81
Jewelry scrapping cost of goods sold	116	—

Net revenues	88,646	74,644

Operations expense	47,343	45,167

Store operating income	$41,303	$29,477

Other data:
Signature loan bad debt as a percent of signature loan fees	21.4%	23.4%
Auto title loan bad debt as a percent of auto title loan fees	13.9%	12.0%
Average signature loan balance per store offering signature loans at quarter end (a)	$61	$59
Average auto title loan balance per store offering title loans at quarter end (b)	$19	$6

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $14.6 million, or 15% to $111.9 million, compared to the prior year-to-date period. This was due to a $13.8 million, or 15% increase in same store total revenues and $0.8 million of total revenues at new stores net of closed or consolidated stores. Auto title loans and installment loans represented 96% of the growth in the segment’s total revenues. In the current year-to-date period, we opened 33 stores in Canada, bringing our total there to 35.
The segment’s signature loan net revenues increased $5.5 million, or 7% to $79.5 million, compared to the prior year-to-date period. The increase resulted from the rapid growth in installment loans and a 2.0 percentage point improvement in bad debt to 21.4% of fees, net of the drag from new stores and closed or consolidated stores. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
The segment’s net revenues from auto title loans increased to $9.0 million in the current year-to-date period, with bad debt at 13.9% of related fees. This loan product is relatively new and had very little volume in the prior year-to-date period. We expect continued growth in the contribution from auto title loans as the product matures in the 398 EZMONEY stores now offering the product. Due to a new Wisconsin law that will take effect January 1, 2011, we will no longer offer auto title loans in Wisconsin.
The EZMONEY segment began buying and scrapping gold jewelry in the current year-to-date period, generating $0.1 million of gross profit, with a 50% gross margin.

Operations expense increased to $47.3 million (53% of net revenues) from $45.2 million (61% of net revenues) in the prior year-to-date-period. The improvement as a percent of net revenues was due to the growth in contribution from new products and bad debt improvements, with minimal increases in costs at existing stores.
In the current year-to-date period, the $5.5 million increase in net revenues from signature loans, the $8.4 million increase in net revenues from auto title loans and the $0.1 million in scrap sales gross profit were partially offset by $2.2 million greater operations expense, resulting in an $11.8 million, or 40% increase in store operating income from the EZMONEY Operations segment. In the current and prior year-to-date periods, EZMONEY Operations made up 27% of consolidated store operating income.
Other Items
The items discussed below affect our consolidated financial results but are not allocated among segments.
Administrative expenses in the current year-to-date period were $39.4 million (12% of net revenues) compared to $29.9 million (11% of net revenues) in the prior year-to-date period. This increase was primarily due to a $6.3 million increase in administrative labor and benefits, a $1.7 million increase in professional fees and a $0.7 million increase in stock compensation. Included in the increased labor and benefits is a higher accrual for incentive compensation reflective of the period’s strong earnings performance and additional investments made in infrastructure to support our growth. In the first fiscal quarter of the prior year, administrative expense includes a $1.1 million bonus to two executives upon their exercise of employee stock options granted in 1998. This is included in the prior year-to-date period but not in the prior year quarter ended June 30, 2009. Terms of the grants required us to pay a cash bonus to the two executives equal to the related tax savings realized by the company. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $10.7 million in the current year-to-date period, compared to $9.5 million in the prior year-to-date period. Depreciation on assets placed in service, primarily related to acquired pawn stores and new stores, was largely offset by assets that were retired or became fully depreciated in the period.
In the current year-to-date period, we recognized a $1.3 million loss on the closure of several stores including the planned closure of 11 EZMONEY stores in the states of Wisconsin and Colorado, compared to a $1.0 million gain on disposal of assets in the prior year-to-date period. In the prior year-to-date period, insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $12.5 million by June 30, 2010 through quarterly installments of $2.5 million each. Our $0.9 million net interest expense in the current year-to-date period represents primarily the interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit, along with the reduction of earnings from funds invested in the prior year-to-date period. Borrowings were outstanding for only part of the prior year-to-date period but were outstanding for the entire current year-to-date period, leading to the $0.1 million increase in net interest expense.
Our equity in the net income of Albemarle & Bond increased $2.3 million, or 72% in the current year-to-date period to $5.4 million as a result of Albemarle & Bond’s higher earnings, partially offset by a 2% weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We acquired 16,200,000 additional shares on May 20, 2010 at a cost of AUS $9.7 million (approximately $8.2 million U.S.), which increased our ownership level to 32.8%. Because we include Cash Converters’ earnings in our financial statements on a three-month lag, we first included our share of Cash Converters’ results of operations in the quarter ended March 31, 2010. In the current year-to-date period our equity in the net income of Cash Converters was $2.1 million. This represents our pro rata share of their results of operations for the 146-day period from our November 6, 2009 investment date to the March 31, 2010 end of Cash Converters’ period.
The current year-to-date income tax expense was $39.0 million (36.0% of pretax income) compared to $25.9 million (35.3% of pretax income) for the prior year-to-date period. The increase in the effective tax rate is primarily due to an increase in the valuation allowance established for the expected operating losses in our Canada operations during their start-up period in the current year.

Consolidated operating income for the current year-to-date period improved $30.6 million over the prior year-to-date period to $101.8 million. Contributing to this were the $31.7 million and $11.8 million increases in store operating income in our U.S. Pawn and EZMONEY segments, partially offset by the $9.5 million increase in administrative expenses, the $2.3 million higher loss on disposal of assets and the $1.2 million increase in depreciation and amortization. After a $4.4 million increase in our equity in the net income of unconsolidated affiliates and $13.1 million increase in income taxes and other smaller items, net income improved to $69.4 million from $47.5 million in the prior year-to-date period.
Liquidity and Capital Resources
In the current year-to-date period, our $80.5 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $85.8 million, net of (b) $5.3 million of normal, recurring changes in operating assets and liabilities. In the prior year—to-date period, our $58.9 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $62.6 million, net of (b) $3.7 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two periods were the full-period contribution from acquisitions completed in November and December 2008 and organic growth throughout our other operations and revenue streams, net of higher taxes paid.
The $106.3 million of net cash used in investing activities during the current year-to-date period was funded by cash flow from operations and cash on hand. In the current year-to-date period, we invested $57.8 million to acquire approximately 32.8% of the capital stock of Cash Converters and $1.3 million to acquire additional shares of Albemarle & Bond. We also received $2.4 million in dividends from Albemarle & Bond and $1.5 million from Cash Converters in the current year-to-date period. In June 2010 we acquired eight pawn stores located in Central and South Florida and five pawn stores located in the Chicago metropolitan area for approximately $19.0 million. Other significant investments in the period were the $18.7 million in additions to property and equipment and the $14.6 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral. We repaid $7.5 million of our term loan in the current year-to-date period.
The net effect of these and other smaller cash flows was a $29.9 million decrease in cash on hand, providing a $14.9 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$27.5	$10.0	$17.5	$—	$—
Interest on long-term debt obligations	1.3	0.7	0.6	—	—
Operating lease obligations	140.8	36.4	57.7	28.6	18.1

Total	$169.6	$47.1	$75.8	$28.6	$18.1

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At June 30, 2010, our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $23.0 million. At that date, our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $6.1 million. Auto title loans are secured by customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the most recent fiscal year ended September 30, 2009, these collectively amounted to $13.6 million.
The operating lease obligations in the table above include expected rent for all our store locations for the full expected lease terms. Of the 462 U.S. EZMONEY short-term consumer loan stores, 157 adjoin an EZPAWN store. The lease agreements at approximately 90% of the remaining 305 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. We included in the table above lease payments for the full term of the eleven Colorado and Wisconsin stores we decided to close following legislative changes. We may avoid approximately $0.5 million of those scheduled payments by exercising our contractual rights to exit the leases. If other such laws were enacted, the space currently utilized by stores adjoining EZPAWN stores could be re-incorporated into the EZPAWN operations.
In the fiscal year ending September 30, 2010, we plan to open approximately 50 Empeño Fácil pawn stores in Mexico, 45 CASHMAX payday loan locations in Canada and six pawn stores in the United States. This includes the 37 Empeño Fácil pawn stores, 33 CASHMAX payday loan stores and two U.S. pawn stores opened in the current year-to-date period. In the remaining three months of fiscal 2010, we expect an additional $2.6 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new short-term consumer loan stores will create a drag on earnings and liquidity in their first six to nine months of operations before turning profitable and new pawn stores will create a drag on earnings until their second year of operations.
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility expiring December 31, 2011 that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At June 30, 2010, $27.5 million was outstanding under the term loan and a $3.0 million bank letter of credit was outstanding, leaving $77.0 million available under the revolving credit facility. The outstanding bank letter of credit secures our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2010 and expect to remain in compliance based on our expected future performance. The payment of dividends and additional debt are restricted under our credit agreement.
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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At June 30, 2010, the allowance for Expected LOC Losses was $1.8 million. At that date, our maximum exposure for losses on letters of credit, if all brokered signature and auto title loans defaulted and none was collected, was $29.1 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining three months of the fiscal year ending September 30, 2010, our interest expense during those three months would increase by approximately $32,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate term debt at June 30, 2010, including mandatory quarterly principal repayments of $2.5 million.
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
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended March 31, 2010 (included in our June 30, 2010 results on a three-month lag) was a $0.9 million decrease to stockholders’ equity. On June 30, 2010, the British pound remained relatively unchanged at £1.00 to $1.5071 U.S. compared to $1.5072 at March 31, 2010.
The translation adjustment from Cash Converters representing the strengthening in the Australian dollar during the quarter ended March 31, 2010 (included in our June 30, 2010 results on a three-month lag) was a $0.9 million increase to stockholders’ equity. On June 30, 2010, the Australian dollar weakened to $1.00 Australian dollar to $0.8567 U.S. from $0.9195 at March 31, 2010.
The translation adjustment from Empeño Fácil representing the weakening of the Mexican peso during the quarter ended June 30, 2010 was a $0.5 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On June 30, 2010, the peso weakened to $1.00 Mexican peso to $0.0790 U.S. from $0.0802 at March 31, 2010.
We cannot predict the future valuation of foreign currencies or how further movements in them could affect our future earnings or financial position.
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
This report includes the certifications of our Chief Executive Officer and Principal Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A number of recent and ongoing legislative efforts could have an adverse effect on certain of our financial products, particularly payday loans and auto title loans — The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. This new federal law will, among other things, establish a Bureau of Consumer Financial Protection, which will regulate companies that offer or supply consumer financial products and services including payday loans, pawn loans and other products and services that we offer. The act contains provisions relating to the establishment of the bureau, the transfer of authority and staff from existing federal regulatory agencies and the provision of funding for the bureau. Those provisions are in the very early stages of implementation, and until the bureau has become operative and begins to propose rules and regulations that apply to our activities, it is not possible to accurately predict what affect the bureau will have on our business. There can be no assurance that the bureau will not propose and enact rules or regulations that would have a material adverse effect on our operations and financial performance.
State legislation adversely affecting our business was recently enacted in Colorado and Wisconsin. The new Colorado law, which becomes effective August 11, 2010, essentially eliminates the traditional short-term payday loan product by requiring that payday loans have a minimum term of six months and an annual interest rate of no more than 45%. But the new law permits certain add-on fees such as finance charges and maintenance fees, and the state regulator has ruled that the new law permits a six-month installment loan. The new Wisconsin law, which becomes effective January 1, 2011, limits the dollar amount of payday loans a customer can have outstanding at any one time, establishes statewide database reporting requirements, redefines payday loans to bring some installment loan products within the definition and completely eliminates auto title loans in Wisconsin.
We have evaluated the estimated impact of these new laws on our operations and have decided to consolidate three of our 37 signature loan stores in Colorado and to consolidate or close eight of our 43 stores in Wisconsin. With respect to the remaining stores, we are in the process of designing and implementing new or modified products that will fit within the new regulatory frameworks and are evaluating the feasibility of additional product offerings to enhance our business in those stores. If we are unable to continue to operate profitably under the new laws in either or both of these states, we may decide to close or consolidate additional stores, resulting in decreased revenues, earnings and assets.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
10.1	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, effective May 1, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.2	Separation Agreement and Release, dated May 17, 2010, between EZCORP, Inc. and Charles Bradford Wolfe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2010 and filed May 26, 2010, Commission File No. 0-19424)

31.1	Certification of Joseph L. Rotunda, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Daniel M. Chism, Vice President and Chief Accounting Officer (principal financial officer), pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Joseph L. Rotunda, Chief Executive Officer, and Daniel M. Chism, Vice President and Chief Accounting Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.
Date: August 5, 2010	/s/ Daniel M. Chism
Daniel M. Chism
Vice President and Chief Accounting Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, effective May 1, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.2	Separation Agreement and Release, dated May 17, 2010, between EZCORP, Inc. and Charles Bradford Wolfe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2010 and filed May 26, 2010, Commission File No. 0-19424)

31.1	Certification of Joseph L. Rotunda, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Daniel M. Chism, Vice President and Chief Accounting Officer (principal financial officer), pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Joseph L. Rotunda, Chief Executive Officer, and Daniel M. Chism, Vice President and Chief Accounting Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002