Form 10-K
period 2010-09-30
EZCORP INC
filed 2010-11-24
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(NASDAQ Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant was $921 million, based on the closing price on the NASDAQ Stock Market on March 31, 2010.
As of October 31, 2010, 46,834,903 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2010
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
Item 1. Business
General
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of specialty consumer financial services. We operate pawn stores in the United States principally under the “EZPAWN” and “Value Pawn” brands, and in Mexico under the “EMPEÑO FÁCIL” and “EMPEÑE SU ORO” brands. We also operate short-term consumer loan stores in the United States principally under the “EZMONEY” brand and in Canada under the “CASHMAX” brand. We also own approximately 30% of the outstanding stock of Albemarle & Bond Holdings PLC, one of the United Kingdom’s largest pawnbroking businesses with over 130 stores, and approximately 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 500 locations that provide financial services and sell pre-owned merchandise.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists primarily of pre-owned collateral forfeited from our pawn lending activities or purchased from customers. At our short-term consumer loan stores and at some of our pawn stores, we offer a variety of loan products, including single-payment, non-collateralized payday loans with maturity dates typically ranging from 7 to 30 days; non-collateralized installment loans that may be repaid over extended periods of up to six months; and 30-day loans secured by automobile titles. Short-term non-collateralized loans are sometimes referred to as signature loans. Our short-term consumer loan stores in Texas do not offer loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders. Some of our Texas pawn stores also offer credit services in addition to pawn loans.
We manage our business as three segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 444 stores in the United States and 51 stores in Canada. For revenues, profitability, assets and other information attributable to each of our segments, see Note R, “Operating Segment Information” to our consolidated financial statements contained in Item 8 of this annual report. The following table presents store data and products offered in each segment as of September 30, 2010:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Pawn stores	390	115	—	505
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	152	158
Short-term consumer loan stores — free standing	—	—	343	343

Total stores in operation	396	115	495	1,006

Stores offering payday loans (including credit services)	59	—	461	520
Stores offering installment loans (including credit services)	—	—	415	415
Stores offering auto title loans (including credit services)	58	—	390	448

The following components comprised our total revenues:

	Fiscal Year Ended September 30,
	2010	2009	2008
Pawn service charges	22%	22%	21%
Merchandise sales	31%	34%	34%
Jewelry scrapping sales	24%	20%	17%
Signature loan (including credit service) fees	19%	22%	28%
Auto title loan (including credit service) fees	2%	1%	—
Other	2%	1%	—

Total revenues	100%	100%	100%
Pawn Activities
Our pawn stores make pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. At September 30, 2010, we had approximately 1,039,000 loans outstanding, representing an aggregate principal balance of $121.2 million. We earn pawn service charge revenue on our pawn lending. In the year ended September 30, 2010 (“fiscal 2010”), pawn service charges accounted for approximately 22% of our total revenues and 36% of our net revenues.
While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $80 and $120 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and a grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and a grace period. In fiscal 2010, 2009 and 2008, approximately 80%, 79% and 79%, respectively, of our pawn loans were redeemed in full or were renewed or extended.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Approximately 64% of our pawn loan collateral is jewelry, and the vast majority of that is gold jewelry. We do not evaluate the creditworthiness of a pawn customer, but rely on the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 25% to 65% of the pledged property’s estimated resale value depending on an evaluation of these factors. The sources of information we use to determine the resale value of collateral include our computerized valuation software, gold values, internet retail and auction sites, catalogues, newspaper advertisements and previous sales of similar merchandise.
The collateral is held through the duration of the loan, which the customer may renew or extend by paying accrued pawn service charges. Through our lending guidelines, we maintain an annual redemption rate (the percentage of loans made that are repaid, renewed or extended) between 76% and 80%. If a customer does not repay, renew or extend a loan, the collateral is forfeited to us and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. We provide an inventory valuation allowance to ensure that this forfeited collateral is valued at the lower of cost or market.

The table below shows our dollar amount of pawn loan activity for fiscal 2010, 2009 and 2008:

	Fiscal Year Ended September 30,
	2010	2009	2008
	(in millions)
Loans made	$416.4	$340.3	$262.5
Loans repaid	(222.2)	(181.3)	(136.8)
Loans forfeited	(177.8)	(155.7)	(113.7)
Loans acquired in business acquisitions	2.7	23.3	3.2
Change due to foreign currency exchange fluctuations	0.4	(0.9)	—

Net increase in pawn loans outstanding at the end of the year	$19.5	$25.7	$15.2

Loans renewed	$124.8	$107.1	$103.1
Loans extended	$805.3	$592.4	$375.9
The redemption rate of pawn loans and the gross profit realized on the sale of forfeited collateral are dependent on the loan value of customer merchandise. Jewelry, which makes up approximately 64% of the value of collateral, can be appraised based on weight, gold content, style and value of gemstones. Other items pawned typically consist of consumer electronics, tools, sporting goods, and musical instruments. These are evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear, and obsolescence.
At the time a pawn transaction is made, a pawn loan agreement (called a pawn ticket) is given to the customer. The pawn ticket shows the name and address of the pawn store and the customer, the customer’s identification information, the date of the loan, a detailed description of the pledged goods, the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the loan and the annual percentage rate.
In our pawn stores, we acquire inventory for retail sales through pawn loan forfeitures and, to a lesser extent, through purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. During fiscal 2010, 2009 and 2008, we realized gross margins on sales of 37%, 37% and 40%.
Jewelry sales represent approximately half of our total sales, with the remaining sales consisting primarily of consumer electronics, tools, sporting goods and musical instruments. We believe our ability to offer quality used merchandise at prices significantly lower than original retail prices attracts value-conscious customers.
During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Year Ended September 30,
	2010	2009	2008
Forfeited pawn loan collateral	69%	69%	78%
Purchases from customers	30%	22%	21%
Acquired in business acquisitions	1%	9%	1%
For fiscal 2010, 2009 and 2008, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 55%, 54% and 51% of our total revenues, or 33% of our net revenues in each year, after deducting the cost of goods sold. As a significant portion of our inventory and sales involve gold jewelry, our results can be heavily influenced by the market price of gold, which has increased over the past several years.
Customers may purchase an extended return plan (called a “product protection plan”) that allows them to return or exchange certain general (non-jewelry) merchandise sold through our retail pawn operations within three to six months of purchase. We recognize the fees for this service as revenue ratably over the three to six month period. We also offer a jewelry VIP package, which guarantees customers a minimum future pawn loan amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry, and provides minor repair service on the item sold. These fees are recognized upon sale. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% to 20% of the item’s sale price. We hold the item for a 60 to 180-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2010, we held $6.1 million in customer layaway deposits. We record product protection, jewelry VIP and layaway fees as other revenue.
Our overall inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 7.4% of gross inventory at September 30, 2010 compared to 8.2% at September 30, 2009. The lower valuation allowance is reflective of the improvement in the aging of inventory, with 12.0% aged greater than one year at September 30, 2010 compared to 14.5% at September 30, 2009.
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
The specific loan products offered varies by location, but generally include some or all of the following:
     Signature Loans — We offer two principal types of signature loans:
•	Payday loans — Payday loans are short-term loans (generally less than 30 days and averaging about 16 days) with due dates corresponding to the customer’s next payday. Principal amounts of payday loans can be up to $1,500, but average approximately $430. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.

•	Installment loans — Outside Colorado, installment loans typically carry a term of five months, with ten equal installment payments due on the customer’s paydays. On those loans, we typically charge a fee of 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. Outside Colorado, loan principal amounts range from $525 to $3,000 but average approximately $1,300. In August 2010, we stopped offering payday loans in Colorado because of a legislative change and instead began offering six-month installment loans ranging from $100 to $500 in principal, with a 45% annual interest rate plus certain permitted finance charges and maintenance fees. Including loans made in Colorado, the loan principal amount of installment loans made after introducing installment loans in Colorado averaged approximately $500.
Auto title loans — Auto title loans are 30-day loans collateralized by the titles to customers’ automobiles. The principal amount of an auto title loan can be up to $9,000, but averages about $650. Loan amounts are established based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. For each auto title loan, we charge a fee of 12.5% to 25% of the loan amount.
In our Texas stores, we do not offer signature loans or auto title loans themselves, but offer fee-based credit services to customers seeking loans. In these locations, we act as a credit services organization (or “CSO”) on behalf of customers in accordance with applicable state laws, and offer advice and assistance to customers in obtaining loans from unaffiliated lenders. Our services include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments for the lenders. We do not make, fund or participate in the loans made by the lenders, but we assist customers in obtaining credit and enhance their creditworthiness by issuing a letter of credit to guarantee the customer’s payment obligations to the independent third-party lender. For credit services in connection with arranging a payday loan (average loan amount of about

$550), our fee is 20% of the loan amount. For credit services in connection with arranging an installment loan (average loan amount of about $2,060), our fee is 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. For credit services in connection with arranging an auto title loan (average loan amount of about $780), the fee is 25% of the loan amount.
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
The table below shows the dollar amount of our signature loan activity for fiscal 2010, 2009 and 2008. For purposes of this table, signature loan balances include the principal portion of payday loans and installment loans (net of valuation allowance) recorded on our balance sheet and the principal portion of such active brokered loans outstanding from unaffiliated lenders, which is not included on our balance sheet. In fiscal 2010, new loans were renewed 1.8 times on average, down from 1.9 times in fiscal 2009 and 2.1 times in fiscal 2008.

	Fiscal Year Ended September 30,
	2010	2009	2008
	(in millions)
Combined signature loans:
Loans made	$233.8	$217.3	$204.4
Loans repaid	(200.7)	(184.0)	(167.5)
Loans forfeited, net of collections on bad debt	(30.7)	(32.6)	(34.3)

Net increase in signature loans outstanding at the end of the year	$2.4	$0.7	$2.6

Loans renewed	$425.5	$437.6	$449.9

Loans made by unaffiliated lenders (credit services only):
Loans made	$114.0	$114.0	$122.4
Loans repaid	(92.5)	(90.6)	(96.5)
Loans forfeited, net of collections on bad debt	(21.5)	(23.9)	(25.6)

Net increase in loans outstanding at the end of the year	$—	$(0.5)	$0.3

Loans renewed	$364.1	$366.7	$392.8

Loans made by us:
Loans made	$119.8	$103.3	$82.0
Loans repaid	(108.2)	(93.4)	(71.0)
Loans forfeited, net of collections on bad debt	(9.2)	(8.7)	(8.7)

Net increase in loans outstanding at the end of the year	$2.4	$1.2	$2.3

Loans renewed	$61.4	$70.9	$57.1

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
We began offering auto title loans in September 2008, but had an immaterial balance at September 30, 2008. The table below shows the dollar amount of our auto title loan activity for fiscal 2010 and 2009. For purposes of this table, auto title loan balances include the principal portion of auto title loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered auto title loans outstanding from unaffiliated lenders, which is not included on our balance sheet.

	Fiscal Year Ended September 30,
	2010	2009
	(in millions)
Combined auto title loans:
Loans made	$25.3	$5.6
Loans repaid	(14.7)	(2.5)
Loans forfeited, net of collections on bad debt	(4.5)	(0.4)
Loans acquired in business acquisition	—	1.1

Net increase in auto title loans outstanding at the end of the year	$6.1	$3.8

Loans renewed	$56.8	$14.0

Loans made by unaffiliated lenders (credit services only):
Loans made	$16.0	$3.3
Loans repaid	(9.3)	(1.0)
Loans forfeited, net of collections on bad debt	(2.1)	(0.2)
Loans acquired in business acquisition	—	—

Net increase in loans outstanding at the end of the year	$4.6	$2.1

Loans renewed	$40.7	$4.9

Loans made by us:
Loans made	$9.3	$2.3
Loans repaid	(5.4)	(1.5)
Loans forfeited, net of collections on bad debt	(2.4)	(0.2)
Loans acquired in business acquisition	—	1.1

Net increase in loans outstanding at the end of the year	$1.5	$1.7

Loans renewed	$16.1	$9.1
Auto title loans are secured by the titles to customers’ automobiles. Lending decisions and loan amounts are determined based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. Auction proceeds from repossessed automobiles reduce bad debt.
At the time a signature loan or auto title loan is made, a loan agreement and credit services agreement, when applicable, are given to the borrower. It presents the name and address of the lender, the borrower and the credit services company when applicable, the borrower’s identification information, the date of the loan, the amount financed, the interest or service charges due on maturity, the maturity date of the loan, the total amount that must be paid and the annual percentage rate.

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
Signature loan fees are generally highest in our third and fourth fiscal quarters (April through September) due to a higher average loan balance during the summer lending season. Signature loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the third and fourth fiscal quarters and lowest in the second fiscal quarter due primarily to the impact of tax refunds.
The net effect of these factors is that net revenues and net income typically are strongest in the fourth fiscal quarter and weakest in the third fiscal quarter. Our cash flow typically is greatest in the second fiscal quarter due to a high level of loan redemptions and sales in the income tax refund season.
Operations
A typical company pawn store employs approximately six full-time equivalent employees (“FTEs”), consisting of a store manager, an operations manager and four pawnbrokers. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of our regional directors, who in turn report to a Vice President. Area managers, store managers and operations managers receive incentive compensation based on the performance of their store or area in comparison to an operating budget. Our U.S. pawnbrokers are also eligible to receive incentive compensation based on the store’s performance and their individual productivity performance. The incentive compensation for our pawn employees typically ranges between 5% and 30% of their total compensation. The total compensation of our regional directors is also dependent upon the performance of their region or district.
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
In the majority of our short-term consumer loan stores, store employees attempt to collect defaulted signature loans in the first 30 days after default. After the initial 30 days, our centralized collection center assumes collection responsibility for these stores’ loans. The centralized collection center also collects defaulted signature loans for all other locations from the date of default. After attempting to collect for approximately 90 days, we generally sell the remaining defaulted signature loans to a third party or refer them to an outside collection agency for a contingency fee.
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
Our internal audit staff monitors the perpetual inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. Each location is typically audited four times annually.

As of September 30, 2010, we employed approximately 4,900 people. We believe that our success is dependent upon our employees’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. We seek to hire people who will become long-term, career employees. To achieve our long-range personnel goals, we offer a structured career development program for all of our field associates. This program encompasses computer-based training, formal structured classroom training and supervised on-the-job training. All store associates, including managers, must meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our career development program develops and advances our employees and provides training for the efficient integration of experienced managers and associates from outside the company.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the names “EMPEÑO FÁCIL” and “EMPEÑE SU ORO AL INSTANTE.” Our U.S. short-term consumer loan stores operate under a variety of names, including “EZMONEY Payday Loans,” “EZ Loan Services,” “EZ Payday Advance,” “AAA Payday Loans” and “EZPAWN Payday Loans” and our CSO stores operate under the name “EZMONEY Loan Services.” Our short-term consumer loan stores in Canada operate under the name “CASHMAX.” We have registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEÑO FÁCIL.”
Growth and Expansion
We plan to expand the number of locations we operate through opening new locations and through acquisitions. We believe that in the near term the largest growth opportunities are with new pawn stores in Mexico and the U.S., short-term consumer loan stores in Canada and pawn store acquisitions in the United States. We continually evaluate and test new products and formats, which may result in further expansion opportunities.
In June 2010, we acquired eight pawn stores located in Central and South Florida and five pawn stores located in the Chicago metropolitan area. These acquisitions further strengthen our leadership position in Florida and represent our initial entrance to the Chicago area. In September 2010 we acquired two pawn stores in Corpus Christi, Texas and one pawn store in Las Vegas, Nevada. During fiscal 2010, we also opened seven pawn stores in the United States, 53 pawn stores in Mexico, 50 short-term consumer loan stores in Canada and one in the United States. In fiscal 2011, we plan to open 55 to 60 Empeño Fácil pawn locations in Mexico, 35 to 40 CASHMAX locations in Canada, and 10 pawn stores in the United States.
The seven new U.S. pawn stores opened in fiscal 2010 required an average property and equipment investment of approximately $266,000. The 50 new CASHMAX stores opened in fiscal 2010 required an average property and equipment investment of approximately $67,000. In fiscal 2010 we opened 34 Empeñe Su Oro jewelry only stores and 19 full line pawn stores for a total of 53 new pawn stores in Mexico. The jewelry only stores required an average property and equipment investment of approximately $39,000 with the full line pawn stores averaging a property and equipment investment of $110,000.
Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may adversely affect our revenues, profitability and ability to expand. In our lending business, we compete with other pawn stores, payday lenders, credit service organizations, banks, credits unions and other financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than our service charges and on other terms that may be more favorable than ours. We believe that the primary elements of competition are the quality of customer service and relationship management, store location, a customer friendly store environment and the ability to loan competitive amounts at competitive rates. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional focus, automated management information systems, access to capital, and superior customer service.
Our competitors for merchandise sales include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value.
The pawn industry in the United States is large and highly fragmented. The industry consists of approximately 11,000 pawn stores owned primarily by independent operators who own one to three locations, and we consider the industry relatively mature. We are the second largest operator of pawn stores in the United States, with 390 locations at September 30, 2010. The three largest pawn store operators account for approximately ten percent of the total estimated pawn stores in the United States.
The pawn industry in Mexico is also fragmented, but less so than in the United States. The industry consists of approximately 5,000 pawn stores owned by independent operators and chains, including some owned by not-for-profit organizations. The pawn industry, particularly full-line stores offering general merchandise and jewelry loans and resale, remains in more of an expansion stage in Mexico than in the United States. The market for gold-only pawn stores is still in an expansion phase in Mexico, although is closer to maturity than full-line stores.
The short-term consumer loan industry in the United States is larger and more concentrated than the pawn industry. The industry consists of approximately 22,000 locations that are either mono-line stores offering only short-term consumer loans, or other businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores and pawn stores. The ten largest short-term consumer loan companies, including us, operate approximately 40% of the total number of locations.
The short-term consumer loan industry in Canada remains in a growth stage. The industry consists of approximately 1,400 locations that are either mono-line stores offering only short-term consumer loans, or other businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores and pawn stores. The Canadian short-term consumer loan industry is highly concentrated, with the three largest companies operating approximately 70% of the total number of locations.
Strategic Investments
At September 30, 2010, we held almost 30% of the outstanding shares of Albemarle & Bond Holdings PLC. At June 30, 2010, the latest date at which Albemarle & Bond has publicly reported results, Albemarle & Bond operated 132 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing and retail jewelry. For Albemarle & Bond’s fiscal year ended June 30, 2010, its turnover (gross revenues) increased 48% to £82.0 million ($129.8 million), its profit after tax (net income) increased 35% over the prior year to approximately £14.4 million ($22.8 million), and its diluted earnings per share increased 34% to £0.2589 ($0.4097). Albemarle & Bond is based in Bristol, England, and its stock is publicly traded on the Alternative Investment Market of the London Stock Exchange. We are its largest single shareholder and currently hold three of the nine seats on Albemarle & Bond’s board of directors. We account for our investment in Albemarle & Bond under the equity method. In fiscal 2010, our interest in Albemarle & Bond’s income was $6.8 million and we received dividends of $2.3 million. Based on the closing price and exchange rates on September 30, 2010, the market value of our investment in Albemarle & Bond was approximately $75.5 million compared to its book value of $43.1 million.
In November 2009 we acquired approximately 108.2 million shares of newly issued capital stock of Cash Converters International Limited, a public company headquartered in Perth, Australia, giving us approximately 30% ownership after the transaction. We paid AUS $0.50 per share, for a total cash investment of AUS $54.1 million (approximately U.S. $49.6 million including direct transaction costs). We acquired 16.2 million additional shares in May 2010 at a cost of AUS $9.7 million (approximately U.S. $8.2 million), which increased our ownership level to approximately 33%. As its largest single shareholder and pursuant to a shareholder agreement, we hold two of the five seats on Cash Converters’ board of directors. Cash Converters franchises and operates a worldwide network of over 500 financial services and retail stores, which provide pawn loans, short-term unsecured loans, and other consumer finance products, and buy and sell used merchandise. Cash Converters now owns and operates 39 locations in Australia and 32 locations in the United Kingdom, and has more than 500 franchised stores in 21 countries, including 138 in Australia, 157 in the United Kingdom and significant presences in Spain, South Africa and France. During the past several years, Cash Converters has been buying back franchised locations and converting them into company operated stores. We expect the proceeds from our investments will be used to accelerate this buy back activity, as well as increase Cash Converters’ portfolio of short-term consumer loans in Australia and the U.K.
For its fiscal year ended June 30, 2010, Cash Converters’ gross revenue improved 35% to AUS $127.8 million (U.S. $112.7 million), net income improved 34% to AUS $21.7 million (U.S. $19.1 million), and diluted earnings per share decreased 1% to AUS $0.0658 (U.S. $0.0580). For the year, Cash Converters paid dividends of AUS $0.03 (U.S. $0.0265) per share. We account for our investment in Cash Converters under the equity method. In fiscal 2010, our interest in Cash Converters’ income was $3.9 million and we received dividends of $1.5 million. Based on the closing price and exchange rates on September 30, 2010, the market value of our investment in Cash Converters was approximately $70.0 million compared to its book value of $58.3 million.
Regulation
Our operations are subject to extensive regulation under various federal, state and local laws and regulations, and we believe that we conduct our business in material compliance with all of these rules. The following is a general description of significant regulations affecting our business. For a geographic breakdown of our operating locations, see “Item 2 — Properties.”
Pawn Regulations
Our pawn stores are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawn stores or individual pawn store employees. Licensing requirements typically relate to financial responsibility and character, and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including the service charges and interest rates that a pawn store may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket and the length of time after a loan default that a pawn store must hold a pawned item before it can be sold. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses, the imposition of fines or requirements to refund service charges and fees, and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of interest, fees, total payments and annual percentage rate related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Federal Regulations” below.
Most of our pawn stores, voluntarily or pursuant to applicable laws, provide periodic (generally daily) reports to local law enforcement agencies. These reports provide local law enforcement with information about the items received from customers (whether through pawn or purchase), including a detailed description of the goods involved and the name and address of the customer. If we accept as collateral or purchase merchandise from a customer and it is determined that our customer was not the rightful owner, the merchandise is subject to recovery by the rightful owner. Historically, we have not experienced a material number of claims of this nature.
We do not purchase, sell or make pawn loans on handguns or assault weapons. Some of our pawn stores in the U.S. handle other types of firearms, such as sporting rifles and other long guns, and each of those shops maintains a federal firearms license as required by federal law. The federal Gun Control Act of 1968 and regulations issued by the Bureau of Alcohol, Tobacco, and Firearms also require each pawn store dealing in firearms to maintain a permanent written record of all receipts and dispositions of firearms. In addition, we must comply with the Brady Handgun Violence Prevention Act, which requires us to conduct a background check before releasing, selling or otherwise disposing of firearms.
Mexico regulates various aspects of the pawn industry at the federal, state and local level. Regulations issued by the federal consumer protection agency, Procuraduría Federal del Consumidor (PROFECO), govern the form of pawn loan contracts and consumer disclosures, but the regulations do not impose interest rate or service charge limitations on pawn loans. Pawn stores, like other businesses in Mexico, are also subject to a variety of regulations in such areas as tax compliance, customs, consumer protection and employment.
Short-Term Consumer Loan Regulations
Each state in which we offer short-term consumer loan products has specific laws and regulations dealing with the conduct of this business. These laws and regulations vary in scope, but generally require licensing of locations, establish loan terms, provide for consumer protections and disclosures, and permit periodic regulatory examinations. In the case of payday loans, most applicable laws and regulations limit the amount of fees that may be charged, establish maximum loan amounts and duration, and restrict the customer’s ability to renew or extend the loan. Some states require reporting of customers’ payday loan activities to a state-wide database, and prohibit the making of payday loans to customers who have payday loans outstanding with other lenders. Some municipalities in which we operate also impose various rules and regulations, primarily related to zoning and licensing requirements. Failure to observe applicable legal requirements could result in a loss of license, the imposition of fines or customer refunds, and other civil or criminal penalties.
We must also comply with various federal requirements (including the Truth in Lending Act and Regulation Z) regarding the disclosure of interest, fees, total payments and annual percentage rate related to each loan transaction. With respect to our debt collection activities, we comply with the federal Fair Debt Collection Practices Act and similar state laws regulating debt collection practices. Additional federal regulations applicable to our short-term consumer loan business are described in “Other Federal Regulations” below.
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
Legislators and regulators frequently scrutinize the legislative and regulatory environment for short-term lending, often proposing additional legislative and regulatory restrictions ranging from additional disclosure requirements to limits on rates and fees. In some cases, rate and fee limits would effectively prohibit certain short-term lending products, such as payday loans, because it would no longer be economically feasible for most lenders to offer such products.
The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. This new federal law, among other things, establishes a Bureau of Consumer Financial Protection, which will regulate companies that offer or supply consumer financial products and services, including payday loans, pawn loans and other products and services that we offer. The act contains provisions relating to the establishment of the bureau, the transfer of authority and staff from existing federal regulatory agencies and the provision of funding for the bureau. Those provisions are in the very early stages of implementation, and until the bureau has become operational and begins to propose rules and regulations that apply to our activities, it is not possible to accurately predict what affect the bureau will have on our business.
During fiscal 2010, legislation adversely affecting our business was enacted in Colorado and Wisconsin. The new Colorado law, which became effective August 11, 2010, eliminated the traditional short-term payday loan product by requiring that payday loans have a minimum term of six months and an annual interest rate of no more than 45%. But the new law permits six-month installment loans and certain add-on fees such as finance charges and maintenance fees. The new Wisconsin law, which becomes effective January 1, 2011, limits the dollar amount of payday loans a customer can have outstanding at any one time, establishes statewide database reporting requirements, redefines payday loans to bring some installment loan products within the definition and completely eliminates auto title loans in Wisconsin. After evaluating the estimated impact of these new laws on our operations, we decided to consolidate three of our short-term consumer loan stores in Colorado and to consolidate or close eight of our stores in Wisconsin. With respect to the remaining stores, we have implemented, or are in the process of designing and implementing, new or modified products that will fit within the new regulatory frameworks and are evaluating the feasibility of additional product offerings to enhance our business in those stores.
There can be no assurance that additional legislative or regulatory efforts to eliminate or restrict the availability of certain short-term loan products, including payday loans and auto title loans, will not be successful, despite significant customer demand. To the extent such efforts are successful, our short-term consumer loan business could be adversely affected. See “Item 1A – Risk Factors.”
Other Federal Regulations
All of our lending activities, both pawn loans and short-term consumer loans, are subject to other state and federal statutes and regulations, including the following:
•	We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection of customers’ nonpublic personal information. These regulations also require us to ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. In addition, the Federal Fair and Accurate Credit Transactions Act requires us to adopt written guidance and procedures for detecting, preventing and mitigating identity theft, and to adopt various policies and procedures (including employee training) that address the importance of protecting non-public personal information and aid in detecting and responding to suspicious activity or identify theft “red flags.”

•	The federal Equal Credit Opportunity Act prohibits discrimination against any credit applicant on the basis of any protected category such as race, color, religion, national origin, sex, marital status or age. If we deny an application for credit, we are required to provide the applicant with a Notice of Adverse Action, informing the applicant of the action taken regarding the credit application, a statement of the prohibition on discrimination, the name and address of both the creditor and the federal agency that monitors compliance, and the applicant’s right to learn the specific reasons for the denial.

•	Under the USA PATRIOT Act, we must maintain an anti-money laundering compliance program that includes the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test the program.

•	We are also subject to the Bank Secrecy Act and its underlying regulations, which requires us to report and maintain records of certain high-dollar transactions. In addition, federal regulations require us to report certain suspicious transactions to the Financial Crimes Enforcement Network of the Treasury Department (“FinCen”). Generally, a transaction is considered to be suspicious if we know, suspect or have reason to suspect that the transaction (a) involves funds derived from illegal activity or is intended to hide or disguise such funds, (b) is designed to evade the requirements of the Bank Secrecy Act or (c) appears to serve no legitimate business or lawful purpose.

•	Federal law limits the annual percentage rate that may be charged on loans made to active duty military personnel and their immediate families at 36%. This 36% annual percentage rate cap applies to a variety of loan products, including signature loans, though it does not apply to pawn loans. We do not make signature loans to active duty military personnel or their immediate families because it is not economically feasible for us to do so at these rates.

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
Item 1A. Risk Factors
There are many risks and uncertainties that may affect the operations, performance, development and results of our business. Many of these risks are beyond our control. The following is a description of the important risk factors that may affect our business. If any one or more of these risks actually occur, our business, financial condition or results of operations would likely suffer.
•	Changes in laws and regulations affecting our financial services and products could have a material adverse effect on our operations and financial performance. Our financial products and services are subject to extensive regulation under various federal, state and local laws and regulations. There have been, and continue to be, legislative and regulatory efforts to regulate, prohibit or severely restrict some of the types of short-term financial services and products we offer, particularly payday loans and auto title loans.

As noted above under “Item 1 – Business – Regulation,” the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act establishes a Bureau of Consumer Financial Protection, which will have the power to, among other things, regulate companies that offer or supply payday loans, pawn loans and other products and services that we offer. Until the bureau has become operational and begins to propose rules and regulations that apply to our activities, it is not possible to accurately predict what affect the bureau will have on our business. There can be no assurance that the bureau will not propose and enact rules or regulations that would have a material adverse effect on our operations and financial performance.

Adverse legislation could also be enacted in any state in which we operate. As noted above under “Item 1 – Business – Regulation,” recent legislative changes in Colorado and Wisconsin adversely affected our business in those states. Although we decided to close or consolidate 11 short-term consumer loan stores in those states because of those changes, we are continuing to operate in the remaining stores with new or modified products that fit within the new regulatory frameworks and are evaluating the feasibility of additional product offerings to enhance our business in those stores. If we are unable to continue to operate profitably under the new laws in either or both of these states, or if adverse legislation is passed in other states, we may decide to close or consolidate additional stores, resulting in decreased revenues, earnings and assets. In particular, a bill has been proposed in Texas that, if enacted in its current form, would adversely affect our short-term consumer loan business in Texas. The next biennual session of the Texas legislature does not begin until January 2011 (and is scheduled to adjourn in May 2011), and thus, it is not possible to say with any certainty what will happen with that bill or any other bill that may be introduced.

Many of the legislative and regulatory efforts that are adverse to the short-term consumer loan industry are the result of the negative characterization of the industry by some consumer advocacy groups and some media reports. We can give no assurance that there will not be further negative characterizations of our industry or that legislative or regulatory efforts to eliminate or restrict the availability of certain short-term loan products, including payday loans and auto title loans, will not be successful despite significant customer demand for such products. Such efforts, if successful, could have a material adverse effect on our operations or financial performance.

•	A significant or sudden decrease in gold values may have a material impact on our earnings and financial position. Gold jewelry comprises a significant portion of the collateral security for our pawn loans and our inventory, and gold scrapping accounts for a significant portion of our revenues and gross profit. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on our financial position and results of operations of a hypothetical decrease in gold values cannot be reasonably estimated because the market and competitive response to changes in gold values is not known; however, a significant decline in gold values could result in decreases in sales, sales margins, and pawn service charge revenues.

•	A significant portion of our business is concentrated in Texas. Over half of our short-term consumer loan stores and almost half of our domestic pawn stores are located in Texas, and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas has been, and continues to be, relatively favorable for our business activities. We have been successful in growing and expanding our businesses in areas outside Texas for the past several years, and we expect that our business in other areas (including Mexico and Canada) will continue to grow faster than our business in Texas. In the foreseeable future, however, a negative legislative or regulatory change in Texas could have a material adverse effect on our overall operations and financial performance.

•	A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position. We have foreign operations in Mexico and Canada and equity investments in the United Kingdom and Australia. Our assets, investments in, earnings from and dividends from each of these must be translated to U.S. dollars from their respective functional currencies of the Mexican peso, Canadian dollar, British pound and the Australian dollar. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a material adverse impact on our financial position, results of operations and cash flows.

•	Prolonged periods of economic recession and unemployment could adversely affect our lending and retail businesses. All of our businesses, like other businesses, are subject to fluctuations based on varying economic conditions. Economic conditions and general consumer confidence affect the demand for our retail products and the ability and willingness of our customers to utilize our loan products and services. Our signature loan products and services require the customer to have a verifiable recurring source of income. Consequently, we may experience reduced demand for our signature loan products during prolonged periods of high unemployment. Weakened economic conditions may also result in an increase in loan defaults and loan losses. Even in the current economic environment, we have been able to efficiently manage our bad debt through our underwriting and collection efforts. There can be no assurance that we will be able to sustain our current bad debt rates or that we will not experience increasing difficulty in collecting defaulted loans.

•	A significant portion of our short-term consumer loan revenues and profitability is dependent upon the ability and willingness of unaffiliated lenders to make loans to our customers. In Texas, where over half of our short-term consumer loan stores are located, we do not make such loans to customers, but assist customers in arranging loans with unaffiliated lenders. Our short-term consumer loan business could be adversely affected if (a) we were to lose our current relationships with unaffiliated lenders and were unable to establish a relationship with another unaffiliated lender who was willing and able to make short-term loans to our Texas customers or (b) the unaffiliated lenders are unable to obtain capital or other sources of funding at appropriate rates.

•	Achievement of our growth objectives is dependent upon our ability to open and acquire new stores. Our expansion strategy includes opening new stores and acquiring existing stores. The success of this strategy is subject to numerous factors that cannot be predicted or controlled, such as the availability of acceptable locations, the ability to obtain required government permits and licenses, the availability of attractive acquisition candidates and our ability to attract, train and retain qualified associates. Failure to achieve our expansion goals would adversely affect our prospects and future results of operations.

•	Changes in the business, regulatory or political climate in Mexico or Canada could adversely affect our operations in those countries, which could adversely affect our growth plans. Our growth plans include significant expansion in Mexico and Canada. Changes in the business, regulatory or political climate in either of those countries, or significant fluctuations in currency exchange rates could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows.

•	Drug related violence could adversely affect our operations and growth plans in Mexico. To date, the drug related violence in Mexico has been most prevalent along the United States border and other areas where we do not have a significant presence, and has had little effect on our operations. If the violence were to spread to other areas of Mexico, where we have a greater presence, it could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations, cash flows and assets.

•	Fluctuations in our sales, pawn loan balances, sales margins, pawn redemption rates and loan default and collection rates could have a material adverse impact on our operating results. We regularly experience fluctuations in a variety of operating metrics. Changes in any of these metrics, as might be caused by changes in the economic environment, competitive pressures, changes in customers’ tastes and preferences or a significant decrease in gold prices could materially and adversely affect our profitability and ability to achieve our planned results of operations.

•	Changes in our liquidity and capital requirements or in banks’ abilities or willingness to lend to us could limit our ability to achieve our plans. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. We currently have a credit agreement with a syndicate of banks. If one of those lenders is unable to provide funding in accordance with its commitment, our available credit could be reduced by the amount of that lender’s commitment.

•	Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans. We encounter significant competition from other pawn stores, cash advance companies, credit service organizations, online lenders, consumer finance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than we do. Significant increases in the number or size of competitors or other changes in competitive influences could adversely affect our operations through a decrease in the number or quality of loan products and services we are able to provide or our ability to liquidate forfeited collateral at acceptable margins.

•	Infrastructure failures and breaches in data security could harm our business. We depend on our information technology infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, telecommunications system failure or lost connectivity impairs our infrastructure, we may be unable to process transactions or otherwise carry on our business. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue, result in the unintentional disclosure of company or customer information, and require us to incur significant expense to eliminate these problems and address related data security concerns.

•	One person beneficially owns all of our voting stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly traded non-voting stock. Phillip E. Cohen is the beneficial owner of all of our Class B Voting Common Stock and controls the outcome of all issues requiring a vote of stockholders. All of our publicly traded stock is non-voting stock. Consequently, stockholders other than Mr. Cohen have no vote with respect to the election of directors or any other matter requiring a vote of stockholders. This lack of voting rights may adversely affect the market value of the publicly traded Class A Non-voting Common Stock.

•	We may be subject to litigation proceedings that could harm our business. Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from conducting our business as we currently do. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

•	We invest in companies for strategic reasons and may not realize a return on our investments. We currently have significant investments in Albemarle & Bond Holdings PLC and Cash Converters International Limited, both of which are publicly traded companies based outside the United States. We have made these investments, and may in the future make additional investments in these or other companies, to further our strategic objectives. The success of these strategic investments is dependent on a variety of factors, including the business performance of the companies in which we invest and the market’s assessment of that performance. If the business performance of any of these companies suffers, then the value of our investment may decline. If we determine that an other-than-temporary decline in the fair value exists for one of our equity investments, we will be required to write down that investment to its fair value and recognize the related write-down as an investment loss. Furthermore, there can be no assurance that we will be able to dispose of some or all of an investment on favorable terms, should we decide to do so in the future. Any realized investment loss would adversely affect our results of operations.

•	We may incur property, casualty or other losses not covered by insurance. We maintain a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase our expenses, which could harm our results of operations and financial condition.

•	Our acquisitions, investments and other transactions could disrupt our ongoing business and harm our results of operations. In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities and enter into agreements regarding possible acquisitions, investments and other transactions. These transactions may involve significant challenges and risks, including risks that we may not realize the expected return on an acquisition or investment, that we may not be able to retain key personnel of an acquired business, or that we may experience difficulty in integrating acquired businesses into our business systems and processes. If we do enter into agreements with respect to acquisitions, investments or other transactions, we may fail to complete them due to inability to obtain required regulatory or other approvals or other factors. Furthermore, acquisitions, investments and other transactions require substantial management resources and have the potential to divert our attention from our existing business. These factors could harm our business and results of operations.

•	We face other risks discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this Form 10-K.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our typical pawn store is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small retail operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. Approximately 30% of our pawn stores in Mexico are gold jewelry-only pawn stores with no retail activities, which typically occupy 500 to 1,000 square feet. Short-term consumer loan stores are designed to resemble a bank interior. The typical short-term consumer loan store is approximately 1,000 to 1,500 square feet and is located in a retail strip center. Some of our short-term consumer loan stores adjoin a pawn location and occupy approximately 300 to 500 square feet, with a different entrance, signage, décor, and staffing. From the customers’ perspective, these are viewed as a separate business, but they are covered by the same lease agreement. We maintain property and general liability insurance for each of our stores. Our stores are open six or seven days a week.
We lease substantially all of our locations, and generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between November 30, 2010 and July 31, 2026, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
Below is a summary of changes in the number of store locations during fiscal 2010, 2009 and 2008.

	Fiscal Year Ended September 30,
	2010	2009	2008
Store count at beginning of fiscal year	910	809	731
New stores opened	111	42	80
Acquired stores	16	78	20
Stores closed or consolidated	(31)	(19)	(22)

Store count at end of fiscal year	1,006	910	809

In 2010, we opened 53 Empeño Fácil pawn stores in Mexico, 50 CASHMAX short-term consumer loan stores in Canada and seven U.S pawn stores. We also acquired 16 pawn stores in the U.S. during fiscal 2010.
On an ongoing basis, we may close or consolidate under-performing store locations. In fiscal 2010, we closed 10 short-term consumer loan stores, consolidated 19 short-term consumer loan stores into other existing short-term consumer loan stores and consolidated two U.S. pawn stores into existing pawn stores. In fiscal 2009, we closed eight short-term consumer loan stores and consolidated nine short-term consumer loan stores into other existing short-term consumer loan stores and consolidated two U.S. pawn stores into existing pawn stores.
Of our 450 U.S. short-term consumer loan stores, 158 adjoin a pawn store, but they are covered by the same lease agreement. The lease agreements at approximately 93% of the remaining 292 free-standing U.S. short-term consumer loan stores contain provisions that limit our exposure for additional rent at these stores to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations. Following the passage of such laws in fiscal 2010, we closed or consolidated 11 signature loan stores in Colorado and Wisconsin, resulting in a total rent exposure of approximately $0.2 million.

The following table presents the number of pawn and short-term consumer loan store locations by state or province as of September 30, 2010:

		Short-Term
	Pawn	Consumer	Total
	Locations	Loan Locations	Locations
United States:
Texas	186	290	476
Florida	85	—	85
Colorado	38	34	72
Wisconsin	—	35	35
Oklahoma	20	6	26
Idaho	—	20	20
Utah	—	17	17
Alabama	7	9	16
Nevada	16	—	16
Indiana	15	—	15
Kansas	—	13	13
Missouri	—	13	13
South Dakota	—	7	7
Tennessee	7	—	7
Nebraska	—	6	6
Illinois	5	—	5
Georgia	4	—	4
Louisiana	3	—	3
Mississippi	3	—	3
Arkansas	1	—	1

Total United States Locations	390	450	840

Mexico:
Guanajuato	19	—	19
Veracruz	16	—	16
Jalisco	15	—	15
Puebla	15	—	15
Mexico	11	—	11
Tamaulipas	7	—	7
Michoacán	7	—	7
Querétaro	6	—	6
Oaxaca	6	—	6
Aguascalientes	5	—	5
Tabasco	5	—	5
San Luis Potosí	3	—	3

Total Mexico Locations	115	—	115

Canada:
Ontario	—	51	51

Total Canada Locations	—	51	51

Total Company	505	501	1,006

In addition to our store locations, we lease our Austin, Texas corporate offices totaling 51,600 square feet, and our 3,900 square foot corporate office in Querétaro, Mexico.

The following table presents store data and products offered in each segment as of September 30, 2010:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Pawn stores	390	115	—	505
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	152	158
Short-term consumer loan stores – free standing	—	—	343	343

Total stores in operation	396	115	495	1,006

Stores offering payday loans (including credit services)	59	—	461	520
Stores offering installment loans (including credit services)	—	—	415	415
Stores offering auto title loans (including credit services)	58	—	390	448
Item 3. Legal Proceedings
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Item 4. Removed and Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Non-voting Common Stock (“Class A Common Stock”) is traded on The NASDAQ Stock Market (NASDAQ Global Select Market) under the symbol “EZPW.” As of October 31, 2010, there were 105 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of October 31, 2010.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

		High	Low
Fiscal 2010:
	Fourth quarter ended September 30, 2010	$20.80	$17.88
	Third quarter ended June 30, 2010	23.75	10.07
	Second quarter ended March 31, 2010	22.19	16.43
	First quarter ended December 31, 2009	17.72	12.75
Fiscal 2009:
	Fourth quarter ended September 30, 2009	$13.90	$10.00
	Third quarter ended June 30, 2009	13.86	10.11
	Second quarter ended March 31, 2009	17.01	9.50
	First quarter ended December 31, 2008	19.09	11.00
On October 29, 2010, our Class A Common Stock closed at $21.48 per share.
During the past two fiscal years, we have not declared or paid any dividends and currently do not anticipate paying any cash dividends in the immediate future. Under the terms of our credit agreement, which expires December 31, 2012, payment of dividends is restricted. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Stock Performance Graph
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol IXIC) and the NASDAQ Other Financial Index (ticker symbol IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2005. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with, and is qualified in its entirety by the accompanying consolidated financial statements and related notes:
Selected Financial Data

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
		(in thousands, except per share and store figures)
Operating Data:
Sales	$399,531	$323,596	$232,560	$192,987	$177,424
Pawn service charges	163,695	130,169	94,244	73,551	65,325
Signature loan fees	139,315	133,344	128,478	104,347	71,840
Auto title loan fees	17,707	3,589	—	—	—
Other	12,797	6,758	2,121	1,330	1,263

Total revenues	733,045	597,456	457,403	372,215	315,852
Cost of goods sold	251,122	203,589	139,402	118,007	106,873
Signature loan bad debt	31,709	33,553	37,150	28,508	17,897
Auto title loan bad debt	2,735	380	—	—	—

Net revenues	447,479	359,934	280,851	225,700	191,082
Store operating expenses	236,664	206,237	158,927	133,180	115,438
Administrative expenses	52,740	40,497	34,951	27,171	24,049
Depreciation and amortization	14,661	12,746	12,354	9,812	8,610
(Gain) loss on disposal of assets	1,528	(1,024)	939	(72)	(7)
Interest expense (income), net	1,199	1,144	(57)	(1,373)	(79)
Equity in net income of unconsolidated affiliates	(10,750)	(5,016)	(4,342)	(2,945)	(2,433)
Other	(93)	38	8	—	—

Income before income taxes	151,530	105,312	78,071	59,927	45,504
Income tax expense	54,236	36,840	25,642	22,053	16,245

Net income	$97,294	$68,472	$52,429	$37,874	$29,259

Earnings per common share, diluted	$1.96	$1.42	$1.21	$0.88	$0.69

Cash dividends per common share	$—	$—	$—	$—	$—

Weighted average common shares and share equivalents, diluted	49,576	48,076	43,327	43,230	42,264

Stores operated at end of period	1,006	910	809	731	614

	September 30,
	2010	2009	2008	2007	2006
			(in thousands)
Balance Sheet Data:
Pawn loans	$121,201	$101,684	$75,936	$60,742	$50,304
Signature loans	10,775	8,357	7,124	4,814	2,443
Auto title loans	3,145	1,663	1	—	—
Inventory	71,502	64,001	43,209	37,942	35,616
Working capital	232,713	228,796	159,918	124,871	117,539
Total assets	606,412	492,517	308,720	251,186	197,858
Long-term debt	25,000	35,000	—	—	—
Stockholders’ equity	519,428	415,685	273,050	215,925	170,140

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
The following table presents summary consolidated financial data for our fiscal years ended September 30, 2010 (“current year” or “fiscal 2010”), September 30, 2009 (“prior year” or “fiscal 2009”) and September 30, 2008 (“fiscal 2008”).
Summary Financial Data

	Fiscal Years Ended September 30,
	2010	2009	2008
		(in thousands)
Net revenues:
Sales	$399,531	$323,596	$232,560
Pawn service charges	163,695	130,169	94,244
Signature loan fees	139,315	133,344	128,478
Auto title loan fees	17,707	3,589	—
Other	12,797	6,758	2,121

Total revenues	733,045	597,456	457,403
Cost of goods sold	251,122	203,589	139,402
Signature loan bad debt	31,709	33,553	37,150
Auto title loan bad debt	2,735	380	—

Net revenues	$447,479	$359,934	$280,851

Net Income	$97,294	$68,472	$52,429

Consolidated signature loan data (combined payday loan, installment loan and related credit service activities) are as follows:

	Fiscal Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)
Fee revenue	$139,315	$133,344	$128,478
Bad debt:
Net defaults, including interest on brokered loans	30,699	32,885	34,266
Insufficient funds fees, net of collections	906	1,043	1,239
Change in valuation allowance	(172)	(597)	1,362
Other related costs	276	222	283

Net bad debt	31,709	33,553	37,150

Fee revenue less bad debt	$107,606	$99,791	$91,328

Average signature loan balance outstanding during period (a)	$30,336	$28,926	$28,790
Signature loan balance at end of period (a)	$33,715	$31,341	$30,677
Participating stores at end of period	554	555	548
Signature loan bad debt, as a percent of fee revenue	22.8%	25.2%	28.9%
Net default rate (a) (b)	4.6%	5.0%	5.2%

(a)	Signature loan balances include payday loans and installment loans (net of valuation allowance) recorded on our balance sheet and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans.
At September 30, 2010, we operated a total of 1,006 locations, consisting of 390 U.S. pawn stores (operating as EZPAWN or Value Pawn), 115 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 450 U.S. short-term consumer loan stores (operating primarily as EZMONEY) and 51 short-term consumer loan stores in Canada (operating as CASHMAX). We also own almost 30% of Albemarle & Bond Holdings PLC, one of the U.K.’s largest pawnbroking businesses with over 130 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 500 locations that provide financial services and buy and sell pre-owned merchandise.
We manage our business as three segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 444 stores in the United States and 51 stores in Canada. The following tables present store data and products offered in each segment:

	Year Ended September 30, 2010
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	375	62	473	910
New openings	7	53	51	111
Acquired	16	—	—	16
Sold, combined, or closed	(2)	—	(29)	(31)

End of period	396	115	495	1,006

Average number of stores during the period	381	84	481	946

Composition of ending stores:
Pawn	390	115	—	505
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	152	158
Short-term consumer loan stores — free standing	—	—	343	343

Total stores in operation	396	115	495	1,006

Stores offering payday loans (including credit services)	59	—	461	520
Stores offering installment loans (including credit services)	—	—	415	415
Stores offering auto title loans (including credit services)	58	—	390	448

	Year Ended September 30, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	38	471	809
New openings	—	23	19	42
Acquired	77	1	—	78
Sold, combined, or closed	(2)	—	(17)	(19)

End of period	375	62	473	910

Average number of stores during the period	360	45	473	878

Composition of ending stores:
Pawn	369	62	—	431
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	151	157
Short-term consumer loan stores — free standing	—	—	322	322

Total stores in operation	375	62	473	910

Stores offering payday loans (including credit services)	82	—	473	555
Stores offering installment loans (including credit services)	—	—	194	194
Stores offering auto title loans (including credit services)	68	—	263	331

	Year Ended September 30, 2008
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	300	4	427	731
New openings	—	14	66	80
Acquired	—	20	—	20
Sold, combined, or closed	—	—	(22)	(22)

End of period	300	38	471	809

Average number of stores during the period	300	26	449	775

Composition of ending stores:
Pawn	294	38	—	332
Short-term consumer loan stores adjoining U.S. pawn stores	6	—	152	158
Short-term consumer loan stores — free standing	—	—	319	319

Total stores in operation	300	38	471	809

Stores offering payday loans (including credit services)	77	—	471	548
Stores offering installment loans (including credit services)	—	—	90	90
Stores offering auto title loans (including credit services)	—	—	—	—
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $80 and $120 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.
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
One indicator of lower marketability is how long we have held the inventory. The table below summarizes the age of our inventory and the related valuation allowance on a consolidated basis:

	September 30, 2010		September 30, 2009		September 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Jewelry:
Gross inventory held one year or less	$33,649	81.4%	$28,338	78.1%	$20,381	80.3%
Gross inventory held more than one year	7,705	18.6%	7,953	21.9%	5,001	19.7%

Total jewelry inventory, gross	41,354	100.0%	36,291	100.0%	25,382	100.0%

General merchandise:
Gross inventory held one year or less	34,306	95.7%	31,246	93.5%	20,455	93.6%
Gross inventory held more than one year	1,551	4.3%	2,183	6.5%	1,400	6.4%

Total general merchandise, gross	35,857	100.0%	33,429	100.0%	21,855	100.0%

Total inventory:
Gross inventory held one year or less	67,955	88.0%	59,584	85.5%	40,836	86.4%
Gross inventory held more than one year	9,256	12.0%	10,136	14.5%	6,401	13.6%

Total inventory, gross	77,211	100.0%	69,720	100.0%	47,237	100.0%
Valuation allowance	(5,709)	(7.4%)	(5,719)	(8.2%)	(4,028)	(8.5%)

Total inventory, net	$71,502		$64,001		$43,209

We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 7.4% of gross inventory at September 30, 2010 compared to 8.2% at September 30, 2009. Changes in the valuation allowance are charged to merchandise cost of goods sold.
At September 30, 2010, 290 of our U.S. short-term consumer loan stores and 34 of our U.S. pawn stores offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $550. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 20% of the loan amount for our credit services offered in connection with payday loans. In 289 of the U.S. short-term consumer loan stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans offered in connection with our credit services typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,060. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2010, payday loans comprised 96% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 4%.
We earn signature loan fee revenue on our payday loans. In 19 U.S. pawn stores, 126 U.S. short-term consumer loan stores and 51 Canadian short-term consumer loan stores we make payday loans subject to state or provincial law. The average payday loan amount is approximately $430 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
In 126 of our U.S. short-term consumer loan stores, we make installment loans subject to state law. Outside Colorado, these installment loans typically carry a term of five months, with ten equal installment payments due on the customer’s paydays. On those loans, we typically charge a fee of 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. Outside Colorado, loan principal amounts range from $525 to $3,000 but average approximately $1,300. In August 2010, we stopped offering payday loans in Colorado because of a legislative change and instead began offering six-month installment loans ranging from $100 to $500 in principal, with a 45% annual interest rate plus certain finance charges and maintenance fees. Including loans made in Colorado, the loan principal amount of installment loans made after introducing installment loans in Colorado averaged approximately $500.
At September 30, 2010, 390 of our U.S. short-term consumer loan stores and 58 of our U.S. pawn stores offered auto title loans or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $9,000, but average about $740. We earn a fee of 12.5% to 25% of auto title loan amounts.
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
In the fiscal year ended September 30, 2010 we acquired sixteen pawn stores located in the Chicago metropolitan area, Central and South Florida, Corpus Christi, Texas and Las Vegas, Nevada for approximately $21.8 million in cash. The stores were acquired from five separate sellers. The results of all acquired stores have been consolidated with our results since their acquisition.
Recently, legislation adversely affecting our business was enacted in Colorado and Wisconsin. The Colorado law, which became effective in August 2010, essentially eliminated the traditional short-term payday loan product by requiring that payday loans have a minimum term of six months and changed the allowed fees. The Wisconsin law, which becomes effective January 1, 2011, limits the availability of payday loans and completely eliminates auto title loans. Although we decided to close or consolidate 11 of our 80 short-term consumer loan stores in those states, we are continuing to operate in the remaining stores with new or modified products that fit within the new regulatory frameworks and are evaluating the feasibility of additional product offerings to enhance our business in those stores. If we are unable to continue to operate profitably under the new laws in either or both of these states, or if adverse legislation is passed in other states, we may decide to close or consolidate additional stores. Included in the current year is a $0.7 million charge related to the closure of the 11 stores in Colorado and Wisconsin. Of the total, $0.5 million is recorded as a loss on disposal of assets and $0.2 million is recorded as operating expense for final rent and severance costs at these stores.
In fiscal 2010, consolidated total revenues increased 23%, or $135.6 million, to $733.0 million, compared to the prior year. Same store total revenues increased 14%. The overall increase in total consolidated revenues was comprised of a $75.9 million increase in merchandise and jewelry scrapping sales, a $33.5 million increase in pawn service charges, a $14.1 million increase in auto title loan fees, a $6.0 million increase in signature loan fees, and a $6.1 million increase in other revenues.
In fiscal 2010, the U.S. Pawn Operations segment contributed $40.9 million greater store operating income compared to the prior year, primarily as the result of a $30.1 million increase in pawn service charges, a $25.8 million increase in gross profit on merchandise and jewelry scrapping sales and a $5.6 million increase in other revenues, partially offset by higher operating costs. The Empeño Fácil segment contributed $0.4 million greater store operating income compared to the prior year, with a 64% growth in net revenues mostly offset by higher operating costs at new stores. Our EZMONEY Operations segment contributed $15.7 million greater store operating income, primarily from new products and an improvement in bad debt as a percent of fees. After a $12.2 million increase in administrative expenses, a $1.9 million increase in depreciation and amortization and a $1.5 million loss on the sale/disposal of assets compared to a $1.0 million gain in fiscal 2009, operating income increased $40.4 million to $141.9 million. After a $5.7 million increase in our equity in the income of our unconsolidated affiliates and a $17.4 million increase in income taxes and other smaller items, our consolidated net income improved to $97.3 million in the current year from $68.5 million in the prior year.
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
PAWN LOAN AND SALES REVENUE RECOGNITION: We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market value of the property. We record sales revenue and the related cost when this inventory is sold, or when we receive the final payment on a layaway sale.
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

ALLOWANCE FOR LOSSES ON SIGNATURE LOAN CREDIT SERVICES: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At September 30, 2010, the allowance for Expected LOC Losses on signature loans was $1.3 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $24.4 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
SIGNATURE LOAN ALLOWANCE FOR LOSSES: We provide an allowance for losses on signature loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to signature loan bad debt. We record changes in the fee receivable valuation allowance to signature loan fee revenue. At September 30, 2010, the combined allowances for uncollectible principal and interest on payday loans were $0.4 million.
AUTO TITLE LOAN CREDIT SERVICE FEE REVENUE RECOGNITION: We earn auto title loan credit service fees when we assist customers in obtaining auto title loans from unaffiliated lenders. We recognize the fee revenue ratably over the life of the loan, and reserve the percentage of fees we expect not to collect. Auto title loan credit service fee revenue is included in “Auto title loan fees” on our statements of operations.
BAD DEBT AND ALLOWANCE FOR LOSSES ON AUTO TITLE LOAN CREDIT SERVICES: We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets. At September 30, 2010, the allowance was $0.4 million and our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $7.2 million.

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
INVENTORY: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market value, we record an allowance for excess, obsolete or slow moving inventory based on the type and age of merchandise. At September 30, 2010, the inventory valuation allowance was $5.7 million, or 7.4% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold. The accuracy of our inventory allowance is dependent on our ability to predict future events based on historical trends. Unexpected variations in the amount, age or composition of our inventory could cause us to increase or decrease our inventory allowance.
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
STOCK COMPENSATION: We account for stock compensation in accordance with the fair value recognition provisions of FASB Accounting Standards Codification (“ASC”) 718-10-25 (Compensation-Stock Compensation). The fair value of restricted stock is measured as the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant. We have not granted any stock options since fiscal 2007. When granted, our policy is to estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a straight-line basis over the options’ vesting periods.
FAIR VALUE: We adopted FASB ASC 820-10 (Fair Value Measurements) and 825-10 (The Fair Value Option for Financial Assets and Liabilities) on October 1, 2008, resulting in no impact on our financial position, results of operations or cash flows. See Note A to our Consolidated Financial Statements for further discussion.
ACQUISITIONS: We adopted FASB ASC 805-10-65 (Business Combinations — Revised) on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. In accordance with FASB ASC 805-10-65, we allocate the total acquisition price to the fair value of assets and liabilities acquired and now immediately expense transaction costs that have historically been included in the purchase price allocation under previous accounting standards.

Results of Operations
Fiscal 2010 Compared to Fiscal 2009
The following discussion compares our results of operations for the current year ended September 30, 2010 to the prior year ended September 30, 2009. It should be read with the accompanying consolidated financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Year Ended September 30,
	2010	2009
	(Dollars in thousands)
Sales	$378,265	$313,048
Pawn service charges	154,505	124,396
Signature loan fees	1,930	2,293
Auto title loan fees	1,659	1,313
Other	12,268	6,646

Total revenues	548,627	447,696

Cost of goods sold	236,356	196,914
Signature loan bad debt	641	828
Auto title loan bad debt	236	124

Net revenues	311,394	249,830

Operations expense	161,145	140,525

Store operating income	$150,249	$109,305

Other data:
Gross margin on sales	38%	37%
Annual inventory turnover	3.9x	3.7x
Average pawn loan balance per pawn store at year end	$292	$266
Average inventory per pawn store at year end	$171	$166
Average yield on pawn loan portfolio (a)	156%	150%
Pawn loan redemption rate	81%	79%
Average signature loan balance per store offering signature loans at year end (b)	$12	$9
Average auto title loan balance per store offering auto title loans at year end (c)	$15	$14

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn Operations segment total revenues increased $100.9 million, or 23% from the prior year to $548.6 million. Same store total revenues increased $57.6 million, or 13%. The overall increase in total revenues was comprised of a $65.2 million increase in merchandise and jewelry scrapping sales, a $30.1 million increase in pawn service charges and a $5.6 million increase in other revenues. In fiscal 2010, we opened seven new U.S. pawn stores and acquired sixteen U.S. pawn stores for $21.8 million.

Our current year U.S. pawn service charge revenue increased 24%, or $30.1 million, from the prior year to $154.5 million. Same store pawn service charges increased $19.4 million, or 16%, and new and acquired stores net of closed stores contributed $10.7 million. The same store improvement was due to a higher average same store pawn loan balance coupled with a six percentage point higher yield. The yield improved primarily due to a higher loan redemption rate as we focused on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan. Inventory purchases from customers increased 51% compared to the prior year.
The table below summarizes our sales volume, gross profit and gross margins:

	Year Ended September 30,
	2010	2009
	(Dollars in millions)
Merchandise sales	$214.6	$196.0
Jewelry scrapping sales	163.7	117.0

Total sales	378.3	313.0

Gross profit on merchandise sales	$82.8	$74.9
Gross profit on jewelry scrapping sales	59.1	41.3

Gross margin on merchandise sales	38.6%	38.2%
Gross margin on jewelry scrapping sales	36.1%	35.3%
Overall gross margin	37.5%	37.1%
The current year merchandise sales gross profit increased $7.9 million, or 11%, from the prior year to $82.8 million. This was due to a $17.4 million increase in sales from new and acquired stores net of closed stores, a 0.4 percentage point improvement in gross margin to 38.6%, and a $1.2 million or 1% increase in same store sales.
Gross profit on jewelry scrapping sales increased $17.8 million, or 43%, from the prior year to $59.1 million on greater volume and a 0.8 percentage point improvement in gross margins to 36.1%. Including a $14.1 million increase from stores acquired late in the first fiscal quarter of 2009, scrapping revenues increased $46.7 million, or 40%, on 9% more volume, while proceeds realized per gram of jewelry scrapped increased 28%. Jewelry scrapping sales include the sale of approximately $3.2 million in the current year and $1.2 million in the prior year of loose diamonds removed from scrapped jewelry. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased $28.8 million, or 38%.
Other revenues include merchandise sale related programs and layaway fees. Other revenues increased to $12.3 million in the current year, from $6.6 million in the prior year, primarily from the introduction and growth of new programs and an increase in layaway transactions, following enhancements to our layaway program to make layaways more affordable to our customers.
Operations expense increased to $161.1 million (52% of net revenues) in the current year from $140.5 million (56% of net revenues) in the prior year. The dollar increase in expense was primarily due to higher operating costs at new and acquired stores and higher incentive compensation. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current year, the $61.5 million greater net revenue from U.S. pawn activities, the $20.6 million higher operations expense and offsetting changes in contributions from signature loans and auto title loans resulted in a $40.9 million overall increase in store operating income from the U.S. Pawn Operations segment. For the current and prior year, the segment comprised 71% of consolidated store operating income.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Year Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Pesos in thousands)
Sales	$20,911	$10,539	$267,133	$141,850
Pawn service charges	9,190	5,773	117,575	77,715
Other	508	112	6,492	1,493

Total revenues	30,609	16,424	391,200	221,058
Cost of goods sold	14,596	6,669	186,389	89,733

Net revenues	16,013	9,755	204,811	131,325
Operations expense	11,658	5,833	149,116	78,493

Store operating income	$4,355	$3,922	$55,695	$52,832

Other data:
Gross margin on sales	30%	37%	30%	37%
Annual inventory turnover	4.3x	2.4x	4.3x	2.4x
Average pawn loan balance per pawn store at year end	$63	$58	$789	$781
Average inventory per pawn store at year end	$43	$45	$536	$611
Average yield on pawn loan portfolio (a)	182%	168%	182%	168%
Pawn loan redemption rate	75%	82%	75%	82%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current year results from Mexican pesos to U.S. dollars was 5% stronger than in the prior year, affecting all revenue and expense items. Store operating income improved 11% in dollars and 5% in peso terms. The 64% increase in net revenues was mostly offset by higher costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 46% of the stores open at September 30, 2010 had been open less than a year. We opened 53 new stores in the current year, 34 of which are Empeñe su Oro jewelry-only pawn stores. These jewelry-only stores are much smaller and require less staff than our typical pawn stores, but also carry smaller average loan balances per store and immediately sell for scrap any forfeited loan collateral.
Empeño Fácil’s total revenues increased $14.2 million, or 86%, in the current year to $30.6 million. Same store total revenues increased $6.4 million or 39%, and new stores contributed $7.8 million. The overall increase in total revenues was comprised of a $10.4 million increase in merchandise and jewelry scrapping sales, a $3.4 million increase in pawn service charges and a $0.4 million increase in other revenues.
Empeño Fácil’s pawn service charge revenues increased $3.4 million, or 59%, in the current year to $9.2 million. Same store pawn service charges increased approximately $1.9 million, or 34%, and new stores contributed $1.5 million. The same store increase was due to an improvement in the average pawn loan yield coupled with an increase in average loan balance during the period. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.

The table below presents our sales volume, gross profit and gross margins in the Empeño Fácil segment:

	Year Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)		(Pesos in millions)
Merchandise sales	$13.5	$8.6	$173.0	$116.4
Jewelry scrapping sales	7.4	1.9	94.1	25.5

Total sales	20.9	10.5	267.1	141.9

Gross profit on merchandise sales	$5.1	$3.2	$64.7	$43.7
Gross profit on jewelry scrapping sales	1.2	0.6	16.0	8.4

Gross margin on merchandise sales	37.4%	37.6%	37.4%	37.6%
Gross margin on jewelry scrapping sales	16.9%	32.8%	16.9%	32.8%
Overall gross margin	30.2%	36.7%	30.2%	36.7%
The current year’s merchandise gross profit increased $1.9 million, or 56%, from the prior year to $5.1 million. This was due to a $2.7 million, or 31% same store sales increase and $2.2 million in sales from new stores, partially offset by a 0.2 percentage point decrease in gross margins to 37.4%.
The gross profit on jewelry scrapping sales increased $0.6 million to $1.2 million. The $5.5 million increase in proceeds was mostly offset by a decrease in jewelry scrapping margins to 16.9%, compared to 32.8% in the prior year. The significant volume increase and the margin decrease are due primarily to the introduction of our new Empeñe su Oro jewelry-only pawn stores. As these new jewelry-only stores open, the gold values employed are aggressive in the marketplace in order to establish both the new store and the brand. We expect typical jewelry scrapping margins in Mexico to remain between 15% and 20% as these stores mature.
Operations expense increased to $11.7 million (73% of net revenues) in the current year from $5.8 million (60% of net revenues) in the prior year. The increase was due primarily to new stores which typically produce a loss in their first several quarters of operation.
In the current year, the $6.3 million greater net revenues were mostly offset by the $5.9 million higher operations expense, resulting in a $0.4 million increase in store operating income for the segment. Empeño Fácil made up 2% of consolidated store operating income in the current year compared to 3% in the prior year. We expect Empeño Fácil’s operating income to grow as a percentage of our consolidated income in future periods as recently opened stores begin to mature, and new stores comprise a smaller percentage of the total stores.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Year Ended September 30,
	2010	2009
	(Dollars in thousands)
Signature loan fees	$137,385	$131,051
Auto title loan fees	16,048	2,276
Jewelry scrapping sales	355	9
Other revenues	21	—

Total revenues	153,809	133,336

Signature loan bad debt	31,068	32,725
Auto title loan bad debt	2,499	256
Jewelry scrapping cost of goods sold	170	6

Net revenues	120,072	100,349

Operations expense	63,861	59,879

Store operating income	$56,211	$40,470

Other data:
Signature loan bad debt as a percent of signature loan fees	22.6%	25.0%
Auto title loan bad debt as a percent of auto title loan fees	15.6%	11.2%
Average signature loan balance per store offering signature loans at year end (a)	$67	$65
Average auto title loan balance per store offering auto title loans at year end (b)	$23	$11

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $20.5 million, or 15%, to $153.8 million, compared to the prior year. This was due to a $20.8 million, or 16%, increase in same store total revenues partially offset by a $0.3 million decrease due to closed or consolidated stores net of revenues from new stores. Auto title loans and installment loans represented 95% of the growth in the segment’s total revenues. In the current year, we opened 50 stores in Canada and closed one, bringing our total there to 51.
In August 2010, we stopped offering short-term payday loans in Colorado and instead began offering six-month installment loans ranging from $100 to $500 in principal, with a 45% interest rate plus finance charges and maintenance fees in accordance with a new state statute. This has shifted some of our signature loan balance from payday loans to installment loans, which is a lower yielding product, but gives us the ability to continue to serve that customer base.
The segment’s signature loan net revenue increased $8.0 million, or 8%, compared to fiscal 2009. The increase resulted primarily from the rapid growth in installment loans and a 2.4 percentage point improvement in bad debt to 22.6% of fees, net of the drag from new stores and closed or consolidated stores. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.

The segment’s net revenues from auto title loans increased to $13.5 million in the current year with bad debt at 15.6% of related fees. This loan product is relatively new and had little volume in the prior year. We expect continued growth in the contribution from auto title loans as the product matures in the 390 EZMONEY stores now offering the product. Due to a new Wisconsin law that will take effect January 1, 2011, we will no longer offer auto title loans in Wisconsin.
The EZMONEY segment began buying and scrapping gold jewelry in the current year, generating $0.2 million of gross profit, with a 52% gross margin.
Operations expense increased to $63.9 million (53% of net revenues) from $59.9 million (60% of net revenues) in the prior year. The increase was mostly from additional labor, rent and other costs at new stores net of closed stores.
In the current year, the $8.0 million increase in net revenues from signature loans, $11.5 million increase in net revenues from auto title loans and $0.2 million in scrap sales gross profit were partially offset by $4.0 million greater operations expense, resulting in a $15.7 million net increase in store operating income from the EZMONEY Operations segment. For the current year, EZMONEY Operations comprised 27% of consolidated store operating income compared to 26% in fiscal 2009.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in the current year were $52.7 million (12% of net revenues) compared to $40.5 million (11% of net revenues) in the prior year. This increase was primarily due to an $8.9 million increase in administrative labor and benefits, a $2.1 million increase in professional fees and a $0.8 million increase in stock compensation. Included in the increased labor and benefits is a higher accrual for incentive compensation reflective of the year’s strong earnings performance and additional investments made in infrastructure to support our growth. In the first fiscal quarter of the prior year, administrative expense includes a $1.1 million bonus to two executives upon their exercise of employee stock options granted in 1998. Terms of the grants required us to pay a cash bonus to the two executives equal to the related tax savings realized by the company. We do not expect this to recur, as no other outstanding options contain similar terms. We do expect to recognize a one-time $10.8 million pre-tax charge in administrative expense in the quarter ending December 31, 2010 following the October 2010 retirement of our former Chief Executive Officer. The total charge includes $3.4 million attributable to cash payments and $7.4 million attributable to the vesting of restricted stock.
Depreciation and amortization expense was $14.7 million in the current year, compared to $12.7 million in the prior year. Depreciation on assets placed in service, primarily related to acquired pawn stores and new stores, was partially offset by assets that were retired or became fully depreciated during the year.
In the current year, we recognized a $1.5 million loss on the closure or consolidation of several stores, including the 11 EZMONEY stores in the states of Wisconsin and Colorado, compared to a $1.0 million gain on disposal of assets in the prior year. In the prior year, insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $15 million by September 30, 2010 through quarterly installments of $2.5 million each. Our $1.2 million net interest expense in the current year and $1.1 million in the prior year represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit, partially offset by interest income on our invested cash. Borrowings were outstanding for only three quarters of the prior year but were outstanding for the entire current year. This was mostly offset by the quarterly amortization of loan principal and lower interest rates in the current year.
Our equity in the net income of Albemarle & Bond increased $1.8 million, or 36% in the current year to $6.8 million as a result of Albemarle & Bond’s higher earnings, partially offset by a weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia for approximately AUS $54.1 million (approximately U.S. $49.6 million). We acquired 16,200,000 additional shares on May 20, 2010 at a cost of AUS $9.7 million (approximately U.S. $8.2 million), which increased our ownership level to approximately 33%. In the current year our equity in the net income of Cash Converters was $3.9 million, accounted for on a 3-month lag.
The current year’s income tax expense was $54.2 million (35.8% of pretax income) compared to $36.8 million (35.0% of pretax income) in the prior year. The increase in the effective tax rate is primarily due to an increase in the valuation allowance established for the operating losses in our Canada operations during their start-up period in the current year. We estimate our effective tax rate in the year ending September 30, 2011 will be approximately 35.5%.
Consolidated operating income for the current year improved $40.4 million, or 40%, over the prior year to $141.9 million. Contributing to this were the $40.9 million, $15.7 million and $0.4 million increases in store operating income in our U.S. Pawn, EZMONEY and Empeño Fácil segments, respectively, partially offset by the $12.2 million increase in administrative expenses, the $1.9 million increase in depreciation and amortization and the $2.5 million increase in loss on disposal of assets. After a $5.7 million increase in our equity interest in the earnings of unconsolidated affiliates and a $17.4 million increase in income taxes and other smaller items, net income improved $28.8 million, or 42%, to $97.3 million in fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008
The following discussion compares our results of operations for the year ended September 30, 2009 to the year ended September 30, 2008. It should be read with the accompanying consolidated financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Year Ended September 30,
	2009		2008
	(Dollars in thousands)
Sales	$313,048		$225,747
Pawn service charges	124,396		89,431
Signature loan fees	2,293		2,782
Auto title loan fees	1,313		—
Other	6,646		2,116

Total revenues	447,696		320,076

Cost of goods sold	196,914		135,142
Signature loan bad debt	828		1,108
Auto title loan bad debt	124		—

Net revenues	249,830		183,826

Operations expense	140,525		98,581

Store operating income	$109,305		$85,245

Other data:
Gross margin on sales	37%		40%
Annual inventory turnover	3.7	x	3.5	x
Average pawn loan balance per pawn store at year end	$266		$243
Average inventory per pawn store at year end	$166		$137
Average yield on pawn loan portfolio (a)	150%		146%
Pawn loan redemption rate	79%		79%
Average signature loan balance per store offering signature loans at year end (b)	$9		$11
Average auto title loan balance per store offering auto title loans at year end (c)	$14		$—

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the period divided by the average pawn loan balance during the period.

(b)	Signature loan balances include payday loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(c)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The U.S. Pawn segment total revenues increased $127.6 million, or 40%, from fiscal 2008 to $447.7 million. Same store total revenues increased $15.6 million, or 5%, and acquired stores contributed $112.0 million. The overall increase in total revenues was comprised of an $87.3 million increase in merchandise and jewelry scrapping sales, a $35.0 million increase in pawn service charges, a $4.5 million increase in other revenues and $1.3 million in auto title loan revenues, offset by a $0.5 million decrease in signature loan revenues. The U.S. Pawn segment accounted for 75% of our consolidated total revenues in fiscal 2009.

Our fiscal 2009 U.S. pawn service charge revenue increased 39%, or $35.0 million, from fiscal 2008 to $124.4 million. Same store pawn service charges increased $7.7 million, or 9%, and acquired stores contributed $27.3 million. The same store improvement was due primarily to an 8% higher average pawn loan balance. We estimate fiscal 2008 pawn service charges were reduced $0.6 million by temporary store closures from Hurricane Ike in September 2008.
The table below summarizes our sales volume, gross profit and gross margins:

	Year Ended September 30,
	2009	2008
	(Dollars in millions)
Merchandise sales	$196.0	$149.9
Jewelry scrapping sales	117.0	75.8

Total sales	313.0	225.7

Gross profit on merchandise sales	$74.9	$61.0
Gross profit on jewelry scrapping sales	41.3	29.6

Gross margin on merchandise sales	38.2%	40.7%
Gross margin on jewelry scrapping sales	35.3%	39.0%
Overall gross margin	37.1%	40.1%
Fiscal 2009 merchandise sales gross profit increased $13.9 million, or 23%, from fiscal 2008 to $74.9 million. This was due to $46.8 million in sales from the 77 U.S. pawn stores acquired in November and December 2008, partially offset by a $0.7 million, or 0.5%, decrease in same store sales and a 2.5 percentage point decrease in gross margins to 38.2%. Same store sales of general merchandise increased 5%, while same store jewelry sales decreased 6% as gold jewelry became more expensive and as customer purchases of luxury items slowed in the recessionary environment. The decrease in gross margins was due primarily to more aggressive discounting of jewelry in a more challenging retail environment in fiscal 2009. We estimate temporary store closures from Hurricane Ike in September 2008 reduced fiscal 2008’s gross profit on merchandise sales approximately $0.2 million.
Gross profit on jewelry scrapping sales increased $11.7 million, or 39%, from fiscal 2008 to $41.3 million on greater volume and a 3.7 percentage point decrease in gross margins to 35.3%. Acquired stores contributed $13.4 million, offset by a $1.7 million same store decrease in scrap gross profit. Including $35.8 million from acquired stores, scrapping revenues increased $41.2 million, or 54%, on 55% more volume while proceeds realized per gram of jewelry scrapped remained relatively constant. Jewelry scrapping sales in both fiscal 2009 and 2008 include the sale of approximately $1.2 million of loose diamonds removed from scrapped jewelry. Primarily as a result of the increased volume, scrap cost of goods increased $29.5 million.
The U.S. pawn segment began offering auto title loans with its acquisition of 11 pawn stores in the Las Vegas, Nevada area in mid-November 2008 and expanded to a total of 68 stores by September 30, 2009. The segment’s auto title loan contribution, or fees less bad debt, was $1.2 million in fiscal 2009, with bad debt at 9.4% of fees.
Operations expense increased to $140.5 million (56% of net revenues) in fiscal 2009 from $98.6 million (54% of net revenues) in fiscal 2008. The increase in dollar and percentage terms was primarily due to higher operating costs at acquired stores.
In fiscal 2009, the $65.0 million greater net revenue from U.S. pawn activities and the $1.2 million in auto title loan contribution, partially offset by a $0.2 million decrease in contribution from signature loans and the $41.9 million higher operations expense, resulted in a $24.1 million overall increase in store operating income from the U.S. Pawn Operations segment compared to fiscal 2008. Acquired stores comprised $20.1 million of the $24.1 million increase in the segment’s store operating income. For the year, the segment comprised 71% of consolidated store operating income compared to 70% in fiscal 2008.

Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Year Ended September 30,
	2009		2008		2009		2008
	(Dollars in thousands)				(Pesos in thousands)
Sales	$10,539		$6,813		$141,850		$72,004
Pawn service charges	5,773		4,813		77,715		50,859
Other	112		5		1,493		49

Total revenues	16,424		11,631		221,058		122,912
Cost of goods sold	6,669		4,260		89,733		44,997

Net revenues	9,755		7,371		131,325		77,915
Operations expense	5,833		4,141		78,493		43,789

Store operating income	$3,922		$3,230		$52,832		$34,126

Other data:
Gross margin on sales	37%		37%		37%		37%
Annual inventory turnover	2.4	x	2.5	x	2.4	x	2.5	x
Average pawn loan balance per pawn store at year end	$58		$120		$781		$1,290
Average inventory per pawn store at year end	$45		$75		$611		$810
Average yield on pawn loan portfolio (a)	168%		137%		168%		137%
Pawn loan redemption rate	82%		84%		82%		84%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s fiscal 2009 results from Mexican pesos to U.S. dollars was 22% lower than in fiscal 2008. This weaker peso relative to the U.S. dollar affected all revenue and expense items when translated into U.S. dollars. A 55% higher store operating income in pesos resulted in a $0.7 million or 21% improvement in store operating income to $3.9 million when translated into U.S. dollars.
Empeño Fácil’s total revenues increased $4.8 million, or 41%, in fiscal 2009 to $16.4 million. Same store total revenues increased $0.6 million or 5%, and new stores contributed $4.2 million. The overall increase in total revenues was comprised of a $3.7 million increase in merchandise and jewelry scrapping sales, a $1.0 million increase in pawn service charges and a $0.1 million increase in other revenues. The Empeño Fácil segment accounted for 3% of our consolidated total revenues in fiscal 2009. Total revenues increased 80% when denominated in pesos.
Empeño Fácil’s pawn service charge revenues increased $1.0 million, or 20%, in fiscal 2009 to $5.8 million. Same store pawn service charges decreased approximately $0.2 million, or 5%, and new stores contributed $1.2 million. In Mexican pesos, pawn service charge revenue increased 53% and the average pawn loan balance increased 17%. The average pawn loan yield increased 31 percentage points to 168% primarily due to an increase in pawn service charge rates in certain geographic areas compared to fiscal 2008.

The table below presents our sales volume, gross profit and gross margins in the Empeño Fácil segment:

	Year Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)		(Pesos in millions)
Merchandise sales	$8.6	$5.9	$116.4	$62.3
Jewelry scrapping sales	1.9	0.9	25.5	9.7

Total sales	10.5	6.8	141.9	72.0

Gross profit on merchandise sales	$3.2	$2.2	$43.7	$23.3
Gross profit on jewelry scrapping sales	0.6	0.4	8.4	3.7

Gross margin on merchandise sales	37.6%	37.3%	37.6%	37.3%
Gross margin on jewelry scrapping sales	32.8%	38.3%	32.8%	38.3%
Overall gross margin	36.7%	37.5%	36.7%	37.5%
Fiscal 2009’s merchandise gross profit increased $1.0 million, or 47%, from fiscal 2008 to $3.2 million. This was due to a $0.4 million, or 7% (36% in pesos) same store sales increase and $2.3 million in sales from new stores, combined with a 0.3 percentage point increase in gross margins to 37.6%. The gross profit on jewelry scrapping sales increased $0.2 million or 77% (126% in pesos) from fiscal 2008 to $0.6 million. This was due to a $1.0 million increase in scrap sales on 82% more volume, partially offset by a 5.5 percentage point decrease in gross margins.
Operations expense increased to $5.8 million (60% of net revenues) in fiscal 2009 from $4.1 million (56% of net revenues) in fiscal 2008. The increase was due primarily to new stores which typically produce a loss in their first several quarters of operation. When denominated in pesos, operations expense increased 79%.
In fiscal 2009, the $2.4 million greater net revenues were partially offset by the $1.7 million higher operations expense, resulting in a $0.7 million increase in store operating income for the segment. When denominated in pesos, operating income increased 55%. Empeño Fácil made up 3% of consolidated store operating income in both fiscal 2009 and 2008.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Year Ended September 30,
	2009	2008
	(Dollars in thousands)
Signature loan fees	$131,051	$125,696
Auto title loan fees	2,276	—
Jewelry scrapping sales	9	—

Total revenues	133,336	125,696

Signature loan bad debt	32,725	36,042
Auto title loan bad debt	256	—
Jewelry scrapping cost of goods sold	6	—

Net revenues	100,349	89,654

Operations expense	59,879	56,205

Store operating income	$40,470	$33,449

Other data:
Signature loan bad debt as a percent of signature loan fees	25.0%	28.7%
Auto title loan bad debt as a percent of auto title loan fees	11.2%	—
Average signature loan balance per store offering signature loans at year end (a)	$65	$63
Average auto title loan balance per store offering auto title loans at year end (b)	$11	$—

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $7.6 million, or 6%, to $133.3 million, compared to fiscal 2008. This was due to a $3.8 million, or 3%, increase in same store total revenues and $3.8 million of total revenues at new stores net of closed stores. The EZMONEY Operations segment accounted for 22% of fiscal 2009’s consolidated total revenues.
The segment’s signature loan net revenue increased $8.7 million, or 10%, compared to fiscal 2008. The increase resulted from the new stores’ contribution net of closed stores and a 3.7 percentage point improvement in bad debt to 25.0% of fees. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
The segment’s net revenues from auto title loans were $2.0 million in fiscal 2009, with bad debt at 11.2% of related fees. These loans were not offered in fiscal 2008.
Operations expense increased to $59.9 million (60% of net revenues) from $56.2 million (63% of net revenues) in fiscal 2008. The increase was mostly from additional labor, rent and other costs at new and existing stores net of closed stores.
Included in fiscal 2008’s results is a $0.5 million charge to the EZMONEY segment’s operating income related to the closure of eleven Florida stores following a regulatory action. Approximately $0.2 million was recorded as a reduction of fee revenue, and $0.3 million was recorded as bad debt in fiscal 2008 based on the increase in loans that were not collected as a result of these store closures.
In fiscal 2009, the $8.7 million increase in net revenues from signature loans, $2.0 million net revenues from auto title loans and $3.7 million greater operations expense resulted in a $7.0 million net increase in store operating income from the EZMONEY Operations segment. For fiscal 2009, EZMONEY Operations comprised 26% of consolidated store operating income compared to 27% in fiscal 2008.
Other Items
The items discussed below affect our consolidated financial results, but are not allocated between segments.
Administrative expenses in fiscal 2009 were $40.5 million (11% of net revenues) compared to $35.0 million (12% of net revenues) in fiscal 2008. Excluding $1.5 million fiscal 2009 expense directly attributable to the 78 stores acquired in November and December 2008 and a $0.6 million settlement of a lawsuit in fiscal 2008, administrative expenses increased $4.6 million. This increase was primarily due to a $3.3 million rise in administrative labor and benefits as we continued to build the infrastructure to support our growth, a $0.5 million software license dispute settlement, and a $0.4 million increase in professional fees. In fiscal 2009, we realized a $1.1 million cash tax savings upon the exercise of stock options granted in 1998 to our Chief Financial Officer and Chairman of the Board. Terms of the grants required us to pay a bonus to the executives equal to the tax savings realized. Although these items were cash neutral, the tax savings were recorded primarily as an addition to stockholders’ equity, while the bonus was recorded as administrative expense. This charge is included in the $3.3 million increase in administrative labor and benefits. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $12.7 million in fiscal 2009, compared to $12.4 million in fiscal 2008. Depreciation on assets placed in service, primarily related to acquired pawn stores and new EZMONEY and Empeño Fácil stores, was largely offset by assets that were retired or became fully depreciated in the period.
In fiscal 2009, we recognized a $1.0 million net gain on the disposal of assets as insurance proceeds received for destroyed assets exceeded the net book value of those assets, most of which were replaced. In fiscal 2008, we incurred a $0.9 million loss on disposal of assets.
We earned $0.3 million of interest income on our invested cash in fiscal 2009 for a rate of return of 0.8%. In fiscal 2008, we earned $0.5 million of interest income on our invested cash, yielding 2.7%. The yield decreased due to lower market rates in fiscal 2009.
We borrowed $40 million on December 31, 2008 to complete the VFS acquisition. Our $1.4 million interest expense represents interest on the borrowed funds less quarterly repayments, the amortization of deferred financing costs and the commitment fee on our unused available credit. With only short-term borrowings in fiscal 2008, interest expense of $0.4 million represented primarily the amortization of deferred financing costs and the commitment fee on our line of credit.
Our equity in the net income of Albemarle & Bond increased $0.7 million from fiscal 2008 to $5.0 million in fiscal 2009 primarily as a result of Albemarle & Bond’s higher earnings from same stores and new and acquired stores, partially offset by a weakening in the British pound in relation to the U.S. dollar.
Fiscal 2009’s income tax expense was $36.8 million (35.0% of pretax income) compared to $25.6 million (32.8% of pretax income) in fiscal 2008. The fiscal 2008 effective tax rate was lower primarily due to prior year tax credit refund claims on our investment in Albemarle & Bond.
Consolidated operating income for fiscal 2009 improved $27.8 million, or 38% over fiscal 2008 to $101.5 million. Contributing to this were the $24.1 million, $7.0 million and $0.7 million increases in store operating income in our U.S. Pawn, EZMONEY and Empeño Fácil segments and the $2.0 million improvement in gain on disposal of assets, partially offset by the $5.5 million higher administrative expenses. After a $1.2 million decrease in net interest income, a $0.7 million increase in our equity interest in the earnings of Albemarle & Bond and an $11.2 million increase in income taxes and other smaller items, net income improved $16.0 million to $68.5 million in fiscal 2009. Stores acquired in November and December 2008 contributed $10.7 million of the net income growth.
Liquidity and Capital Resources
In fiscal 2010, our $124.7 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $117.5 million, and (ii) $7.2 million of normal, recurring changes in operating assets and liabilities. In fiscal 2009, our $80.6 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $90.4 million, net of (ii) $9.8 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the two years were the full period contribution from acquisitions completed in November and December 2008 and organic growth throughout our other operations and revenue streams, net of higher taxes paid.
The $137.1 million of net cash used in investing activities during the current year was funded by cash flow from operations and cash on hand. In the current year, we invested $57.8 million to acquire approximately 32.8% of the capital stock of Cash Converters and $1.4 million to acquire additional shares of Albemarle & Bond. We also received $2.4 million in dividends from Albemarle & Bond and $1.5 million from Cash Converters in the current year. We invested $21.8 million cash to acquire 16 pawn stores located in the Chicago metropolitan area, Central and South Florida, Corpus Christi, Texas and Las Vegas, Nevada. Other significant investments in the period were the $25.7 million in additions to property and equipment and the $35.5 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral. In fiscal 2010, we repaid $10.0 million of our term loan.
The net effect of these and other smaller cash flows was an $18.9 million decrease in cash on hand, providing a $25.9 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$25.0	$10.0	$15.0	$—	$—
Interest on long-term debt obligations	1.1	0.7	0.4	—	—
Operating lease obligations	144.4	37.6	59.6	29.5	17.7

Total	$170.5	$48.3	$75.0	$29.5	$17.7

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At September 30, 2010, our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $24.4 million. At that date, our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $7.2 million. Auto title loans are secured by customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2010, these collectively amounted to $14.9 million.
The operating lease obligations in the table above include expected rent for all our store locations for the full expected lease terms. Of the 450 U.S. EZMONEY short-term consumer loan stores, 158 adjoin an EZPAWN store. The lease agreements at approximately 93% of the remaining 292 free-standing U.S. EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining EZPAWN stores could be re-incorporated into the EZPAWN operations.
In fiscal 2011, we plan to open 55 to 60 Empeño Fácil pawn locations in Mexico, 35 to 40 CASHMAX payday loan locations in Canada and 10 pawn stores in the United States for an expected capital expenditure of approximately $10.7 million, plus the funding of working capital and start-up losses at these stores. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, expiring December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At September 30, 2010, $25 million was outstanding under the term loan and bank letters of credit totaling $5 million were outstanding, leaving $75 million available on our revolving credit facility. The outstanding bank letter of credit secures our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2010 and expect to remain in compliance based on our expected future performance. The payment of dividends and additional debt are restricted under our credit agreement.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
Off-Balance Sheet Arrangements
We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking signature loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fee or late fee. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2010, the allowance for Expected LOC Losses was $1.7 million. At that date, our maximum exposure for losses on LOCs, if all brokered loans defaulted and none was collected, was $31.6 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
Forward-Looking Information
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part I — Item 1A — Risk Factors” of this report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to interest rates, gold values and changes in foreign currency exchange rates. We do not use derivative financial instruments.
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the fiscal year ending September 30, 2011, our interest expense during the year would increase by approximately $95,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate term debt at September 30, 2010, including mandatory quarterly principal repayments of $2.5 million.
Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, you should read “Part I, Item 1A — Risk Factors” of this report.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters, our Empeño Fácil pawn operations in Mexico, and our Canadian CASHMAX stores. Albemarle & Bond’s functional currency is the British pound, Cash Converters’ functional currency is the Australian dollar, Empeño Fácil’s functional currency is the Mexican peso and CASHMAX’s functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. Separate discussion regarding the Canadian dollar is not presented as our Canadian operations are not yet material.
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the year ended June 30, 2010 (included in our September 30, 2010 results on a three-month lag) was a $1.6 million decrease to stockholders’ equity. On September 30, 2010, the British pound strengthened to £1.00 to $1.58090 U.S. from $1.5071 at June 30, 2010.
The translation adjustment from Cash Converters representing the weakening in the Australian dollar from our investment dates to June 30, 2010 (included in our September 30, 2010 results on a three-month lag) was a $1.9 million decrease to stockholders’ equity. On September 30, 2010, the Australian dollar strengthened to $1.00 Australian dollar to $0.97010 U.S. from $0.8567 at June 30, 2010.
The translation adjustment from Empeño Fácil representing the strengthening of the Mexican peso during the year ended September 30, 2010 was a $1.8 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On September 30, 2010, the peso further strengthened to $1.00 Mexican peso to $0.0799 U.S. from $0.0790 at June 30, 2010.
We cannot predict the future valuation of foreign currencies or how further movements in them could affect our future earnings or financial position.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the Company) as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also include the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As more fully described in Note J to the consolidated financial statements, effective October 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Standards Codification 740-10-25 (formerly Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EZCORP, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 24, 2010 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Dallas, Texas
November 24, 2010

EZCORP, Inc.
Consolidated Balance Sheets

	September 30,
	2010	2009
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$25,854	$44,764
Pawn loans	121,201	101,684
Signature loans, net	10,775	8,357
Auto title loans, net	3,145	1,663
Pawn service charges receivable, net	21,626	18,187
Signature loan fees receivable, net	5,818	5,599
Auto title loan fees receivable, net	1,616	529
Inventory, net	71,502	64,001
Deferred tax asset	23,208	15,670
Prepaid expenses and other assets	17,427	16,927

Total current assets	302,172	277,381

Investments in unconsolidated affiliates	101,386	38,851
Property and equipment, net	62,293	51,154
Deferred tax asset, non-current	60	6,311
Goodwill	117,305	100,719
Other assets, net	23,196	18,101

Total assets	$606,412	$492,517

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000
Accounts payable and other accrued expenses	49,663	33,838
Customer layaway deposits	6,109	4,175
Federal income taxes payable	3,687	572

Total current liabilities	69,459	48,585

Long-term debt, less current maturities	15,000	25,000
Deferred gains and other long-term liabilities	2,525	3,247

Total liabilities	86,984	76,832

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; 46,256,051 issued and outstanding in 2010; 45,732,998 issued and outstanding in 2009	463	457
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; 2,970,171 issued and outstanding	30	30
Additional paid-in capital	225,374	217,176
Retained earnings	299,936	202,642
Accumulated other comprehensive loss	(6,375)	(4,620)

Total stockholders’ equity	519,428	415,685

Total liabilities and stockholders’ equity	$606,412	$492,517

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Operations

	Years Ended September 30,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues:
Sales	$399,531	$323,596	$232,560
Pawn service charges	163,695	130,169	94,244
Signature loan fees	139,315	133,344	128,478
Auto title loan fees	17,707	3,589	—
Other	12,797	6,758	2,121

Total revenues	733,045	597,456	457,403

Cost of goods sold	251,122	203,589	139,402
Signature loan bad debt	31,709	33,553	37,150
Auto title loan bad debt	2,735	380	—

Net revenues	447,479	359,934	280,851

Operating expenses:
Operations	236,664	206,237	158,927
Administrative	52,740	40,497	34,951
Depreciation	14,030	12,261	11,794
Amortization	631	485	560
(Gain) loss on sale / disposal of assets	1,528	(1,024)	939

Total operating expenses	305,593	258,456	207,171

Operating income	141,886	101,478	73,680

Interest income	(186)	(281)	(477)
Interest expense	1,385	1,425	420
Equity in net income of unconsolidated affiliates	(10,750)	(5,016)	(4,342)
Other	(93)	38	8

Income before income taxes	151,530	105,312	78,071
Income tax expense	54,236	36,840	25,642

Net income	$97,294	$68,472	$52,429

Net income per common share:
Basic	$1.98	$1.45	$1.27

Diluted	$1.96	$1.42	$1.21

Weighted average shares outstanding:
Basic	49,033	47,372	41,396
Diluted	49,576	48,076	43,327
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2010	2009	2008
		(In thousands)
Operating Activities:
Net income	$97,294	$68,472	$52,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,661	12,746	12,354
Signature loan and auto title loan loss provisions	11,588	9,023	8,691
Deferred taxes	(1,287)	2,493	(5,291)
Net (gain) loss on sale or disposal of assets	1,528	(1,024)	939
Stock compensation	4,512	3,701	3,719
Income from investments in unconsolidated affiliates	(10,750)	(5,016)	(4,342)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(4,312)	(1,408)	(1,835)
Inventory, net	(2,144)	(783)	(874)
Prepaid expenses, other current assets, and other assets, net	(6,277)	(4,767)	(3,885)
Accounts payable and accrued expenses	15,592	(3,649)	4,088
Customer layaway deposits	1,824	861	275
Deferred gains and other long-term liabilities	(736)	(363)	731
Excess tax benefit from stock compensation	(1,861)	(1,789)	(552)
Federal income taxes	5,093	2,120	(4,103)

Net cash provided by operating activities	124,725	80,617	62,344

Investing Activities:
Loans made	(545,579)	(446,023)	(344,450)
Loans repaid	335,832	276,255	207,718
Recovery of pawn loan principal through sale of forfeited collateral	174,224	154,235	110,211
Additions to property and equipment	(25,741)	(19,264)	(18,159)
Acquisitions, net of cash acquired	(21,837)	(40,922)	(15,467)
Investments in unconsolidated affiliates	(59,188)	—	(15)
Dividends from unconsolidated affiliates	3,841	1,634	1,760
Proceeds from disposal of assets	1,347	1,062	—

Net cash used in investing activities	(137,101)	(73,023)	(58,402)

Financing Activities:
Proceeds from exercise of stock options and warrants	1,602	4,943	417
Stock issuance costs related to acquisitions	—	(442)	—
Excess tax benefit from stock compensation	1,861	1,789	552
Debt issuance costs	3	(1,179)	—
Proceeds from bank borrowings	—	40,000	—
Payments on bank borrowings	(10,000)	(35,385)	—

Net cash provided by (used in) financing activities	(6,534)	9,726	969

Change in cash and equivalents	(18,910)	17,320	4,911
Cash and equivalents at beginning of period	44,764	27,444	22,533

Cash and equivalents at end of period	$25,854	$44,764	$27,444

Cash paid during the period for:
Interest	$913	$1,181	$150
Income taxes	$50,631	$32,231	$35,034

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$177,821	$155,690	$113,718
Foreign currency translation adjustment	$1,755	$7,201	$21
Cumulative effect of adopting a new accounting principle	$—	$—	$106
Acquisition-related stock issuance	$(31)	$71,197	$—
Issuance of common stock to 401(k) plan	$260	$178	$135
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional			Accumulated
		Par	Paid In	Retained	Treasury	Other Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
				(In thousands)
Balances at Sept. 30, 2007	41,333	$413	$131,098	$81,847	$(35)	$2,602	$215,925

Issuance of Common Stock to 401(k) plan	12	—	135	—	—	—	135
Stock compensation	—	—	3,719	—	—	—	3,719
Stock options and warrants exercised	190	3	391	—	23	—	417
Excess tax benefit from stock compensation	—	—	552	—	—	—	552
Adoption of FIN48	—	—	—	(106)	—	—	(106)
Foreign currency translation adjustment	—	—	—	—	—	(21)	(21)
Net income	—	—	—	52,429	—	—	52,429

Total comprehensive income	—	—	—	—	—	—	52,408

Balances at September 30, 2008	41,535	416	135,895	134,170	(12)	2,581	273,050

Issuance of Common Stock to 401(k) plan	17	—	178	—	—	—	178
Stock compensation	—	—	3,701	—	—	—	3,701
Stock options and warrants exercised	1,517	16	4,915	—	12	—	4,943
Issuance of Common Stock due to acquisitions	5,175	51	70,702	—	—	—	70,753
Release of Restricted Stock	459	4	(4)	—	—	—	—
Excess tax benefit from stock compensation	—	—	1,789	—	—	—	1,789
Foreign currency translation adjustment	—	—	—	—	—	(7,201)	(7,201)
Net income	—	—	—	68,472	—	—	68,472

Total comprehensive income	—	—	—	—	—	—	61,271

Balances at September 30, 2009	48,703	487	217,176	202,642	—	(4,620)	415,685

Issuance of Common Stock to 401(k) plan	13	—	260	—	—	—	260
Stock compensation	—	—	4,512	—	—	—	4,512
Stock options exercised	494	6	1,596	—	—	—	1,602
Issuance of Common Stock due to acquisitions	—	—	(31)	—	—	—	(31)
Release of Restricted Stock	16	—	(23)	—	—	—	(23)
Excess tax benefit from stock compensation	—	—	1,884	—	—	—	1,884
Foreign currency translation adjustment	—	—	—	—	—	(1,755)	(1,755)
Net income	—	—	—	97,294	—	—	97,294

Total comprehensive income	—	—	—	—	—	—	95,539

Balances at September 30, 2010	49,226	$493	$225,374	$299,936	$—	$(6,375)	$519,428

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
Note A: Organization and Summary of Significant Accounting Policies
Organization: We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans.
At September 30, 2010, we operated a total of 1,006 locations, consisting of 390 U.S. pawn stores (operating as EZPAWN or Value Pawn), 115 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 450 U.S. short-term consumer loan stores (operating primarily as EZMONEY) and 51 short-term consumer loan stores in Canada (operating as CASHMAX). We also own almost 30% of Albemarle & Bond Holdings PLC, one of the U.K.’s largest pawnbroking businesses with over 130 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 500 financial services and second-hand retail stores.
Consolidation: The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
Pawn Loan and Sales Revenue Recognition: We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market value of the property. We record sales revenue and the related cost when this inventory is sold, or when we receive the final payment on a layaway sale. Sales tax collected upon the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable and other accrued expenses” on our balance sheets until remitted to the appropriate governmental authorities.
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

Allowance for Losses on Signature Loan Credit Services: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At September 30, 2010, the allowance for Expected LOC Losses on signature loans was $1.3 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $24.4 million. This amount includes principal, interest and insufficient funds fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
Signature Loan Revenue Recognition: We accrue fees in accordance with state and provincial laws on the percentage of signature loans (payday loans and installment loans) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
Signature Loan Bad Debt: We consider a payday loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire installment loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of signature loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of sale.
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
Bad Debt and Allowance for Losses on Auto Title Loan Credit Services: We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets. At September 30, 2010, the allowance was $0.4 million and our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $7.2 million.
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

Cash and Cash Equivalents and Cash Concentrations: Cash and cash equivalents consist primarily of cash on deposit or highly liquid investments or mutual funds with original contractual maturities of three months or less. We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our credit risk associated with cash and cash equivalents and cash concentrations by investing in high quality instruments or funds, concentrating our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions issuing investments or holding such deposits. Historically, we have not experienced any losses due to such cash concentrations.
Inventory: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market value, we record an allowance for excess, obsolete or slow moving inventory based on the type and age of merchandise. At September 30, 2010, the inventory valuation allowance was $5.7 million, or 7.4% of gross inventory. At September 30, 2009 the inventory valuation allowance was $5.7 million, or 8.2% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
Software Development Costs: We capitalize certain costs incurred in connection with developing or obtaining software for internal use, and amortize the costs by the straight-line method over the estimated useful lives of each system, typically five years. During 2010, 2009 and 2008 approximately $2.1 million, $0.6 million and $1.6 million was capitalized in connection with the development and acquisition of internal software systems. No interest was capitalized in 2010, 2009 or 2008.
Customer Layaway Deposits: Customer layaway deposits are recorded as deferred revenue until we collect the entire related sales price and deliver the related merchandise to the customer.
Intangible Assets: Goodwill and other intangible assets having indefinite lives are not subject to amortization. They are tested for impairment each July 1st, or more frequently if events or changes in circumstances indicate that they might be impaired, based on cash flows and other market valuation methods. We recognized no impairment of our intangible assets in fiscal 2010, 2009, or 2008. We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method.
Property and Equipment: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 7 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease.
Valuation of Tangible Long-Lived Assets: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, or significant negative industry trends. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. No impairment of tangible long-lived assets was recognized in fiscal 2010, 2009 or 2008.
Fair Value of Financial Instruments: We adopted FASB ASC 820-10 (Fair Value Measurements and Disclosures) and ASC 825-10 (Financial Instruments) on October 1, 2008, resulting in no impact on our financial position, results of operations or cash flows. Among other requirements, FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosure about the use of fair value to measure assets and liabilities. FASB ASC 825-10 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report in earnings at each subsequent reporting date those unrealized gains and losses on items for which the fair value option has been elected. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. We have elected not to measure at fair value any eligible items for which fair value measurement is optional.

We determine the fair value of financial instruments by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature. The recorded value of our outstanding debt is assumed to estimate its fair value, as it has no prepayment penalty and a floating interest rate based on market rates. Included in “Other Assets, net” on our balance sheet are available for sale securities with a fair value at September 30, 2010 of $4.9 million. This is considered to be a level one measurement of fair value as it is based on the ending quoted market price for the securities at that date, as quoted on an active public securities exchange.
Acquisitions: We adopted FASB ASC 805-10-65 (Business Combinations — Revised) on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. In accordance with FASB ASC 805-10-65, we allocate the total acquisition price to the fair value of assets and liabilities acquired and now immediately expense transaction costs that would have been included in the purchase price allocation under previous accounting standards.
Foreign Currency Translation: Our equity investments in Albemarle & Bond and Cash Converters are translated from British pounds and Australian dollars, respectively, into U.S. dollars at the exchange rates as of the investees’ balance sheet date of June 30. The related interest in the investees’ net income is translated at the average exchange rates for each six-month period reported by the investees. The functional currency of our wholly-owned Empeño Fácil pawn segment is the Mexican peso and the functional currency of our wholly-owned foreign subsidiary CASHMAX is the Canadian dollar. Empeño Fácil’s and CASHMAX’s balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from Albemarle & Bond, Cash Converts, Empeño Fácil and CASHMAX as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.
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
Administrative Expense: Included in administrative expense are costs related to our executive and administrative offices. This includes executive and administrative salaries, wages, stock and incentive compensation, professional fees, license fees and costs related to the operation of our administrative offices such as rent, property taxes, insurance, and information technology.
Advertising: We expense advertising costs as incurred. Advertising expense was approximately $2.2 million, $2.0 million and $2.2 million for fiscal 2010, 2009 and 2008, respectively.
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
Stock Compensation: We account for stock compensation in accordance with the fair value recognition provisions of FASB ASC 718-10-25 (Compensation — Stock Compensation). The fair value of restricted shares is measured as the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant. We have not granted any stock options since fiscal 2007. When granted, our policy is to estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a ratable basis over the options’ vesting periods.

Use of Estimates: Generally accepted accounting principles require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Reclassifications: Certain prior year balances have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements: We adopted FASB ASC 805-10-65 (Business Combinations — Revised) on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. FASB ASC 805-10-65 established principles and requirements for how an acquirer in a business combination: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price, and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. Among other changes, FASB ASC 805-10-65 requires us to immediately expense transaction costs that have historically been included in the purchase price allocation under previous accounting standards.
We adopted FASB ASC 350-30-65 (Intangibles-Goodwill and Other) on October 1, 2009, resulting in no effect on our financial position, results of operations, or cash flows. FASB ASC 350-30-65 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FASB ASC 350-30-65, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value,” which amends FASB ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of the identical liability when traded as an asset, a quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of FASB ASC 820. We adopted this ASU on October 1, 2009, resulting in no effect on our financial position, results of operations or cash flows.
In June 2009, FASB amended ASC 810-10-65 (Consolidation). Amended ASC 810-10-65 relates to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. We must adopt this amended standard in our fiscal year beginning October 1, 2010. We expect adoption of amended ASC 810-10 will have no effect on our financial position, results of operations or cash flows.
In July 2010, FASB issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends FASB ASC 310 (Receivables) to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. The new disclosures are required for interim and annual reporting periods ending on or after December 15, 2010. We must adopt this ASU in our fiscal year beginning October 1, 2010 and expect no effect on our financial position, results of operations or cash flows.
Note B: Acquisitions
On October 22, 2007, we completed the acquisition of 20 Mexico pawnshops from MMFS Intl., S.A. de C.V, a subsidiary of Mister Money Holdings, Inc. for $15.5 million cash and direct transaction costs. We recorded approximately $5.3 million of net tangible assets and $2.0 million of an intangible asset attributable to a non-compete agreement. Goodwill of $8.2 million, which is expected to be fully tax deductible over the fifteen years following the acquisition, was recorded in the Empeño Fácil Mexico pawn segment. The goodwill arises from our greatly enhanced presence in Mexico and the ability to leverage this store base to enhance our store growth and expense structure in Mexico to gain efficiencies and synergies. The results of the acquired stores have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material to our consolidated financial position or results of operations.
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

Year Ended
September 30,
2009
(Unaudited and
Pro Forma)
(In thousands, except
per share amounts)
Revenues:
Sales	$351,511
Pawn service charges	139,019
Signature loan fees	133,344
Auto title loan fees	3,589
Other	7,230

Total revenues	634,693

Cost of goods sold	220,740
Signature loan bad debt	33,553
Auto title loan bad debt	380

Net revenues	380,020

Operating expenses:
Operations	217,106
Administrative	45,854
Depreciation and amortization	13,019
(Gain) loss on disposal of assets	(995)

Total operating expenses	274,984

Operating income	105,036

Interest expense, net	1,633
Equity in net income of unconsolidated affiliates	(5,016)
Other	38

Income before income taxes	108,381
Income tax expense	38,023

Net income	$70,358

Net income per common share:
Basic	$1.45

Diluted	$1.43

Weighted average shares outstanding:
Basic	48,384
Diluted	49,088

Between June and September 2010, we acquired five pawn stores located in the Chicago metropolitan area, eight pawn stores located in Central and South Florida, two pawn stores located in Corpus Christi, Texas and one pawn store in Las Vegas, Nevada for approximately $21.8 million in cash. The stores were acquired from five separate sellers, and all were acquired as part of our continuing strategy to acquire domestic pawn stores to enhance our earnings. We recorded approximately $4.9 million of net tangible assets and $1.0 million of intangible assets attributable to non-compete agreements and a pawn license. Goodwill of $15.9 million, which is expected to be fully tax deductible, was recorded in the U.S. Pawn Operations segment as part of these acquisitions. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into Chicago, increased scale and the ability to implement certain processes and practices at the acquired stores in our existing and planned other operations.
Transaction related expenses were not material and were expensed as incurred. The results of all acquired stores have been consolidated with our results since their acquisition. The purchase price allocation is preliminary as we continue to receive information regarding the acquired assets. Pro forma results of operations have not been presented because the acquisitions were not significant on either an individual or an aggregate basis.
Note C: Earnings Per Share
We compute basic earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants and restricted stock awards. All outstanding warrants expired July 25, 2009 and are no longer dilutive.
Certain potential common shares have been excluded from the computation of diluted earnings per share because the assumed proceeds upon exercise or vest, as defined by FASB ASC 718-10-25, were greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows (in thousands, except per share amounts):

	Years Ended September 30,
	2010	2009	2008
Net income (A)	$97,294	$68,472	$52,429

Weighted average outstanding shares of common stock (B)	49,033	47,372	41,396
Dilutive effect of stock options, warrants, and restricted stock	543	704	1,931

Weighted average common stock and common stock equivalents (C)	49,576	48,076	43,327

Basic earnings per share (A/B)	$1.98	$1.45	$1.27

Diluted earnings per share (A/C)	$1.96	$1.42	$1.21

Potential common shares excluded from the calculation of diluted earnings per share	15	124	2
Note D: Strategic Investments
At September 30, 2010, we owned 16,644,640 common shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our fiscal year ended September 30, 2010 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2009 to June 30, 2010. In fiscal 2010, 2009 and 2008, we received dividends from Albemarle & Bond of $2.3 million, $1.6 million and $1.8 million. Albemarle & Bond’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $19.4 million at September 30, 2010.
Conversion of Albemarle & Bond’s financial statements into US Generally Accepted Accounting Principles (“GAAP”) resulted in no material differences from those reported by Albemarle & Bond following International Financial Reporting Standards.
In its functional currency of British pounds, Albemarle & Bond’s total assets increased 7% from June 30, 2009 to June 30, 2010 and its net income improved 35% for the year ended June 30, 2010. Below is summarized financial information for Albemarle & Bond’s most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2010	2009
	(In thousands)
Current assets	$97,476	$102,034
Non-current assets	52,325	51,980

Total assets	$149,801	$154,014

Current liabilities	$17,898	$13,247
Non-current liabilities	42,078	55,729
Shareholders’ equity	89,825	85,038

Total liabilities and shareholders’ equity	$149,801	$154,014

	Years ended June 30,
	2010	2009	2008
	(In thousands)
Turnover (gross revenues)	$129,794	$89,712	$93,914
Gross profit	84,850	68,572	72,996
Profit for the year (net income)	22,792	17,239	14,503
At September 30, 2010, the recorded balance of our investment in Albemarle & Bond, accounted for on the equity method, was $43.1 million. Because Albemarle & Bond publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Albemarle & Bond figures available are as of June 30, 2010, at which point our equity in net assets of Albemarle & Bond was $26.9 million. The difference between the recorded balance and our equity in Albemarle & Bond’s net assets represents the $10.0 million of unamortized goodwill, plus the cumulative difference resulting from Albemarle & Bond’s earnings, dividend payments and translation gains and losses since the dates of investment.
On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 29.8% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We paid AUS $0.50 per share, for a total cash investment of AUS $54.1 million (approximately U.S. $49.6 million including direct transaction costs). We acquired 16,200,000 additional shares on May 20, 2010 at a cost of AUS $9.7 million (approximately U.S. $8.2 million), which increased our ownership level to 32.8%. Cash Converters franchises and operates a worldwide network of over 500 locations that provide financial services and sell pre-owned merchandise. Cash Converters has significant store concentrations in Australia and the United Kingdom.

We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, our results for the twelve-month period ended September 30, 2010 include our percentage interest in Cash Converters’ 237 days of earnings from November 6, 2009 to June 30, 2010. This amount was estimated through daily proration of Cash Converters’ reported results for the twelve months ended June 30, 2010. In fiscal 2010, we received dividends from Cash Converters of $1.5 million. Cash Converters’ accumulated undistributed after-tax earnings included in our consolidated retained earnings were $2.4 million at September 30, 2010.
Conversion of Cash Converters’ financial statements into US GAAP resulted in no material differences from those reported by Cash Converters following International Financial Reporting Standards.
In its functional currency of Australian dollars, Cash Converters’ total assets increased 72% from June 30, 2009 to June 30, 2010 and its net income improved 34% for the year ended June 30, 2010. Below is summarized financial information for Cash Converters’ most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2010	2009
	(In thousands)
Current assets	$96,489	$37,477
Non-current assets	72,408	54,900

Total assets	$168,897	$92,377

Current liabilities	$19,179	$14,523
Non-current liabilities	10,199	11,467
Shareholders’ equity	139,519	66,387

Total liabilities and shareholders’ equity	$168,897	$92,377

	Twelve Months Ended June 30,
	2010	2009
	(in thousands)
Gross revenues	$112,733	$70,916
Gross profit	85,811	52,984
Profit for the year (net income)	19,122	12,084
At September 30, 2010, the recorded balance of our investment in Cash Converters, accounted for on the equity method, was $58.3 million. Because Cash Converters publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Cash Converters figures available are as of June 30, 2010, at which point our equity in net assets of Cash Converters was $45.7 million. The difference between the recorded balance and our equity in Cash Converters’ net assets represents the $15.0 million of unamortized goodwill, plus the cumulative difference resulting from Cash Converters’ earnings, dividend payments and translation gains and losses since the dates of investment.
The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. These fair values are considered level one estimates within the fair value hierarchy of FASB ASC 820- 10-50, and were calculated as (a) the quoted stock price on each company’s principal market multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium for owning a large percentage of outstanding shares.

	September 30, 2010	September 30, 2009
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$43,127	$38,851
Fair value	75,520	61,504

Cash Converters:
Recorded value	58,259	—
Fair value	70,005	—
Note E: Property and Equipment
Major classifications of property and equipment were as follows:

	September 30,
	2010	2009
	(In thousands)
Buildings and improvements	$78,997	$68,400
Furniture and equipment	70,419	59,957
Software	25,128	23,346
Construction in progress	1,680	903

Total	176,224	152,606

Less accumulated depreciation	(113,931)	(101,452)

Property and equipment, net	$62,293	$51,154

Note F: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	September 30,
	2010	2009
	(In thousands)
Pawn licenses	$8,836	$8,229
Trade name	4,870	4,870
Goodwill	117,305	100,719

Total	$131,011	$113,818

The following table presents the changes in the carrying value of goodwill, by segment, for the fiscal years ended September 30, 2010 and 2009:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2008	$16,211	$8,165	$—	$24,376
Acquisitions	77,981	—	—	77,981
Effect of foreign currency translation changes	—	(1,638)	—	(1,638)

Balance at September 30, 2009	94,192	6,527	—	100,719

Acquisitions	15,871	—	—	15,871
Post-closing purchase price allocation adjustments for prior year acquisitions	192	—	—	192
Effect of foreign currency translation changes	—	523	—	523

Balance at September 30, 2010	$110,255	$7,050	$—	$117,305

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	September 30, 2010		September 30, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(345)	$345	$(339)
Real estate finders’ fees	948	(401)	609	(367)
Non-compete agreements	3,081	(1,834)	2,497	(1,192)
Favorable lease	644	(219)	644	(95)
Other	48	(6)	11	—

Total	$5,066	$(2,805)	$4,106	$(1,993)

Total amortization expense from definite-lived intangible assets was approximately $631,000, $485,000 and $560,000 for fiscal 2010, 2009 and 2008, respectively. The favorable lease asset and other intangibles are amortized to rent expense and are included in Operations expense on our statements of operations. The following table presents our estimate of amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years as of September 30, 2010 (in thousands):

Fiscal Year	Amortization Expense
2011	$743
2012	$586
2013	$114
2014	$59
2015	$52
These amounts exclude amortization of other intangible assets and the favorable lease asset, which are amortized to rent expense over the related lease terms. As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

Note G: Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2010	2009
	(In thousands)
Trade accounts payable	$9,135	$6,544
Accrued payroll and related expenses	20,838	9,917
Accrued interest	94	105
Accrued rent and property taxes	9,121	8,397
Accrual for expected losses on credit service letters of credit	1,699	1,797
Collected funds payable to unaffiliated lenders under credit service programs	823	606
Other accrued expenses	7,953	6,472

	$49,663	$33,838

Note H: Long-Term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, maturing December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At September 30, 2010, $25.0 million was outstanding under the term loan, and bank letters of credit totaling $5.0 million were outstanding, leaving $75 million available on our revolving credit facility. The outstanding bank letters of credit secure our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. We may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 175 to 250 basis points or the bank’s base rate plus 0 to 50 basis points, depending on our leverage ratio computed at the end of each calendar quarter. Our rates are currently at the minimum of the range. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2010. The payment of dividends and additional debt are restricted. The recorded value of our debt approximates its fair value as it is all variable rate debt and carries no pre-payment penalty.
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
Deferred financing costs of $0.5 million related to our credit agreement are included in Other assets, net in our September 30, 2010 balance sheet. These costs are being amortized to interest expense over their three-year estimated useful life.
Note I: Common Stock, Warrants, Options, and Stock Compensation
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
We account for stock compensation in accordance with the fair value recognition and measurement provisions of FASB ASC 718-10-25 (Compensation-Stock Compensation). Compensation cost recognized includes compensation cost for all unvested stock compensation payments, based on the closing market price of our stock on the date of grant. We amortize the fair value of grants to compensation expense on a ratable basis over the vesting period for both cliff vesting and graded vesting grants. We have not granted any stock options since fiscal 2007. When granted, we estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize it to expense on a ratable basis over the options’ vesting periods.
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Years Ended September 30,
	2010	2009	2008
	(In thousands)
Gross compensation costs
Stock options	$4	$63	$923
Restricted stock	4,508	3,638	2,796

Total gross compensation costs	4,512	3,701	3,719

Income tax benefits
Stock options	(56)	(32)	(140)
Restricted stock	(1,517)	(1,208)	(1,001)

Total income tax benefits	(1,573)	(1,240)	(1,141)

Net compensation expense	$2,939	$2,461	$2,578

All options and restricted stock relate to our Class A Non-voting Common Stock.
Our non-employee directors have been granted restricted stock awards and non-qualified stock options that vest in one to two years from grant, with the options expiring in ten years. Restricted stock awards, non-qualified options and incentive stock options have been granted to our officers and employees under our 1998, 2003, 2006 and 2010 Incentive Plans. Most options have a contractual life of ten years and provide for graded vesting over five years, but some provide for cliff vesting. Outstanding options have been granted with strike prices ranging from $0.67 per share to $12.60 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards (“RSAs”) and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock, including 75,750 shares that remained available for issuance under the previous plan. Awards that expire or are canceled without delivery of shares under the 2010 Incentive Plan generally become available for issuance in new grants. We generally issue new shares to satisfy stock option exercises, but used 10,000 treasury shares to satisfy one option exercise in fiscal 2009 and 20,000 treasury shares to satisfy one option exercise in fiscal 2008. We no longer hold any treasury shares. At September 30, 2010, 1,542,750 shares were available for grant under the 2010 Plan.

We measure the fair value of RSAs based upon the closing market price of our common stock as of the grant date. A summary of the RSA activity for the current fiscal year follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at beginning of year	1,610,750	$13.38
Granted	270,500	14.64
Released	(16,000)	15.60
Forfeited	(83,000)	14.44

Outstanding at end of year	1,782,250	$13.50
The weighted average grant-date fair values of RSAs granted during fiscal 2010, 2009 and 2008 were $14.64, $17.51 and $13.43 per share. The total grant-date fair value of RSAs vested in fiscal 2010 and 2009 was $0.2 million and $4.8 million. No RSAs vested in fiscal 2008. At September 30, 2010, the unamortized fair value of RSAs to be amortized over their remaining vesting periods was approximately $17.1 million and the fair value of all options had been fully amortized to expense. The weighted average period over which these costs will be amortized is five years.
A summary of the option activity for the current fiscal year follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(years)	(thousands)

Outstanding at September 30, 2009	789,266	$3.48
Granted	—	—
Forfeited	(1,666)	15.05
Expired	—	—
Exercised	(494,202)	3.24

Outstanding at September 30, 2010	293,398	$3.81	3.39	$4,761
Vested and expected to vest	293,398	$3.81	3.39	$4,761
Vested at September 30, 2010	293,398	$3.81	3.39	$4,761
No options were granted in fiscal 2010, 2009 or 2008.
Stock option exercises resulted in the issuance of 494,202 shares of Class A Common Stock in fiscal 2010 for total proceeds of $1.6 million. Stock option exercises resulted in the issuance of 1,528,048 shares of Class A Common Stock in fiscal 2009 for total proceeds of $4.9 million. Stock option and warrant exercises resulted in the issuance of 236,413 shares of Class A Common Stock in fiscal 2008 for total proceeds of $0.5 million. The tax benefit realized from stock option exercises was $2.1 million in fiscal 2010, $1.4 million in fiscal 2009, and $0.6 million in fiscal 2008. The total intrinsic value of stock options exercised was $7.7 million in fiscal 2010, $15.5 million in fiscal 2009, and $3.1 million in fiscal 2008.
All unexercised warrants expired July 25, 2009 in accordance with their terms.

Note J: Income Taxes
Significant components of the income tax provision are as follows:

	Years Ended September 30,
	2010	2009	2008
	(In thousands)
Current
Federal	$54,931	$38,898	$30,777
State and foreign	2,172	1,519	1,105

	57,103	40,417	31,882

Deferred
Federal	(2,811)	(3,516)	(6,119)
State and foreign	(56)	(61)	(121)

	(2,867)	(3,577)	(6,240)

	$54,236	$36,840	$25,642

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations is as follows:

	Years Ended September 30,
	2010	2009	2008
	(In thousands)
Income taxes at the federal statutory rate	$53,035	$36,859	$27,325
Non-deductible expense related to incentive stock options	1	112	117
State income tax, net of federal benefit	2,172	1,519	1,105
Change in valuation allowance	1,273	157	(159)
Federal tax credits	(134)	(181)	—
Foreign tax credit	(2,849)	(1,228)	(3,409)
Other	738	(398)	663

Total provision	$54,236	$36,840	$25,642

Effective Tax Rate	35.8%	35.0%	32.8%

Our fiscal 2010 effective tax rate increased to 35.8% from 35.0% in fiscal 2009. The increase in the fiscal 2010 effective tax rate is due primarily to a valuation allowance established on our foreign net operating losses during the start-up phase of operations in Canada. If we are able to generate taxable income in Canada in future years, this valuation allowance may then be reversed and the related deferred tax assets realized. In 2008, we recognized the benefit of a previously under-utilized foreign tax credit related to our investment in Albemarle & Bond Holdings PLC (reported above as “Foreign tax credit”) by electing to use the gross method rather than the net method in claiming this credit on our U.S. federal taxes. This resulted in a $3.4 million (4.4% of pre-tax income) reduction in income tax expense compared to what would have been recognized under the net method. Of the $3.4 million total, $1.0 million (1.3% of pre-tax income) related to a reduction of taxes related to Albemarle & Bond’s 2008 earnings and $2.4 million (3.1% of pre-tax income) resulted from our ability to claim the larger credit by making the same election on amended prior year tax returns and by applying the same approach to Albemarle & Bond’s undistributed earnings from years prior to 2008. The one-time 2008 recognition of additional credits available on prior years’ tax returns and the absence of such a one-time credit in the year ended September 30, 2009 is the primary reason for the difference in the fiscal 2009 and 2008 effective tax rates. Taking into account all the above factors and our expectations, we estimate our effective tax rate in the year ending September 30, 2011 will be approximately 35.5%.

Significant components of our deferred tax assets and liabilities as of September 30 are as follows (in thousands):

	2010	2009
	(In thousands)
Deferred tax assets:
Book over tax depreciation	$3,894	$8,253
Tax over book inventory	9,836	9,081
Accrued liabilities	11,041	4,480
Pawn service charges receivable	3,552	3,042
Stock compensation	2,838	3,365
Net operating loss carry-forward on foreign operations	1,273	—

Total deferred tax assets	32,434	28,221

Deferred tax liabilities:
Tax over book amortization	5,122	3,844
Foreign income and dividends	2,163	1,554
Prepaid expenses	608	842

Total deferred tax liabilities	7,893	6,240

Net deferred tax asset	24,541	21,981
Valuation allowance	(1,273)	—

Net deferred tax asset	$23,268	$21,981

Substantially all of our operating income was generated from U.S. operations during 2009 and 2010, and we have elected to have our Mexican operations treated as a foreign branch of a U.S. subsidiary for U.S. income tax purposes. At September 30, 2010 and 2009, we provided deferred income taxes on all undistributed earnings from Albemarle & Bond. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2010 and 2009 of approximately $2,348,000 and $1,634,000. At September 30, 2010, we provided deferred income taxes on all undistributed earnings from Cash Converters. Such earnings have been reinvested in foreign operations except for dividends at September 30, 2010 of approximately $1,494,000. Any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.
Effective October 1, 2007, we adopted FASB ASC 740-10-25 (“Accounting for Uncertainty in Income Taxes”). To be recognized in the financial statements, a tax position must be more-likely-than-not to be sustained upon examination, based on the technical merits of the position. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FASB ASC 740-10-25 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of equity. As a result of the adoption of FASB ASC 740-10-25, we recognized a $106,000 liability, including $8,600 of penalties and interest, for unrecognized state income tax benefits net of federal taxes, and recorded this as a cumulative adjustment to our beginning retained earnings at October 1, 2007. We recorded an additional $380,000 uncertain tax position in fiscal 2008, and reversed it in fiscal 2009 due to a change in accounting method for tax purposes.
We recognize interest and penalties related to unrecognized tax benefits as federal income tax expense on our statement of operations.

Below is a reconciliation of the beginning and ending unrecognized tax benefits for the periods since adoption of FASB ASC 740-10-25 (in thousands):

Unrecognized tax benefits at September 30, 2007	$—
Addition upon initial adoption on October 1, 2007	106
Additions based on current year tax positions	380
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at September 30, 2008	486
Reduction based on prior year tax positions	(380)
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at September 30, 2009	106
Reduction based on prior year tax positions	—
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	(55)

Unrecognized tax benefits at September 30, 2010	$51

We are subject to U.S., Mexican, and Canadian income taxes as well as to income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2006. The statutes of limitations related to our recorded liability expire between June 15, 2011 and June 15, 2012.
Note K: Related Party Transactions
Effective October 1, 2009, 2008 and 2007 we entered one-year financial advisory services agreements with Madison Park, LLC, a business and financial advisory firm wholly-owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock. Either party could terminate the agreements at any time on thirty days written notice, but neither party elected to do so. The agreements required Madison Park to provide advice on our business and long-term strategic plan, including acquisitions and strategic alliances, operating and strategic objectives, investor relations, relations with investment bankers and other members of the financial services industry, international business development and strategic investment opportunities, and financial matters. The monthly fee for the services was $300,000 in fiscal 2010, $200,000 in fiscal 2009 and $150,000 in fiscal 2008. Total payments to Madison Park were $3.6 million in fiscal 2010, $2.4 million in fiscal 2009 and $1.8 million in fiscal 2008.
Effective October 1, 2010, we entered a new financial advisory services agreement with Madison Park with a one-year term that expires September 30, 2011. The terms of the agreement are substantially the same as those in the fiscal 2010 agreement described above, except for the monthly fee of $400,000.
Prior to approval of the Madison Park agreement and pursuant to our Policy for Review and Evaluation of Related Party Transactions, the Audit Committee of our Board of Directors implemented measures designed to ensure that the advisory services agreement with Madison Park was considered, analyzed, negotiated and approved objectively. Those measures included the engagement of an independent financial advisory firm to counsel and advise the committee in the course of its consideration and evaluation of the Madison Park relationship and the proposed terms of the new advisory services agreement and the receipt of a fairness opinion with respect to the fee to be paid to Madison Park.
After consideration and discussion of a number of factors, the information and fairness opinion provided by its independent financial advisory firm, and the relationships and the interests of Mr. Cohen, the Audit Committee concluded that the advisory services agreement was fair to, and in the best interests of, the company and its stockholders and, on that basis, approved the engagement of Madison Park pursuant to the advisory services agreement.

Note L: Leases
We lease various facilities and certain equipment under operating leases. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending September 30:

(In thousands)
2011	37,590
2012	32,927
2013	26,723
2014	18,082
2015	11,400
Thereafter	17,673

$144,395

We sublease some of the above facilities. Annual future minimum rentals expected under these subleases amount to $66,000 in fiscal 2011 through 2013, $59,500 in fiscal 2014, and none thereafter.
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
Net rent expense for the years ending September 30, 2010, 2009 and 2008 was $39.3 million, $34.9 million and $26.7 million. Net rent expense includes the collection of sublease rent revenue of approximately $132,000, $81,000 and $52,000 for the years ended September 30, 2010, 2009 and 2008.
Prior to fiscal 2008, we completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $2.5 million at September 30, 2010, is included in “Deferred gains and other long-term liabilities” in our consolidated balance sheet. The short-term portion, included in “Accounts payable and other accrued expenses” was $0.4 million at September 30, 2010. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on our other lease agreements.
Note M: Employment Agreements
Effective January 1, 2009, we entered into an Employment and Compensation Agreement with our Chief Executive Officer, Joseph L. Rotunda. That agreement expired on October 8, 2010, and Mr. Rotunda retired from his positions as Chief Executive Officer and a member of the Board of Directors on October 31, 2010. The agreement provided Mr. Rotunda with certain severance and termination benefits if he served the full term of the agreement (through October 8, 2010). These benefits include (1) a cash payment in an amount equal to one year’s base salary plus his most recent annual incentive bonus award (total of approximately $3.4 million, payable on January 7, 2011) and (2) a five-year consulting agreement that provides for the following: an annual consulting fee of $500,000; an annual incentive bonus with a target amount equal to 50% of the annual fee and a maximum amount equal to 100% of the annual fee; and reimbursement of reasonable business expenses. The company has also agreed to continue the healthcare benefits for Mr. Rotunda during the term of the consulting agreement. If the consulting agreement is terminated by reason of Mr. Rotunda’s death or disability, he will be entitled to payment of an amount equal to one year’s annual consulting fee plus one year of incentive bonus (calculated at the target amount) and continuation of healthcare benefits for Mr. Rotunda and/or his spouse (as applicable) for one year. In addition, if the company terminates the consulting agreement (other than due to a material breach by Mr. Rotunda) or Mr. Rotunda terminates the consulting agreement because of a material breach by the company, then the company will pay Mr. Rotunda an amount of cash equal to all annual consulting fees that would have been payable to Mr. Rotunda had the agreement continued until the expiration of the five-year term, plus an additional $500,000 in lieu of subsequent annual incentive bonuses, and shall continue to provide the healthcare benefits for Mr. Rotunda until the expiration of the five-year term.

On October 8, 2010, the Board of Directors, acting pursuant to the terms of the restricted stock award agreement and with the recommendation of the Compensation Committee, determined that Mr. Rotunda had satisfied the specified conditions for the accelerated vesting of all his unvested restricted stock (having served the full term of his employment agreement and successfully implemented a transition plan to a new Chief Executive Officer) and approved the vesting of the remaining 756,000 unvested shares on October 31, 2010, the effective date of Mr. Rotunda’s retirement.
On August 3, 2009, we entered into an employment agreement with Paul E. Rothamel, who became President in February 2010 and Chief Executive Officer on November 1, 2010. The agreement provides for certain benefits (principally, a payment equal to one year of then-current base salary) if (a) Mr. Rothamel terminates his employment for good reason (including a change in control), (b) we terminate Mr. Rothamel’s employment without cause, or (c) Mr. Rothamel dies or becomes totally and permanently disabled during his active employment. Mr. Rothamel is subject to confidentiality obligations and, for a period of two years following the termination of his employment, is prohibited from competing with us, soliciting our customers or soliciting our employees. The agreement has an initial term of two years, and will be renewed for successive one-year terms unless either party gives 90-days’ notice to terminate.
On February 11, 2010, we entered into an Employment and Post-Employment Agreement with Robert A. Kasenter, Senior Vice President of Administration. Under the terms of that agreement, we agreed to employ Mr. Kasenter through October 4, 2010 at his then-current compensation and benefits, agreed to grant him 30,000 shares of restricted stock upon his successful recruitment and on-boarding of a new executive manager for our Human Resources function, and agreed that, upon his retirement, we would enter into a three-year consulting agreement that provides for the following: an annual consulting fee of $375,000; continuation of healthcare benefits during the term of the consulting agreement; and reimbursement of reasonable business expenses. If the consulting agreement is terminated by reason of Mr. Kasenter’s death or disability, he will be entitled to a payment equal to one year’s annual consulting fee and continuation of healthcare benefits for Mr. Kasenter and/or his spouse (as applicable) for one year. In addition, if we terminate the consulting agreement (other than due to a material breach by Mr. Kasenter) or Mr. Kasenter terminates the consulting agreement because of a material breach by the company, then we will pay Mr. Kasenter an amount equal to all annual consulting fees that would have been payable to Mr. Kasenter had the agreement continued until the expiration of the three-year term and shall continue to provide the healthcare benefits for Mr. Kasenter until the expiration of the three-year term.
The company provides the following additional severance or change-in-control benefits to its executive officers:
•	The terms of employment for certain of our executive officers provide that the executive officer will receive salary continuation for one year if his or her employment is terminated by the company without cause.
•	Sterling B. Brinkley, Chairman of the Board, received a restricted stock award on October 2, 2006 that provides for accelerated vesting of some or all of the unvested shares under certain circumstances, including death or disability, failure to be re-elected to his current position or termination of employment without cause.
•	Generally, restricted stock awards, including those granted to the executive officers, provide for accelerated vesting of some or all of the unvested shares in the event of the holder’s death or disability.
Note N: Retirement Plans
We sponsor a 401(k) retirement savings plan under which eligible employees may contribute a portion of pre-tax earnings. In our sole discretion, we may match employee contributions in the form of our Class A Common Stock. A participant vests in the matching contributions pro rata over their first four years of service and is 100% vested in all matching contributions after four years of service. During fiscal 2010, 2009 and 2008, we incurred expense of approximately $260,000, $178,000 and $135,000 in matching contributions. During fiscal 2009, after our acquisition of Value Financial Services, Inc. but prior to merging its 401(k) plan into the EZCORP, Inc. plan on April 6, 2009, we recognized $97,000 of expense related to cash matching contributions we made to the Value Financial Services, Inc. 401(k) Plan.

We also provide a non-qualified Supplemental Executive Retirement Plan for selected executives. Funds in the Supplemental Executive Retirement Plan vest over three years from the grant date, with one-third vesting each year. All of a participant’s Supplemental Executive Retirement Plan funds from all grants vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control. In addition, the Supplemental Executive Retirement Plan funds are 100% vested when a participant attains his or her normal retirement age (60 years old and five years of active service) while actively employed by us. Contributions to the Supplemental Executive Retirement Plan for fiscal 2010, 2009 and 2008 were approximately $746,000, $579,000 and $407,000. These amounts are amortized to expense based on the vesting schedule. The amount of the amortized expense in fiscal 2010, 2009 and 2008 was approximately $562,000, $463,000 and $419,000.
Note O: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note P: Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended September 30, 2010

Total revenues	$184,751	$176,584	$173,542	$198,168
Net revenues	112,931	109,705	104,804	120,039
Net income	25,707	23,773	19,962	27,852

Earnings per common share:
Basic	$0.53	$0.49	$0.41	$0.57
Diluted	$0.52	$0.48	$0.40	$0.56

Year Ended September 30, 2009

Total revenues	$128,615	$156,266	$147,774	$164,801
Net revenues	78,699	94,726	88,087	98,422
Net income	14,828	18,320	14,385	20,939

Earnings per common share:
Basic	$0.34	$0.38	$0.30	$0.43
Diluted	$0.33	$0.37	$0.29	$0.42
Note Q: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for fiscal 2010, 2009 and 2008 was $95.5 million, $61.3 million and $52.4 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments. At September 30, 2010, the accumulated balance of foreign currency activity excluded from net income was $(8.4) million, net of applicable tax of $2.0 million. The net $(6.4) million is presented as “Accumulated other comprehensive income (loss)” in the balance sheet at September 30, 2010.

Note R: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 390 U.S. pawn stores, offers signature loans in 53 pawn stores and six EZMONEY stores and offers auto title loans in 58 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 115 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 444 U.S. EZMONEY stores and 51 Canadian CASHMAX stores. The segment offers auto title loans in 390 of its U.S. EZMONEY stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Year Ended September 30, 2010:
Revenues:
Merchandise Sales	$214,598	$13,522	$—	$228,120
Scrap Sales	163,667	7,389	355	171,411
Pawn service charges	154,505	9,190	—	163,695
Signature loan fees	1,930	—	137,385	139,315
Auto title loan fees	1,659	—	16,048	17,707
Other	12,268	508	21	12,797

Total revenues	548,627	30,609	153,809	733,045

Merchandise cost of goods sold	131,825	8,459	—	140,284
Scrap cost of goods sold	104,531	6,137	170	110,838
Signature loan bad debt	641	—	31,068	31,709
Auto title loan bad debt	236	—	2,499	2,735

Net revenues	311,394	16,013	120,072	447,479

Operations expense	161,145	11,658	63,861	236,664

Store operating income	$150,249	$4,355	$56,211	$210,815

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Year Ended September 30, 2009:
Revenues:
Merchandise Sales	$196,035	$8,639	$—	$204,674
Scrap Sales	117,013	1,900	9	118,922
Pawn service charges	124,396	5,773	—	130,169
Signature loan fees	2,293	—	131,051	133,344
Auto title loan fees	1,313	—	2,276	3,589
Other	6,646	112	—	6,758

Total revenues	447,696	16,424	133,336	597,456

Merchandise cost of goods sold	121,170	5,392	—	126,562
Scrap cost of goods sold	75,744	1,277	6	77,027
Signature loan bad debt	828	—	32,725	33,553
Auto title loan bad debt	124	—	256	380

Net revenues	249,830	9,755	100,349	359,934

Operations expense	140,525	5,833	59,879	206,237

Store operating income	$109,305	$3,922	$40,470	$153,697

Year Ended September 30, 2008:
Revenues:
Merchandise Sales	$149,932	$5,896	$—	$155,828
Scrap Sales	75,815	917	—	76,732
Pawn service charges	89,431	4,813	—	94,244
Signature loan fees	2,782	—	125,696	128,478
Other	2,116	5	—	2,121

Total revenues	320,076	11,631	125,696	457,403

Merchandise cost of goods sold	88,918	3,694	—	92,612
Scrap cost of goods sold	46,224	566	—	46,790
Signature loan bad debt	1,108	—	36,042	37,150

Net revenues	183,826	7,371	89,654	280,851

Operations expense	98,581	4,141	56,205	158,927

Store operating income	$85,245	$3,230	$33,449	$121,924

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Years Ended September 30,
	2010	2009	2008
	(in thousands)
Consolidated store operating income	$210,815	$153,697	$121,924
Administrative expenses	52,740	40,497	34,951
Depreciation and amortization	14,661	12,746	12,354
(Gain) / loss on sale / disposal of assets	1,528	(1,024)	939
Interest income	(186)	(281)	(477)
Interest expense	1,385	1,425	420
Equity in net income of unconsolidated affiliates	(10,750)	(5,016)	(4,342)
Other	(93)	38	8

Consolidated income before income taxes	$151,530	$105,312	$78,071

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
		(in thousands)
Assets at September 30, 2010:
Pawn loans	$113,944	$7,257	$—	$121,201
Signature loans, net	456	—	10,319	10,775
Auto title loans, net	651	—	2,494	3,145
Service charges and fees receivable, net	20,830	1,053	7,177	29,060
Inventory, net	66,542	4,935	25	71,502
Goodwill	110,255	7,050	—	117,305

Total separately identified recorded segment assets	$312,678	$20,295	$20,015	$352,988

Brokered signature loans outstanding from unaffiliated lenders	$231	$—	$22,709	$22,940
Brokered auto title loans outstanding from unaffiliated lenders	$236	$—	$6,589	$6,825

Assets at September 30, 2009:
Pawn loans	$98,099	$3,585	$—	$101,684
Signature loans, net	453	—	7,904	8,357
Auto title loans, net	685	—	978	1,663
Service charges and fees receivable, net	17,910	513	5,892	24,315
Inventory, net	61,196	2,804	1	64,001
Goodwill	94,192	6,527	—	100,719

Total separately identified recorded segment assets	$272,535	$13,429	$14,775	$300,739

Brokered signature loans outstanding from unaffiliated lenders	$278	$—	$22,706	$22,984
Brokered auto title loans outstanding from unaffiliated lenders	$276	$—	$1,910	$2,186

Assets at September 30, 2008:
Pawn loans	$71,393	$4,543	$—	$75,936
Signature loans, net	472	—	6,652	7,124
Auto title loans, net	—	—	1	1
Service charges and fees receivable, net	12,523	371	5,267	18,161
Inventory, net	40,357	2,852	—	43,209
Goodwill	16,211	8,165	—	24,376

Total separately identified recorded segment assets	$140,956	$15,931	$11,920	$168,807

Brokered signature loans outstanding from unaffiliated lenders	$384	$—	$23,168	$23,552
Brokered auto title loans outstanding from unaffiliated lenders	$—	$—	$—	$—
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

Note S: Valuation Allowances
The table below presents our significant valuation allowances and changes in those allowances in the three most recent fiscal years (in thousands):

	Balance at	Additions			Balance at
	Beginning	Charged to	Charged to		End
Description	of Period	Expense	Other Accts	Deductions	of Period
Allowance for valuation of inventory:
Year ended September 30, 2010	$5,719	$—	$—	$10	$5,709

Year ended September 30, 2009	$4,028	$1,691	$—	$—	$5,719

Year ended September 30, 2008	$3,755	$273	$—	$—	$4,028

Allowance for uncollectible pawn service charges receivable:
Year ended September 30, 2010	$8,521	$1,421	$—	$—	$9,942

Year ended September 30, 2009	$5,315	$3,206	$—	$—	$8,521

Year ended September 30, 2008	$4,847	$468	$—	$—	$5,315

Allowance for losses on signature loans:
Year ended September 30, 2010	$612	$9,143	$—	$8,929	$826

Year ended September 30, 2009	$674	$8,716	$—	$8,778	$612

Year ended September 30, 2008	$343	$8,691	$—	$8,360	$674

Allowance for valuation of deferred tax assets:
Year ended September 30, 2010	$—	$1,273	$—	$—	$1,273

Year ended September 30, 2009	$233	$—	$—	$233	$—

Year ended September 30, 2008	$392	$—	$—	$159	$233

Allowance for losses on auto title loans:
Year ended September 30, 2010	$305	$2,445	$—	$1,548	$1,202

Year ended September 30, 2009	$—	$307	$—	$2	$305

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Securities Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.
Our internal control over financial reporting as of September 30, 2010 has been audited by BDO USA, LLP, the independent registered public accounting firm that audited our financial statements included in this report, and their report follows immediately.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited EZCORP, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EZCORP, Inc. as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. We have also audited the financial statement schedule listed in the index at item 15(a)(2). Our report dated November 24, 2010 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Dallas, Texas
November 24, 2010

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Set forth below are the names of the persons who, as of November 2, 2010, constituted our Board of Directors and their ages and committee assignments as of that date.

Name	Age	Committees
Sterling B. Brinkley (Chairman)	58	—
Paul E. Rothamel	46	—
Joseph J. Beal	65	Compensation
Pablo Lagos Espinosa	55	Audit
William C. Love	61	Audit (Chair)
Thomas C. Roberts (Lead Director)	68	Audit, Compensation
Richard D. Sage	70	Compensation (Chair)
Director Qualifications — The Board believes that individuals who serve on the Board should have demonstrated notable or significant achievements in business, education or public service; should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders. The following are qualifications, experience and skills for Board members which are important to our business and its future:
•	Leadership Experience — Our directors should demonstrate extraordinary leadership qualities. Strong leaders bring vision, strategic agility, diverse and global perspectives and broad business insight to the company. They demonstrate practical management experience, skills for managing change and deep knowledge of industries, geographies and risk management strategies relevant to our business. They have experience in identifying and developing the current and future leaders of the company.

•	Finance Experience — We believe that all directors should possess an understanding of finance and related reporting processes.

•	Strategically Relevant Experience — Our directors should have business experience that is relevant to our strategic goals and objectives, including geographical and product expansion. We value experience in our high priority growth areas, including new or expanding geographies or customer segments and existing and new technologies; understanding of our business environments; and experience with, exposure to or reputation among a broad subset of our customer base.

•	Government Experience — Our business is subject to a variety of legislative and regulatory risks. Accordingly, we value experience in the legislative, judicial or regulatory branches of government or government relations.
Biographical Information — Set forth below is current biographical information about our directors, including the qualifications, experience and skills that make them suitable for service as a director.
•	Sterling B. Brinkley — Mr. Brinkley serves as our Chairman of the Board of Directors. He has served as either Chairman of the Board of Directors or Chairman of the Executive Committee of the Board of Directors since 1989. Mr. Brinkley also serves as a director and Deputy Chairman of Albemarle & Bond Holdings PLC. From 1988 until March 2005, Mr. Brinkley served as Chairman of the Board, Chairman of the Executive Committee or Chief Executive Officer of Crescent Jewelers, Inc., and from 1990 until December 2003, he served as Chairman of the Board or Chairman of the Executive Committee of Friedman’s, Inc. Both Crescent Jewelers, Inc. and Friedman’s, Inc. were affiliates of MS Pawn Limited Partnership, the owner of all of our outstanding Class B Voting Common Stock. Crescent Jewelers filed for Chapter 11 bankruptcy protection in August 2004, and Friedman’s, Inc. filed for Chapter 11 bankruptcy protection in January 2005.
Director qualifications: leadership experience; broad business experience; financial experience; international experience and global perspective; industry knowledge; experience in developing growth strategies; understanding of our unique business environment.

•	Paul E. Rothamel — Mr. Rothamel is our President and Chief Executive Officer and also serves as a director. Mr. Rothamel joined us in September 2009 as Executive Vice President and Chief Operating Officer, became President in February 2010 and became Chief Executive Officer in November 2010. Prior to joining us, Mr. Rothamel was the President and Chief Executive Officer of Pamida, a privately held company that owns and operates more than 200 general merchandise and pharmacy stores. Mr. Rothamel joined Pamida in 1999 as Senior Vice President, Store Operations, was promoted to the position of Senior Vice President, Operations in 2005 and served in that capacity until assuming the President and Chief Executive Officer position in November 2007. From 1997 to 1999, Mr. Rothamel held the positions of Regional Vice President, Store Operations and District Team Leader at ShopKo Stores, Inc., also a privately-held owner and operator of general merchandise and pharmacy stores and an affiliate of Pamida. Before joining ShopKo, Mr. Rothamel held various operational positions with Target Stores, Inc. and Venture Stores Inc.

Director qualifications: leadership, chief executive officer and executive management experience; retail management experience; deep understanding of consumer businesses and customer service strategies; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development; deep understanding of conducting business in highly regulated environments.

•	Joseph J. Beal — Mr. Beal has served as a director since September 2009 and serves on the Compensation Committee. Mr. Beal also serves as a director of Cash Converters International Limited. Until his retirement in 2008, Mr. Beal was the General Manager and Chief Executive Officer of the Lower Colorado River Authority. Prior to joining the LCRA in 1995, he was the Senior Vice President and Chief Operating Officer for Espey Hudson & Associates, an international engineering and environmental consulting firm based in Austin, Texas.

Director qualifications: leadership, chief executive officer and executive management experience; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development; deep understanding of conducting business in highly regulated environments; legislative and government relations experience.

•	Pablo Lagos Espinosa — Mr. Lagos joined us as a director in October 2010 and is a member of the Audit Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the Board and Executive President for the Mexican subsidiary of Areas, a Spanish global organization dedicated to restaurant and retailing operations in key public transportation hubs, and as Chairman of the board of Residencial Puente de Piedra, a privately-held enterprise focused on developing affordable housing projects in and around Mexico City.

Director qualifications: leadership, chief executive officer and executive management experience in significant multi-national environments; deep understanding of strategically important geographies and international markets; risk management experience; financial experience; experience in developing, implementing and managing strategic plans, including international expansion; personnel development; legislative and government relations experience.

•	William C. Love — Mr. Love has served as a director since October 2008 and is Chair of the Audit Committee. Mr. Love also serves as a director of Cash Converters International Limited. Mr. Love is a Certified Public Accountant and Certified Valuation Analyst, and since January 1993 has practiced public accounting in the Austin, Texas based William C. Love accounting firm. From 1972 to 1993, Mr. Love worked with the accounting firm of KPMG Peat Marwick and its predecessors, including appointments as Partner in Charge of Audit, Partner in Charge of Tax and Managing Partner of its Austin, Texas office.

Director qualifications: leadership experience; broad business insight; accounting, tax and financial reporting expertise.

•	Thomas C. Roberts — Mr. Roberts has served as a director since January 2005 and as our Lead Director since November 2008. He is a member of both the Audit Committee and the Compensation Committee. Mr. Roberts also serves as a director of Albemarle & Bond Holdings PLC. Since 1990, Mr. Roberts has been a private investor and is currently Chairman of the Board of Directors of Pensco, Inc., a financial services company, having previously served as a senior executive (including Chief Financial Officer) of Schlumberger, Ltd. (1970 to 1985) and President and director of Control Data Computer Systems and Services (1985 to 1989).

Director qualifications: leadership experience; chief financial officer, chief executive officer and general management experience in significant and complex multi-national environments; deep understanding of strategically important geographies and international markets; risk management experience; financial expertise; experience in developing, implementing and managing strategic plans, including international expansion; personnel development.

•	Richard D. Sage — Mr. Sage has served as a director since July 1995, and is Chair of the Compensation Committee. Since June 1993, he has been associated with Sage Law Offices in Miami, Florida. Mr. Sage was a director of Champion Healthcare Corporation from January 1995 to August 1996. He was a co-founder of AmeriHealth, Inc., which owned and managed hospitals, and served as its Treasurer from April 1983 to October 1995 and a director from April 1983 to December 1994.

Director qualifications: leadership and executive management experience; broad business experience; industry knowledge; understanding of our unique business environment.
Executive Officers
Set forth below are the name, age, position and biographical information of each of the persons serving as our executive officers as of November 2, 2010 except for Mr. Brinkley and Mr. Rothamel, whose biographical information is included under “Board of Directors” above.

Name	Age	Title
Sterling B. Brinkley	58	Chairman of the Board of Directors
Paul E. Rothamel	46	President and Chief Executive Officer
Eric Fosse	47	President, Pawn Americas
Joe Borbely	52	President, Signature Loans
Mark Kuchenrither	48	Senior Vice President, Strategic Development
Tony Sanders	53	Senior Vice President, Human Resources
Stephen A. Stamp	48	Senior Vice President and Chief Financial Officer
Thomas H. Welch, Jr.	55	Senior Vice President, General Counsel and Secretary
Eric Fosse — Mr. Fosse joined us in September 2004 as Vice President of EZMONEY Operations. In August 2007, Mr. Fosse was promoted to President — EZMONEY Division, and in July 2009, he was promoted to President, Pawn Americas. From 1991 to 2004, Mr. Fosse held various operating positions and ultimately served as a Regional Vice President of G&K Services, a $500 million provider of uniform and textile products.

Joe Borbely — Mr. Borbely joined us in February 2009 as Vice President of EZMONEY Stores. In July 2009, he was promoted to President, Signature Loans. Mr. Borbely was the senior vice president of store operations at Hancock Fabrics from 2007 to February 2009, and the vice president of operations and head of stores for Allied Cash Advance from 2005 to 2007. Prior to that, Mr. Borbely held various positions as vice president, including national vice president of stores, with Hollywood Entertainment between 1996 and 2005. Before Hollywood Entertainment, Mr. Borbely held various regional leadership and training roles for J. Baker and Foot Lockers, Kinney Shoe division.
Mark Kuchenrither — Mr. Kuchenrither joined us as Senior Vice President, Strategic Development in March 2010. From 2007 to March 2010, Mr. Kuchenrither served as Vice President of Operations of Sun Capital Partners, a major private equity firm, where he was responsible for the oversight of ten portfolio companies with emphasis on profit improvement. He was Chief Financial Officer of Arch Aluminum & Glass from 2003 to 2007, and was Chief Financial Officer and Treasurer of Peavey Electronics Corporation from 2000 to 2003. He began his career in various accounting and controller functions.
Tony Sanders — Mr. Sanders joined us in April 2010 as Senior Vice President, Human resources. Mr. Sanders was the Managing Director of Human Resources Services and Administration for United Airlines from 2007 to 2010. From 2000 to 2006, Mr. Sanders served as the Vice President Human Resource Business Center for ConAgra Foods, a $14 billion food packaging company, where he was responsible for human resources administrative services, benefits planning and administration, payroll and human resource acquisition management. From 1998 to 2000, Mr. Sanders served as Director of Benefits and Corporate Human Resources for Baker Hughes Incorporated, a 35,000 person multi-national oilfield services company. From 1989 to 1998 he served in various tax leadership roles at Baker Hughes.
Stephen A. Stamp — Mr. Stamp joined us as Senior Vice President and Chief Financial Officer in November 2010. Mr. Stamp was the Chief Financial Officer at KV Pharmaceutical Company from March 2010 until May 2010. For the preceding eight months, Mr. Stamp provided consultancy services to private equity backed pharmaceutical companies. From 2004 to 2009, he served as Chief Financial Officer and for one year as Chief Operating Officer of Xanodyne Pharmaceuticals, Inc., a U.S.-based private pharmaceutical company. From 2000 to 2004, Mr. Stamp was Group Finance Director and a board member of Regus Group PLC, a publicly traded global office services company based in the U.K. From 1994 to 1999, he was Group Finance Director and a board member of Shire Pharmaceuticals Group PLC, a publicly traded international pharmaceutical company headquartered in the U.K. Mr Stamp also spent six years in the investment banking division of Lazard in London and three years at KPMG, London.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2010, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
Code of Conduct and Ethics
We maintain a Code of Conduct and Ethics that is applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. That Code of Conduct and Ethics, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code, and accountability for adherence to the code. A copy of the Code of Conduct and Ethics is posted in the Investor Relations section of on our website at www.ezcorp.com.
We will post any waivers of the Code of Conduct and Ethics, or amendments thereto, that are applicable to our Chief Executive Officer, our Chief Financial Officer, or our Chief Accounting Officer in the Investor Relations section of our website at www.ezcorp.com. To date, there have been no such waivers.
Corporate Governance
Committees of the Board — The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.
•	Audit Committee — The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls, the audit process and legal and ethical compliance. Its primary duties include reviewing the scope and adequacy of our internal and financial controls and procedures; reviewing the scope and results of the audit plans of our independent and internal auditors; reviewing the objectivity, effectiveness and resources of the internal audit function; appraising our financial reporting activities and the accounting standards and principles followed, and reviewing and approving ethics and compliance policies. The Audit Committee also selects, engages, compensates and oversees our independent auditor and pre-approves all services to be performed by the independent auditing firm.

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

•	Compensation Committee — The Compensation Committee reviews and approves, on behalf of the Board, the amounts and types of compensation to be paid to our senior executives, reviews and recommends to the full Board the amount and type of compensation to be paid to our non-employee directors, reviews and approves, on behalf of the Board, all bonus and equity compensation to be paid to our other employees, and administers our stock compensation plans. The Compensation Committee is comprised entirely of directors who satisfy the standards of independence described under “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to compensation committee members established under applicable law and NASDAQ listing requirements.
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
Meetings and Attendance — During fiscal 2010, the Board of Directors held eight meetings, the Audit Committee held five meetings, and the Compensation Committee held three meetings. All directors attended all of the total number of meetings of the Board and of the committees on which they served.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Program — The Compensation Committee of the Board of Directors is responsible for establishing and implementing our compensation policies applicable to senior executives and monitoring our compensation practices. The Compensation Committee seeks to ensure that our compensation plans are fair, reasonable and competitive. The Compensation Committee is responsible for reviewing and approving all senior executive compensation and all awards under our equity-based compensation plans.
Philosophy and Goals of Executive Compensation Plans — The Compensation Committee’s philosophy for executive compensation is to:
•	Pay for performance — The Compensation Committee believes that our executives should be compensated based upon their ability to achieve specific operational and strategic results. Therefore, our compensation plans are designed to provide rewards for the individual’s contribution to our performance.

•	Pay commensurate with other companies categorized as value creators — The Compensation Committee has determined that compensation levels for senior executives should be at the 75th percentile for similar executives in the workforce. This allows us to attract, hire, reward and retain senior executives who continue to formulate and execute our strategic plans and drive exceptional results.
To ensure our programs are competitive, the Compensation Committee reviews compensation information of peer companies, national data and trends in executive compensation to help determine the appropriateness of our plans and compensation levels. These reviews become the basis for the Compensation Committee’s decisions on compensation plans and individual executive compensation payments.
The Compensation Committee has approved a variety of programs that work together to provide a combination of basic compensation and strong incentives. While it is important for us to provide certain base level salaries and benefits to remain competitive, the Compensation Committee’s objective is to provide compensation plans with incentive opportunities that motivate and reward executives for consistently achieving superior results. The Compensation Committee designs our compensation plans to:
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
The Compensation Committee reviews competitive information and individual compensation levels before each fiscal year. During the review process, the Compensation Committee addresses the following questions:
•	Do any existing compensation plans need to be adjusted to reflect changes in competitive practices, different market circumstances or changes to our strategic initiatives?

•	Should any existing compensation plans be eliminated or new plans be added to the executive compensation programs?

•	What are the compensation-related objectives for our Incentive Compensation Plan for the upcoming fiscal year?

•	Based upon individual performance, what compensation modifications should be made to provide incentives for senior executives to perform at superior levels?

In addressing these questions, the Compensation Committee considers input from management, outside compensation experts and published surveys of compensation levels and practices.
The Compensation Committee does not believe that the company’s compensation policies and practices for its employees give rise to risks that are reasonably likely to have a material adverse effect on the company. As noted below, the company’s incentive-based compensation is generally tied to company or business unit financial performance (either consolidated net income or EBITDA or business unit operating income). The Compensation Committee believes that the existence of these financial performance incentives creates a strong motivation for company employees to contribute towards the achievement of strong, sustainable operating and financial performance, and believes that the company has a strong set of internal controls that minimize the risk that financial performance can be misstated in order to achieve incentive compensation payouts.
Scope of Authority of the Compensation Committee — The Board of Directors has authorized the Compensation Committee to establish the compensation programs for all senior executives and to provide oversight for compliance with our compensation philosophy. The Compensation Committee delegates the day-to-day administration of the compensation plans to management (except with respect to our senior executives), but retains responsibility for ensuring that the plan administration is consistent with the Company’s policies. Annually, the Compensation Committee sets the compensation for senior executives, including objectives and awards under incentive plans. For this purpose, “senior executives” include the executive officers and any other employee with an annual base salary of $250,000 or more. The Compensation Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors. In addition to overseeing the compensation of senior executives, the Compensation Committee approves all awards under equity-based compensation plans for all other employees. For more information on the Committee’s role, see the Committee’s charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
Independent Compensation Expertise — The Compensation Committee is authorized to retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels. These experts provide information on trends and best practices so the Compensation Committee can formulate ongoing plans for executive compensation. The Compensation Committee retained Towers Watson as its independent expert to assist in the determination of the reasonableness and competitiveness of the executive compensation plans and senior executives’ individual compensation levels for fiscal 2010 and fiscal 2011.
Towers Watson performed a benchmark compensation review of our key executive positions, including the Named Executive Officers. Towers Watson utilized market compensation data from the following published survey sources on retail trade and used-merchandise industries, with the surveyed companies’ reported compensation data adjusted for revenue differences to be comparable to ours:
•	Towers Watson General Industry Executive Database

•	Towers Watson Retail/Wholesale Executive Database

•	Watson/Wyatt Survey Report on Top Management Compensation

•	Towers Watson Global General Industry Database
In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace. The Compensation Committee sets its competitive compensation levels based upon its compensation philosophy. Comparisons to the market are often made using the 50th percentile for companies that are value maintainers and the 75th percentile for value creators. Based upon the Towers Watson study, the creation of shareholder value and revenue and earnings growth over the last three years, the Compensation Committee determined that the company is a value creator, and set our total compensation target for senior executive positions at the 75th percentile of total compensation for the competitive market.
Peer Group Companies — In addition to the above survey analysis, the Compensation Committee also reviewed the compensation levels at specific competitive benchmark companies. With input from management, the Compensation Committee chose the peer companies because they are direct competitors within our industry, have similar business models to our company or have comparable key executive positions. While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.
As direct competitors and similarly situated companies that compete for the same executive talent, the Compensation Committee determined that the following peer group companies most closely matched the responsibilities and requirements of our executives:

Company	Business
Advance America	Payday Lending
Cash America	Pawn and Payday Lending
Dollar Financial	Payday Lending
First Cash Financial Services	Pawn and Payday Lending
World Acceptance Corp.	Small Loans
QC Holdings	Consumer Finance
Consumer Portfolio Services	Specialty Finance
Citi Trends	Retail
Joseph A Banks Clothiers	Retail
Aeropostale, Inc	Retail
Rent-A-Center	Retail
Select Comfort	Retail
The Compensation Committee used the publicly available compensation information for these companies to analyze our competitive position in the industry. The Compensation Committee reviewed the base salaries, short-term and long term incentive plans and benefits of the executives of these companies to provide background and perspective in analyzing the compensation levels for our executives.
Specific Elements of Executive Compensation —
•	Base Salary — Using information gathered by Towers Watson, peer company data, national surveys, general compensation trend information and recommendations from management, the Compensation Committee approved the base salaries for our senior executives.

Base salaries for senior executives are set using the Compensation Committee’s philosophy that compensation should be competitive and based upon performance. Executives should expect that their base salaries, coupled with a short-term incentive award, would provide them the opportunity to be compensated at or above the competitive market at the 75th percentile.

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time-to-time. The Compensation Committee reviews and approves base salaries of all senior executives.

For fiscal 2010, using data from national surveys, the Compensation Committee determined that the typical merit increase percentage for executive base salaries should be in the 3% to 5% range, excluding salary adjustments for unusual circumstances and promotions. In setting specific base salary increases, the Compensation Committee also considered competitive market data.

The following table shows the increases in base salaries for the Named Executive Officers that were approved for fiscal 2010 compared to the approved salaries for fiscal 2009:

	Fiscal 2010	Fiscal 2009
Named Executive Officer	Base Salary	Base Salary	Increase
Joseph L. Rotunda	$1,050,000	$975,000	7.7%
Daniel N. Tonissen (a)	412,000	400,000	3.0%
Brad Wolfe (b)	300,000	N/A	N/A
Daniel M. Chism (c)	215,000	N/A	N/A
Sterling B. Brinkley	775,000	775,000	—
Paul E. Rothamel (d)	500,000	N/A	N/A
Robert A. Kasenter	310,000	280,000	10.7%

(a)	Mr. Tonissen retired from the company effective December 31, 2009. The amount shown is the amount of the annual salary that was approved for Mr. Tonissen prior to his retirement. The actual amount paid to Mr. Tonissen for fiscal 2010 is shown in the Summary Compensation Table below.

(b)	Mr. Wolfe joined the company in December 2009, but left in May 2010. The amount shown is the amount of the annual salary that was approved for Mr. Wolfe upon his hiring. The actual amount paid to Mr. Wolfe for fiscal 2010 is shown in the Summary Compensation Table below.

(c)	Mr. Chism is the company’s Vice President and Chief Accounting Officer and served as interim principal financial officer from May 2010 until November 2010. The information shown reflects Mr. Chism’s compensation as Vice President and Chief Accounting Officer. Mr. Chism’s fiscal 2009 compensation is not presented as he did not serve as principal financial officer in fiscal 2009.

(d)	Mr. Rothamel joined the company in September 2009.
In early fiscal 2011, Mr. Rotunda retired from his positions as Chief Executive Officer and a member of the board of directors, and Mr. Kasenter retired from his position as Senior Vice President of Administration. Mr. Rothamel has assumed the role of Chief Executive Officer, and Stephen A. Stamp has joined the Company as Senior Vice President and Chief Financial Officer. The Compensation Committee has approved the following base salaries for fiscal 2011: Mr. Rothamel, $750,000; Mr. Stamp, $350,000; and Mr. Brinkley, $800,000.
•	Short-Term Incentive Compensation — Our senior executives, as well as other key employees, are eligible to participate in our annual Incentive Compensation Plan, which has four primary objectives:
•	Attract, retain and motivate top-quality executives who can add significant value to the company;

•	Create an incentive compensation opportunity that is an integral part of the executive’s total compensation program;

•	Reward participants’ contributions to the achievement of our business results, and

•	Provide an incentive for individuals to achieve corporate, business unit, departmental and personal objectives that are tied to our strategic goals.
The Incentive Compensation Plan provides each participant an opportunity to receive an annual incentive cash bonus based on our company and business unit financial performance and the participant’s personal performance during the fiscal year. The Compensation Committee approves the participants to be included in the Incentive Compensation Plan, the company and business unit financial objectives, and the target and actual payouts for senior executives.

The following is a description of the key terms of the Incentive Compensation Plan for fiscal 2010:
•	Each participant’s target bonus was determined as a percentage of base salary. The percentages vary by position. For fiscal 2010, the target bonus percentage for each of the Named Executive Officers was 150% for Mr. Rotunda, 60% for Mr. Tonissen, 50% for Mr. Wolfe, 30% for Mr. Chism, 150% for Mr. Brinkley, 150% for Mr. Rothamel and 60% for Mr. Kasenter. Mr. Rothamel’s target bonus percentage was originally set at 100%, but was increased to 150% with his promotion to President in February 2010.

•	Each participant had a company financial objective and, in most cases, personal objectives that included financial or non-financial goals intended to enhance and support our strategic initiatives. Each participant was assigned a weighting between the company financial objective and the personal objectives for determining the individual incentive award. The company financial objective was weighted more heavily for more senior positions. For Mr. Rotunda, Mr. Brinkley, Mr. Rothamel and Mr. Kasenter, 100% of their bonus opportunity was tied to the achievement of the company financial objective.

•	The company financial objective was measured by net income and required a significant increase in net income from the actual net income achieved in fiscal 2009.

•	The payout potential ranged from 0% to 150% of the company financial objective target amount, depending on the level of achievement of the company financial objective. The payout potential of the personal objective target amount ranged from 0% to 100% for each participant, but could be increased up to 150% if the company achieved the maximum payout level for the company financial objective. No personal objective payout is allowed unless the minimum company financial objective is achieved. Each participant’s total incentive bonus payout was calculated as the sum of the company financial objective payout and the participant’s personal objective payout.

•	The incentive bonus payouts for the senior executives were reviewed and approved by the Compensation Committee, which has the ability to adjust individual payouts if it feels that the award does not reflect the contribution of the participant.

•	In November 2010, the Compensation Committee determined that the level of net income achieved for fiscal 2010 exceeded the maximum company financial objective, resulting in a 150% payout for the portion of the incentive bonuses attributable to the company financial objective. After reviewing the proposed payouts for the senior executives, the Compensation Committee approved the total short-term incentive bonus payouts for each senior executive. The payouts to the Named Executive Officers are shown under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.
In November 2010, the Compensation Committee adopted a new Incentive Compensation Plan applicable to fiscal 2011 and future years. The following are the key provisions of the new Incentive Compensation Plan:
•	The plan is administered by the Compensation Committee, which has the power and authority to establish, adjust, pay or decline to pay the incentive bonus for each participant, including the power and authority to increase or decrease the incentive bonus otherwise payable to a participant. However, the committee does not have the power to increase, or make adjustments that would have the effect of increasing, the incentive bonus otherwise payable to any executive officer. The committee has the right to delegate to the Chief Executive Officer its authority and responsibilities with respect to the incentive bonuses payable to employees other than executive officers.

•	The eligible participants include the executive officers and other key employees.

•	The Compensation Committee is responsible for designating the participants for each fiscal year and specifying the terms and conditions for earning incentive bonuses, including establishing specific performance objectives. Incentive bonuses payable to executive officers are intended to constitute “qualified performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code. Consequently, each incentive bonus awarded to an executive officer must be conditioned on one or more specified “Performance Measures,” calculated on a consolidated or business unit basis. Possible Performance Measures include total stockholder return; net income; earnings per share; return on sales; return on equity; return on assets; return on invested capital; increase in the market price of stock or other securities; revenues; net revenues; operating income; cash flow; EBITDA; the performance of the company in any of the foregoing measures in comparison to a pre-established peer group; or any other performance objective approved by the company’s stockholders.
•	As soon as reasonably practicable after the end of each fiscal year, the Compensation Committee will determine whether the specified performance goal for each incentive bonus has been achieved and the amount of the incentive bonus to be paid to each participant. The maximum annual incentive bonus that may be awarded to any executive officer may not exceed 300% of the executive officer’s base salary during that year.

•	The plan is effective for fiscal 2011 and will continue until the end of fiscal 2015, unless it is terminated by the board of directors before then.
The Compensation Committee also established the fiscal 2011 targets and performance measures for each of the senior executives. For fiscal 2011, the incentive bonus for each senior executive will be a function of the designated target amount (stated as a percentage of base salary), a business performance modifier ranging from 0% to 150% and an individual performance modifier ranging from 0% to 100%. For each executive, the business performance modifier will be based on the company’s achievement of specified levels of net income (which require a significant increase over the actual net income for fiscal 2010), plus, in the case of certain of the senior executives, business unit achievement of specified levels of operating income (again, requiring significant year-over-year increases). The individual performance modifiers will be based on end-of-year performance reviews and, in the case of the Chairman of the Board and the Chief Executive Officer, will be determined by the Compensation Committee.
The Compensation Committee has approved the following incentive bonus targets for fiscal 2011 (stated as a percentage of base salary): Mr. Rothamel, 150%; Mr. Stamp, 60%; and Mr. Brinkley, 150%. The business performance modifier is based on company net income objectives for Mr. Rothamel, Mr. Stamp and Mr. Brinkley.
•	Long-Term Compensation — All of our executive officers are eligible to receive equity awards in the form of stock options or restricted stock. Participation in the long-term incentive plan is based on the following criteria:
•	Analysis of competitive information for comparable positions;

•	Evaluation of the value added to the company by hiring or retaining specific executives; and

•	Each executive’s long-term potential contributions to our company.
Although equity awards may be made at any time as determined by the Compensation Committee, they are generally made on the first business day of our fiscal year or on or around the recipient’s hire date (in the case of new-hire grants).
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

The Compensation Committee, with the assistance of its consultant Towers Watson, researched the benefits of moving from “cliff” vesting of awards to pro-rata vesting. Based on that research, the committee concluded that pro-rata vesting over a three-year period was more conducive to attracting and retaining quality executive talent at growth companies. Thus, the Committee has decided to use pro-rata vesting for the restricted stock awards made on October 1, 2010. Most equity awards have vesting schedules over several years to promote long-term performance and retention of the recipient, and some have specific performance criteria for vesting.
On October 1, 2009, restricted stock grants were made to 59 key employees totaling 178,500 shares. As a part of those grants, Mr. Rothamel received 25,000 shares and Mr. Chism received 4,000 shares. All of these restricted shares vest on October 1, 2012 (three-year cliff vesting).
In July 2010, pursuant to his previously disclosed Employment and Post-Employment Agreement, Mr. Kasenter received a restricted stock grant of 30,000 shares, with 10,000 shares vesting each September 30 from 2011 through 2013. The grant was made in recognition of Mr. Kasenter’s long service to the company and his success in recruiting and on-boarding a new executive manager for the company’s human resources function in contemplation of Mr. Kasenter’s retirement.
No equity awards were made to Mr. Rotunda, Mr. Tonissen or Mr. Brinkley during fiscal 2010. Mr. Wolfe received a grant of 10,000 restricted shares on December 1, 2009, his first day of employment, but all of those shares were forfeited in May 2010, when Mr. Wolfe left the company.
On October 1, 2010, restricted stock grants were made to 54 key employees, totaling 177,500 shares. As part of those grants, Mr. Chism received 4,000 shares. These shares vest pro-rata over three years.
Also on October 1, 2010, Mr. Rothamel and Mr. Brinkley each received a restricted stock grant of 300,000 shares. These shares are subject to a six-year, performance-based vesting schedule (one-third on October 1, 2012, one-third on October 1, 2014 and one-third on October 1, 2016). The Compensation Committee intended these significant grants, which include a longer vesting period (every two years for a total of six years) and specified performance goals (described below), to encourage and incent the company’s most senior leaders to manage the company to maximize stockholder value over the long term.
For the October 1, 2010 equity awards made to the executive officers (including the awards to Mr. Rothamel and Mr. Brinkley), the Compensation Committee chose to condition vesting on the attainment of specified performance goals. These goals generally require the company to have achieved, on each scheduled vesting date, an annual compounded growth rate in EBITDA of at least 5%, when compared to the company’s EBITDA for fiscal 2010. The Compensation Committee adopted this performance-based vesting so that the executive officers would be incented to achieve steady, positive operating performance over extended periods of time. In addition, the inclusion of the performance goals is intended to ensure that the awards constitute “qualified performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code and, therefore, that the company receives federal income tax deductions for these awards.
In calculating EBITDA for purposes of the performance-based vesting, the recorded expenses associated with Joe Rotunda’s retirement from the company (including the expenses associated with cash payments and the vesting of outstanding restricted stock) will be excluded. The Compensation Committee permitted this exclusion because it recognized that those expenses were beyond the control of management and were not reflective of the company’s operating performance.
•	Supplemental Executive Retirement Plan — We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly-paid executive contribution limitations applicable to our 401(k) retirement savings plan. For a description of the SERP, see “Other Benefits and Perquisites” below.

In October 2009, we made the following contributions to the SERP on behalf of the Named Executive Officers:

Named Executive Officer	SERP Award
Joseph L. Rotunda	$236,250
Daniel N. Tonissen	—
Brad Wolfe	—
Daniel M. Chism	—
Sterling B. Brinkley	174,375
Paul E. Rothamel	90,000
Robert A. Kasenter	44,640
The SERP awards approved for fiscal 2011 were $168,750 for Mr. Rothamel, $180,000 for Mr. Brinkley; and $12,404 for Mr. Chism.
•	Other Benefits and Perquisites — The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers during fiscal 2010 is included in the “All Other Compensation” table below.
Employment Agreements, Severance and Change-in-Control Arrangements — Effective January 1, 2009, we entered into an Employment and Compensation Agreement with our Chief Executive Officer, Joseph L. Rotunda. That agreement expired on October 8, 2010, and Mr. Rotunda retired from his positions as Chief Executive Officer and a member of the Board of Directors on October 31, 2010. The agreement provided Mr. Rotunda with certain severance and termination benefits if he served the full term of the agreement (through October 8, 2010), and Mr. Rotunda became entitled to those benefits upon his retirement. Those benefits are described under “Other Benefits and Perquisites — Certain Termination and Change-in-Control Benefits” below.
On August 3, 2009, we entered into an employment agreement with Paul E. Rothamel, who is now our President and Chief Executive Officer. The agreement provides for certain benefits (principally, a payment equal to one year of then-current base salary) if (a) Mr. Rothamel terminates his employment for good reason (including a change in control), (b) we terminate Mr. Rothamel’s employment without cause, or (c) Mr. Rothamel dies or becomes totally and permanently disabled during his active employment. The agreement has an initial term of two years, and will be renewed for successive one-year terms unless either party gives 90-days’ notice to terminate.
On February 11, 2010, we entered into an Employment and Post-Employment Agreement with Robert A. Kasenter, Senior Vice President of Administration. Under the terms of that agreement, the company agreed to employ Mr. Kasenter through October 4, 2010 at his then-current compensation and benefits, agreed to grant him 30,000 shares of restricted stock upon his successful recruitment and on-boarding of a new executive manager for the company’s Human Resources function, and agreed to enter into a three-year consulting agreement. The terms of that consulting agreement are described under “Other Benefits and Perquisites — Certain Termination and Change-in-Control Benefits” below.
The company provides the following additional severance or change-in-control benefits to its executive officers:
•	The terms of employment for certain of our executive officers (including Mr. Stamp) provide that the executive officer will receive salary continuation for one year if his or her employment is terminated by the company without cause.
•	Mr. Brinkley received a restricted stock award in October 2006 that provides for accelerated vesting of some or all of the unvested shares under certain circumstances, including death or disability, failure to be re-elected to his current position or termination of employment without cause.
•	Generally, restricted stock awards, including those granted to the executive officers, provide for accelerated vesting of some or all of the unvested shares in the event of the holder’s death or disability.

More information on severance arrangements can be found under “Other Benefit Plans — Certain Termination Benefits” below. The Compensation Committee believes that these benefits provide important protection to the executive officers, are consistent with practice of the peer companies and are appropriate for attraction and retention of executive talent.
Each of the company’s executive officers, along with other key employees, has entered into a Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement. Under the terms of that agreement, the executive is subject to confidentiality and non-disclosure obligations with respect to various categories of proprietary, competitively sensitive and confidential information. In addition, the executive has agreed that, for a period of one year following the termination of employment with the company, he or she will not compete with the company (within a defined area) and will not solicit the company’s employees or suppliers.
Other Factors Affecting Compensation — In establishing total compensation for the executive officers, the Compensation Committee considered the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each covered employee. Generally, Section 162(m) prevents a company from receiving a federal income tax deduction for compensation paid to a covered employee in excess of $1 million for any year, unless that compensation is performance-based. To the extent practical, the Compensation Committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain, and reward high-performing executives.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. This report is provided by the following independent directors, who comprised the Compensation Committee as of the end of fiscal 2010.
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

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2010, 2009 and 2008 for the following persons: Joseph L. Rotunda, who served as principal executive officer during all of fiscal 2010; Daniel N. Tonissen, Brad Wolfe and Daniel M. Chism, each of whom served as principal financial officer during a portion of fiscal 2010; and Sterling B. Brinkley, Paul E. Rothamel and Robert A. Kasenter, the three other most highly-compensated individuals who were serving as executive officers at the end of fiscal 2010. These persons are referred to as the “Named Executive Officers.”

					Non-Equity
Name and	Fiscal			Stock	Incentive Plan	All Other
Principal Position	Year	Salary	Bonus (1)	Awards (2)	Compensation (3)	Compensation (4)	Total
Joseph L. Rotunda,	2010	$1,050,000	—	—	$2,362,500	$262,747	$3,675,247
President and Chief	2009	975,000	—	—	731,250	249,501	1,955,751
Executive Officer	2008	826,923	—	—	1,200,000	200,751	2,227,674

Daniel N. Tonissen,	2010	117,261	—	—	75,000	14,485	206,746
Senior Vice President,	2009	400,000	1,009,172	$182,800	136,500	72,700	1,801,172
Chief Financial Officer (5)	2008	347,423	—	—	234,500	78,497	660,420

Brad Wolfe	2010	137,308	—	152,100	—	332,190	621,598
Senior Vice President,	2009	—	—	—	—	—	—
Chief Financial Officer (6)	2008	—	—	—	—	—	—

Daniel M. Chism	2010	205,160	—	52,680	79,980	29,518	367,338
Vice President, Chief	2009	—	—	—	—	—	—
Accounting Officer (7)	2008	—	—	—	—	—	—

Sterling B.	2010	775,000	—	—	1,743,750	190,750	2,709,500
Brinkley, Chairman	2009	775,000	77,624	—	484,375	179,743	1,516,742
of the Board	2008	649,038	—	—	468,750	146,560	1,264,348

Paul E. Rothamel	2010	500,000	125,000	329,250	1,125,000	893,228	2,972,478
President, Chief	2009	—	—	—	—	—	—
Operating Officer	2008	—	—	—	—	—	—

Robert A. Kasenter	2010	310,000	—	605,100	279,000	51,394	1,245,494
Senior Vice President-	2009	280,000	—	182,800	87,250	47,849	597,899
Administration	2008	259,231	—	—	156,260	59,698	475,189

(1)	The amounts shown for Mr. Tonissen and Mr. Brinkley represent bonuses that were paid to them in fiscal 2009 pursuant to the terms of certain stock options that were granted in 1998. In fiscal 2009, we realized a $1.1 million cash tax savings upon the exercise of those options, and the terms of the grants required us to pay a bonus to the executives equal to the tax savings realized. The amount shown for Mr. Rothamel represents a sign-on bonus that was paid to Mr. Rothamel pursuant to the terms of his employment agreement.

(2)	Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718. See Note I to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data” for a description of the assumptions used in that computation. The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

(3)	Amounts represent the cash awards earned under the Incentive Compensation Plan, which is discussed in further detail in “Compensation Discussion and Analysis —Short Term Incentive Compensation.”

(4)	Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.

(5)	Mr. Tonissen retired from the company effective December 31, 2009. The amount shown for fiscal 2010 salary represents the salary paid to Mr. Tonissen through his retirement date, and the amount shown for fiscal 2010 Non-Equity Incentive Plan Compensation represents the pro rata portion of the annual incentive bonus attributable to the portion of the year prior to his retirement.

(6)	Mr. Wolfe joined the company on December 1, 2009 and left on May 17, 2010, having served as Chief Financial Officer from January 1, 2010 through his termination date. The amount shown for fiscal 2010 salary represents the salary paid to Mr. Wolfe through his termination date. The amount shown for Stock Awards is attributable to a restricted stock award that Mr. Wolfe received upon commencement of employment; all such restricted stock was forfeited upon termination of employment.

(7)	Mr. Chism served as principal financial officer from May 17, 2010 until November 1, 2010. The amounts shown represent the total compensation paid to Mr. Chism during fiscal 2010.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that were made to the Named Executive Officers during fiscal 2010. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Compensation” under “Compensation Discussion and Analysis” above.
Grants of Plan-Based Awards

					Stock Awards:
					Number of
		Estimated Future Payouts Under			Shares of
		Non-Equity Incentive Plan Awards (1)			Stock or Units	Grant Date
Name	Grant Date	Threshold	Target	Maximum	(2)	Fair Value (3)
Joseph L. Rotunda	10/1/2009	$—	$1,575,000	$2,362,500	—	$—
Daniel N. Tonissen	10/1/2009	—	247,200	370,800	—	—
Brad Wolfe	12/1/2009	—	150,000	225,000	10,000	152,100
Daniel M. Chism	10/1/2009	—	64,500	96,750	4,000	52,680
Sterling B. Brinkley	10/1/2009	—	1,162,500	1,743,750	—	—
Paul E. Rothamel	10/1/2009	—	750,000	1,125,000	25,000	329,250
Robert A. Kasenter	10/1/2009	—	186,000	279,000
	7/23/2010	—			30,000	605,100

(1)	The target amounts are the target awards under the fiscal 2010 Incentive Compensation Program. They represent a specified percentage of the Named Executive Officer’s fiscal 2010 base salary. The threshold amount reflects the fact that no incentive plan awards would have been payable if the minimum financial and other specified incentive goals were not achieved. For actual award amounts, see the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above. More information regarding the Incentive Compensation Program can be found in “Compensation Discussion and Analysis — Short-Term Incentive Compensation.”

(2)	Represents the number of shares of restricted stock awarded in fiscal 2010. With the exception of the award to Mr. Kasenter, the restricted stock vests on the third anniversary of the date of grant, conditioned on continued service. In the event of the holder’s death or disability, the vesting of some or all of the unvested shares will be accelerated (depending on the lapse of time from the date of grant to the date of death or disability).

Mr. Kasenter’s award vests pro rata on each September 30 from 2011 through 2013, conditioned on continued service as a consultant. However, vesting will be accelerated if Mr. Kasenter’s consulting arrangement is terminated by the company (other than due to a material breach by Mr. Kasenter of the terms of the consulting agreement), by Mr. Kasenter because of a material breach by the company of the terms of the consulting agreement, or by reason of Mr. Kasenter’s death or disability.

All of the shares awarded to Mr. Wolfe were forfeited upon his termination of employment in May 2010.

(3)	Represents the full grant date fair value of fiscal 2010 equity awards. This is the amount we will expense in our financial statements over the awards’ vesting schedules.

The following table sets forth certain information about outstanding option and stock awards held by the Named Executive Officers as of the end of fiscal 2010.
Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards
								Market Value of
		Number of Securities Underlying		Option Exercise	Option	Number of Shares or		Shares or Units of
		Unexercised Options		Price	Expiration	Units of Stock That		Stock That Have Not
Name	Award Date	Exercisable	Unexercisable	($) / share	Date	Have Not Vested		Vested (1)
Joseph L. Rotunda	10/02/2006					756,000	(2)	$15,150,240
Daniel N. Tonissen
Brad Wolfe
Daniel M. Chism	09/17/2003	1,200	—	2.09	09/17/2013
	10/02/2006					2,250	(3)	45,090
	10/01/2008					3,000	(4)	60,120
	10/01/2009					4,000	(4)	80,160
Sterling B. Brinkley	10/02/2006					540,000	(2)	10,821,600
Paul E. Rothamel	10/01/2009					25,000	(4)	501,000,
Robert A. Kasenter	10/02/2006					30,000	(5)	601,200
	10/01/2008					10,000	(6)	200,400
	07/23/2010					30,000	(7)	601,200

(1)	Market value is based on the closing price of our Class A Non-voting Common Stock on September 30, 2010 ($20.04).

(2)	These shares are part of a grant made on October 2, 2006. Under the terms of the award, 20% of the total grant vests on:
•	October 2, 2008 if the average EBITDA for fiscal 2007 and fiscal 2008 is at least 5% greater than the actual EBITDA for fiscal year 2006;

•	October 2, 2010 if the average EBITDA for fiscal 2009 and fiscal 2010 is at least 10% greater than the actual EBITDA for fiscal year 2006;

•	October 2, 2012 if the average EBITDA for fiscal 2011 and fiscal 2012 is at least 15% greater than the actual EBITDA for fiscal year 2006;

•	October 2, 2014 if the average EBITDA for fiscal 2013 and fiscal 2014 is at least 20% greater than the actual EBITDA for fiscal year 2006; and

•	October 2, 2016 if the average EBITDA for fiscal 2015 and fiscal 2016 is at least 25% greater than the actual EBITDA for fiscal year 2006.

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

The performance target for the first 20% vesting was achieved, and those shares (189,000 for Mr. Rotunda and 135,000 for Mr. Brinkley) vested October 2, 2008. The amounts shown represent the unvested shares as of the end of fiscal 2010, which are subject to performance-based vesting as described above.

On October 8, 2010, the Board of Directors, acting pursuant to the terms of the restricted stock award agreement and with the recommendation of the Compensation Committee, determined that Mr. Rotunda had satisfied the specified conditions for the accelerated vesting of the remaining shares (having served the full term of his employment agreement and successfully implemented a transition plan to a new Chief Executive Officer) and approved the vesting of the remaining 756,000 unvested shares on October 31, 2010 (the effective date of Mr. Rotunda’s retirement).

Subsequent to the end of fiscal 2010, the performance target for the second 20% vesting was achieved, and consequently, 135,000 of the shares shown for Mr. Brinkley vested on November 24, 2010.

(3)	These shares will vest on the fourth anniversary of the date of grant.

(4)	These shares will vest on the third anniversary of the date of grant.

(5)	Vesting of these shares was subject to a performance objective based on average EBITDA for fiscal 2007 through fiscal 2010. That performance objective was achieved at the end of fiscal 2010, and the shares vested on October 2, 2010.

(6)	These shares were scheduled to vest on the third anniversary of the date of grant (October 1, 2011), but were forfeited upon Mr. Kasenter’s retirement on October 4, 2010.

(7)	These shares vest pro rata over three years (10,000 shares on each September 30 from 2011 through 2013), conditioned on continued service as a consultant. However, vesting will be accelerated if Mr. Kasenter’s consulting arrangement is terminated by the company (other than due to a material breach by Mr. Kasenter of the terms of the consulting agreement), by Mr. Kasenter because of a material breach by the company of the terms of the consulting agreement, or by reason of Mr. Kasenter’s death or disability.

Option Exercises and Stock Vested
The following table sets forth certain information about option exercises by the Named Executive Officers during fiscal 2010. None of the Named Executive Officers had any restricted stock that vested during fiscal 2010.

Option Awards
	Number of Shares Acquired	Value Realized on
Name	on Exercise	Exercise (1)
Joseph L. Rotunda	—	$—
Daniel N. Tonissen	120,000	1,724,800
Brad Wolfe	—	—
Daniel M. Chism	—	—
Sterling B. Brinkley	—	—
Paul E. Rothamel	—	—
Robert A. Kasenter	120,000	1,850,800

(1)	Computed using the fair market value of the stock on the date of exercise.
Other Benefits and Perquisites
401(k) Retirement Plan — All employees are given an opportunity to participate in our 401(k) retirement savings plan (following a new-hire waiting period). This plan allows participants to have pre-tax amounts withheld from their pay and provides for a discretionary employer matching contribution (currently, a 25% match in the form of our Class A Non-voting Common Stock up to 6% of salary). Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our common stock. Participants are immediately vested in their contributions, and the company matching contributions vest over the first four years of employment and are fully vested for participants who have four or more years of service.
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly-paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”). Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. Currently, our annual contributions to the SERP are calculated as a percentage of the sum of base salary plus target bonus, with that percentage being 9% for Senior Vice Presidents or above and 4% for Vice Presidents. The SERP has been designed to provide a potential replacement value of 10% to 20% of final pay for each participant, assuming that the individual remains with us and participates in the SERP for twenty years. There were fourteen participants in the SERP in fiscal 2010.
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
A participant may not withdraw any portion of his or her SERP account while still employed by the company unless, in the sole opinion of management, the participant has an unforeseeable emergency, which is defined as a severe financial hardship resulting from an illness or accident of the participant, the participant’s spouse or a dependent; the loss of the participant’s property due to casualty; or other similar extraordinary and unforeseeable circumstance arising as a result of events beyond the participant’s control.

The following table describes the contributions, earnings and balance at the end of fiscal 2010 for each of the Named Executive Officers who participate in the SERP:
Nonqualified Deferred Compensation

				Aggregate
	Company	Aggregate Earnings	Aggregate	Balance at
	Contributions in	in	Withdrawals/Distributions	September 30,
Name	Fiscal 2010 (1)	Fiscal 2010 (2)	in Fiscal 2010	2010 (3)
Joseph L. Rotunda	$236,250	$84,407	$—	$936,386
Daniel N. Tonissen	—	10,468	120,070	—
Brad Wolfe	—	—	—	—
Daniel M. Chism	—	—	—	—
Sterling B. Brinkley	174,375	59,447	—	620,634
Paul E. Rothamel	90,000	9,351	—	99,351
Robert A. Kasenter	44,640	25,587	—	223,791

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table above, as the earnings were not in excess of market rates.

(3)	Of the Aggregate Balance at September 30, 2010, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $556,375 for Mr. Rotunda, $421,813 for Mr. Brinkley, and $134,950 for Mr. Kasenter.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

							Company
						Value of	Contributions to
					Health Care	Supplemental Life	Defined
		Automobile	Country Club		Supplemental	Insurance	Contribution
Name	Year	Allowance (1)	Allowance (1)	Other Benefits (2)	Insurance (3)	Premiums (4)	Plans (5)	Total
Joseph L. Rotunda	2010	$—	$—	—	$23,028	$2,760	$236,959	$262,747
	2009	—	—	—	26,537	2,880	220,084	249,501
	2008	26,400	13,200	—	13,070	3,372	144,709	200,751

Daniel N. Tonissen	2010	—	—	—	13,595	690	200	14,485
	2009	—	—	—	10,870	2,880	58,950	72,700
	2008	18,000	—	—	10,550	3,372	46,575	78,497

Brad Wolfe	2010	—	—	331,615	—	575	—	332,190
	2009	—	—	—	—	—	—	—
	2008	—	—	—	—	—	—	—

Daniel M. Chism	2010	—	—	—	25,681	1,747	2,090	29,518
	2009	—	—	—	—	—	—	—
	2008	—	—	—	—	—	—	—

Sterling B. Brinkley	2010	—	—	—	13,615	2,760	174,375	190,750
	2009	—	—	—	19,925	2,880	156,938	179,743
	2008	26,400	13,200	—	19,213	3,372	84,375	146,560

Paul E. Rothamel	2010	—	—	800,165	1,683	1,380	90,000	893,228
	2009	—	—	—	—	—	—	—
	2008	—	—	—	—	—	—	—

Robert A. Kasenter	2010	—	—	—	3,252	2,567	45,575	51,394
	2009	—	—	—	6,597	2,419	38,833	47,849
	2008	18,000	—	—	4,537	2,529	34,632	59,698

(1)	This benefit was discontinued at the beginning of fiscal 2009.

(2)	The amount shown for Mr. Wolfe represents the aggregate amount of the severance payments that the company agreed to pay Mr. Wolfe in connection with the termination of his employment.

Mr. Rothamel joined the company in September 2009, and the amount shown for him represents the aggregate amounts the company paid to him in connection with his relocation from Omaha, Nebraska to Austin, Texas, including a one-time bonus in the amount of $197,949 (plus tax gross-up in the amount of $113,536) intended to compensate him for price reductions necessary to complete the sale of his house in Omaha and a one-time bonus in the amount of $200,000 (plus tax gross-up in the amount of $114,713) to assist him in the purchase of a house in Austin, Texas.

(3)	We reimburse certain of our executives, including all of the Named Executive Officers, for healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown represent the amount of such supplemental healthcare benefits we paid to each of the Named Executive Officers during fiscal 2010.

(4)	Represents taxable group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage at three times the Named Executive Officer’s annual salary up to a maximum of $1 million.

(5)	Includes the company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.
Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the Named Executive Officers upon termination of employment or a change-in-control:
•	Rotunda Employment Agreement and Consulting Agreement — Mr. Rotunda’s employment agreement provided him with certain severance and termination benefits if he served the full term of the agreement (through October 8, 2010). Those benefits, which Mr. Rotunda has now earned, include (1) a cash payment in an amount equal to one year’s base salary plus his most recent annual incentive bonus award (total of approximately $3.4 million, payable on January 7, 2011) and (2) a five-year consulting agreement that provides for the following: an annual consulting fee of $500,000; an annual incentive bonus with a target amount equal to 50% of the annual fee and a maximum amount equal to 100% of the annual fee; and reimbursement of reasonable business expenses. The company has also agreed to continue the healthcare benefits for Mr. Rotunda during the term of the consulting agreement. If the consulting agreement is terminated by reason of Mr. Rotunda’s death or disability, he will be entitled to payment of an amount equal to one year’s annual consulting fee plus one year of incentive bonus (calculated at the target amount) and continuation of healthcare benefits for Mr. Rotunda and/or his spouse (as applicable) for one year. In addition, if the company terminates the consulting agreement (other than due to a material breach by Mr. Rotunda) or Mr. Rotunda terminates the consulting agreement because of a material breach by the company, then the company will pay Mr. Rotunda an amount of cash equal to all annual consulting fees that would have been payable to Mr. Rotunda had the agreement continued until the expiration of the five-year term, plus an additional $500,000 in lieu of subsequent annual incentive bonuses, and shall continue to provide the healthcare benefits for Mr. Rotunda until the expiration of the five-year term.
•	Rothamel Employment Agreement — Mr. Rothamel’s employment agreement provides for the payment of certain cash benefits upon the termination of Mr. Rothamel’s employment in the following circumstances:
•	If Mr. Rothamel resigns for “good reason,” he will be entitled to payment of an amount equal to one year’s base salary and payment of amounts required to allow continuation of healthcare benefits for one year plus tax gross-up. For this purpose, “good reason” includes (1) a resignation following a material diminution of, or material change to, his job title, reporting relationship or responsibilities, authorities and duties, (2) a reduction of his annual base salary below $500,000 or target bonus below 100% of base salary, (3) removal of his principal work location to a location more than 50 miles from Austin, Texas, (4) a change-in-control of the company and (5) a requirement that he perform an unlawful, dishonest or unethical act.

•	If Mr. Rothamel’s employment is terminated by the company without cause, he will be entitled to payment of the prorated portion of his current-year annual incentive bonus (calculated at the target amount), payment of an amount equal to one year’s base salary and payment of amounts required to allow continuation of healthcare benefits for one year plus tax gross-up.

•	If Mr. Rothamel’s employment is terminated by reason of death or disability, he (or his estate or beneficiaries) will be entitled to payment of an amount equal to one year’s base salary and payment of amounts required to allow continuation of healthcare benefits (limited to coverage for Mr. Rothamel’s family in the case of Mr. Rothamel’s death) for one year plus tax gross-up.
•	Kasenter Employment Agreement and Consulting Agreement — Mr. Kasenter’s employment agreement provided that, upon his retirement, the company and Mr. Kasenter would enter into a three-year consulting agreement that provides for the following: an annual consulting fee of $375,000; continuation of healthcare benefits during the term of the consulting agreement; and reimbursement of reasonable business expenses. If the consulting agreement is terminated by reason of Mr. Kasenter’s death or disability, he will be entitled to a payment equal to one year’s annual consulting fee and continuation of healthcare benefits for Mr. Kasenter and/or his spouse, as applicable, for one year. In addition, if the company terminates the consulting agreement (other than due to a material breach by Mr. Kasenter) or Mr. Kasenter terminates the consulting agreement because of a material breach by the company, then the company will pay Mr. Kasenter an amount equal to all annual consulting fees that would have been payable to Mr. Kasenter had the agreement continued until the expiration of the three-year term and shall continue to provide the healthcare benefits for Mr. Kasenter until the expiration of the three-year term.

•	October 2, 2006 Restricted Stock Awards — On October 2, 2006, we granted certain performance-based restricted stock awards to Mr. Rotunda and Mr. Brinkley. See “Incentive Plan Based Awards — Outstanding Equity Awards at Fiscal Year-End.” As described in footnote (2) to that table, all of Mr. Rotunda’s remaining unvested shares vested on October 31, 2010 (the effective date of Mr. Rotunda’s retirement) and the value on that date of the shares subject to such accelerated vesting (excluding shares that would have vested in any event based on the company’s performance through the end of fiscal 2010) was approximately $12 million. Mr. Brinkley’s remaining unvested shares will continue to vest over the next six years (subject to the achievement of the specified EBITDA targets), but vesting may be accelerated or continued upon termination of employment in the following circumstances:
•	If Mr. Brinkley resigns for “good reason” or if Mr. Brinkley’s employment is terminated by the Company without cause, then vesting of all unvested shares will be accelerated to the date of termination.

•	If Mr. Brinkley’s employment is terminated by reason of death or disability, then vesting of a portion of the unvested shares will be accelerated to the date of termination. Such portion is calculated as follows: 10% of the originally granted shares multiplied by the number of full or partial years of service since the award date, plus 20% of the originally granted shares, less the number of shares previously vested.

•	If Mr. Brinkley voluntarily terminates his employment (other than for “good reason” and except for a voluntary termination that is mutually agreed upon by Mr. Brinkley and the Board of Directors), then all unvested shares will be forfeited.
•	Kasenter Restricted Stock Award — The restricted stock award granted to Mr. Kasenter on July 23, 2010 provides that if Mr. Kasenter’s consulting arrangement is terminated by the company (other than due to a material breach by Mr. Kasenter of the terms of the consulting agreement), by Mr. Kasenter because of a material breach by the company of the terms of the consulting agreement, or by reason of Mr. Kasenter’s death or disability, then vesting of all unvested shares will be accelerated to the date of termination.

•	Other Restricted Stock Awards — The standard restricted stock award agreement pursuant to which the company grants restricted stock to its employees generally provides that vesting is accelerated in whole or in part in the event of the holder’s death or disability.

•	SERP Contributions — For all executives (including the Named Executive Officers), any unvested company contributions to the SERP will vest in the case of death or disability of the participant or a change-in-control.
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2010. In connection with Mr. Rotunda’s retirement on October 31, 2010, Mr. Rotunda has received, or will receive, the benefits described above under “Rotunda Employment Agreement and Consulting Agreement” and “October 2, 2006 Restricted Stock Awards.” These benefits include a cash payment of approximately $3.4 million and the accelerated vesting of restricted stock having a value at the time of vesting of approximately $12 million. The amounts shown for Mr. Rotunda and Mr. Kasenter represent amounts that would be payable under their respective consulting agreements, assuming termination of those arrangements by reason of the events described. No amounts are included for Mr. Tonissen or Mr. Wolfe because their employment with the company terminated prior to September 30, 2010.

				Accelerated Vesting
		Incentive	Aggregate Healthcare	of Restricted	Accelerated Vesting
	Salary	Bonus	Payments (a)	Stock (b)	of SERP Balance (c)
Resignation for Good Reason:

Joseph L. Rotunda (d)	$2,500,000	$500,000	$72,540	$—	$—
Daniel M. Chism	—	—	—	—	—
Sterling B. Brinkley	—	—	—	10,821,600	—
Paul E. Rothamel	500,000	—	30,328	—	—
Robert A. Kasenter (d)	1,125,000	—	43,524	601,200	—

Termination Without Cause:

Joseph L. Rotunda (e)	2,500,000	500,000	72,540	—	—
Daniel M. Chism	—	—	—	—	—
Sterling B. Brinkley	—	—	—	10,821,600	—
Paul E. Rothamel	500,000	750,000	30,328	—	—
Robert A. Kasenter (e)	1,125,000	—	43,524	601,200	—

Death or Disability:

Joseph L. Rotunda	750,000	—	72,540	—	—
Daniel M. Chism	—	—	—	185,370	—
Sterling B. Brinkley	—	—	—	5,410,800	197,756
Paul E. Rothamel	500,000	—	30,328	166,993	66,565
Robert A. Kasenter	375,000	—	43,524	601,200	—

(a)	Represents the aggregate amount of the payments to be made to allow continuation of healthcare benefits, plus the related tax gross-up payments (if applicable).

(b)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2010 ($20.04).

(c)	As noted under “Other Benefits and Perquisites — Supplemental Executive Retirement Plan” above, all SERP contributions are 100% vested if the participant is at least 60 years old and has five years of active service with the company. Both Mr. Rotunda and Mr. Kasenter have met the requirements for 100% vesting; consequently, they would not receive any incremental acceleration benefit under the SERP as a result of their death or disability.

(d)	The corresponding termination event under the applicable consulting agreement is a termination by the consultant because of a material breach by the company. The amount shown in the “Salary” column represents the amount of the annual consulting fee that would be payable upon the occurrence of the event.

(e)	The corresponding termination event under the applicable consulting agreement is a termination by the company (other than by reason of a material breach by the consultant). The amount shown in the “Salary” column represents the amount of the annual consulting fee that would be payable upon the occurrence of the event.
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

Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director each receiving an additional amount. During fiscal 2010, the basic annual retainer fee was $60,000, and additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director were $15,000, $10,000 and $25,000, respectively. For fiscal 2011, the basic annual retainer fee will be $75,000 and the additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director will be $15,000, $10,000 and $45,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
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
The following table sets forth the compensation paid to our non-employee directors for fiscal 2010. Mr. Brinkley and Mr. Rothamel are executive officers of the company and do not receive any additional compensation for serving on the Board of Directors, nor did Mr. Rotunda or Mr. Tonissen receive additional compensation for serving on the Board of Directors while they were executive officers of the Company.

	Fees Earned or	Restricted Stock
Name	Paid in Cash	Awards (1)	Total
Joseph J. Beal	$60,000	79,020	$139,020
Pablo Lagos Espinosa (2)	—	—	—
William C. Love	75,000	79,020	154,020
Gary C. Matzner (3)	60,000	79,020	139,020
Thomas C. Roberts	85,000	79,020	164,020
Richard D. Sage	70,000	79,020	149,020

(1)	Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718. See Note I to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data” for a description of the assumptions used in that computation. The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

On October 1, 2009, each non-employee director received a grant of 6,000 shares of restricted stock, vesting over a two-year period (50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant). The values shown above were computed using the closing price of our Class A Non-Voting Common Stock on October 1, 2009 ($13.17).

At September 30, 2010, each of the non-employee directors held the following number of shares of restricted stock: Mr. Beal, 6,000; Mr. Lagos, none; Mr. Love, 8,500; Mr. Matzner, 8,500; Mr. Roberts, 8,500; and Mr. Sage, 8,500.

(2)	Mr. Lagos joined the Board of Directors effective October 1, 2010, and thus did not receive any director compensation during fiscal 2010.

(3)	Mr. Matzner retired from the Board of Directors effective October 26, 2010, after having served as a director for more than eight years. As permitted under his restricted stock award agreements, the Board of Directors elected to accelerate the vesting on all 9,000 shares of unvested restricted stock held by Mr. Matzner on the date of his retirement. The market value of those shares on the date of vesting was $191,790. In addition, the Board agreed to pay Mr. Matzner his retainer payments through March 31, 2011 (representing an additional retirement benefit of $18,750).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares. Although options are still outstanding under the 1998, 2003 and 2006 Incentive Plans, no shares are available for future awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2010.

Number of Securities
	to be Issued Upon	Weighted Average	Number of Securities Remaining
	Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options	Outstanding Options	Equity Compensation Plans (Excluding
Plan Category	(a) (1)	(b)	Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	293,398	$3.81	1,542,750

Equity compensation plans not approved by security holders	—	—	—

Total	293,398	$3.81	1,542,750

(1)	Excludes 1,782,250 shares of restricted stock that were outstanding at September 30, 2010.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2010 for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers (other than Mr. Tonissen and Mr. Wolfe, who are no longer with the company), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-Voting				Class B Voting
	Common Stock				Common Stock		Voting
Beneficial Owner	Number		Percent		Number	Percent	Percent
MS Pawn Limited Partnership (a)	2,974,047	(b)	5.97	% (b)	2,970,171	100%	100%
MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746
Sterling B. Brinkley	829,943	(c)	1.77%		—	—	—
Joseph L. Rotunda	1,088,886		2.30%		—	—	—
Daniel M. Chism	28,331	(d)	0.06%		—	—	—
Joseph J. Beal	3,000	(e)	0.01%		—	—	—
William C. Love	6,500	(f)	0.01%		—	—	—
Thomas C. Roberts	27,000	(e)	0.06%		—	—	—
Richard D. Sage	4,093	(e)	0.01%		—	—	—
Pablo Lagos Espinosa	—	(g)	0.00%		—	—	—
Paul E. Rothamel	—	(h)	0.00%		—	—	—
Robert A. Kasenter	44,290	(i)	0.09%		—	—	—
Directors and executive officers as a group (15 persons) (j)	2,058,645	(k)	4.33%		—	—	—

(a)	MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, which are convertible to Class A Common Stock.

(c)	Does not include 705,000 shares of unvested restricted stock.

(d)	Includes currently exercisable options to acquire 1,200 shares of Class A Common Stock. Does not include 11,000 shares of unvested restricted stock.

(e)	Does not include 9,000 shares of unvested restricted stock.

(f)	Does not include 11,500 shares of unvested restricted stock.

(g)	Does not include 6,000 shares of unvested restricted stock.

(h)	Does not include 325,000 shares of unvested restricted stock.

(i)	Does not include 30,000 shares of unvested restricted stock.

(j)	Group includes those persons who were serving as directors and executive officers on October 31, 2010. Mr. Rotunda, who is included in that group, retired from his director and executive officer positions effective at the end of that day, but remains a consultant to the company under a five-year consulting agreement.

(k)	Includes currently exercisable options to acquire 55,200 shares of Class A Common Stock. Does not include 1,227,500 shares of unvested restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Agreement with Madison Park
On September 30, 2010, we entered into an advisory services agreement with Madison Park, LLC (“Madison Park”), a business and financial advisory firm wholly-owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock.
Summary of Terms — Pursuant to the agreement, Madison Park will provide advisory services related to our business and long term strategic plan, including (a) identifying, evaluating, and negotiating potential acquisitions and strategic alliances, (b) assessing operating and strategic objectives, including new business development, (c) advising on investor relations and relations with investment bankers, securities analysts, and other members of the financial services industry, (d) assisting in international business development and strategic investment opportunities, and (e) analyzing, evaluating, and advising on various financial matters. In exchange for those services, we will pay Madison Park a retainer fee of $400,000 per month and will reimburse Madison Park for its out-of-pocket expenses incurred in connection with the engagement. In addition, we will indemnify Madison Park (and its officers, directors, employees, and affiliates) from and against all claims, costs, liabilities, and damages related to or arising out of the engagement (except to the extent that any claim, cost, liability, or damage results from the recklessness, willful misconduct, or bad faith of the indemnified party).
The advisory services agreement is effective as of October 1, 2010, and the term of the engagement runs through September 30, 2011. Either party may terminate the agreement at any time on thirty days’ written notice to the other party.
Board Governance Process — The engagement of Madison Park pursuant to the advisory services agreement was identified and acknowledged by our Board of Directors from the outset as a related party transaction. Consequently, pursuant to its Policy for Review and Evaluation of Related Party Transactions (described below), the Board of Directors referred the matter to the Audit Committee, which is comprised entirely of independent, non-employee directors. Acting pursuant to that policy, the Audit Committee implemented measures designed to ensure that the advisory services agreement with Madison Park was considered, analyzed, negotiated and approved objectively. Those measures included the following:
•	The Audit Committee engaged a qualified, independent financial advisory firm for the purpose of evaluating the proposed advisory services agreement relative to comparable market rates for the services contemplated by the agreement, and that firm counseled and advised the committee in the course of its consideration and evaluation of the Madison Park relationship and the proposed terms of the new advisory services agreement.

•	The Audit Committee sought, received, and relied upon an opinion from that independent financial advisory firm to the effect that the consideration to be paid to Madison Park pursuant to the advisory services agreement is fair to the company from a financial point of view.
With those measures, the Audit Committee evaluated and considered a number of factors, including the company’s need for the services to be provided under the advisory services agreement; the unique character of the company’s business; the unique capabilities and expertise of Madison Park and its principal, Mr. Cohen, to provide the needed services; the amount of the proposed annual retainer fee in relation to comparable related party and other publicly disclosed advisory engagements and in relation to various financial performance measures; and the extent to which the company has benefitted in prior years from the advisory relationship with Madison Park.
After consideration and discussion of those factors, the information and fairness opinion provided by its independent financial advisory firm, and the relationships and the interests of Mr. Cohen, the Audit Committee concluded that the advisory services agreement was fair to, and in the best interests of, the company and its stockholders and, on that basis, approved the engagement of Madison Park pursuant to the advisory services agreement.

The advisory services agreement replaces a similar agreement that expired on September 30, 2010. Under that prior agreement, which was effective for all of fiscal 2010, we paid Madison Park a total of $3.6 million in exchange for the financial advisory services provided pursuant to the agreement.
Review and Approval of Transactions with Related Persons
The Board of Directors has adopted a written comprehensive policy for the review and evaluation of all related party transactions. Under that policy, the Audit Committee is charged with the responsibility of (a) reviewing and evaluating all transactions, or proposed transactions, between the company and a related person and (b) approving, ratifying, rescinding or taking other action with respect to each such transaction. With respect to any specific transaction, the Audit Committee may, in its discretion, transfer its responsibilities to either the full Board of Directors or to any special committee of the Board of Directors designated and created for the purpose of reviewing, evaluating, approving or ratifying such transaction. As noted under “Agreement with Madison Park,” the Audit Committee reviewed and approved the transactions described in that section.
Director Independence
The Board of Directors believes that the interests of the stockholders are best served by having a substantial number of objective, independent representatives on the Board. For this purpose, a director is considered to be independent only if the Board affirmatively determines that the director does not have any direct or indirect material relationship with the company that may impair, or appear to impair, the director’s ability to make independent judgments.
The Board has evaluated all relationships between each director and the company and has made the following determinations with respect to each director’s independence:

Director	Status (a)
Sterling B. Brinkley	Not independent (b)
Paul E. Rothamel	Not independent (b)
Joseph J. Beal	Independent
Pablo Lagos Espinosa	Independent
William C. Love	Independent
Gary C. Matzner (c)	Independent
Thomas C. Roberts	Independent
Richard D. Sage	Independent

(a)	The Board’s determination that a director is independent was made on the basis of the standards for independence set forth in the NASDAQ Listing Rules. Under those standards, a person generally will not be considered independent if he or she has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ rules also describe specific relationships that will prevent a person from being considered independent.

(b)	Mr. Brinkley and Mr. Rothamel are executive officers and, therefore, are not independent in accordance with the standards set forth in the NASDAQ Listing Rules.

(c)	Mr. Matzner served as a director during all of fiscal 2010, but retired from the Board of Directors on October 26, 2010. Until February 2010, Mr. Matzner was associated with Akerman Senterfitt, one of the largest law firms in Florida. Under the terms of his relationship with Akerman Senterfitt, Mr. Matzner did not have an equity interest in the firm and was paid a fixed, guaranteed amount that was not dependent on client billings, business generation or firm profitability. From June 2008 through January 2010, we engaged Akerman Senterfitt to provide legal services in connection with several matters involving our operations in Florida. The aggregate fees we paid to Akerman Senterfitt were approximately $231,000, including approximately $24,000 during fiscal 2010. After considering all the surrounding facts and circumstances, the Board concluded that this relationship was not material and did not otherwise impair, or appear to impair, Mr. Matzner’s ability to make independent judgments and, therefore, did not prevent Mr. Matzner from being considered an “independent” director. In reaching that conclusion, the Board considered (1) the relatively small size of the amounts involved, (2) the nature of Mr. Matzner’s relationship with Akerman Senterfitt, and (3) the fact that Mr. Matzner was not involved in providing any legal services to the company.
Item 14. Principal Accountant Fees and Services
BDO USA, LLP is a registered public accounting firm and has been our independent auditor since 2004. In addition to retaining BDO USA, LLP to audit our consolidated financial statements, we engage the firm from time to time to perform other services. The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP during each of the last two fiscal years:

	Years Ended September 30,
	2010	2009
Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act	$492,417	$493,524
Quarterly reviews and other audit fees	68,309	198,040

Total audit fees	560,726	691,564

Audit related fees (a)	21,862	21,803

Total fees for services	$582,588	$713,367

(a)	Audit related fees consist of fees for registration statements and the audit of our 401(k) retirement savings plan.
The amounts shown for fiscal 2010 include our estimated costs for the fiscal 2010 integrated audit, for which we have not yet received final billings. Included in the amounts for fiscal 2010 above is a $2,583 reduction of fees related to the fiscal 2009 integrated audit, as our previously estimated costs exceeded total billings.
The Audit Committee of our Board of Directors has adopted a policy requiring its pre-approval of all fees to be paid to our independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II, Item 8 — Financial Statements and Supplementary Data”:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2010 and 2009

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2010

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2010

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2010

•	Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedule
Schedule II — Valuation Accounts is included below. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

EZCORP, Inc.
Schedule II — Valuation Accounts
(In thousands)

		Additions
	Balance at
	Beginning	Charged to	Charged to		Balance at End
Description	of Period	Expense	Other Accts	Deductions	of Period
Allowance for valuation of inventory:
Year ended September 30, 2010	$5,719	$—	$—	$10	$5,709

Year ended September 30, 2009	$4,028	$1,691	$—	$—	$5,719

Year ended September 30, 2008	$3,755	$273	$—	$—	$4,028

Allowance for uncollectible pawn service charges receivable:
Year ended September 30, 2010	$8,521	$1,421	$—	$—	$9,942

Year ended September 30, 2009	$5,315	$3,206	$—	$—	$8,521

Year ended September 30, 2008	$4,847	$468	$—	$—	$5,315

Allowance for losses on signature loans:
Year ended September 30, 2010	$612	$9,143	$—	$8,929	$826

Year ended September 30, 2009	$674	$8,716	$—	$8,778	$612

Year ended September 30, 2008	$343	$8,691	$—	$8,360	$674

Allowance for valuation of deferred tax assets:
Year ended September 30, 2010	$—	$1,273	$—	$—	$1,273

Year ended September 30, 2009	$233	$—	$—	$233	$—

Year ended September 30, 2008	$392	$—	$—	$159	$233

Allowance for losses on auto title loans:
Year ended September 30, 2010	$305	$2,445	$—	$1,548	$1,202

Year ended September 30, 2009	$—	$307	$—	$2	$305

Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.		Description of Exhibit
3.1		Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on September 26, 2008, Commission File No. 33-153703)

3.2		Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)

4.1
Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

10.1
Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2
Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3
Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4
Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5
Fifth Amended and Restated Credit Agreement, dated as of December 31, 2008, among the Company, Wells Fargo Bank National Association, as Administrative Agent and Issuing Bank, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008 and filed January 2, 2009, Commission File No. 0-19424)

10.6
Subscription Agreement, dated as of August 17, 2009, between the Company and Cash Converters International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2009 and filed August 18, 2009, Commission File No. 0-19424)

10.7
Advisory Services Agreement, effective October 1, 2009, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009, Commission File No. 0-19424)

10.8
Advisory Services Agreement, effective October 1, 2010, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2010 and filed October 4, 2010, Commission File No. 0-19424)

10.9	*
EZCORP, Inc. 401(k) Plan and Trust, effective October 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

Exhibit No.		Description of Exhibit
10.10	*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.11	*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)

10.12	*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.13	*
EZCORP, Inc. Fiscal Year 2010 Incentive Compensation Program (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.14	*†	EZCORP, Inc. Incentive Compensation Plan

10.15	*†	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers

10.16	*†	Form of Restricted Stock Award for executive officers

10.17	*†	Form of Restricted Stock Award for non-employee directors

10.18	*
Employment and Compensation Agreement, effective January 1, 2009, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2009 and filed January 27, 2009, Commission File No. 0-19424)

10.19	*
Employment and Compensation Agreement, effective September 14, 2009, between the Company and Paul E. Rothamel (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.20	*
Employment and Post-Employment Agreement, dated February 11, 2010, between the Company and Robert A. Kasenter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 11, 2010 and filed February 16, 2010, Commission File No. 0-19424)

10.21	*
Separation Agreement and Release, dated May 17, 2010, between the Company and Charles Bradford Wolfe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2010 and filed May 26, 2010, Commission File No. 0-19424)

10.22	*
Consulting Agreement, effective November 1, 2010, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2010 and filed October 12, 2010, Commission File No. 0-19424)

10.23	*†	Consulting Agreement, effective October 5, 2010, between the Company and Robert A. Kasenter

21.1	†	Subsidiaries of EZCORP, Inc.

23.1	†	Consent of BDO USA, LLP

31.1	†	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit
32.1††
Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZCORP, Inc.
By:	/s/ Paul E. Rothamel
Paul E. Rothamel,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling B. Brinkley	Chairman of the Board	November 24, 2010
Sterling B. Brinkley

/s/ Paul E. Rothamel	President, Chief Executive	November 24, 2010
Paul E. Rothamel	Officer and Director
(principal executive officer)

/s/ Stephen A. Stamp	Senior Vice President and	November 24, 2010
Stephen A. Stamp	Chief Financial Officer
(principal financial officer)

/s/ Daniel M. Chism	Vice President and	November 24, 2010
Daniel M. Chism	Chief Accounting Officer
(principal accounting officer)

/s/ Joseph J. Beal	Director	November 24, 2010
Joseph J. Beal

/s/ William C. Love	Director	November 24, 2010
William C. Love

/s/ Pablo Lagos Espinosa	Director	November 24, 2010
Pablo Lagos Espinosa

/s/ Thomas C. Roberts	Director	November 24, 2010
Thomas C. Roberts

/s/ Richard D. Sage	Director	November 24, 2010
Richard D. Sage

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3.1		Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on September 26, 2008, Commission File No. 33-153703)

3.2		Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)

4.1
Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

10.1
Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2
Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3
Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4
Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5
Fifth Amended and Restated Credit Agreement, dated as of December 31, 2008, among the Company, Wells Fargo Bank National Association, as Administrative Agent and Issuing Bank, and Union Bank of California, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008 and filed January 2, 2009, Commission File No. 0-19424)

10.6
Subscription Agreement, dated as of August 17, 2009, between the Company and Cash Converters International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2009 and filed August 18, 2009, Commission File No. 0-19424)

10.7
Advisory Services Agreement, effective October 1, 2009, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2009, Commission File No. 0-19424)

10.8
Advisory Services Agreement, effective October 1, 2010, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2010 and filed October 4, 2010, Commission File No. 0-19424)

10.9	*
EZCORP, Inc. 401(k) Plan and Trust, effective October 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

Exhibit No.		Description of Exhibit
10.10	*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.11	*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)

10.12	*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.13	*
EZCORP, Inc. Fiscal Year 2010 Incentive Compensation Program (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.14	*†	EZCORP, Inc. Incentive Compensation Plan

10.15	*†	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers

10.16	*†	Form of Restricted Stock Award for executive officers

10.17	*†	Form of Restricted Stock Award for non-employee directors

10.18	*
Employment and Compensation Agreement, effective January 1, 2009, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2009 and filed January 27, 2009, Commission File No. 0-19424)

10.19	*
Employment and Compensation Agreement, effective September 14, 2009, between the Company and Paul E. Rothamel (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.20	*
Employment and Post-Employment Agreement, dated February 11, 2010, between the Company and Robert A. Kasenter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 11, 2010 and filed February 16, 2010, Commission File No. 0-19424)

10.21	*
Separation Agreement and Release, dated May 17, 2010, between the Company and Charles Bradford Wolfe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2010 and filed May 26, 2010, Commission File No. 0-19424)

10.22	*
Consulting Agreement, effective November 1, 2010, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2010 and filed October 12, 2010, Commission File No. 0-19424)

10.23	*†	Consulting Agreement, effective October 5, 2010, between the Company and Robert A. Kasenter

21.1	†	Subsidiaries of EZCORP, Inc.

23.1	†	Consent of BDO USA, LLP

31.1	†	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit
32.1††
Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.