Form 10-Q
period 2010-12-31
EZCORP INC
filed 2011-02-08
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
As of December 31, 2010, 46,952,495 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	December 31,	December 31,	September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
		(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$23,908	$17,032	$25,854
Pawn loans	124,388	103,446	121,201
Signature loans, net	11,953	8,934	10,775
Auto title loans, net	3,307	2,110	3,145
Pawn service charges receivable, net	24,068	19,662	21,626
Signature loan fees receivable, net	6,141	6,044	5,818
Auto title loan fees receivable, net	1,600	827	1,616
Inventory, net	77,677	63,515	71,502
Deferred tax asset	23,248	15,671	23,208
Prepaid expenses and other assets	20,724	20,654	17,427

Total current assets	317,014	257,895	302,172

Investments in unconsolidated affiliates	108,959	90,455	101,386
Property and equipment, net	66,641	52,378	62,293
Deferred tax asset, non-current	—	5,011	60
Goodwill	128,181	101,134	117,305
Other assets, net	24,252	19,931	23,196

Total assets	$645,047	$526,804	$606,412

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000	$10,000
Accounts payable and other accrued expenses	48,986	39,692	49,663
Customer layaway deposits	5,950	2,697	6,109
Federal income taxes payable	5,267	6,480	3,687

Total current liabilities	70,203	58,869	69,459

Long-term debt, less current maturities	12,500	22,500	15,000
Deferred tax liability	1,619	—	—
Deferred gains and other long-term liabilities	2,419	2,840	2,525

Total liabilities	86,741	84,209	86,984

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; issued and outstanding: 46,952,495 at December 31, 2010; 45,761,998 at December 31, 2009; and 46,256,051 at September 30, 2010	469	458	463
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	229,789	218,284	225,374
Retained earnings	327,365	228,349	299,936
Accumulated other comprehensive loss	653	(4,526)	(6,375)

Total stockholders’ equity	558,306	442,595	519,428

Total liabilities and stockholders’ equity	$645,047	$526,804	$606,412

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2010	2009
	(In thousands, except per share
	amounts)
Revenues:
Sales	$118,395	$99,918
Pawn service charges	49,810	40,797
Signature loan fees	40,066	38,678
Auto title loan fees	6,244	3,102
Other	4,311	2,256

Total revenues	218,826	184,751

Cost of goods sold	73,566	62,570
Signature loan bad debt	10,046	8,790
Auto title loan bad debt	982	460

Net revenues	134,232	112,931

Operating expenses:
Operations	64,504	58,181
Administrative	26,138	12,297
Depreciation and amortization	4,179	3,356
Loss on sale / disposal of assets	7	211

Total operating expenses	94,828	74,045

Operating income	39,404	38,886

Interest income	(3)	(8)
Interest expense	300	365
Equity in net income of unconsolidated affiliates	(3,367)	(1,283)
Other	(61)	(15)

Income before income taxes	42,535	39,827
Income tax expense	15,106	14,120

Net income	$27,429	$25,707

Net income per common share:
Basic	$0.55	$0.53

Diluted	$0.55	$0.52

Weighted average shares outstanding:
Basic	49,698	48,722
Diluted	50,119	49,400

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)
Operating Activities:
Net income	$27,429	$25,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,179	3,356
Signature loan and auto title loan loss provisions	4,205	2,938
Deferred taxes	1,639	1,300
Loss on sale or disposal of assets	7	211
Stock compensation	8,548	1,056
Income from investments in unconsolidated affiliates	(3,367)	(1,283)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,417)	(2,198)
Inventory, net	(1,754)	197
Prepaid expenses, other current assets, and other assets, net	(3,775)	(5,659)
Accounts payable and accrued expenses	(811)	5,654
Customer layaway deposits	(234)	(1,482)
Deferred gains and other long-term liabilities	(108)	(414)
Excess tax benefit from stock compensation	(3,065)	(23)
Federal income taxes	4,675	5,967

Net cash provided by operating activities	35,151	35,327

Investing Activities:
Loans made	(152,860)	(128,315)
Loans repaid	91,380	77,849
Recovery of pawn loan principal through sale of forfeited collateral	50,833	45,256
Additions to property and equipment	(7,934)	(4,470)
Acquisitions, net of cash acquired	(13,700)	(31)
Investments in unconsolidated affiliates	—	(50,932)
Dividends from unconsolidated affiliates	1,811	—

Net cash used in investing activities	(30,470)	(60,643)

Financing Activities:
Proceeds from exercise of stock options	204	61
Excess tax benefit from stock compensation	3,065	23
Taxes paid related to net share settlement of equity awards	(7,396)	—
Payments on bank borrowings	(2,500)	(2,500)

Net cash used in financing activities	(6,627)	(2,416)

Change in cash and cash equivalents	(1,946)	(27,732)
Cash and cash equivalents at beginning of period	25,854	44,764

Cash and cash equivalents at end of period	$23,908	$17,032

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$54,405	$44,872
Foreign currency translation adjustment	$(6,537)	$(94)
Acquisition-related stock issuance	$—	$(31)

See accompanying notes to interim condensed consolidated financial statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2010
Note A: Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note C). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2010. The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period balances have been reclassified to conform to the current presentation.
Our business is subject to seasonal variations, and operating results for the three-month period ended December 31, 2010 (the “current quarter”) are not necessarily indicative of the results of operations for the full fiscal year.
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
Signature Loan Credit Service Bad Debt: We issue letters of credit to enhance the creditworthiness of our customers seeking signature loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees and late fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery, and record the proceeds from such sales as a reduction of bad debt at the time of the sale.
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
Allowance for Losses on Signature Loan Credit Services: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees and late fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At December 31, 2010, the allowance for Expected LOC Losses on signature loans was $1.7 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $27.9 million. This amount includes principal, interest, insufficient funds fees and late fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
Bad Debt and Allowance for Losses on Auto Title Loan Credit Services: We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets. At December 31, 2010, the allowance was $0.3 million and our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $8.0 million.
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
Inventory: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market value, we record an allowance for excess, obsolete or slow-moving inventory based on the type and age of merchandise. At December 31, 2010, the inventory valuation allowance was $6.4 million or 7.6% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
Property and Equipment: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 7 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $117.3 million at December 31, 2010.
Valuation of Tangible Long-Lived Assets: We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry trends or legislative changes prohibiting us from offering our loan products. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value. No impairment of tangible long-lived assets was recognized in the current or prior year periods.
Fair Value of Financial Instruments: We have elected not to measure at fair value any eligible items for which fair value measurement is optional. We determine the fair value of financial instruments by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature. The recorded value of our outstanding debt is assumed to estimate its fair value, as it has no prepayment penalty and a floating interest rate based on market rates.
Foreign Currency Translation: Our equity investments in Albemarle & Bond and Cash Converters are translated from British pounds and Australian dollars, respectively, into U.S. dollars at the exchange rates as of the investees’ balance sheet date. The related interest in the investees’ net income is translated at the average exchange rates for each six-month period reported by the investees. The functional currency of our wholly-owned Empeño Fácil pawn segment is the Mexican peso and the functional currency of our wholly-owned foreign subsidiary CASHMAX is the Canadian dollar. Empeño Fácil’s and CASHMAX’s balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from Albemarle & Bond, Cash Converters, Empeño Fácil and CASHMAX as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.

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
Recently Issued Accounting Pronouncements: In June 2009, FASB amended ASC 810-10-65 (Consolidation). Amended ASC 810-10-65 relates to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. We adopted this amended standard October 1, 2010, resulting in no effect on our financial position, results of operations or cash flows.
In July 2010, FASB issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends FASB ASC 310 (Receivables) to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. We adopted this amended standard on October 1, 2010, resulting in no effect on our financial position, results of operations or cash flows. The additional required disclosures are included in Note M.
Note C: Acquisitions
Between June and September 2010, we acquired, through asset purchases, five pawn stores located in the Chicago metropolitan area, eight pawn stores located in Central and South Florida, two pawn stores located in Corpus Christi, Texas and one pawn store in Las Vegas, Nevada for approximately $21.8 million in cash. The stores were acquired from five separate sellers. We recorded approximately $4.9 million of net tangible assets and $1.0 million of intangible assets attributable to non-compete agreements and a pawn license. Goodwill of $15.9 million, which is expected to be fully tax deductible, was recorded in the U.S. Pawn Operations segment as part of these acquisitions. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into Chicago, a greater presence in prime pawn markets and the ability to further leverage our expense structure through increased scale.
In the quarter ended December 31, 2010, we acquired three pawn stores located in the Chicago metropolitan area and one pawn store located in Marietta, Georgia for approximately $13.7 million in cash. The stores were acquired from four separate sellers. One of the stores in Chicago was acquired by purchasing all of the capital stock of the corporation that owned it, and the other three were acquired through asset purchases. We recorded approximately $2.8 million of net tangible assets, $0.1 million of intangible assets attributable to non-compete agreements and $10.8 million of goodwill, all of which was recorded in the U.S. Pawn Operations segment. Of the total goodwill, $6.1 million is expected to be fully tax deductible and $4.7 million is expected to be non-deductible. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include a greater presence in a prime pawn market and the ability to further leverage our expense structure through increased scale.
All stores were acquired as part of our continuing strategy to acquire domestic pawn stores to enhance and diversify our earnings. Transaction related expenses were not material and were expensed as incurred. The results of all acquired stores have been consolidated with our results since their acquisition. The purchase price allocation of stores acquired in the twelve months ended December 31, 2010 is preliminary as we continue to receive information regarding the acquired assets. Pro forma results of operations have not been presented because the acquisitions were not significant on either an individual or an aggregate basis.
Note D: Earnings per Share
We compute basic earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards.
Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest, as defined by FASB ASC 718-10-25, are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. In the periods presented, we had no such potential common shares that were anti-dilutive.
Components of basic and diluted earnings per share are as follows (in thousands except per share amounts):

	Three Months Ended
	December 31,
	2010	2009
Net income (A)	$27,429	$25,707

Weighted average outstanding shares of common stock (B)	49,698	48,722
Dilutive effect of stock options, warrants, and restricted stock	421	678

Weighted average common stock and common stock equivalents (C)	50,119	49,400

Basic earnings per share (A/B)	$0.55	$0.53

Diluted earnings per share (A/C)	$0.55	$0.52

Potential common shares excluded from the calculation of diluted earnings per share	—	—
Note E: Strategic Investments and Fair Value of Financial Instruments
At December 31, 2010, we owned 16,644,640 common shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended December 31, 2010 represents our percentage interest in the estimated results of Albemarle & Bond’s operations from July 1, 2010 to September 30, 2010.

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

	As of June 30,
	2010	2009
	(In thousands)
Current assets	$97,476	$102,034
Non-current assets	52,325	51,980

Total assets	$149,801	$154,014

Current liabilities	$17,898	$13,247
Non-current liabilities	42,078	55,729
Shareholders’ equity	89,825	85,038

Total liabilities and shareholders’ equity	$149,801	$154,014

	Years ended June 30,
	2010	2009
	(in thousands)
Turnover (gross revenues)	$129,794	$89,712
Gross profit	84,850	68,572
Profit for the year (net income)	22,792	17,239
At December 31, 2010, we owned 124,418,000 shares, or approximately 33% of the total common shares of Cash Converters International Limited, which is a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. Cash Converters franchises and operates a worldwide network of over 600 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, our results for the quarter ended December 31, 2010 include our percentage interest in the estimated results of Cash Converters’ operations from July 1, 2010 to September 30, 2010. Our results for the quarter ended December 31, 2009 reflect no contribution from Cash Converters as the contribution was first reflected in our results three months after our initial investment date of November 6, 2009.

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

	Years ended June 30,
	2010	2009
	(in thousands)
Gross revenues	$112,733	$70,916
Gross profit	85,811	52,984
Profit for the year (net income)	19,122	12,084
The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. These fair values are considered level one estimates within the fair value hierarchy of FASB ASC 820-10-50, and were calculated as (a) the quoted stock price on each company’s principal market multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium for owning a large percentage of outstanding shares.

	December 31, 2010	December 31, 2009	September 30, 2010
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$45,684	$40,832	$43,127
Fair value	81,630	69,091	75,520

Cash Converters:
Recorded value	63,275	49,623	58,259
Fair value	88,512	63,789	70,005
Included in “Other Assets, net” on our balance sheets are available for sale securities with a fair value of $5.2 million at December 31, 2010, $2.3 million at December 31, 2009 and $4.9 million at September 30, 2010. This is considered to be a level one measurement of fair value as it is based on the ending market price for the securities at that date, as quoted on an active public securities exchange.
Note F: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	December 31, 2010	December 31, 2009	September 30, 2010
	(In thousands)
Pawn licenses	$8,836	$8,229	$8,836
Trade name	4,870	4,870	4,870
Goodwill	128,181	101,134	117,305

Total	$141,887	$114,233	$131,011

The following table presents the changes in the carrying value of goodwill, by segment, over the periods presented:

	U.S. Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2010	$110,255	$7,050	$—	$117,305
Acquisitions	10,793	—	—	10,793
Effect of foreign currency translation changes	—	83	—	83

Balance at December 31, 2010	$121,048	$7,133	$—	$128,181

	U.S. Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
	(in thousands)
Balance at September 30, 2009	$94,192	$6,527	$—	$100,719
Post-closing purchase price allocation adjustments for prior year acquisitions	193	—	—	193
Effect of foreign currency translation changes	—	222	—	222

Balance at December 31, 2009	$94,385	$6,749	$—	$101,134

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	December 31, 2010		December 31, 2009		September 30, 2010
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(In thousands)
License application fees	$345	$(345)	$345	$(342)	$345	$(345)
Real estate finders’ fees	1,029	(420)	665	(377)	948	(401)
Non-compete agreements	3,216	(2,040)	2,587	(1,354)	3,081	(1,834)
Favorable lease	644	(241)	644	(126)	644	(219)
Other	46	(7)	11	(1)	48	(6)

Total	$5,280	$(3,053)	$4,252	$(2,200)	$5,066	$(2,805)

The amortization of most definite lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to Operations expense (rent expense) over the related lease terms. The following table presents the amount and classification of amortization recognized as expense in each of the periods presented (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Amortization expense	$212	$126
Operations expense	23	32

Total expense from the amortization of definite-lived intangible assets	$235	$158

The following table presents our estimate of the amount and classification of amortization expense for definite-lived intangible assets for each of the five succeeding full fiscal years beginning October 1, 2010 (in thousands):

Fiscal Year	Amortization Expense	Operations Expense
2011	$790	$98
2012	$635	$75
2013	$159	$63
2014	$74	$52
2015	$65	$38
As acquisitions and dispositions occur in the future, amortization and operations expense may vary from these estimates.
Note G: Long-term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, maturing December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At December 31, 2010, $22.5 million was outstanding under the term loan and bank letters of credit totaling $5.0 were outstanding, leaving $75 million available on our revolving credit facility. The outstanding bank letters of credit secure our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.
Pursuant to the credit agreement, we may choose either a Eurodollar rate or the base rate. We may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 175 to 250 basis points or the bank’s base rate plus 0 to 50 basis points, depending on our leverage ratio computed at the end of each calendar quarter. Our rates are currently at the minimum of the range. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2010. The payment of dividends and additional debt are restricted. The recorded value of our debt approximates its fair value as it is all variable rate debt and carries no pre-payment penalty.
Deferred financing costs of $0.4 million related to our credit agreement are included in Other assets, net in our December 31, 2010 balance sheet. These costs are being amortized to interest expense over their three-year estimated useful life.
Note H: Stock Compensation
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended December 31,
	2010	2009
	(in thousands)
Gross compensation cost	$8,548	$1,056
Income tax benefits	(2,974)	(358)

Stock compensation cost, net of tax benefit	$5,574	$698

Included in the compensation cost for the three months ended December 31, 2010 is $7.3 million for the accelerated vesting of restricted stock upon the retirement of our former Chief Executive Officer on October 31, 2010, and a related $2.5 million income tax benefit. Stock option exercises resulted in the issuance of 22,800 shares of our Class A Non-voting Common Stock in the current quarter for total proceeds of $0.2 million. All options and restricted stock relate to our Class A Non-voting Common Stock.
Note I: Income Taxes
The current quarter’s effective tax rate is 35.5% for both the current and prior year quarters.
Note J: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note K: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the fiscal quarters ended December 31, 2010 and 2009 was $34.5 million and $25.8 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments and the unrealized gain or loss on available for sale securities. At December 31, 2010, the accumulated balance of net foreign currency and unrealized gain activity excluded from net income was $2.1 million, net of applicable tax of $1.4 million. The net $0.7 million is presented as “Accumulated other comprehensive income (loss)” in the balance sheet at December 31, 2010.

Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 396 U.S. pawn stores, offers signature loans in 29 pawn stores and six EZMONEY stores and offers auto title loans in 44 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 132 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 442 U.S. EZMONEY stores and 56 Canadian CASHMAX stores. The segment also offers auto title loans in 403 of its U.S. stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Three Months Ended December 31, 2010:
Revenues:
Merchandise sales	$62,341	$5,389	$—	$67,730
Scrap sales	47,006	3,462	197	50,665
Pawn service charges	46,436	3,374	—	49,810
Signature loan fees	509	—	39,557	40,066
Auto title loan fees	393	—	5,851	6,244
Other	4,081	189	41	4,311

Total revenues	160,766	12,414	45,646	218,826

Merchandise cost of goods sold	38,197	3,114	—	41,311
Scrap cost of goods sold	29,538	2,638	79	32,255
Signature loan bad debt	165	—	9,881	10,046
Auto title loan bad debt	61	—	921	982

Net revenues	92,805	6,662	34,765	134,232

Operations expense	43,196	4,278	17,030	64,504

Store operating income	$49,609	$2,384	$17,735	$69,728

Three Months Ended December 31, 2009:
Revenues:
Merchandise sales	$59,211	$3,265	$—	$62,476
Scrap sales	36,823	607	12	37,442
Pawn service charges	38,941	1,856	—	40,797
Signature loan fees	553	—	38,125	38,678
Auto title loan fees	475	—	2,627	3,102
Other	2,167	89	—	2,256

Total revenues	138,170	5,817	40,764	184,751

Merchandise cost of goods sold	36,906	2,358	—	39,264
Scrap cost of goods sold	22,824	475	7	23,306
Signature loan bad debt	186	—	8,604	8,790
Auto title loan bad debt	70	—	390	460

Net revenues	78,184	2,984	31,763	112,931

Operations expense	40,199	2,164	15,818	58,181

Store operating income	$37,985	$820	$15,945	$54,750

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended
	December 31,
	2010	2009
Consolidated store operating income	$69,728	$54,750
Administrative expenses	26,138	12,297
Depreciation and amortization	4,179	3,356
Loss on sale / disposal of assets	7	211
Interest income	(3)	(8)
Interest expense	300	365
Equity in net income of unconsolidated affiliates	(3,367)	(1,283)
Other	(61)	(15)

Consolidated income before income taxes	$42,535	$39,827

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(in thousands)
Assets at December 31, 2010:
Pawn loans	$117,583	$6,805	$—	$124,388
Signature loans, net	454	—	11,499	11,953
Auto title loans, net	700	—	2,607	3,307
Service charges and fees receivable, net	23,301	1,024	7,484	31,809
Inventory, net	71,865	5,761	51	77,677
Goodwill	121,048	7,133	—	128,181

Total separately identified recorded segment assets	$334,951	$20,723	$21,641	$377,315

Brokered signature loans outstanding from unaffiliated lenders	$242	$—	$24,580	$24,822
Brokered auto title loans outstanding from unaffiliated lenders	$213	$—	$7,332	$7,545

Assets at December 31, 2009:
Pawn loans	$99,326	$4,120	$—	$103,446
Signature loans, net	426	—	8,508	8,934
Auto title loans, net	756	—	1,354	2,110
Service charges and fees receivable, net	19,347	571	6,615	26,533
Inventory, net	60,899	2,614	2	63,515
Goodwill	94,385	6,749	—	101,134

Total separately identified recorded segment assets	$275,139	$14,054	$16,479	$305,672

Brokered signature loans outstanding from unaffiliated lenders	$299	$—	$25,200	$25,499
Brokered auto title loans outstanding from unaffiliated lenders	$367	$—	$3,921	$4,288

Assets at September 30, 2010:
Pawn loans	$113,944	$7,257	$—	$121,201
Signature loans, net	456	—	10,319	10,775
Auto title loans, net	651	—	2,494	3,145
Service charges and fees receivable, net	20,830	1,053	7,177	29,060
Inventory, net	66,542	4,935	25	71,502
Goodwill	110,255	7,050	—	117,305

Total separately identified recorded segment assets	$312,678	$20,295	$20,015	$352,988

Brokered signature loans outstanding from unaffiliated lenders	$231	$—	$22,709	$22,940
Brokered auto title loans outstanding from unaffiliated lenders	$236	$—	$6,589	$6,825
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

Note M: Allowance for Losses and Credit Quality of Financing Receivables
We offer a variety of loan products and credit services to customers who do not have cash resources or access to credit to meet their short-term cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our receivables do not have a credit risk profile that can be easily measured by the normal credit quality indicators used by the financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted. For auto title loans, we additionally inspect the automobile, title and reference to market values of used automobiles.
As described in Note B, “Significant Accounting Policies,” we consider a signature loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire installment loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans.
The accuracy of our allowance estimates is dependent upon several factors, including our ability to predict future default rates based on historical trends and expected future events. We base our estimates on observable trends and various other assumptions that we believe to be reasonable under the circumstances.
The following table presents changes in the allowance for credit losses as well as the recorded investment in our financing receivables by portfolio segment for the periods presented (in thousands):

	Allowance				Allowance	Financing
	Balance at				Balance at	Receivable
	Beginning				End of	End of
Description	of Period	Charge-offs	Recoveries	Provision	Period	Period
Allowance for losses on signature loans:
Three-months ended December 31, 2010	$750	$(4,260)	$1,496	$3,224	$1,210	$13,163
Three-months ended December 31, 2009	532	(3,765)	1,444	2,578	789	9,723

Allowance for losses on auto title loans:
Three-months ended December 31, 2010	$1,137	$(3,445)	$2,715	$909	$1,316	$4,623
Three-months ended December 31, 2009	291	(1,551)	1,538	301	579	2,689
The provision presented in the table above includes only principal and excludes items such as NSF fees, late fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheet.
Auto title loans are our only loans that remain as recorded investments when in delinquent/nonaccrual status. We consider an auto title loan past due if it has not been repaid or renewed by the maturity date. On auto title loans more than 90 days past due, we reserve the percentage we estimate will not be recoverable through auction and reserve 100% of loans for which we have not yet repossessed the underlying collateral. No fees are accrued on any auto title loans more than 90 days past due.

The following table presents an aging analysis of past due financing receivables by portfolio segment for the periods presented (in thousands):

							Total	Recorded
	Days Past Due				Total	Current	Financing	Investment > 90
	1-30	31-60	61-90	>90	Past Due	Receivable	Receivable	Days & Accruing
December 31, 2010
Auto title loans	$609	$636	$452	$753	$2,450	$2,173	$4,623	$—
Reserve	$109	$218	$217	$696	$1,240	$76	$1,316	$—
Reserve %	18%	34%	48%	92%	51%	3%	28%

December 31, 2009
Auto title loans	$293	$205	$118	$368	$984	$1,705	$2,689	$—
Reserve	$50	$111	$85	$282	$528	$51	$579	$—
Reserve %	17%	54%	72%	77%	54%	3%	22%

September 30, 2010
Auto title loans	$797	$552	$432	$532	$2,313	$1,970	$4,283	$—
Reserve	$188	$229	$256	$367	$1,040	$97	$1,137	$—
Reserve %	24%	41%	59%	69%	45%	5%	27%
Note N: Subsequent Events
On January 12 and 13, 2011, we acquired five pawn stores located in Central and South Florida for approximately $17.6 million in cash. The stores were acquired from two separate sellers. One of the stores was acquired by purchasing all of the capital stock of the corporation that owned it, and the other four were acquired through asset purchases. We preliminarily estimate we will record in the U.S. Pawn Operations segment approximately $2.6 million of net tangible assets and $15.0 million of goodwill related to these acquisitions. Of the total goodwill, $10.0 million is expected to be fully tax deductible and $5.0 million is expected to be non-deductible.

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
Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2010 and 2009 (the current and prior year quarters):

	Three Months Ended December 31,		Percentage
	2010	2009	Change
	(in thousands)
Net revenues:
Sales	$118,395	$99,918	18.5%
Pawn service charges	49,810	40,797	22.1%
Signature loan fees	40,066	38,678	3.6%
Auto title loan fees	6,244	3,102	101.3%
Other	4,311	2,256	91.1%

Total revenues	218,826	184,751	18.4%

Cost of goods sold	73,566	62,570	17.6%
Signature loan bad debt	10,046	8,790	14.3%
Auto title loan bad debt	982	460	113.5%

Net revenues	$134,232	$112,931	18.9%

Net income	$27,429	$25,707	6.7%

Consolidated signature loan data (combined payday loan, installment loan and related credit service activities) are as follows:

	Three Months Ended
	December 31,
	2010	2009
	(Dollars in thousands)
Fee revenue	$40,066	$38,678
Bad debt:
Net defaults, including interest on brokered loans	8,904	8,379
Insufficient funds fees, net of collections	223	219
Change in valuation allowance	868	120
Other related costs	51	72

Net bad debt	10,046	8,790

Fee revenue less bad debt	$30,020	$29,888

Average signature loan balance outstanding during period (a)	$34,182	$31,988
Signature loan balance at end of period (a)	$36,775	$34,433
Participating stores at end of period	533	556
Signature loan bad debt, as a percent of fee revenue	25.1%	22.7%
Net default rate (a) (b)	4.9%	4.5%

(a)	Signature loan balances include payday loans and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of similar active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Principal defaults net of collections, as a percentage of signature loans made and renewed.

Overview
We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans.
At December 31, 2010, we operated a total of 1,032 locations, consisting of 396 U.S. pawn stores (operating as EZPAWN or Value Pawn), 132 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 448 U.S. short-term consumer loan stores (operating primarily as EZMONEY) and 56 short-term consumer loan stores in Canada (operating as CASHMAX). We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 130 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 600 locations that provide financial services and buy and sell second-hand goods.
We manage our business as three segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 442 stores in the United States and 56 stores in Canada. The following tables present store data and products offered in each segment:

		Three Months Ended December 31, 2010
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	396	115	495	1,006
New openings	3	17	5	25
Acquired	4	—	—	4
Sold, combined, or closed	(1)	—	(2)	(3)

End of period	402	132	498	1,032

Average number of stores during the period	398	125	496	1,019

Composition of ending stores:
Pawn	396	132	—	528
Short-term consumer loan stores	6	—	498	504

Total stores in operation	402	132	498	1,032

Stores offering payday loans (a)	35	—	464	499
Stores offering installment loans (a)	—	—	415	415
Stores offering auto title loans (a)	44	—	403	447

		Three Months Ended December 31, 2009
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	375	62	473	910
New openings	1	8	6	15
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(5)	(5)

End of period	376	70	474	920

Average number of stores during the period	375	66	472	914

Composition of ending stores:
Pawn	370	70	—	440
Short-term consumer loan stores	6	—	474	480

Total stores in operation	376	70	474	920

Stores offering payday loans (a)	82	—	474	556
Stores offering installment loans (a)	—	—	193	193
Stores offering auto title loans (a)	68	—	393	461

(a)	Including credit services
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $80 and $120 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.
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
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 7.6% of gross inventory at December 31, 2010 compared to 8.4% at December 31, 2009 and 7.4% at September 30, 2010. Changes in the valuation allowance are charged to merchandise cost of goods sold.
At December 31, 2010, 289 of our U.S. short-term consumer loan stores and 25 of our U.S. pawn stores offered credit services to customers seeking short-term consumer signature loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $525. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 21.75% of the loan amount for our credit services offered in connection with payday loans. In 289 of the U.S. short-term consumer loan stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans offered in connection with our credit services typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,020. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At December 31, 2010, payday loans comprised 95% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 5%.
We earn signature loan fee revenue on our payday loans. In four U.S. pawn stores, 125 U.S. short-term consumer loan stores and 56 Canadian short-term consumer loan stores, we make payday loans subject to state or provincial law. The average payday loan amount is approximately $425 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
In 126 of our U.S. short-term consumer loan stores, we make installment loans subject to state law. Outside Colorado, these installment loans typically carry a term of five months, with ten equal installment payments due on customers’ paydays. On those loans, we typically charge a fee of 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. Outside Colorado, loan principal amounts range from $525 to $3,000 but average approximately $940. In August 2010, we stopped offering payday loans in Colorado following a legislative change and instead began offering six-month installment loans ranging from $100 to $500 in principal, with a 45% annual interest rate plus certain finance charges and maintenance fees. Including loans made in Colorado, installment loan principal amounts averaged approximately $535.
At December 31, 2010, 403 of our U.S. short-term consumer loan stores and 44 of our U.S. pawn stores offered auto title loans or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $9,000, but average about $805. We earn a fee of 12.5% to 25% of auto title loan amounts.
In the fiscal year ended September 30, 2010, we acquired sixteen pawn stores located in the Chicago metropolitan area, Central and South Florida, Corpus Christi, Texas and Las Vegas, Nevada for approximately $21.8 million in cash. In the quarter ended December 31, 2010 we acquired three pawn stores located in the Chicago metropolitan area and one located in Marietta, Georgia for approximately $13.7 million in cash. All stores were acquired as part of our continuing strategy to acquire domestic pawn stores to enhance and diversify our earnings. The results of all acquired stores have been consolidated with our results since their acquisition.
In fiscal 2010, legislation adversely affecting our business was enacted in Colorado and Wisconsin. The Colorado law, which became effective in August 2010, essentially eliminated the traditional short-term payday loan product by requiring that payday loans have a minimum term of six months and changed the allowed fees. The Wisconsin law, which became effective January 1, 2011, limits the availability of payday loans and completely eliminated auto title loans. Although we decided in fiscal 2010 to close or consolidate 11 short-term consumer loan stores in those states, we continue to operate the remaining stores with new or modified products that fit within the new regulatory frameworks and are evaluating the feasibility of additional product offerings to enhance our business in those stores. If we are unable to continue to operate profitably under the new laws in either or both of these states, we may decide to close or consolidate additional stores.
Included in the current quarter results is a pre-tax administrative expense charge of $10.9 million related to the retirement of our former Chief Executive Officer, including $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. The current quarter income tax expense reflects a $3.8 million tax benefit related to this charge.
Results of Operations
Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009
The following discussion compares our results of operations for the quarter ended December 31, 2010 to the quarter ended December 31, 2009. It should be read with the accompanying financial statements and related notes.
In the current quarter, consolidated total revenues increased 18%, or $34.1 million to $218.8 million, compared to the prior year quarter. Same store total revenues increased 13%, with the remainder of the increase coming from new and acquired stores. The overall increase in total consolidated revenues was comprised of an $18.5 million increase in merchandise and jewelry scrapping sales, a $9.0 million increase in pawn service charges, a $3.1 million increase in auto title loan fees, a $1.4 million increase in signature loan fees and a $2.1 million increase in other revenues.
In the current quarter, the U.S. Pawn Operations segment contributed $11.6 million greater store operating income compared to the prior year quarter, primarily as the result of a $7.5 million increase in pawn service charges, a $5.3 million increase in gross profit on sales and a $1.9 million increase in other revenues, partially offset by higher operating costs and lower signature and auto title loan fees. The Empeño Fácil segment contributed $1.6 million greater store operating income compared to the prior year quarter, primarily as the result of a $2.1 million increase in gross profit on sales and a $1.5 million increase in pawn service charges, partially offset by higher operating expenses at new stores. Our EZMONEY Operations segment contributed $1.8 million greater store operating income, primarily from auto title and installment loans, partially offset by an increase in bad debt as a percent of fees and higher operating expenses at new stores. After a $13.8 million increase in administrative expenses, a $0.8 million increase in depreciation and amortization and a $0.2 million decrease in loss on disposal of assets, operating income improved $0.5 million to $39.4 million. After a $2.1 million increase in our equity in the net income of unconsolidated affiliates, and a $1.0 million increase in income taxes and other smaller items, our consolidated net income improved 7% to $27.4 million from $25.7 million in the prior year quarter. Excluding the $10.9 million administrative expense charge and $3.8 million tax benefit related to the retirement of our former Chief Executive Officer, net income increased 34% to $34.5 million.

U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended December 31,
	2010	2009
	(Dollars in thousands)
Merchandise sales	$62,341	$59,211
Jewelry scrapping sales	47,006	36,823
Pawn service charges	46,436	38,941
Signature loan fees	509	553
Auto title loan fees	393	475
Other	4,081	2,167

Total revenues	160,766	138,170

Merchandise cost of goods sold	38,197	36,906
Jewelry scrapping cost of goods sold	29,538	22,824
Signature loan bad debt	165	186
Auto title loan bad debt	61	70

Net revenues	92,805	78,184

Operations expense	43,196	40,199

Store operating income	$49,609	$37,985

Other data:
Gross margin on merchandise sales	38.7%	37.7%
Gross margin on jewelry scrapping sales	37.2%	38.0%
Gross margin on total sales	38.1%	37.8%
Average pawn loan balance per pawn store at quarter-end	$297	$268
Average yield on pawn loan portfolio (a)	161%	159%
Pawn loan redemption rate	80%	79%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
In the current quarter, we acquired four U.S. pawn stores and opened three new stores. We expect to open seven additional new stores by September 30, 2011, and continue to evaluate additional acquisition opportunities. New stores are expected to create a drag on earnings until their second year of operation, and acquisitions are generally expected to be immediately accretive to earnings.
The U.S. Pawn Operations segment total revenues increased $22.6 million, or 16% from the prior year quarter to $160.8 million. Same store total revenues increased $15.8 million, or 12%, and new and acquired stores net of closed stores contributed $6.8 million. The overall increase in total revenues was comprised of a $13.3 million increase in merchandise and jewelry scrapping sales, a $7.5 million increase in pawn service charges and a $1.9 million increase in other revenues, partially offset by a $0.1 million decrease in signature and auto title loan revenues.
Our current quarter U.S. pawn service charge revenues increased $7.5 million, or 19% from the prior year quarter to $46.4 million. Same store pawn service charges increased $5.8 million, or 15%, while new and acquired stores net of closed stores contributed $1.7 million. The same store improvement was due to a higher average same store pawn loan balance coupled with a higher yield. The yield improved primarily due to a higher loan redemption rate as we focused on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan. Inventory purchases from customers increased 38% and represent 32% of total inventory additions, excluding acquisitions, compared to 28% of total inventory additions in the prior year quarter.
The current quarter’s merchandise sales gross profit increased $1.8 million, or 8% from the prior year quarter to $24.1 million. This was due to a $2.5 million increase in sales from new and acquired stores net of closed stores, a 1.0 percentage point improvement in gross margins to 38.7% and a $0.6 million, or 1% increase in same store sales.

The current quarter’s gross profit on jewelry scrapping sales increased $3.5 million, or 25% from the prior year quarter to $17.5 million. Jewelry scrapping revenues increased $10.2 million, or 28% due to a 29% increase in proceeds realized per gram of jewelry scrapped, partially offset by a 2% decrease in volume. Jewelry scrapping sales include the sale of approximately $0.7 million in the current quarter and $0.3 million in the prior year quarter of loose diamonds removed from scrapped jewelry. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $6.7 million, or 29%. Gross margins on gold scrapping decreased 0.8 percentage points to 37.2% due to our more aggressive buying and lending programs designed to be competitive and maximize overall income including pawn service charges.
Other revenues include merchandise sales related programs and layaway fees. Other revenues increased to $4.1 million in the current quarter, from $2.2 million in the prior year quarter primarily from the introduction and growth of new programs and an increase in layaway transactions following enhancements to our layaway program to make layaways more affordable to our customers.
Operations expense increased to $43.2 million (47% of net revenues) in the current quarter from $40.2 million (51% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to higher operating costs at new and acquired stores and higher incentive compensation and related taxes. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current quarter, the $14.7 million greater net revenues from U.S. pawn activities, partially offset by a $0.1 million decrease in signature and auto title loan contribution and the $3.0 million higher operations expense resulted in an $11.6 million overall increase in store operating income from the U.S. Pawn Operations segment. For the current quarter, the segment comprised 71% of consolidated store operating income compared to 69% in the prior year quarter.
Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Three months ended December 31,
	2010	2009	2010	2009
	(Dollars in thousands)		(Pesos in thousands)
Merchandise sales	$5,389	$3,265	$66,774	$42,530
Jewelry scrapping sales	3,462	607	42,892	7,912
Pawn service charges	3,374	1,856	41,805	24,279
Other	189	89	2,345	1,159

Total revenues	12,414	5,817	153,816	75,880
Merchandise cost of goods sold	3,114	2,358	38,588	30,681
Jewelry scrapping cost of goods sold	2,638	475	32,682	6,185

Net revenues	6,662	2,984	82,546	39,014
Operations expense	4,278	2,164	52,991	28,283

Store operating income	$2,384	$820	$29,555	$10,731

Other data:
Gross margin on merchandise sales	42.2%	27.8%	42.2%	27.8%
Gross margin on jewelry scrapping sales	23.8%	21.7%	23.8%	21.7%
Gross margin on total sales	35.0%	26.8%	35.0%	26.8%
Average pawn loan balance per pawn store at quarter end	$52	$59	$635	$769
Average yield on pawn loan portfolio (a)	185%	184%	185%	184%
Pawn loan redemption rate	72%	81%	72%	81%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current quarter results from Mexican pesos to U.S. dollars was 6% stronger than in the prior year quarter, affecting all revenue and expense items. Store operating income improved 191% in the current quarter in dollars and 175% in peso terms. The 123% increase in net revenues was partially offset by higher costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 47% of the stores open at December 31, 2010 had been open less than a year. We opened 17 new stores in the current quarter, five of which are Empeñe su Oro jewelry-only pawn stores. These jewelry-only stores are much smaller and require less staff than our typical pawn stores, but also carry smaller average loan balances per store and immediately sell for scrap any forfeited loan collateral.
Empeño Fácil’s total revenues increased $6.6 million, or 113% in the current quarter to $12.4 million. Same store total revenues increased $3.3 million or 56%, and new stores contributed $3.3 million. The overall increase in total revenues was comprised of a $5.0 million increase in merchandise and jewelry scrapping sales, a $1.5 million improvement in pawn service charges and a $0.1 million increase in other revenues.
Empeño Fácil’s pawn service charge revenues increased $1.5 million, or 82% in the current quarter to $3.4 million. Same store pawn service charges increased approximately $0.9 million, or 48% and new stores contributed $0.6 million. The same store increase was due to an increase in average loan balance during the quarter, coupled with a slight improvement in the average pawn loan yield. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, mostly offset by a lower loan redemption rate.
The current quarter’s merchandise gross profit increased $1.4 million from the prior year quarter to $2.3 million. This was due to a $1.0 million, or 32% same store sales increase and $1.1 million in sales from new stores, combined with a 14.4 percentage point increase in gross margins to 42.2%. The prior year cost of goods was unusually high due to promotions to liquidate aged and damaged inventory.
The current quarter’s gross profit on jewelry scrapping sales increased $0.7 million from the prior year quarter to $0.8 million. Jewelry scrapping revenues increased $2.9 million due to an increase in volume and a 2.1 percentage point increase in margins to 23.8%. The significant volume increase is due primarily to new store openings and the continuing maturation of stores opened in the prior year. Increased purchases from customers in our jewelry-only pawn stores contributed to the margin improvement.
Operations expense increased to $4.3 million (64% of net revenues) in the current quarter from $2.2 million (73% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to new stores and higher incentive compensation and related taxes. The improvement as a percent of net revenues is primarily from greater scale at same stores as they mature. We expect further percentage improvements in future periods as we continue to build a larger base of maturing stores to support our new store growth.
In the current quarter, the $3.7 million greater net revenues were partially offset by the $2.1 million higher operations expense, resulting in a $1.6 million increase in store operating income from the Empeño Fácil segment. Empeño Fácil comprised 3% of consolidated store operating income in current quarter compared to 2% in the prior year quarter.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended December 31,
	2010	2009
	(Dollars in thousands)
Signature loan fees	$39,557	$38,125
Auto title loan fees	5,851	2,627
Jewelry scrapping sales	197	12
Other revenues	41	—

Total revenues	45,646	40,764

Signature loan bad debt	9,881	8,604
Auto title loan bad debt	921	390
Jewelry scrapping cost of goods sold	79	7

Net revenues	34,765	31,763

Operations expense	17,030	15,818

Store operating income	$17,735	$15,945

Other data:
Signature loan bad debt as a percent of signature loan fees	25.0%	22.6%
Auto title loan bad debt as a percent of auto title loan fees	15.7%	14.8%
Average signature loan balance per store offering signature loans at quarter end (a)	$72	$71
Average auto title loan balance per store offering title loans at quarter end (b)	$25	$13

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $4.9 million, or 12% to $45.7 million, compared to the prior year quarter. This was due to a $4.2 million, or 11% increase in same store total revenues and $0.7 million of total revenues at new stores net of closed or consolidated stores. The overall increase in total revenues was comprised primarily of a $3.2 million increase in auto title loan revenues and a $1.4 million increase in signature loan fees, which includes both installment loans and payday loans. In August 2010, we introduced installment loans in Colorado as a replacement product for payday loans following a regulatory change. This contributed to the migration of some customers from payday loans to installment loans.
In the quarter, we opened 5 stores in Canada, bringing our total there to 56. At December 31, 2009, we had eight Canadian stores.
The segment’s signature loan net revenues increased $0.2 million, or 1% to $29.7 million, compared to the prior year quarter. The increase resulted from the growth in installment loans as the product continues to mature and following its introduction in Colorado, partially offset by a 2.4 percentage point increase in bad debt to 25.0% of fees.
The segment’s net revenues from auto title loans increased to $4.9 million in the current quarter, compared to $2.2 million in the prior year quarter, as the product continues to mature. Bad debt increased to 15.7% of related fees from 14.8% in the prior year quarter, as we accepted slightly higher risk to drive revenue and overall earnings growth. We expect continued growth in the contribution from auto title loans as the product continues to reach maturity in the EZMONEY stores offering the product. Due to a new Wisconsin law effective January 1, 2011, we no longer offer auto title loans in Wisconsin. Excluding Wisconsin, we now offer auto title loans in 368 EZMONEY stores.

The EZMONEY segment began buying and scrapping gold jewelry in the prior year quarter with very little volume. The segment generated $0.1 million of jewelry scrapping gross profit in the current quarter, with a 60% gross margin.
Operations expense increased to $17.0 million (49% of net revenues) from $15.8 million (50% of net revenues) in the prior year quarter. The improvement as a percent of net revenues was due to the growth in contribution from auto title and installment loan products, with minimal increases in costs at existing stores.
In the current quarter, the $2.7 million increase in net revenues from auto title loans, the $0.2 million increase in net revenues from signature loans and the $0.1 million increase in scrap sales gross profit were partially offset by a $1.2 million greater operations expense, resulting in a $1.8 million, or 11% increase in store operating income from the EZMONEY Operations segment. The EZMONEY Operations segment comprised 26% of consolidated store operating income in the current quarter compared to 29% in the prior year quarter.
Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,
	2010	2009
	(Dollars in thousands)
Consolidated store operating income	$69,728	$54,750
Administrative expenses	26,138	12,297
Depreciation and amortization	4,179	3,356
Loss on sale / disposal of assets	7	211
Interest income	(3)	(8)
Interest expense	300	365
Equity in net income of unconsolidated affiliates	(3,367)	(1,283)
Other	(61)	(15)

Consolidated income before income taxes	42,535	39,827
Income tax expense	15,106	14,120

Net income	$27,429	$25,707

Administrative expenses in the current quarter were $26.1 million (19% of net revenues) compared to $12.3 million (11% of net revenues) in the prior year quarter. This increase is primarily due to a pre-tax charge of $10.9 million related to the retirement of our former Chief Executive Officer. This charge included $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. Excluding this charge, administrative expense increased $2.9 million over the prior year quarter, but remained unchanged at 11% of net revenues in the current quarter.
Depreciation and amortization expense was $4.2 million in the current quarter, compared to $3.4 million in the prior year quarter. Depreciation on assets placed in service, primarily at new and acquired stores, was partially offset by assets that were retired or became fully depreciated during the period.
In the current quarter, losses on disposal of assets related to store closures were offset by gains on disposal of assets. In the prior year quarter we recognized a $0.2 million loss on store closures or consolidations.
Our $0.3 million net interest expense in the current quarter and $0.4 million in the prior year quarter represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit. The only debt outstanding at the end of each period was our term debt, the terms of which require $2.5 million quarterly principal repayments.
Our equity in the net income of Albemarle & Bond increased $0.4 million, or 32% in the current quarter to $1.7 million as a result of Albemarle & Bond’s higher earnings, partially offset by a weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We acquired additional shares on May 20, 2010 which increased our ownership level to almost 33%. In the current quarter our equity in the net income of Cash Converters was $1.7 million. As we account for our earnings from Cash Converters on a 3-month lag, the prior year quarter included no earnings contribution from Cash Converters.
The current quarter income tax expense was $15.1 million (35.5% of pretax income) compared to $14.1 million (35.5% of pretax income) for the prior year quarter.
Consolidated operating income for the current quarter improved $0.5 million over the prior year quarter to $39.4 million. Contributing to this were the $11.6 million, $1.6 million and $1.8 million increases in store operating income in our U.S. Pawn, Empeño Fácil and EZMONEY segments and the $0.2 million decrease in loss on disposal of assets. Mostly offsetting these was the $10.9 million charge related to the retirement of our former Chief Executive Officer, the $2.9 million increase in other administrative expenses and the $0.8 million increase in depreciation and amortization. After a $2.1 million increase in our equity in the net income of unconsolidated affiliates and a $1.0 million increase in income taxes and other smaller items, net income improved to $27.4 million. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit, net income increased 34% to $34.5 million from $25.7 million in the prior year quarter.
Liquidity and Capital Resources
In the current quarter, our $35.2 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $42.6 million, net of (b) $7.4 million of normal, recurring changes in operating assets and liabilities. In the prior year quarter, our $35.3 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $33.3 million, net of (b) $2.0 million of normal, recurring changes in operating assets and liabilities.
The $30.5 million of net cash used in investing activities during the current quarter was funded by cash flow from operations and cash on hand. In the current quarter, we acquired four pawn stores for $13.7 million, invested $7.9 million in additional property and equipment and invested $10.7 million in loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral. In the current quarter we also received $1.8 million in dividends from Cash Converters and repaid $2.5 million of our term loan. Net of related tax benefits and proceeds from option exercises, we also paid $4.1 million of withholding tax upon the net share settlement of restricted stock vesting.
The net effect of these and other smaller cash flows was a $1.9 million decrease in cash on hand, providing a $23.9 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	4-5 years	5 years
Long-term debt obligations	$22.5	$10.0	$12.5	$—	$—
Interest on long-term debt obligations	0.9	0.5	0.4	—	—
Operating lease obligations	148.4	38.8	60.8	30.0	18.8

Total	$171.8	$49.3	$73.7	$30.0	$18.8

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At December 31, 2010, our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $27.9 million. At that date, our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $8.0 million. Auto title loans are secured by customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the most recent fiscal year ended September 30, 2010, these collectively amounted to $14.9 million.

The operating lease obligations in the table above include expected rent for all our store locations for the full expected lease terms. Of the 448 U.S. EZMONEY short-term consumer loan stores, 159 adjoin an EZPAWN store. The lease agreements at approximately 93% of the remaining 289 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent if laws were enacted that had a significant negative effect on our operations at these stores.
In the fiscal year ending September 30, 2011, we plan to open approximately 55 to 60 Empeño Fácil pawn stores in Mexico, 35 to 40 CASHMAX payday loan locations in Canada and ten pawn stores in the United States. This includes the 17 Empeño Fácil pawn stores, five CASHMAX payday loan stores and three U.S. pawn stores opened in the current quarter. In the remaining nine months of fiscal 2011, we expect an additional $8.0 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility expiring December 31, 2011 that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At December 31, 2010, $22.5 million was outstanding under the term loan and bank letters of credit totaling $5.0 million were outstanding, leaving $75.0 million available on our revolving credit facility. The outstanding bank letters of credit secure our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2010 and expect to remain in compliance based on our expected future performance. The payment of dividends and additional debt are restricted under our credit agreement.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
On December 3, 2010, we filed a “shelf” Registration Statement on Form S-4, registering 2 million shares of our Class A Non-Voting Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities. That registration statement was declared effective by the Securities and Exchange Commission on January 13, 2011. To date, we have not issued any of the shares covered by the registration statement.
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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At December 31, 2010, the allowance for Expected LOC Losses was $2.0 million. At that date, our maximum exposure for losses on letters of credit, if all brokered signature and auto title loans defaulted and none was collected, was $35.9 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
The net effect of these factors is that net revenues and net income typically are strongest in the fourth fiscal quarter and weakest in the third fiscal quarter. Our cash flow typically is greatest in the second fiscal quarter due to a high level of loan redemptions and sales in the U.S. income tax refund season.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining nine months of the fiscal year ending September 30, 2011, our interest expense during those nine months would increase by approximately $66,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate term debt at December 31, 2010, including mandatory quarterly principal repayments of $2.5 million.
Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. For further discussion, you should read “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2010.
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
The translation adjustment from Albemarle & Bond representing the strengthening in the British pound during the quarter ended September 30, 2010 (included in our December 31, 2010 results on a three-month lag) was a $0.9 million increase to stockholders’ equity. On December 31, 2010, the British pound weakened to £1.00 to $1.5471 U.S. compared to $1.5809 at September 30, 2010.

The translation adjustment from Cash Converters representing the strengthening in the Australian dollar during the quarter ended September 30, 2010 (included in our December 31, 2010 results on a three-month lag) was a $5.1 million increase to stockholders’ equity. On December 31, 2010, the Australian dollar strengthened to $1.00 Australian dollar to $1.0163 U.S. from $0.9701 at September 30, 2010.
The translation adjustment from Empeño Fácil representing the strengthening of the Mexican peso during the quarter ended December 31, 2010 was a $0.4 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On December 31, 2010, the peso strengthened to $1.00 Mexican peso to $0.0809 U.S. from $0.0800 at September 30, 2010.
We cannot predict the future valuation of foreign currencies or how further movements in them could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified in “Part II, Item 1A — Risk Factors” of this Quarterly Report and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2010.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1. Legal Proceedings
See Note J, “Contingencies,” in the Notes to Interim Condensed Consolidated Financial Statements (unaudited) included in this filing and incorporated herein by reference.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2010. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010, December 31, 2009 and September 30, 2010; (ii) Consolidated Statements of Income for the three months ended December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and December 31, 2009; and (iv) Notes to Consolidated Financial Statements (tagged as a block of text).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.
Date: February 8, 2011	/s/ Stephen A. Stamp
Stephen A. Stamp
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010, December 31, 2009 and September 30, 2010; (ii) Consolidated Statements of Income for the three months ended December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and December 31, 2009; and (iv) Notes to Consolidated Financial Statements (tagged as a block of text).