Form 10-Q
period 2011-03-31
EZCORP INC
filed 2011-05-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of March 31, 2011, 46,954,535 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.
INDEX TO FORM 10-Q

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	March 31,	September 30,
	2011	2010	2010
	(Unaudited)	(Unaudited)
		(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$59,785	$51,192	$25,854
Pawn loans	106,525	89,040	121,201
Signature loans, net	9,926	7,287	10,775
Auto title loans, net	2,022	1,939	3,145
Pawn service charges receivable, net	19,976	16,353	21,626
Signature loan fees receivable, net	4,841	4,607	5,818
Auto title loan fees receivable, net	1,185	850	1,616
Inventory, net	70,275	56,403	71,502
Deferred tax asset	23,319	15,673	23,208
Income tax receivable	1,427	13,414	—
Prepaid expenses and other assets	20,045	15,625	17,427

Total current assets	319,326	272,383	302,172

Investments in unconsolidated affiliates	112,364	90,854	101,386
Property and equipment, net	70,105	54,044	62,293
Deferred tax asset, non-current	—	5,318	60
Goodwill	143,404	101,456	117,305
Other assets, net	23,694	22,223	23,196

Total assets	$668,893	$546,278	$606,412

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$10,000	$10,000
Accounts payable and other accrued expenses	44,754	38,592	49,663
Customer layaway deposits	6,844	4,487	6,109
Income taxes payable	—	—	3,687

Total current liabilities	61,598	53,079	69,459

Long-term debt, less current maturities	10,000	20,000	15,000
Deferred tax liability	1,192	—	—
Deferred gains and other long-term liabilities	2,314	2,735	2,525

Total liabilities	75,104	75,814	86,984

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; issued and outstanding: 46,954,535 at March 31, 2011; 46,192,698 at March 31, 2010; and 46,256,051 at September 30, 2010	469	462	463
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	231,263	222,423	225,374
Retained earnings	359,203	252,122	299,936
Accumulated other comprehensive income (loss)	2,824	(4,573)	(6,375)

Total stockholders’ equity	593,789	470,464	519,428

Total liabilities and stockholders’ equity	$668,893	$546,278	$606,412

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues:
Sales	$125,768	$102,536	$248,313	$204,594
Pawn service charges	46,769	38,306	96,579	79,103
Signature loan fees	35,103	31,642	75,169	70,320
Auto title loan fees	5,369	3,956	11,613	7,058
Other	245	144	406	260

Total revenues	213,254	176,584	432,080	361,335

Cost of goods sold	76,564	62,162	150,130	124,732
Signature loan bad debt	5,438	4,397	15,484	13,187
Auto title loan bad debt	302	320	1,284	780

Net revenues	130,950	109,705	265,182	222,636

Operating expenses:
Operations	66,045	58,205	130,549	116,386
Administrative	15,733	13,483	41,871	25,780
Depreciation and amortization	4,466	3,573	8,645	6,929
(Gain) loss on sale / disposal of assets	(178)	356	(171)	567

Total operating expenses	86,066	75,617	180,894	149,662

Operating income	44,884	34,088	84,288	72,974

Interest income	(11)	(8)	(14)	(16)
Interest expense	300	395	600	760
Equity in net income of unconsolidated affiliates	(4,691)	(3,306)	(8,058)	(4,589)
Other	4	12	(57)	(3)

Income before income taxes	49,282	36,995	91,817	76,822
Income tax expense	17,444	13,222	32,550	27,342

Net income	$31,838	$23,773	$59,267	$49,480

Net income per common share:
Basic	$0.64	$0.49	$1.19	1.01

Diluted	$0.63	$0.48	$1.18	1.00

Weighted average shares outstanding:
Basic	49,924	48,987	49,810	48,853
Diluted	50,362	49,558	50,243	49,486
See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating Activities:
Net income	$59,267	$49,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,645	6,929
Signature loan and auto title loan loss provisions	6,863	4,530
Deferred taxes	1,167	992
(Gain) loss on sale or disposal of assets	(171)	567
Stock compensation	10,028	2,344
Income from investments in unconsolidated affiliates	(8,058)	(4,589)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	3,647	2,559
Inventory, net	830	2,153
Prepaid expenses, other current assets, and other assets, net	(2,174)	(4,264)
Accounts payable and accrued expenses	(5,648)	4,469
Customer layaway deposits	629	302
Deferred gains and other long-term liabilities	(156)	(525)
Excess tax benefit from stock compensation	(3,072)	(1,645)
Income taxes	(1,913)	(12,223)

Net cash provided by operating activities	69,884	51,079

Investing Activities:
Loans made	(292,544)	(243,563)
Loans repaid	203,672	169,503
Recovery of pawn loan principal through sale of forfeited collateral	104,547	89,013
Additions to property and equipment	(15,248)	(9,619)
Proceeds on disposal of assets	—	1,347
Acquisitions, net of cash acquired	(31,461)	(31)
Investments in unconsolidated affiliates	—	(50,932)
Dividends from unconsolidated affiliates	4,218	1,689

Net cash used in investing activities	(26,816)	(42,593)

Financing Activities:
Proceeds from exercise of stock options	205	1,294
Excess tax benefit from stock compensation	3,072	1,645
Debt issuance costs	—	3
Taxes paid related to net share settlement of equity awards	(7,409)	—
Payments on bank borrowings	(5,005)	(5,000)

Net cash used in financing activities	(9,137)	(2,058)

Change in cash and cash equivalents	33,931	6,428
Cash and cash equivalents at beginning of period	25,854	44,764

Cash and cash equivalents at end of period	$59,785	$51,192

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$102,145	$83,339
Foreign currency translation adjustment	$(8,708)	$(47)
Acquisition-related stock issuance	$—	$(31)
See accompanying notes to interim condensed consolidated financial statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
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
Our business is subject to seasonal variations and operating results for the three and six month periods ended March 31, 2011 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
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
Allowance for Losses on Signature Loan Credit Services: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees and late fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At March 31, 2011, the allowance for Expected LOC Losses on signature loans was $0.8 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $18.8 million. This amount includes principal, interest, insufficient funds fees and late fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
Bad Debt and Allowance for Losses on Auto Title Loan Credit Services: We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets. At March 31, 2011, the allowance was $0.2 million and our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $7.7 million.

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
Inventory: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market value, we record an allowance for excess, obsolete or slow-moving inventory based on the type and age of merchandise. At March 31, 2011, the inventory valuation allowance was $7.0 million or 9.1% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
Property and Equipment: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 7 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $121.4 million at March 31, 2011.
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
In the quarter ended March 31, 2011, we acquired five pawn stores located in Central and South Florida for approximately $17.8 million in cash. The stores were acquired from two separate sellers. One of the stores was acquired by purchasing all of the capital stock of the corporation that owned it, and the other four were acquired through asset purchases. We recorded approximately $2.8 million of net tangible assets, $0.1 million of intangible assets attributable to non-compete agreements and $14.9 million of goodwill, all of which was recorded in the U.S. Pawn Operations segment. Of the total goodwill, $10.0 million is expected to be fully tax deductible and $4.9 million is expected to be non-deductible. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include a greater presence in a prime pawn market and the ability to further leverage our expense structure through increased scale.
All stores were acquired as part of our continuing strategy to acquire domestic pawn stores to enhance and diversify our earnings. Transaction related expenses were not material and were expensed as incurred. The results of all acquired stores have been consolidated with our results since their acquisition. The purchase price allocation of stores acquired in the twelve months ended March 31, 2011 is preliminary as we continue to receive information regarding the acquired assets. Pro forma results of operations have not been presented because the acquisitions were not significant on either an individual or an aggregate basis.
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
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (A)	$31,838	$23,773	$59,267	$49,480

Weighted average outstanding shares of common stock (B)	49,924	48,987	49,810	48,853
Dilutive effect of stock options and restricted stock	438	571	433	633

Weighted average common stock and common stock equivalents (C)	50,362	49,558	50.243	49,486

Basic earnings per share (A/B)	$0.64	$0.49	$1.19	$1.01

Diluted earnings per share (A/C)	$0.63	$0.48	$1.18	$1.00

Potential common shares excluded from the calculation of diluted earnings per share	1	2	2	1

Note E: Strategic Investments and Fair Value of Financial Instruments
At March 31, 2011, we owned 16,644,640 common shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our year-to-date period ended March 31, 2011 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2010 to December 31, 2010.
In its functional currency of British pounds, Albemarle & Bond’s total assets increased 16% from December 31, 2009 to December 31, 2010 and its net income for the six months ended December 31, 2010 decreased 1% including the drag from new stores. Below is summarized financial information for Albemarle & Bond’s most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2010	2009
	(In thousands)
Current assets	$121,519	$104,537
Non-current assets	56,755	53,128

Total assets	$178,274	$157,665

Current liabilities	$25,801	$21,128
Non-current liabilities	53,497	48,025
Shareholders’ equity	98,976	88,512

Total liabilities and shareholders’ equity	$178,274	$157,665

	Six Months Ended December 31,
	2010	2009
	(in thousands)
Turnover (gross revenues)	$76,424	$64,572
Gross profit	46,745	43,054
Profit for the year (net income)	12,088	12,752
At March 31, 2011, we owned 124,418,000 shares, or approximately 33% of the total common shares of Cash Converters International Limited, which is a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. Cash Converters franchises and operates a worldwide network of over 600 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our year-to-date period ended March 31, 2011 represents our percentage interest in the results of Cash Converters’ operations from July 1, 2010 to December 31, 2010. Our results for the quarter ended March 31, 2010 reflect our share of Cash Converters’ 56 days of earnings from November 6, 2009 to December 31, 2009. This amount was estimated through daily proration of Cash Converters’ reported results for the six months ended December 31, 2009.

In its functional currency of Australian dollars, Cash Converters’ total assets increased 17% from December 31, 2009 to December 31, 2010 and its net income improved 42% for the six months ended December 31, 2010. Below is summarized financial information for Cash Converters’ most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2010	2009
	(In thousands)
Current assets	$104,408	$96,680
Non-current assets	109,336	64,212

Total assets	$213,744	$160,892

Current liabilities	$30,844	$19,251
Non-current liabilities	11,970	11,010
Shareholders’ equity	170,930	130,631

Total liabilities and shareholders’ equity	$213,744	$160,892

	Six Months Ended December 31,
	2010	2009
	(in thousands)
Gross revenues	$83,109	$51,609
Gross profit	62,037	38,315
Profit for the year (net income)	13,528	8,759
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

	March 31, 2011	March 31, 2010	September 30, 2010
		(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$44,784	$41,606	$43,127
Fair value	81,655	61,235	75,520

Cash Converters:
Recorded value	67,580	49,248	58,259
Fair value	102,610	57,714	70,005
Included in “Other Assets, net” on our balance sheets are available for sale securities with a fair value of $4.7 million at March 31, 2011, $3.8 million at March 31, 2010 and $4.9 million at September 30, 2010. This is considered to be a level one measurement of fair value as it is based on the ending market price for the securities at that date, as quoted on an active public securities exchange.
In March 2011, we announced plans to increase our ownership of Cash Converters’ outstanding shares from 33% to 53% for a total cost of approximately $70 million. Following the additional investment, we and Cash Converters plan to establish two joint ventures, under which we will roll out a suite of financial services products globally under the Cash Converters brand. The joint ventures are conditional upon the share purchase which, in turn, requires the approval of Cash Converters’ shareholders. We expect to close the transaction in our fiscal quarter ending September 30, 2011, at which point we will begin to consolidate Cash Converters’ results with ours and discontinue use of the equity method for our current investment in Cash Converters.

Note F: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates (in thousands):

	March 31, 2011	March 31, 2010	September 30, 2010
Pawn licenses	$8,836	$8,229	$8,836
Trade name	4,870	4,870	4,870
Goodwill	143,404	101,456	117,305

Total	$157,110	$114,555	$131,011

The following table presents the changes in the carrying value of goodwill, by segment, over the periods presented (in thousands):

	U.S. Pawn
	Operations	Empeño Fácil	EZMONEY Operations	Consolidated
Balance at September 30, 2010	$110,255	$7,050	$—	$117,305
Acquisitions	25,784	—	—	25,784
Effect of foreign currency translation changes	—	315	—	315

Balance at March 31, 2011	$136,039	$7,365	$—	$143,404

	U.S. Pawn
	Operations	Empeño Fácil	EZMONEY Operations	Consolidated
Balance at September 30, 2009	$94,192	$6,527	$—	$100,719
Post-closing purchase price allocation adjustments for prior year acquisitions	193	—	—	193
Effect of foreign currency translation changes	—	544	—	544

Balance at March 31, 2010	$94,385	$7,071	$—	$101,456

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates (in thousands):

	March 31, 2011		March 31, 2010		September 30, 2010
		Accumulated		Accumulated		Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization	Carrying Amount	Amortization
License application fees	$345	$(345)	$345	$(344)	$345	$(345)
Real estate finders’ fees	1,098	(442)	699	(382)	948	(401)
Non-compete agreements	3,313	(2,277)	2,666	(1,514)	3,081	(1,834)
Favorable lease	644	(264)	644	(158)	644	(219)
Other	63	(9)	39	(3)	48	(6)

Total	$5,463	$(3,337)	$4,393	$(2,401)	$5,066	$(2,805)

The amortization of most definite lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to Operations expense (rent expense) over the related lease terms. The following table presents the amount and classification of amortization recognized as expense in each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Amortization expense	$221	$156	$433	$282
Operations expense	25	34	48	66

Total expense from the amortization of definite-lived intangible assets	$246	$190	$481	$348

The following table presents our estimate of the amount and classification of amortization expense for definite-lived intangible assets for each of the five succeeding full fiscal years beginning October 1, 2010 (in thousands):

Fiscal Year	Amortization Expense	Operations Expense
2011	$813	$99
2012	662	84
2013	174	68
2014	89	54
2015	80	43
As acquisitions and dispositions occur in the future, amortization and operations expense may vary from these estimates.
Note G: Long-term Debt
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility, maturing December 31, 2011, that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan, maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At March 31, 2011, $20 million was outstanding under the term loan and bank letters of credit totaling $5 million were outstanding, leaving $75 million available on our revolving credit facility. The outstanding bank letters of credit secure our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at the Eurodollar rate plus 175 to 250 basis points or the bank’s base rate plus 0 to 50 basis points, depending on our leverage ratio computed at the end of each calendar quarter. Our rates are currently at the minimum of the range. On the unused amount of the revolving credit facility, we pay a commitment fee of 25 to 30 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2011. The payment of dividends and additional debt are restricted. The recorded value of our debt approximates its fair value as it is all variable rate debt and carries no pre-payment penalty.
Deferred financing costs of $0.3 million related to our credit agreement are included in Other assets, net in our March 31, 2011 balance sheet. These costs are being amortized to interest expense over their three-year estimated useful life.
Note H: Stock Compensation
Our net income includes the following compensation costs related to our stock compensation arrangements (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Gross compensation cost	$1,480	$1,288	$10,028	$2,344
Income tax benefits	(479)	(473)	(3,453)	(831)

Stock compensation cost, net of tax benefit	$1,001	$815	$6,575	$1,513

Included in the compensation cost for the six months ended March 31, 2011 is $7.3 million for the accelerated vesting of restricted stock upon the retirement of our former Chief Executive Officer on October 31, 2010, and a related $2.5 million income tax benefit. In the six months ended March 31, 2011, stock option exercises resulted in the issuance of 23,800 shares of our Class A Non-voting Common Stock for total proceeds of $0.2 million. All options and restricted stock relate to our Class A Non-voting Common Stock.

Note I: Income Taxes
The current quarter’s effective tax rate is 35.4% of pretax income compared to 35.7% for the prior year quarter. For the current year-to-date period, the effective tax rate is 35.5% compared to 35.6% in the prior year-to-date period. The decrease in effective tax rates is primarily due to an increase in both domestic tax credits and the foreign tax credit on overseas earnings, partially offset by the valuation allowance established for operating losses in our Canada operations during their start-up period.
Note J: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note K: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the fiscal quarter and year-to-date period ended March 31, 2011 was $34.0 million and $68.5 million. For the comparable 2010 periods, comprehensive income was $23.7 million and $49.5 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments and the unrealized gain or loss on available for sale securities. At March 31, 2011, the accumulated balance of net foreign currency and unrealized gain activity excluded from net income was $4.7 million, net of applicable tax of $1.9 million. The net $2.8 million is presented as “Accumulated other comprehensive income (loss)” in the balance sheet at March 31, 2011.
Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 403 U.S. pawn stores, offers signature loans in 29 pawn stores and six EZMONEY stores and offers auto title loans in 44 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 147 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 442 U.S. EZMONEY stores and 59 Canadian CASHMAX stores. The segment also offers auto title loans in 368 of its U.S. stores.

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information (in thousands):

	Three Months Ended March 31,
	U.S. Pawn Operations		Empeño Fácil		EZMONEY Operations
	2011	2010	2011	2010	2011	2010
Revenues:
Merchandise sales	$72,420	$63,049	$5,353	$3,259	$—	$—
Jewelry scrapping sales	44,058	34,414	3,644	1,762	293	52
Pawn service charges	43,073	36,256	3,696	2,050	—	—
Signature loan fees	407	434	—	—	34,696	31,208
Auto title loan fees	347	427	—	—	5,022	3,529
Other	142	144	25	—	78	—

Total revenues	160,447	134,724	12,718	7,071	40,089	34,789

Merchandise cost of goods sold	41,484	37,058	3,155	2,023	—	—
Jewelry scrapping cost of goods sold	28,687	21,483	3,077	1,574	161	24
Signature loan bad debt	93	101	—	—	5,345	4,296
Auto title loan bad debt	(20)	52	—	—	322	268

Net revenues	90,203	76,030	6,486	3,474	34,261	30,201

Operations expense	43,817	39,912	4,849	2,573	17,379	15,720

Store operating income	$46,386	$36,118	$1,637	$901	$16,882	$14,481

	Six Months Ended March 31,
	U.S. Pawn Operations		Empeño Fácil		EZMONEY Operations
	2011	2010	2011	2010	2011	2010
Revenues:
Merchandise sales	$138,725	$124,311	$10,928	$6,613	$—	$—
Jewelry scrapping sales	91,064	71,237	7,106	2,369	490	64
Pawn service charges	89,509	75,197	7,070	3,906	—	—
Signature loan fees	916	987	—	—	74,253	69,333
Auto title loan fees	740	902	—	—	10,873	6,156
Other	259	260	28	—	119	—

Total revenues	321,213	272,894	25,132	12,888	85,735	75,553

Merchandise cost of goods sold	79,681	73,964	6,269	4,381	—	—
Jewelry scrapping cost of goods sold	58,225	44,307	5,715	2,049	240	31
Signature loan bad debt	258	287	—	—	15,226	12,900
Auto title loan bad debt	41	122	—	—	1,243	658

Net revenues	183,008	154,214	13,148	6,458	69,026	61,964

Operations expense	87,013	80,111	9,127	4,737	34,409	31,538

Store operating income	$95,995	$74,103	$4,021	$1,721	$34,617	$30,426

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
U.S. Pawn Operations store operating income	$46,386	$36,118	$95,995	$74,103
Empeño Fácil store operating income	1,637	901	4,021	1,721
EZMONEY Operations store operating income	16,882	14,481	34,617	30,426

Consolidated store operating income	64,905	51,500	134,633	106,250
Administrative expenses	15,733	13,483	41,871	25,780
Depreciation and amortization	4,466	3,573	8,645	6,929
(Gain) loss on sale / disposal of assets	(178)	356	(171)	567
Interest income	(11)	(8)	(14)	(16)
Interest expense	300	395	600	760
Equity in net income of unconsolidated affiliates	(4,691)	(3,306)	(8,058)	(4,589)
Other	4	12	(57)	(3)

Consolidated income before income taxes	$49,282	$36,995	$91,817	$76,822

The following table presents separately identified segment assets (in thousands):

	U.S. Pawn	Empeño
	Operations	Fácil	EZMONEY Operations	Consolidated
Assets at March 31, 2011:
Pawn loans	$97,375	$9,150	$—	$106,525
Signature loans, net	405	—	9,521	9,926
Auto title loans, net	595	—	1,427	2,022
Service charges and fees receivable, net	18,815	1,355	5,832	26,002
Inventory, net	63,164	7,033	78	70,275
Goodwill	136,039	7,365	—	143,404

Total separately identified recorded segment assets	$316,393	$24,903	$16,858	$358,154

Brokered signature loans outstanding from unaffiliated lenders	$144	$—	$16,316	$16,460
Brokered auto title loans outstanding from unaffiliated lenders	$140	$—	$4,904	$5,044

Assets at March 31, 2010:
Pawn loans	$84,116	$4,924	$—	$89,040
Signature loans, net	371	—	6,916	7,287
Auto title loans, net	577	—	1,362	1,939
Service charges and fees receivable, net	15,885	679	5,246	21,810
Inventory, net	53,122	3,262	19	56,403
Goodwill	94,385	7,071	—	101,456

Total separately identified recorded segment assets	$248,456	$15,936	$13,543	$277,935

Brokered signature loans outstanding from unaffiliated lenders	$170	$—	$17,571	$17,741
Brokered auto title loans outstanding from unaffiliated lenders	$193	$—	$3,719	$3,912

Assets at September 30, 2010:
Pawn loans	$113,944	$7,257	$—	$121,201
Signature loans, net	456	—	10,319	10,775
Auto title loans, net	651	—	2,494	3,145
Service charges and fees receivable, net	20,830	1,053	7,177	29,060
Inventory, net	66,542	4,935	25	71,502

Goodwill	110,255	7,050	—	117,305

Total separately identified recorded segment assets	$312,678	$20,295	$20,015	$352,988

Brokered signature loans outstanding from unaffiliated lenders	$231	$—	$22,709	$22,940
Brokered auto title loans outstanding from unaffiliated lenders	$236	$—	$6,589	$6,825

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
Note M: Allowance for Losses and Credit Quality of Financing Receivables
We offer a variety of loan products and credit services to customers who do not have cash resources or access to credit to meet their short-term cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our receivables do not have a credit risk profile that can easily be measured by the normal credit quality indicators used by the financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted. For auto title loans, we additionally inspect the automobile, title and reference to market values of used automobiles.
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
The following table presents changes in the allowance for credit losses as well as the recorded investment in our financing receivables by portfolio segment for the periods presented (in thousands):

	Allowance				Allowance	Financing
	Balance at				Balance at	Receivable
	Beginning				End of	End of
Description	of Period	Charge-offs	Recoveries	Provision	Period	Period
Allowance for losses on signature loans:
Three-months ended March 31, 2011	$1,210	$(3,985)	$1,574	$2,311	$1,110	$11,036
Three-months ended March 31, 2010	789	(3,045)	1,490	1,269	503	7,790

Six-months ended March 31, 2011	$750	$(8,245)	$3,070	$5,535	$1,110	$11,036
Six-months ended March 31, 2010	532	(6,810)	2,934	3,847	503	7,790

Allowance for losses on auto title loans:
Three-months ended March 31, 2011	$1,316	$(3,437)	$2,857	$74	$810	$2,832
Three-months ended March 31, 2010	579	(1,745)	1,764	213	811	2,750

Six-months ended March 31, 2011	$1,137	$(6,882)	$5,572	$983	$810	$2,832
Six-months ended March 31, 2010	291	(3,296)	3,302	514	811	2,750
The provision presented in the table above includes only principal and excludes items such as NSF fees, late fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheet. Expected losses on credit services are accrued and reported in “Accounts payable and other accrued expenses” on our balance sheets.

Auto title loans are our only loans that remain as recorded investments when in delinquent/nonaccrual status. We consider an auto title loan past due if it has not been repaid or renewed by the maturity date. Based on experience, we establish a reserve on all auto title loans. On auto title loans more than 90 days past due, we reserve the percentage we estimate will not be recoverable through auction and reserve 100% of loans for which we have not yet repossessed the underlying collateral. No fees are accrued on any auto title loans more than 90 days past due.
The following table presents an aging analysis of past due financing receivables by portfolio segment for the periods presented (in thousands):

	Days Past Due
							Total	Recorded
					Total	Current	Financing	Investment > 90
	1-30	31-60	61-90	>90	Past Due	Receivable	Receivable	Days & Accruing
March 31, 2011
Auto title loans	$324	$272	$368	$493	$1,457	$1,375	$2,832	$—
Reserve	$82	$76	$151	$427	$736	$74	$810	$—
Reserve %	25%	28%	41%	87%	51%	5%	29%

March 31, 2010
Auto title loans	$332	$226	$180	$586	$1,324	$1,426	$2,750	$—
Reserve	$47	$88	$113	$524	$772	$39	$811	$—
Reserve %	14%	39%	63%	89%	58%	3%	29%

September 30, 2010
Auto title loans	$797	$552	$432	$532	$2,313	$1,970	$4,283	$—
Reserve	$188	$229	$256	$367	$1,040	$97	$1,137	$—
Reserve %	24%	41%	59%	69%	45%	5%	27%

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
Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended March 31, 2011 and 2010 (the current and prior year quarters):

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(in thousands)
Net revenues:
Sales	$125,768	$102,536	22.7%
Pawn service charges	46,769	38,306	22.1%
Signature loan fees	35,103	31,642	10.9%
Auto title loan fees	5,369	3,956	35.7%
Other	245	144	70.1%

Total revenues	213,254	176,584	20.8%

Cost of goods sold	76,564	62,162	23.2%
Signature loan bad debt	5,438	4,397	23.7%
Auto title loan bad debt	302	320	(5.6)%

Net revenues	$130,950	$109,705	19.4%

Net income	$31,838	$23,773	33.9%

Six Months Ended March 31, 2011 vs. Six Months Ended March 31, 2010
The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2011 and 2010 (the current and prior year-to-date periods):

	Six Months Ended March 31,		Percentage
	2011	2010	Change
	(in thousands)
Net revenues:
Sales	$248,313	$204,594	21.4%
Pawn service charges	96,579	79,103	22.1%
Signature loan fees	75,169	70,320	6.9%
Auto title loan fees	11,613	7,058	64.5%
Other	406	260	56.2%

Total revenues	432,080	361,335	19.6%

Cost of goods sold	150,130	124,732	20.4%
Signature loan bad debt	15,484	13,187	17.4%
Auto title loan bad debt	1,284	780	64.6%

Net revenues	$265,182	$222,636	19.1%

Net income	$59,267	$49,480	19.8%

Beginning in the current quarter, we reclassified fees from our Product Protection Plan and Jewelry VIP Program as well as layaway fees from “Other revenue” to “Sales” on the basis that fees from these products are incidental to sales of merchandise. Prior year figures have been reclassified to conform to this presentation and margins have been recalculated accordingly throughout management’s discussion and analysis.

Overview
We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans.
At March 31, 2011, we operated a total of 1,057 locations, consisting of 403 U.S. pawn stores (operating as EZPAWN or Value Pawn), 147 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 448 U.S. short-term consumer loan stores (operating primarily as EZMONEY) and 59 short-term consumer loan stores in Canada (operating as CASHMAX). We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 140 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 600 locations that provide financial services and buy and sell second-hand goods.
We manage our business as three segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 442 stores in the United States and 59 stores in Canada. The following tables present store data and products offered in each segment:

	Three Months Ended March 31, 2011
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	402	132	498	1,032
New openings	2	15	5	22
Acquired	5	—	—	5
Sold, combined, or closed	—	—	(2)	(2)

End of period	409	147	501	1,057

Average number of stores during the period	407	139	499	1,044

	Six Months Ended March 31, 2011
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	396	115	495	1,006
New openings	5	32	10	47
Acquired	9	—	—	9
Sold, combined, or closed	(1)	—	(4)	(5)

End of period	409	147	501	1,057

Average number of stores during the period	402	132	497	1,031

Composition of ending stores:
Pawn	403	147	—	550
Short-term consumer loan stores	6	—	501	507

Total stores in operation	409	147	501	1,057

Stores offering payday loans (a)	35	—	432	467
Stores offering installment loans (a)	—	—	415	415
Stores offering auto title loans (a)	44	—	368	412

	Three Months Ended March 31, 2010
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	376	70	474	920
New openings	1	9	12	22
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(10)	(10)

End of period	377	79	476	932

Average number of stores during the period	377	74	474	925

	Six Months Ended March 31, 2010
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	375	62	473	910
New openings	2	17	18	37
Acquired	—	—	—	—
Sold, combined, or closed	—	—	(15)	(15)

End of period	377	79	476	932

Average number of stores during the period	376	70	473	919

Composition of ending stores:
Pawn	371	79	—	450
Short-term consumer loan stores	6	—	476	482

Total stores in operation	377	79	476	932

Stores offering payday loans (a)	60	—	476	536
Stores offering installment loans (a)	—	—	197	197
Stores offering auto title loans (a)	54	—	391	445

(a)	Including credit services
Pawn Activities
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $80 and $120 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically equate to between $50 and $75 U.S. dollars.
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
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 9.1% of gross inventory at March 31, 2011 compared to 8.8% at March 31, 2010 and 7.4% at September 30, 2010. Changes in the valuation allowance are charged to merchandise cost of goods sold.
Signature Loans and Auto Title Loan Activities
At March 31, 2011, 289 of our U.S. short-term consumer loan stores and 25 of our U.S. pawn stores offered credit services to customers seeking short-term consumer signature loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $520. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 21.75% of the loan amount for our credit services offered in connection with payday loans. In 289 of the U.S. short-term consumer loan stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans offered in connection with our credit services typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,075. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At March 31, 2011, payday loans comprised 94% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 6%.
We earn signature loan fee revenue on our payday loans. In four U.S. pawn stores, 90 U.S. short-term consumer loan stores and 59 Canadian short-term consumer loan stores, we make payday loans subject to state or provincial law. The average payday loan amount is approximately $435 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.
In 126 of our U.S. short-term consumer loan stores, we make installment loans subject to state law. Outside Colorado and Wisconsin, these installment loans typically carry a term of five months, with ten equal installment payments due on customers’ paydays. On those loans, we typically charge a fee of 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. In August 2010, we stopped offering payday loans in Colorado following a legislative change and instead began offering six-month installment loans with a 45% annual interest rate plus certain finance charges and maintenance fees. In January 2011, we stopped offering payday loans in Wisconsin following a legislative change but continue to offer installment loans that carry terms of four to seven months. On those loans, we typically charge a fee of 12.5% — 31.25% of the initial loan amount with each monthly, semi-monthly or bi-weekly installment payment. Installment loan principal amounts range from $100 to $3,000, but average approximately $530.
At March 31, 2011, 368 of our U.S. short-term consumer loan stores and 44 of our U.S. pawn stores offered auto title loans or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $9,000, but average about $815. We earn a fee of 12.5% to 25% of auto title loan amounts.
In fiscal 2010, legislation adversely affecting our business was enacted in Colorado and Wisconsin. The Colorado law, which became effective in August 2010, essentially eliminated the traditional short-term payday loan product by requiring that payday loans have a minimum term of six months and changed the allowed fees. The Wisconsin law, which became effective January 1, 2011, limits the availability of payday loans and prohibits auto title loans. Although we closed or consolidated several short-term consumer loan stores in those states, we continue to operate the remaining stores with new or modified products that fit within the new regulatory frameworks and continue to evaluate the feasibility of additional product offerings to enhance our business in those stores. If we are unable to continue to operate profitably under the new laws in either or both of these states, we may decide to close or consolidate additional stores.
Acquisitions
In the fiscal year ended September 30, 2010, we acquired sixteen pawn stores located in the Chicago metropolitan area, Central and South Florida, Corpus Christi, Texas and Las Vegas, Nevada for approximately $21.8 million in cash. In the quarter ended December 31, 2010 we acquired three pawn stores located in the Chicago metropolitan area and one located in Marietta, Georgia for approximately $13.7 million in cash. In the current quarter, we acquired five pawn stores located in Central and South Florida for approximately $17.8 million in cash. All stores were acquired as part of our continuing strategy to acquire domestic pawn stores to enhance and diversify our earnings. The results of all acquired stores have been consolidated with our results since their acquisition.
In March 2011, we announced plans to increase our ownership of Cash Converters’ outstanding shares from 33% to 53% for a total cost of approximately $70 million. Following the additional investment, we and Cash Converters plan to establish two joint ventures, under which we will roll out a suite of financial services products globally under the Cash Converters brand. The joint ventures are conditional upon the share purchase which, in turn, requires the approval of Cash Converters’ shareholders. We expect to close the transaction in our fiscal quarter ending September 30, 2011, at which point we will begin to consolidate Cash Converters’ results with ours and discontinue use of the equity method for our current investment in Cash Converters.

Other
Included in the current year-to-date period results is a pre-tax administrative expense charge of $10.9 million related to the October 2010 retirement of our former Chief Executive Officer, including $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. The current year-to-date period income tax expense reflects a $3.8 million tax benefit related to this charge.
Results of Operations
Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010
The following discussion compares our results of operations for the quarter ended March 31, 2011 to the quarter ended March 31, 2010. It should be read with the accompanying financial statements and related notes.
In the current quarter, consolidated total revenues increased 21%, or $36.7 million to $213.3 million, compared to the prior year quarter. Same store total revenues increased 12%, with the remainder of the increase coming from new and acquired stores. The overall increase in total consolidated revenues was comprised primarily of a $23.2 million increase in merchandise and jewelry scrapping sales, an $8.5 million increase in pawn service charges, a $3.5 million increase in signature loan fees, and a $1.4 million increase in auto title loan fees.
In the current quarter, the U.S. Pawn Operations segment contributed $10.3 million greater store operating income compared to the prior year quarter, primarily as the result of a $7.4 million increase in gross profit on merchandise and jewelry scrapping sales and a $6.8 million increase in pawn service charges, partially offset by higher operating costs. The Empeño Fácil segment contributed $0.7 million greater store operating income compared to the prior year quarter, primarily as the result of a $1.6 million increase in pawn service charges and a $1.3 million increase in gross profit on merchandise and jewelry scrapping sales, partially offset by higher operating expenses at new stores. Our EZMONEY Operations segment contributed $2.4 million greater store operating income, primarily from installment and auto title loans, partially offset by an increase in bad debt as a percent of fees and higher operating expenses at new stores. After a $2.2 million increase in administrative expenses, a $0.9 million increase in depreciation and amortization and a $0.5 million improved gain on disposal of assets, consolidated operating income improved $10.8 million to $44.9 million. After a $1.4 million increase in our equity in the net income of unconsolidated affiliates and a $4.2 million increase in income taxes and other smaller items, our consolidated net income improved 34% to $31.8 million from $23.8 million in the prior year quarter.

U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Merchandise sales	$72,420	$63,049
Jewelry scrapping sales	44,058	34,414
Pawn service charges	43,073	36,256
Signature loan fees	407	434
Auto title loan fees	347	427
Other	142	144

Total revenues	160,447	134,724

Merchandise cost of goods sold	41,484	37,058
Jewelry scrapping cost of goods sold	28,687	21,483
Signature loan bad debt	93	101
Auto title loan bad debt	(20)	52

Net revenues	90,203	76,030

Operations expense	43,817	39,912

Store operating income	$46,386	$36,118

Other data:
Gross margin on merchandise sales	42.7%	41.2%
Gross margin on jewelry scrapping sales	34.9%	37.6%
Gross margin on total sales	39.8%	39.9%
Average pawn loan balance per pawn store at quarter-end	$242	$227
Average yield on pawn loan portfolio (a)	163%	163%
Pawn loan redemption rate	83%	83%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. Pawn Operations segment total revenues increased $25.7 million, or 19% from the prior year quarter to $160.4 million. Same store total revenues increased $14.8 million, or 11%, and new and acquired stores net of closed stores contributed $10.9 million. The overall increase in total revenues was comprised primarily of a $19.0 million increase in merchandise and jewelry scrapping sales and a $6.8 million increase in pawn service charges.
Our current quarter U.S. pawn service charge revenues increased $6.8 million, or 19% from the prior year quarter to $43.1 million. Same store pawn service charges increased $4.4 million, or 12% due primarily to a higher average pawn loan balance, while new and acquired stores net of closed stores contributed $2.4 million. Inventory purchases from customers represent 31% of total inventory additions, excluding acquisitions, in the current and prior year quarters.
The current quarter’s merchandise sales gross profit increased $4.9 million, or 19% from the prior year quarter to $30.9 million. This was due to a $4.7 million, or 8% increase in same store sales, a $4.7 million increase in sales from new and acquired stores net of closed stores and a 1.5 percentage point improvement in gross margins to 42.7%.
The current quarter’s gross profit on jewelry scrapping sales increased $2.4 million, or 19% from the prior year quarter to $15.4 million. Jewelry scrapping revenues increased $9.6 million, or 28% due to an 18% increase in proceeds realized per gram of jewelry scrapped and a 7% increase in volume. The current quarter’s jewelry scrapping sales include the sale of approximately $0.7 million of loose diamonds removed from scrapped jewelry with nominal loose diamond sales in the prior year quarter. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $7.2 million, or 34%. Gross margins on gold scrapping decreased 2.7 percentage points to 34.9% due to our more aggressive buying and lending programs designed to be competitive and maximize overall income including pawn service charges.

Operations expense increased to $43.8 million (49% of net revenues) in the current quarter from $39.9 million (52% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to higher operating costs at new and acquired stores and higher incentive compensation and related taxes. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current quarter, the $14.2 million greater net revenues from U.S. pawn activities, partially offset by the $3.9 million higher operations expense and other smaller items resulted in a $10.3 million overall increase in store operating income from the U.S. Pawn Operations segment. The segment comprised 71% of consolidated store operating income in the current quarter compared to 70% in the prior year quarter.
Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Three Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Pesos in thousands)
Merchandise sales	$5,353	$3,259	$64,692	$41,696
Jewelry scrapping sales	3,644	1,762	44,020	22,530
Pawn service charges	3,696	2,050	44,644	26,233
Other	25	—	296	—

Total revenues	12,718	7,071	153,652	90,459
Merchandise cost of goods sold	3,155	2,023	38,122	25,862
Jewelry scrapping cost of goods sold	3,077	1,574	37,168	20,126

Net revenues	6,486	3,474	78,362	44,471
Operations expense	4,849	2,573	58,582	32,894

Store operating income	$1,637	$901	$19,780	$11,577

Other data:
Gross margin on merchandise sales	41.1%	37.9%	41.1%	37.9%
Gross margin on jewelry scrapping sales	15.6%	10.7%	15.6%	10.7%
Gross margin on total sales	30.7%	28.4%	30.7%	28.4%
Average pawn loan balance per pawn store at quarter end	$62	$62	$742	$777
Average yield on pawn loan portfolio (a)	186%	177%	186%	177%
Pawn loan redemption rate	73%	74%	73%	74%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current quarter results from Mexican pesos to U.S. dollars was 6% stronger than in the prior year quarter, affecting all revenue and expense items. Store operating income improved 82% in the current quarter in dollars and 71% in peso terms. The 87% increase in net revenues was partially offset by higher operating costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 46% of the stores open at March 31, 2011 had been open less than a year. We opened 15 new stores in the current quarter, one of which is an Empeñe su Oro jewelry-only pawn store. Our jewelry-only stores are much smaller and require less staff than our typical pawn stores, but also carry smaller average loan balances per store and immediately sell for scrap any forfeited loan collateral.
Empeño Fácil’s total revenues increased $5.6 million, or 80% in the current quarter to $12.7 million. Same store total revenues increased $1.6 million or 23%, and new stores contributed $4.0 million. The overall increase in total revenues was comprised of a $4.0 million increase in merchandise and jewelry scrapping sales and a $1.6 million improvement in pawn service charges.

Empeño Fácil’s pawn service charge revenues increased $1.6 million, or 80% in the current quarter to $3.7 million. Same store pawn service charges increased approximately $0.7 million, or 37% and new stores contributed $0.9 million. The same store increase was due to an increase in average loan balance during the quarter, coupled with an improvement in the average pawn loan yield. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a slightly lower loan redemption rate.
The current quarter’s merchandise gross profit increased $1.0 million from the prior year quarter to $2.2 million. This was due to a $0.7 million, or 22% same store sales increase and $1.4 million in sales from new stores, combined with a 3.2 percentage point improvement in gross margins to 41.1%. The prior year cost of goods sold was slightly higher than normally expected due to promotions to liquidate aged and damaged inventory.
The current quarter’s gross profit on jewelry scrapping sales increased $0.4 million from the prior year quarter to $0.6 million. Jewelry scrapping revenues increased $1.9 million due to an increase in volume and the sales proceeds per gram. Margins improved 4.9 percentage points to 15.6%. The significant volume increase is due primarily to new store openings and the continuing maturation of stores opened in the prior year. Increased purchases from customers in our jewelry-only pawn stores contributed to the margin improvement.
Operations expense increased to $4.9 million (75% of net revenues) in the current quarter from $2.6 million (74% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to new stores. We expect percentage improvements in future periods as we continue to build a larger base of maturing stores to support our new store growth.
In the current quarter, the $3.0 million greater net revenues were partially offset by the $2.3 million higher operations expense, resulting in a $0.7 million increase in store operating income from the Empeño Fácil segment. Empeño Fácil comprised 3% of consolidated store operating income in the current quarter compared to 2% in the prior year quarter.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Signature loan fees	$34,696	$31,208
Auto title loan fees	5,022	3,529
Jewelry scrapping sales	293	52
Other revenues	78	—

Total revenues	40,089	34,789

Signature loan bad debt	5,345	4,296
Auto title loan bad debt	322	268
Jewelry scrapping cost of goods sold	161	24

Net revenues	34,261	30,201

Operations expense	17,379	15,720

Store operating income	$16,882	$14,481

Other data:
Signature loan bad debt as a percent of signature loan fees	15.4%	13.8%
Auto title loan bad debt as a percent of auto title loan fees	6.4%	7.6%
Average signature loan balance per store offering signature loans at quarter end (a)	$52	$51
Average auto title loan balance per store offering title loans at quarter end (b)	$17	$13

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $5.3 million, or 15% to $40.1 million, compared to the prior year quarter. This was due to a $4.3 million, or 13% increase in same store total revenues and $1.0 million of total revenues at new stores net of closed or consolidated stores. The overall increase in total revenues was comprised primarily of a $1.5 million increase in auto title loan revenues and a $3.5 million increase in signature loan fees, which includes both installment loans and payday loans. In August 2010 and January 2011, we introduced installment loans in Colorado and Wisconsin, respectively, as a replacement product for payday loans. This contributed to the migration of some customers from payday loans to installment loans.
In the quarter, we opened five stores and closed two stores in Canada bringing our total there to 59. At March 31, 2010, we had 20 Canadian stores.
The segment’s signature loan net revenues increased $2.5 million, or 9% to $29.4 million, compared to the prior year quarter. The increase resulted from the growth in installment loans as the product continues to mature and following its introduction in Colorado and Wisconsin, partially offset by a 1.6 percentage point increase in bad debt to 15.4% of fees. Same store signature loan fees increased 9% compared to the prior year quarter.
The segment’s net revenues from auto title loans increased to $4.7 million in the current quarter, compared to $3.3 million in the prior year quarter, as the product continues to mature. Same store auto title loan fees increased 44%, partially offset by the regulatory elimination of auto title loans in Wisconsin beginning January 1, 2011. Bad debt decreased to 6.4% of related fees from 7.6% in the prior year quarter, mainly due to some operational improvements at our collections center. We expect continued growth in the contribution from auto title loans as the product continues to reach maturity in the EZMONEY stores offering the product. We now offer auto title loans in 368 EZMONEY stores.
The EZMONEY segment began buying and scrapping gold jewelry in the prior year with very little volume. The segment generated $0.1 million of jewelry scrapping gross profit in the current quarter, with a 45% gross margin.
Operations expense increased to $17.4 million (51% of net revenues) from $15.7 million (52% of net revenues) in the prior year quarter. The improvement as a percent of net revenues was due to the growth in contribution from auto title and installment loan products, with minimal increases in costs at existing stores.
In the current quarter, the $2.5 million increase in net revenues from signature loans, the $1.4 million increase in net revenues from auto title loans, and the $0.2 million increase in scrap sales gross profit and other revenues were partially offset by a $1.7 million greater operations expense, resulting in a $2.4 million, or 17% increase in the segment’s store operating income. The EZMONEY Operations segment comprised 26% of consolidated store operating income in the current quarter compared to 28% in the prior year quarter.
Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Consolidated store operating income	$64,905	$51,500
Administrative expenses	15,733	13,483
Depreciation and amortization	4,466	3,573
(Gain) loss on sale / disposal of assets	(178)	356
Interest income	(11)	(8)
Interest expense	300	395
Equity in net income of unconsolidated affiliates	(4,691)	(3,306)
Other	4	12

Consolidated income before income taxes	49,282	36,995
Income tax expense	17,444	13,222

Net income	$31,838	$23,773

Administrative expenses increased $2.2 million in the current quarter, but remained unchanged at 12% of net revenues. The dollar increase is primarily due to a $0.7 million increase in professional fees including acquisition-related services, a $0.4 million increase in administrative labor and benefits and a $0.9 million increase in other expenses.
Depreciation and amortization expense was $4.5 million in the current quarter, compared to $3.6 million in the prior year quarter. Depreciation on assets placed in service, primarily at new and acquired stores, was partially offset by assets that were retired or became fully depreciated during the period.
In the current quarter, we recognized a $0.2 million gain on disposal of assets as insurance proceeds received for assets destroyed exceeded the net book value of those assets, most of which were replaced. In the prior year quarter we recognized a $0.4 million loss on store closures or consolidations.
Our $0.3 million net interest expense in the current quarter and $0.4 million in the prior year quarter represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit. The only debt outstanding at the end of each period was our term debt, the terms of which require $2.5 million quarterly principal repayments.

Our equity in the net income of Albemarle & Bond decreased $0.6 million, or 23% in the current quarter to $1.9 million as a result of Albemarle & Bond’s slightly lower earnings and a weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We acquired additional shares on May 20, 2010 which increased our ownership level to almost 33%. In the current quarter our equity in the net income of Cash Converters was $2.8 million compared to $0.8 million in the prior year quarter. As we account for our earnings from Cash Converters on a 3-month lag, the prior year quarter included our pro rata share of their results of operations for the 56-day period from our November 6, 2009 initial investment date to the December 31, 2009 end of Cash Converters’ period.
The current quarter income tax expense was $17.4 million (35.4% of pretax income) compared to $13.2 million (35.7% of pretax income) for the prior year quarter. The decrease in effective tax rates is primarily due to an increase in both domestic employment tax credits and the foreign tax credit on overseas earnings, partially offset by the valuation allowance established for operating losses in our Canada operations during their start-up period.
Consolidated operating income for the current quarter improved $10.8 million over the prior year quarter to $44.9 million. Contributing to this were the $10.3 million, $0.7 million and $2.4 million increases in store operating income in our U.S. Pawn, Empeño Fácil and EZMONEY segments and the $0.5 million improvement in gain/loss on disposal of assets. Partially offsetting these was the $2.2 million increase in other administrative expenses and the $0.9 million increase in depreciation and amortization. After a $1.4 million increase in our equity in the net income of unconsolidated affiliates, a $4.2 million increase in income taxes and other smaller items, net income improved 34% to $31.9 million from $23.8 million in the prior year quarter.

Six Months Ended March 31, 2011 vs. Six Months Ended March 31, 2010
The following discussion compares our results of operations for the six months ended March 31, 2011 to the six months ended March 31, 2010. It should be read with the accompanying financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Six Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Merchandise sales	$138,725	$124,311
Jewelry scrapping sales	91,064	71,237
Pawn service charges	89,509	75,197
Signature loan fees	916	987
Auto title loan fees	740	902
Other	259	260

Total revenues	321,213	272,894

Merchandise cost of goods sold	79,681	73,964
Jewelry scrapping cost of goods sold	58,225	44,307
Signature loan bad debt	258	287
Auto title loan bad debt	41	122

Net revenues	183,008	154,214

Operations expense	87,013	80,111

Store operating income	$95,995	$74,103

Other data:
Gross margin on merchandise sales	42.6%	40.5%
Gross margin on jewelry scrapping sales	36.1%	37.8%
Gross margin on total sales	40.0%	39.5%
Average pawn loan balance per pawn store at period end	$242	$227
Average yield on pawn loan portfolio (a)	163%	162%
Pawn loan redemption rate	82%	81%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. Pawn Operations segment total revenues increased $48.3 million, or 18% from the prior year-to-date period to $321.2 million. Same store total revenues increased $30.6 million, or 11%, and new and acquired stores net of closed stores contributed $17.7 million. The overall increase in total revenues was comprised primarily of a $34.2 million increase in merchandise and jewelry scrapping sales and a $14.3 million increase in pawn service charges.
Our current year-to-date period U.S. pawn service charge revenues increased $14.3 million, or 19% from the prior year-to-date period to $89.5 million. Same store pawn service charges increased $10.2 million, or 14%, while new and acquired stores net of closed stores contributed $4.1 million. The same store improvement was due to a higher average pawn loan balance coupled with a slightly higher yield. Inventory purchases from customers represent 31% of total inventory additions, excluding acquisitions, compared to 29% of total inventory additions in the prior year-to-date period.
The current year-to-date period’s merchandise sales gross profit increased $8.7 million, or 17% from the prior year-to-date period to $59.0 million. This was due to a $7.2 million, or 6% increase in same store sales, a $7.2 million increase in sales from new and acquired stores net of closed stores and a 2.1 percentage point improvement in gross margins to 42.6%.

The current year-to-date period’s gross profit on jewelry scrapping sales increased $5.9 million, or 22% from the prior year-to-date period to $32.8 million. Jewelry scrapping revenues increased $19.8 million, or 28% due to a 24% increase in proceeds realized per gram of jewelry scrapped and a 2% increase in volume. Jewelry scrapping sales include the sale of approximately $1.4 million in the current year-to-date period and $0.4 million in the prior year-to-date period of loose diamonds removed from scrapped jewelry. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $13.9 million, or 31%. Gross margins on gold scrapping decreased 1.7 percentage points to 36.1% due to our more aggressive buying and lending programs designed to be competitive and maximize overall income including pawn service charges.
Operations expense increased to $87.0 million (48% of net revenues) in the current year-to-date period from $80.1 million (52% of net revenues) in the prior year-to-date period. The dollar increase in expense was primarily due to higher operating costs at new and acquired stores and higher incentive compensation and related taxes. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current year-to-date period, the $28.9 million greater net revenues from U.S. pawn activities, the $6.9 million higher operations expense and other smaller items resulted in a $21.9 million overall increase in store operating income from the U.S. Pawn Operations segment. The segment comprised 71% of consolidated store operating income compared to 70% in the prior year-to-date period.
Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Six Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Pesos in thousands)
Merchandise sales	$10,928	$6,613	$133,770	$85,385
Jewelry scrapping sales	7,106	2,369	86,912	30,442
Pawn service charges	7,070	3,906	86,449	50,512
Other	28	—	337	—

Total revenues	25,132	12,888	307,468	166,339
Merchandise cost of goods sold	6,269	4,381	76,710	56,543
Jewelry scrapping cost of goods sold	5,715	2,049	69,850	26,311

Net revenues	13,148	6,458	160,908	83,485
Operations expense	9,127	4,737	111,573	61,177

Store operating income	$4,021	$1,721	$49,335	$22,308

Other data:
Gross margin on merchandise sales	42.6%	33.8%	42.6%	33.8%
Gross margin on jewelry scrapping sales	19.6%	13.5%	19.6%	13.5%
Gross margin on total sales	33.5%	28.4%	33.5%	28.4%
Average pawn loan balance per pawn store at period end	$62	$62	$742	$777
Average yield on pawn loan portfolio (a)	182%	179%	182%	179%
Pawn loan redemption rate	73%	77%	73%	77%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current year-to-date period results from Mexican pesos to U.S. dollars was 6% stronger than in the prior year-to-date period, affecting all revenue and expense items. Store operating income improved 134% in the current year-to-date period in dollars and 121% in peso terms. The 104% increase in net revenues was further improved by greater scale at same stores. Approximately 46% of the stores open at March 31, 2011 had been open less than a year. We opened 32 new stores in the current year-to-date period, six of which are Empeñe su Oro jewelry-only pawn stores. These jewelry-only stores are much smaller and require less staff than our typical pawn stores, but also carry smaller average loan balances per store and immediately sell for scrap any forfeited loan collateral.
Empeño Fácil’s total revenues increased $12.2 million, or 95% in the current year-to-date period to $25.1 million. Same store total revenues increased $4.9 million, or 38% and new stores contributed $7.3 million. The overall increase in total revenues was comprised of a $9.0 million increase in merchandise and jewelry scrapping sales and a $3.2 million improvement in pawn service charges.
Empeño Fácil’s pawn service charge revenues increased $3.2 million, or 81% in the current year-to-date period to $7.1 million. Same store pawn service charges increased approximately $1.7 million, or 42% and new stores contributed $1.5 million. The same store increase was due to an increase in average loan balance during the year-to-date period, coupled with a slight improvement in the average pawn loan yield. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.
Merchandise gross profit increased $2.4 million from the prior year-to-date period to $4.7 million. This was due to a $1.8 million, or 27% same store sales increase and $2.5 million in sales from new stores, combined with an 8.8 percentage point improvement in gross margins to 42.6%. The prior year cost of goods sold was unusually high due to promotions to liquidate aged and damaged inventory in that period.
The gross profit on jewelry scrapping sales increased $1.1 million from the prior year-to-date period to $1.4 million. Jewelry scrapping revenues increased $4.7 million due to an increase in volume and the sales proceeds per gram. Margins improved 6.1 percentage points to 19.6%. The significant volume increase is due primarily to new store openings and the continuing maturation of stores opened in the prior year. Increased purchases from customers in our jewelry-only pawn stores contributed to the margin improvement.
Operations expense increased to $9.1 million (69% of net revenues) from $4.7 million (73% of net revenues) in the prior year-to-date period. The dollar increase in expense was primarily due to new stores. The improvement as a percent of net revenues is primarily from greater scale at same stores as they mature. We expect further percentage improvements in future periods as we continue to build a larger base of maturing stores to support our new store growth.
In the current year-to-date period, the $6.7 million greater net revenues were partially offset by the $4.4 million higher operations expense, resulting in a $2.3 million increase in store operating income from the Empeño Fácil segment. Empeño Fácil comprised 3% of consolidated store operating income compared to 2% in the prior year-to-date period.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Six Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Signature loan fees	$74,253	$69,333
Auto title loan fees	10,873	6,156
Jewelry scrapping sales	490	64
Other revenues	119	—

Total revenues	85,735	75,553

Signature loan bad debt	15,226	12,900
Auto title loan bad debt	1,243	658
Jewelry scrapping cost of goods sold	240	31

Net revenues	69,026	61,964

Operations expense	34,409	31,538

Store operating income	$34,617	$30,426

Other data:
Signature loan bad debt as a percent of signature loan fees	20.5%	18.6%
Auto title loan bad debt as a percent of auto title loan fees	11.4%	10.7%
Average signature loan balance per store offering signature loans at quarter end (a)	$52	$51
Average auto title loan balance per store offering title loans at quarter end (b)	$17	$13

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $10.2 million, or 13% to $85.7 million, compared to the prior year-to-date period. This was due to an $8.5 million, or 11% increase in same store total revenues and $1.7 million of total revenues at new stores net of closed or consolidated stores. The overall increase in total revenues was comprised primarily of a $4.9 million increase in signature loan revenues, including both installment loans and payday loans, and a $4.7 million increase in auto title loan fees. In August 2010 and January 2011, we introduced installment loans in Colorado and Wisconsin, respectively, as a replacement product for payday loans. This contributed to the migration of some customers from payday loans to installment loans.
In the current year-to-date period, we opened ten stores in Canada and closed two stores, bringing our total there to 59. At March 31, 2010, we had 20 Canadian stores.
The segment’s signature loan net revenues increased $2.6 million, or 5%, to $59.0 million, compared to the prior year-to-date period. The increase resulted from the growth in installment loans as the product continues to mature and following its introduction in Colorado and Wisconsin, partially offset by a 1.9 percentage point increase in bad debt to 20.5% of fees. Same store signature loan fees increased 5% compared to the prior year-to-date period.
The segment’s net revenues from auto title loans increased to $9.6 million in the current year-to-date period, compared to $5.5 million in the prior year-to-date period, as the product continues to mature. Same store auto title loan fees increased 80%, partially offset by the regulatory elimination of auto title loans in Wisconsin beginning January 1, 2011. Bad debt increased to 11.4% of related fees from 10.7% in the prior year-to-date period, as we accepted slightly higher risk to drive revenue and overall earnings growth. We expect continued growth in the contribution from auto title loans as the product continues to reach maturity in the EZMONEY stores offering the product. We now offer auto title loans in 368 EZMONEY stores.
The EZMONEY segment began buying and scrapping gold jewelry in the prior year-to-date period with very little volume. The segment generated $0.3 million of jewelry scrapping gross profit in the current year-to-date period, with a 51% gross margin.
Operations expense increased to $34.4 million (50% of net revenues) from $31.5 million (51% of net revenues) in the prior year-to-date period. The improvement as a percent of net revenues was due to the growth in contribution from auto title and installment loan products, with minimal increases in costs at existing stores.
In the current year-to-date period, the $4.1 million increase in net revenues from auto title loans, the $2.6 million increase in net revenues from signature loans, and the $0.3 million increase in jewelry scrapping gross profit and other revenue were partially offset by a $2.9 million greater operations expense, resulting in a $4.2 million, or 14% increase in the segment’s store operating income. The EZMONEY Operations segment comprised 26% of consolidated store operating income compared to 28% in the prior year-to-date period.
Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Consolidated store operating income	$134,633	$106,250
Administrative expenses	41,871	25,780
Depreciation and amortization	8,645	6,929
(Gain) loss on sale / disposal of assets	(171)	567
Interest income	(14)	(16)
Interest expense	600	760
Equity in net income of unconsolidated affiliates	(8,058)	(4,589)
Other	(57)	(3)

Consolidated income before income taxes	91,817	76,822
Income tax expense	32,550	27,342

Net income	$59,267	$49,480

Administrative expenses in the current year-to-date period were $41.9 million (16% of net revenues) compared to $25.8 million (12% of net revenues) in the prior year-to-date period. This increase is primarily due to a pre-tax charge of $10.9 million related to the retirement of our former Chief Executive Officer. This charge included $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. Excluding this charge, administrative expense increased $5.2 million over the prior year-to-date period but remained unchanged at 12% of net revenues in the current year-to-date period.
Depreciation and amortization expense was $8.6 million in the current year-to-date period, compared to $6.9 million in the prior year-to-date period. Depreciation on assets placed in service, primarily at new and acquired stores, was partially offset by assets that were retired or became fully depreciated during the period.
In the current year-to-date period, we recorded a $0.2 million gain on disposal of assets as insurance proceeds received for assets destroyed exceeded the net book value of those assets, most of which were replaced. In the prior year-to-date period we recognized a $0.6 million loss on store closures or consolidations.

Our $0.6 million net interest expense in the current year-to-date period and $0.7 million in the prior year-to-date period represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit. The only debt outstanding at the end of each period was our term debt, the terms of which require $2.5 million quarterly principal repayments.
Our equity in the net income of Albemarle & Bond decreased $0.2 million, or 4% in the current year-to-date period to $3.6 million as a result of Albemarle & Bond’s lower earnings and a weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We acquired additional shares on May 20, 2010 which increased our ownership level to almost 33%. In the current year-to-date period our equity in the net income of Cash Converters was $4.4 million compared to $0.8 million in the prior year-to-date period. As we account for our earnings from Cash Converters on a 3-month lag, the prior year-to-date period included our pro rata share of their results of operations for the 56-day period from our November 6, 2009 initial investment date to the December 31, 2009 end of Cash Converters’ period.
Income tax expense was $32.6 million (35.5% of pretax income) compared to $27.3 million (35.6% of pretax income) for the prior year-to-date period. The decrease in effective tax rates is primarily due to an increase in both domestic employment tax credits and the foreign tax credit on overseas earnings, partially offset by the valuation allowance established for operating losses in our Canada operations during their start-up period.
Consolidated operating income for the current year-to-date period improved $11.3 million over the prior year-to-date period to $84.3 million. Contributing to this were the $21.9 million, $2.3 million and $4.2 million increases in store operating income in our U.S. Pawn, Empeño Fácil and EZMONEY segments, respectively, and the $0.7 improvement in gain/loss on disposal of assets. Partially offsetting these was the $10.9 million charge related to the retirement of our former Chief Executive Officer, the $5.2 million increase in other administrative expenses and the $1.7 million increase in depreciation and amortization. After a $3.5 million increase in our equity in the net income of unconsolidated affiliates, a $5.2 million increase in income taxes and other smaller items, net income improved to $59.3 million. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit, net income increased 34% to $66.4 million from $49.5 million in the prior year-to-date period.
Liquidity and Capital Resources
In the current year-to-date period, our $69.9 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $77.7 million, net of (b) $7.8 million of normal, recurring changes in operating assets and liabilities. In the prior year-to-date period, our $51.1 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $60.3 million, net of (b) $9.2 million of normal, recurring changes in operating assets and liabilities.
The $26.8 million of net cash used in investing activities during the current year-to-date period was funded by cash flow from operations. In the current year-to-date period, we acquired nine pawn stores for $31.5 million and invested $15.2 million in additional property and equipment. Partially offsetting these investments was $15.7 million of customer loan repayments and the recovery of principal through the sale of forfeited loan collateral in excess of loans made. In the current year-to-date period, we also received $4.2 million in dividends from our unconsolidated affiliates and repaid $5.0 million of our term loan. Net of related tax benefits and proceeds from option exercises, we also paid $4.1 million of withholding tax upon the net share settlement of restricted stock vesting.
The net effect of these cash flows was a $33.9 million increase in cash on hand, providing a $59.8 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$20.0	$10.0	$10.0	$—	$—
Interest on long-term debt obligations	0.8	0.6	0.2	—	—
Operating lease obligations	150.7	40.2	62.1	30.3	18.1

Total	$171.5	$50.8	$72.3	$30.3	$18.1

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At March 31, 2011, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $26.5 million. Of that total, $7.7 million was secured by titles to customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the most recent fiscal year ended September 30, 2010, these collectively amounted to $14.9 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 448 U.S. EZMONEY short-term consumer loan stores, 159 adjoin an EZPAWN store. The lease agreements at approximately 94% of the remaining 289 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent if laws were enacted that had a significant negative effect on our operations at these stores.
In the remaining six months of the fiscal year ending September 30, 2011, we plan to open approximately 25 to 30 Empeño Fácil pawn stores in Mexico, five to ten Cash Converters stores in Canada and five pawn stores in the United States for an aggregate investment of $5.3 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new stores will create a drag on earnings and liquidity until their second year of operations. We also have agreed, subject to a vote of the selling shareholders, to acquire 15 pawn stores in May 2011 for $18.5 million, and continue to evaluate additional acquisition opportunities.
Our syndicated credit agreement provides for, among other things, (i) an $80 million revolving credit facility expiring December 31, 2011 that we may, under the terms of the agreement, request to be increased to a total of $110 million and (ii) a $40 million term loan maturing December 31, 2012. Our term loan requires $2.5 million quarterly principal payments. At March 31, 2011, $20 million was outstanding under the term loan and bank letters of credit totaling $5 million were outstanding, leaving $75 million available on our revolving credit facility. The outstanding bank letters of credit secure our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2011 and expect to remain in compliance based on our expected future performance. The payment of dividends and additional debt are restricted under our credit agreement.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
On January 13, 2011, the SEC declared effective our “shelf” Registration Statement on Form S-4, registering two million shares of our Class A Non-Voting Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities. To date, we have not issued any of the shares covered by the registration statement.

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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At March 31, 2011, the allowance for Expected LOC Losses was $0.9 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $26.5 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Signature loan fees are generally highest in our third and fourth fiscal quarters (April through September) due to a higher average loan balance during the summer lending season. Signature loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the third and fourth quarters and lowest in the second quarter due primarily to the impact of tax refunds in the U.S.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining six months of the fiscal year ending September 30, 2011, our interest expense during that period would increase by approximately $41,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate term debt at March 31, 2011, including mandatory quarterly principal repayments of $2.5 million.
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
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended December 31, 2010 (included in our March 31, 2011 results on a three-month lag) was a $0.4 million decrease to stockholders’ equity. On March 31, 2011, the British pound strengthened to £1.00 to $1.6032 U.S. compared to $1.5471 at December 31, 2010.
The translation adjustment from Cash Converters representing the strengthening in the Australian dollar during the quarter ended December 31, 2010 (included in our March 31, 2011 results on a three-month lag) was a $1.6 million increase to stockholders’ equity. On March 31, 2011, the Australian dollar strengthened to $1.00 Australian dollar to $1.0309 U.S. from $1.0163 at December 31, 2010.
The translation adjustment from Empeño Fácil representing the strengthening of the Mexican peso during the quarter ended March 31, 2011 was a $1.2 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On March 31, 2011, the peso strengthened to $1.00 Mexican peso to $0.0836 U.S. from $0.0809 at December 31, 2010.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Transaction Implementation Agreement, dated March 21, 2011, between Cash Converters International Limited and EZCORP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2011 and filed March 22, 2011, Commission File No. 0-19424)

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011, March 31, 2010 and September 30, 2010; (ii) Consolidated Statements of Income for the three month and six month periods ended March 31, 2011 and March 31, 2010; (iii) Consolidated Statements of Cash Flows for the six month periods ended March 31, 2011 and March 31, 2010; and (iv) Notes to Consolidated Financial Statements (tagged as a block of text).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.
Date: May 5, 2011	/s/ Stephen A. Stamp
Stephen A. Stamp
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Transaction Implementation Agreement, dated March 21, 2011, between Cash Converters International Limited and EZCORP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2011 and filed March 22, 2011, Commission File No. 0-19424)

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011, March 31, 2010 and September 30, 2010; (ii) Consolidated Statements of Income for the three month and six month periods ended March 31, 2011 and March 31, 2010; (iii) Consolidated Statements of Cash Flows for the six month periods ended March 31, 2011 and March 31, 2010; and (iv) Notes to Consolidated Financial Statements (tagged as a block of text).