Form 10-Q
period 2011-06-30
EZCORP INC
filed 2011-08-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
As of June 30, 2011, 46,971,535 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.

PART I
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	June 30,	September 30,
	2011	2010	2010
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$27,492	$14,912	$25,854
Pawn loans	134,633	112,807	121,201
Signature loans, net	12,089	8,915	10,775
Auto title loans, net	2,348	2,802	3,145
Pawn service charges receivable, net	24,372	19,899	21,626
Signature loan fees receivable, net	5,646	5,493	5,818
Auto title loan fees receivable, net	1,238	1,314	1,616
Inventory, net	79,031	61,027	71,502
Deferred tax asset	16,150	15,857	23,208
Income taxes receivable	3,099	10,655	—
Prepaid expenses and other assets	21,932	15,179	17,427

Total current assets	328,030	268,860	302,172

Investments in unconsolidated affiliates	114,777	99,773	101,386
Property and equipment, net	75,049	59,045	62,293
Deferred tax asset, non-current	—	5,472	60
Goodwill	167,017	115,570	117,305
Other assets, net	28,748	22,663	23,196

Total assets	$713,621	$571,383	$606,412

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$10,000	$10,000
Accounts payable and other accrued expenses	53,242	44,194	49,663
Customer layaway deposits	6,131	5,404	6,109
Income taxes payable	—	—	3,687

Total current liabilities	59,373	59,598	69,459

Long-term debt, less current maturities	26,500	17,500	15,000
Deferred tax liability	1,237	—	—
Deferred gains and other long-term liabilities	2,209	2,630	2,525

Total liabilities	89,319	79,728	86,984

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; issued and outstanding: 46,971,535 at June 30, 2011; 46,247,951 at June 30, 2010; and 46,256,051 at September 30, 2010	469	462	463
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	233,056	224,243	225,374
Retained earnings	385,730	272,084	299,936
Accumulated other comprehensive income (loss)	5,017	(5,164)	(6,375)

Total stockholders’ equity	624,302	491,655	519,428

Total liabilities and stockholders’ equity	$713,621	$571,383	$606,412

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Revenues:
Sales	$115,345	$97,051	$363,658	$301,645
Pawn service charges	48,365	39,424	144,944	118,527
Signature loan fees	34,195	32,296	109,364	102,616
Auto title loan fees	4,675	4,658	16,288	11,716
Other	572	113	978	373

Total revenues	203,152	173,542	635,232	534,877

Cost of goods sold	69,128	58,985	219,258	183,717
Signature loan bad debt	10,491	8,917	25,975	22,104
Auto title loan bad debt	536	836	1,820	1,616

Net revenues	122,997	104,804	388,179	327,440

Operating Expenses:
Operations	66,753	57,952	197,302	174,338
Administrative	14,379	13,576	56,250	39,356
Depreciation and amortization	4,679	3,759	13,324	10,688
(Gain) / loss on sale or disposal of assets	169	734	(2)	1,301

Total operating expenses	85,980	76,021	266,874	225,683

Operating income	37,017	28,783	121,305	101,757

Interest income	(21)	(135)	(35)	(151)
Interest expense	586	311	1,186	1,071
Equity in net income of unconsolidated affiliates	(4,099)	(2,930)	(12,157)	(7,519)
Other	(103)	(100)	(160)	(103)

Income before income taxes	40,654	31,637	132,471	108,459
Income tax expense	14,127	11,675	46,677	39,017

Net income	$26,527	$19,962	$85,794	$69,442

Net income per common share:
Basic	$0.53	$0.41	$1.72	$1.42

Diluted	$0.53	$0.40	$1.71	$1.40

Weighted average shares outstanding:
Basic	49,926	49,201	49,849	48,969
Diluted	50,385	49,640	50,292	49,541
See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$85,794	$69,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,324	10,688
Signature loan and auto title loan loss provisions	11,182	7,785
Deferred taxes	8,562	653
(Gain) / loss on sale or disposal of assets	(2)	1,301
Stock compensation	11,536	3,457
Income from investments in unconsolidated affiliates	(12,157)	(7,519)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(984)	(2,019)
Inventory, net	(1,249)	1,194
Prepaid expenses, other current assets, and other assets, net	(4,274)	(4,043)
Accounts payable and accrued expenses	2,301	10,232
Customer layaway deposits	(157)	1,120
Deferred gains and other long-term liabilities	(262)	(630)
Excess tax benefit from stock compensation	(3,165)	(1,850)
Income taxes	(3,459)	(9,287)

Net cash provided by operating activities	106,990	80,524

Investing Activities:
Loans made	(466,465)	(389,548)
Loans repaid	296,989	247,724
Recovery of pawn loan principal through sale of forfeited collateral	150,842	127,180
Additions to property and equipment	(24,421)	(18,719)
Proceeds on disposal of assets	—	1,347
Acquisitions, net of cash acquired	(64,823)	(19,008)
Investments in unconsolidated affiliates	—	(59,081)
Dividends from unconsolidated affiliates	7,274	3,840

Net cash used in investing activities	(100,604)	(106,265)

Financing Activities:
Proceeds from exercise of stock options	397	1,536
Excess tax benefit from stock compensation	3,165	1,850
Debt issuance costs	(2,397)	3
Taxes paid related to net share settlement of equity awards	(7,409)	—
Net proceeds (payments) on revolving line of credit	26,500	—
Payments on bank borrowings	(25,004)	(7,500)

Net cash used in financing activities	(4,748)	(4,111)

Change in cash and cash equivalents	1,638	(29,852)
Cash and cash equivalents at beginning of period	25,854	44,764

Cash and cash equivalents at end of period	$27,492	$14,912

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$152,415	$123,896
Foreign currency translation adjustment	$(10,901)	$544
Acquisition-related stock issuance	$—	$(31)
Issuance of common stock to 401(k) plan	$—	$260
See accompanying notes to interim condensed consolidated financial statements (unaudited).

EZCORP, Inc. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
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
Our business is subject to seasonal variations and operating results for the interim periods ended June 30, 2011 (the “current quarter” and “current year-to-date period”) are not necessarily indicative of the results of operations for the full fiscal year.
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

Allowance for Losses on Signature Loan Credit Services: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees and late fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. At June 30, 2011, the allowance for Expected LOC Losses on signature loans was $1.5 million and our maximum exposure for losses on letters of credit, if all brokered signature loans defaulted and none was collected, was $23.7 million. This amount includes principal, interest, insufficient funds fees and late fees. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
Bad Debt and Allowance for Losses on Auto Title Loan Credit Services: We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets. At June 30, 2011, the allowance was $0.2 million and our maximum exposure for losses on letters of credit, if all brokered auto title loans defaulted and none was collected, was $5.9 million.
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
Inventory: If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan). We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. In order to state inventory at the lower of cost (specific identification) or market value, we record an allowance for excess, obsolete or slow-moving inventory based on the type and age of merchandise. At June 30, 2011, the inventory valuation allowance was $8.0 million or 9.2% of gross inventory. We record changes in the inventory valuation allowance as cost of goods sold.
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
Property and Equipment: We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 7 years for furniture, equipment, and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease. Property and equipment is shown net of accumulated depreciation of $125.7 million at June 30, 2011.
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
Stock Compensation: We account for stock compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25 (Compensation — Stock Compensation). The fair value of restricted shares is measured as the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant. We have not granted any stock options since fiscal 2007. When granted, our policy is to estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a ratable basis over the options’ vesting periods.
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
In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update amends FASB ASC 220 (Comprehensive Income) and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We must adopt this amended standard in our fiscal year beginning October 1, 2012. Adoption of ASU 2011-05 will have no effect on our financial position, results of operations or cash flows other than the presentation of our results of operations.
Note C: Acquisitions
In the fiscal year ended September 2010, we acquired, through asset purchases, five pawn stores located in the Chicago metropolitan area, eight pawn stores located in Central and South Florida, two pawn stores located in Corpus Christi, Texas and one pawn store in Las Vegas, Nevada for approximately $21.8 million in cash. The stores were acquired from five separate sellers. We recorded approximately $4.9 million of net tangible assets and $1.0 million of intangible assets attributable to non-compete agreements and a pawn license. Goodwill of $15.9 million, which is expected to be fully tax deductible, was recorded in the U.S. Pawn Operations segment as part of these acquisitions.
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

On April 8, 2011, we acquired for approximately $1.7 million the trademark and licensing rights of Cash Converters in Canada, including rights to receive fees from 13 stores operated by franchisees in Canada. We recorded in the EZMONEY Operations segment approximately $0.1 million of net tangible assets and $1.6 million of intangible assets related to this acquisition.
In the quarter ended June 30, 2011, we acquired 23 stores located in Florida, Iowa, Wisconsin, Utah and the Chicago metropolitan area for approximately $31.6 million in cash. The stores were acquired from three separate sellers. Fifteen of the stores were acquired by purchasing all of the capital stock of the corporation that owned it, and the other eight were acquired through asset purchases. We recorded approximately $7.5 million of net tangible assets, $0.6 million of intangible assets mostly attributable to non-compete agreements and $23.5 million of goodwill, all of which was recorded in the U.S. Pawn Operations segment. Of the total goodwill, $10.8 million is expected to be fully tax deductible and $12.7 million is expected to be non-deductible.
The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into Chicago, Iowa, Wisconsin and Utah in addition to a greater presence in the prime pawn market of Florida and the ability to further leverage our expense structure through increased scale.
All stores were acquired as part of our continuing strategy to acquire domestic pawn stores to enhance and diversify our earnings. Transaction related expenses were not material and were expensed as incurred. The results of all acquired stores have been consolidated with our results since their acquisition. The purchase price allocation of stores acquired in the most recent twelve months is preliminary as we continue to receive information regarding the acquired assets. Pro forma results of operations have not been presented because the acquisitions were not significant on either an individual or an aggregate basis.
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
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (A)	$26,527	$19,962	$85,794	$69,442

Weighted average outstanding shares of common stock (B)	49,926	49,201	49,849	48,969
Dilutive effect of stock options and restricted stock	459	439	443	572

Weighted average common stock and common stock equivalents (C)	50,385	49,640	50,292	49,541

Basic earnings per share (A/B)	$0.53	$0.41	$1.72	$1.42

Diluted earnings per share (A/C)	$0.53	$0.40	$1.71	$1.40

Potential common shares excluded from the calculation of diluted earnings per share	—	5	6	6

Note E: Strategic Investments and Fair Value of Financial Instruments
At June 30, 2011, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended June 30, 2011 represents our percentage interest in the estimated results of Albemarle & Bond’s operations from January 1, 2011 to March 31, 2011.
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

	As of December 31,
	2010	2009
	(in thousands)
Current assets	$121,519	$104,537
Non-current assets	56,755	53,128

Total assets	$178,274	$157,665

Current liabilities	$25,801	$21,128
Non-current liabilities	53,497	48,025
Shareholders’ equity	98,976	88,512

Total liabilities and shareholders’ equity	$178,274	$157,665

	Six Months Ended December 31
	2010	2009
	(in thousands)
Gross revenues	$76,424	$64,572
Gross profit	46,745	43,054
Profit for the year (net income)	12,088	12,752
At June 30, 2011, we owned 124,418,000 shares, or approximately 33% of the total ordinary shares of Cash Converters International Limited, which is a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. Cash Converters franchises and operates a worldwide network of approximately 600 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended June 30, 2011 represents our percentage interest in the estimated results of Cash Converters’ operations from January 1, 2011 to March 31, 2011.
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

	Six Months Ended December 31
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

	June 30, 2011	June 30, 2010	September 30, 2010
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$46,457	$41,613	$43,127
Fair value	99,180	57,108	75,520

Cash Converters:
Recorded value	68,320	58,160	58,259
Fair value	94,911	58,624	70,005
Included in “Other Assets, net” on our balance sheets are available for sale securities with a fair value of $5.4 million at June 30, 2011, $3.9 million at June 30, 2010 and $4.9 million at September 30, 2010. This is considered to be a level one measurement of fair value as it is based on the ending market price for the securities at that date, as quoted on an active public securities exchange.
In March 2011, we announced plans to increase our ownership of Cash Converters’ outstanding shares from 33% to 53% for a total cost of approximately $70 million. Following the additional investment, we and Cash Converters plan to establish two joint ventures, under which we will roll out a suite of financial services products globally under the Cash Converters brand. The joint ventures are conditional upon the share purchase which, in turn, requires the approval of Cash Converters’ shareholders. We expect to close the transaction in our fiscal quarter ending December 31, 2011, at which point we will begin to consolidate Cash Converters’ results with ours and discontinue use of the equity method for our current investment in Cash Converters.

Note F: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates (in thousands):

	June 30, 2011	June 30, 2010	September 30, 2010
Pawn licenses	$8,836	$8,229	$8,836
Trade name	4,870	4,870	4,870
Goodwill	167,017	115,570	117,305

Total	$180,723	$128,669	$131,011

The following table presents the changes in the carrying value of goodwill, by segment, over the periods presented (in thousands):

	U.S Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
Balance at September 30, 2010	$110,255	$7,050	$—	$117,305
Acquisitions	49,317	—	—	49,317
Effect of foreign currency translation changes	—	395	—	395

Balance at June 30, 2011	$159,572	$7,445	$—	$167,017

	U.S Pawn		EZMONEY
	Operations	Empeño Fácil	Operations	Consolidated
Balance at September 30, 2009	$94,192	$6,527	$—	$100,719
Post-closing purchase price allocation adjustments for prior year acquisitions	193	—	—	193
Acquisitions	14,221	—	—	14,221
Effect of foreign currency translation changes	—	437	—	437

Balance at June 30, 2010	$108,606	$6,964	$—	$115,570

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates (in thousands):

	June 30, 2011		June 30, 2010		September 30, 2010
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
License application fees	$345	$(345)	$345	$(345)	$345	$(345)
Real estate finders’ fees	1,147	(465)	824	(392)	948	(401)
Non-compete agreements	3,837	(2,472)	3,019	(1,639)	3,081	(1,834)
Favorable lease	755	(289)	644	(189)	644	(219)
Franchise Rights	1,636	(17)	—	—	—	—
Other	66	(11)	53	(4)	48	(6)

Total	$7,786	$(3,599)	$4,885	$(2,569)	$5,066	$(2,805)

The amortization of most definite lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to Operations expense (rent expense) over the related lease terms. The following table presents the amount and classification of amortization recognized as expense in each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization Expense	$221	$151	$654	$433
Operations Expense	28	32	76	98

Total expense from the amortization of definite-lived intangible assets	$249	$183	$730	$531
The following table presents our estimate of the amount and classification of amortization expense for definite-lived intangible assets for each of the five succeeding full fiscal years beginning October 1, 2010 (in thousands):

Fiscal Year	Amortization Expense	Operations Expense
2011	$870	$103
2012	802	93
2013	319	77
2014	248	63
2015	223	52
As acquisitions and dispositions occur in the future, amortization and operations expense may vary from these estimates.
Note G: Long-term Debt
On May 10, 2011, we entered into a new senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired our $17.5 million outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally.
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the bank’s base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. From the closing date to approximately October 31, 2011, we will pay a minimum interest rate of LIBOR plus 250 basis points or the bank’s base rate plus 150 basis points, at our option, and a commitment fee of 50 basis points on the unused portion of the credit line. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We expect the recorded value of our debt to approximate its fair value as it is all variable rate debt and carries no pre-payment penalty.
At June 30, 2011, $26.5 million was outstanding under our revolving credit agreement. We also issued $5.0 million of bank letters of credit, leaving $143.5 million available on our revolving credit facility. The outstanding bank letters of credit secure our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.
In connection with the credit agreement we expensed $0.1 million of unamortized deferred financing costs related to our former credit agreement and recorded approximately $2.3 million deferred financing costs related to our new facility. These costs are included in other assets, net in our June 30, 2011 balance sheet, and are being amortized to interest expense over their four-year estimated useful life.

Note H: Stock Compensation
Our net income includes the following compensation costs related to our stock compensation arrangements (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross compensation cost	$1,508	$1,113	$11,536	$3,457
Income tax benefits	(499)	(385)	(3,952)	(1,216)

Stock compensation cost, net of tax benefit	$1,009	$728	$7,584	$2,241

Included in the compensation cost for the nine months ended June 30, 2011 is $7.3 million for the accelerated vesting of restricted stock upon the retirement of our former Chief Executive Officer on October 31, 2010, and a related $2.5 million income tax benefit. In the three months ended June 30, 2011, stock option exercises resulted in the issuance of 17,000 shares of our Class A Non-voting Common Stock for total proceeds of $0.2 million. In the nine months ended June 30, 2011, stock option exercises resulted in the issuance of 40,800 shares of our Class A Non-voting Common Stock for total proceeds of $0.4 million. All options and restricted stock relate to our Class A Non-voting Common Stock.
Note I: Income Taxes
The current quarter’s effective tax rate is 34.7% of pretax income compared to 36.9% for the prior year quarter. For the current year-to-date period, the effective tax rate is 35.2% compared to 36.0% in the prior year-to-date period. The decrease in effective tax rates is primarily due to an increase in both domestic tax credits and the foreign tax credit on overseas earnings, partially offset by the valuation allowance established for operating losses in our Canada operations during their start-up period.
Note J: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note K: Comprehensive Income
Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as a component of total stockholders’ equity. Comprehensive income for the fiscal quarter and year-to-date period ended June 30, 2011 was $28.7 million and $97.2 million. For the comparable 2010 periods, comprehensive income was $19.4 million and $68.9 million. The difference between comprehensive income and net income results primarily from the effect of foreign currency translation adjustments and the unrealized gain or loss on available for sale securities. At June 30, 2011, the accumulated balance of net foreign currency and unrealized gain activity excluded from net income was $7.9 million, net of applicable tax of $2.9 million. The net $5.0 million is presented as “Accumulated other comprehensive income (loss)” in the balance sheet at June 30, 2011.
Note L: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 426 U.S. pawn stores, offers signature loans in 43 pawn stores and six EZMONEY stores and offers auto title loans in 44 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 155 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 436 U.S. and 60 Canadian financial services stores. The segment also offers auto title loans in 365 of its U.S. stores and buys and sells second-hand goods in three of its Canadian stores.

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information (in thousands):

	Three Months Ended June 30,
	US Pawn Operations		Empeño Fácil		EZMONEY Operations
	2011	2010	2011	2010	2011	2010
Revenues:
Merchandise sales	$58,168	$49,749	$6,401	$3,529	$5	$—
Jewelry scrapping sales	46,157	41,423	4,257	2,181	357	169
Pawn service charges	43,846	37,014	4,519	2,410	—	—
Signature loan fees	691	455	—	—	33,504	31,841
Auto title loan fees	352	359	—	—	4,323	4,299
Other	161	105	6	—	405	8

Total revenues	149,375	129,105	15,183	8,120	38,594	36,317

Merchandise cost of goods sold	32,911	27,749	3,767	1,961	13	—
Jewelry scrapping cost of goods sold	28,754	27,328	3,486	1,862	197	85
Signature loan bad debt	325	159	—	—	10,166	8,758
Auto title loan bad debt	69	44	—	—	467	792

Net revenues	87,316	73,825	7,930	4,297	27,751	26,682

Operations expense	44,280	39,148	5,406	2,999	17,067	15,805

Store operating income	$43,036	$34,677	$2,524	$1,298	$10,684	$10,877

	Nine Months Ended June 30,
	US Pawn Operations		Empeño Fácil		EZMONEY Operations
	2011	2010	2011	2010	2011	2010
Revenues:
Merchandise sales	$196,893	$174,060	$17,329	$10,142	$5	$—
Jewelry scrapping sales	137,221	112,660	11,363	4,550	847	233
Pawn service charges	133,355	112,211	11,589	6,316	—	—
Signature loan fees	1,607	1,442	—	—	107,757	101,174
Auto title loan fees	1,092	1,261	—	—	15,196	10,455
Other	420	365	34	—	524	8

Total revenues	470,588	401,999	40,315	21,008	124,329	111,870

Merchandise cost of goods sold	112,592	101,713	10,036	6,342	13	—
Jewelry scrapping cost of goods sold	86,979	71,635	9,201	3,911	437	116
Signature loan bad debt	583	446	—	—	25,392	21,658
Auto title loan bad debt	110	166	—	—	1,710	1,450

Net revenues	270,324	228,039	21,078	10,755	96,777	88,646

Operations expense	131,293	119,259	14,533	7,736	51,476	47,343

Store operating income	$139,031	$108,780	$6,545	$3,019	$45,301	$41,303

The following table reconciles store operating income as shown above, to our consolidated income before income taxes (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
U.S. Pawn Operations store operating income	$43,036	$34,677	$139,031	$108,780
Empeño Fácil store operating income	2,524	1,298	6,545	3,019
EZMONEY Operations store operating income	10,684	10,877	45,301	41,303

Consolidated store operating income	56,244	46,852	190,877	153,102
Administrative expenses	14,379	13,576	56,250	39,356
Depreciation and amortization	4,679	3,759	13,324	10,688
(Gain) / loss on sale or disposal of assets	169	734	(2)	1,301
Interest income	(21)	(135)	(35)	(151)
Interest expense	586	311	1,186	1,071
Equity in net income of unconsolidated affiliates	(4,099)	(2,930)	(12,157)	(7,519)
Other	(103)	(100)	(160)	(103)

Consolidated income before income taxes	$40,654	$31,637	$132,471	$108,459

The following table presents separately identified segment assets (in thousands):

	U.S Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Assets at June 30, 2011:
Pawn loans	$124,810	$9,823	$—	$134,633
Signature loans, net	1,174	—	10,915	12,089
Auto title loans, net	757	—	1,591	2,348
Service charges and fees receivable, net	23,169	1,524	6,563	31,256
Inventory, net	70,320	8,400	311	79,031
Goodwill	159,572	7,445	—	167,017

Total separately identified recorded segment assets	$379,802	$27,192	$19,380	$426,374

Brokered signature loans outstanding from unaffiliated lenders	$168	$—	$20,571	$20,739
Brokered auto title loans outstanding from unaffiliated lenders	$152	$—	$5,408	$5,560

Assets at June 30, 2010:
Pawn loans	$107,419	$5,388	$—	$112,807
Signature loans, net	425	—	8,490	8,915
Auto title loans, net	638	—	2,164	2,802
Service charges and fees receivable, net	19,322	813	6,571	26,706
Inventory, net	57,176	3,819	32	61,027
Goodwill	108,606	6,964	—	115,570

Total separately identified recorded segment assets	$293,586	$16,984	$17,257	$327,827

Brokered signature loans outstanding from unaffiliated lenders	$228	$—	$21,442	$21,670
Brokered auto title loans outstanding from unaffiliated lenders	$210	$—	$5,557	$5,767

Assets at September 30, 2010:
Pawn loans	$113,944	$7,257	$—	$121,201
Signature loans, net	456	—	10,319	10,775
Auto title loans, net	651	—	2,494	3,145
Service charges and fees receivable, net	20,830	1,053	7,177	29,060
Inventory, net	66,542	4,935	25	71,502
Goodwill	110,255	7,050	—	117,305

Total separately identified recorded segment assets	$312,678	$20,295	$20,015	$352,988

Brokered signature loans outstanding from unaffiliated lenders	$231	$—	$22,709	$22,940
Brokered auto title loans outstanding from unaffiliated lenders	$236	$—	$6,589	$6,825

Brokered loans are not recorded as an asset on our balance sheets, as we do not own a participation in the loans made by independent lenders. We monitor the principal balance of these loans, as our credit service fees and bad debt are directly related to their volume due to the letters of credit we issue on these loans. The brokered loan balances shown above are the gross principal balances of the loans outstanding at the specified dates.
Note M: Allowance for Losses and Credit Quality of Financing Receivables
We offer a variety of loan products and credit services to customers who do not have cash resources or access to credit to meet their short-term cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our receivables do not have a credit risk profile that can easily be measured by the normal credit quality indicators used by financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted. For auto title loans, we additionally inspect the automobile, title and reference to market values of used automobiles.
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
The following table presents changes in the allowance for credit losses as well as the recorded investment in our financing receivables by portfolio segment for the periods presented (in thousands):

	Allowance				Allowance	Financing
	Balance at				Balance at	Receivable
	Beginning				End of	at End of
Description	of Period	Charge-offs	Recoveries	Provision	Period	Period

Allowance for losses on signature loans:
Three-months ended June 30, 2011	$1,110	$(4,747)	$1,505	$3,796	$1,664	$13,753
Three-months ended June 30, 2010	503	(3,733)	1,240	2,719	729	9,644

Nine-months ended June 30, 2011	$750	$(12,992)	$4,575	$9,331	$1,664	$13,753
Nine-months ended June 30, 2010	532	(10,543)	4,174	6,566	729	9,644

Allowance for losses on auto title loans:
Three-months ended June 30, 2011	$810	$(2,800)	$2,074	$489	$573	$2,921
Three-months ended June 30, 2010	811	(2,197)	1,720	902	1,236	4,038

Nine-months ended June 30, 2011	$1,137	$(9,682)	$7,646	$1,472	$573	$2,921
Nine-months ended June 30, 2010	291	(5,493)	5,022	1,416	1,236	4,038
The provision presented in the table above includes only principal and excludes items such non-sufficient funds fees, late fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheet. Expected losses on credit services are accrued and reported in “Accounts payable and other accrued expenses” on our balance sheets.

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
The following table presents an aging analysis of past due financing receivables by portfolio segment for the periods presented (in thousands):

								Recorded
								Investment >
	Days Past Due				Total	Current	Total Financing	90 Days &
	1-30	31-60	61-90	>90	Past Due	Receivable	Receivable	Accruing

June 30, 2011
Auto title loans	$575	$382	$245	$285	$1,487	$1,434	$2,921	$—
Reserve	$93	$94	$84	$252	$523	$50	$573	$—
Reserve %	16%	25%	34%	88%	35%	3%	20%

June 30, 2010
Auto title loans	$543	$422	$262	$949	$2,176	$1,862	$4,038	$—
Reserve	$109	$104	$129	$778	$1,120	$116	$1,236	$—
Reserve %	20%	25%	49%	82%	51%	6%	31%

September 30, 2010
Auto title loans	$797	$552	$432	$532	$2,313	$1,970	$4,283	$—
Reserve	$188	$229	$256	$367	$1,040	$97	$1,137	$—
Reserve %	24%	41%	59%	69%	45%	5%	27%
Note N. Subsequent Events
In July 2011, we acquired two pawn stores located in the Chicago metropolitan area and six stores in central Mexico for total consideration of approximately $10.5 million. The consideration was comprised of $3.1 million cash and approximately $7.4 million related to the issuance of 208,763 shares of EZCORP Class A Non-voting Common Stock. The stores were acquired from two separate sellers. We preliminarily expect to record approximately $2.8 million of net tangibles assets and $0.2 million of intangible assets attributable to non-compete agreements and goodwill of $7.5 million. We expect to record goodwill of $4.3 million in the U.S. Pawn Operations segment and $3.2 million in the Empeño Fácil segment, all of which is expected to be tax deductible. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into the Mexican states of Hidalgo and Tlaxcala, a greater presence in the Chicago pawn market and the ability to further leverage our expense structure through increased scale.

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
Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended June 30, 2011 and 2010 (the current and prior year quarters):

	Three Months Ended June 30,		Percentage
	2011	2010	Change
	(in thousands)
Net Revenues:
Sales	$115,345	$97,051	18.8%
Pawn service charges	48,365	39,424	22.7%
Signature loan fees	34,195	32,296	5.9%
Auto title loan fees	4,675	4,658	0.4%
Other	572	113	406.2%

Total revenues	203,152	173,542	17.1%

Cost of goods sold	69,128	58,985	17.2%
Signature loan bad debt	10,491	8,917	17.7%
Auto title loan bad debt	536	836	-35.9%

Net revenues	$122,997	$104,804	17.4%

Net Income	$26,527	$19,962	32.9%

Nine Months Ended June 30, 2011 vs. Nine Months Ended June 30, 2010
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2011 and 2010 (the current and prior year-to-date periods):

	Nine Months Ended June 30,		Percentage
	2011	2010	Change
	(in thousands)
Net Revenues:
Sales	$363,658	$301,645	20.6%
Pawn service charges	144,944	118,527	22.3%
Signature loan fees	109,364	102,616	6.6%
Auto title loan fees	16,288	11,716	39.0%
Other	978	373	162.2%

Total revenues	635,232	534,877	18.8%

Cost of goods sold	219,258	183,717	19.3%
Signature loan bad debt	25,975	22,104	17.5%
Auto title loan bad debt	1,820	1,616	12.6%

Net revenues	$388,179	$327,440	18.5%

Net Income	$85,794	$69,442	23.5%

Beginning in the quarter ended March 31, 2011, we reclassified fees from our Product Protection Plan and Jewelry VIP Program as well as layaway fees from “Other revenue” to “Sales” on the basis that fees from these products are incidental to sales of merchandise. Prior year figures have been reclassified to conform to this presentation and margins have been recalculated accordingly throughout management’s discussion and analysis.
Overview
We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of financial services including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans.
At June 30, 2011, we operated a total of 1,083 locations, consisting of 426 U.S. pawn stores (operating as EZPAWN or Value Pawn), 155 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 442 U.S. financial services stores (operating primarily as EZMONEY), 57 financial services stores in Canada (operating as CASHMAX ) and three financial and retail services stores (operating as Cash Converters). In addition, we acquired 13 franchised stores in Canada pursuant to our acquisition of the Cash Converters master franchise in that country. We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 140 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of approximately 600 locations that provide financial services and buy and sell second-hand goods.
We manage our business as three segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 436 stores in the United States and 60 stores in Canada. The following tables present store data and products offered in each segment:

	Three Months Ended June 30, 2011
	Company-owned Stores				Franchises
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	409	147	501	1,057	—
New openings	—	8	1	9	—
Acquired	23	—	—	23	13
Sold, combined, or closed	—	—	(6)	(6)	(1)

End of Period	432	155	496	1,083	12

Average number of stores during the period	421	151	498	1,069	9

	Nine Months Ended June 30, 2011
	Company-owned Stores				Franchises
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	396	115	495	1,006	—
New openings	5	40	11	56	—
Acquired	32	—	—	32	13
Sold, combined, or closed	(1)	—	(10)	(11)	(1)

End of Period	432	155	496	1,083	12

Average number of stores during the period	409	138	497	1,044	4

	Three Months Ended June 30, 2010
	Company-owned Stores				Franchises
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	377	79	476	932	—
New openings	—	20	15	35	—
Acquired	13	—	—	13	—
Sold, combined, or closed	(1)	—	—	(1)	—

End of Period	389	99	491	979	—

Average number of stores during the period	380	88	483	951	—

	Nine Months Ended June 30, 2010
	Company-owned Stores				Franchises
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
Stores in operation:
Beginning of period	375	62	473	910	—
New openings	2	37	33	72	—
Acquired	13	—	—	13	—
Sold, combined, or closed	(1)	—	(15)	(16)	—

End of Period	389	99	491	979	—

Average number of stores during the period	377	76	477	931	—
Pawn and Retail Activities
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $120 and $130 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically equate to between $50 and $75 U.S. dollars.
In our pawn stores and certain financial services stores, we acquire inventory for retail sales through pawn loan forfeitures and through purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise.
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 9.2% of gross inventory at June 30, 2011 compared to 8.3% at June 30, 2010 and 7.4% at September 30, 2010. Changes in the valuation allowance are charged to merchandise cost of goods sold.
Signature Loan and Auto Title Loan Activities
At June 30, 2011, 286 of our U.S. financial services stores and 25 of our U.S. pawn stores offered credit services to customers seeking short-term consumer signature loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit.
In connection with our credit services, the unaffiliated lenders offer customers two types of signature loans. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $510. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 21.75% of the loan amount for our credit services offered in connection with payday loans. In 286 of the U.S. financial services stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans offered in connection with our credit services typically carry terms of about five months with ten equal installment payments due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,045. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At June 30, 2011, payday loans comprised 94% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 6%.
We earn signature loan fee revenue on our payday loans. In 15 U.S. pawn stores, 90 U.S. financial services stores and 60 Canadian financial services stores, we make payday loans subject to state or provincial law. The average payday loan amount is approximately $435 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.

In 123 of our U.S. financial services stores and three U.S. pawn stores at June 30, 2011, we make installment loans subject to state law. These installment loans typically carry a term of four to seven months, with a series of equal installment payments due monthly, semi-monthly or on customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 50% to 175% of the original principal amount of the loan. Following legislative changes, we began offering installment loans rather than payday loans in Colorado in August 2010 and Wisconsin in January 2011. Installment loan principal amounts range from $100 to $3,000, but average approximately $510.
At June 30, 2011, 365 of our U.S. financial services stores and 44 of our U.S. pawn stores offered auto title loans or credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $9,000, but average about $800. We earn a fee of 12.5% to 25% of auto title loan amounts. Beginning July 2011, we re-introduced auto title loans in our Wisconsin stores following a legislative change allowing such loans.
Acquisitions
In the fiscal year ended September 30, 2010, we acquired sixteen pawn stores located in the Chicago metropolitan area, Central and South Florida, Corpus Christi, Texas and Las Vegas, Nevada for approximately $21.8 million in cash. In the quarter ended December 31, 2010 we acquired three pawn stores located in the Chicago metropolitan area and one located in Marietta, Georgia for approximately $13.7 million in cash. In the quarter ended March 31, 2011, we acquired five pawn stores located in Central and South Florida for approximately $17.8 million in cash. In the current quarter we acquired 23 stores located in Florida, Iowa, Wisconsin, Utah and the Chicago metropolitan area for approximately $31.6 million in cash. All stores were acquired as part of our continuing strategy to acquire domestic pawn stores to enhance and diversify our earnings. The results of all acquired stores have been consolidated with our results since their acquisition. In the current quarter we also acquired for approximately $1.7 million the trademark and licensing rights of Cash Converters in Canada, including rights to receive fees from 13 stores operated by franchisees in Canada.
In the quarter ending December 31, 2011, we expect to increase our ownership of Cash Converters’ outstanding shares from 33% to 53% for a total cost of approximately $70 million, at which point we will begin to consolidate Cash Converters’ results with ours and discontinue use of the equity method for our current investment in Cash Converters. Following the additional investment, we and Cash Converters plan to establish two joint ventures, under which we will roll out a suite of financial services globally under the Cash Converters brand. The joint ventures are conditional upon the share purchase which, in turn, requires the approval of Cash Converters’ shareholders.
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
Results of Operations
Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010
The following discussion compares our results of operations for the quarter ended June 30, 2011 to the quarter ended June 30, 2010. It should be read with the accompanying unaudited financial statements and related notes.
In the current quarter, consolidated total revenues increased 17%, or $29.6 million to $203.2 million, compared to the prior year quarter. Same store total revenues increased 7%, with the remainder of the increase coming from new and acquired stores. The overall increase in total consolidated revenues was comprised primarily of an $18.3 million increase in merchandise and jewelry scrapping sales, an $8.9 million increase in pawn service charges, and a $1.9 million increase in signature loan fees.
In the current quarter, the U.S. Pawn Operations segment contributed $8.4 million greater store operating income compared to the prior year quarter, primarily as the result of a $6.6 million increase in gross profit on merchandise and jewelry scrapping sales and a $6.8 million increase in pawn service charges, partially offset by higher operating costs. The

Empeño Fácil segment contributed $1.2 million greater store operating income compared to the prior year quarter, primarily as the result of a $2.1 million increase in pawn service charges and a $1.5 million increase in gross profit on merchandise and jewelry scrapping sales, partially offset by higher operating expenses at new stores. Our EZMONEY Operations segment contributed $0.2 million less store operating income, primarily from higher operating expenses. After a $0.8 million increase in administrative expenses, a $0.9 million increase in depreciation and amortization and a $0.5 million decrease in loss on disposal of assets, consolidated operating income improved $8.2 million to $37.0 million. After a $0.4 million increase in net interest expense, a $1.2 million increase in our equity in the net income of unconsolidated affiliates and a $2.5 million increase in income taxes and other smaller items, our consolidated net income improved 33% to $26.5 million from $20.0 million in the prior year quarter.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Merchandise sales	$58,168	$49,749
Jewelry scrapping sales	46,157	41,423
Pawn service charges	43,846	37,014
Signature loan fees	691	455
Auto title loan fees	352	359
Other	161	105

Total revenues	149,375	129,105

Merchandise cost of goods sold	32,911	27,749
Jewelry scrapping cost of goods sold	28,754	27,328
Signature loan bad debt	325	159
Auto title loan bad debt	69	44

Net revenues	87,316	73,825

Operations expense	44,280	39,148

Store operating income	$43,036	$34,677

Other Data:
Gross margin on merchandise sales	43.4%	44.2%
Gross margin on jewelry scrapping sales	37.7%	34.0%
Gross margin on total sales	40.9%	39.6%
Average pawn loan balance per pawn store at quarter-end	$293	$280
Average yield on pawn loan portfolio (a)	157%	155%
Pawn loan redemption rate	82%	81%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. Pawn Operations segment total revenues increased $20.3 million, or 16% from the prior year quarter to $149.4 million. Same store total revenues increased $7.2 million, or 6%, and new and acquired stores net of closed stores contributed $13.1 million. The overall increase in total revenues was comprised primarily of a $13.2 million increase in merchandise and jewelry scrapping sales and a $6.8 million increase in pawn service charges.
Our current quarter U.S. pawn service charge revenues increased $6.8 million, or 18% from the prior year quarter to $43.8 million. Same store pawn service charges increased $3.4 million, or 9% due primarily to a higher average pawn loan balance, while new and acquired stores net of closed stores contributed $3.4 million. Inventory purchases from customers represent 35% of total inventory additions, excluding acquisitions, in the current and prior year quarters.
The current quarter’s merchandise sales gross profit increased $3.3 million, or 15% from the prior year quarter to $25.3 million. This was due to a $3.9 million, or 8% increase in same store sales and a $4.5 million increase in sales from new and acquired stores net of closed stores, partially offset by a 0.8 percentage point decrease in gross margins to 43.4%.

The current quarter’s gross profit on jewelry scrapping sales increased $3.3 million, or 23% from the prior year quarter to $17.4 million. Jewelry scrapping revenues increased $4.7 million, or 11% due to a 28% increase in proceeds realized per gram of gold jewelry scrapped partially offset by a 16% decrease in gold volume. The current quarter’s jewelry scrapping sales include the sale of approximately $2.6 million of loose diamonds removed from scrapped jewelry compared to $1.1 million of loose diamond sales in the prior year quarter. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $1.4 million, or 5%. Gross margins on gold scrapping increased 3.7 percentage points to 37.7% as proceeds per gram increased at a greater rate than our gold lending guidelines.
Operations expense increased to $44.3 million (51% of net revenues) in the current quarter from $39.1 million (53% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to higher operating costs at new and acquired stores. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current quarter, the $13.5 million greater net revenues from U.S. pawn activities, partially offset by the $5.1 million higher operations expense resulted in an $8.4 million overall increase in store operating income from the U.S. Pawn Operations segment. The segment comprised 77% of consolidated store operating income in the current quarter compared to 74% in the prior year quarter.
Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Three Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Pesos in thousands)
Merchandise sales	$6,401	$3,529	$75,119	$44,328
Jewelry scrapping sales	4,257	2,181	49,973	27,300
Pawn service charges	4,519	2,410	53,046	30,257
Other	6	—	67	—

Total revenues	15,183	8,120	178,205	101,885

Merchandise cost of goods sold	3,767	1,961	44,191	24,649
Jewelry scrapping cost of goods sold	3,486	1,862	40,921	23,281

Net revenues	7,930	4,297	93,093	53,955

Operations expense	5,406	2,999	63,469	37,707

Store operating income	$2,524	$1,298	$29,624	$16,248

Other Data:
Gross margin on merchandise sales	41.1%	44.4%	41.1%	44.4%
Gross margin on jewelry scrapping sales	18.1%	14.6%	18.1%	14.6%
Gross margin on total sales	31.9%	33.0%	31.9%	33.0%
Average pawn loan balance per pawn store at quarter-end	$63	$54	$747	$689
Average yield on pawn loan portfolio (a)	187%	190%	187%	190%
Pawn loan redemption rate	73%	73%	73%	73.0%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current quarter results from Mexican pesos to U.S. dollars was 7% stronger than in the prior year quarter, affecting all revenue and expense items. Store operating income improved 94% in the current quarter in dollars and 82% in peso terms. The 85% increase in net revenues was partially offset by higher operating costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 36% of the stores open at June 30, 2011 had been open less than a year, and we opened 8 new stores in the current quarter.

Empeño Fácil’s total revenues increased $7.1 million, or 87% in the current quarter to $15.2 million. Same store total revenues increased $2.6 million or 32%, and new stores contributed $4.5 million. The overall increase in total revenues was comprised of a $5.0 million increase in merchandise and jewelry scrapping sales and a $2.1 million improvement in pawn service charges.
Empeño Fácil’s pawn service charge revenues increased $2.1 million, or 88% in the current quarter to $4.5 million. Same store pawn service charges increased approximately $1.0 million, or 43% and new stores contributed $1.1 million. The same store increase was due primarily to an increase in average loan balance during the quarter.
The current quarter’s merchandise gross profit increased $1.1 million from the prior year quarter to $2.6 million. This was due to a $1.0 million, or 29% same store sales increase and $1.9 million in sales from new stores, partially offset by a 3.3 percentage point decrease in gross margins to 41.1%.
The current quarter’s gross profit on jewelry scrapping sales increased $0.5 million from the prior year quarter to $0.8 million. Jewelry scrapping revenues increased $2.1 million due to an increase in volume and the sales proceeds per gram. Margins improved 3.5 percentage points to 18.1%. The significant volume increase is due primarily to new store openings and the continuing maturation of stores opened in the prior year. Increased purchases from customers in our jewelry-only pawn stores contributed to the margin improvement.
Operations expense increased to $5.4 million (68% of net revenues) in the current quarter from $3.0 million (70% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to new stores. We expect continued percentage improvements in future periods as we continue to build a larger base of maturing stores to support our new store growth.
In the current quarter, the $3.6 million greater net revenues were partially offset by the $2.4 million higher operations expense, resulting in a $1.2 million increase in store operating income from the Empeño Fácil segment. Empeño Fácil comprised 4% of consolidated store operating income in the current quarter compared to 3% in the prior year quarter.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Signature loan fees	$33,504	$31,841
Auto title loan fees	4,323	4,299
Merchandise sales	5	—
Jewelry scrapping sales	357	169
Other	405	8

Total revenues	38,594	36,317

Signature loan bad debt	10,166	8,758
Auto title loan bad debt	467	792
Merchandise cost of goods sold	13	—
Jewelry scrapping cost of goods sold	197	85

Net revenues	27,751	26,682
Operations expense	17,067	15,805

Store operating income	$10,684	$10,877

Other Data:
Signature loan bad debt as a percent of signature loan fees	30.3%	27.5%
Auto title loan bad debt as a percent of auto title loan fees	10.8%	18.4%
Average signature loan balance per store offering signature loans at quarter-end (a)	$63	$61
Average auto title loan balance per store offering auto title loans at quarter-end (b)	$19	$19

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $2.3 million, or 6% to $38.6 million, compared to the prior year quarter. This was due to a $1.5 million, or 4% increase in same store total revenues and $0.8 million of total revenues at new stores net of closed or consolidated stores. The overall increase in total revenues was comprised primarily of a $1.7 million increase in signature loan fees, which include both installment loans and payday loans, a $0.2 million increase in jewelry scrapping sales and a $0.4 million increase in other revenues. In August 2010 and January 2011, we introduced installment loans in Colorado and Wisconsin, respectively, as a replacement product for payday loans. This contributed to the migration of some customers from payday loans to installment loans.
In the quarter, we opened one Cash Converters store in Canada and converted two of our CASHMAX stores to the Cash Converters brand bringing our total there to 60. At June 30, 2010, we had 35 Canadian stores. In the quarter we closed six EZMONEY stores in the U.S., bringing our total to 436.
The segment’s signature loan net revenues increased $0.3 million, or 1% to $23.3 million, compared to the prior year quarter due to a growth in revenues mostly offset by an increase in bad debt. Total signature loan revenues increased 5%, and same store signature loan revenues increased 4% due to the growth in installment loans as the product continues to mature and following its introduction in Colorado and Wisconsin as a replacement for payday loans. Revenue growth slowed as we experienced increased competitive pressures in Texas from other payday loan stores, online payday lenders and auto title lenders. Partially offsetting the revenue growth was a 2.8 percentage point increase in bad debt to 30.3% of fees, largely due to the migration of many customers to installment loans. We anticipate bad debt rates will improve over the next several quarters as we optimize our underwriting and operational execution specifically on installment loans.
The segment’s net revenues from auto title loans increased to $3.9 million in the current quarter, compared to $3.5 million in the prior year quarter, as the product continues to mature. Same store auto title loan fees increased 2%, partially offset by the regulatory elimination of auto title loans in Wisconsin beginning January 1, 2011. Bad debt decreased to 10.8% of related fees from 18.4% in the prior year quarter, mainly due to some operational improvements at our collections center. Following a favorable legislative change, auto title loans were re-introduced in Wisconsin in July 2011, which we expect will increase auto title loan activity in future periods. Including the 35 Wisconsin stores, we now offer auto title loans in 400 EZMONEY stores.
The EZMONEY segment began buying and scrapping gold jewelry in the prior year. The segment generated $0.2 million of jewelry scrapping gross profit in the current quarter, with a 45% gross margin compared to $0.1 million with a 50% gross margin in the prior year quarter.
In April 2011, the EZMONEY segment acquired the Cash Converters franchise rights for Canada which allows us to open new stores and operate our Canadian stores as Cash Converters stores. By June 30, 2011, two of our Canadian stores had been rebranded and began buying and selling second-hand goods in addition to offering payday loans. We also began receiving franchise fees from franchisees, comprising the majority of the increase in the segment’s other revenues. Merchandise sales in the quarter were nominal. We expect to rebrand our remaining Canadian stores as Cash Converters stores within the next year.
Operations expense increased to $17.1 million (62% of net revenues) from $15.8 million (59% of net revenues) in the prior year quarter. The increase was due to additional labor, rent, and other costs at new and existing stores.
In the current quarter, the $0.3 million increase in net revenues from signature loans, the $0.3 million increase in net revenues from auto title loans, and the $0.5 million increase in scrap sales gross profit and other revenues were more than offset by a $1.3 million greater operations expense, resulting in a $0.2 million, or 2% decrease in the segment’s store operating income. The EZMONEY Operations segment comprised 19% of consolidated store operating income in the current quarter compared to 23% in the prior year quarter.
Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Consolidated store operating income	$56,244	$46,852
Administrative expenses	14,379	13,576
Depreciation and amortization	4,679	3,759
(Gain) / loss on sale or disposal of assets	169	734
Interest income	(21)	(135)
Interest expense	586	311
Equity in net income of unconsolidated affiliates	(4,099)	(2,930)
Other	(103)	(100)

Consolidated income before income taxes	40,654	31,637
Income tax expense	14,127	11,675

Net income	$26,527	$19,962

Administrative expenses were $14.4 million in the current quarter (12% of net revenues) compared to $13.6 million (13% of net revenues) in the prior year-to-date period. The dollar increase is due to a $0.4 million increase in stock compensation, a $0.2 million increase in charitable donations and a $0.2 million net increase in other items.
Depreciation and amortization expense was $4.7 million in the current quarter, compared to $3.8 million in the prior year quarter. Depreciation on assets placed in service, primarily at new and acquired stores, was partially offset by assets that were retired or became fully depreciated during the period.

Our loss on disposal of assets, due to store closures or consolidations, decreased to $0.2 million in the current quarter compared to $0.7 million in the prior year quarter. The prior year amount included a $0.5 million charge related to the closure of stores in Colorado and Wisconsin following the passage of legislative changes in those states negatively affecting payday loans.
Our $0.6 million net interest expense in the current quarter and $0.2 million in the prior year quarter represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit. At June 30, 2011 we had $26.5 million in outstanding debt under our revolving credit agreement compared to $27.5 million of term debt outstanding at the end of the prior year quarter.
Our estimated equity in the net income of Albemarle & Bond increased $0.1 million, or 8% in the current quarter to $1.7 million. On November 6, 2009, we acquired approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We acquired additional shares on May 20, 2010 which increased our ownership level to almost 33%. Our estimated equity in the net income of Cash Converters increased $1.1 million or 79% in the current quarter to $2.4 as a result of Cash Converters’ higher earnings and our additional investment acquired in the prior year quarter accounted for on a three-month lag.
The current quarter income tax expense was $14.1 million (34.7% of pretax income) compared to $11.7 million (36.9% of pretax income) for the prior year quarter. The decrease in effective tax rates is primarily due to an increase in both domestic employment tax credits and the foreign tax credit on overseas earnings, partially offset by the valuation allowance established for operating losses in our Canada operations during their start-up period.
Consolidated operating income for the current quarter improved $8.2 million over the prior year quarter to $37.0 million. Contributing to this were the $8.4 million and $1.2 million increases in store operating income in our U.S. Pawn and Empeño Fácil segments and the $0.5 million improvement in loss of disposal of assets. Partially offsetting these was a $0.2 million decrease in store operating income in our EZMONEY segment, a $0.8 million increase in other administrative expenses and a $0.9 million increase in depreciation and amortization. After a $1.2 million increase in our equity in the net income of unconsolidated affiliates, a $0.4 million increase in net interest expense and a $2.5 million increase in income taxes and other smaller items, net income improved 33% to $26.5 million from $20.0 million in the prior year quarter.

Nine Months Ended June 30, 2011 vs. Nine Months Ended June 30, 2010
The following discussion compares our results of operations for the nine months ended June 30, 2011 to the nine months ended June 30, 2010. It should be read with the accompanying unaudited financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Nine Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Merchandise sales	$196,893	$174,060
Jewelry scrapping sales	137,221	112,660
Pawn service charges	133,355	112,211
Signature loan fees	1,607	1,442
Auto title loan fees	1,092	1,261
Other	420	365

Total revenues	470,588	401,999

Merchandise cost of goods sold	112,592	101,713
Jewelry scrapping cost of goods sold	86,979	71,635
Signature loan bad debt	583	446
Auto title loan bad debt	110	166

Net revenues	270,324	228,039
Operations expense	131,293	119,259

Store operating income	$139,031	$108,780

Other Data:
Gross margin on merchandise sales	42.8%	41.6%
Gross margin on jewelry scrapping sales	36.6%	36.4%
Gross margin on total sales	40.3%	39.5%
Average pawn loan balance per pawn store at period-end	$293	$280
Average yield on pawn loan portfolio (a)	159%	158%
Pawn loan redemption rate	82%	81%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. Pawn Operations segment total revenues increased $68.6 million, or 17% from the prior year-to-date period to $470.6 million. Same store total revenues increased $37.8 million, or 9%, and new and acquired stores net of closed stores contributed $30.8 million. The overall increase in total revenues was comprised primarily of a $47.4 million increase in merchandise and jewelry scrapping sales and a $21.1 million increase in pawn service charges.
Our current year-to-date period U.S. pawn service charge revenues increased $21.1 million, or 19% from the prior year-to-date period to $133.4 million. Same store pawn service charges increased $13.6 million, or 12%, while new and acquired stores net of closed stores contributed $7.5 million. The same store improvement was due to a higher average pawn loan balance coupled with a slightly higher yield. Inventory purchases from customers increased 22% from the prior year-to-date period and represent 32% of total inventory additions, excluding acquisitions, compared to 31% of total inventory additions in the prior year-to-date period.
The current year-to-date period’s merchandise sales gross profit increased $12.0 million, or 17% from the prior year-to-date period to $84.3 million. This was due to an $11.1 million, or 6% increase in same store sales, an $11.7 million increase in sales from new and acquired stores net of closed stores and a 1.2 percentage point improvement in gross margins to 42.8%.

The current year-to-date period’s gross profit on jewelry scrapping sales increased $9.2 million, or 22% from the prior year-to-date period to $50.2 million. Jewelry scrapping revenues increased $24.6 million, or 22% due to a 29% increase in proceeds realized per gram of gold jewelry scrapped, partially offset by an 8% decrease in gold volume. Jewelry scrapping sales include the sale of approximately $4.0 million in the current year-to-date period and $1.5 million in the prior year-to-date period of loose diamonds removed from scrapped jewelry. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $15.3 million, or 21%. Gross margins on gold scrapping increased 0.2 of a percentage point to 36.6% as proceeds per gram increased at a slightly faster rate than our gold lending guidelines.
Operations expense increased to $131.3 million (49% of net revenues) in the current year-to-date period from $119.3 million (52% of net revenues) in the prior year-to-date period. The dollar increase in expense was primarily due to higher operating costs at new and acquired stores. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current year-to-date period, the $42.4 million greater net revenues from U.S. pawn activities, the $12.0 million higher operations expense and other smaller items resulted in a $30.3 million overall increase in store operating income from the U.S. Pawn Operations segment. The segment comprised 73% of consolidated store operating income compared to 71% in the prior year-to-date period.
Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars and in its functional currency of the Mexican peso:

	Nine Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Pesos in thousands)
Merchandise sales	$17,329	$10,142	$208,889	$129,713
Jewelry scrapping sales	11,363	4,550	136,885	57,742
Pawn service charges	11,589	6,316	139,495	80,769
Other	34	—	404	—

Total revenues	40,315	21,008	485,673	268,224

Merchandise cost of goods sold	10,036	6,342	120,901	81,192
Jewelry scrapping cost of goods sold	9,201	3,911	110,771	49,592

Net revenues	21,078	10,755	254,001	137,440

Operations expense	14,533	7,736	175,042	98,884

Store operating income	$6,545	$3,019	$78,959	$38,556

Other Data:
Gross margin on merchandise sales	42.1%	37.5%	42.1%	37.5%
Gross margin on jewelry scrapping sales	19.0%	14.0%	19.0%	14.0%
Gross margin on total sales	33.0%	30.2%	33.0%	30.2%
Average pawn loan balance per pawn store at period-end	$63	$54	$747	$689
Average yield on pawn loan portfolio (a)	184%	183%	184%	183%
Pawn loan redemption rate	73%	76%	73%	76%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current year-to-date period results from Mexican pesos to U.S. dollars was 6% stronger than in the prior year-to-date period, affecting all revenue and expense items. Store operating income improved 117% in the current year-to-date period in dollars and 105% in peso terms. The 96% increase in net revenues was further improved by greater scale at same stores. Approximately 36% of the stores open at June 30, 2011 had been open less than a year. We opened 40 new stores in the current year-to-date period, six of which are Empeñe su Oro jewelry-only pawn stores. These jewelry-only stores are much smaller and require less staff than our typical pawn stores, but also carry smaller average loan balances per store and immediately sell for scrap any forfeited loan collateral.

Empeño Fácil’s total revenues increased $19.3 million, or 92% in the current year-to-date period to $40.3 million. Same store total revenues increased $7.5 million, or 36% and new stores contributed $11.8 million. The overall increase in total revenues was comprised of a $14.0 million increase in merchandise and jewelry scrapping sales and a $5.3 million improvement in pawn service charges.
Empeño Fácil’s pawn service charge revenues increased $5.3 million, or 83% in the current year-to-date period to $11.6 million. Same store pawn service charges increased approximately $2.7 million, or 42% and new stores contributed $2.6 million. The same store increase was due to an increase in average loan balance during the year-to-date period, coupled with a slight improvement in the average pawn loan yield. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.
Merchandise gross profit increased $3.5 million from the prior year-to-date period to $7.3 million. This was due to a $2.8 million, or 28% same store sales increase and $4.4 million in sales from new stores, combined with a 4.6 percentage point improvement in gross margins to 42.1%. The prior year cost of goods sold was unusually high due to promotions to liquidate aged and damaged inventory in that period.
The gross profit on jewelry scrapping sales increased $1.5 million from the prior year-to-date period to $2.2 million. Jewelry scrapping revenues increased $6.8 million due to an increase in volume and the sales proceeds per gram. Margins improved 5.0 percentage points to 19.0%. The significant volume increase is due primarily to new store openings and the continuing maturation of stores opened in the prior year. Increased purchases from customers in our jewelry-only pawn stores contributed to the margin improvement.
Operations expense increased to $14.5 million (69% of net revenues) from $7.7 million (72% of net revenues) in the prior year-to-date period. The dollar increase in expense was primarily due to new stores. The improvement as a percent of net revenues is primarily from greater scale at same stores as they mature. We expect further percentage improvements in future periods as we continue to build a larger base of maturing stores to support our new store growth.
In the current year-to-date period, the $10.3 million greater net revenues were partially offset by the $6.8 million higher operations expense, resulting in a $3.5 million increase in store operating income from the Empeño Fácil segment. Empeño Fácil comprised 3% of consolidated store operating income compared to 2% in the prior year-to-date period.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Nine Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Signature loan fees	$107,757	$101,174
Auto title loan fees	15,196	10,455
Merchandise sales	5	—
Jewelry scrapping sales	847	233
Other	524	8

Total revenues	124,329	111,870

Signature loan bad debt	25,392	21,658
Auto title loan bad debt	1,710	1,450
Merchandise cost of goods sold	13	—
Jewelry scrapping cost of goods sold	437	116

Net revenues	96,777	88,646

Operations expense	51,476	47,343

Store operating income	$45,301	$41,303

Other Data:
Signature loan bad debt as a percent of signature loan fees	23.6%	21.4%
Auto title loan bad debt as a percent of auto title loan fees	11.3%	13.9%
Average signature loan balance per store offering signature loans at period-end (a)	$63	$61
Average auto title loan balance per store offering auto title loans at period-end (b)	$19	$19

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheets.
The EZMONEY Operations segment total revenues increased $12.5 million, or 11% to $124.3 million, compared to the prior year-to-date period. This was due to a $10.1 million, or 9% increase in same store total revenues and $2.4 million of total revenues at new stores net of closed or consolidated stores. The overall increase in total revenues was comprised primarily of a $6.6 million increase in signature loan revenues, including both installment loans and payday loans, a $4.7 million increase in auto title loan fees, a $0.6 million increase in jewelry scrapping sales and a $0.5 million increase in other revenues. In August 2010 and January 2011, we introduced installment loans in Colorado and Wisconsin, respectively, as a replacement product for payday loans. This contributed to the migration of some customers from payday loans to installment loans.
In the current year-to-date period, we opened eleven stores in Canada and closed two stores, bringing our total there to 60. At June 30, 2010, we had 35 Canadian stores. In the current year-to-date period, we closed eight EZMONEY stores in the U.S., bringing our total to 436.
The segment’s signature loan net revenues increased $2.8 million, or 4%, to $82.4 million, compared to the prior year-to-date period due to a growth in revenues partially offset by an increase in installment loan bad debt. Total signature loan revenues increased 7% and same store signature loan revenues increased 5% due to the growth in installment loans as the product continues to mature and following its introduction in Colorado and Wisconsin as a replacement for payday loans. Partially offsetting the revenue growth was a 2.2 percentage point increase in bad debt to 23.6% of fees, largely due to the migration of many customers to installment loans. We anticipate bad debt rates will improve over the next several quarters as we fine-tune our underwriting and operational execution specifically on installment loans.
The segment’s net revenues from auto title loans increased to $13.5 million in the current year-to-date period, compared to $9.0 million in the prior year-to-date period, as the product continues to mature. Same store auto title loan fees increased 48%, partially offset by the regulatory elimination of auto title loans in Wisconsin beginning January 1, 2011. Bad debt improved to 11.3% of related fees from 13.9% in the prior year-to-date period mainly due to some operational improvements at our collections center. Following a favorable legislative change, auto title loans were re-introduced in Wisconsin in July 2011, which we expect will increase auto title loan activity in future periods. Including the 35 Wisconsin stores, we now offer auto title loans in 400 EZMONEY stores.
The EZMONEY segment began buying and scrapping gold jewelry in the prior year. The segment generated $0.4 million of jewelry scrapping gross profit in the current year-to-date period, with a 48% gross margin compared to $0.1 million with a 50% gross margin in the prior year-to-date period.
In April 2011, the EZMONEY segment acquired the Cash Converters franchise rights for Canada which allows us to open new stores and operate our Canadian stores as Cash Converters stores. By June 30, 2011, two of our Canadian stores had been rebranded and began buying and selling second-hand goods in addition to offering payday loans. We also began receiving franchise fees from franchisees, comprising the majority of the increase in the segment’s other revenues. Merchandise sales in the year-to-date period were nominal. We expect to rebrand our remaining Canadian stores as Cash Converters stores within the next year.
Operations expense increased to $51.5 million from $47.3 million in the prior year-to-date period but remained flat at 53% of net revenues. The dollar increase was due to additional labor, rent and other costs at new and existing stores.
In the current year-to-date period, the $4.5 million increase in net revenues from auto title loans, the $2.8 million increase in net revenues from signature loans and the $0.8 million increase in jewelry scrapping gross profit and other revenues were partially offset by a $4.1 million greater operations expense, resulting in a $4.0 million, or 10% increase in the segment’s store operating income. The EZMONEY Operations segment comprised 24% of consolidated store operating income compared to 27% in the prior year-to-date period.
Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,
	2011	2010
	(in thousands)
Consolidated store operating income	$190,877	$153,102
Administrative expenses	56,250	39,356
Depreciation and amortization	13,324	10,688
(Gain) / loss on sale or disposal of assets	(2)	1,301
Interest income	(35)	(151)
Interest expense	1,186	1,071
Equity in net income of unconsolidated affiliates	(12,157)	(7,519)
Other	(160)	(103)

Consolidated income before income taxes	132,471	108,459
Income tax expense	46,677	39,017

Net income	$85,794	$69,442

Administrative expenses in the current year-to-date period were $56.3 million (14% of net revenues) compared to $39.4 million (12% of net revenues) in the prior year-to-date period. This increase is primarily due to a pre-tax charge of $10.9 million related to the retirement of our former Chief Executive Officer. This charge included $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. Excluding this charge, administrative expense increased $6.0 million over the prior year-to-date period but remained unchanged at 12% of net revenues in the current year-to-date period.

Depreciation and amortization expense was $13.3 million in the current year-to-date period, compared to $10.7 million in the prior year-to-date period. Depreciation on assets placed in service, primarily at new and acquired stores, was partially offset by assets that were retired or became fully depreciated during the period.
In the current year-to-date period, losses on disposal of assets related to store closures were offset by gains on disposal of other assets. In the prior year-to-date period we recognized a $1.3 million loss on store closures or consolidations including a charge for 11 store closures following the passage of legislation negative to the payday lending industry in Colorado and Wisconsin.
Our $1.2 million net interest expense in the current year-to-date period and $0.9 million in the prior year-to-date period represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit. At June 30, 2011 we had $26.5 million in outstanding debt under our revolving credit agreement compared to $27.5 million of term debt outstanding at the end of the prior year quarter.
Our estimated equity in the net income of Albemarle & Bond remained relatively flat in the current year-to-date period. On November 6, 2009, we acquired approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We acquired additional shares on May 20, 2010 which increased our ownership level to almost 33%. In the current year-to-date period our estimated equity in the net income of Cash Converters was $6.8 million compared to $2.1 million in the prior year-to-date period. The increase was due to an improvement in Cash Converters’ underlying earnings, an increase in our ownership percentage and their earnings being included for only a portion of the prior year-to-date period. As we account for our earnings from Cash Converters on a 3-month lag, the prior year-to-date period included our pro rata share of their results of operations for the 146-day period from our November 6, 2009 initial investment date to the March 31, 2010 end of Cash Converters’ period.
Income tax expense was $46.7 million (35.2% of pretax income) compared to $39.0 million (36.0% of pretax income) for the prior year-to-date period. The decrease in effective tax rates is primarily due to an increase in both domestic employment tax credits and the foreign tax credit on overseas earnings, partially offset by the valuation allowance established for operating losses in our Canada operations during their start-up period.
Consolidated operating income for the current year-to-date period improved $19.5 million over the prior year-to-date period to $121.3 million. Contributing to this were the $30.3 million, $3.5 million and $4.0 million increases in store operating income in our U.S. Pawn, Empeño Fácil and EZMONEY segments, respectively, and the $1.3 improvement in gain/loss on disposal of assets. Partially offsetting these was the $10.9 million charge related to the retirement of our former Chief Executive Officer, the $6.0 million increase in other administrative expenses and the $2.6 million increase in depreciation and amortization. After a $4.6 million increase in our equity in the net income of unconsolidated affiliates, a $7.7 million increase in income taxes and other smaller items, net income improved to $85.8 million. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit, net income increased 34% to $92.9 million from $69.4 million in the prior year-to-date period.
Liquidity and Capital Resources
In the current year-to-date period, our $107.0 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $118.2 million, net of (b) $11.2 million of normal, recurring changes in operating assets and liabilities. In the prior year-to-date period, our $80.5 million cash flow from operations consisted of (a) net income plus several non-cash items, aggregating to $85.8 million, net of (b) $5.3 million of normal, recurring changes in operating assets and liabilities.
In addition to the $107.0 million cash flow from operations, we also increased available liquidity through receipt of $7.3 million in dividends from our unconsolidated affiliates and a $1.5 million increase in net borrowings on our credit facility. The $100.6 million of net cash used in investing activities during the current year-to-date period was funded by cash flow from operations and these other cash sources. In the current year-to-date period, we acquired 32 pawn stores and the trademark and licensing rights of Cash Converters in Canada for $64.8 million, invested $24.4 million in additional property and equipment and invested $18.6 million in additional customer loans net of repayments and the recovery of principal through the sale of forfeited loan collateral. In the current year-to-date period, we incurred $2.4 million of debt issuance costs related to the closing of our new credit agreement. Net of related tax benefits and proceeds from option exercises, we also paid $3.8 million of withholding tax upon the net share settlement of restricted stock vesting.
The net effect of these cash flows was a $1.6 million increase in cash on hand, providing a $27.5 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$26.5	$—	$—	$26.5	$—
Interest on long-term debt obligations	7.1	1.8	3.7	1.6	—
Operating lease obligations	159.3	42.5	65.3	32.5	19.0

Total	$192.9	$44.3	$69.0	$60.6	$19.0

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At June 30, 2011, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $29.6 million. Of that total, $5.9 million was secured by titles to customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the most recent fiscal year ended September 30, 2010, these collectively amounted to $14.9 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 442 U.S. EZMONEY financial services stores, 158 adjoin an EZPAWN store. The lease agreements at approximately 94% of the remaining 284 free-standing EZMONEY stores contain provisions that limit our exposure to additional rent if laws were enacted that had a significant negative effect on our operations at these stores.
In the remaining three months of the fiscal year ending September 30, 2011, we plan to open approximately 30 new stores for an aggregate investment of $3.6 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt and issued $5.0 million of bank letters of credit, leaving $170 million available on the facility. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2011 and expect to remain in compliance based on our expected future performance.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
On January 13, 2011, the SEC declared effective our “shelf” Registration Statement on Form S-4, registering two million shares of our Class A Non-Voting Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities. As of June 30, 2011, we had not issued any of the shares covered by the registration statement.
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

We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At June 30, 2011, the allowance for Expected LOC Losses was $1.7 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $29.6 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining three months of the fiscal year ending September 30, 2011, our interest expense during that period would increase by approximately $33,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at June 30, 2011.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters and our owned operations in Mexico and Canada. Albemarle & Bond’s functional currency is the British pound, Cash Converter’s functional currency is the Australian dollar, our Mexican operation’s functional currency is the Mexican peso, and our Canadian operation’s functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates. Separate discussion regarding the Canadian dollar is not presented as our Canadian operations are not yet material.
The translation adjustment from Albemarle & Bond representing the strengthening in the British pound during the quarter ended March 31, 2011 (included in our June 30, 2011 results on a three-month lag) was a $0.7 million increase to stockholders’ equity. On June 30, 2011, the British pound weakened to £1.00 to $1.6018 U.S. compared to $1.6032 at March 31, 2011.
The translation adjustment from Cash Converters representing the strengthening in the Australian dollar during the quarter ended March 31, 2011 (included in our June 30, 2011 results on a three-month lag) was a $0.7 million increase to stockholders’ equity. On June 30, 2011, the Australian dollar strengthened to $1.00 Australian dollar to $1.0595 U.S. from $1.0309 at March 31, 2011.
The translation adjustment representing the strengthening of the Mexican peso during the quarter ended June 30, 2011 was a $0.4 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On June 30, 2011, the peso strengthened to $1.00 Mexican peso to $0.0845 U.S. from $0.0836 at March 31, 2011.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Credit Agreement, dated May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Syndication Agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2011 and filed May 12, 2011, Commission File No. 0-19424)

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011, June 30, 2010 and September 30, 2010; (ii) Consolidated Statements of Income for the three month and nine month periods ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2011 and June 30, 2010; and (iv) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.
Date: August 5, 2011	/s/ Stephen A. Stamp
Stephen A. Stamp
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Credit Agreement, dated May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Syndication Agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2011 and filed May 12, 2011, Commission File No. 0-19424)

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011, June 30, 2010 and September 30, 2010; (ii) Consolidated Statements of Income for the three month and nine month periods ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2011 and June 30, 2010; and (iv) Notes to Consolidated Financial Statements.