Form 10-K
period 2011-09-30
EZCORP INC
filed 2011-11-23
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant was $1,449 million, based on the closing price on the NASDAQ Stock Market on March 31, 2011.
As of October 31, 2011, 47,387,572 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2011
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
Item 1. Business
General
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of specialty consumer financial services and a reseller of second-hand goods. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of financial services including payday loans, installment loans and auto title loans, or fee-based credit services to customers seeking loans.
At September 30, 2011, we operated a total of 1,111 locations, consisting of 433 U.S. pawn stores (operating as EZPAWN or Value Pawn), 178 pawn stores in Mexico (operating as Empeño Fácil or Empeñe Su Oro), 436 U.S. financial services stores (operating primarily as EZMONEY), 49 financial services stores in Canada (operating as CASHMAX) and 15 financial and retail services stores in Canada (operating as Cash Converters). We own almost 30% of Albemarle & Bond Holdings, PLC, one of the United Kingdom’s largest pawnbroking businesses with over 150 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 600 locations that provide financial services and buy and sell second-hand goods. In fiscal 2011, we acquired the Cash Converters master franchise rights in Canada and became the franchisor of 13 franchised stores. We are in the process of rebranding the majority of our Canadian stores as “Cash Converters” stores and introducing into them the buying and selling of second-hand goods.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers and new or refurbished merchandise from third party vendors. At our financial services stores and at some of our pawn stores, we offer a variety of loan products, including single-payment, non-collateralized payday loans with maturity dates typically ranging from 7 to 30 days; non-collateralized installment loans that may be repaid over extended periods of up to seven months; 30-day loans secured by automobile titles; and revolving lines of credit both unsecured and secured by automobile titles. In our Cash Converters stores, we also buy and sell second-hand goods. Our financial services stores in Texas do not offer loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders. Some of our Texas pawn stores also offer credit services in addition to pawn loans.
In many of our stores and online, customers may obtain our general-purpose, branded reloadable debit cards (called the “Change Card”). Customers may elect to deposit their payroll to the card either through direct deposit or by loading paper checks onto the card, and may elect to receive loan proceeds on the card. Among other services, customers may then use the cards to withdraw cash, make purchases at any vendor accepting branded debit cards, pay bills online, establish a savings account and invest in a mutual fund. The cards are issued by a bank, and we receive a portion of the fees charged for activity on the cards.
Our business consists of three reportable segments. The U.S. Pawn Operations segment operates only in the United States. The Empeño Fácil segment operates only in Mexico. The EZMONEY Operations segment operates 430 stores in the United States and 64 stores in Canada. For revenues, profitability, assets and other information attributable to each of our segments, see Note R, “Operating Segment Information” to our consolidated financial statements contained in Item 8 of this annual report.

The following table presents store data by segment:

	Fiscal Year Ended September 30, 2011
	Company-owned Stores
			EZMONEY
	U.S. Pawn Operations	Empeño Fácil	Operations	Consolidated	Franchises
Stores in operation:
Beginning of period	396	115	495	1,006	—
New openings	10	57	15	82	1
Acquired	34	6	—	40	13
Sold, combined or closed	(1)	—	(16)	(17)	(1)

End of period	439	178	494	1,111	13

The following components comprised our total revenues:

	Fiscal Years Ended September 30,
	2011	2010	2009
Merchandise sales	33%	33%	35%
Jewelry scrapping sales	24%	24%	20%
Pawn service charges	23%	22%	22%
Signature loan (including credit service) fees	17%	19%	22%
Auto title loan (including credit service) fees	3%	2%	1%

Total revenues	100%	100%	100%
Pawn and Retail Activities
Our pawn stores make pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. At September 30, 2011, we had an aggregate pawn loan principal balance of $145.3 million, and the average pawn loan was approximately $120. We earn pawn service charge revenue on our pawn lending. In the year ended September 30, 2011 (“fiscal 2011”), pawn service charges accounted for approximately 23% of our total revenues and 38% of our net revenues.
While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $125 and $135 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically equate to between $65 and $70 U.S. dollars. In fiscal 2011, 2010 and 2009, approximately 81%, 80% and 79%, respectively, of our pawn loans were redeemed in full or were renewed or extended.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Approximately 62% of our pawn loan collateral is jewelry, and the vast majority of that is gold jewelry. We do not evaluate the creditworthiness of a pawn customer, but rely on the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 25% to 65% of the pledged property’s estimated resale value depending on an evaluation of these factors. The sources of information we use to determine the resale value of collateral include our computerized valuation software, gold values, internet retail and auction sites, catalogues, newspaper advertisements and previous sales of similar merchandise.
The collateral is held through the duration of the loan, which the customer may renew or extend by paying accrued pawn service charges. Through our lending guidelines, we maintain an annual redemption rate (the percentage of loans made that are repaid, renewed or extended) between 79% and 82%. If a customer does not repay, renew or extend a loan, the collateral is forfeited to us and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. We provide an inventory valuation allowance to ensure that this forfeited collateral is valued at the lower of cost or market.

The table below shows our dollar amount of pawn loan activity for fiscal 2011, 2010 and 2009:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In millions)
Loans made	$505.2	$416.4	$340.3
Loans repaid	(273.5)	(222.2)	(181.3)
Loans forfeited	(215.3)	(177.8)	(155.7)
Loans acquired in business acquisitions	8.6	2.7	23.3
Change due to foreign currency exchange fluctuations	(0.9)	0.4	(0.9)

Net increase in pawn loans outstanding at the end of the year	$24.1	$19.5	$25.7

Loans renewed	$173.4	$124.8	$107.1
Loans extended	$979.6	$805.3	$592.4
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
In our pawn stores and certain financial services stores, we acquire inventory for retail sales through pawn loan forfeitures and through purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. During fiscal 2011, 2010 and 2009, we realized gross margins on sales of 43%, 42% and 40%, respectively.
Jewelry sales represent approximately half of our total sales, with the remaining sales consisting primarily of consumer electronics, tools, sporting goods and musical instruments. We believe our ability to offer quality second-hand goods and refurbished goods at prices significantly lower than original retail prices attracts value-conscious customers.
During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Years Ended September 30,
	2011	2010	2009
Forfeited pawn loan collateral	68%	69%	69%
Purchases from customers	30%	30%	22%
Acquired in business acquisitions	2%	1%	9%
For fiscal 2011, 2010 and 2009, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 57%, 56% and 55% of our total revenues, or 37%, 36% and 35% net revenues respectively, after deducting the cost of goods sold. As a significant portion of our inventory and sales involve gold jewelry, our results can be heavily influenced by the market price of gold, which has increased over the past several years.
Customers may purchase an extended return plan (called a “product protection plan”) that allows them to return or exchange certain general (non-jewelry) merchandise sold through our retail pawn operations within three to six months of purchase. We recognize the fees for this service as revenue ratably over the three to six month period.

We also offer a jewelry VIP package, which guarantees customers a minimum future pawn loan amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry, and provides minor repair service on the item sold. These fees are recognized upon sale. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% to 20% of the item’s sale price. We hold the item for a 60 to 180-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2011, we held $6.2 million in customer layaway deposits. We record product protection, jewelry VIP and layaway fees as sales revenue, as they are incidental to sales of merchandise.
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 9.5% of gross inventory at September 30, 2011 compared to 7.4% at September 30, 2010. The higher valuation allowance is reflective of a shift in inventory from jewelry to general merchandise, as the change in the aging of inventory remained relatively flat, with 12.2% aged greater than one year at September 30, 2011 compared to 12.0% at September 30, 2010.
Financial Services
We also offer a variety of financial services to customers who do not have access to other sources of credit. Many customers find our financial services a more attractive alternative than borrowing from friends or family or incurring insufficient fund fees, overdraft protection fees, utility reconnect fees and other charges imposed when they have insufficient cash to meet their needs. By utilizing our financial services, customers can exercise greater control of their personal finances without damaging the relationships they have with their merchants, service providers and family members.
The specific financial services offered varies by location, but generally include some or all of the following:
Signature Loans — Short-term non-collateralized loans are sometimes referred to as signature loans. We offer three principal types of signature loans:
•	Payday loans — Payday loans are short-term loans (generally less than 30 days and averaging about 16 days) with due dates corresponding to the customer’s next payday. Principal amounts of payday loans can be up to $1,500, but average approximately $435. We typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period.

•	Installment loans —Installment loans are subject to state law and typically carry a term of four to seven months, with a series of equal installment payments due monthly, semi-monthly or on customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. Installment loan principal amounts range from $100 to $3,000, but average approximately $530.

•	Line of credit —Revolving lines of credit operate similarly to a typical credit card. Customers may borrow as needed, may fully repay borrowed amounts at any point, and are billed at regular intervals with certain minimum principal and fee payment requirements due in each billing cycle. Billing cycle due dates range from two weeks to a month and generally correspond with customers’ paydays. Customers may borrow up to their approved credit line, and may re-borrow any repaid amounts. We provide lines of credit ranging from $100 to $700 and typically charge an annual fee of $30 per account and a monthly fee approximating 43% of the amount borrowed.
Auto Title Loans — We offer two principal types of auto title loans:
•	Single payment auto title loans —Single payment auto title loans are 30-day loans collateralized by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $810. Loan amounts are established based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. We earn a fee of 12.5% to 25% of auto title loan amounts.

•	Auto title line of credit —the terms and fee structure of auto title lines of credit are similar to those of unsecured lines of credit described above, except that they are secured by the titles to customers’ automobiles. We provide lines of credit ranging from $100 to $8,000 and typically charge an initial lien fee per account and a monthly fee approximating 25% of the amount borrowed.
Debit Cards — In many of our stores and online, customers may obtain general-purpose, branded reloadable debit cards. Customers may elect to deposit their payroll to the card either through direct deposit or by loading paper checks onto the card, and may elect to receive certain types of loan proceeds on the card. Among other services, customers may then use the cards to withdraw cash, make purchases at any vendor accepting branded debit cards, pay bills online, and invest in a mutual fund. The cards are issued by a more bank, and we receive a portion of the fees charged for activity on the cards.
In our Texas stores, we do not offer loans themselves, but offer fee-based credit services to customers seeking loans. In these locations, we act as a credit services organization (or “CSO”) on behalf of customers in accordance with applicable state and local laws, and offer advice and assistance to customers in obtaining loans from unaffiliated lenders. Our services include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents and accepting loan payments for the lenders. We do not make, fund or participate in the loans made by the lenders, but we assist customers in obtaining credit and enhance their creditworthiness by issuing letters of credit to guarantee customers’ payment obligations to the independent third-party lenders. For credit services in connection with arranging a payday loan (average loan amount of about $520), our fee is 21.75% of the loan amount. For credit services in connection with arranging an unsecured installment loan (average loan amount of about $2,015), our fee is 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. For credit services in connection with arranging an auto title loan (average loan amount of about $840), the fee is 25% of the loan amount.
Single-payment payday loans are considered defaulted if they are not repaid or renewed by the maturity date, outstanding amounts on unsecured lines of credit are considered defaulted if customers do not timely make one required scheduled payment and installment loans are considered defaulted if the customer has failed to make two consecutive installment payments. Although defaulted loans may be collected later, we charge the loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection. We provide for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. Our signature loan balance represents the principal amount of all active (non-defaulted) loans, net of this valuation allowance.
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
The table below shows the dollar amount of our signature loan activity for the three most recent fiscal years. For purposes of this table, signature loan balances include the principal portion of payday loans and installment loans (net of valuation allowance) recorded on our balance sheet and the principal portion of such active brokered loans outstanding from unaffiliated lenders, which is not included on our balance sheet. In fiscal 2011, new loans were renewed 1.5 times on average, down from 1.8 times in fiscal 2010 and 1.9 times in fiscal 2009.

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In millions)
Combined signature loans:
Loans made	$249.4	$233.8	$217.3
Loans repaid	(216.7)	(200.7)	(184.0)
Loans forfeited, net of collections on bad debt	(34.1)	(30.7)	(32.6)

Net increase in signature loans outstanding at the end of the year	$(1.4)	$2.4	$0.7

Loans renewed	$366.5	$425.5	$437.6

Loans made by unaffiliated lenders (credit services only):
Loans made	$113.7	$114.0	$114.0
Loans repaid	(94.1)	(92.5)	(90.6)
Loans forfeited, net of collections on bad debt	(21.6)	(21.5)	(23.9)

Net increase in loans outstanding at the end of the year	$(2.0)	$—	$(0.5)

Loans renewed	$336.9	$364.1	$366.7

Loans made by us:
Loans made	$135.7	$119.8	$103.3
Loans repaid	(122.6)	(108.2)	(93.4)
Loans forfeited, net of collections on bad debt	(12.5)	(9.2)	(8.7)

Net increase in loans outstanding at the end of the year	$0.6	$2.4	$1.2

Loans renewed	$29.6	$61.4	$70.9
Signature loans are unsecured, and their profitability is highly dependent on our ability to manage the default rate and collect defaulted loan principal, interest and insufficient fund fees. In determining whether to lend or provide credit services, we perform a review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where the customers may be contacted.
We began offering auto title loans in September 2008. The table below shows the dollar amount of our auto title loan activity for the three most recent fiscal years. For purposes of this table, auto title loan balances include the principal portion of auto title loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered auto title loans outstanding from unaffiliated lenders, which is not included on our balance sheet.

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In millions)
Combined auto title loans:
Loans made	$27.8	$25.3	$5.6
Loans repaid	(24.5)	(14.7)	(2.5)
Loans forfeited, net of collections on bad debt	(4.0)	(4.5)	(0.4)
Loans acquired in business acquisition	—	—	1.1

Net increase in auto title loans outstanding at the end of the year	$(0.7)	$6.1	$3.8

Loans renewed	$70.5	$56.8	$14.0

Loans made by unaffiliated lenders (credit services only):
Loans made	$16.3	$16.0	$3.3
Loans repaid	(15.7)	(9.3)	(1.0)
Loans forfeited, net of collections on bad debt	(1.4)	(2.1)	(0.2)
Loans acquired in business acquisition	—	—	—

Net increase in loans outstanding at the end of the year	$(0.8)	$4.6	$2.1

Loans renewed	$56.0	$40.7	$4.9

Loans made by us:
Loans made	$11.5	$9.3	$2.3
Loans repaid	(8.8)	(5.4)	(1.5)
Loans forfeited, net of collections on bad debt	(2.6)	(2.4)	(0.2)
Loans acquired in business acquisition	—	—	1.1

Net increase in loans outstanding at the end of the year	$0.1	$1.5	$1.7

Loans renewed	$14.5	$16.1	$9.1
Auto title loans are secured by the titles to customers’ automobiles. Lending decisions and loan amounts are determined based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. Through charges to bad debt expense, we provide a bad debt allowance on the current and delinquent balances of auto title loans and auto title lines of credit, and increase the allowance as the loans age or in response to other potential indicators of loss. Auction proceeds from repossessed automobiles are recorded as an offset to bad debt.
At the time a signature loan or auto title loan is made, a loan agreement and credit services agreement, when applicable, are given to the borrower. It presents the name and address of the lender, the borrower and the credit services company when applicable, the borrower’s identification information, the date of the loan, the amount financed, the interest or service charges due on maturity, the maturity date of the loan, the total amount that must be paid and the annual percentage rate. At the time a line of credit is granted, customers receive a similar agreement specifying the terms of the credit line, fees and annual percentage rate and repayment terms.
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
Signature loan and auto title loan fees are generally highest in our third and fourth fiscal quarters (April through September) due to a higher average loan balance during the summer lending season. Signature loan and auto title loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the third and fourth fiscal quarters and lowest in the second fiscal quarter due primarily to the impact of tax refunds in the U.S.
The net effect of these factors is that net revenues and net income typically are strongest in the fourth fiscal quarter and weakest in the third fiscal quarter. Our cash flow typically is greatest in the second fiscal quarter due to a high level of loan redemptions and sales in the U.S. income tax refund season.
Operations
A typical company pawn store employs approximately six full-time equivalent employees (“FTEs”), consisting of a store manager, an assistant manager and four pawnbrokers. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of our regional directors. Managers and regional directors receive incentive compensation based on their performance in comparison to an operating budget. Our U.S. pawnbrokers are also eligible to receive incentive compensation based on the store’s performance and their individual productivity performance. The incentive compensation for our pawn employees typically ranges between 5% and 30% of their total compensation.
Financial services stores typically employ two to three FTEs per location, consisting of a store manager and one or two customer service representatives. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager, who is responsible for the stores within a specific operating area and reports to a regional director. Managers and regional directors receive incentive compensation based on their performance in comparison to an operating budget.
In the majority of our financial services stores, store employees attempt to collect defaulted signature loans in the first 30 days after default. After the initial 30 days, our centralized collection center assumes collection responsibility for these stores’ loans. The centralized collection center also collects defaulted signature loans for all other locations from the date of default. After attempting to collect for approximately 90 days, we generally sell the remaining defaulted signature loans to a third party or refer them to an outside collection agency for a contingency fee.
We have an internally developed store level point of sale system that automates the recording of pawn, merchandise purchase and sale transactions. We also have a separate loan management computer system specifically designed to handle signature loan and auto title loan transactions. We have redundant backup systems in the event of a system failure or natural disaster. Financial data from all stores is processed at the corporate office each day, and the preceding day’s data are available for management review via our internal network. Our communications network provides information access between the stores and the corporate office.
Our internal audit staff monitors the perpetual inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. Each location is typically audited several times annually, adjusted based on estimated risk.
As of September 30, 2011, we employed approximately 5,600 people. We believe that our success is dependent upon our employees’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. We seek to hire people who will become long-term, career employees. To achieve our long-range personnel goals, we offer a structured career development program for all of our field associates. This program encompasses computer-based training, formal structured classroom training and supervised on-the-job training. All store associates, including managers, must meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our career development program develops and advances our employees and provides training for the efficient integration of experienced managers and associates from outside the company.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the names “EMPEñO FáCIL” and “EMPEñE SU ORO AL INSTANTE.” Our U.S. financial services stores operate under a variety of names, including “EZMONEY Payday Loans,” “EZ Loan Services,” “EZ Payday Advance,” “AAA Payday Loans” and “EZPAWN Payday Loans” and our CSO stores operate under the name “EZMONEY Loan Services.” Our financial services stores in Canada operate under the names “CASHMAX” or “Cash Converters.” We have registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEñO FáCIL” and are the master franchisee in Canada for the “Cash Converters” brand.
Growth and Expansion
We plan to expand the number of locations we operate through opening new locations and through acquisitions. We believe that in the near term the largest growth opportunities are with new pawn stores in Mexico and the U.S., Cash Converters stores in Canada, pawn store acquisitions in the United States and online lending, both in the U.S. and internationally. We continually evaluate and test new products and formats, which may result in further expansion opportunities.
In fiscal 2011, we acquired 34 U.S. pawn stores, six Mexico pawn stores and the trademark and licensing rights of Cash Converters in Canada for a total of $75.2 million. The U.S. pawn stores were located in the Chicago area, Georgia, Florida, Iowa, Wisconsin and Utah, and the Mexico stores were in the states of Hidalgo and Tlaxcala. During fiscal 2011, we also opened 10 pawn stores in the United States, 57 pawn stores in Mexico, 10 financial services and 5 financial and retail services stores in Canada. In fiscal 2012, we plan to open approximately 55 to 65 pawn stores in Mexico, 12 to 15 pawn stores in the United States, and 10 Canadian Cash Converters locations.
All licensing rights and stores were acquired as part of our continuing strategy to acquire pawn stores and other assets to enhance and diversify our earnings. The results of all acquired stores have been consolidated with our results since their acquisition.
The cost of opening new stores varies based on the size, type and location of stores opened. During fiscal 2011, the new U.S. pawn stores opened required an average property and equipment investment of approximately $326,000. The new Canadian financial services stores required an average property and equipment investment of approximately $83,000 and the financial and retail services stores required an average property and equipment investment of approximately $184,000. In fiscal 2011 we opened 43 full line pawn stores and 14 Empeñe Su Oro jewelry-only pawn stores and for a total of 57 new pawn stores in Mexico. The full line pawn stores required an average property and equipment investment of approximately $130,000 and the jewelry-only stores required an average property and equipment investment of approximately $50,000.
Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may adversely affect our revenues, profitability and ability to expand. In our lending businesses, we compete with other pawn stores, payday lenders, credit service organizations, banks, credits unions and other financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than our service charges, and on other terms that may be more favorable than ours or through other market channels, such as online which some customers may prefer. We believe that the primary elements of competition are the quality of customer service and relationship management, convenience, store location, a customer friendly environment and the ability to loan competitive amounts at competitive rates. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional focus, automated management information systems, access to capital, superior customer service and the ability to offer certain services online.
Our competitors for merchandise sales include numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value and convenience.
In offering general purpose, reloadable debit cards, our competitors include other specialty financial service providers, banks and credit unions as well as specialists in offering debit cards. Competitive factors in our debit card operations include offering competitive, comprehensive services at competitive rates.
The pawn industry in the United States is large and highly fragmented. The industry consists of approximately 13,000 pawn stores owned primarily by independent operators who own one to three locations, and we consider the industry relatively mature. We are the second largest operator of pawn stores in the United States, with 433 locations at September 30, 2011. The three largest pawn store operators account for approximately ten percent of the total estimated pawn stores in the United States.
The pawn industry in Mexico is also fragmented, but less so than in the United States. The industry consists of approximately 5,000 pawn stores owned by independent operators and chains, including some not-for-profit organizations. The pawn industry, particularly full-line stores offering general merchandise and jewelry loans and resale, remains in more of an expansion stage in Mexico than in the United States. The market for gold-only pawn stores is still in an expansion phase in Mexico, although is closer to maturity than full-line stores.
The specialty financial services industry in the United States is mature and is larger and more concentrated than the pawn industry. The industry consists of a number of online lenders and approximately 20,000 locations that are either mono-line stores offering only short-term consumer loans, or other businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores, automobile title loan stores, pawn stores and stores offering reloadable debit cards. The ten largest short-term consumer loan companies, including us, operate approximately 45% of the total number of physical locations, and online competition has increased in recent years. Recently, several national and regional banks have begun offering cash advance products with similar characteristics and rate structures to our short-term consumer loans.
The specialty financial services industry in Canada remains in a growth stage. The industry consists of approximately 1,500 locations that are either mono-line stores offering only short-term consumer loans or other businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores, pawn stores and stores offering reloadable debit cards or bank accounts. The Canadian short-term consumer loan industry is highly concentrated, with the three largest companies operating approximately 74% of the total number of locations.
Strategic Investments
Albemarle & Bond — At September 30, 2011, we held almost 30% of the outstanding shares of Albemarle & Bond Holdings PLC. At June 30, 2011, the latest date at which Albemarle & Bond has publicly reported results, Albemarle & Bond operated over 150 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing and retail jewelry. For Albemarle & Bond’s fiscal year ended June 30, 2011, its gross revenues increased 24% to £101.9 million ($162.0 million), its net income increased 6% over the prior year to approximately £15.3 million ($24.3 million), and its diluted earnings per share increased 7% to £0.2770 ($0.4406). Albemarle & Bond is based in Bristol, England, and its stock is publicly traded on the Alternative Investment Market of the London Stock Exchange. We are its largest single shareholder and currently hold three of the nine seats on Albemarle & Bond’s board of directors. We account for our investment in Albemarle & Bond under the equity method. In fiscal 2011, our interest in Albemarle & Bond’s income was $7.3 million and we received dividends of $3.2 million. Based on the closing price and exchange rates on September 30, 2011, the market value of our investment in Albemarle & Bond was approximately $91.7 million compared to its book value of $48.4 million.
Cash Converters International — At September 30, 2011, we owned 124,418,000 shares, or approximately 33% of the total ordinary shares of Cash Converters International Limited, which is a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. As its largest single shareholder and pursuant to a shareholder agreement, we hold two of the five seats on Cash Converters’ board of directors. Cash Converters franchises and operates a worldwide network of approximately 600 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans, and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom. In the short-term, we expect Cash Converters will continue buying back franchised locations and converting them into company operated stores as well as increasing its portfolio of short-term consumer loans in Australia and the U.K. If proposed Australian legislation limiting fees on short-term consumer loans is passed, Cash Converters has indicated it may limit its short-term consumer lending in Australia and redirect capital elsewhere, including a greater focus on the United Kingdom.
For its fiscal year ended June 30, 2011, Cash Converters’ gross revenue improved 48% to AUS $186.1 million (U.S. $184.0 million), net income improved 27% to AUS $27.6 million (U.S. $27.3 million), and diluted earnings per share increased 10% to AUS $0.0723 (U.S. $0.0710). For the year, Cash Converters paid dividends of AUS $0.0325 (U.S. $0.0321) per share. We account for our investment in Cash Converters under the equity method. In fiscal 2011, our interest in Cash Converters’ income was $8.9 million and we received dividends of $4.1 million. Based on the closing price and exchange rates on September 30, 2011, the market value of our investment in Cash Converters was approximately $53.6 million compared to its book value of $71.9 million.
In March 2011, we entered into an agreement with Cash Converters to increase our ownership to approximately 53% and to enter into two joint ventures to develop the Cash Converters business in areas outside of Australia and the United Kingdom. In August 2011 and before the plan had been submitted to Cash Converters’ shareholders for approval, we terminated that agreement as a result of the introduction of proposed legislation in Australia that could have an adverse effect on Cash Converters’ signature loan business there. We continue to hold our existing 33% investment in Cash Converters, as well as the Cash Converters master franchise rights in Canada. We have already converted 10 of our existing Canadian financial services stores to the Cash Converters brand and have added the Cash Converters buy/sell model, and we expect to convert most of the remaining stores during fiscal 2012. In addition, in October 2011 we acquired substantially all the assets of Cash Converters United LC, including seven stores doing business under the Cash Converters brand in Virginia and Pennsylvania, the exclusive right to develop Cash Converters stores in Virginia, North Florida and Eastern Pennsylvania, and a right of first refusal to acquire the Cash Converters franchise rights in the District of Columbia and 17 other states in the East, South, Midwest and Southwest.
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
Short-Term Consumer Loan Regulations
Each state in which we offer short-term consumer loan products has specific laws and regulations dealing with the conduct of this business. These laws and regulations vary in scope, but generally require licensing of locations, establish loan terms, provide for consumer protections and disclosures, and permit periodic regulatory examinations. In the case of payday loans, most applicable laws and regulations limit the amount of fees that may be charged, establish maximum loan amounts and duration, and restrict the customer’s ability to renew or extend the loan. Some states require reporting of customers’ payday loan activities to a state-wide database, and prohibit the making of payday loans to customers who have payday loans outstanding with other lenders. Some municipalities in which we operate also impose various rules and regulations, primarily related to zoning and licensing requirements, but in some cases related to loan terms (such as maximum loan amounts, maximum number of renewals or extensions and mandatory principal paydowns). Failure to observe applicable legal requirements could result in a loss of license, the imposition of fines or customer refunds, and other civil or criminal penalties.
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
In Texas, we do not make loans to customers, but rather offer fee-based credit services, including assistance in arranging loans with independent third-party lenders. As required by state law, we are registered as a Credit Services Organization (“CSO”) in order to provide such services and, pursuant to new state laws effective January 1, 2012, will be licensed as a Credit Access Business (“CAB”). The applicable CSO law requires us to provide each customer with an upfront disclosure statement describing, among other things, the services to be provided and the fees to be charged and, upon entering into a transaction, with a written contract fully describing the services provided. The law prohibits us from receiving compensation solely for referring a customer to a lender and also provides for other disclosure requirements, cancellation rights for customers, and prohibitions on fraudulent or deceptive conduct. The new law governing CABs requires us to provide conspicuous notices regarding fees and certain other disclosures and requires us to report certain information regarding customer transactions to the Office of the Consumer Credit Commissioner. Violations of these laws could subject us to criminal and civil liability. The independent lenders are not required to be licensed and are not regulated by any state agency so long as the interest rate charged on the loan does not exceed 10% per annum. The lenders are also permitted to charge late fees and insufficient funds fees. The lenders are subject to the federal regulations described below with regard to their lending activities.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. This new federal law, among other things, establishes a Bureau of Consumer Financial Protection, which will regulate companies that offer or supply consumer financial products and services, including payday loans, pawn loans and other products and services that we offer. The act contains provisions relating to the establishment of the bureau, the transfer of authority and staff from existing federal regulatory agencies and the provision of funding for the bureau. Those provisions are still in the implementation stage, and until the bureau has become operational and begins to propose rules and regulations that apply to our activities, it is not possible to accurately predict what affect the bureau will have on our business.
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
•	Changes in laws and regulations affecting our financial services and products could have a material adverse effect on our operations and financial performance. Our financial products and services are subject to extensive regulation under various federal, state, local and international laws and regulations. There have been, and continue to be, legislative and regulatory efforts to regulate, prohibit or severely restrict some of the types of short-term financial services and products we offer, particularly payday loans and auto title loans.

As noted above under “Item 1 — Business — Regulation,” the Dodd-Frank Wall Street Reform and Consumer Protection Act establishes a Bureau of Consumer Financial Protection, which will have the power to, among other things, regulate companies that offer or supply payday loans, pawn loans and other products and services that we offer. Until the bureau has become operational and begins to propose rules and regulations that apply to our activities, it is not possible to accurately predict what affect the bureau will have on our business. There can be no assurance that the bureau will not propose and enact rules or regulations that would have a material adverse effect on our operations and financial performance.

Adverse legislation could also be enacted in any state or municipality in which we operate. If such legislation is enacted in any particular jurisdiction, we generally evaluate our business in the context of the new legislation and determine whether we can continue to operate in that jurisdiction with new or modified products or whether it is feasible to enhance our business with additional product offerings. In any case, if we are unable to continue to operate profitably under the new law, we may decide to close or consolidate stores, resulting in decreased revenues, earnings and assets.

In addition, any financial services business that we undertake directly in international jurisdictions, as well as the financial services businesses conducted by our strategic affiliates, are subject to a variety of regulation by international governmental authorities. Adverse legislation or regulations could be enacted in any of such international jurisdictions, with the result that the financial services business in that jurisdiction becomes less profitable or unprofitable. For example, in August 2011, legislation was proposed in Australia that would, among other things, limit the interest charged on certain consumer loans and prohibit loan extensions and refinancings. If this legislation is enacted in its currently proposed form, Cash Converters International’s consumer loan business in Australia may be adversely affected, which could have the effect of decreasing Cash Converters International’s revenues and earnings.

Many of the legislative and regulatory efforts that are adverse to the short-term consumer loan industry are the result of the negative characterization of the industry by some consumer advocacy groups and some media reports that do not focus on the credit risk and high transaction costs of serving our segment. We can give no assurance that there will not be further negative characterizations of our industry or that legislative or regulatory efforts to eliminate or restrict the availability of certain short-term loan products, including payday loans and auto title loans, will not be successful despite significant customer demand for such products. Such efforts, if successful, could have a material adverse effect on our operations or financial performance.

•	A significant or sudden decrease in gold values may have a material impact on our earnings and financial position. Gold jewelry comprises a significant portion of the collateral security for our pawn loans and our inventory, and gold scrapping accounts for a significant portion of our revenues and gross profit. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on our financial position and results of operations of a hypothetical decrease in gold values cannot be reasonably estimated because the market and competitive response to changes in gold values is not known; however, a significant decline in gold values could result in decreases in sales, sales margins, and pawn service charge revenues.

•	A significant portion of our business is concentrated in Texas. Over half of our financial services stores and almost half of our domestic pawn stores are located in Texas, and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas has been, and continues to be, relatively favorable for our business activities. We have been successful in growing and expanding our businesses in areas outside Texas for the past several years, and we expect that our business in other areas (including Mexico and Canada) will continue to grow faster than our business in Texas. In the foreseeable future, however, a negative legislative or regulatory change in Texas could have a material adverse effect on our overall operations and financial performance.

•	A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position. We have foreign operations in Mexico and Canada and equity investments in the United Kingdom and Australia. Our assets, investments in, earnings from and dividends from each of these must be translated to U.S. dollars from their respective functional currencies of the Mexican peso, Canadian dollar, British pound and the Australian dollar. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a material adverse impact on our financial position, results of operations and cash flows.

•	Prolonged periods of economic recession and unemployment could adversely affect our lending and retail businesses. All of our businesses, like other businesses, are subject to fluctuations based on varying economic conditions. Economic conditions and general consumer confidence affect the demand for our retail products and the ability and willingness of our customers to utilize our loan products and services. Our signature loan products and services require the customer to have a verifiable recurring source of income. Consequently, we may experience reduced demand for our signature loan products during prolonged periods of high unemployment. Weakened economic conditions may also result in an increase in loan defaults and loan losses. Even in the current economic environment, we have been able to efficiently manage our bad debt through our underwriting and collection efforts. There can be no assurance that we will be able to sustain our current bad debt rates or that we will not experience increasing difficulty in collecting defaulted loans.

•	A significant portion of our short-term consumer loan revenues and profitability is dependent upon the ability and willingness of unaffiliated lenders to make loans to our customers. In Texas, where over half of our financial services stores are located, we do not make short-term consumer loans to customers, but assist customers in arranging loans with unaffiliated lenders. Our short-term consumer loan business could be adversely affected if (a) we were to lose our current relationships with unaffiliated lenders and were unable to establish a relationship with another unaffiliated lender who was willing and able to make short-term loans to our Texas customers or (b) the unaffiliated lenders are unable to obtain capital or other sources of funding at appropriate rates.

•	Achievement of our growth objectives is dependent upon our ability to open and acquire new stores. Our expansion strategy includes opening new stores and acquiring existing stores. The success of this strategy is subject to numerous factors that cannot be predicted or controlled, such as the availability of acceptable locations, the ability to obtain required government permits and licenses, the availability of attractive acquisition candidates and our ability to attract, train and retain qualified associates. Failure to achieve our expansion goals would adversely affect our prospects and future results of operations.

•	Changes in the business, regulatory or political climate in Mexico or Canada could adversely affect our operations in those countries, which could adversely affect our growth plans. Our growth plans include significant expansion in Mexico and Canada. Changes in the business, regulatory or political climate in either of those countries, or significant fluctuations in currency exchange rates could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows.

•	Drug related violence could adversely affect our operations and growth plans in Mexico. To date, the drug related violence in Mexico has been most prevalent along the United States border and other areas where we do not have a significant presence, and has had little effect on our operations. If the violence were to spread to other areas of Mexico, where we have a greater presence, it could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations, cash flows and assets.

•	Fluctuations in our sales, pawn loan balances, sales margins, pawn redemption rates and loan default and collection rates could have a material adverse impact on our operating results. We regularly experience fluctuations in a variety of operating metrics. Changes in any of these metrics, as might be caused by changes in the economic environment, competitive pressures, changes in customers’ tastes and preferences or a significant decrease in gold prices could materially and adversely affect our profitability and ability to achieve our planned results of operations.

•	Changes in our liquidity and capital requirements or in banks’ abilities or willingness to lend to us could limit our ability to achieve our plans. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. We currently have a credit agreement with a syndicate of banks. If one of those lenders is unable to provide funding in accordance with its commitment, our available credit could be reduced by the amount of that lender’s commitment.

•	Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans. We encounter significant competition from other pawn stores, cash advance companies, credit service organizations, online lenders, consumer finance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than we do. Significant increases in the number or size of competitors or other changes in competitive influences could adversely affect our operations through a decrease in the number or quality of loan products and services we are able to provide or our ability to liquidate forfeited collateral at acceptable margins.

•	Infrastructure failures and breaches in data security could harm our business. We depend on our information technology infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, telecommunications system failure or lost connectivity impairs our infrastructure, we may be unable to process transactions or otherwise carry on our business. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue, result in the unintentional disclosure of company or customer information, and require us to incur significant expense to eliminate these problems and address related data security concerns.

•	We are beginning to implement an online short-term consumer lending business, which will be subject to additional risks. We recently announced the formation of an eCommerce and Card Services division, which among things, will be responsible for developing an online short-term consumer lending business. In addition to being subject to the various federal, state and local regulations that are applicable to short-term consumer lending generally, this business will also be subject to other regulations and risks. For example, we will be dependent on third parties, referred to as lead providers, to provide us with prospective new customers. Generally, lead providers operate separate websites to attract prospective customers and then sell those “leads” to online lenders. As a result, the success of our online consumer lending business will depend substantially on the willingness and ability of lead providers to send us customer leads at prices acceptable to us. The loss or a reduction in leads from lead providers, or the failure of our lead providers to maintain quality and consistency in their programs or services, could reduce our customer prospects and could have a material adverse effect on the success of this line of business. Furthermore, the lead providers’ failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers, could have an adverse effect on our online consumer lending business.

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
Item1B. Unresolved Staff Comments
None.

Item 2. Properties
Our typical pawn store is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small retail operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. Approximately 30% of our pawn stores in Mexico are gold jewelry-only pawn stores with no retail activities, which typically occupy 500 to 1,000 square feet. Financial services stores are designed to resemble a bank interior. The typical financial services store is approximately 1,000 to 1,500 square feet and is located in a retail strip center. Some of our financial services stores adjoin a pawn location and occupy approximately 300 to 500 square feet, with a different entrance, signage, décor, and staffing. From the customers’ perspective, these are viewed as a separate business, but they are covered by the same lease agreement. We maintain property and general liability insurance for each of our stores. Our stores are open six or seven days a week.
We lease substantially all of our locations, and generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between December 31, 2011 and July 31, 2026, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
Below is a summary of changes in the number of store locations during fiscal 2011, 2010 and 2009

	Fiscal Years Ended September 30,
	2011	2010	2009
Store count at beginning of fiscal year	1,006	910	809
New stores opened	82	111	42
Acquired stores	40	16	78
Stores closed or consolidated	(17)	(31)	(19)

Store count at end of fiscal year	1,111	1,006	910

In 2011, we opened 57 Empeño Fácil pawn stores in Mexico, 10 CASHMAX financial services stores and five Cash Converters financial and retail services stores in Canada and 10 U.S pawn stores. We also acquired 34 pawn stores in the U.S. and six pawn stores in Mexico during fiscal 2011.
On an ongoing basis, we may close or consolidate under-performing store locations. In fiscal 2011, we closed five U.S. financial services stores and two financial services stores in Canada, consolidated nine U.S. financial services stores into other existing U.S. financial services stores and consolidated one U.S. pawn store into an existing pawn store. In fiscal 2010, we closed 10 financial services stores and consolidated 19 financial services stores into other existing financial services stores and consolidated two U.S. pawn stores into existing pawn stores.
Of our 436 U.S. financial services stores, 158 adjoin a pawn store, but they are covered by the same lease agreement. The lease agreements at approximately 94% of the remaining 278 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent at these stores to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations. Following the passage of such laws in fiscal 2010, we closed or consolidated 11 signature loan stores in Colorado and Wisconsin, resulting in a total rent exposure of approximately $0.2 million.

The following table presents the number of pawn and financial services store locations by state or province as of September 30, 2011:

	Pawn	Financial Services	Total
	Locations	Locations	Locations
United States:
Texas	186	286	472
Florida	93	—	93
Colorado	38	28	66
Wisconsin	3	35	38
Oklahoma	21	6	27
Idaho	—	20	20
Utah	7	14	21
Alabama	7	9	16
Nevada	16	—	16
Indiana	15	—	15
Iowa	11	—	11
Kansas	—	13	13
Missouri	—	13	13
South Dakota	—	7	7
Tennessee	7	—	7
Nebraska	—	5	5
Illinois	15	—	15
Georgia	7	—	7
Louisiana	3	—	3
Mississippi	3	—	3
Arkansas	1	—	1

Total United States Locations	433	436	869

Mexico:
Guanajuato	24	—	24
Veracruz	25	—	25
Jalisco	16	—	16
Puebla	18	—	18
Mexico	30	—	30
Tamaulipas	12	—	12
Michoacán	10	—	10
Querétaro	6	—	6
Oaxaca	8	—	8
Aguascalientes	5	—	5
Tabasco	10	—	10
San Luis Potosí	4	—	4
Hidalgo	4	—	4
Tlaxcala	3	—	3
Chiapas	2	—	2
Campeche	1	—	1

Total Mexico Locations	178	—	178

Canada:
Ontario	—	64	64

Total Canada Locations	—	64	64

Total Company	611	500	1,111

In addition to our store locations, we lease our corporate office space in Austin, Texas (68,900 square feet), Dallas Texas (2,900 square feet), Querétaro, Mexico (6,700 square feet), and Ontario, Canada (4,200 square feet).

The following table presents store data by segment as of September 30, 2011:

	Company-owned Stores
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated	Franchises
Pawn stores	433	178	—	611	—
Financial services stores adjoining U.S. pawn stores	6	—	152	158	—
Financial services stores — free standing	—	—	342	342	13

Total stores in operation	439	178	494	1,111	13

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
Our Class A Non-voting Common Stock (“Class A Common Stock”) is traded on The NASDAQ Stock Market (NASDAQ Global Select Market) under the symbol “EZPW.” As of October 31, 2011, there were 100 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of October 31, 2011.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

	High	Low
Fiscal 2011:
Fourth quarter ended September 30, 2011	$38.66	$27.10
Third quarter ended June 30, 2011	35.98	27.78
Second quarter ended March 31, 2011	31.80	25.56
First quarter ended December 31, 2010	28.75	19.23

Fiscal 2010:
Fourth quarter ended September 30, 2010	$20.80	$17.88
Third quarter ended June 30, 2010	23.75	10.07
Second quarter ended March 31, 2010	22.19	16.43
First quarter ended December 31, 2009	17.72	12.75
On September 30, 2011, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $28.54 per share.
We have not declared or paid any dividends during the past two fiscal years, and currently do not anticipate paying any cash dividends in the immediate future. Under the terms of our credit agreement, which expires December 31, 2015, payment of dividends is restricted. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Stock Performance Graph
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol IXIC) and the NASDAQ Other Financial Index (ticker symbol IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2006. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with, and is qualified in its entirety by the accompanying consolidated financial statements and related notes:
Selected Financial Data

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
		(In thousands, except per share and store figures)
Operating Data:
Sales	$494,562	$411,865	$329,923	$234,679	$194,305
Pawn service charges	201,135	163,695	130,169	94,244	73,551
Signature loan fees	150,250	139,315	133,344	128,478	104,347
Auto title loan fees	21,701	17,707	3,589	—	—
Other	1,669	463	431	2	12

Total revenues	869,317	733,045	597,456	457,403	372,215
Cost of goods sold	295,620	251,122	203,589	139,402	118,007
Signature loan bad debt	36,328	31,709	33,553	37,150	28,508
Auto title loan bad debt	2,431	2,735	380	—	—

Net revenues	534,938	447,479	359,934	280,851	225,700
Store operating expenses	267,052	236,664	206,237	158,927	133,180
Administrative expenses	75,270	52,740	40,497	34,951	27,171
Depreciation and amortization	18,344	14,661	12,746	12,354	9,812
(Gain) loss on disposal of assets	309	1,528	(1,024)	939	(72)
Interest expense (income), net	1,653	1,199	1,144	(57)	(1,373)
Equity in net income of unconsolidated affiliates	(16,237)	(10,750)	(5,016)	(4,342)	(2,945)
Other	(164)	(93)	38	8	—

Income before income taxes	188,711	151,530	105,312	78,071	59,927
Income tax expense	66,552	54,236	36,840	25,642	22,053

Net income	$122,159	$97,294	$68,472	$52,429	$37,874

Earnings per common share, diluted	$2.43	$1.96	$1.42	$1.21	$0.88

Cash dividends per common share	$—	$—	$—	$—	$—

Weighted average common shares and share equivalents, diluted	50,369	49,576	48,076	43,327	43,230

Stores operated at end of period	1,111	1,006	910	809	731

	September 30,
	2011	2010	2009	2008	2007
			(In thousands)
Balance Sheet Data:
Pawn loans	$145,318	$121,201	$101,684	$75,936	$60,742
Signature loans	11,389	10,775	8,357	7,124	4,814
Auto title loans	3,222	3,145	1,663	1	—
Inventory	90,373	71,502	64,001	43,209	37,942
Working capital	291,968	232,713	228,796	159,918	124,871
Total assets	756,450	606,412	492,517	308,720	251,186
Long-term debt	17,500	25,000	35,000	—	—
Stockholders’ equity	664,248	519,428	415,685	273,050	215,925

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
The following table presents summary consolidated financial data for our fiscal years ended September 30, 2011 (“current year” or “fiscal 2011”), September 30, 2010 (“prior year” or “fiscal 2010”) and September 30, 2009 (“fiscal 2009”).
Summary Financial Data

	Fiscal Years Ended September 30,
	2011	2010	2009
		(In thousands)
Revenues:
Sales	$494,562	$411,865	$329,923
Pawn service charges	201,135	163,695	130,169
Signature loan fees	150,250	139,315	133,344
Auto title loan fees	21,701	17,707	3,589
Other	1,669	463	431

Total revenues	869,317	733,045	597,456
Cost of goods sold	295,620	251,122	203,589
Signature loan bad debt	36,328	31,709	33,553
Auto title loan bad debt	2,431	2,735	380

Net revenues	$534,938	$447,479	$359,934

Net Income	$122,159	$97,294	$68,472

In fiscal 2011, we reclassified fees from our Product Protection Plan and Jewelry VIP Program as well as layaway fees from “Other” revenue to “Sales,” as fees from these products are incidental to sales of merchandise. Prior year figures have been reclassified to conform to this presentation and margins have been recalculated accordingly throughout management’s discussion and analysis.
Overview
We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including payday loans, installment loans and auto title loans, and in Texas only, fee-based credit services to customers seeking loans.
At September 30, 2011, we operated a total of 1,111 locations, consisting of 433 U.S. pawn stores (operating as EZPAWN or Value Pawn), 178 pawn stores in Mexico (operating as Empeño Fácil or Empeñe Su Oro), 436 U.S. financial services stores (operating primarily as EZMONEY), 49 financial services stores in Canada (operating as CASHMAX) and 15 financial and retail services stores (operating as Cash Converters). In addition, we are the franchisor for 13 franchised Cash Converters stores in Canada. We also own almost 30% of Albemarle & Bond Holdings PLC, one of the U.K.’s largest pawnbroking businesses with over 150 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 600 locations that buy and sell second-hand merchandise and offer financial services.

Our business consists of three reportable segments: The U.S. Pawn Operations, which operates only in the United States; Empeño Fácil, which operates only in Mexico; and EZMONEY Operations which operates 430 stores in the United States and 64 stores in Canada. The following tables present stores by segment:

	Fiscal Year Ended September 30, 2011
	Company-owned Stores
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated	Franchises
Stores in operation:
Beginning of period	396	115	495	1,006	—
New openings	10	57	15	82	1
Acquired	34	6	—	40	13
Sold, combined, or closed	(1)	—	(16)	(17)	(1)

End of period	439	178	494	1,111	13

Average number of stores during the period	415	145	497	1,058	6

	Fiscal Year Ended September 30, 2010
	Company-owned Stores
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated	Franchises
Stores in operation:
Beginning of period	375	62	473	910	—
New openings	7	53	51	111	—
Acquired	16	—	—	16	—
Sold, combined, or closed	(2)	—	(29)	(31)	—

End of period	396	115	495	1,006	—

Average number of stores during the period	381	84	481	946	—

	Fiscal Year Ended September 30, 2009
	Company-owned Stores
	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated	Franchises
Stores in operation:
Beginning of period	300	38	471	809	—
New openings	—	23	19	42	—
Acquired	77	1	—	78	—
Sold, combined, or closed	(2)	—	(17)	(19)	—

End of period	375	62	473	910	—

Average number of stores during the period	360	45	473	878	—
Pawn and Retail Activities
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $125 and $135 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos depending on the valuation of each item pawned, but typically equate to between $65 and $70 U.S. dollars.
In our pawn stores and certain financial services stores, we acquire inventory for retail sales through pawn loan forfeitures and through purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Margins achieved upon sale of inventory are a function of the assessment of value at the time the pawn loan was originated or, in the case of purchased merchandise, the purchase price.
We record an inventory valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At September 30, 2011 our total allowance was 9.5% of gross inventory compared to 7.4% at September 30, 2010. Changes in the valuation allowance are charged to merchandise cost of goods sold.
Signature Loan and Auto Title Loan Activities
At September 30, 2011, 286 of our U.S. financial services stores and 25 of our U.S. pawn stores in Texas offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain two types of signature loans from the unaffiliated lenders. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $520. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 22% of the loan amount for our credit services offered in connection with payday loans. In 286 of the U.S. financial services stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. The installment loans offered in connection with our credit services typically carry terms of about five months with ten equal installment payments, including principal amortization, due on customers’ paydays. Installment loan principal amounts range from $1,525 to $3,000, but average about $2,015. With each semi-monthly or bi-weekly installment payment, we earn a fee of 10% of the initial loan amount. At September 30, 2011, payday loans comprised 94% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 6%.
Outside of Texas, we earn signature loan fee revenue on our payday loans. In 15 U.S. pawn stores, 74 U.S. financial services stores and 64 Canadian financial services stores we make payday loans subject to state or provincial law. The average payday loan amount is approximately $435 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount. In 117 of our U.S. financial services stores and three U.S. pawn stores, we make installment loans subject to state law. These installment loans carry a term of four to seven months, with a series of equal installment payments including principal amortization, due monthly, semi-monthly or on the customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. We began offering installment loans rather than payday loans in Colorado in August 2010, in Wisconsin in January 2011 and in Missouri in June 2011. Installment loan principal amounts range from $100 to $3,000, but average approximately $530.
At September 30, 2011, 397 of our U.S. financial services stores and 44 of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $810. We earn a fee of 12.5% to 25% of auto title loan amounts.
Acquisitions
In the fiscal year ended September 30, 2010, we acquired 16 pawn stores located in the Chicago metropolitan area, Central and South Florida, Corpus Christi, Texas and Las Vegas, Nevada for approximately $21.8 million in cash. In the year ended September 30, 2011, we acquired 40 pawn stores located in the Chicago metropolitan area, Georgia, Central and South Florida, Iowa, Wisconsin, Utah and the Mexican states of Hidalgo and Tlaxcala for approximately $66.2 million in cash and the issuance of approximately 0.2 million shares of EZCORP stock valued at $7.3 million. All stores were acquired as part of our continuing strategy to acquire pawn stores to enhance and diversify our earnings. The results of all acquired stores have been consolidated with our results since their acquisition. In April 2011 we also acquired the trademark and licensing rights of Cash Converters in Canada, including rights to receive fees from 13 stores operated by franchisees in Canada.

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
Signature Loan Credit Service Bad Debt: We issue letters of credit to enhance the creditworthiness of our customers seeking signature loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal, accrued interest and late fees owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to signature loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery, and record the proceeds from such sales as a reduction of bad debt at the time of the sale.
The majority of our credit service customers obtain short-term signature loans with a single maturity date. These short-term loans, with maturity dates averaging about 16 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain installment loans with a series of payments due over as much as a seven-month period. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted.
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
Acquisitions: We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-65 (Business Combinations — Revised) on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. In accordance with FASB ASC 805-10-65, we allocate the total acquisition price to the fair value of assets and liabilities acquired and now immediately expense transaction costs that would have been included in the purchase price allocation under previous accounting standards.
Results of Operations
Fiscal 2011 Compared to Fiscal 2010
The following discussion compares our results of operations for the year ended September 30, 2011 to the year ended September 30, 2010. It should be read with the accompanying consolidated financial statements and related notes.
In fiscal 2011, consolidated total revenues increased 19%, or $136.3 million, to $869.3 million, compared to the prior year. Same store total revenues increased $70.4 million, or 10%, and new and acquired stores contributed $65.9 million. Net income increased 26% or $24.9 million. Excluding the onetime $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit, net income increased 33% to $129.3 million from $97.3 million in the prior year.

U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Fiscal Years Ended September 30,
	2011	2010
	(Dollars in thousands)
Merchandise sales	$256,643	$226,424
Jewelry scrapping sales	195,276	163,667
Pawn service charges	184,234	154,505
Signature loan fees	2,501	1,930
Auto title loan fees	1,539	1,659
Other	634	442

Total revenues	640,827	548,627

Merchandise cost of goods sold	147,239	131,825
Jewelry scrapping cost of goods sold	120,767	104,531
Signature loan bad debt	923	641
Auto title loan bad debt	165	236

Net revenues	371,733	311,394

Operations expense	177,191	161,145

Store operating income	$194,542	$150,249

Other data:
Gross margin on merchandise sales	42.6%	41.8%
Gross margin on jewelry scrapping sales	38.2%	36.1%
Gross margin on total sales	40.7%	39.4%
Average pawn loan balance per pawn store at period end	$311	$292
Average yield on pawn loan portfolio (a)	158%	156%
Pawn loan redemption rate	81.1%	80.5%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. Pawn Operations segment total revenues increased $92.2 million, or 17%, from the prior year to $640.8 million. Same store total revenues increased $46.7 million, or 9% and new and acquired stores net of closed stores contributed $45.5 million. The overall increase in total revenues comprised a $61.8 million increase in merchandise and jewelry scrapping sales, a $29.7 million increase in pawn service charges, and minor increases in loan fees and other revenues. In fiscal 2011, we acquired 34 U.S. pawn stores for $68.3 million, and we opened 10 new U.S. pawn stores. As part of these acquisitions, we began operations in three new states; Iowa, Utah and Wisconsin, bringing the total number of states in which we have pawn operations to 16 at September 30, 2011.
Our current year U.S. pawn service charge revenue increased 19%, or $29.7 million, from the prior year to $184.2 million. Same store pawn service charges increased $18.4 million, or 12%, with new and acquired stores net of closed stores contributing $11.3 million. The same store improvement was due to a higher average same store pawn loan balance coupled with higher yield. The yield improved primarily due to a slightly higher loan redemption rate as we continued to focus on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan. Inventory purchases represented 30% of all inventory additions during the year.
The current year merchandise sales gross profit increased $14.8 million, or 16%, from the prior year to $109.4 million. This was due to a $13.0 million, or 6%, increase in same store sales, a $17.2 million increase in sales from new and acquired stores net of closed stores, and a 0.8 percentage point improvement in gross margins.

Gross profit on jewelry scrapping sales increased $15.4 million, or 26%, from the prior year to $74.5 million. Jewelry scrapping revenues increased $31.6 million, or 19%, due to a 28% increase in proceeds realized per gram of gold jewelry scrapped partially offset by a 9% decrease in gold volume. Same store jewelry scrapping sales increased $15.7 million, or 10%, and new and acquired stores contributed $15.9 million. Jewelry scrapping sales include the sale of approximately $8.1 million of loose diamonds removed from scrap jewelry in the current year and $3.2 million in the prior year. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $16.2 million, or 16%.
Operations expense increased to $177.2 million (48% of net revenues) in the current year from $161.1 million (52% of net revenues) in the prior year. The dollar increase in expense was primarily due to higher operating costs resulting from new and acquired stores. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.
In the current year, the $60.1 million greater net revenue from pawn activities, the $0.2 higher signature and auto title loan contribution, and the $16.0 million higher operations expense resulted in a $44.3 million overall increase in store operating income from the U.S. Pawn Operations segment. For the current year, the U.S. Pawn segment contributed 73% of consolidated store operating income compared to 71% in the prior year.
Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Years Ended September 30,
	2011	2010
	(Dollars in thousands)
Merchandise sales	$25,237	$14,030
Jewelry scrapping sales	15,997	7,389
Pawn service charges	16,901	9,190
Other	122	—

Total revenues	58,257	30,609

Merchandise cost of goods sold	14,672	8,459
Jewelry scrapping cost of goods sold	12,205	6,137

Net revenues	31,380	16,013

Operations expense	20,636	11,658

Store operating income	$10,744	$4,355

Other data:
Gross margin on merchandise sales	41.9%	39.7%
Gross margin on jewelry scrapping sales	23.7%	16.9%
Gross margin on total sales	34.8%	31.9%
Average pawn loan balance per pawn store at period end	$61	$63
Average yield on pawn loan portfolio (a)	187%	182%
Pawn loan redemption rate	73.5%	75.2%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s current year results from Mexican pesos to U.S. dollars was 12.1 pesos to the dollar, 6% stronger than in the prior year. Store operating income increased 147% in U.S. dollars and 134% in peso terms. The 96% increase in net revenues was partially offset by higher costs from new stores. We expect new stores will be a drag on earnings until they become profitable in their second year of operation. Approximately 32% of the stores open at September 30, 2011 had been open less than one year. We opened 57 new stores in the current year, 14 of which are Empeñe Su Oro jewelry-only pawn stores. These jewelry-

only stores are smaller and require less staff than our full-line pawn stores, but also carry smaller average loan balances per store.
Empeño Fácil’s total revenues increased $27.6 million, or 90%, in the current year to $58.3 million. Same store total revenues increased $10.5 million or 34%, and new and acquired stores contributed $17.1 million. The overall increase in total revenues comprised a $19.8 million increase in merchandise and jewelry scrapping sales, a $7.7 million increase in pawn service charges and a $0.1 million increase in other revenues.
Empeño Fácil’s pawn service charge revenues increased $7.7 million, or 84%, in the current year to $16.9 million. Same store pawn service charges increased approximately $3.4 million, or 37%, and new and acquired stores contributed $4.3 million. The same store increase was due to an improvement in the average pawn loan yield coupled with an increase in average loan balance during the period. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.
Merchandise gross profit increased $5.0 million, or 90%, from the prior year to $10.6 million. This was due to a $4.2 million, or 30%, same store sales increase and $7.0 million in sales from new and acquired stores in addition to a 2.2 percentage point increase in gross margins to 41.9%.
Gross profit on jewelry scrapping sales increased $2.5 million, or 203%, from the prior year to $3.8 million. Jewelry scrapping revenues increased $8.6 million, or 116%, due to 107% increase in gold volume and a 5% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales increased $2.9 million, or 40%, and new and acquired stores contributed $5.7 million. The significant volume increase and the margin increase are due primarily to the continued maturation of our Empeñe Su Oro jewelry-only stores. As a result of the greater volume, scrap cost of goods increased $6.1 million.
Operations expense increased to $20.6 million (66% of net revenues) in the current year from $11.7 million (73% of net revenues) in the prior year. The increase was due primarily to the addition of 63 stores through greenfield and acquisitions.
In the current year, the $15.4 million greater net revenues were partially offset by the $9.0 million higher operations expense, resulting in a $6.4 million increase in store operating income for the segment. Empeño Fácil contributed 4% of consolidated store operating income in the current year compared to 2% in the prior year.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Fiscal Years Ended September 30,
	2011	2010
	(Dollars in thousands)
Signature loan fees	$147,749	$137,385
Auto title loan fees	20,162	16,048
Merchandise sales	203	—
Jewelry scrapping sales	1,206	355
Other	913	21

Total revenues	170,233	153,809

Signature loan bad debt	35,405	31,068
Auto title loan bad debt	2,266	2,499

Merchandise cost of goods sold	149	—
Jewelry scrapping cost of goods sold	588	170

Net revenues	131,825	120,072

Operations expense	69,225	63,861

Store operating income	$62,600	$56,211

Other data:
Signature loan bad debt as a percent of signature loan fees	24.0%	22.6%
Auto title loan bad debt as a percent of auto title loan fees	11.2%	15.6%
Average signature loan balance per store offering signature loans at period end (a)	$63	$67
Average auto title loan balance per store offering auto title loans at period end (b)	$21	$23

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The EZMONEY Operations segment total revenues increased $16.4 million, or 11%, to $170.2 million, compared to the prior year. This was due to a $13.1 million, or 9%, increase in same store total revenues and $3.3 million of total revenues at new stores net of closed or consolidated stores. The overall increase in total revenues comprised a $10.4 million increase in signature loan revenues, including installment loans and payday loans, a $4.1 million increase in auto title loan fees and smaller increases in other revenues. In August 2010, January 2011 and July 2011 we introduced installment loans as a replacement product for payday loans in Colorado, Wisconsin and Missouri, respectively following the introduction of new laws governing payday loans in those states. This contributed to the migration of some of our signature loan balances from payday loans to installment loans.
In the current year, we opened 15 stores in Canada and closed two, bringing our total at September 30, 2011 to 64. Also, in the current year, we closed 14 EZMONEY stores in the U.S., bringing our total there to 430.
EZMONEY’s total signature loan revenues increased $10.4 million or 8% and same store signature loan revenues increased $8.0 million, or 6% due to the growth in loan volume, particularly installment loans, which continue to mature following their introduction in Colorado, Wisconsin and Missouri as a replacement for payday loans. Signature loan net revenue increased $6.0 million, or 6%, compared to fiscal 2010 to $112.3 million due to increased loan volume offset by a 1.4 percentage point increase in bad debt expressed as a percentage of fees to

24.0%. The increase in bad debt was in part due to the transition to a lower yielding product in Colorado and in part due to operational changes, including underwriting changes, made during the year, which have since been addressed.
The segment’s net revenues from auto title loans increased $4.3 million or 32% to $17.9 million compared to $13.5 million in the prior year. Same store auto title loan fees increased $4.3 million or 28%. The same store increase resulted primarily from an increase in gross revenues as the product matures, partially offset by the regulatory elimination of auto tile loans in Wisconsin from January 1, 2011 to June 30, 2011, and a 4.4 percentage point improvement in bad debt to 11.2% of related fees. The improvement in bad debt was due to improvements in execution, enhanced productivity and use of technology in our collections department. Following a favorable legislative change, auto title loans were re-introduced in Wisconsin effective July 1, 2011.
The EZMONEY Operations segment began buying and scrapping gold jewelry in the prior year. The segment generated $0.6 million of jewelry scrapping profit in the current year, with a 51% gross margin compared to $0.2 million with a 52% gross margin in the prior year.
In April 2011, we acquired the Cash Converters franchise rights for Canada, which allows us to open new stores and operate our Canadian stores as Cash Converters stores. By September 30, 2011, we had 15 Canadian stores buying and selling second-hand goods, in addition to offering payday loans, under the Cash Converters brand. We also began receiving franchise fees from franchisees, which made up the majority of the increase in the segment’s other revenues. Merchandise sales in the current year-to-date period were nominal. We expect to rebrand most of our remaining Canadian stores as Cash Converters stores during fiscal year 2012.
Operations expense increased to $69.2 million (53% of net revenues) from $63.9 million (53% of net revenues) in the prior year. The increase was mostly from additional labor, rent and other costs at new stores net of closed stores, as operating expenses in our stores opened less than one year, more than offset the decrease due to store closures.
In the current year, the $6.0 million increase in net revenues from signature loans, $4.3 million increase in net revenues from auto title loans, the $0.6 million in scrap sales gross profit and $0.9 million in other revenues were partially offset by $5.4 million greater operations expense, resulting in a $6.4 million net increase in store operating income from the EZMONEY Operations segment. For the current year, EZMONEY Operations contributed 23% of consolidated store operating income compared to 27% in fiscal 2010.
Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Years Ended September 30,
	2011	2010
	(Dollars in thousands)
Consolidated store operating income	$267,886	$210,815
Administrative expenses	75,270	52,740
Depreciation and amortization	18,344	14,661
(Gain) loss on sale / disposal of assets	309	1,528
Interest income	(37)	(186)
Interest expense	1,690	1,385
Equity in net income of unconsolidated affiliates	(16,237)	(10,750)
Other	(164)	(93)

Consolidated income before income taxes	188,711	151,530
Income tax expense	66,552	54,236

Net income	$122,159	$97,294

Administrative expenses in the current year were $75.3 million (14% of net revenues) compared to $52.7 million (12% of net revenues) in the prior year. This increase is primarily due to a pre-tax charge of $10.9 million related to the retirement of our former Chief Executive Officer. This charge included $3.4 million attributable to a cash payment and $7.5 million attributable to the accelerated vesting of restricted stock. Excluding this charge, administrative expense increased $11.6 million over the prior year and remained unchanged at 12% of net revenues.
Depreciation and amortization expense was $18.3 million in the current year, compared to $14.7 million in the prior year. Depreciation on assets placed in service, primarily related to acquired pawn stores and new stores, was partially offset by assets that were retired or became fully depreciated during the year.
In the current year, we recognized $0.3 million in losses on disposal of assets, as losses related to store closures were partially offset by gains on disposal of other assets. In the prior year we recognized a $1.5 million loss on store closures or consolidations including a charge for 11 store closures following the passage of legislation negative to the payday lending industry in Colorado and Wisconsin.
Our $1.7 million net interest expense in the current year and $1.2 million in the prior year represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available revolving credit facility. At September 30, 2011, we had $17.5 million in outstanding debt under our revolving credit agreement compared to $25.0 million of term debt outstanding at the end of the prior year.
Our equity in the net income of Albemarle & Bond increased $0.5 million, or 7%, in the current year to $7.3 million as a result of Albemarle & Bond’s higher earnings, and a slightly stronger British pound in relation to the U.S. dollar. On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia for approximately AUS $54.1 million (approximately U.S. $49.6 million). We acquired 16,200,000 additional shares on May 20, 2010 at a cost of AUS $9.7 million (approximately U.S. $8.2 million), which increased our ownership level to approximately 33%. In the current year our equity in the net income of Cash Converters was $8.9 million compared to $3.9 million in the prior year. As we account for our earnings from Cash Converters on a 3-month lag, the prior year-to-date period included our pro rata share of their results of operations for the 237-day period from our November 6, 2009 initial investment date to the June 30, 2010 end of Cash Converters’ period.
The current year’s income tax expense was $66.6 million (35.3% of pretax income) compared to $54.2 million (35.8% of pretax income) in the prior year. The decrease in the effective tax rates is primarily due to an increase in both domestic employment tax credits and the foreign tax credit on overseas earnings, partially offset by the valuation allowance established for operating losses in our Canada operations during their start-up period.
In fiscal year 2011, our net income increased $24.9 million, or 26%, to $122.2 million in fiscal 2011. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit, net income increased 33% to $129.3 million from $97.3 million in the prior year.

Fiscal 2010 Compared to Fiscal 2009
The following discussion compares our results of operations for the year ended September 30, 2010 to the year ended September 30, 2009. It should be read with the accompanying consolidated financial statements and related notes.
U.S. Pawn Operations Segment
The following table presents selected financial data for the U.S. Pawn Operations segment:

	Fiscal Years Ended September 30,
	2010	2009
	(Dollars in thousands)
Merchandise sales	$226,424	$202,250
Jewelry scrapping sales	163,667	117,013
Pawn service charges	154,505	124,396
Signature loan fees	1,930	2,293
Auto title loan fees	1,659	1,313
Other	442	431

Total revenues	548,627	447,696

Merchandise cost of goods sold	131,825	121,170
Jewelry scrapping cost of goods sold	104,531	75,744
Signature loan bad debt	641	828
Auto title loan bad debt	236	124

Net revenues	311,394	249,830

Operations expense	161,145	140,525

Store operating income	$150,249	$109,305

Other data:
Gross margin on merchandise sales	41.8%	40.1%
Gross margin on jewelry scrapping sales	36.1%	35.3%
Gross margin on total sales	39.4%	38.3%
Average pawn loan balance per pawn store at period end	$292	$266
Average yield on pawn loan portfolio (a)	156%	150%
Pawn loan redemption rate	80.5%	78.7%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The U.S. Pawn Operations segment total revenues increased $100.9 million, or 23% from fiscal 2009 to $548.6 million. Same store total revenues increased $57.6 million, or 13%. The overall increase in total revenues comprised a $70.8 million increase in merchandise and jewelry scrapping sales and a $30.1 million increase in pawn service charges. In fiscal 2010, we acquired 16 U.S. pawn stores for $21.8 million, and opened seven new U.S. pawn stores. As part of these acquisitions, we began operations in Illinois, bringing the total number of states in which we had pawn operations to 13 as of September 30, 2010.
Our fiscal 2010 U.S. pawn service charge revenue increased 24%, or $30.1 million, from fiscal 2009 to $154.5 million. Same store pawn service charges increased $19.4 million, or 16%, with new and acquired stores net of closed stores contributing $10.7 million. The same store improvement was due to a higher average same store pawn loan balance coupled with a higher yield. The yield improved primarily due to a higher loan redemption rate as we focused on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan. Inventory purchases from customers increased 51% compared to fiscal 2009.

Fiscal 2010 merchandise sales gross profit increased $13.5 million, or 17%, from fiscal 2009 to $94.6 million. This was due to a $17.8 million increase in sales from new and acquired stores net of closed stores, a 1.7 percentage point improvement in gross margin to 41.8%, and a $6.3 million or 3% increase in same store sales.
Gross profit on jewelry scrapping sales increased $17.8 million, or 43%, from fiscal 2009 to $59.1 million on greater volume and a 0.8 percentage point improvement in gross margins to 36.1%. Including a $14.1 million increase from stores acquired late in the first fiscal quarter of 2009, scrapping revenues increased $46.7 million, or 40%, on 9% more volume, while proceeds realized per gram of jewelry scrapped increased 28%. In fiscal 2010 and fiscal 2009 respectively, jewelry scrapping sales include the sale of approximately $3.2 million and $1.2 million of loose diamonds removed from scrapped jewelry. As a result of the greater volume and a higher average cost per gram of jewelry scrapped, scrap cost of goods increased $28.8 million, or 38%.
Operations expense increased to $161.1 million (52% of net revenues) in fiscal 2010 from $140.5 million (56% of net revenues) in fiscal 2009. The dollar increase in expense was primarily due to higher operating costs at new and acquired stores and higher incentive compensation. The improvement as a percent of net revenues is attributable to greater scale at same stores and expense management improvements made at acquired and existing stores.
In fiscal 2010, the $61.5 million greater net revenue from U.S. pawn activities, the $20.6 million higher operations expense and offsetting changes in contributions from signature loans and auto title loans resulted in a $40.9 million overall increase in store operating income from the U.S. Pawn Operations segment. For fiscal 2010 and 2009, the segment comprised 71% of consolidated store operating income.
Empeño Fácil Segment
The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Years Ended September 30,
	2010	2009
	(Dollars in thousands)
Merchandise sales	$14,030	$8,751
Jewelry scrapping sales	7,389	1,900
Pawn service charges	9,190	5,773
Other	—	—

Total revenues	30,609	16,424

Merchandise cost of goods sold	8,459	5,392
Jewelry scrapping cost of goods sold	6,137	1,277

Net revenues	16,013	9,755

Operations expense	11,658	5,833

Store operating income	$4,355	$3,922

Other data:
Gross margin on merchandise sales	39.7%	38.4%
Gross margin on jewelry scrapping sales	16.9%	32.8%
Gross margin on total sales	31.9%	37.4%
Average pawn loan balance per pawn store at period end	$63	$58
Average yield on pawn loan portfolio (a)	182%	168%
Pawn loan redemption rate	75.2%	82.3%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Empeño Fácil’s fiscal 2010 results from Mexican pesos to U.S. dollars was 5% stronger than in fiscal 2009, affecting all revenue and expense items. Store operating income improved

11% in dollars and 5% in peso terms. The 64% increase in net revenues was mostly offset by higher costs from new stores that we expect will be a drag on earnings until they become profitable in their second year of operation. Approximately 46% of the stores open at September 30, 2010 had been open less than a year. We opened 53 new stores in fiscal 2010, 34 of which are Empeñe Su Oro jewelry-only pawn stores. These jewelry-only stores are much smaller and require less staff than our typical pawn stores, but also carry smaller average loan balances per store and immediately sell for scrap any forfeited loan collateral.
Empeño Fácil’s total revenues increased $14.2 million, or 86%, in fiscal 2010 to $30.6 million. Same store total revenues increased $6.4 million or 39%, and new stores contributed $7.8 million. The overall increase in total revenues comprised a $10.8 million increase in merchandise and jewelry scrapping sales and a $3.4 million increase in pawn service charges.
Empeño Fácil’s pawn service charge revenues increased $3.4 million, or 59%, in fiscal 2010 to $9.2 million. Same store pawn service charges increased approximately $1.9 million, or 34%, and new stores contributed $1.5 million. The same store increase was due to an improvement in the average pawn loan yield coupled with an increase in average loan balance during the period. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to fiscal 2009, partially offset by a lower loan redemption rate.
Fiscal 2010’s merchandise gross profit increased $2.2 million, or 66%, from fiscal 2009 to $5.6 million. This was due to a $3.0 million, or 34%, same store sales increase, $2.3 million in sales from new stores and a 1.3 percentage point increase in gross margins to 39.7%.
The gross profit on jewelry scrapping sales increased $0.6 million to $1.2 million. The $5.5 million increase in proceeds was mostly offset by a decrease in jewelry scrapping margins to 16.9%, compared to 32.8% in fiscal 2009. The significant volume increase and the margin decrease are due primarily to the introduction of our new Empeñe Su Oro jewelry-only pawn stores. As these new jewelry-only stores open, the gold values employed are aggressive in the marketplace in order to establish both the new store and the brand.
Operations expense increased to $11.7 million (73% of net revenues) in fiscal 2010 from $5.8 million (60% of net revenues) in fiscal 2009. The increase was due primarily to new stores which, typically produce a loss in their first several quarters of operation.
In fiscal 2010, the $6.3 million greater net revenues were mostly offset by the $5.9 million higher operations expense, resulting in a $0.4 million increase in store operating income for the segment. Empeño Fácil made up 2% of consolidated store operating income in the fiscal 2010 compared to 3% in fiscal 2009.

EZMONEY Operations Segment
The following table presents selected financial data for the EZMONEY Operations segment:

	Fiscal Years Ended September 30,
	2010	2009
	(Dollars in thousands)
Signature loan fees	$137,385	$131,051
Auto title loan fees	16,048	2,276
Merchandise sales	—	—
Jewelry scrapping sales	355	9
Other	21	—

Total revenues	153,809	133,336

Signature loan bad debt	31,068	32,725
Auto title loan bad debt	2,499	256
Merchandise cost of goods sold	—	—
Jewelry scrapping cost of goods sold	170	6

Net revenues	120,072	100,349

Operations expense	63,861	59,879

Store operating income	$56,211	$40,470

Other data:
Signature loan bad debt as a percent of signature loan fees	22.6%	25.0%
Auto title loan bad debt as a percent of auto title loan fees	15.6%	11.2%
Average signature loan balance per store offering signature loans at period end (a)	$67	$65
Average auto title loan balance per store offering auto title loans at period end (b)	$23	$11

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.
The EZMONEY Operations segment total revenues increased $20.5 million, or 15%, to $153.8 million, compared to fiscal 2009. This was due to a $20.8 million, or 16%, increase in same store total revenues partially offset by a $0.3 million decrease due to closed or consolidated stores net of revenues from new stores. The overall increase in total revenues comprised a $13.8 million increase in auto title loan fees, a $6.3 million increase in signature loan fees, which include both installment loans and payday loans and a $0.4 million increase in jewelry scrapping sales and other revenues. In August 2010, we introduced installment loans in Colorado as a replacement product for payday loans. This contributed to the migration of some customers from payday loans to installment loans.
In fiscal 2010, we opened 50 stores in Canada and closed one, bringing our total there to 51. At September 30, 2009 we had two Canadian stores. During fiscal 2010 we closed 28 EZMONEY stores in the U.S., bringing our total to 444.
The segment’s signature loan net revenues increased $8.0 million, or 8%, compared to fiscal 2009. The increase resulted primarily from the rapid growth in installment loans and a 2.4 percentage point improvement in bad debt to 22.6% of fees, net of the drag from new stores and closed or consolidated stores. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.

The segment’s net revenues from auto title loans increased to $13.5 million in fiscal 2010 with bad debt at 15.6% of related fees. This loan product had little volume in fiscal 2009. We expect continued growth in the contribution from auto title loans as the product continues to mature.
The EZMONEY segment began buying and scrapping gold jewelry in fiscal 2010, generating $0.2 million of gross profit, with a 52% gross margin.
Operations expense increased to $63.9 million (53% of net revenues) from $59.9 million (60% of net revenues) in the fiscal 2009. The increase was mostly from additional labor, rent and other costs at new stores net of closed stores.
In fiscal 2010, the $8.0 million increase in net revenues from signature loans, $11.5 million increase in net revenues from auto title loans and $0.2 million in scrap sales gross profit were partially offset by $4.0 million greater operations expense, resulting in a $15.7 million net increase in store operating income from the EZMONEY Operations segment. For fiscal 2010 EZMONEY Operations comprised 27% of consolidated store operating income compared to 26% in fiscal 2009.
Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Years Ended September 30,
	2010	2009
	(Dollars in thousands)
Consolidated store operating income	$210,815	$153,697
Administrative expenses	52,740	40,497
Depreciation and amortization	14,661	12,746
(Gain) loss on sale / disposal of assets	1,528	(1,024)
Interest income	(186)	(281)
Interest expense	1,385	1,425
Equity in net income of unconsolidated affiliates	(10,750)	(5,016)
Other	(93)	38

Consolidated income before income taxes	151,530	105,312
Income tax expense	54,236	36,840

Net income	$97,294	$68,472

Administrative expenses in fiscal 2010 were $52.7 million (12% of net revenues) compared to $40.5 million (11% of net revenues) in the prior year. This increase was primarily due to an $8.9 million increase in administrative labor and benefits, a $2.1 million increase in professional fees and a $0.8 million increase in stock compensation. Included in the increased labor and benefits is a higher accrual for incentive compensation reflective of the year’s strong earnings performance and additional investments made in infrastructure to support our growth. In the first fiscal quarter of fiscal 2009 administrative expense includes a $1.1 million bonus to two executives upon their exercise of employee stock options granted in 1998. Terms of the grants required us to pay a cash bonus to the two executives equal to the related tax savings realized by the company. We do not expect this to recur, as no other outstanding options contain similar terms.
Depreciation and amortization expense was $14.7 million in fiscal 2010, compared to $12.7 million in fiscal 2009. Depreciation on assets placed in service, primarily related to acquired pawn stores and new stores, was partially offset by assets that were retired or became fully depreciated during the year.
In fiscal 2010, we recognized a $1.5 million loss on the closure or consolidation of several stores, including the 11 EZMONEY stores in the states of Wisconsin and Colorado, compared to a $1.0 million gain on disposal of assets in fiscal 2009. In fiscal 2009, insurance proceeds received for assets destroyed by Hurricane Ike exceeded the net book value of those assets, most of which were replaced.

We borrowed $40 million on December 31, 2008 to complete the VFS acquisition, and repaid $15 million by September 30, 2010 through quarterly installments of $2.5 million each. Our $1.2 million net interest expense in fiscal 2010 and $1.1 million in fiscal 2009 represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available credit facility, partially offset by interest income on our invested cash. Borrowings were outstanding for only three quarters of fiscal 2009 but were outstanding for the entire fiscal 2010. This was mostly offset by the quarterly amortization of loan principal and lower interest rates in fiscal 2010.
Our equity in the net income of Albemarle & Bond increased $1.8 million, or 36%, in fiscal 2010 to $6.8 million as a result of Albemarle & Bond’s higher earnings, partially offset by a weaker British pound in relation to the U.S. dollar. On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia for approximately AUS $54.1 million (approximately U.S. $49.6 million). We acquired 16,200,000 additional shares on May 20, 2010 at a cost of AUS $9.7 million (approximately U.S. $8.2 million), which increased our ownership level to approximately 33%. In fiscal 2010 our equity in the net income of Cash Converters was $3.9 million, accounted for on a 3-month lag.
Fiscal 2010’s income tax expense was $54.2 million (35.8% of pretax income) compared to $36.8 million (35.0% of pretax income) in fiscal 2009. The increase in the effective tax rate is primarily due to an increase in the valuation allowance established for the operating losses in our Canada operations during their start-up period in fiscal 2010.
Consolidated operating income for fiscal 2010 improved $40.4 million, or 40%, over fiscal 2009 to $141.9 million. Contributing to this were the $40.9 million, $15.7 million and $0.4 million increases in store operating income in our U.S. Pawn, EZMONEY and Empeño Fácil segments, respectively, partially offset by the $12.2 million increase in administrative expenses, the $1.9 million increase in depreciation and amortization and the $2.5 million increase in loss on disposal of assets. After a $5.7 million increase in our equity interest in the earnings of unconsolidated affiliates and a $17.4 million increase in income taxes and other smaller items, net income improved $28.8 million, or 42%, to $97.3 million in fiscal 2010.
Liquidity and Capital Resources
In fiscal 2011, our $148.5 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $166.5 million, net of (ii) $18.0 million of normal, recurring changes in operating assets and liabilities. In fiscal 2010, our $124.7 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $117.5 million, and (ii) $7.2 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the current and prior years were the contribution from acquisitions and organic growth throughout our other operations and revenue streams, net of higher taxes paid.
The $136.6 million of net cash used in investing activities during the current year was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. In the current year, we received $3.2 million in dividends from Albemarle & Bond and $4.1 million from Cash Converters. We invested $67.9 million in cash to acquire 34 pawn stores in the U.S., six pawn stores in Mexico and the trademark and licensing rights of Cash Converters in Canada. Other significant investments in the period were the $34.8 million in additions to property and equipment and the $41.1 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral. In fiscal 2011, we incurred $2.4 million of debt issuance costs related to our new $175 million revolving credit facility. Net of related tax benefits and proceeds from option exercises, we also paid $3.9 million of withholding tax upon the net share settlement of restricted stock vesting.
The net effect of these and other smaller cash flows was a $1.9 million decrease in cash on hand, providing a $24.0 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in millions):

		Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$17.5	$—	$—	$17.5	$—
Interest on long-term debt obligations	5.5	1.5	3.1	0.9	—
Operating lease obligations	170.2	45.2	69.2	36.1	19.7

Total	$193.2	$46.7	$72.3	$54.5	$19.7

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At September 30, 2011, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $30.3 million. Of that total, $6.4 million was secured by titles to customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2011, these collectively amounted to $17.4 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 436 U.S. EZMONEY financial services stores, 158 adjoin an EZPAWN store. The lease agreements at approximately 94% of the remaining 278 free-standing U.S. EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores.
In fiscal 2012, we plan to open approximately 90 new stores for an aggregate investment of $15.3 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2011 and expect to remain in compliance based on our expected future performance. At September 30, 2011, bank letters of credit totaling $5 million were outstanding and we had borrowed $17.5 million, leaving $152.5 million available on the facility.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
We have an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities. During fiscal 2011, we issued an aggregate of approximately 209,000 shares of Class A Common Stock in connection with several acquisitions of pawn stores, leaving approximately 1.8 million shares covered by the registration statement and available for issuance in future acquisitions as of September 30, 2011.
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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2011, the allowance for Expected LOC Losses was $1.8 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $30.3 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
Forward-Looking Information
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part I, Item 1A — Risk Factors” of this report.

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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the fiscal year ending September 30, 2012, our interest expense during the year would increase by approximately $88,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at September 30, 2011.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters International, our Empeño Fácil pawn operations in Mexico, and our operations in Canada. Albemarle & Bond’s functional currency is the British pound, Cash Converters’ International functional currency is the Australian dollar, Empeño Fácil’s functional currency is the Mexican peso and our Canada operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.
The translation adjustment from Albemarle & Bond representing the strengthening in the British pound during the year ended June 30, 2011 (included in our September 30, 2011 results on a three-month lag) was a $1.1 million increase to stockholders’ equity. On September 30, 2011, the British pound weakened to £1.00 to $1.5625 U.S. from $1.6018 at June 30, 2011.
The translation adjustment from Cash Converters International representing the strengthening in the Australian dollar from our investment dates to June 30, 2011 (included in our September 30, 2011 results on a three-month lag) was an $8.9 million increase to stockholders’ equity. On September 30, 2011, the Australian dollar weakened to $1.00 Australian dollar to $0.97910 U.S. from $1.0595 at June 30, 2011.
The translation adjustment from Empeño Fácil representing the weakening of the Mexican peso during the year ended September 30, 2011 was a $4.6 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On September 30, 2011, the peso further weakened to $1.00 Mexican peso to $0.0745 U.S. from $0.0845 at June 30, 2011.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the year ended September 30, 2011 was a $0.4 million decrease to stockholders’ equity. On September 30, 2011, the Canadian dollar weakened to $1.00 Canadian dollar to $0.9682 U.S. from $1.0238 at June 30, 2011.
We cannot predict the future valuation of foreign currencies or how further movements in them could affect our future earnings or financial position.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the Company) as of September 30, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EZCORP, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 23, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Dallas, Texas
November 23, 2011

EZCORP, Inc.
Consolidated Balance Sheets

	September 30,
	2011	2010
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$23,969	$25,854
Pawn loans	145,318	121,201
Signature loans, net	11,389	10,775
Auto title loans, net	3,222	3,145
Pawn service charges receivable, net	26,455	21,626
Signature loan fees receivable, net	5,348	5,818
Auto title loan fees receivable, net	1,427	1,616
Inventory, net	90,373	71,502
Deferred tax asset	18,125	23,208
Prepaid expenses and other assets	30,611	17,427

Total current assets	356,237	302,172

Investments in unconsolidated affiliates	120,319	101,386
Property and equipment, net	78,498	62,293
Deferred tax asset, non-current	—	60
Goodwill	173,206	117,305
Intangible assets, net	19,790	16,454
Other assets, net	8,400	6,742

Total assets	$756,450	$606,412

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$10,000
Accounts payable and other accrued expenses	57,400	49,663
Customer layaway deposits	6,176	6,109
Income taxes payable	693	3,687

Total current liabilities	64,269	69,459

Long-term debt, less current maturities	17,500	15,000
Deferred tax liability	8,331	—
Deferred gains and other long-term liabilities	2,102	2,525

Total liabilities	92,202	86,984

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; 47,228,610 issued and outstanding in 2011; 46,256,051 issued and outstanding in 2010	471	463
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	242,398	225,374
Retained earnings	422,095	299,936
Accumulated other comprehensive income (loss)	(746)	(6,375)

Total stockholders’ equity	664,248	519,428

Total liabilities and stockholders’ equity	$756,450	$606,412

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Operations

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues:
Sales	$494,562	$411,865	$329,923
Pawn service charges	201,135	163,695	130,169
Signature loan fees	150,250	139,315	133,344
Auto title loan fees	21,701	17,707	3,589
Other	1,669	463	431

Total revenues	869,317	733,045	597,456

Cost of goods sold	295,620	251,122	203,589
Signature loan bad debt	36,328	31,709	33,553
Auto title loan bad debt	2,431	2,735	380

Net revenues	534,938	447,479	359,934

Operating expenses:
Operations	267,052	236,664	206,237
Administrative	75,270	52,740	40,497
Depreciation and amortization	18,344	14,661	12,746
(Gain) / loss on sale or disposal of assets	309	1,528	(1,024)

Total operating expenses	360,975	305,593	258,456

Operating income	173,963	141,886	101,478

Interest income	(37)	(186)	(281)
Interest expense	1,690	1,385	1,425
Equity in net income of unconsolidated affiliates	(16,237)	(10,750)	(5,016)
Other	(164)	(93)	38

Income before income taxes	188,711	151,530	105,312
Income tax expense	66,552	54,236	36,840

Net income	$122,159	$97,294	$68,472

Net income per common share:
Basic	$2.45	$1.98	$1.45

Diluted	$2.43	$1.96	$1.42

Weighted average shares outstanding:
Basic	49,917	49,033	47,372
Diluted	50,369	49,576	48,076
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Comprehensive income

	Fiscal Years Ended September 30,
	2011	2010	2009
		(In thousands)
Net Income	$122,159	$97,294	$68,472
Other comprehensive income (loss):
Foreign currency translation adjustments	10,393	(3,673)	(8,799)
Unrealized holding gains arising during period	930	—	—
Income tax benefit (provision)	(5,694)	1,918	1,598

Other comprehensive income, net of tax	5,629	(1,755)	(7,201)

Comprehensive income	$127,788	$95,539	$61,271

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)
Operating Activities:
Net income	$122,159	$97,294	$68,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,344	14,661	12,746
Signature loan and auto title loan loss provisions	15,052	11,588	9,023
Deferred taxes	13,647	(1,287)	2,493
(Gain) / loss on sale or disposal of assets	309	1,528	(1,024)
Stock compensation	13,208	4,512	3,701
Income from investments in unconsolidated affiliates	(16,237)	(10,750)	(5,016)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,998)	(4,312)	(1,408)
Inventory, net	(5,422)	(2,144)	(783)
Prepaid expenses, other current assets, and other assets, net	(12,759)	(6,277)	(4,767)
Accounts payable and accrued expenses	6,881	15,592	(3,649)
Customer layaway deposits	(70)	1,824	861
Deferred gains and other long-term liabilities	(345)	(736)	(363)
Excess tax benefit from stock compensation	(3,230)	(1,861)	(1,789)
Income taxes	(98)	5,093	2,120

Net cash provided by operating activities	148,441	124,725	80,617

Investing Activities:
Loans made	(652,403)	(545,579)	(446,023)
Loans repaid	405,594	335,832	276,255
Recovery of pawn loan principal through sale of forfeited collateral	205,662	174,224	154,235
Additions to property and equipment	(34,776)	(25,741)	(19,264)
Acquisitions, net of cash acquired	(67,919)	(21,837)	(40,922)
Investments in unconsolidated affiliates	—	(59,188)	—
Dividends from unconsolidated affiliates	7,274	3,841	1,634
Proceeds on disposal of assets	—	1,347	1,062

Net cash used in investing activities	(136,568)	(137,101)	(73,023)

Financing Activities:
Proceeds from exercise of stock options	397	1,602	4,943
Stock issuance costs related to acquisitions	—	—	(442)
Excess tax benefit from stock compensation	3,230	1,861	1,789
Debt issuance costs	(2,397)	3	(1,179)
Taxes paid related to net share settlement of equity awards	(7,484)	—	—
Proceeds on revolving line of credit	164,500	63,050	—
Payments on revolving line of credit	(147,000)	(63,050)	—
Proceeds from bank borrowings	—	—	40,000
Payments on bank borrowings	(25,004)	(10,000)	(35,385)

Net cash provided by (used in) financing activities	(13,758)	(6,534)	9,726

Change in cash and equivalents	(1,885)	(18,910)	17,320
Cash and equivalents at beginning of period	25,854	44,764	27,444

Cash and equivalents at end of period	$23,969	$25,854	$44,764

Cash paid during the period for:
Interest	$1,147	$913	$1,181
Income taxes	$55,124	$50,631	$32,231

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$215,188	$177,821	$155,690
Foreign currency translation adjustment	$(5,024)	$1,755	$7,201
Acquisition-related stock issuance	$7,304	$(31)	$71,197
Issuance of common stock to 401(k) plan	$377	$260	$178
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Additional			Other
		Par	Paid In	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
	(In thousands)
Balances at September 30, 2008	41,535	$416	$135,895	$134,170	$(12)	$2,581	$273,050
Issuance of Common Stock to 401(k) plan	17	—	178	—	—	—	178
Stock compensation	—	—	3,701	—	—	—	3,701
Stock options and warrants exercised	1,517	16	4,915	—	12	—	4,943
Issuance of Common Stock due to acquisitions	5,175	51	70,702	—	—	—	70,753
Release of Restricted Stock	459	4	(4)	—	—	—	—
Excess tax benefit from stock compensation	—	—	1,789	—	—	—	1,789
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7,201)	(7,201)
Net income	—	—	—	68,472	—	—	68,472

Total comprehensive income	—	—	—	—	—	—	61,271

Balances at September 30, 2009	48,703	487	217,176	202,642	—	(4,620)	415,685

Issuance of Common Stock to 401(k) plan	13	—	260	—	—	—	260
Stock compensation	—	—	4,512	—	—	—	4,512
Stock options exercised	494	6	1,596	—	—	—	1,602
Issuance of Common Stock due to acquisitions	—	—	(31)	—	—	—	(31)
Release of Restricted Stock	16	—	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	1,861	—	—	—	1,861
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,755)	(1,755)
Net income	—	—	—	97,294	—	—	97,294

Total comprehensive income	—	—	—	—	—	—	95,539

Balances at September 30, 2010	49,226	493	225,374	299,936	—	(6,375)	519,428

Issuance of Common Stock to 401(k) plan	12	—	377	—	—	—	377
Stock compensation	—	—	13,208	—	—	—	13,208
Stock options exercised	62	1	396	—	—	—	397
Issuance of Common Stock due to acquisitions	209	2	7,302	—	—	—	7,304
Release of Restricted Stock	690	—	—	—	—	—	—
Excess tax benefit from stock compensation	—	5	3,225	—	—	—	3,230
Taxes paid related to net share settlement of equity awards	—	—	(7,484)	—	—	—	(7,484)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	605	605
Foreign currency translation adjustment	—	—	—	—	—	5,024	5,024
Net income	—	—	—	122,159	—	—	122,159

Total comprehensive income	—	—	—	—	—	—	127,788

Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$—	$(746)	$664,248

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
At September 30, 2011, we operated a total of 1,111 locations, consisting of 433 U.S. pawn stores (operating as EZPAWN or Value Pawn), 178 pawn stores in Mexico (operating as Empeño Fácil or Empeñe Su Oro), 436 U.S. financial services stores (operating primarily as EZMONEY), 49 financial services stores in Canada (operating as CASHMAX) and 15 financial and retail services stores in Canada (operating as Cash Converters). In addition, we are the franchisor for 13 franchised stores in Canada pursuant to our acquisition of the Cash Converters master franchise in that country. We also own almost 30% of Albemarle & Bond Holdings PLC, one of the U.K.’s largest pawnbroking businesses with over 150 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 600 financial services and second-hand retail stores.
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
The majority of our credit service customers obtain short-term signature loans with a single maturity date. These short-term loans, with terms averaging about 16 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain installment loans with a series of payments due over as much as a seven-month period. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire loan is considered defaulted.
Allowance for Losses on Signature Loan Credit Services: We provide an allowance for losses we expect to incur under letters of credit for brokered signature loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees, and late fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to signature loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the signature loan credit service fees we expect not to collect, and charge changes in this allowance to signature loan fee revenue.
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
Acquisitions: We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-65 (Business Combinations — Revised) on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. In accordance with FASB ASC 805-10-65, we allocate the total acquisition price to the fair value of assets and liabilities acquired and now immediately expense transaction costs that would have been included in the purchase price allocation under previous accounting standards.
Foreign Currency Translation: Our equity investments in Albemarle & Bond and Cash Converters International are translated from British pounds and Australian dollars, respectively, into U.S. dollars at the exchange rates as of the investees’ balance sheet date of June 30. The related interest in the investees’ net income is translated at the average exchange rates for each six-month period reported by the investees. The functional currency of our wholly-owned Empeño Fácil pawn segment is the Mexican peso and the functional currency of our wholly-owned foreign subsidiary in Canada is the Canadian dollar. Empeño Fácil’s and our Canadian subsidiary’s balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments from Albemarle & Bond, Cash Converters International, Empeño Fácil and our Canadian subsidiary as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” expense in our statements of operations.
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
In July 2010, FASB issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends FASB ASC 310 (Receivables) to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. We adopted this amended standard on October 1, 2010, resulting in no effect on our financial position, results of operations or cash flows. The additional required disclosures are included in Note S.
In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update amends FASB ASC 220 (Comprehensive Income) and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We early adopted this amended standard in our fiscal year beginning October 1, 2010 with no effect on our financial position, results of operations or cash flows other than the presentation of our results of operations.

Note B: Acquisitions
On December 31, 2008, we acquired through a merger all of the capital stock of Value Financial Services, Inc. (“VFS”). The following table provides information related to the acquisition:

Fiscal Year Ended
September 30, 2009
(In thousands
except store counts)
Pawn stores acquired	67

Consideration:
Cash	$13,590
Equity instruments (4.1 million shares of Class A Non-voting stock at $15.92 per share)	64,609

Fair value of total consideration transferred	78,199

Capitalized acquisition costs	894
Cash acquired	(1,410)

Total purchase price	77,683

Assumed debt	30,385

Total acquisition costs	$108,068

Current assets:
Pawn loans	$17,886
Pawn service charges receivable	3,491
Inventory	16,265
Deferred tax asset	4,394
Prepaid expenses and other assets	1,438

Total current assets	43,474

Property and equipment	5,584
Deferred tax asset, non-current	690
Goodwill	61,877
Other assets	5,719

Total assets	$117,344

Current liabilities:
Current maturities of long-term debt	$(4,000)
Accounts payable and other accrued expenses	(8,404)
Customer layaway deposits	(872)

Total current liabilities	(13,276)

Long-term debt	(26,385)

Total liabilities	(39,661)

Net assets acquired	$77,683

Goodwill recorded in U.S. Pawn segment	$61,877
Goodwill deductible for tax purposes	—
Indefinite lived intangible assets acquired:
Trademark and trade names	$4,870
Definite lived intangible assets acquired:
Favorable lease asset	$644
We estimated the fair value of the stock issued in the acquisition based on the average daily closing market price of our stock from two days before to two days after the announcement of the merger agreement. Since the date of acquisition, the total purchase price increased approximately $0.3 million due to additional transaction related costs identified after the point of acquisition.

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
We have realized operating synergies and administrative savings. These come primarily from using the best practices from EZCORP and VFS in each business, economies of scale, reduced administrative support staff and the closure of VFS’s corporate offices. The pro forma information does not include any potential operating efficiencies or cost savings from expected synergies. The pro forma information is not necessarily an indication of the results that would have been achieved had the acquisition been completed as of the date indicated or that may be achieved in the future.
The following table presents unaudited consolidated pro forma information as if the VFS acquisition had occurred on October 1, 2009:

Fiscal Year Ended
September 30, 2009
(In thousands)
Total revenues	$634,693
Net revenues	380,020
Net income	70,358

The following table provides information related to the acquisitions of domestic and foreign pawn lending locations made during the years ended September 30, 2011, 2010 and 2009 (excluding locations acquired in connection with the acquisition described above related to Value Financial Services):

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands except store counts)
Number of asset purchase acquisitions	9	5	1
Number of stock purchase acquisitions	3	—	—

U.S. pawn stores acquired	34	16	11
Mexico pawn stores acquired	6	—	—

Total pawn stores acquired	40	16	11

Consideration:
Cash	$69,977	$22,507	$17,124
Equity instruments	7,304	—	17,250

Fair value of total consideration transferred	77,281	22,507	34,374

Capitalized acquisition costs	—	—	178
Acquisition related costs included in administrative expenses	(920)	(643)	—
Cash acquired	(1,138)	(58)	(117)

Total purchase price	$75,223	$21,806	$34,435

Current assets:
Pawn loans	$8,572	$2,700	$5,442
Signature loans	710	—	55
Auto title loans	—	—	1,105
Service charges and fees receivable	1,270	379	1,322
Inventory	4,838	1,542	2,860
Deferred tax asset	461	223	334
Prepaid expenses and other assets	728	66	79

Total current assets	16,579	4,910	11,197

Property and equipment	1,051	387	392
Goodwill	56,703	15,870	16,297
Other assets	2,558	1,057	6,711

Total assets	$76,891	$22,224	$34,597

Current liabilities:
Accounts payable and other accrued expenses	$(1,176)	$(93)	$(27)
Customer layaway deposits	(182)	(102)	(135)
Other current liabilities	(26)	—	—

Total current liabilities	(1,384)	(195)	(162)

Deferred tax liability	(284)	(223)	—

Total liabilities	(1,668)	(418)	(162)

Net assets acquired	$75,223	$21,806	$34,435

Goodwill deductible for tax purposes	$34,376	$15,870	$16,297
Goodwill recorded in U.S. Pawn Segment	53,555	15,870	16,297
Goodwill recorded in Empeño Fácil segment	3,148	—	—

Indefinite lived intangible assets acquired:
Pawn licenses	$—	$607	$6,680
Definite lived intangible assets acquired:
Favorable lease asset	$111	$—	$—
Non-compete agreements	769	420	—
The fiscal year 2011 acquisitions in the table above include an acquisition of the trademark and licensing rights for Cash Converters in Canada, in which no goodwill was acquired. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into Chicago, Iowa, Wisconsin, Utah, Hidalgo and Tlaxcala in addition to a greater presence in the prime pawn market of Florida and the ability to further leverage our expense structure through increased scale.
All stores were acquired as part of our continuing strategy to acquire pawn stores to enhance and diversify our earnings. Transaction related expenses were not material and were expensed as incurred. The results of all acquired stores have been consolidated with our results since their acquisition. The purchase price allocation of stores acquired in the most recent twelve months is preliminary as we continue to receive information regarding the acquired assets. Pro forma results of operations have not been presented because the acquisitions were not significant on either an individual or an aggregate basis, and it is not practicable to do so, as historical audited financial statements are not readily available.
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
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands, except per share amounts)
Net income (A)	$122,159	$97,294	$68,472

Weighted average outstanding shares of common stock (B)	49,917	49,033	47,372
Dilutive effect of stock options and restricted stock	452	543	704

Weighted average common stock and common stock equivalents (C)	50,369	49,576	48,076

Basic earnings per share (A/B)	$2.45	$1.98	$1.45

Diluted earnings per share (A/C)	$2.43	$1.96	$1.42

Potential common shares excluded from the calculation of diluted earnings per share	2	15	124
Note D: Strategic Investments and Fair Value of Financial Instruments
At September 30, 2011, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our fiscal year ended September 30, 2011 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2010 to June 30, 2011. In fiscal 2011, 2010 and 2009, we received dividends from Albemarle & Bond of $3.2 million, $2.3 million and $1.6 million. Albemarle & Bond’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $23.5 million at September 30, 2011.
Conversion of Albemarle & Bond’s financial statements into US Generally Accepted Accounting Principles (“GAAP”) resulted in no material differences from those reported by Albemarle & Bond following International Financial Reporting Standards (“IFRS”).

In its functional currency of British pounds, Albemarle & Bond’s total assets increased 19% from June 30, 2010 to June 30, 2011 and its net income improved 6% for the year ended June 30, 2011. Below is summarized financial information for Albemarle & Bond’s most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2011	2010
	(In thousands)
Current assets	$125,862	$97,476
Non-current assets	64,325	52,325

Total assets	$190,187	$149,801

Current liabilities	$18,620	$17,898
Non-current liabilities	57,016	42,078
Shareholders’ equity	114,551	89,825

Total liabilities and shareholders’ equity	$190,187	$149,801

	Years ended June 30,
	2011	2010	2009
	(In thousands)
Gross revenues	$162,002	$129,794	$89,712
Gross profit	97,197	84,850	68,572
Profit for the year (net income)	24,324	22,792	17,239
At September 30, 2011, the recorded balance of our investment in Albemarle & Bond, accounted for on the equity method, was $48.4 million. Because Albemarle & Bond publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Albemarle & Bond figures available are as of June 30, 2011, at which point our equity in net assets of Albemarle & Bond was $34.4 million. The difference between the recorded balance and our equity in Albemarle & Bond’s net assets represents the $10.0 million of unamortized goodwill, plus the cumulative difference resulting from Albemarle & Bond’s earnings, dividend payments and translation gains and losses since the dates of investment.
At September 30, 2011, we owned 124,418,000 shares, or approximately 33% of the total ordinary shares of Cash Converters International Limited, which is a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. Cash Converters franchises and operates a worldwide network of approximately 600 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our fiscal year ended September 30, 2011 represents our percentage interest in the results of cash Converters’ operations from July 1, 2010 to June 30, 2011. Our results for the twelve-month period ended September 30, 2010 include our percentage interest in Cash Converters’ 237 days of earnings from November 6, 2009 to June 30, 2010. This amount was estimated through daily proration of Cash Converters’ reported results for the twelve months ended June 30, 2010. In fiscal 2011 and 2010, we received dividends from Cash Converters of $4.1 and $1.5 million. Cash Converters’ accumulated undistributed after-tax earnings included in our consolidated retained earnings were $7.3 million at September 30, 2011.
Conversion of Cash Converters’ financial statements into US GAAP resulted in no material differences from those reported by Cash Converters following IFRS.
In its functional currency of Australian dollars, Cash Converters’ total assets increased 18% from June 30, 2010 to June 30, 2011 and its net income improved 27% for the year ended June 30, 2011. Below is summarized financial information for

Cash Converters’ most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2011	2010
	(In thousands)
Current assets	$119,633	$96,489
Non-current assets	126,811	72,408

Total assets	$246,444	$168,897

Current liabilities	$38,235	$19,179
Non-current liabilities	22,528	10,199
Shareholders’ equity	185,681	139,519

Total liabilities and shareholders’ equity	$246,444	$168,897

	Years Ended June 30,
	2011	2010
	(In thousands)
Gross revenues	$184,011	$111,218
Gross profit	138,997	84,296
Profit for the year (net income)	27,328	19,122
At September 30, 2011, the recorded balance of our investment in Cash Converters, accounted for on the equity method, was $72.0 million. Because Cash Converters publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Cash Converters figures available are as of June 30, 2011, at which point our equity in net assets of Cash Converters was $60.8 million. The difference between the recorded balance and our equity in Cash Converters’ net assets represents the $15.0 million of unamortized goodwill, plus the cumulative difference resulting from Cash Converters’ earnings, dividend payments and translation gains and losses since the dates of investment.
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

	September 30,
	2011	2010
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$48,361	$43,127
Fair value	91,741	75,520

Cash Converters:
Recorded value	71,958	58,259
Fair value	53,600	70,005
In August 2011, legislation was proposed in Australia that would, among other things, limit the interest charged on certain consumer loans and prohibit loan extensions and refinancings. If this legislation is enacted in its currently proposed form, Cash Converters’ consumer loan business in Australia may be adversely affected, which could have the effect of decreasing Cash Converters’ revenues and earnings. Cash Converters has announced that it is considering a wide range of steps which it can implement to reduce the potential adverse impact if the proposed legislation is enacted and that it believes it may be able to substantially reduce the adverse effects. As of September 30, 2011, the fair value of our investment in Cash Converters (based on the market price of Cash Converters stock as of that date) was below our recorded value. In light of Cash Converters’ statements regarding its ability to mitigate the potential impact of the proposed legislation, we consider this loss in value to be temporary.

Included in “Other Assets, net” on our balance sheets are available for sale securities with a fair value of $5.4 million at September 30, 2011 and $4.9 million at September 30, 2010. This is considered to be a level one measurement of fair value as it is based on the ending market price for the securities at that date, as quoted on an active public securities exchange.
Note E: Property and Equipment
Major classifications of property and equipment were as follows:

	September 30,
	2011			2010
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Depreciation	Value	Amount	Depreciation	Value
	(In thousands)
Land	$4	$—	$4	$—	$—	$—
Buildings and improvements	88,263	(53,094)	35,169	78,997	(47,851)	31,146
Furniture and equipment	85,654	(52,562)	33,092	70,419	(44,209)	26,210
Software	28,653	(23,238)	5,415	25,128	(21,871)	3,257
Construction in progress	4,818	—	4,818	1,680	—	1,680

Total	$207,392	$(128,894)	$78,498	$176,224	$(113,931)	$62,293

Depreciation expense for fiscal 2011, 2010 and 2009 was $17.5 million, $14.0 million and $12.3 million. Included in these amounts for fiscal 2011, 2010 and 2009 is $1.4 million, $0.9 million and $1.0 million of depreciation expense related to capitalized computer software.
Note F: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	September 30,
	2011	2010
	(In thousands)
Pawn licenses	$8,836	$8,836
Trade name	4,870	4,870
Goodwill	173,206	117,305

Total	$186,912	$131,011

The following table presents the changes in the carrying value of goodwill, by segment, for the fiscal years ended September 30, 2011 and 2010:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
		(In thousands)
Balance at September 30, 2009	$94,192	$6,527	$—	$100,719
Acquisitions	15,871	—	—	15,871
Post-closing purchase price allocation adjustments for prior year acquisitions	192	—	—	192
Effect of foreign currency translation changes	—	523	—	523

Balance at September 30, 2010	110,255	7,050	—	117,305

Acquisitions	53,642	3,148	—	56,790
Effect of foreign currency translation changes	—	(889)	—	(889)

Balance at September 30, 2011	$163,897	$9,309	$—	$173,206

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	September 30,
	2011			2010
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
			(In thousands)
Real estate finders’ fees	$1,157	$(479)	$678	$948	$(401)	$547
Non-compete agreements	3,722	(2,459)	1,263	3,081	(1,834)	1,247
Favorable lease	755	(322)	433	644	(219)	425
Franchise Rights	1,547	(32)	1,515	—	—	—
Deferred financing costs	2,411	(262)	2,149	1,469	(982)	487
Other	58	(12)	46	48	(6)	42

Total	$9,650	$(3,566)	$6,084	$6,190	$(3,442)	$2,748

The amortization of most definite lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of our credit agreement. The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Fiscal Years Ended September 30,
	2011	2010	2009
		(In thousands)
Amortization expense	$855	$631	$485
Operations expense	111	129	95
Interest expense	615	403	296

Total expense from the amortization of definite-lived intangible assets	$1,581	$1,163	$876

The following table presents our estimate of amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization Expense	Operations Expense	Interest Expense
		(In thousands)
2012	$784	$92	$599
2013	346	76	599
2014	271	62	599
2015	234	51	352
2016	193	48	—
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
Note G: Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2011	2010
	(In thousands)
Trade accounts payable	$9,949	$9,135
Accrued payroll and related expenses	22,326	20,838
Accrued interest	13	94
Accrued rent and property taxes	10,728	9,121
Accrual for expected losses on credit service letters of credit	1,795	1,699
Collected funds payable to unaffiliated lenders under credit service programs	1,705	823
Other accrued expenses	10,884	7,953

	$57,400	$49,663

Note H: Long-Term Debt
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
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the bank’s base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. From the closing date to approximately October 31, 2011, we paid a minimum interest rate of LIBOR plus 250 basis points or the bank’s base rate plus 150 basis points, at our option, and a commitment fee of 50 basis points on the unused portion of the credit line. Terms of the credit agreement require, among other things, that we meet certain financial covenants. At September 30, 2011, we were in compliance with all covenants. We expect the recorded value of our debt to approximate its fair value as it is all variable rate debt and carries no pre-payment penalty.
At September 30, 2011, $17.5 million was outstanding under our revolving credit agreement. We also issued $5.0 million of bank letters of credit, leaving $152.5 million available on our revolving credit facility. The outstanding bank letters of credit secure our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.
In connection with the credit agreement we expensed $0.1 million of unamortized deferred financing costs related to our former credit agreement and recorded approximately $2.3 million deferred financing costs related to our new facility. These costs are included in intangible assets, net on the balance sheet and are being amortized to interest expense over their four-year estimated useful life.
Note I: Common Stock, Options, and Stock Compensation
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
The following table presents information on newly registered shares of our Class A Common Stock issued as acquisition consideration:

	Fiscal Years Ended September 30,
	2011	2010	2009
Shares issued due to acquisitions	208,763	—	5,174,900
We account for stock compensation in accordance with the fair value recognition and measurement provisions of FASB ASC 718-10-25 (Compensation-Stock Compensation). Compensation cost recognized includes compensation cost for all unvested stock compensation payments, based on the closing market price of our stock on the date of grant. We amortize the fair value of grants to compensation expense on a ratable basis over the vesting period for both cliff vesting and pro-rata vesting grants. We have not granted any stock options since fiscal 2007.

Our net income includes the following compensation costs related to our stock compensation arrangements:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)
Gross compensation costs
Stock options	$—	$4	$63
Restricted stock	13,208	4,508	3,638

Total gross compensation costs	13,208	4,512	3,701

Income tax benefits
Stock options	(1)	(56)	(32)
Restricted stock	(4,508)	(1,517)	(1,208)

Total income tax benefits	(4,509)	(1,573)	(1,240)

Net compensation expense	$8,699	$2,939	$2,461

All options and restricted stock relate to our Class A Common Stock.
Our non-employee directors have been granted restricted stock awards and non-qualified stock options that vest in one to two years from grant, with the options expiring in ten years. Restricted stock awards, non-qualified options and incentive stock options have been granted to our officers and employees under our 1998, 2003, 2006 and 2010 Incentive Plans. Most options have a contractual life of ten years and provide for pro-rata vesting over five years, but some provide for cliff vesting. Outstanding options have been granted with strike prices ranging from $0.86 per share to $4.05 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards (“RSAs”) and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock, including 75,750 shares that remained available for issuance under the previous plan. Awards that expire or are canceled without delivery of shares under the 2010 Incentive Plan generally become available for issuance in new grants. We generally issue new shares to satisfy stock option exercises, but used 10,000 treasury shares to satisfy one option exercise in fiscal 2009. We no longer hold any treasury shares. At September 30, 2011, 779,750 shares were available for grant under the 2010 Plan.
We measure the fair value of RSAs based upon the closing market price of our common stock as of the grant date. A summary of the RSA activity as follows:

	Fiscal Year Ended September 30, 2011
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	1,781,250	$13.50
Granted	868,500	20.34
Released	(1,035,250)	13.08
Forfeited	(79,500)	16.61

Outstanding at end of year	1,535,000	$17.49

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In millions except per share amounts)
Weighted average grant-date fair value per share of RSAs granted	$20.34	$14.64	$17.51
Total grant —date fair value of RSAs vested	$13.5	$0.2	$4.8

At September 30, 2011, the unamortized fair value of RSAs to be amortized over their remaining vesting periods was approximately $20.8 million and the fair value of all options had been fully amortized to expense. The weighted average period over which these costs will be amortized is four years.
A summary of the option activity for the current fiscal year follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(In years)	(In thousands)
Outstanding at September 30, 2010	293,398	$3.81
Granted	—	—
Forfeited	—	—
Expired	(8,400)	1.48
Exercised	(62,600)	6.57

Outstanding at September 30, 2011	222,398	$3.12	2.37	$5,652
Vested and expected to vest	222,398	$3.12	2.37	$5,652
Vested at September 30, 2011	222,398	$3.12	2.37	$5,652

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In millions except share amounts)
Shares issued due to stock option exercises	62,173	494,202	1,528,048
Proceeds due to stock option exercises	$0.4	$1.6	$4.9
Tax benefit from stock option exercises	$0.2	$2.1	$1.4
Intrinsic value of stock options exercised	$1.5	$7.7	$15.5
Note J: Income Taxes
Significant components of the income tax provision are as follows:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)
Current
Federal	$50,148	$54,931	$38,898
State and foreign	2,728	2,172	1,519

	52,876	57,103	40,417
Deferred
Federal	13,408	(2,811)	(3,516)
State and foreign	268	(56)	(61)

	13,676	(2,867)	(3,577)

	$66,552	$54,236	$36,840

A reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations is as follows:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)
Income taxes at the federal statutory rate	$66,049	$53,035	$36,859
Non-deductible expense related to incentive stock options	—	1	112
State income tax, net of federal benefit	2,728	2,172	1,519
Change in valuation allowance	1,425	1,273	157
Federal tax credits	(167)	(134)	(181)
Foreign tax credit	(4,356)	(2,849)	(1,228)
Other	873	738	(398)

Total provision	$66,552	$54,236	$36,840

Effective Tax Rate	35.3%	35.8%	35.0%

The decrease in the fiscal 2011 effective tax rate is due primarily to an increase in foreign tax credits, partly offset by a valuation allowance established on our foreign net operating losses during the start-up phase of operations in Canada. If we are able to generate taxable income in Canada in future years, this valuation allowance may then be reversed and the related deferred tax assets realized. Taking into account all the above factors and our expectations, we estimate our effective tax rate in the year ending September 30, 2012 will be approximately 35.2%.
Significant components of our deferred tax assets and liabilities as of September 30 are as follows (in thousands):

	September 30,
	2011	2010
	(In thousands)
Deferred tax assets:
Book over tax depreciation	$1,001	$3,894
Tax over book inventory	3,457	9,836
Accrued liabilities	12,220	11,041
Pawn service charges receivable	3,775	3,552
Stock compensation	—	2,838
Net operating loss carry-forward on foreign operations	1,425	1,273

Total deferred tax assets	21,878	32,434

Deferred tax liabilities:
Tax over book amortization	6,605	5,122
Foreign income and dividends	2,932	2,163
Stock compensation	194
Prepaid expenses	928	608

Total deferred tax liabilities	10,659	7,893

Net deferred tax asset	11,219	24,541
Valuation allowance	(1,425)	(1,273)

Net deferred tax asset	$9,794	$23,268

Substantially all of our operating income was generated from U.S. operations during 2010 and 2011, and we have elected to have our Mexican operations treated as a foreign branch of a U.S. subsidiary for U.S. income tax purposes. At September 30, 2011 and 2010, we provided deferred income taxes on all undistributed earnings from Albemarle & Bond, and received dividends of approximately $3.2 million and $2.3 million. At September 30, 2011 and 2010, we provided deferred income taxes on all undistributed earnings from Cash Converters, and received dividends of approximately $4.1 million and $1.5 million. Any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

Under FASB ASC 740-10-25 (“Accounting for Uncertainty in Income Taxes”), a tax position must be more-likely-than-not to be sustained upon examination, based on the technical merits of the position to be recognized in the financial statements. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FASB ASC 740-10-25 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of equity. As a result of the adoption of FASB ASC 740-10-25, we recognized a $106,000 liability, including $8,600 of penalties and interest, for unrecognized state income tax benefits net of federal taxes, and recorded this as a cumulative adjustment to our beginning retained earnings at October 1, 2007. We recorded an additional $380,000 uncertain tax position in fiscal 2008, and reversed it in fiscal 2009 due to a change in accounting method for tax purposes.
We recognize interest and penalties related to unrecognized tax benefits as federal income tax expense on our statement of operations.
Below is a reconciliation of the beginning and ending unrecognized tax benefits for the periods since adoption of FASB ASC 740-10-25 (in thousands):

Unrecognized tax benefits at September 30, 2008	$486
Reduction based on prior year tax positions	(380)
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	—

Unrecognized tax benefits at September 30, 2009	106
Reduction based on prior year tax positions	—
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	(55)

Unrecognized tax benefits at September 30, 2010	51
Reduction based on prior year tax positions	—
Additions based on current year tax positions	—
Reductions based on settlements with taxing authorities	—
Reductions due to lapse in statute of limitations	(51)

Unrecognized tax benefits at September 30, 2011	$—

We are subject to U.S., Mexican, and Canadian income taxes as well as to income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2007.
Note K: Related Party Transactions
Effective October 1, 2010, 2009 and 2008, we entered one-year financial advisory services agreements with Madison Park, LLC, a business and financial advisory firm wholly-owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Common Stock. Either party could terminate the agreements at any time on thirty days written notice, but neither party elected to do so. The agreements required Madison Park to provide advice on our business and long-term strategic plan, including acquisitions and strategic alliances, operating and strategic objectives, investor relations, relations with investment bankers and other members of the financial services industry, international business development and strategic investment opportunities, and financial matters. The monthly fee for the services was $400,000 in fiscal 2011, $300,000 in fiscal 2010 and $200,000 in fiscal 2009. Total payments to Madison Park were $4.8 million in fiscal 2011, $3.6 million in fiscal 2010 and $2.4 million in fiscal 2009.
Effective October 1, 2011, we entered into a new financial advisory services agreement with Madison Park with a one-year term that expires September 30, 2012. The terms of the agreement are substantially the same as those in the fiscal 2011 agreement described above, except the monthly fee is $500,000.
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
Note L: Leases
We lease various facilities and certain equipment under operating leases. We also sublease some of the above facilities. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

	Fiscal Years Ended September 30,
	Lease	Sublease
	Payments	Revenue

	(In thousands)
2012	$45,181	$226
2013	39,243	161
2014	30,001	111
2015	22,171	12
2016	13,874	—
Thereafter	19,731	—

	$170,201	$510

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

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)
Gross rent expense	$46,710	$39,394	$35,005
Sublease rent revenue	(141)	(132)	(81)

Net rent expense	$46,569	$39,262	$34,924

Prior to fiscal 2008, we completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $2.1 million at September 30, 2011, is included in “Deferred gains and other long-term liabilities” in our consolidated balance sheet. The short-term portion, included in “Accounts payable and other accrued expenses” was $0.4 million at September 30, 2011. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on our other lease agreements.
Note M: Employment Agreements
Effective January 1, 2009, we entered into an Employment and Compensation Agreement with Joseph L. Rotunda, who was our Chief Executive Officer at the time. That agreement expired on October 8, 2010, and Mr. Rotunda retired from his positions as Chief Executive Officer and a member of the Board of Directors on October 31, 2010. The agreement provided Mr. Rotunda with certain severance and termination benefits if he served the full term of the agreement (through October 8, 2010). These benefits included (1) a cash payment in an amount equal to one year’s base salary plus his most recent annual incentive bonus award (total of approximately $3.4 million, payable on January 7, 2011) and (2) a five-year consulting agreement that provides for the following: an annual consulting fee of $500,000; an annual incentive bonus with a target amount equal to 50% of the annual fee and a maximum amount equal to 100% of the annual fee; and reimbursement of reasonable business expenses. The company has also agreed to continue the healthcare benefits for Mr. Rotunda during the term of the consulting agreement. If the consulting agreement is terminated by reason of Mr. Rotunda’s death or disability, he will be entitled to payment of an amount equal to one year’s annual consulting fee plus one year of incentive bonus (calculated at the target amount) and continuation of healthcare benefits for Mr. Rotunda and/or his spouse (as applicable) for one year. In addition, if the company terminates the consulting agreement (other than due to a material breach by Mr. Rotunda) or Mr. Rotunda terminates the consulting agreement because of a material breach by the company, then the company will pay Mr. Rotunda an amount of cash equal to all annual consulting fees that would have been payable to Mr. Rotunda had the agreement continued until the expiration of the five-year term, plus an additional $500,000 in lieu of subsequent annual incentive bonuses, and shall continue to provide the healthcare benefits for Mr. Rotunda until the expiration of the five-year term.
On October 8, 2010, the Board of Directors, acting pursuant to the terms of the applicable restricted stock award agreement and with the recommendation of the Compensation Committee, determined that Mr. Rotunda had satisfied the specified conditions for the accelerated vesting of all his unvested restricted stock (having served the full term of his employment agreement and successfully implemented a transition plan to a new Chief Executive Officer) and approved the vesting of the remaining 756,000 unvested shares on October 31, 2010, the effective date of Mr. Rotunda’s retirement.
On August 3, 2009, we entered into an employment agreement with Paul E. Rothamel, who became President in February 2010 and Chief Executive Officer on November 1, 2010. The agreement provides for certain benefits (principally, a payment equal to one year of then-current base salary) if (a) Mr. Rothamel terminates his employment for good reason (including a change in control), (b) we terminate Mr. Rothamel’s employment without cause, or (c) Mr. Rothamel dies or becomes totally and permanently disabled during his active employment. Mr. Rothamel is subject to confidentiality obligations and, for a period of two years following the termination of his employment, is prohibited from competing with us, soliciting our customers or soliciting our employees. The agreement had an initial term of two years, which expired on August 3, 2011, but under its terms, has been renewed for an additional one-year term and will continue to be renewed for successive one-year terms unless either party gives 90-days’ notice to terminate.
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
The following table presents matching contribution information to our 401(k) Plan:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)
Matching contributions to EZCORP 401(k) Plan	$377	$260	$178
Matching contributions to Value Financial Services 401(k) Plan	—	—	97

Total Matching contributions	$377	$260	$275

We also provide a non-qualified Supplemental Executive Retirement Plan for selected executives. Funds in the Supplemental Executive Retirement Plan vest over three years from the grant date, with one-third vesting each year. All of a participant’s Supplemental Executive Retirement Plan funds from all grants vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control. In addition, the Supplemental Executive Retirement Plan funds are 100% vested when a participant attains his or her normal retirement age (60 years old and five years of active service) while actively employed by us. Expense of contributions to the Supplemental Executive Retirement Plan is recognized based on the vesting schedule.
The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)
Contributions to the Supplemental Executive Retirement Plan	$701	$746	$579
Amortized expense due to Supplemental Executive Retirement Plan	$526	$562	$463
Note O: Contingencies
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Note P: Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended September 30, 2011
Total revenues	$218,826	$213,254	$203,152	$234,085
Net revenues	134,232	130,950	122,997	146,759
Net income	27,429	31,838	26,527	36,365

Earnings per common share:
Basic	$0.55	$0.64	$0.53	$0.73
Diluted	$0.55	$0.63	$0.53	$0.72

Year Ended September 30, 2010
Total revenues	$184,751	$176,584	$173,542	$198,168
Net revenues	112,931	109,705	104,804	120,039
Net income	25,707	23,773	19,962	27,852

Earnings per common share:
Basic	$0.53	$0.49	$0.41	$0.57
Diluted	$0.52	$0.48	$0.40	$0.56
Note Q: Comprehensive Income
The table below presents the tax benefit (provision) of each component of comprehensive income:

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)
Foreign currency translation tax benefit / (provision)	$(5,369)	$1,918	$1,598
Available for sale securities tax benefit / (provision)	(325)	—	—

Total tax benefit / (provision)	$(5,694)	$1,918	$1,598

Note R: Operating Segment Information
We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.
•	The U.S. Pawn Operations segment offers pawn related activities in our 433 U.S. pawn stores, offers signature loans in 43 pawn stores and six EZMONEY stores and offers auto title loans in 44 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 178 Mexico pawn stores.

•	The EZMONEY Operations segment offers signature loans in 430 U.S. and 64 Canadian financial services stores. The segment offers auto title loans in 397 of its U.S. stores and buys and sells second-hand goods 15 of its Canadian stores.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
	(In thousands)
Year Ended September 30, 2011:
Revenues:
Merchandise Sales	$256,643	$25,237	$203	$282,083
Jewelry Scrapping Sales	195,276	15,997	1,206	212,479
Pawn service charges	184,234	16,901	—	201,135
Signature loan fees	2,501	—	147,749	150,250
Auto title loan fees	1,539	—	20,162	21,701
Other	634	122	913	1,669

Total revenues	640,827	58,257	170,233	869,317

Merchandise cost of goods sold	147,239	14,672	149	162,060
Jewelry scrapping cost of goods sold	120,767	12,205	588	133,560
Signature loan bad debt	923	—	35,405	36,328
Auto title loan bad debt	165	—	2,266	2,431

Net revenues	371,733	31,380	131,825	534,938

Operations expense	177,191	20,636	69,225	267,052

Store operating income	$194,542	$10,744	$62,600	$267,886

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
		(In thousands)
Year Ended September 30, 2010:
Revenues:
Merchandise Sales	$226,424	$14,030	$—	$240,454
Jewelry scrapping Sales	163,667	7,389	355	171,411
Pawn service charges	154,505	9,190	—	163,695
Signature loan fees	1,930	—	137,385	139,315
Auto title loan fees	1,659	—	16,048	17,707
Other	442	—	21	463

Total revenues	548,627	30,609	153,809	733,045

Merchandise cost of goods sold	131,825	8,459	—	140,284
Jewelry scrapping cost of goods sold	104,531	6,137	170	110,838
Signature loan bad debt	641	—	31,068	31,709
Auto title loan bad debt	236	—	2,499	2,735

Net revenues	311,394	16,013	120,072	447,479

Operations expense	161,145	11,658	63,861	236,664

Store operating income	$150,249	$4,355	$56,211	$210,815

Year Ended September 30, 2009:
Revenues:
Merchandise Sales	$202,250	$8,751	$—	$211,001
Jewelry scrap Sales	117,013	1,900	9	118,922
Pawn service charges	124,396	5,773	—	130,169
Signature loan fees	2,293	—	131,051	133,344
Auto title loan fees	1,313	—	2,276	3,589
Other	431	—	—	431

Total revenues	447,696	16,424	133,336	597,456

Merchandise cost of goods sold	121,170	5,392	—	126,562
Jewelry scraping cost of goods sold	75,744	1,277	6	77,027
Signature loan bad debt	828	—	32,725	33,553
Auto title loan bad debt	124	—	256	380

Net revenues	249,830	9,755	100,349	359,934

Operations expense	140,525	5,833	59,879	206,237

Store operating income	$109,305	$3,922	$40,470	$153,697

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Fiscal Years Ended September 30,
	2011	2010	2009
		(In thousands)
Consolidated store operating income	$267,886	$210,815	$153,697
Administrative expenses	75,270	52,740	40,497
Depreciation and amortization	18,344	14,661	12,746
(Gain) / loss on sale or disposal of assets	309	1,528	(1,024)
Interest income	(37)	(186)	(281)
Interest expense	1,690	1,385	1,425
Equity in net income of unconsolidated affiliates	(16,237)	(10,750)	(5,016)
Other	(164)	(93)	38

Consolidated income before income taxes	$188,711	$151,530	$105,312

The following table presents separately identified segment assets:

	U.S. Pawn	Empeño	EZMONEY
	Operations	Fácil	Operations	Consolidated
		(In thousands)
Assets at September 30, 2011:
Pawn loans	$134,457	$10,861	$—	$145,318
Signature loans, net	990	—	10,399	11,389
Auto title loans, net	930	—	2,292	3,222
Service charges and fees receivable, net	25,148	1,663	6,419	33,230
Inventory, net	81,257	8,514	602	90,373
Goodwill	163,897	9,309	—	173,206

Total separately identified recorded segment assets	$406,679	$30,347	$19,712	$456,738

Brokered signature loans outstanding from unaffiliated lenders	$206	$—	$20,767	$20,973
Brokered auto title loans outstanding from unaffiliated lenders	$175	$—	$5,892	$6,067

Assets at September 30, 2010:
Pawn loans	$113,944	$7,257	$—	$121,201
Signature loans, net	456	—	10,319	10,775
Auto title loans, net	651	—	2,494	3,145
Service charges and fees receivable, net	20,830	1,053	7,177	29,060
Inventory, net	66,542	4,935	25	71,502
Goodwill	110,255	7,050	—	117,305

Total separately identified recorded segment assets	$312,678	$20,295	$20,015	$352,988

Brokered signature loans outstanding from unaffiliated lenders	$231	$—	$22,709	$22,940
Brokered auto title loans outstanding from unaffiliated lenders	$236	$—	$6,589	$6,825

Assets at September 30, 2009:
Pawn loans	$98,099	$3,585	$—	$101,684
Signature loans, net	453	—	7,904	8,357
Auto title loans, net	685	—	978	1,663
Service charges and fees receivable, net	17,910	513	5,892	24,315
Inventory, net	61,196	2,804	1	64,001
Goodwill	94,192	6,527	—	100,719

Total separately identified recorded segment assets	$272,535	$13,429	$14,775	$300,739

Brokered signature loans outstanding from unaffiliated lenders	$278	$—	$22,706	$22,984
Brokered auto title loans outstanding from unaffiliated lenders	$276	$—	$1,910	$2,186
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
The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	September 30,
	2011	2010	2009
	(In thousands)
Total separately identified recorded segment assets	$456,738	$352,988	$300,739
Corporate assets	299,712	253,424	191,778

Total assets	$756,450	$606,412	$492,517

Note S: Allowance for Losses and Credit Quality of Financing Receivables
We offer a variety of loan products and credit services to customers who do not have cash resources or access to credit to meet their short-term cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our receivables do not have a credit risk profile that can easily be measured by the normal credit quality indicators used by the financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted. For auto title loans, we additionally inspect the automobile, title and reference to market values of used automobiles.
As described in Note A, “Significant Accounting Policies,” we consider a signature loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire installment loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to signature loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans.
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
The following table presents changes in the allowance for credit losses as well as the recorded investment in our financing receivables by portfolio segment for the periods presented (in thousands):

	Allowance				Allowance	Financing
	Balance at				Balance at	Receivable
	Beginning				End of	End of
Description	of Period	Charge-offs	Recoveries	Provision	Period	Period
Allowance for losses on signature loans:
Year ended September 30, 2011	$750	$(18,043)	$6,349	$12,671	$1,727	$13,116
Year ended September 30, 2010	532	(14,807)	5,757	9,268	750	11,525
Year ended September 30, 2009	580	(14,456)	5,571	8,837	532	8,889

Allowance for losses on auto title loans:
Year ended September 30, 2011	$1,137	$(12,616)	$10,074	$1,943	$538	$3,760
Year ended September 30, 2010	291	(9,240)	7,425	2,661	1,137	4,282
Year ended September 30, 2009	—	(2,478)	2,387	382	291	1,954
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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

								Recorded Investment
	Days Past Due					Current	Total Financing	> 90 Days &
	1-30	31-60	61-90	>90	Total Past Due	Receivable	Receivable	Accruing
September 30, 2011
Auto title loans	$840	$479	$283	$219	$1,821	$1,939	$3,760	$—
Reserve	$117	$114	$67	$172	$470	$68	$538	$—
Reserve %	14%	24%	24%	79%	26%	4%	14%	—

September 30, 2010
Auto title loans	$796	$552	$432	$532	$2,312	$1,970	$4,282	$—
Reserve	$188	$229	$256	$367	$1,040	$97	$1,137	$—
Reserve %	24%	41%	59%	69%	45%	5%	27%	—
Note T: Supplemental Consolidated Financial Information
Supplemental Consolidated Statements of Financial Position Information
The following table provides information on amounts included in accounts receivable, net and inventories, net:

	September 30,
	2011	2010
	(In thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$37,175	$31,575
Allowance for uncollectible pawn service charges receivable	(10,720)	(9,949)

Pawn service charges receivable, net	$26,455	$21,626

Signature loan fees receivable:
Gross signature loan fees receivable	$5,839	$6,144
Allowance for uncollectible signature loan fees receivable	(491)	(326)

Signature loan fees receivable, net	$5,348	$5,818

Auto title loan fees receivable:
Gross auto title loan fees receivable	$1,507	$1,721
Allowance for uncollectible auto title loan fees receivable	(80)	(105)

Auto title loan fees receivable, net	$1,427	$1,616

Inventory:
Inventory, gross
Inventory reserves	$99,854	$77,211
Inventory, net	(9,481)	(5,709)

	$90,373	$71,502

Supplemental Consolidated Statements of Income
The table below provides advertising expense for periods presented. Advertising costs are included in administrative expenses in the Consolidated Statements of Income:

	Fiscal Years Ended September 30,
	2011	2010	2009
		(In thousands)
Advertising Expense	$3,577	$2,205	$2,033

Other Supplemental Information

	September 30,
	2011	2010
	(In thousands)
Signature Loans:
Expected LOC losses	$1,562	$1,337
Maximum exposure for LOC losses	$23,845	$24,449

Auto title loans:
Expected LOC losses	$233	$362
Maximum exposure for LOC losses	$6,423	$7,197
Valuation and Qualifying Accounts

	Balance at	Additions			Balance at
	Beginning	Charged to	Charged to		End
Description	of Period	Expense	Other Accts	Deductions	of Period
	(In thousands)
Allowance for valuation of inventory:
Year ended September 30, 2011	$5,709	$3,772	$—	$—	$9,481

Year ended September 30, 2010	$5,719	$—	$—	$10	$5,709

Year ended September 30, 2009	$4,028	$1,691	$—	$—	$5,719

Allowance for uncollectible pawn service charges receivable:
Year ended September 30, 2011	$9,949	$—	$771	$—	$10,720

Year ended September 30, 2010	$8,521	$—	$1,428	$—	$9,949

Year ended September 30, 2009	$5,315	$—	$3,206	$—	$8,521

Allowance for uncollectible signature loan fees receivable:
Year ended September 30, 2011	$326	$—	$165	$—	$491

Year ended September 30, 2010	$461	$—	$(135)	$—	$326

Year ended September 30, 2009	$581	$—	$(120)	$—	$461

Allowance for valuation of deferred tax assets:
Year ended September 30, 2011	$1,273	$152	$—	$—	$1,425

Year ended September 30, 2010	$—	$1,273	$—	$—	$1,273

Year ended September 30, 2009	$233	$—	$—	$233	$—

Allowance for uncollectible auto title loan fees receivable:
Year ended September 30, 2011	$105	$—	$(25)	$—	$80

Year ended September 30, 2010	$21	$—	$84	$—	$105

Year ended September 30, 2009	$—	$—	$21	$—	$21

Note U: Subsequent Events
Acquisitions
Since the end of our fiscal year, we acquired 17 pawn stores located in Florida and the greater San Antonio, Texas metropolitan area and eight Cash Converters locations located in Pennsylvania, Virginia and Ontario, Canada, for consideration of approximately $49.2 million. The consideration was comprised of $48.2 million cash and approximately $1.0 million related to the issuance of 33,011 shares of EZCORP Class A Non-voting Common Stock. The purchase price allocation for these acquisitions is incomplete as we continue to receive information regarding the acquired assets. As a result, we are unable to provide at this time a breakout between net tangible assets, intangible assets and goodwill.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.
Our internal control over financial reporting as of September 30, 2011 has been audited by BDO USA, LLP, the independent registered public accounting firm that audited our financial statements included in this report, and their report follows immediately.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited EZCORP, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EZCORP, Inc. as of September 30, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our report dated November 23, 2011 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Dallas, Texas
November 23, 2011

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Set forth below are the names of the persons who, as of November 15, 2011, constituted our Board of Directors and their ages and committee assignments as of that date.

Name	Age	Committees
Sterling B. Brinkley (Chairman)	59	—
Paul E. Rothamel	47	—
Joseph J. Beal	66	Compensation (Chair)
Pablo Lagos Espinosa	56	Compensation
John Farrell	53	Audit
William C. Love	62	Audit (Chair)
Thomas C. Roberts (Lead Director)	69	Audit, Compensation
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

•	Joseph J. Beal — Mr. Beal has served as a director since September 2009 and serves as Chair of the Compensation Committee. Mr. Beal also serves as a director of Cash Converters International Limited. Until his retirement in 2008, Mr. Beal was the General Manager and Chief Executive Officer of the Lower Colorado River Authority. Prior to joining the LCRA in 1995, he was the Senior Vice President and Chief Operating Officer for Espey Hudson & Associates, an international engineering and environmental consulting firm based in Austin, Texas.

Director qualifications: leadership, chief executive officer and executive management experience; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development; deep understanding of conducting business in highly regulated environments; legislative and government relations experience.

•	Pablo Lagos Espinosa — Mr. Lagos joined us as a director in October 2010 and is a member of the Compensation Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the Board and Executive President for the Mexican subsidiary of Areas, a Spanish global organization dedicated to restaurant and retailing operations in key public transportation hubs, and as Chairman of the board of Residencial Puente de Piedra, a privately-held enterprise focused on developing affordable housing projects in and around Mexico City.

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

•	John Farrell — Mr. Farrell was appointed to our board of directors in July 2011 and serves on the Audit Committee. Mr. Farrell formerly served as President and Chief Executive Officer of the Specialised Agencies and Marketing Services business of Publicis Groupe, one of the world’s top three advertising and communications agency groups. During his business career, Mr. Farrell has held various executive management positions with a number of global advertising and communications firms, including Publicis Groupe (2003 — 2009); D’Arcy Masius Benton & Bowles (1993 — 2003);

and IMP International (1985 — 1993). He serves as non-executive director of a number of advertising and communications related businesses, including Huntsworth Plc, Albion Digital Advertising Group, DWA, Media Equals, Acceleration and LBI, and as senior consultant advisor to several businesses. Mr. Farrell is also a director of Albemarle & Bond Holdings PLC.

Director qualifications: leadership, chief executive officer and executive management experience in significant multi-national environments; deep understanding of strategically important geographies and international markets; risk management experience; financial experience, experience in developing, implementing and managing strategic plans, including international expansion; experience in developing, implementing and managing marketing plans; personnel development.

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
Executive Officers
Set forth below are the name, age, position and biographical information of each of the persons serving as our executive officers as of November 15, 2011 except for Mr. Brinkley and Mr. Rothamel, whose biographical information is included under “Board of Directors” above.

Name	Age	Title
Sterling B. Brinkley	59	Chairman of the Board of Directors
Paul E. Rothamel	47	President and Chief Executive Officer
Eric Fosse	48	President, North American Operations
Mark Kuchenrither	49	President, Change Capital
Tony Sanders	54	Senior Vice President, Human Resources
Stephen A. Stamp	50	Senior Vice President and Chief Financial Officer
Brent Turner	41	President, eCommerce and Card Services
Thomas H. Welch, Jr.	56	Senior Vice President, General Counsel and Secretary
Eric Fosse — Mr. Fosse joined us in September 2004 as Vice President of EZMONEY Operations. He was promoted to President — EZMONEY Division in August 2007, to President, Pawn Americas in July 2009 and to President, North American Operations in March 2011. From 1991 to 2004, Mr. Fosse held various operating positions and ultimately served as a Regional Vice President of G&K Services, a $500 million provider of uniform and textile products.

Mark Kuchenrither — Mr. Kuchenrither joined us as Senior Vice President, Strategic Development in March 2010 and was promoted to President, Change Capital in October 2011. From 2007 to March 2010, Mr. Kuchenrither served as Vice President of Operations of Sun Capital Partners, a major private equity firm, where he was responsible for the oversight of ten portfolio companies with emphasis on profit improvement. He was Chief Financial Officer of Arch Aluminum & Glass from 2003 to 2007, and was Chief Financial Officer and Treasurer of Peavey Electronics Corporation from 2000 to 2003. He began his career in various accounting and controller functions.
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
Stephen A. Stamp — Mr. Stamp joined us as Senior Vice President and Chief Financial Officer in November 2010. Mr. Stamp was the Chief Financial Officer at KV Pharmaceutical Company from March 2010 until May 2010. For the preceding eight months, Mr. Stamp provided consultancy services to private equity backed pharmaceutical companies. From 2004 to 2009, he served as Chief Financial Officer and for one year as Chief Operating Officer of Xanodyne Pharmaceuticals, Inc., a U.S.-based private pharmaceutical company. From 2000 to 2004, Mr. Stamp was Group Finance Director and a board member of Regus Group PLC, a publicly traded global office services company based in the U.K. From 1994 to 1999, he was Group Finance Director and a board member of Shire Pharmaceuticals Group PLC, a publicly traded international pharmaceutical company headquartered in the U.K. Mr. Stamp also spent six years in the investment banking division of Lazard in London and three years at KPMG, London.
Brent Turner — Mr. Turner joined us in September 2011 as President, eCommerce and Card Services. In this role, he will be responsible for establishing, developing and managing our electronic commerce and other digital initiatives, as well as further developing and managing our integrated debit card business. From 2006 until 2011, Mr. Turner was Vice President of Retail Financial Services at Rent-A-Center, where he led the development of Rent-A-Center’s financial service centers business and online channel. Prior to joining Rent-A-Center, Mr. Turner was Executive Vice President and Chief Operating Officer of Herring Bancorp (2003 — 2005); and Associate Vice President, Self Service Division (2000 — 2003) and Director, Product Development (1998 — 2000) at Ace Cash Express.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2011, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
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

We will post any waivers of the Code of Conduct and Ethics, or amendments thereto, that are applicable to our chief executive officer, our chief financial officer or chief accounting officer in the Investor Relations section of our website at www.ezcorp.com. To date, there have been no such waivers.
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
Meetings and Attendance — During fiscal 2011, the Board of Directors held six meetings, the Audit Committee held six meetings, and the Compensation Committee held four meetings. All directors attended all of the total number of meetings of the Board and of the committees on which they served.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Program — The Compensation Committee of the Board of Directors is responsible for establishing and implementing our compensation policies applicable to senior executives and monitoring our compensation practices. The Compensation Committee seeks to ensure that our compensation plans are fair, reasonable and competitive. The Compensation Committee is responsible for reviewing and approving all senior executive compensation, all awards under our equity-based compensation plans and long-term cash incentive plans.
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
The Compensation Committee does not believe that our compensation policies and practices for its employees give rise to risks that are reasonably likely to have a material adverse effect on the company. As noted below, our incentive-based compensation is generally tied to company or business unit financial performance (either consolidated net income or EBITDA or business unit operating income). The Compensation Committee believes that the existence of these financial performance incentives creates a strong motivation for company employees to contribute towards the achievement of strong, sustainable operating and financial performance, and believes that the company has a strong set of internal controls that minimize the risk that financial performance can be misstated in order to achieve incentive compensation payouts.
Scope of Authority of the Compensation Committee — The Board of Directors has authorized the Compensation Committee to establish the compensation programs for all senior executives and to provide oversight for compliance with our compensation philosophy. The Compensation Committee delegates the day-to-day administration of the compensation plans to management (except with respect to our senior executives), but retains responsibility for ensuring that the plan administration is consistent with the Company’s policies. Annually, the Compensation Committee sets the compensation for senior executives, including objectives and awards under incentive plans. For this purpose, “senior executives” include the executive officers and any other employee with an annual base salary of $250,000 or more. The Compensation Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors. In addition to overseeing the compensation of senior executives, the Compensation Committee approves all awards under equity-based compensation plans and long-term cash incentive plans for all other employees. For more information on the Committee’s role, see the Committee’s charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
Independent Compensation Expertise — The Compensation Committee is authorized to retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels. These experts provide information on trends and best practices so the Compensation Committee can formulate ongoing plans for executive compensation. The Compensation Committee retained Towers Watson as its independent expert to assist in the determination of the reasonableness and competitiveness of the executive compensation plans and senior executives’ individual compensation levels for fiscal 2011, and has engaged Pearl Meyer & Partners to provide similar assistance for fiscal 2012.
For fiscal 2011, Towers Watson performed a benchmark compensation review of our key executive positions, including the Named Executive Officers. Towers Watson utilized market compensation data from the following published survey sources on retail trade and financial services industries, with the surveyed companies’ reported compensation data adjusted for revenue differences to be comparable to ours:
•	Towers Watson General Industry Executive Database

•	Towers Watson Retail/Wholesale Executive Database

•	Towers Watson 2010/2011 Survey Report on Top Management Compensation

•	Towers Watson Global General Industry Database
In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace. The Compensation Committee sets its competitive compensation levels based upon its compensation philosophy. Comparisons to the market are often made using the 50th percentile for companies that are value maintainers and the 75th percentile for value creators. Based upon the Towers Watson study, the creation of shareholder value and revenue and earnings growth over the last several years, the Compensation Committee determined that the company continues to be a value creator, and set our total compensation target for senior executive positions at the 75th percentile of total compensation for the competitive market.
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

As direct competitors and similarly situated companies that compete for the same executive talent, the Compensation Committee determined that the following peer group companies most closely matched the responsibilities and requirements of our executives:

Company	Business
Advance America	Payday Lending
Cash America	Pawn and Payday Lending
Dollar Financial	Payday Lending
First Cash Financial Services	Pawn and Payday Lending
World Acceptance Corp.	Small Loans
Credit Acceptance	Consumer Finance
Coinstar	Specialty Finance
Citi Trends	Retail
Joseph A Banks Clothiers	Retail
Aeropostale, Inc	Retail
Rent-A-Center	Retail
Chipotle Mexican Grill	Retail
Pricesmart, Inc.	Retail
Ulta Salon Cosmetics	Retail
The Compensation Committee used the publicly available compensation information for these companies to analyze our competitive position in the industry. The Compensation Committee reviewed the base salaries, short-term and long term incentive plans and benefits of the executives of these companies to provide background and perspective in analyzing the compensation levels for our executives.
Specific Elements of Executive Compensation —
•	Base Salary — Using information gathered by Towers Watson, peer company data, national surveys, general compensation trend information and recommendations from management, the Compensation Committee approved the fiscal 2011base salaries for our senior executives.

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

For fiscal 2011, using data from national surveys, the Compensation Committee determined that the typical merit increase percentage for executive base salaries should be in the 3% to 5% range, excluding salary adjustments for unusual circumstances and promotions. In setting specific base salary increases, the Compensation Committee also considered competitive market data.

The following table shows the increases in base salaries for the Named Executive Officers that were approved for fiscal 2011 compared to the approved salaries for fiscal 2010:

	Fiscal 2011	Fiscal 2010
Named Executive Officer	Base Salary	Base Salary	Increase
Paul E. Rothamel (a)	$750,000	$500,000	50%
Joseph L. Rotunda (b)	1,050,000	1,050,000	0%
Stephen A. Stamp (c)	350,000	—	N/A
Daniel M. Chism (d)	221,500	215,000	3.0%
Sterling B. Brinkley	800,000	775,000	3.2%
Mark Kuchenrither	386,250	375,000	3.0%
Eric Fosse	412,000	400,000	3.0%

(a)	Mr. Rothamel, formerly President and Chief Operating Officer, was promoted to President and Chief Executive Officer effective November 1, 2010, and the increase in base salary reflects this promotion.

(b)	Mr. Rotunda, formerly Chief Executive Officer, retired from his position of Chief Executive Officer and member of the Board of Directors effective October 31, 2010. The amount shown is the amount of the approved annual salary that Mr. Rotunda was earning at the time of his retirement. The actual amount paid to Mr. Rotunda during fiscal 2011 is shown in the Summary Compensation Table below.

(c)	Mr. Stamp joined the company as Senior Vice President and Chief Financial Officer in November 2010.

(d)	Mr. Chism, formerly Vice President and Chief Accounting Officer, served as interim principal financial officer from May 2010 until November 2010. The information shown reflects Mr. Chism’s compensation as Vice President and Chief Accounting Officer. Mr. Chism left the company in October 2011.
The Compensation Committee has approved the following base salaries for fiscal 2012: Mr. Rothamel, $900,000; Mr. Stamp, $400,000; Mr. Brinkley, $900,000; Mr. Kuchenrither, $450,000; and Mr. Fosse, $450,000.

•	Short-Term Incentive Compensation — Our senior executives, as well as other key employees, are eligible to participate in our annual Incentive Compensation Plan, which has four primary objectives:
•	Attract, retain and motivate top-quality executives who can add significant value to the company;

•	Create an incentive compensation opportunity that is an integral part of the executive’s total compensation program;

•	Reward participants’ contributions to the achievement of our business results; and

•	Provide an incentive for individuals to achieve corporate, business unit, departmental and personal objectives that are tied to our strategic goals.
The Incentive Compensation Plan provides each participant an opportunity to receive an annual incentive cash bonus based on our company and business unit financial performance and the participant’s personal performance during the fiscal year.

The following are the key provisions of the Incentive Compensation Plan:
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
At the beginning of fiscal 2011, the Compensation Committee established the fiscal 2011 targets and performance measures for each of the senior executives. For fiscal 2011, the incentive bonus for each senior executive was a function of the designated target amount (stated as a percentage of base salary), a business performance modifier ranging from 0% to 150% and an individual performance modifier ranging from 0% to 100%. For each executive, the business performance modifier was based on a company performance objective (the achievement of specified levels of consolidated net income, which required a significant increase over the actual net income for fiscal 2010) plus, in the case of certain of the senior executives, a business unit performance objective (the achievement of specified levels of operating income, again, requiring significant year-over-year increases). The individual performance modifiers were based on end-of-year performance reviews and, in the case of Mr. Brinkley and Mr. Rothamel, were determined by the Compensation Committee.

For the Named Executive Officers, the Compensation Committee established the following incentive bonus targets (stated as a percentage of base salary) and business performance modifiers for fiscal 2011:

	Target	Business
Named Executive Officer	Percentage	Performance Modifier
Mr. Rothamel	150%	Consolidated net income
Mr. Stamp	60%	Consolidated net income
Mr. Chism	40%	Consolidated net income
Mr. Brinkley	150%	Consolidated net income
Mr. Kuchenrither	75%	Consolidated net income
Mr. Fosse	100%	Consolidated net income (50%)
		U.S. Pawn operating income (30%)
		Empeño Fácil operating income (15%)
		CASHMAX operating income (5%)
Mr. Rotunda did not receive a target bonus percentage for fiscal 2011 in contemplation of his retirement at the end of October 2010.

In November 2011, the Compensation Committee determined, based on our actual consolidated and business unit financial performance for fiscal 2011, that (a) our performance objective was achieved at the 150% payout level, (b) the U.S. Pawn performance objective was achieved at the 150% payout level, (c) the Empeño Fácil performance objective was achieved at the 150% payout level and (d) the CASHMAX performance objective was achieved at the 150% payout level. After reviewing the proposed payouts for senior executives, the Compensation Committee approved the total short-term incentive bonus payouts for each senior executive. The payouts to the Named Executive Officers are shown under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

The Compensation Committee has approved the following incentive bonus targets for fiscal 2012 (stated as a percentage of base salary): Mr. Rothamel, 200%; Mr. Stamp, 60%; Mr. Brinkley, 200%; Mr. Kuchenrither, 75%; and Mr. Fosse, 100%. The business performance modifiers are again based on consolidated net income and business unit operating income and will require significant year-over-year increases from fiscal 2011 to fiscal 2012.

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

On October 1, 2010, restricted stock grants were made to 53 key employees totaling 177,500 shares. As a part of those grants, Mr. Kuchenrither and Mr. Fosse each received 10,000 shares and Mr. Chism received 4,000. On November 2, 2010, Mr. Stamp received a grant of 20,000 shares or restricted stock as part of his new-hire compensation package. On March 28, 2011, Mr. Fosse received 15,000 restricted shares in connection with his promotion to the position of President, North American Operations. All of these restricted shares vest pro rata over three years. Mr. Chism left the company on October 3, 2011 and forfeited 2,666 of the 4,000 shares referenced above.

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

For the October 1, 2010 equity awards made to the executive officers (including the awards to Mr. Rothamel and Mr. Brinkley), as well as the November 2, 2010 award made to Mr. Stamp, the Compensation Committee chose to condition vesting on the attainment of specified performance goals. These goals generally require the company to have achieved, on each scheduled vesting date, an annual compounded growth rate in EBITDA of at least 5%, when compared to the company’s EBITDA for fiscal 2010. The Compensation Committee adopted this performance-based vesting so that the executive officers would be incented to achieve steady, positive operating performance over extended periods of time. In addition, the inclusion of the performance goals is intended to ensure that the awards constitute “qualified performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code and, therefore, that the company receives federal income tax deductions for these awards.

On October 3, 2011, restricted stock grants were made to 20 key employees totaling 168,800 shares. As part of those grants, Mr. Stamp received 16,600 shares, Mr. Kuchenrither received 33,200 shares and Mr. Fosse received 16,600 shares. These shares vest pro rata over three years. The vesting of the awards made to the executive officers is subject to performance goals substantially similar to those described above, but using EBITDA for fiscal 2011 as the base. In calculating EBITDA for purposes of the performance-based vesting, the recorded expenses associated with Mr. Rotunda’s retirement from the company (including the expenses associated with cash payments and the vesting of outstanding restricted stock) will be excluded. The Compensation Committee permitted this exclusion because it recognized that those expenses were beyond the control of management and were not reflective of the company’s operating performance.

•	Supplemental Executive Retirement Plan — We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly-paid executive contribution limitations applicable to our 401(k) retirement savings plan. For a description of the SERP, see “Other Benefits and Perquisites” below.

In October 2010, we made the following contributions to the SERP on behalf of the Named Executive Officers:

Named Executive Officer	SERP Award
Paul E. Rothamel	$168,750
Daniel M. Chism	12,404
Sterling B. Brinkley	180,000
Mark Kuchenrither	60,834
Eric Fosse	74,160
No SERP award was made to Mr. Rotunda in contemplation of his retirement at the end of October 2010. In addition, Mr. Stamp joined the company in November 2010 and thus did not receive a SERP award for fiscal 2011.

The SERP awards approved for fiscal 2012 were $243,000 for Mr. Rothamel, $57,600 for Mr. Stamp, $243,000 for Mr. Brinkley, $70,875 for Mr. Kuchenrither and $81,000 for Mr. Fosse.

•	Other Benefits and Perquisites — The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers during fiscal 2011 is included in the “All Other Compensation” table below.
Employment Agreements, Severance and Change-in-Control Arrangements — Effective January 1, 2009, we entered into an Employment and Compensation Agreement with Joseph L. Rotunda, our President and Chief Executive Officer at the time. That agreement expired on October 8, 2010, and Mr. Rotunda retired from his positions as Chief Executive Officer and a member of the Board of Directors on October 31, 2010. The agreement provided Mr. Rotunda with certain severance and termination benefits if he served the full term of the agreement (through October 8, 2010), and Mr. Rotunda became entitled to those benefits upon his retirement. Those benefits are described under “Other Benefits and Perquisites — Certain Termination and Change-in-Control Benefits” below.
On August 3, 2009, we entered into an employment agreement with Paul E. Rothamel, who is now our President and Chief Executive Officer. The agreement provides for certain benefits (principally, a payment equal to one year of then-current base salary) if (a) Mr. Rothamel terminates his employment for good reason (including a change in control), (b) we terminate Mr. Rothamel’s employment without cause, or (c) Mr. Rothamel dies or becomes totally and permanently disabled during his active employment. The agreement had an initial term of two years, and has been renewed for an additional one-year term, and will continue to be renewed for successive one-year terms unless either party gives 90-days’ notice to terminate.
The company provides the following additional severance or change-in-control benefits to its executive officers:
•	The terms of employment for certain of our executive officers (including Mr. Stamp and Mr. Kuchenrither) provide that the executive officer will receive salary continuation for one year if his or her employment is terminated by the company without cause.

•	Mr. Brinkley received a restricted stock award in October 2006 that provides for accelerated vesting of some or all of the unvested shares under certain circumstances, including death or disability, failure to be re-elected to his current position or termination of employment without cause.

•	Generally, restricted stock awards, including those granted to the executive officers, provide for accelerated vesting of some or all of the unvested shares in the event of the holder’s death or disability.
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
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. This report is provided by the following independent directors, who comprised the Compensation Committee as of the end of fiscal 2011.

Joseph J. Beal (Chair) Pablo Lagos Espinosa Thomas C. Roberts
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

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2011, 2010 and 2009 for the following persons: Paul E. Rothamel (our current principal executive officer) and Joseph L. Rotunda (who served as principal executive officer until his retirement on October 31, 2010); Stephen A. Stamp (our current principal financial officer) and Daniel M. Chism (who served as principal financial officer during a portion of fiscal 2011); and Sterling B. Brinkley, Mark Kuchenrither and Eric Fosse (the three other most highly-compensated individuals who were serving as executive officers at the end of fiscal 2011). These persons are referred to as the “Named Executive Officers.”

					Non-Equity
	Fiscal			Stock	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Compensation (3)	Compensation (4)	Total
Paul E. Rothamel,	2011	$750,000	$—	$5,952,000	$1,687,500	$178,619	$8,568,119
President, Chief	2010	500,000	125,000	329,250	1,125,000	893,228	2,972,478
Executive Officer	2009	—	—	—	—	—	—

Joseph L. Rotunda,	2011	80,769	—	—	—	3,955,632	4,036,401
former President and	2010	1,050,000	—	—	2,362,500	262,747	3,675,247
Chief Executive Officer (6)	2009	975,000	—	—	731,250	249,501	1,955,751

Stephen A. Stamp	2011	308,269	—	427,400	315,000	137,066	1,187,735
Senior Vice President	2010	—	—	—	—	—	—
and Chief Financial Officer (7)	2009	—	—	—	—	—	—

Daniel M. Chism	2011	221,500	—	79,360	132,900	44,050	477,810
Vice President, Chief	2010	205,160	—	52,680	79,980	29,518	367,338
Accounting Officer (8)	2009	—	—	—	—	—	—

Sterling B. Brinkley,	2011	800,000	—	5,952,000	1,800,000	188,965	8,740,965
Chairman of the Board	2010	775,000	—	—	1,743,750	190,750	2,709,500
	2009	775,000	77,624	—	484,375	179,743	1,516,742

Eric Fosse,	2011	418,250	—	668,200	627,750	87,977	1,802,177
President, North	2010	400,000	—	131,700	487,600	90,734	1,110,034
American Operations	2009	342,308	—	182,800	216,504	72,087	813,699

Mark Kuchenrither,	2011	386,250	—	198,400	434,531	338,524	1,357,705
Senior Vice President,	2010	199,039	—	215,200	267,188	175,085	856,512
Strategic Development (9)	2009	—	—	—	—	—	—

(1)	The amount shown for Mr. Rothamel represents a sign-on bonus that we paid to Mr. Rothamel pursuant to the terms of his employment agreement. The amount shown for Mr. Brinkley represents a bonus we paid to him in fiscal 2009 pursuant to the terms of certain stock options that were granted in 1998. In fiscal 2009, we realized a $0.1 million cash tax savings upon the exercise of those options, and the terms of the grant required us to pay a bonus to Mr. Brinkley equal to the tax savings realized.

(2)	Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718. See Note I to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

(3)	Amounts represent the cash awards earned under the Incentive Compensation Plan, which is discussed in further detail in “Compensation Discussion and Analysis —Short Term Incentive Compensation.”

(4)	Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below. For information regarding the fiscal 2011 amount shown for Mr. Rotunda, see note (6) below.

(5)	Mr. Rothamel was promoted to President and Chief Executive Officer (principal executive officer) effective November 1, 2010. The amounts shown for fiscal 2010 were paid to Mr. Rothamel in his capacities as Executive Vice President and Chief Operating Officer (from October 1, 2009 through February 9, 2010) and President and Chief Operating Officer (from February 10, 2010 through September 30, 2010).

(6)	Mr. Rotunda retired from his positions as Chief Executive Officer and member of the Board of Directors on October 31, 2010 and, pursuant to his Employment and Compensation Agreement, assumed the role of consultant under a consulting agreement. The amount shown as Salary for fiscal 2011 represents the amount of salary we paid to Mr. Rotunda in his capacity as Chief Executive Officer from October 1, 2010 through October 31, 2010. The amounts shown as All Other Compensation represent amounts we paid to Mr. Rotunda in connection with his retirement, as well as consulting fees we paid to Mr. Rotunda pursuant to his consulting agreement. For detail of these amounts, see the table under “Other Benefits and Perquisites — All Other Compensation” below.

(7)	Mr. Stamp joined the company as Senior Vice President and Chief Financial Officer (principal financial officer) on November 2, 2010.

(8)	Mr. Chism served as principal financial officer from May 17, 2010 until November 2, 2010. The amounts shown represent the total compensation paid to Mr. Chism during fiscal 2010 and fiscal 2011. Mr. Chism left the company in October 2011.

(9)	Mr. Kuchenrither joined the company as Senior Vice President — Strategic Development in March 2010.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2011. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Compensation” under “Compensation Discussion and Analysis” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under			Stock Awards:
		Non-Equity Incentive Plan Awards (1)			Number of Shares of		Grant Date
Name	Grant Date	Threshold	Target	Maximum	Stock or Units (2)		Fair Value (3)
Paul E. Rothamel	10/1/2010	—	$1,125,000	$1,687,500	300,000	(4)	$5,952,000
Stephen A. Stamp	11/2/2010	—	210,000	315,000	20,000	(5)	427,400
Daniel M. Chism	10/1/2010	—	88,600	132,900	4,000(6	)(7)	79,360
Sterling B. Brinkley	10/1/2010	—	1,200,000	1,800,000	300,000	(4)	5,952,000
Eric Fosse	10/1/2010 3/28/2011	—	418,500	627,750	10,000 15,000	(5) (6)	198,400 469,800
Mark Kuchenrither	10/1/2010	—	289,688	434,531	10,000	(5)	198,400

(1)	The target amounts are the target awards under the fiscal 2011 Incentive Compensation Program. They represent a specified percentage of the Named Executive Officer’s fiscal 2011 base salary. The threshold amount reflects the fact that no incentive plan awards would have been payable if the minimum financial and other specified incentive goals were not achieved. For actual award amounts, see the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above. More information regarding the Incentive Compensation Program can be found in “Compensation Discussion and Analysis — Short-Term Incentive Compensation.”

(2)	Represents the number of shares of restricted stock awarded in fiscal 2011. In the event of the holder’s death or disability, the vesting of unvested shares will be accelerated.

(3)	Represents the full grant date fair value of fiscal 2011 equity awards. This is the amount we will expense in our financial statements over the awards’ vesting schedules.

(4)	These shares vest over six years (one-third on October 1, 2012, one-third on October 1, 2014 and one-third on October 1, 2016), subject to the achievement of specified performance objectives.

(5)	These shares vest pro rata over three years (one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and the remaining one-third on the third anniversary of the grant date), subject to the achievement of specified performance objectives.

(6)	These shares vest pro rata over three years (one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and the remaining one-third on the third anniversary of the grant date).

(7)	Mr. Chism left the company on October 3, 2011, and the 2,666 shares that remained unvested at that time were forfeited as of such date.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2011. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
		Number of Shares or Units of Stock That		Market Value of Shares or Units of Stock
Name	Award Date	Have Not Vested		That Have Not Vested (1)
Paul E. Rothamel	10/1/2009	25,000	(2)	$713,500
	10/1/2010	300,000	(3)	8,562,000
Stephen A. Stamp	11/2/2010	20,000	(4)	570,800
Daniel M. Chism	10/1/2008	3,000	(2)	85,620
	10/1/2009	4,000	(2)(5)	114,160
	10/1/2010	4,000	(6)(5)	114,160
Sterling B. Brinkley	10/2/2006	405,000	(7)	11,558,700
	10/1/2010	300,000	(3)	8,562,000
Eric Fosse	10/1/2008	10,000	(2)	285,400
	10/1/2009	10,000	(2)	285,400
	10/1/2010	10,000	(4)	285,400
	3/28/2011	15,000	(6)	428.100
Mark Kuchenrither	3/11/2010	10,000	(6)	285,400
	10/1/2010	10,000	(4)	285,400

(1)	Market value is based on the closing price of our Class A Non-voting Common Stock on September 30, 2011 ($28.54).

(2)	These shares vest on the third anniversary of the date of grant. In the case of grants made on October 1, 2008, the shares vested on October 1, 2011 but were unvested as of the end of fiscal 2011 and, therefore, are presented in the table as unvested shares.

(3)	These shares vest over six years (one-third on October 1, 2012, one third on October 1, 2014 and one-third on October 1, 2016) so long as, at each vesting date, the company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the company’s EBITDA for fiscal 2010. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained.

EBITDA for any fiscal year will be calculated from the company’s audited consolidated financial statements for such year, and shall be equal to the company’s consolidated net income before interest, taxes, depreciation and amortization, excluding (a) all extraordinary items as defined by generally accepted accounting principles and (b) any recorded expenses associated with the termination of Mr. Rotunda’s employment with the company and any recorded expenses associated with the acceleration of vesting of restricted stock held by Mr. Brinkley or Mr. Rotunda (regardless of whether such expenses are considered to be extraordinary items under generally accepted accounting principles).

(4)	These shares vest pro rata over three years (one-third of the first anniversary of the grant date, one-third on the second anniversary of the grant date and the remaining one-third on the third anniversary of the grant date) so long as, at each vesting date, the company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the company’s EBITDA for the completed fiscal year immediately preceding the grant date.

(5)	Mr. Chism left the company on October 3, 2011 and forfeited all 4,000 unvested shares from the October 1, 2009 grant and unvested 2,666 shares from the October 1, 2010 grant.

(6)	These shares vest pro rata over three years (one-third of the first anniversary of the grant date, one-third on the second anniversary of the grant date and the remaining one-third on the third anniversary of the grant date).

(7)	These shares are part of a total grant of 675,000 shares that vest as follows:
•	20% on October 2, 2008 if the average EBITDA for fiscal 2007 and fiscal 2008 is at least 5% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2010 if the average EBITDA for fiscal 2009 and fiscal 2010 is at least 10% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2012 if the average EBITDA for fiscal 2011 and fiscal 2012 is at least 15% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2014 if the average EBITDA for fiscal 2013 and fiscal 2014 is at least 20% greater than the actual EBITDA for fiscal year 2006; and

•	20% on October 2, 2016 if the average EBITDA for fiscal 2015 and fiscal 2016 is at least 25% greater than the actual EBITDA for fiscal year 2006.
Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. Upon death or disability, vesting will occur immediately on a portion of the unvested shares calculated as follows: 10% of the originally granted shares multiplied by the number of full or partial years of service since the award date, plus 20% of the originally granted shares, less the number of shares previously vested.
The performance goals for the first two vestings were achieved, and those shares (270,000) vested as described above. The amount shown represents the unvested shares as of the end of fiscal 2011, which are subject to performance-based vesting as described above.

Option Exercises and Stock Vested
The following table sets forth, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vestings during fiscal 2011.

	Option Awards			Stock Awards
	Number of Shares		Value Realized on	Number of Shares		Value Realized on
Name	Acquired on Exercise		Exercise (1)	Acquired on Vesting		Vesting (1)
Paul E. Rothamel	—		—	—		—
Joseph L. Rotunda	—		—	756,000	(2)	$16,004,520
Stephen A. Stamp	—		—	—		—
Daniel M. Chism	1,200	(3)	$27,444	2,250	(4)	43,358
Sterling B. Brinkley	—		—	135,000	(5)	3,368,250
Eric Fosse	—		—	17,000	(6)	367,240
Mark Kuchenrither	—		—	—		—

(1)	Computed using the fair market value of the stock on the date of exercise or vesting, as the case may be

(2)	On October 8, 2010, the Board of Directors, acting pursuant to the terms of the applicable restricted stock award agreement and with the recommendation of the Compensation Committee, determined that Mr. Rotunda (having served the full term of his employment agreement and successfully implemented a transition plan to a new Chief Executive Officer) had satisfied the specified conditions for the accelerated vesting of 756,000 shares that remained unvested from a grant made on October 2, 2006 and approved the vesting of those shares on October 31, 2010, the effective date of Mr. Rotunda’s retirement. The market value of the stock on the date of vesting was $21.17 per share.

(3)	These options were exercised on November 9, 2010 with an exercise price of $2.09 per share. The market value of the stock on the date of exercise was $24.96 per share.

(4)	These shares vested on October 4, 2010. The market value of the stock on the date of vesting was $19.27 per share

(5)	These shares were part of the grant described in note (7) to the table titled “Outstanding Equity Awards at Fiscal Year-End” above. These shares vested on November 24, 2010 after it was determined that the applicable performance target had been achieved. The market value of the stock on the date of vesting was $24.95 per share.

(6)	Of the shares shown, 12,000 vested on October 1, 2010 with a market value of $19.27 per share on the date of vesting and 5,000 vested on August 8, 2011 with a market value of $27.20 per share on the date of vesting.
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
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly-paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”). Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. Currently, our annual contributions to the SERP are calculated as a percentage of the sum of base salary plus target bonus, with that percentage being 9% for Senior Vice Presidents or above and 4% for Vice Presidents. The SERP has been designed to provide a potential replacement value of 10% to 20% of final pay for each participant, assuming that the individual remains with us and participates in the SERP for twenty years. There were 17 participants in the SERP in fiscal 2011.
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
The following table describes the contributions, earnings and balance at the end of fiscal 2011 for each of the Named Executive Officers who participate in the SERP:
Nonqualified Deferred Compensation

				Aggregate
			Aggregate	Balance at
	Company Contributions in	Aggregate Earnings in	Withdrawals/Distributions	September 30,
Name	Fiscal 2011 (1)	Fiscal 2011 (2)	in Fiscal 2011	2011 (3)
Paul E. Rothamel	$168,750	$(4,725)	—	$263,375
Joseph L. Rotunda	—	92,341	$1,028,727 (4)	—
Stephen A. Stamp	—	—	—	—
Daniel M. Chism	12,404	(921)	—	11,483
Sterling B. Brinkley	180,000	5,912	—	806,546
Eric Fosse	74,160	(3,704)	—	281,193
Mark Kuchenrither	60,834	(929)	—	59,905

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table above, as the earnings were not in excess of market rates.

(3)	Of the Aggregate Balance at September 30, 2011, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $90,000 for Mr. Rothamel; $0 for Mr. Chism; $596,188 for Mr. Brinkley; $183,220 for Mr. Fosse; and $0 for Mr. Kuchenrither.

(4)	Mr. Rotunda retired from his positions as Chief Executive Officer and member of the Board of Directors on October 31, 2010 and subsequently took a distribution of his SERP balance.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

					Company
				Value of	Contributions to
			Health Care	Supplemental Life	Defined
		Consulting	Supplemental	Insurance	Contribution
Name	Year	Fees (1)	Insurance (2)	Premiums (3)	Plans (4)	Other Benefits (5)	Total
Paul E. Rothamel	2011	$—	$4,324	$1,620	$172,425	$250	$178,619
	2010	—	1,683	1,380	90,000	800,165	893,228
	2009	—	—	—	—	—	—

Joseph L. Rotunda	2011	482,692	27,034	1,620	—	3,444,286	3,955,632
	2010	—	23,028	2,760	236,959	—	262,747
	2009	—	26,537	2,880	220,084	—	249,501

Stephen A. Stamp	2011	—	2,092	1,485	—	133,489	137,066
	2010	—	—	—	—	—	—
	2009	—	—	—	—	—	—

Daniel M. Chism	2011	—	26,644	1,077	16,079	250	44,050
	2010	—	25,681	1,747	2,090	—	29,518
	2009	—	—	—	—	—	—

Sterling B. Brinkley	2011	—	7,345	1,620	180,000	—	188,965
	2010	—	13,615	2,760	174,375	—	190,750
	2009	—	19,925	2,880	156,938	—	179,743

Eric Fosse	2011	—	10,012	1,620	76,095	250	87,977
	2010	—	13,093	2,760	74,881	—	90,734
	2009	—	8,844	2,826	60,417	—	72,087

Mark Kuchenrither	2011	—	3,828	1,620	60,834	272,242	338,524
	2010	—	—	690	—	174,395	175,085
	2009	—	—	—	—	—	—

(1)	Mr. Rotunda retired from his positions as Chief Executive Officer and member of the Board of Directors on October 31, 2010. In accordance with the terms of his Employment and Compensation Agreement, Mr. Rotunda and the company entered into a five-year consulting agreement, effective November 1, 2010, pursuant to which Mr. Rotunda will provide various consulting services to the company. The amount shown represents the amount of consulting fees we paid to Mr. Rotunda pursuant to such consulting agreement.

(2)	We reimburse certain of our executives, including all of the Named Executive Officers, for healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown represent the amount of such supplemental healthcare benefits we paid to each of the Named Executive Officers during each of the years presented

(3)	Represents taxable group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage at three times the Named Executive Officer’s annual salary up to a maximum of $1 million.

(4)	Includes the company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(5)	Mr. Rothamel joined the company in September 2009, and the amount shown for him for fiscal 2010 represents the aggregate amounts we paid to him in connection with his relocation from Omaha, Nebraska to Austin, Texas, including a one-time bonus in the amount of $197,949 (plus tax gross-up in the amount of $113,536) intended to compensate him for price reductions necessary to complete the sale of his house in Omaha and a one-time bonus in the amount of $200,000 (plus tax gross-up in the amount of $114,713) to assist him in the purchase of a house in Austin, Texas.

The amount shown for Mr. Rotunda represents the aggregate amount of the cash payments that we made to Mr. Rotunda in connection with his retirement from the company on October 31, 2010 ($3,412,500), as described under “Certain Termination and Change-in-Control Benefits-Rotunda Employment Agreement and Consulting Agreement” below, as well as the cost of a retirement gift in recognition of his long and productive service to the company ($31,786).

Mr. Stamp joined the company in November 2010, and the amount shown for him represents the aggregate amounts we paid to him in connection with his relocation from Cincinnati, Ohio to Austin, Texas.

Mr. Kuchenrither joined the company in March 2010, and the amount shown for him represents the aggregate amounts we paid to him in connection with his relocation from Miami, Florida to Austin, Texas, including a one-time moving allowance of $100,000 (plus tax gross-up in the amount of $44,965) paid in fiscal 2010 to assist him in the purchase of a house in Austin, Texas and a one-time bonus in the amount of $200,000 (plus tax gross-up in the amount of $71,924) paid in fiscal 2011 to assist him in the purchase of a home in Austin, Texas.

Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the Named Executive Officers upon termination of employment or a change-in-control:
•	Rotunda Employment Agreement and Consulting Agreement — Mr. Rotunda’s employment agreement provided him with certain severance and termination benefits if he served the full term of the agreement (through October 8, 2010). Those benefits, which Mr. Rotunda earned, included (1) a cash payment in an amount equal to one year’s base salary plus his most recent annual incentive bonus award (total of $3,412,500 paid on January 7, 2011) and (2) a five-year consulting agreement that provides for the following: an annual consulting fee of $500,000; an annual incentive bonus with a target amount equal to 50% of the annual fee and a maximum amount equal to 100% of the annual fee; and reimbursement of reasonable business expenses. We have also agreed to continue the healthcare benefits for Mr. Rotunda during the term of the consulting agreement. If the consulting agreement is terminated by reason of Mr. Rotunda’s death or disability, he will be entitled to payment of an amount equal to one year’s annual consulting fee plus one year of incentive bonus (calculated at the target amount) and continuation of healthcare benefits for Mr. Rotunda and/or his spouse (as applicable) for one year. In addition, if we terminate the consulting agreement (other than due to a material breach by Mr. Rotunda) or Mr. Rotunda terminates the consulting agreement because of a material breach by us, then we will pay Mr. Rotunda an amount of cash equal to all annual consulting fees that would have been payable to Mr. Rotunda had the agreement continued until the expiration of the five-year term, plus an additional $500,000 in lieu of subsequent annual incentive bonuses, and shall continue to provide the healthcare benefits for Mr. Rotunda until the expiration of the five-year term.

•	Rothamel Employment Agreement — Mr. Rothamel’s employment agreement provides for the payment of certain cash benefits upon the termination of Mr. Rothamel’s employment in the following circumstances:
•	If Mr. Rothamel resigns for “good reason,” he will be entitled to payment of an amount equal to one year’s base salary and payment of amounts required to allow continuation of healthcare benefits for one year plus tax gross-up. For this purpose, “good reason” includes (1) a resignation following a material diminution of, or material change to, his job title, reporting relationship or responsibilities, authorities and duties, (2) a reduction of his annual base salary below $500,000 or target bonus below 100% of base salary, (3) removal of his principal work location to a location more than 50 miles from Austin, Texas, (4) a change-in-control of the company and (5) a requirement that he perform an unlawful, dishonest or unethical act.

•	If Mr. Rothamel’s employment is terminated by us without cause, he will be entitled to payment of the prorated portion of his current-year annual incentive bonus (calculated at the target amount), payment of an amount equal to one year’s base salary and payment of amounts required to allow continuation of healthcare benefits for one year plus tax gross-up.

•	If Mr. Rothamel’s employment is terminated by reason of death or disability, he (or his estate or beneficiaries) will be entitled to payment of an amount equal to one year’s base salary and payment of amounts required to allow continuation of healthcare benefits (limited to coverage for Mr. Rothamel’s family in the case of Mr. Rothamel’s death) for one year plus tax gross-up.
•	October 2, 2006 Restricted Stock Awards — On October 2, 2006, we granted certain performance-based restricted stock awards to Mr. Rotunda and Mr. Brinkley. As described in note (2) to the “Option Exercises and Stock Vested” table under “Incentive Plan Based Awards” above, all of Mr. Rotunda’s remaining unvested shares vested on October 31, 2010 (the effective date of Mr. Rotunda’s retirement) and the value on that date of the shares subject to such accelerated vesting (excluding shares that would have vested in any event based on the company’s performance through the end of fiscal 2010) was approximately $12 million. As described in note (7) to the “Outstanding Equity Awards at Fiscal Year-End” table under “Incentive Plan Based Awards” above, Mr. Brinkley’s remaining unvested shares will continue to vest over the next six years (subject to the achievement of the specified EBITDA targets), but vesting may be accelerated or continued upon termination of employment in the following circumstances:
•	If Mr. Brinkley resigns for “good reason” or if Mr. Brinkley’s employment is terminated by the us without cause, then vesting of all unvested shares will be accelerated to the date of termination.

•	If Mr. Brinkley’s employment is terminated by reason of death or disability, then vesting of a portion of the unvested shares will be accelerated to the date of termination. Such portion is calculated as follows: 10% of the originally granted shares multiplied by the number of full or partial years of service since the award date, plus 20% of the originally granted shares, less the number of shares previously vested.
•	If Mr. Brinkley voluntarily terminates his employment (other than for “good reason” and except for a voluntary termination that is mutually agreed upon by Mr. Brinkley and the Board of Directors), then all unvested shares will be forfeited.
•	Other Restricted Stock Awards — The standard restricted stock award agreement pursuant to which we grant restricted stock to our employees generally provides that vesting is accelerated in whole or in part in the event of the holder’s death or disability.

•	SERP Contributions — For all executives (including the Named Executive Officers), any unvested company contributions to the SERP will vest in the case of death or disability of the participant or a change-in-control.
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2011. The amounts shown for Mr. Rotunda represent amounts that would be payable under his consulting agreement, assuming termination of that agreement by reason of the events described.

				Accelerated Vesting of
		Incentive	Aggregate Healthcare	Restricted	Accelerated Vesting of
	Salary	Bonus	Payments (1)	Stock (2)	SERP Balance
Resignation for Good Reason:
Paul E. Rothamel	$750,000	$—	$32,141	$—	—
Joseph L. Rotunda (3)	2,000,000	500,000	58,031	—	—
Stephen A. Stamp	—	—	—	—	—
Daniel M. Chism	—	—	—	—	—
Sterling B. Brinkley	—	—	—	20,120,700	—
Eric Fosse	—	—	—	—	—
Mark Kuchenrither	—	—	—	—	—

Termination Without Cause:
Paul E. Rothamel	750,000	1,125,000	32,141	—	—
Joseph L. Rotunda (4)	2,000,000	500,000	58,031	—	—
Stephen A. Stamp	350,000	—	—	—	—
Daniel M. Chism	—	—	—	—	—
Sterling B. Brinkley	—	—	—	20,120,700	—
Eric Fosse	—	—	—	—	—
Mark Kuchenrither	386,250	—	—	—	—

Death or Disability:
Paul E. Rothamel	750,000	—	32,141	9,040,045	231,298
Joseph L. Rotunda	750,000	—	58,031	—	—
Stephen A. Stamp	—	—	—	570,800	—
Daniel M. Chism	—	—	—	276,267	11,483
Sterling B. Brinkley	—	—	—	8,347,950	378,345
Eric Fosse	—	—	—	1,190,118	151,739
Mark Kuchenrither	—	—	—	476,618	59,905

(1)	Represents the aggregate amount of the payments to be made to allow continuation of healthcare benefits, plus the related tax gross-up payments (if applicable).

(2)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2011 ($28.54).

(3)	The corresponding termination event under Mr. Rotunda’s consulting agreement is a termination by Mr. Rotunda because of a material breach by the company. The amount shown in the “Salary” column represents the amount of the annual consulting fee that would be payable upon the occurrence of the event.

(4)	The corresponding termination event under Mr. Rotunda’s consulting agreement is a termination by the company (other than by reason of a material breach by Mr. Rotunda). The amount shown in the “Salary” column represents the amount of the annual consulting fee that would be payable upon the occurrence of the event.
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
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director each receiving an additional amount. During fiscal 2011, the basic annual retainer fee was $75,000, and additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director were $15,000, $10,000 and $45,000, respectively. For fiscal 2012, the basic annual retainer fee will be $75,000 and the additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director will be $18,000, $12,000 and $45,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
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
The following table sets forth the compensation paid to our non-employee directors for fiscal 2011. Mr. Brinkley and Mr. Rothamel are executive officers of the company and do not receive any additional compensation for serving on the Board of Directors.

	Fees Earned or	Restricted Stock
Name	Paid in Cash	Awards (1)	Total
Joseph J. Beal	$75,000	119,040	$194,040
Pablo Lagos Espinosa	75,000	127,020	202,020
John Farrell (2)	15,285	—	15,285
William C. Love	90,000	119,040	209,040
Gary C. Matzner (3)	37,500	119,040	156,540
Thomas C. Roberts	120,000	119,040	239,040
Richard D. Sage (4)	85,000	119,040	204,040

(1)	Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718. See Note I to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data” for a description of the assumptions used in that computation. The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

In October 2010, each non-employee director received a grant of 6,000 shares of restricted stock, vesting over a two-year period (50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant). All non-employee directors received their grants as of October 1, 2010, except for Mr. Lagos who received his as if October 25, 2010. The values shown above were computed using the closing price of our Class A Non-Voting Common Stock on October 1, 2010 ($19.84) or, in the case of Mr. Lagos, on October 25, 2010 ($21.17).

At September 30, 2011, each of the non-employee directors held the following number of shares of restricted stock: Mr. Beal, 9,000; Mr. Lagos, 6,000; Mr. Farrell, none; Mr. Love, 9,000; Mr. Roberts, 9,000; and Mr. Sage, 9,000.

(2)	Mr. Farrell joined the Board of Directors effective July 18, 2011, and thus did not receive a restricted stock award during fiscal 2010.

(3)	Mr. Matzner retired from the Board of Directors effective October 26, 2010, after having served as a director for more than eight years. As permitted under his restricted stock award agreements, the Board of Directors elected to accelerate the vesting on all 9,000 shares of unvested restricted stock held by Mr. Matzner on the date of his retirement. The market value of those shares on the date of vesting was $191,790. In addition, the Board agreed to pay Mr. Matzner his retainer payments through March 31, 2011 (representing an additional retirement benefit of $18,750).

(4)	Mr. Sage retired from the Board of Directors effective October 31, 2011, after having served as a director for 16 years. As permitted under his restricted stock award agreements, the Board of Directors elected to accelerate the vesting on all 8,200 shares of unvested restricted stock held by Mr. Sage on the date of his retirement. The market value of those shares on the date of vesting was $227,796. In addition, the Board agreed to pay Mr. Sage his retainer payments through March 31, 2012 (representing an additional retirement benefit of $18,750).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares. Although options are still outstanding under the 1998, 2003 and 2006 Incentive Plans, no shares are available for future awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2011.

Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
	Number of Securities to	Weighted Average	Plans (Excluding
	be Issued Upon Exercise	Exercise Price of	Securities Reflected in
	of Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders	222,398	$3.12	779,750

Equity compensation plans not approved by security holders	—	—	—

Total	222,398	$3.12	799,750

(1)	Excludes 1,535,000 shares of restricted stock that were outstanding at September 30, 2011.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2011 for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers (other than Mr. Chism, who is no longer with the company), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-Voting			Class B Voting
	Common Stock			Common Stock		Voting
Beneficial Owner	Number		Percent	Number	Percent	Percent
MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746	2,974,047	(b)	5.91% (b)	2,970,171	100%	100%
Blackrock, Inc. 40 East 52nd Street New York, New York 10022	3,646,562	(c)	7.79%	—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,740,189	(d)	5.85%	—	—	—
Munder Capital Management Munder Capital Center 480 Pierce Street Birmingham, Michigan 48009	2,495,261	(e)	5.3%	—	—	—
Sterling B. Brinkley	754,220	(f)	1.59%	—	—	—
Paul E. Rothamel	47	(g)	0.00%	—	—	—
Joseph J. Beal	9,500	(h)	0.02%	—	—	—
Pablo Lagos Espinosa	3,000	(h)	0.01%	—	—	—
John Farrell	—	(i)	0.00%
William C. Love	16,000	(h)	0.03%	—	—	—
Thomas C. Roberts	18,000	(h)	0.04%	—	—	—
Stephen A. Stamp	6,667	(j)	0.01%	—	—	—
Eric Fosse	17,587	(k)	0.04%	—	—	—
Mark Kuchenrither	3,334	(l)	0.01%	—	—	—
Directors and executive officers as a group (13 persons) (m)	836,775	(n)	1.76%	—	—	—

(a)	MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.

(c)	According to its Schedule 13G filed with the SEC on February 4, 2011, Blackrock, Inc. held, as of December 31, 2010, sole voting power and sole dispositive power with respect to 3,646,562 shares. The percentage of the class represented by these shares shown in the table above is based on information provided by Blackrock, Inc. in its Schedule 13G.

(d)	According to its Schedule 13G filed with the SEC on February 10, 2011, The Vanguard Group, Inc. held, as of December 31, 2010, sole voting power with respect to 62,781 shares, sole dispositive power with respect to 2,677,408 shares and shared dispositive power with respect to 62,781 shares. The percentage of the class represented by these shares shown in the table above is based on information provided by The Vanguard Group, Inc. in its Schedule 13G.

(e)	According to its Schedule 13G filed with the SEC on February 14, 2011, Munder Capital Management held, as of December 31, 2010, sole voting power and sole dispositive power with respect to 2,495,261 shares. The percentage of the class represented by these shares shown in the table above is based on information provided by Munder Capital Management in its Schedule 13G.

(f)	Does not include 705,000 shares of unvested restricted stock.

(g)	These shares are held through the company’s 401(k) retirement savings plan. Does not include 325,000 shares of unvested restricted stock.

(h)	Does not include 8,200 shares of unvested restricted stock.

(i)	Does not include 5,200 shares of unvested restricted stock.

(j)	Includes 6,667 shares of restricted stock that will vest in November 2011. Does not include 29,933 shares of unvested restricted stock.

(k)	Includes 3,334 shares of restricted stock that will vest in November 2011 and 253 shares held through the company’s 401(k) retirement savings plan. Does not include 48,266 shares of unvested restricted stock.

(l)	Includes 3,334 shares of restricted stock that will vest in November 2011. Does not include 49,866 shares of unvested restricted stock.

(m)	Group includes those persons who were serving as directors and executive officers on October 31, 2011.

(n)	Includes 21,669 shares of restricted stock that will vest in November 2011. Does not include 1,270,831 shares of unvested restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Agreement with Madison Park
On September 30, 2011, we entered into an advisory services agreement with Madison Park, LLC (“Madison Park”), a business and financial advisory firm wholly-owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock.
Summary of Terms — Pursuant to the agreement, Madison Park will provide advisory services related to our business and long term strategic plan, including (a) identifying, evaluating, and negotiating potential acquisitions and strategic alliances, (b) assessing operating and strategic objectives, including new business development, (c) advising on investor relations and relations with investment bankers, securities analysts and other members of the financial services industry, (d) assisting in international business development and strategic investment opportunities, and (e) analyzing, evaluating and advising on various financial matters. In exchange for those services, we will pay Madison Park a retainer fee of $500,000 per month and will reimburse Madison Park for its out-of-pocket expenses incurred in connection with the engagement. In addition, we will indemnify Madison Park (and its officers, directors, employees, and affiliates) from and against all claims, costs, liabilities, and damages related to or arising out of the engagement (except to the extent that any claim, cost, liability, or damage results from the recklessness, willful misconduct, or bad faith of the indemnified party).
The advisory services agreement is effective as of October 1, 2011, and the term of the engagement runs through September 30, 2012. Either party may terminate the agreement at any time on thirty days’ written notice to the other party.
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
With those measures, the Audit Committee evaluated and considered a number of factors, including our need for the services to be provided under the advisory services agreement; the unique character of our business; the unique capabilities and expertise of Madison Park and its principal, Mr. Cohen, to provide the needed services; the amount of the proposed annual retainer fee in relation to comparable related party and other publicly disclosed advisory engagements and in relation to various financial performance measures; and the extent to which we have benefitted in prior years from the advisory relationship with Madison Park.
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
The advisory services agreement replaces a similar agreement that expired on September 30, 2011. Under that prior agreement, which was effective for all of fiscal 2011, we paid Madison Park a total of $4.8 million in exchange for the financial advisory services provided pursuant to the agreement.

Transactions with Brent Turner
As noted above, Brent Turner joined us in September 2011 as President, eCommerce and Card Services, and in that capacity, is an executive officer. After leaving Rent-A-Center in February 2011 and before he joined us, Mr. Turner was engaged in a variety of consumer lending business activities (both brick-and-mortar and online) through a companies he wholly or partially owns, including, FS Management LLC, 1st Money Centers, Inc. and 1429 Funding, Inc. Those activities included (a) developing a robust decision science model (including related software programs) to enable more refined and sophisticated underwriting of consumer loans, (b) entering into a contractual relationship with an income tax return preparer to facilitate refund anticipation loans, (c) developing an online consumer lending business in the U.K. and (d) owning and operating a group of 15 consumer loan stores (10 in Hawaii and five in South Texas). In connection the hiring of Mr. Turner to lead our eCommerce and Card Services division, we agreed to acquire those business activities from the relevant entities. The basic terms of the acquisition were agreed to prior to the commencement of Mr. Turner’s employment (and, thus, prior to Mr. Turner’s becoming an executive officer), subject to our completion of appropriate due diligence and the execution of appropriate definitive documentation.
In October 2011, we completed the acquisition of the activities described in (a), (b) and (c) above for an aggregate purchase price of $1.2 million, which was paid in cash. The definitive agreement governing the acquisition of the 15 consumer loan stores has not yet been finalized, and we anticipate that we will complete that acquisition in January 2012. The agreed price for that acquisition is $12.3 million (adjusted to account for the loan portfolios as of the date of closing). Mr. Turner will be entitled to receive approximately $6.3 million as a result of the completion of these transactions.
Even though the terms of the acquisitions were agreed to prior to Mr. Turner’s becoming an executive officer, we treated these transactions as related party transactions. Consequently, acting pursuant to our Policy for Review and Evaluation of Related Party Transactions (described below), the Audit Committee reviewed and evaluated the terms of the acquisition that was completed in October, and concluded that the transaction was fair to, and in the best interests of, the company and its stockholders. The Audit Committee will also review the final terms of the store acquisition, and completion of that transaction will be subject to the Audit Committee’s reaching a similar conclusion with respect to that transaction.
Review and Approval of Transactions with Related Persons
The Board of Directors has adopted a written comprehensive policy for the review and evaluation of all related party transactions. Under that policy, the Audit Committee is charged with the responsibility of (a) reviewing and evaluating all transactions, or proposed transactions, between the company and a related person and (b) approving, ratifying, rescinding or taking other action with respect to each such transaction. With respect to any specific transaction, the Audit Committee may, in its discretion, transfer its responsibilities to either the full Board of Directors or to any special committee of the Board of Directors designated and created for the purpose of reviewing, evaluating, approving or ratifying such transaction. As noted under “Related Party Transactions,” the Audit Committee reviewed and approved the transactions described in that section.
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
The Board has evaluated all relationships between each director and the company and has made the following determinations with respect to each director’s independence:

Director	Status (a)
Sterling B. Brinkley	Not independent (b)
Paul E. Rothamel	Not independent (b)
Joseph J. Beal	Independent
Pablo Lagos Espinosa	Independent
John Farrell	Independent
William C. Love	Independent
Gary C. Matzner	Independent (c)
Thomas C. Roberts	Independent
Richard D. Sage	Independent (d)

(a)	The Board’s determination that a director is independent was made on the basis of the standards for independence set forth in the NASDAQ Listing Rules. Under those standards, a person generally will not be considered independent if he or she has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ rules also describe specific relationships that will prevent a person from being considered independent.

(b)	Mr. Brinkley and Mr. Rothamel are executive officers and, therefore, are not independent in accordance with the standards set forth in the NASDAQ Listing Rules.

(c)	Mr. Matzner retired from the Board of Directors on October 26, 2010. Until February 2010, Mr. Matzner was associated with Akerman Senterfitt, one of the largest law firms in Florida. Under the terms of his relationship with Akerman Senterfitt, Mr. Matzner did not have an equity interest in the firm and was paid a fixed, guaranteed amount that was not dependent on client billings, business generation or firm profitability. From June 2008 through January 2010, we engaged Akerman Senterfitt to provide legal services in connection with several matters involving our operations in Florida. The aggregate fees we paid to Akerman Senterfitt were approximately $231,000, including approximately $24,000 during fiscal 2010. After considering all the surrounding facts and circumstances, the Board concluded that this relationship was not material and did not otherwise impair, or appear to impair, Mr. Matzner’s ability to make independent judgments and, therefore, did not prevent Mr. Matzner from being considered an “independent” director. In reaching that conclusion, the Board considered (1) the relatively small size of the amounts involved, (2) the nature of Mr. Matzner’s relationship with Akerman Senterfitt, and (3) the fact that Mr. Matzner was not involved in providing any legal services to the company.

(d)	Mr. Sage served as a director during all of fiscal 2011 but retired from the Board of Directors on October 31, 2011.

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

	Years Ended September 30,
	2011	2010
Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act	$587,583	$492,417
Quarterly reviews and other audit fees	111,824	68,309

Total audit fees	699,407	560,726

Audit related fees (a)	59,194	21,862

Total fees for services	$758,601	$582,588

(a)	Audit related fees consist of consultations and the audit of our 401(k) retirement savings plan.
The amounts shown for fiscal 2011 include our estimated costs for the fiscal 2011 integrated audit, for which we have not yet received final billings. Included in the amounts for fiscal 2011 above is a $37,583 addition of fees related to the fiscal 2010 integrated audit, as total billings exceeded our previously estimated costs. Included in the amounts for fiscal 2010 above is a $2,583 reduction of fees related to the fiscal 2009 integrated audit, as our previously estimated costs exceeded total billings.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II, Item 8 — Financial Statements and Supplementary Data”:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2011 and 2010

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2011

Consolidated Statements of Comprehensive Income for each of the three years in the period ended September 30, 2011

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2011

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2011

•	Notes to Consolidated Financial Statements.

Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on September 26, 2008, Commission File No. 33-153703)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)

4.1	Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

10.1	Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2	Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3	Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4	Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5	Credit Agreement, dated as of May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent) and BBVA Compass Bank (as Syndication Agent) (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2011 and filed May 11, 2011, Commission File No. 0-19424)

10.6	Transaction Implementation Agreement, dated March 21, 2011, between Cash Converters International Limited and EZCORP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2011 and filed March 22, 2011, Commission File No. 0-19424). This agreement was terminated in August 2011

10.7	Advisory Services Agreement, effective October 1, 2010, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2010 and filed October 4, 2010, Commission File No. 0-19424)

10.8	Advisory Services Agreement, effective October 1, 2011, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2011 and filed October 6, 2011, Commission File No. 0-19424)

10.9*	EZCORP, Inc. 401(k) Plan and Trust, effective October 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.10*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.11*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)

10.12*	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.13*	EZCORP, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424).

10.14*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424).

Exhibit No.	Description of Exhibit
10.15*	Form of Restricted Stock Award for executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.16*	Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.17*	Employment and Compensation Agreement, effective January 1, 2009, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2009 and filed January 27, 2009, Commission File No. 0-19424)

10.1*	Employment and Compensation Agreement, effective September 14, 2009, between the Company and Paul E. Rothamel (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.23*	Consulting Agreement, effective November 1, 2010, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2010 and filed October 12, 2010, Commission File No. 0-19424)

21.1†	Subsidiaries of EZCORP, Inc.

23.1†	Consent of BDO USA, LLP

31.1†	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document

101.SCH†††	XBRL Taxonomy Extension Schema Document

101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†††	XBRL Taxonomy Label Linkbase Document

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

†††	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011, and September 30, 2010; (ii) Consolidated Statements of Income for the years ended September 30, 2011, September 30, 2010 and September 30, 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2011, September 30, 2010 and September 30, 2009;Consolidated Statements of Cash Flows for the for the years ended September 30, 2011, September 30, 2010 and September 30, 2009; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2011, September 30, 2010 and September 30, 2009; and (iv) Notes to Consolidated Financial Statements.

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

Signature	Title	Date
/s/ Sterling B. Brinkley	Chairman of the Board	November 23, 2011
Sterling B. Brinkley

/s/ Paul E. Rothamel	President, Chief Executive	November 23, 2011
Paul E. Rothamel	Officer and Director (principal executive officer)

/s/ Stephen A. Stamp	Senior Vice President and	November 23, 2011
Stephen A. Stamp	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Joseph J. Beal	Director	November 23, 2011
Joseph J. Beal

/s/ William C. Love	Director	November 23, 2011
William C. Love

/s/ Pablo Lagos Espinosa	Director	November 23, 2011
Pablo Lagos Espinosa

/s/ John Farrell	Director	November 23, 2011
John Farrell

/s/ Thomas C. Roberts	Director	November 23, 2011
Thomas C. Roberts

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on September 26, 2008, Commission File No. 33-153703)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)

4.1	Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

10.1	Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2	Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3	Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4	Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5	Credit Agreement, dated as of May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent) and BBVA Compass Bank (as Syndication Agent) (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2011 and filed May 11, 2011, Commission File No. 0-19424)

10.6	Transaction Implementation Agreement, dated March 21, 2011, between Cash Converters International Limited and EZCORP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2011 and filed March 22, 2011, Commission File No. 0-19424). This agreement was terminated in August 2011

10.7	Advisory Services Agreement, effective October 1, 2010, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2010 and filed October 4, 2010, Commission File No. 0-19424)

10.8	Advisory Services Agreement, effective October 1, 2011, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2011 and filed October 6, 2011, Commission File No. 0-19424)

10.9*	EZCORP, Inc. 401(k) Plan and Trust, effective October 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.10*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.11*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)

10.12*	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.13*	EZCORP, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.14*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

Exhibit No.	Description of Exhibit
10.15*†	Form of Restricted Stock Award for executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.16*†	Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.17*	Employment and Compensation Agreement, effective January 1, 2009, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2009 and filed January 27, 2009, Commission File No. 0-19424)

10.1*	Employment and Compensation Agreement, effective September 14, 2009, between the Company and Paul E. Rothamel (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.23*	Consulting Agreement, effective November 1, 2010, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2010 and filed October 12, 2010, Commission File No. 0-19424)

21.1†	Subsidiaries of EZCORP, Inc.

23.1†	Consent of BDO USA, LLP

31.1†	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document

101.SCH†††	XBRL Taxonomy Extension Schema Document

101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†††	XBRL Taxonomy Label Linkbase Document

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

†††	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011, and September 30, 2010; (ii) Consolidated Statements of Income for the years ended September 30, 2011, September 30, 2010 and September 30, 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2011, September 30, 2010 and September 30, 2009;Consolidated Statements of Cash Flows for the for the years ended September 30, 2011, September 30, 2010 and September 30, 2009; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2011, September 30, 2010 and September 30, 2009; and (iv) Notes to Consolidated Financial Statements.