Form 10-Q
period 2011-12-31
EZCORP INC
filed 2012-02-08
CIK 876523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.

As of December 31, 2011, 47,409,234 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated Balance Sheets

	December 31,	December 31,	September 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$22,868	$23,908	$23,969
Pawn loans	150,060	124,388	145,318
Signature loans, net	12,676	11,953	11,389
Auto title loans, net	3,512	3,307	3,222
Pawn service charges receivable, net	28,593	24,068	26,455
Signature loan fees receivable, net	6,206	6,141	5,348
Auto title loan fees receivable, net	1,405	1,600	1,427
Inventory, net	100,319	77,677	90,373
Deferred tax asset	18,169	23,248	18,125
Prepaid expenses and other assets	38,914	20,724	30,611

Total current assets	382,722	317,014	356,237

Investments in unconsolidated affiliates	117,820	108,959	120,319
Property and equipment, net	84,513	66,641	78,498
Goodwill	212,475	128,181	173,206
Intangible assets, net	20,568	16,320	19,790
Other assets, net	7,781	7,932	8,400

Total assets	$825,879	$645,047	$756,450

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$10,000	$—
Accounts payable and other accrued expenses	57,451	48,986	57,400
Customer layaway deposits	6,152	5,950	6,176
Income taxes payable	12,672	5,267	693

Total current liabilities	76,275	70,203	64,269

Long-term debt, less current maturities	40,500	12,500	17,500
Deferred tax liability	8,724	1,619	8,331
Deferred gains and other long-term liabilities	1,997	2,419	2,102

Total liabilities	127,496	86,741	92,202

Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; Authorized 54 million shares; issued and outstanding: 47,409,234 at December 31, 2011; 46,952,495 at December 31, 2010;and 47,228,610 at September 30, 2011	474	469	471
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	243,919	229,789	242,398
Retained earnings	461,447	327,365	422,095
Accumulated other comprehensive income (loss)	(7,487)	653	(746)

Total stockholders’ equity	698,383	558,306	664,248

Total liabilities and stockholders’ equity	$825,879	$645,047	$756,450

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues:
Sales	$143,297	$122,545
Pawn service charges	59,792	49,810
Signature loan fees	39,621	40,066
Auto title loan fees	5,467	6,244
Other	696	161

Total revenues	248,873	218,826

Cost of goods sold	83,820	73,566
Signature loan bad debt	10,101	10,046
Auto title loan bad debt	924	982

Net revenues	154,028	134,232
Operating Expenses:

Operations	74,501	64,504
Administrative	19,711	26,138
Depreciation and amortization	5,255	4,179
(Gain) / loss on sale or disposal of assets	(201)	7

Total operating expenses	99,266	94,828

Operating income	54,762	39,404

Interest income	(39)	(3)
Interest expense	590	300
Equity in net income of unconsolidated affiliates	(4,161)	(3,367)
Other income	(1,119)	(61)

Income before income taxes	59,491	42,535
Income tax expense	20,139	15,106

Net income	$39,352	$27,429

Net income per common share:
Basic	$0.78	$0.55

Diluted	$0.78	$0.55

Weighted average shares outstanding:
Basic	50,355	49,698
Diluted	50,693	50,119

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Net Income	$39,352	$27,429
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,768)	9,777
Unrealized holding gains arising during period	(559)	491
Income tax benefit (provision)	2,586	(3,240)

Other comprehensive income (loss), net of tax	(6,741)	7,028

Comprehensive income	$32,611	$34,457

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Operating Activities:
Net income	$39,352	$27,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,255	4,179
Signature loan and auto title loan loss provisions	4,035	4,134
Deferred taxes	257	1,619
(Gain) / loss on sale or disposal of assets	(201)	7
Stock compensation	1,513	8,548
Income from investments in unconsolidated affiliates	(4,161)	(3,367)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,392)	(2,421)
Inventory, net	(1,609)	(1,680)
Prepaid expenses, other current assets, and other assets, net	(8,187)	(3,762)
Accounts payable and accrued expenses	(3,693)	(832)
Customer layaway deposits	(1,865)	(232)
Deferred gains and other long-term liabilities	(116)	(107)
Excess tax benefit from stock compensation	(460)	(3,065)
Income taxes	12,284	4,672

Net cash provided by operating activities	43,742	35,122

Investing Activities:
Loans made	(182,757)	(152,763)
Loans repaid	110,988	91,340
Recovery of pawn loan principal through sale of forfeited collateral	61,701	50,750
Additions to property and equipment	(9,948)	(7,933)
Acquisitions, net of cash acquired	(49,399)	(13,700)
Dividends from unconsolidated affiliates	2,222	1,811

Net cash used in investing activities	(67,193)	(30,495)

Financing Activities:
Proceeds from exercise of stock options	—	204
Excess tax benefit from stock compensation	460	3,065
Taxes paid related to net share settlement of equity awards	(988)	(7,396)
Proceeds on revolving line of credit	116,500	15,000
Payments on revolving line of credit	(93,500)	(15,000)
Payments on bank borrowings	—	(2,500)

Net cash provided by (used) in financing activities	22,472	(6,627)

Effect of exchange rate changes on cash and cash equivalents	(122)	54

Net (decrease) increase in cash and cash equivalents	(1,101)	(1,946)
Cash and cash equivalents at beginning of period	23,969	25,854

Cash and cash equivalents at end of period	$22,868	$23,908

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$66,068	$54,405
Foreign currency translation adjustment	$6,741	$(6,537)
Acquisition-related stock issuance	$1,122	$—

See accompanying notes to interim condensed consolidated financial statements (unaudited).

EZCORP, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

December 31, 2011

Note A: Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note B). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2011. The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period balances have been reclassified to conform to the current presentation.

Our business is subject to seasonal variations and operating results for the interim period ended December 31, 2011 (the “current quarter”) are not necessarily indicative of the results of operations for the full fiscal year.

The consolidated financial statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.

With the exception of the derivative instruments and hedging activities described in the section below, there have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2011.

Derivative Instruments and Hedging Activities

We record all derivative instruments according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-20-25, “Derivatives and Hedging – Recognition.” Accounting for changes in the fair value of derivatives is determined by the intended use of the derivative, whether it is designated as a hedge and whether the hedging relationship is effective in achieving offsetting changes for the risk being hedged.Derivatives designated to hedge the changes in the fair value of an asset, liability, or firm commitment due to an identified risk in the hedged item, such as interest rate risk or foreign currency exchange rate risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

We acquire significant amounts of gold either through purchases or from forfeited pawn loans and sell it to refiners. In order to manage our commodity price risk associated with the forecasted sales of gold scrap, from time to time, we purchase put options related to the future market price of gold. Simultaneously, we may sell a call option for the same future period for a premium to offset the cost of the put. The combined put and call options, or collar, has the effect of providing us protection from the future downward gold price movement but also limits the extent we can participate in future upward price movement.In the current quarter, we began using derivative financial instruments. These derivatives are not designated as hedges as they do not meet the hedge accounting requirements FASB ASC 851-20-25. The fair value of the derivative instruments is recognized in “Prepaid expenses and other assets” in the consolidated balance sheets and changes in fair value are recognized in “Other Income” in our consolidated statements of operation.

Recently Issued Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and we do not anticipate that the adoption of ASU 2011-11 will have a material effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This update amends FASB ASC 350 (Intangibles – Goodwill and Other) by allowing entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011. We do not anticipate the adoption of ASU 2011-08 will have a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update amends FASB ASC 820 (Fair Value Measurement) by providing common principles and requirements for measuring fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS. It changes certain fair value measurement principles, clarifies the application of existing fair value concepts, and expands disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011. We do not anticipate that the adoption of ASU 2011-04 will have a material effect on our financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In December 2011, FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” This update supersedes certain content in ASU 2011-05 “Presentation of Comprehensive Income” that requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. All other requirements in ASU 2011-05, including the requirement to report comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements, were not affected by ASU 2011-12. This update is effective for fiscal years beginning on or after December 15, 2011. We early adopted this amended standard in our fiscal year beginning October 1, 2011 with no effect on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update specify that, when presenting comparative financial statements, entities should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for material (on an individual or an aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. We adopted this amended standard on October 1, 2011, resulting in no effect on our financial position, operations or cash flows.

Note B: Acquisitions

The following table provides information related to the acquisitions of domestic and foreign retail and financial services locations during the fiscal quarters ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Number of asset purchase acquisitions	5	3
Number of stock purchase acquisitions	1	1

U.S. stores acquired	24	4
Foreign stores acquired	1	—

Total stores acquired	25	4

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Consideration:
Cash	$49,644	$13,736
Equity instruments	1,122	—

Fair value of total consideration transferred	50,766	13,736
Cash acquired	(245)	(36)

Total purchase price	$50,521	$13,700

Current assets:
Pawn loans	$5,036	$1,542
Service charges and fees receivable	645	312
Inventory	4,307	847
Deferred tax asset	45	53
Prepaid expenses and other assets	39	2

Total current assets	10,072	2,756

Property and equipment	1,725	273
Goodwill	39,642	10,708
Other assets	1,007	115

Total assets	$52,446	$13,852

Current liabilities:
Accounts payable and other accrued expenses	$998	$27
Customer layaway deposits	682	72
Other current liabilities	226	—

Total current liabilities	1,906	99

Deferred tax liability	19	53

Total liabilities	1,925	152

Net assets acquired	$50,521	$13,700

Goodwill deductible for tax purposes	$6,864	$6,061
Goodwill recorded in U.S. Pawn Segment	39,610	10,708
Goodwill recorded in EZMONEY segment	32	—

Definite lived intangible assets acquired:
Favorable lease asset	$230	$—
Non-compete agreements	$180	$115
Contractual relationship	$450	$—

All stores were acquired as part of our continuing strategy to acquire domestic and foreign pawn stores to enhance and diversify our earnings. Transaction related expenses were not material and were expensed as incurred. The results of all acquired stores have been consolidated with our results since their acquisition. The purchase price allocation of assets acquired in the most recent twelve months is preliminary as we continue to receive information regarding the acquired assets. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements are not readily available.

The amounts above include the acquisition, from a related party, of a decision science model for the underwriting of consumer loans, a contractual relationship with an income tax return preparer to facilitate refund anticipation loans and an online lending business in the U.K., for an aggregate purchase price of $1.2 million, which was paid in cash. Pursuant to our Policy for Review and Evaluation of Related Party Transactions, the Audit Committee reviewed and evaluated the terms of the transaction and concluded that the transaction was fair to, and in the best interest of, the company and its stockholders.

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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended
	December 31,
	2011	2010
	(In thousands, except per share amounts)
Net income (A)	$39,352	$27,429
Weighted average outstanding shares of common stock (B)	50,355	49,698
Dilutive effect of stock options and restricted stock	338	421

Weighted average common stock and common stock equivalents (C)	50,693	50,119

Basic earnings per share (A/B)	$0.78	$0.55

Diluted earnings per share (A/C)	$0.78	$0.55

Potential common shares excluded from the calculation of diluted earnings per share	10	—

Note D: Strategic Investments and Fair Value of Financial Instruments

At December 31, 2011, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our quarter ended December 31, 2011 represents our percentage interest in the estimated results of Albemarle & Bond’s operations from July 1, 2011 to September 30, 2011.

Conversion of Albemarle & Bond’s financial statements into U.S. GAAP resulted in no material differences from those reported by Albemarle & Bond following IFRS.

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

	As of June 30,
	2011	2010
	(In thousands)
Current assets	$125,862	$97,476
Non-current assets	64,325	52,325

Total assets	$190,187	$149,801

Current liabilities	$18,620	$17,898
Non-current liabilities	57,016	42,078
Shareholders’ equity	114,551	89,825

Total liabilities and shareholders’ equity	$190,187	$149,801

	Years ended June 30,
	2011	2010
	(In thousands)
Gross revenues	$162,002	$129,794
Gross profit	97,197	84,850
Profit for the year (net income)	24,324	22,792

At December 31, 2011, we owned 124,418,000 shares, or approximately 33% of the total ordinary shares of Cash Converters International Limited, which is a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. Cash Converters franchises and operates a worldwide network of over 600 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom.

We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our quarter ended December 31, 2011 represents our percentage interest in the estimated results of Cash Converters’ operations from July 1, 2011 to September 30, 2011.

Conversion of Cash Converters’ financial statements into U.S. GAAP resulted in no material differences from those reported by Cash Converters following IFRS.

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

	Year ended June 30
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

	December 31,		September 30,
	2011	2010	2011
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$49,616	$45,684	$48,361
Fair value	84,622	81,630	91,741

Cash Converters:
Recorded value	$68,204	$63,275	$71,958
Fair value	68,355	88,512	53,600

In August 2011, legislation was proposed in Australia that would, among other things, limit the interest charged on certain consumer loans and prohibit loan extensions and refinancing. If this legislation is enacted in its currently proposed form, Cash Converters’ consumer loan business in Australia may be adversely affected, which could have the effect of decreasing Cash Converters’ revenues and earnings. As of September 30, 2011 the fair value of our investment in Cash Converters (based on the market price of Cash Converters’ stock as of that date) was below our recorded value. In light of Cash Converters’ statements at that time regarding its ability to mitigate the potential impact of the proposed legislation, we considered this loss in value to be temporary. Following a series of representations from Cash Converters, its customers and other industry executives, the Australian Parliament, referred the bill to the Senate Economics committee and to the Joint Committee on Corporations and Financial Services for review. The committees concluded that the proposed legislation did not achieve an appropriate balance between consumer protection and industry viability and recommended that the Australian government revisit key aspects of its reform package with further industry consultation. As of December 31, 2011, the fair value of our investment in Cash Converters was slightly above our recorded value, further supporting our assessment of the loss in value of its stock to be temporary.

Note E: Goodwill and Other Intangible Assets

The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	December 31,		September 30,
	2011	2010	2011
	(In thousands)
Pawn licenses	$8,877	$8,836	$8,836
Trade name	4,870	4,870	4,870
Goodwill	212,475	128,181	173,206

Total	$226,222	$141,887	$186,912

The following table presents the changes in the carrying value of goodwill, by segment, over the periods presented:

	U.S. Pawn Operations	Empeño Fácil	EZMONEY Operations	Consolidated
	(In thousands)
Balance at September 30, 2011	$163,897	$9,309	$—	$173,206
Acquisitions	39,610	—	32	39,642
Effect of foreign currency translation changes	—	(371)	(2)	(373)

Balance at December 31, 2011	$203,507	$8,938	$30	$212,475

	U.S. Pawn Operations	Empeño Fácil	EZMONEY Operations	Consolidated
	(In thousands)
Balance at September 30, 2010	$110,255	$7,050	$—	$117,305
Acquisitions	10,793	—	—	10,793
Effect of foreign currency translation changes	—	83	—	83

Balance at December 31, 2010	$121,048	$7,133	$—	$128,181

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	December 31,						September 30,
	2011			2010			2011
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Real estate finders’ fees	$1,221	$(500)	$721	$1,029	$(420)	$609	$1,157	$(479)	$678
Non-compete agreements	3,836	(2,574)	1,262	3,216	(2,040)	1,176	3,722	(2,459)	1,263
Favorable lease	985	(353)	632	644	(241)	403	755	(322)	433
Franchise rights	1,567	(49)	1,518	—	—	—	1,547	(32)	1,515
Deferred financing costs	2,411	(413)	1,998	1,470	(1,083)	387	2,411	(262)	2,149
Contractual relationship	450	(25)	425	—	—	—	—	—	—
Other	276	(11)	265	46	(7)	39	58	(12)	46

Total	$10,746	$(3,925)	$6,821	$6,405	$(3,791)	$2,614	$9,650	$(3,566)	$6,084

The amortization of most definite lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of our credit agreement.The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Three Months Ended
	December 31,
	2011	2010
	(In thousands)
Amortization Expense	$227	$212
Operations Expense	31	23
Interest Expense	151	100

Total expense from the amortization of definite-lived intangible assets	$409	$335

The following table presents our estimate of amortization expense for definite-lived intangible assets (in thousands):

Fiscal Years Ended September 30,	Amortization Expense	Operations Expense	Interest Expense
2012	$768	$133	$599
2013	382	120	599
2014	279	107	599
2015	249	95	350
2016	203	93	—

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

Note F: Long-term Debt

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

Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the bank’s base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. From the closing date to approximately October 31, 2011, we paid a minimum interest rate of LIBOR plus 250 basis points or the bank’s base rate plus 150 basis points, at our option, and a commitment fee of 50 basis points on the unused portion of the credit line. Terms of the credit agreement require, among other things, that we meet certain financial covenants. At December 31, 2011, we were in compliance with all covenants.We expect the recorded value of our debt to approximate its fair value as it is all variable rate debt and carries no pre-payment penalty.

At December 31, 2011, $40.5 million was outstanding under our revolving credit agreement. We also issued $5.0 million of bank letters of credit, leaving $129.5 million available on our revolving credit facility. The outstanding bank letters of credit secure our obligations under letters of credit we issue to unaffiliated lenders as part of our credit service operations.

Deferred financing costs related to our credit agreement are included in intangible assets, net on the balance sheet and are being amortized to interest expense over their four-year estimated useful life.

Note G: Stock Compensation

Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended
	December 31,
	2011	2010
	(In thousands)
Gross compensation costs	$1,513	$8,548
Income tax benefits	(446)	(2,974)

Net compensation expense	$1,067	$5,574

Included in the compensation cost for the three months ended December 31, 2010 is $7.3 million for the accelerated vesting of restricted stock upon the retirement of our former Chief Executive Officer on October 31, 2010, and a related $2.5 million income tax benefit. In the three months ended December 31, 2011, no stock options were exercised.

Note H: Income Taxes

The current quarter’s effective tax rate is 33.9% of pretax income compared to 35.5% for the prior year quarter. The decrease in effective tax rates is primarily due to the recognition of state net operating losses in the current quarter, as well as an increase in foreign tax credits on overseas earnings.

Note I: Contingencies

Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.

Note J: Operating Segment Information

We manage our business and internal reporting as three reportable segments with operating results reported separately for each segment.

•

The U.S. Pawn Operations segment offers pawn and retail activities in our 450 U.S. pawn stores and seven retail stores, offers signature loans in 43 pawn stores and six EZMONEY stores and offers auto title loans in 44 pawn stores.

•	The Empeño Fácil segment offers pawn related activities in 192 Mexico pawn stores.

•

The EZMONEY Operations segment offers signature loans in 422 U.S. financial services stores, 64 Canadian financial services stores and online in the U.K. The segment offers auto title loans in 396 of its U.S. stores and buys and sells second-hand goods in 24 of its Canadian stores.

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information:

	Three Months Ended December 31,
	U.S. Pawn Operations		Empeño Fácil		EZMONEY Operations
	2011	2010	2011	2010	2011	2010
	(In thousands)
Revenues:
Merchandise sales	$75,975	$66,305	$10,342	$5,575	$577	$—
Jewelry scrapping sales	52,516	47,006	3,537	3,462	350	197
Pawn service charges	54,370	46,436	5,422	3,374	—	—
Signature loan fees	920	509	—	—	38,701	39,557
Auto title loan fees	457	393	—	—	5,010	5,851
Other	241	117	120	3	335	41

Total revenues	184,479	160,766	19,421	12,414	44,973	45,646

Merchandise cost of goods sold	43,116	38,197	4,945	3,114	335	—
Jewelry scrapping cost of goods sold	32,973	29,538	2,274	2,638	177	79
Signature loan bad debt	352	165	—	—	9,749	9,881
Auto title loan bad debt	114	61	—	—	810	921

Net revenues	107,924	92,805	12,202	6,662	33,902	34,765

Operations expense	50,073	43,196	5,998	4,278	18,430	17,030

Store operating income	$57,851	$49,609	$6,204	$2,384	$15,472	$17,735

The following table reconciles store operating income, as shown above, to our consolidated income before income taxes:

	Three Months Ended December 31,
	2011	2010
	(In thousands)
U.S. Pawn Operations store operating income	$57,851	$49,609
Empeño Fácil store operating income	6,204	2,384
EZMONEY Operations store operating income	15,472	17,735

Consolidated store operating income	79,527	69,728
Administrative expenses	19,711	26,138
Depreciation and amortization	5,255	4,179
(Gain) / loss on sale or disposal of assets	(201)	7
Interest income	(39)	(3)
Interest expense	590	300
Equity in net income of unconsolidated affiliates	(4,161)	(3,367)
Other	(1,119)	(61)

Consolidated income before income taxes	$59,491	$42,535

Note K: Allowance for Losses and Credit Quality of Financing Receivables

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

The following table presents changes in the allowance for credit losses as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision	Allowance Balance at End of Period	Financing Receivable at End of Period
Description	(In thousands)
Allowance for losses on signature loans:
Three-months ended December 31, 2011	$1,727	$(4,679)	$1,458	$3,224	$1,730	$14,406
Three-months ended December 31, 2010	750	(4,260)	1,496	3,224	1,210	13,163

Allowance for losses on auto title loans:
Three-months ended December 31, 2011	$538	$(2,494)	$2,160	$778	$982	$4,494
Three-months ended December 31, 2010	1,137	(3,445)	2,715	909	1,316	4,623

The provision presented in the table above includes only principal and excludes items such as non-sufficient funds fees, late fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheet. Expected losses on credit services are accrued and reported in “Accounts payable and other accrued expenses” on our balance sheets.

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

The following table presents an aging analysis of past due financing receivables by portfolio segment (in thousands):

	Days Past Due				Total	Current	Total Financing	Recorded Investment > 90 Days &
	1-30	31-60	61-90	>90	Past Due	Receivable	Receivable	Accruing
December 31, 2011
Auto title loans	$659	$445	$424	$592	$2,120	$2,374	$4,494	$—
Reserve	$98	$137	$165	$511	$911	$71	$982	$—
Reserve %	15%	31%	39%	86%	43%	3%	22%

December 31, 2010
Auto title loans	$609	$636	$452	$753	$2,450	$2,173	$4,623	$—
Reserve	$109	$218	$217	$696	$1,240	$76	$1,316	$—
Reserve %	18%	34%	48%	92%	51%	3%	28%

September 30, 2011
Auto title loans	$840	$479	$283	$219	$1,821	$1,939	$3,760	$—
Reserve	$117	$114	$67	$172	$470	$68	$538	$—
Reserve %	14%	24%	24%	79%	26%	4%	14%

Note L: Fair Value Measurements

In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, our assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Other observable inputs other than quoted market prices.

Level 3: Unobservable inputs that are not corroborated by market data.

The tables below present our financial assets that are measured at fair value on a recurring basis as of December 31, 2011 and 2010 and September 30, 2011 (in thousands):

	December 31, 2011	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
Gold collar	$1,073	$—	$1,073	$—
Marketable equity securities	4,807	4,807	—	—

Total	$5,880	$4,807	$1,073	$—

	December 31, 2010	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
Gold collar	$—	$—	$—	$—
Marketable equity securities	5,192	5,192	—	—

Total	$5,192	$5,192	$—	$—

	September 30, 2011	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
Gold collar	$—	$—	$—	$—
Marketable equity securities	5,366	5,366	—	—

Total	$5,366	$5,366	$—	$—

We measure the value of our gold collar under Level 2 inputs as defined by FASB ASC 820-10. The valuation is determined using widely accepted valuation techniques which reflect the contractual terms of the transaction, including the period to maturity and uses observable market-based inputs including gold forward curves and implied volatilities. We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented.

Note M: Derivative Instruments and Hedging Activities

Our earnings and financial position are affected by changes in gold values. In the current quarter, we began using derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges, and according to FASB ASC 815-20-25, “Derivatives and Hedging – Recognition,” changes in their fair value are recorded directly in earnings. As of December 31, 2011, the notional amount of the gold collars recorded on our balance sheet was 19,000 ounces of gold.

The table below presents the fair value of our derivative financial instruments on the Condensed Consolidated Balance Sheet (in thousands):

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	December 31, 2011
Non-designated derivatives:
Gold Collar	Prepaid expenses and other assets	$1,073

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statement of Operations for the period ended December 31, 2011 (in thousands):

		(Gains) Losses Recognized in Income
Derivative Instrument	Location of (Gain) or Loss	Three Months Ended December 31,
Non-designated derivatives:
Gold Collar	Other income	$(1,073)

Note N: Condensed Consolidating Financial Information

On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities.

In accordance with Rule 3-10(d) of Regulation S-X, the following presents condensed consolidating financial information as of December 31, 2011 and 2010, and September 30, 2011 and for current and prior year fiscal quarters for EZCORP, Inc. (the “Parent”), each of the Parent’s domestic subsidiaries (the “Guarantor Subsidiaries”) on a combined basis and each of the Parent’s other subsidiaries (the “Non-Guarantor Subsidiaries”) on a combined basis. Eliminating entries presented are necessary to combine the groups of entities.

Condensed Consolidating Balance Sheets

	December 31, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$703	$15,749	$6,416	$—	$22,868
Pawn loans	—	140,386	9,674	—	150,060
Signature loans, net	—	10,386	2,290	—	12,676
Auto title loans, net	—	3,512	—	—	3,512
Pawn service charges receivable, net	—	27,061	1,532	—	28,593
Signature loan fees receivable, net	—	6,002	204	—	6,206
Auto title loan fees receivable, net	—	1,405	—	—	1,405
Inventory, net	—	90,175	10,144	—	100,319
Deferred tax asset	12,747	5,422	—	—	18,169
Receivable from affiliates	86,590	(86,590)	—	—	—
Prepaid expenses and other assets	17	35,777	3,120	—	38,914

Total current assets	100,057	249,285	33,380	—	382,722

Investments in unconsolidated affiliates	68,204	49,616	—	—	117,820
Investments in subsidiaries	84,303	44,573	—	(128,876)	—
Property and equipment, net	—	62,009	22,504	—	84,513
Goodwill	—	203,507	8,968	—	212,475
Other assets, net	2,038	22,484	3,827	—	28,349

Total assets	$254,602	$631,474	$68,679	$(128,876)	$825,879

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	$46	$49,700	$7,705	$—	$57,451
Customer layaway deposits	—	5,845	307	—	6,152
Intercompany payables	(219,474)	193,339	26,145	(10)	—
Income taxes payable	21,667	(5,156)	(3,839)	—	12,672

Total current liabilities	(197,761)	243,728	30,318	(10)	76,275

Long-term debt, less current maturities	40,500	—	—	—	40,500
Deferred tax liability	6,481	1,371	872	—	8,724
Deferred gains and other long-term liabilities	—	1,998	(1)	—	1,997

Total liabilities	(150,780)	247,097	31,189	(10)	127,496

Commitments and contingencies

Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	464	12	—	(2)	474
Class B Voting Common Stock, convertible, par value $.01 per share;	30	(1)	1	—	30
Additional paid-in capital	221,534	100,431	50,818	(128,864)	243,919
Retained earnings	180,299	285,039	(3,891)		461,447
Accumulated other comprehensive income (loss)	3,055	(1,104)	(9,438)	—	(7,487)

Total stockholders’ equity	405,382	384,377	37,490	(128,866)	698,383

Total liabilities and stockholders’ equity	$254,602	$631,474	$68,679	$(128,876)	$825,879

	December 31, 2010
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$20,411	$3,497	$—	$23,908
Pawn loans	—	117,583	6,805	—	124,388
Signature loans, net	—	10,451	1,502	—	11,953
Auto title loans, net	—	3,307	—	—	3,307
Pawn service charges receivable, net	—	23,045	1,023	—	24,068
Signature loan fees receivable, net	—	6,026	115	—	6,141
Auto title loan fees receivable, net	—	1,600	—	—	1,600
Inventory, net	—	71,874	5,803	—	77,677
Deferred tax asset	18,258	4,990		—	23,248
Receivable from affiliates	15,100	(15,100)	—	—	—
Income taxes receivable	3,185	(3,185)	—	—	—
Prepaid expenses and other assets	25	17,680	3,019	—	20,724

Total current assets	36,568	258,682	21,764	—	317,014

Investments in unconsolidated affiliates	63,275	45,684	—		108,959
Investments in subsidiaries	76,999	9,095	—	(86,094)	—
Property and equipment, net	—	52,042	14,599	—	66,641
Deferred tax asset, non-current	1,121	(1,121)	—	—	—
Goodwill	—	121,048	7,133	—	128,181
Other assets, net	118	21,985	2,149	—	24,252

Total assets	$178,081	$507,415	$45,645	$(86,094)	$645,047

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and other accrued expenses	107	44,651	4,228	—	48,986
Customer layaway deposits	—	5,785	165	—	5,950
Intercompany payables	(237,528)	203,963	33,515	50	—
Income taxes payable	13,107	(5,153)	(2,687)	—	5,267

Total current liabilities	(214,314)	249,246	35,221	50	70,203

Long-term debt, less current maturities	12,500	—	—	—	12,500
Deferred tax liability	1,590	18	11	—	1,619
Deferred gains and other long-term liabilities	—	2,418	1	—	2,419

Total liabilities	(200,224)	251,682	35,233	50	86,741

Commitments and contingencies

Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	458	11	—		469
Class B Voting Common Stock, convertible, par value $.01 per share;	30	(1)	1	—	30
Additional paid-in capital	213,952	86,641	15,340	(86,144)	229,789
Retained earnings	160,665	169,597	(2,897)	—	327,365
Accumulated other comprehensive income (loss)	3,200	(515)	(2,032)	—	653

Total stockholders’ equity	378,305	255,733	10,412	(86,144)	558,306

Total liabilities and stockholders’ equity	$178,081	$507,415	$45,645	$(86,094)	$645,047

	September 30, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$20,860	$3,109	$—	$23,969
Pawn loans	—	134,457	10,861	—	145,318
Signature loans, net	—	9,304	2,085	—	11,389
Auto title loans, net	—	3,222	—	—	3,222
Pawn service charges receivable, net	—	24,792	1,663	—	26,455
Signature loan fees receivable, net	—	5,215	133	—	5,348
Auto title loan fees receivable, net	—	1,427	—	—	1,427
Inventory, net	—	81,277	9,096	—	90,373
Deferred tax asset	12,728	5,397	—	—	18,125
Receivable from affiliates	66,450	(66,450)	—	—	—
Income taxes receivable	—	—	—	—	—
Prepaid expenses and other assets	29	25,976	4,606	—	30,611

Total current assets	79,207	245,477	31,553	—	356,237

Investments in unconsolidated affiliates	71,958	48,361	—	—	120,319
Investments in subsidiaries	84,303	44,323	—	(128,626)	—
Property and equipment, net	—	59,434	19,064	—	78,498
Deferred tax asset, non-current	—	—	—	—	—
Goodwill	—	163,897	9,309	—	173,206
Other assets, net	2,147	22,219	3,822	2	28,190

Total assets	$237,615	$583,711	$63,748	$(128,624)	$756,450

Current liabilities:
Accounts payable and other accrued expenses	$13	$50,871	$6,516	$—	$57,400
Customer layaway deposits	—	5,711	465	—	6,176
Intercompany payables	(199,190)	178,375	20,761	54	—
Income taxes payable	9,552	(5,150)	(3,709)	—	693

Total current liabilities	(189,625)	229,807	24,033	54	64,269

Long-term debt, less current maturities	17,500	—	—	—	17,500
Deferred tax liability	5,940	1,563	828	—	8,331
Deferred gains and other long-term liabilities	—	2,102	—	—	2,102

Total liabilities	(166,185)	233,472	24,861	54	92,202

Commitments and contingencies

Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	461	12	—	(2)	471
Class B Voting Common Stock; convertible, par value $.01 per share;	30	(1)	1	—	30
Additional paid-in capital	221,526	98,980	50,568	(128,676)	242,398
Retained earnings	174,860	251,418	(4,183)	—	422,095
Accumulated other comprehensive income (loss)	6,923	(170)	(7,499)	—	(746)

Total stockholders’ equity	403,800	350,239	38,887	(128,678)	664,248

Total liabilities and stockholders’ equity	$237,615	$583,711	$63,748	$(128,624)	$756,450

Condensed Consolidating Statements of Operations

	Three Months Ended December 31, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$128,546	$14,751	$—	$143,297
Pawn service charges	—	54,370	5,422	—	59,792
Signature loan fees	—	36,950	2,671	—	39,621
Auto title loan fees	—	5,467	—	—	5,467
Other	20,139	850	318	(20,611)	696

Total revenues	20,139	226,183	23,162	(20,611)	248,873

Cost of goods sold	—	76,121	7,699	—	83,820
Signature loan bad debt	—	9,267	834	—	10,101
Auto title loan bad debt	—	924	—	—	924

Net revenues	20,139	139,871	14,629	(20,611)	154,028

Operating Expenses:
Operations	—	65,009	9,492	—	74,501
Administrative	—	17,688	2,495	(472)	19,711
Depreciation and amortization	—	4,147	1,108	—	5,255
(Gain) / loss on sale or disposal of assets	—	(224)	23	—	(201)

Total operating expenses	—	86,620	13,118	(472)	99,266

Operating income	20,139	53,251	1,511	(20,139)	54,762

Interest income	—	(9)	(38)	8	(39)
Interest expense	(1,873)	2,462	9	(8)	590
Equity in net income of unconsolidated affiliates	(2,336)	(1,825)	—	—	(4,161)
Other	—	(1,137)	18	—	(1,119)

Income before income taxes	24,348	53,760	1,522	(20,139)	59,491
Income tax expense	18,909	20,139	1,230	(20,139)	20,139

Net income	$5,439	$33,621	$292	$—	$39,352

	Three Months Ended December 31, 2010
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$113,353	$9,192	$—	$122,545
Pawn service charges	—	46,436	3,374	—	49,810
Signature loan fees	—	38,468	1,598	—	40,066
Auto title loan fees	—	6,244	—	—	6,244
Other	15,100	148	13	(15,100)	161

Total revenues	15,100	204,649	14,177	(15,100)	218,826

Cost of goods sold	—	67,752	5,814	—	73,566
Signature loan bad debt	—	9,484	562	—	10,046
Auto title loan bad debt	—	982	—	—	982

Net revenues	15,100	126,431	7,801	(15,100)	134,232

Operating Expenses:
Operations	—	58,260	6,244	—	64,504
Administrative	—	25,203	935	—	26,138
Depreciation and amortization	—	3,427	752	—	4,179
(Gain) / loss on sale or disposal of assets	—	(6)	13	—	7

Total operating expenses	—	86,884	7,944	—	94,828

Operating income	15,100	39,547	(143)	(15,100)	39,404

Interest income	—	(63)	—	60	(3)
Interest expense	(2,311)	2,610	61	(60)	300
Equity in net income of unconsolidated affiliates	(1,678)	(1,689)	—	—	(3,367)
Other	—	(60)	(1)	—	(61)

Income before income taxes	19,089	38,749	(203)	(15,100)	42,535
Income tax expense	14,753	15,106	347	(15,100)	15,106

Net income	$4,336	$23,643	$(550)	$—	$27,429

Condensed Consolidating Statement of Cash Flows

	Three Months Ended December 31, 2011
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
Operating Activities:
Net income	5,439	33,621	292	39,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	4,147	1,108	5,255
Signature loan and auto title loan loss provisions	—	3,193	842	4,035
Deferred taxes	522	(191)	(74)	257
Net loss/(gain) on sale or disposal of assets	—	(224)	23	(201)
Stock compensation	—	1,513	—	1,513
Income from investments in unconsolidated affiliates	(2,336)	(1,825)	—	(4,161)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	(2,389)	(3)	(2,392)
Inventory, net	—	(1,353)	(256)	(1,609)
Prepaid expenses, other current assets, and other assets, net	(20,019)	10,632	1,200	(8,187)
Accounts payable and accrued expenses	(19,712)	11,722	4,297	(3,693)
Customer layaway deposits	—	(766)	2,631	1,865
Deferred gains and other long-term liabilities	—	(104)	(12)	(116)
Excess tax benefit from stock compensation	—	(460)	—	(460)
Income taxes	12,115	454	(285)	12,284

Net cash provided by/(used in) operating activities	$(23,991)	$57,970	$9,763	$43,742

Investing Activities:
Loans made	—	(154,584)	(28,173)	(182,757)
Loans repaid	—	89,880	21,108	110,988
Recovery of pawn loan principal through sale of forfeited collateral	—	55,885	5,816	61,701
Additions to property and equipment	—	(5,304)	(4,644)	(9,948)
Acquisitions, net of cash acquired	—	(48,958)	(441)	(49,399)
Dividends from unconsolidated affiliates	2,222	—	—	2,222

Net cash used in investing activities	$2,222	$(63,081)	$(6,334)	$(67,193)

Financing Activities:
Stock issuance costs related to acquisitions	460	—	—	460
Taxes paid related to net share settlement of equity awards	(988)	—	—	(988)
Proceeds on revolving line of credit	116,500	—	—	116,500
Payments on revolving line of credit	(93,500)	—	—	(93,500)

Net cash used in financing activities	$22,472	$—	$—	$22,472
Effect of exchange rate changes on cash and cash equivalents	—	—	(122)	(122)

Net (decrease) increase in cash and cash equivalents	703	(5,111)	3,307	(1,101)
Cash and cash equivalents at beginning of period	—	20,860	3,109	23,969

Cash and cash equivalents at end of period	$703	$15,749	$6,416	$22,868

	Three Months Ended December 31, 2010
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
Operating Activities:
Net income	$4,336	$23,643	$(550)	27,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,427	752	4,179
Signature loan and auto title loan loss provisions	—	3,643	491	4,134
Deferred taxes	1,641	(186)	164	1,619
(Gain) / loss on sale or disposal of assets	—	(6)	13	7
Stock compensation	—	8,548	—	8,548
Income from investments in unconsolidated affiliates	(1,678)	(1,689)	—	(3,367)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	(2,437)	16	(2,421)
Inventory, net	—	(1,521)	(159)	(1,680)
Prepaid expenses, other current assets, and other assets, net	(15,020)	11,765	(507)	(3,762)
Accounts payable and accrued expenses	13,461	(18,852)	4,559	(832)
Customer layaway deposits	—	(227)	(5)	(232)
Deferred gains and other long-term liabilities	—	(107)	—	(107)
Excess tax benefit from stock compensation	—	(3,065)	—	(3,065)
Income taxes	2,076	3,059	(463)	4,672

Net cash provided by operating activities	$4,816	$25,995	$4,311	$35,122

Investing Activities:
Loans made	—	(133,938)	(18,825)	(152,763)
Loans repaid	—	78,297	13,043	91,340
Recovery of pawn loan principal through sale of forfeited collateral	—	46,072	4,678	50,750
Additions to property and equipment	—	(6,177)	(1,756)	(7,933)
Acquisitions, net of cash acquired	—	(13,700)	—	(13,700)
Dividends from unconsolidated affiliates	1,811	—	—	1,811

Net cash used in investing activities	$1,811	$(29,446)	$(2,860)	$(30,495)

Financing Activities:
Proceeds from exercise of stock options	204	—	—	204
Excess tax benefit from stock compensation	3,065	—	—	3,065
Taxes paid related to net share settlement of equity awards	(7,396)	—	—	(7,396)
Proceeds on revolving line of credit	15,000	—	—	15,000
Payments on revolving line of credit	(15,000)	—	—	(15,000)
Payments on bank borrowings	(2,500)	—	—	(2,500)

Net cash used in financing activities	$(6,627)	$—	$—	$(6,627)

Effect of exchange rate changes on cash and cash equivalents	—	—	54	54

Net (decrease) increase in cash and cash equivalents	—	(3,451)	1,505	(1,946)
Cash and cash equivalents at beginning of period	—	23,862	1,992	25,854

Cash and cash equivalents at end of period	$—	$20,411	$3,497	$23,908

Note O. Supplemental Consolidated Financial Information

Supplemental Consolidated Statements of Financial Position Information:

The following table provides information on amounts included in pawn service charges receivable, net, signature loan fees receivable, net, inventories, net and property and equipment, net:

	December 31,		September 30,
	2011	2010	2011
	(In thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$38,201	$32,125	$37,175
Allowance for uncollectible pawn service charges receivable	(9,608)	(8,057)	(10,720)

Pawn service charges receivable, net	$28,593	$24,068	$26,455

Signature loan fees receivable:
Gross signature loan fees receivable	$6,817	$6,657	$5,839
Allowance for uncollectible signature loan fees receivable	(611)	(516)	(491)

Signature loan fees receivable, net	$6,206	$6,141	$5,348

Auto title loan fees receivable:
Gross auto title loan fees receivable	$1,472	$1,685	$1,507
Allowance for uncollectible auto title loan fees receivable	(67)	(85)	(80)

Auto title loan fees receivable, net	$1,405	$1,600	$1,427

Inventory:
Inventory, gross	$108,329	$84,096	$99,854
Inventory reserves	(8,010)	(6,419)	(9,481)

Inventory, net	$100,319	$77,677	$90,373

Property and Equipment:
Property and Equipment, gross	$217,914	$183,984	$207,392
Accumulated Depreciation	(133,401)	(117,343)	(128,894)

Property and Equipment, net	$84,513	$66,641	$78,498

Other Supplemental Information:

	December 31,		September 30,
	2011	2010	2011
	(In thousands)
Signature loans:
Expected LOC losses	$1,880	$1,723	$1,562
Maximum exposure for LOC losses	$27,794	$27,560	$23,845

Auto title loans:
Expected LOC losses	$225	$278	$233
Maximum exposure for LOC losses	$7,079	$7,987	$6,423

Note P. Subsequent Events

On January 17, 2012, we acquired 14 financial services stores in Hawaii and Texas from 1st Money Centers, Inc. and 1429 Funding, Inc., companies owned partially by Brent Turner, the President of our eCommerce and Card Services division and one of our executive officers, for total consideration consisting of $2 million in cash and 387,924 shares of our Class A Non-Voting common stock, of which Mr. Turner was entitled to receive $2 million in cash and 167,811 shares of stock. The basic terms of the acquisition were agreed to prior to the commencement of Mr. Turner’s employment (and, thus, prior to Mr. Turner’s becoming an executive officer), subject to our completion of appropriate due diligence and the execution of appropriate definitive documentation. Even though the terms of the acquisition were agreed to prior to Mr. Turner’s becoming an executive officer, we treated the transaction as a related party transaction. Consequently, pursuant to our Policy for Review and Evaluation of Related Party Transaction, the Audit Committee reviewed and evaluated the terms of the acquisition and concluded that the transaction was fair to, and in the best interests of, the company and its stockholders.

On January 30, 2012, we acquired a 60% ownership interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. (“Crediamigo”), a specialty consumer finance company headquartered in Mexico City. Under the terms of the definitive agreement, we paid $38.7 million in cash to the existing shareholders of Crediamigo and agreed to contribute an additional $12 million to the capital of the company alongside $8 million contributed by certain of the minority shareholders. This additional capital will be used to repay existing indebtedness and provide working capital. We are obligated to pay the existing shareholders additional amounts on each of the first and second anniversaries of the closing if certain financial performance targets are achieved during 2012 and 2013.

The purchase price allocation for these acquisitions is incomplete as we continue to receive information regarding the acquired assets. As a result, we are unable to provide at this time a breakout between net tangible assets, intangible assets and goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part II, Item 1A—Risk Factors” of this report.

Critical Accounting Policies

With the exception of the derivative instruments and hedging activities described in the section below, there have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2011.

Derivative Instruments and Hedging Activities

We record all derivative instruments according to Financial Accounting Standards Board (“FASB”) ASC 815-20-25, “Derivatives and Hedging – Recognition.” Accounting for changes in the fair value of derivatives is determined by the intended use of the derivative, whether it is designated as a hedge and whether the hedging relationship is effective in achieving offsetting changes for the risk being hedged.Derivatives designated to hedge the changes in the fair value of an asset, liability, or firm commitment due to an identified risk in the hedged item, such as interest rate risk or foreign currency exchange rate risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

We acquire significant amounts of gold either through purchases or from forfeited pawn loans and sell it to refiners. In order to manage our commodity price risk associated with the forecasted sales of gold scrap, from time to time, we purchase put options related to the future market price of gold. Simultaneously, we may sell a call option for the same future period for a premium to offset the cost of the put. The combined put and call options, or collar, has the effect of providing us protection from the future downward gold price movement but also limits the extent we can participate in future upward price movement.In the current quarter, we began using derivative financial instruments. These derivatives are not designated as hedges as they do not meet the hedge accounting requirements of FASB ASC 815-20-25. The fair value of the derivative instruments is recognized in “Prepaid expenses and other assets” in the consolidated balance sheets and changes in fair value are recognized in “Other Income” in our consolidated statements of operation.

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

The following table presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2011 and 2010 (the current and prior year quarters):

	Three Months Ended December 31,		Percentage
	2011	2010	Change
	(In thousands)
Revenues:
Sales	$143,297	$122,545	16.9%
Pawn service charges	59,792	49,810	20.0%
Signature loan fees	39,621	40,066	-1.1%
Auto title loan fees	5,467	6,244	-12.4%
Other	696	161	332.3%

Total revenues	248,873	218,826	13.7%

Cost of goods sold	83,820	73,566	13.9%
Signature loan bad debt	10,101	10,046	0.5%
Auto title loan bad debt	924	982	-5.9%

Net revenues	$154,028	$134,232	14.7%

Net Income	$39,352	$27,429	43.5%

In our second fiscal quarter of 2011, we reclassified fees from our Product Protection Plan and Jewelry VIP Program as well as layaway fees from “Other” revenue to “Sales,” as fees from these products are incidental to sales of merchandise. Prior year figures have been reclassified to conform to this presentation and margins have been recalculated accordingly throughout management’s discussion and analysis.

Overview

We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including payday loans, installment loans and auto title loans, and in Texas only, fee-based credit services to customers seeking loans.

At December 31, 2011, we operated a total of 1,142 locations, consisting of 450 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn) and seven retail stores (operating as Cash Converters), 192 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 428 U.S. financial services stores (operating primarily as EZMONEY), 41 financial services stores in Canada (operating as CASHMAX ) and 24 financial and retail services stores in Canada (operating as Cash Converters). In addition, we are the franchisor for 12 franchised Cash Converters stores in Canada. We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 150 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 600 locations that buy and sell second-hand merchandise and offer financial services.

Our business consists of three reportable segments: The U.S. Pawn Operations, which operates only in the United States; Empeño Fácil, which operates only in Mexico; and EZMONEY Operations which operates 422 stores in the United States, 65 stores in Canada and offers signature loans online in the U.K.

The following tables present stores by segment:

	Three Months Ended December 31, 2011
	Company-owned Stores
	U.S. Pawn Operations	Empeño Fácil	EZMONEY Operations	Consolidated	Franchises
Stores in operation:
Beginning of period	439	178	494	1,111	13
New openings	—	14	—	14	—
Acquired	24	—	1	25	—
Sold, combined, or closed	—	—	(8)	(8)	(1)

End of Period	463	192	487	1,142	12

Average number of stores during the period	453	186	491	1,130	12

	Three Months Ended December 31, 2010
	Company-owned Stores
	U.S. Pawn Operations	Empeño Fácil	EZMONEY Operations	Consolidated	Franchises
Stores in operation:
Beginning of period	396	115	495	1,006	—
New openings	3	17	5	25	—
Acquired	4	—	—	4	—
Sold, combined, or closed	(1)	—	(2)	(3)	—

End of Period	402	132	498	1,032	—

Average number of stores during the period	398	125	496	1,019	—

Pawn and Retail Activities

We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $135 and $145 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $60 U.S. dollars.

In our pawn stores, retail stores in Pennsylvania and Virginia and certain financial services stores in Canada, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second hand merchandise or purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Margins achieved upon sale of inventory are a function of the assessment of value at the time the pawn loan was originated or, in the case of purchased merchandise, the purchase price.

We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At December 31, 2011, our total allowance was 7.4% of gross inventory compared to 7.6% at December 31, 2010 and 9.5% at September 30, 2011. Changes in the valuation allowance are charged to merchandise cost of goods sold.

Signature Loan and Auto Title Loan Activities

In Texas, at December 31, 2011, 285 of our U.S. financial services stores and 25 of our U.S. pawn stores in Texas offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain two types of signature loans from the unaffiliated lenders. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $520. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 22% of the loan amount for our credit services offered in connection with payday loans. In 285 of the U.S. financial services stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. There are two types of installment loans offered in connection with our credit services. All installment loans typically carry terms of about five months with ten equal installment payments, including principal amortization, due on customers’ paydays. Traditional installment loan principal amounts range from $1,525 to $3,000, but average about $2,085, and with each semi-monthly or bi-weekly installment payment, we earn a fee of 11% of the initial loan amount. Low dollar installment loan principal amounts range from $100 to $1,500, but average about $675, with each semi-monthly or bi-weekly installment payment, we earn a fee of 14% of the initial loan amount. At December 31, 2011, payday loans comprised 91% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 9%.

Outside of Texas, we earn signature loan fee revenue on our payday loans. In 15 U.S. pawn stores, 69 U.S. financial services stores and 64 Canadian financial services stores we make payday loans subject to state or provincial law. The average payday loan amount is approximately $445 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount. In 115 of our U.S. financial services stores and three U.S. pawn stores, we make installment loans subject to state law. These installment loans carry a term of four to seven months, with a series of equal installment payments including principal amortization, due monthly, semi-monthly or on the customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. We began offering installment loans rather than payday loans in Colorado in August 2010, in Wisconsin in January 2011 and in Missouri in June 2011. Installment loan principal amounts range from $100 to $3,000, but average approximately $550.

At December 31, 2011, 396 of our U.S. financial services stores and 44 of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $825. We earn a fee of 12.5% to 25% of auto title loan amounts.

Acquisitions

In the quarter ended December 31, 2011, we acquired 17 pawn stores and 8 retail stores located in the San Antonio metropolitan area, Florida, Pennsylvania, Virginia and Canada for approximately $48.2 million in cash and the issuance of approximately 39,000 shares of EZCORP stock valued at $1.1 million. In the quarter ended December 31, 2010 we acquired three pawn stores located in the Chicago metropolitan area and one located in Marietta, Georgia for approximately $13.7 million in cash. All stores were acquired as part of our continuing strategy to acquire domestic and foreign pawn stores to enhance and diversify our earnings. The results of all acquired stores have been consolidated with our results since their acquisition. In the current quarter, we acquired a decision science model for the underwriting of consumer loans, a contractual relationship with an income tax return preparer to facilitate refund anticipation loans and an online lending business in the U.K., from a related party, for an aggregate purchase price of $1.2 million, which was paid in cash.

Other

Included in the prior year quarter results is a pre-tax administrative expense charge of $10.9 million related to the October 2010 retirement of our former Chief Executive Officer, including $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. The prior year quarter income tax expense reflects a $3.8 million tax benefit related to this charge.

Results of Operations

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

The following discussion compares our results of operations for the quarter ended December 31, 2011 to the quarter ended December 31, 2010. It should be read with the accompanying unaudited financial statements and related notes.

In the current quarter, consolidated total revenues increased 14%, or $30.0 million, to $248.9 million, compared to the prior year quarter. Same store total revenues increased $3.5 million, or 2%, and new and acquired stores contributed $26.5 million. Net income increased 43% to $39.4 million. Excluding the onetime $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit in the prior year quarter, net income increased $4.8 million or 14% .

U.S. Pawn Operations Segment

The following table presents selected financial data for the U.S. Pawn Operations segment:

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Merchandise sales	$75,975	$66,305
Jewelry scrapping sales	52,516	47,006
Pawn service charges	54,370	46,436
Signature loan fees	920	509
Auto title loan fees	457	393
Other	241	117

Total revenues	184,479	160,766

Merchandise cost of goods sold	43,116	38,197
Jewelry scrapping cost of goods sold	32,973	29,538
Signature loan bad debt	352	165
Auto title loan bad debt	114	61

Net revenues	107,924	92,805

Operations expense	50,073	43,196

Store operating income	$57,851	$49,609

Other data:
Gross margin on merchandise sales	43.2%	42.4%
Gross margin on jewelry scrapping sales	37.2%	37.2%
Gross margin on total sales	40.8%	40.2%
Average pawn loan balance per pawn store at period end	$307	$297
Average yield on pawn loan portfolio (a)	158%	161%
Pawn loan redemption rate	81%	80%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. Pawn Operations segment total revenues increased $23.7 million, or 15%, from the prior year quarter to $184.5 million. Same store total revenues increased $2.8 million, or 2%, and new and acquired stores net of closed stores contributed $20.9 million. The overall increase in total revenues was comprised of a $15.2 million increase in merchandise and jewelry scrapping sales, a $7.9 million increase in pawn service charges, and minor increases in loan fees and other revenues. In fiscal 2012, we acquired 17 pawn stores and seven retail stores in the U.S. for $49.1 million. As part of these acquisitions, we began operations in two new states; Pennsylvania and Virginia, bringing the total number of states in which we have pawn operations to 18 at December 31, 2011.

Our current quarter U.S. pawn service charge revenue increased 17%, or $7.9 million, from the prior year quarter to $54.4 million. Same store pawn service charges increased $3.3 million, or 7%, with new and acquired stores net of closed stores contributing $4.6 million. The same store improvement was due to a higher average same store pawn loan balance partially offset by a decrease in pawn loan yield. The decrease in yield was primarily caused by a shift in our pawn portfolio balances from higher yielding states to lower yielding states. Pawn loan redemption rate was slightly higher in the current quarter as we continued to focus on loan values.

The current quarter merchandise sales gross profit increased $4.8 million, or 17%, from the prior year quarter to $32.9 million. This was mostly due to a $10.2 million increase in sales from new and acquired stores net of closed stores, and a 0.8 percentage point improvement in gross margins, partially offset by a 1%, or $0.6 million, decrease in same store sales.

Gross profit on jewelry scrapping sales increased $2.1 million, or 12%, from the prior year quarter to $19.5 million. Jewelry scrapping revenues increased $5.5 million, or 12%, due to an 18% increase in proceeds realized per gram of gold jewelry scrapped partially offset by an 8% decrease in gold volume. Same store jewelry scrapping sales remained relatively constant at $46.9 and new and acquired stores contributed $5.6 million. Jewelry scrapping sales include the sale of approximately $1.7 million of loose diamonds removed from scrap jewelry in the current quarter and $0.7 in the prior year quarter. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $3.4 million, or 12%.

Operations expense increased to $50.1 million (46% of net revenues) in the current quarter from $43.2 million (47% of net revenues) in the prior year quarter. The dollar increase in expense was primarily due to higher operating costs resulting from new and acquired stores. The improvement as a percent of net revenues is from greater scale at same stores and from expense management improvements made at acquired and existing stores.

In the current quarter, the $14.9 million greater net revenue from pawn activities, the $0.2 higher signature and auto title loan contribution, and the $6.9 million higher operations expense, resulted in an $8.2 million overall increase in store operating income from the U.S. Pawn Operations segment. For the current quarter, the U.S. Pawn segment contributed 73% of consolidated store operating income compared to 71% in the prior year quarter.

Empeño Fácil Segment

The following table presents selected financial data for the Empeño Fácil segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Merchandise sales	$10,342	$5,575
Jewelry scrapping sales	3,537	3,462
Pawn service charges	5,422	3,374
Other	120	3

Total revenues	19,421	12,414

Merchandise cost of goods sold	4,945	3,114
Jewelry scrapping cost of goods sold	2,274	2,638

Net revenues	12,202	6,662

Operations expense	5,998	4,278

Store operating income	$6,204	$2,384

Other data:
Gross margin on merchandise sales	52.2%	44.1%
Gross margin on jewelry scrapping sales	35.7%	23.8%
Gross margin on total sales	48.0%	36.4%
Average pawn loan balance per pawn store at period end	$50	$52
Average yield on pawn loan portfolio (a)	201%	185%
Pawn loan redemption rate	77%	72%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

Certain performance metrics discussed below are presented on a “constant currency” basis, which may be considered a non-GAAP financial measurement of financial performance. We use constant currency results to evaluate the results of our Empeño Fácil operating segment, as transactions are primarily recorded in Mexican Pesos. In order to exclude the effects of foreign currency exchange rate fluctuations for purposes of evaluating period-over-period comparisons, constant currency results are calculated using the exchange rate from the prior-year comparable period, as opposed to the current comparable period. When calculating constant currency amounts for balance sheet items, we used the closing exchange rate at the end of the prior year quarter of 12.4 to 1, compared to the current quarter closing exchange rate of 14.0 to 1. For income statement items, we used the prior year quarter average exchange rate of 12.4 to 1 compared to the current quarter average exchange rate of 13.6 to 1.

The average exchange rate used to translate Empeño Fácil’s current quarter results from Mexican pesos to U.S. dollars was 10% weaker than in the prior year quarter. Store operating income increased 160% in U.S. dollars and 187% in peso terms. The 83% increase in net revenues was partially offset by higher costs from new stores. We expect new stores will be a drag on earnings until they become profitable in their second year of operation. Approximately 28% of the stores open at December 31, 2011 had been open less than one year. We opened 14 new stores in the current quarter, one of which is an Empeñe Su Oro jewelry-only pawn store. The jewelry-only stores are smaller and require less staff than our full-line pawn stores, but also carry smaller average loan balances per store.

Empeño Fácil’s total revenues increased $7.0 million, or 56%, in the current quarter to $19.4 million. In constant currencies, total revenues increased $9.0 million, or 72%. Same store total revenues increased $1.8 million, or 15%, and new and acquired stores contributed $5.2 million. The overall increase in total revenues comprised a $4.8 million increase in merchandise and jewelry scrapping sales, a $2.0 million increase in pawn service charges and minor increases in other revenues.

Empeño Fácil’s pawn service charge revenues increased $2.0 million, or 61%, in the current quarter to $5.4 million. In constant currencies, pawn service charge revenues increased $2.6 million, or 77%. Same store pawn service charges increased approximately $0.7 million, or 21%, and new and acquired stores contributed $1.3 million. The increase was due to a 49% increase in the average loan balance during the period coupled with a 16 percentage point increase in the pawn yield. The yield increased primarily due to a 5 percentage point increase in the loan redemption rate as we continued to focus on loan values.

Merchandise gross profit increased $2.9 million, or 119%, from the prior year quarter to $5.4 million. In constant currencies, merchandise gross profit increased $3.5 million, or 142%. The increase was due to a $1.8 million, or 32%, same store sales increase and $3.0 million in sales from new and acquired stores coupled with an 8.1 percentage point increase in gross margins to 52.2%. The increase in gross margins is mostly due to a one-time benefit of a change in the inventory reserve estimate.

Gross profit on jewelry scrapping sales increased $0.4 million, or 53%, from the prior year quarter to $1.3 million. In constant currencies, gross profit on jewelry scrapping sales increased $0.6 million or 68%. Jewelry scrapping revenues stayed relatively constant at $3.5 million, as the 20% decrease in gold volume was mostly offset by a 23% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $0.7 million, or 21%, and new and acquired stores contributed $0.8 million. As a result of the lower volume, scrap cost of goods decreased $0.4 million or 14%.

Operations expense increased to $6.0 million (49% of net revenues) in the current quarter from $4.3 million (64% of net revenues) in the prior year quarter. In constant currencies, operations expensed increased $2.3 million, or 54%. The dollar increase was due primarily to the addition of 60 stores since the prior year quarter through greenfield and acquisitions, the decrease as a percentage of net revenues is due to expense management improvements as stores mature and become profitable.

In the current quarter, the $5.5 million greater net revenues were partially offset by the $1.7 million higher operations expense, resulting in a $3.8 million increase in store operating income for the segment. In constant currencies, Empeño Fácil’s store operating income increased $4.5 million, or 187%. In the current quarter, Empeño Fácil contributed 8% of consolidated store operating income compared to 3% in the prior year quarter.

EZMONEY Operations Segment

The following table presents selected financial data for the EZMONEY Operations segment:

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Signature loan fees	$38,701	$39,557
Auto title loan fees	5,010	5,851
Merchandise sales	577	—
Jewelry scrapping sales	350	197
Other	335	41

Total revenues	44,973	45,646

Signature loan bad debt	9,749	9,881
Auto title loan bad debt	810	921
Merchandise cost of goods sold	335	—
Jewelry scrapping cost of goods sold	177	79

Net revenues	33,902	34,765
Operations expense	18,430	17,030

Store operating income	$15,472	$17,735

Other data:
Signature loan bad debt as a percent of signature loan fees	25.2%	25.0%
Auto title loan bad debt as a percent of auto title loan fees	16.2%	15.7%
Average signature loan balance per store offering signature loans at period end (a)	$74	$72
Average auto title loan balance per store offering auto title loans at period end (b)	$23	$25

(a)	Signature loan balances include payday and installment loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active signature loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

(b)	Auto title loan balances include title loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, the balance of which is not included on our balance sheet.

The EZMONEY Operations segment includes our U.S. financial services stores, our Canadian financial services and retail stores as well as our UK online lending business, which was successfully launched in the current year quarter. The EZMONEY Operations segment total revenues decreased $0.7 million, to $45.0 million, compared to the prior year quarter. This was due to a $1.1 million, or 2%, decrease in same store total revenues and $0.4 million of total revenues at new stores net of closed or consolidated stores. The overall decrease in total revenues was comprised of a $0.9 million decrease in signature loan revenues, including installment loans and payday loans, a $0.8 million decrease in auto title loan fees and $1.0 million increase in merchandise, jewelry scrapping sales and other revenues. In January 2011 and July 2011, we introduced installment loans as a replacement product for payday loans in Wisconsin and Missouri, respectively. This contributed to the migration of some of our signature loan balances from payday loans to installment loans.

In the current quarter, we acquired one store in Canada, bringing our total at December 31, 2011 to 65. Also, in the current quarter, we closed or consolidated eight EZMONEY stores in the U.S., bringing our total there to 422.

EZMONEY’s total signature loan revenues decreased $0.9 million, or 2%, and same store signature loan revenues decreased $0.7 million, or 2%, almost exclusively due to competitive pressures in Texas. Included in signature loan fees are revenues from installment loans, which increased $3.2 million, or 77%, over the prior year quarter as the product continues to mature in states where it was recently introduced. Signature loan net revenue decreased $0.7 million, or 2%, compared to the prior year quarter to $29.0 million due to decreased loan volume and a 0.2 percentage point increase in bad debt expressed as a percentage of fees to 25.2%.

The segment’s net revenues from auto title loans decreased $0.7 million or 15% to $4.2 million compared to $4.9 million in the prior year quarter. Same store auto title loan fees decreased $0.8 million or 14%. The same store decrease resulted primarily from a decrease in gross revenues due to competitive pressures in Texas, coupled with a 0.5 percentage points regression in bad debt to 16.2 % of related fees.

The segment generated $0.2 million of jewelry scrapping profit in the current quarter, with a 49% gross margin compared to $0.1 million with a 60% gross margin in the prior year quarter.

In April 2011, we acquired the Cash Converters franchise rights for Canada, which allows us to open new stores and operate our Canadian stores as Cash Converters stores. By December 31, 2011, we had 24 Canadian stores buying and selling second-hand goods, in addition to offering payday loans, under the Cash Converters brand. We also began receiving franchise fees from franchisees, which made up the majority of the increase in the segment’s other revenues. Merchandise sales in the current quarter were $0.6 million with a 42% gross margin. We expect to rebrand most of our remaining Canadian stores as Cash Converters stores during fiscal 2012.

Operations expense increased to $18.4 million (54% of net revenues) from $17.0 million (49% of net revenues) in the prior year quarter. The increase was mostly from additional labor, rent, and other costs at our Canada stores net of closed stores, as operating expenses in our Canada stores, more than offset the decrease due to closures of U.S. stores.

In the current quarter, the $0.7 million decrease in net revenues from signature loans, the $0.7 million decrease in net revenues from auto title loans and the $1.4 million increase in operations expense, was partially offset by $0.3 million in merchandise and jewelry scrapping sales gross profit and the minor increase in other revenues, resulting in a $2.3 million net decrease in store operating income from the EZMONEY Operations segment. For the current quarter, EZMONEY Operations segment contributed 19% of consolidated store operating income compared to 26% in the prior year quarter.

Other Items

The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Consolidated store operating income	$79,527	$69,728
Administrative expenses	19,711	26,138
Depreciation and amortization	5,255	4,179
(Gain) / loss on sale or disposal of assets	(201)	7
Interest income	(39)	(3)
Interest expense	590	300
Equity in net income of unconsolidated affiliates	(4,161)	(3,367)
Other	(1,119)	(61)

Consolidated income before income taxes	59,491	42,535
Income tax expense	20,139	15,106

Net income	$39,352	$27,429

Administrative expenses in the current quarter were $19.7 million (13% of net revenues) compared to $26.1 million (19% of net revenues) in the prior year quarter. This decrease is primarily due to a pre-tax charge of $10.9 million related to the retirement of our Chief Executive Officer in prior year quarter. This charge included $3.4 million attributable to a cash payment and $7.5 million attributable to the accelerated vesting of restricted stock. Excluding this charge, administrative expense increased $4.5 million over the prior year quarter.

Depreciation and amortization expense was $5.3 million in the current quarter, compared to $4.2 million in the prior year quarter. Depreciation on assets placed in service, primarily related to acquired pawn stores and new stores, was partially offset by assets that were retired or became fully depreciated during the quarter.

In the current quarter, we recognized $0.2 million in gains on disposal of assets, as losses on disposal of assets related to store closures were partially offset by gains on disposal of other assets. In the prior year quarter losses on disposal of assets related to store closures, were mostly offset by gains on disposal of other assets.

Our $0.6 million net interest expense in the current quarter and $0.3 million in the prior year quarter represent primarily interest on borrowed funds, the amortization of deferred financing costs and the commitment fee on our unused available revolving credit facility.

Our equity in the net income of Albemarle & Bond increased $0.1 million, or 8%, in the current quarter to $1.8 million as a result of Albemarle & Bond’s higher earnings and a slightly stronger British pound in relation to the U.S. dollar. Our equity in the net income of Cash Converters International Limited (“CCV”) increased $0.7 million, or 39% in the current quarter to $2.3 million as a result of CCV’s higher earnings and a slightly stronger Australian dollar in relation to the U.S. dollar.

In the current quarter, we began using derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. The changes in the fair value of the gold collars are recorded directly in other income. In the current quarter, we recognized a $1.1 million gain associated with gold collars.

The current quarter income tax expense was $20.1 million (33.9% of pretax income) compared to $15.1 million (35.5% of pretax income) for the prior year quarter. The decrease in effective tax rates is primarily due to the recognition of state net operating losses in the current year, as well as an increase in foreign tax credits on overseas earnings.

In the current quarter, our net income increased $11.9 million, or 43%, over the prior year quarter to $39.4 million. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit in prior year quarter, net income increased 14%, or $4.9 million from $34.5 million in the prior year quarter.

Liquidity and Capital Resources

In the current quarter, our $43.7 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $46.0 million, net of (ii) $2.3 million of normal, recurring changes in operating assets and liabilities. In the prior year quarter, our $35.1 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $42.5 million, net of (ii) $7.4 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the current and prior years were the contribution from acquisitions and organic growth throughout our other operations and revenue streams, net of higher taxes paid.

The $67.2 million of net cash used in investing activities during the current quarter was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. We received $2.2 million in dividends from Cash Converters. We invested $49.4 million in cash to acquire 17 pawn stores and seven retail stores in the U.S., one retail store in Canada and a decision science model for the underwriting of consumer loans as part of a related party transaction. Other significant investments in the period were the $9.9 million in additions property and equipment and the $10.1 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral. We also paid $0.5 million of withholding tax upon the net share settlement of restricted stock vesting, net of related tax benefits.

The net effect of these and other smaller cash flows was a $1.1 million decrease in cash on hand, providing a $22.9 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in thousands):

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$40,500	$—	$—	$40,500	$—
Interest on long-term debt obligations	$6,154	$1,832	$3,663	$659	—
Operating lease obligations	$177,593	$47,165	$70,791	$36,385	$23,252

Total	$224,247	$48,997	$74,454	$77,544	$23,252

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At December 31, 2011, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $34.9 million. Of that total, $7.1 million was secured by titles to customers’ automobiles. These amounts include principal, interest, insufficient funds fees and late fees.

In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2011, these collectively amounted to $17.4 million.

The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 428 U.S. EZMONEY financial services stores, 157 adjoin an EZPAWN store. The lease agreements at approximately 95% of the remaining 271 free-standing EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores.

In the remaining nine months of the fiscal year ending September 30, 2012, we plan to open approximately 76 new stores for an aggregate investment of $11.8 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new stores will create a drag on earnings and liquidity until their second year of operations.

On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2011 and expect to remain in compliance based on our expected future performance. At December 31, 2011, bank letters of credit totaling $5.0 million were outstanding and we had borrowed $40.5 million, leaving $129.5 million available on the facility.

We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.

We have an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities. We have issued an aggregate of approximately 248,000 shares of Class A Common Stock in connection with several acquisitions of pawn stores, leaving approximately 1.8 million shares covered by the registration statement and available for issuance in future acquisitions as of December 31, 2011.

On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities (and related guarantees), equity securities, warrants to purchase debt or equity securities, stock purchase contracts and stock purchase units. The proceeds of any offering and sale under that registration statement will be used for general corporate purposes, including debt reduction or refinancing, acquisitions, capital expenditures and working capital. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities.

Off-Balance Sheet Arrangements

We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking signature loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fees or late fees. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 regarding variable interest entities.

We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At December 31, 2011, the allowance for Expected LOC Losses was $2.1 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $34.9 million. This amount includes principal, interest, insufficient funds fees and late fees.

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

Use of Estimates and Assumptions

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared according to accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates, gold values and changes in foreign currency exchange rates.

Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining nine months of the fiscal year ending September 30, 2012, our interest expense during that period would increase by approximately $152,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at December 31, 2011.

Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. In the current quarter, we began using derivative financial instruments, in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges as they do not meet the hedge accounting requirements of the Derivatives and Hedging topic of the FASB codification, and changes in their fair value are recorded directly in earnings. As of December 31, 2011, the Company had outstanding gold collars with a total notional amount of 19,000 ounces of gold. For further discussion, you should read “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011.

Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters International, our Empeño Fácil pawn operations in Mexico, and our operations in Canada. Albemarle & Bond’s functional currency is the British pound, Cash Converters’ International functional currency is the Australian dollar, Empeño Fácil ‘s functional currency is the Mexican peso and our Canada operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.

The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended September 30, 2011 (included in our December 31, 2011 results on a three-month lag) was a $0.6 million decrease to stockholders’ equity. On December 31, 2011, the British pound weakened to £1.00 to $1.5453 U.S. from $1.5625 at September 30, 2011.

The translation adjustment from Cash Converters International representing the weakening in the Australian dollar during the quarter ended September 30, 2011 (included in our December 31, 2011 results on a three-month lag) was a $3.9 million decrease to stockholders’ equity. On December 31, 2011, the Australian dollar strengthened to $1.00 Australian dollar to $1.0174 U.S. from $0.97910 at September 30, 2011.

The translation adjustment from Empeño Fácil representing the weakening of the Mexican peso during the quarter ended December 31, 2011 was a $2.1 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On December 31, 2011, the peso strengthened to $1.00 Mexican peso to $0.0715 U.S. from $0.0745 at September 30, 2011.

The translation adjustment from our Canadian operations representing the strengthening of the Canadian dollar during the quarter ended December 31, 2011 was a $0.1 million increase to stockholders’ equity. On December 31, 2011, the Canadian dollar weakened to $1.00 Canadian dollar to $0.9804 U.S. from $0.9682 at September 30, 2011.

We cannot predict the future valuation of foreign currencies or how further movements in them could affect our future earnings or financial position.

Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part II, Item 1A—Risk Factors” of this Quarterly Report and “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011, December 31, 2010 and September 30, 2011; (ii) Consolidated Statements of Income for the three months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income for three months ended December 31, 2011 and December 31, 2010 (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and December 31, 2010; and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC

Date: February 8, 2012	/s/ Stephen A. Stamp
Stephen A. Stamp
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011, December 31, 2010 and September 30, 2011; (ii) Consolidated Statements of Income for the three months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income for three months ended December 31, 2011 and December 31, 2010 (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and December 31, 2010; and (v) Notes to Consolidated Financial Statements.