Form 10-Q
period 2012-03-31
EZCORP INC
filed 2012-05-10
CIK 876523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of March 31, 2012, 48,002,116 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated Balance Sheets

	March 31, 2012	March 31, 2011	September 30, 2011
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$47,499	$59,785	$23,969
Pawn loans	122,305	106,525	145,318
Consumer loans, net	23,998	11,948	14,611
Pawn service charges receivable, net	22,296	19,976	26,455
Consumer loan fees receivable, net	24,551	6,026	6,775
Inventory, net	87,891	70,275	90,373
Deferred tax asset	18,228	23,319	18,125
Income tax receivable	2,391	1,427	—
Prepaid expenses and other assets	34,443	20,045	30,611

Total current assets	383,602	319,326	356,237

Investments in unconsolidated affiliates	120,056	112,364	120,319
Property and equipment, net	95,046	70,105	78,498
Goodwill	320,692	143,404	173,206
Intangible assets, net	38,904	16,122	19,790
Non-current consumer loans, net	52,740	—	—
Other assets, net	18,129	7,572	8,400

Total assets	$1,029,169	$668,893	$756,450

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$23,258	$10,000	$—
Accounts payable and other accrued expenses	75,866	44,754	57,400
Customer layaway deposits	7,193	6,844	6,176
Income taxes payable	—	—	693

Total current liabilities	106,317	61,598	64,269

Long-term debt, less current maturities	109,096	10,000	17,500
Deferred tax liability	9,507	1,192	8,331
Deferred gains and other long-term liabilities	14,423	2,314	2,102

Total liabilities	239,343	75,104	92,202

Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	34,108	—	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; issued and outstanding: 48,002,116 at March 31, 2012; 46,954,535 at March 31, 2011; and 47,228,610 at September 30, 2011	480	469	471
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	258,343	231,263	242,398
Retained earnings	498,708	359,203	422,095
Accumulated other comprehensive income (loss)	(1,843)	2,824	(746)

EZCORP, Inc. stockholders’ equity	755,718	593,789	664,248

Total liabilities and stockholders’ equity	$1,029,169	$668,893	$756,450

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Sales	$148,172	$125,768	$291,469	$248,313
Pawn service charges	56,444	46,769	116,236	96,579
Consumer loan fees	50,319	40,472	95,407	86,782
Other revenues	1,343	245	2,039	406

Total revenues	256,278	213,254	505,151	432,080

Cost of goods sold	88,190	76,564	172,010	150,130
Consumer loan bad debt	6,466	5,740	17,491	16,768

Net revenues	161,622	130,950	315,650	265,182

Operating expenses:
Operations	77,269	66,045	151,770	130,549
Administrative	21,353	15,733	41,064	41,871
Depreciation and amortization	7,259	4,466	12,514	8,645
(Gain) loss on sale or disposal of assets	27	(178)	(174)	(171)

Total operating expenses	105,908	86,066	205,174	180,894

Operating income	55,714	44,884	110,476	84,288

Interest income	(314)	(11)	(353)	(14)
Interest expense	2,560	300	3,150	600
Equity in net income of unconsolidated affiliates	(4,577)	(4,691)	(8,738)	(8,058)
Other	802	4	(317)	(57)

Income before income taxes	57,243	49,282	116,734	91,817
Income tax expense	19,870	17,444	40,009	32,550

Net income	37,373	31,838	76,725	59,267
Net income attributable to redeemable noncontrolling interest	112	—	112	—

Net income attributable to EZCORP, Inc.	$37,261	$31,838	$76,613	$59,267

Net income per common share:
Basic	$0.73	$0.64	$1.51	$1.19

Diluted	$0.73	$0.63	$1.51	$1.18

Weighted average shares outstanding:
Basic	50,794	49,924	50,573	49,810
Diluted	51,069	50,362	50,887	50,243

See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$37,373	$31,838	$76,725	$59,267
Other comprehensive income (loss):
Foreign currency translation adjustments	6,394	3,111	(2,374)	12,888
Unrealized holding gains (loss) arising during period	(179)	(253)	(738)	238
Income tax benefit (provision)	(75)	(687)	2,511	(3,927)

Other comprehensive income (loss), net of tax	6,140	2,171	(601)	9,199

Comprehensive income	$43,513	$34,009	$76,124	$68,466

Attributable to redeemable noncontrolling interest:
Net income	(112)	—	(112)	—
Foreign currency translation adjustments	(496)	—	(496)	—

Comprehensive income	(608)	—	(608)	—

Comprehensive income attributable to EZCORP, Inc.	$42,905	$34,009	$75,516	$68,466

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$76,725	$59,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,514	8,645
Consumer loan loss provision	6,761	6,897
Deferred income taxes	(72)	983
Gain on sale or disposal of assets	(174)	(171)
Stock compensation	3,238	10,028
Income from investments in unconsolidated affiliates	(8,738)	(8,058)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	6,551	3,642
Inventory, net	1,446	860
Prepaid expenses, other current assets, and other assets, net	(3,281)	(2,648)
Accounts payable and accrued expenses	(821)	(5,082)
Customer layaway deposits	206	628
Deferred gains and other long-term liabilities	(851)	(112)
Excess tax benefit from stock compensation	(1,521)	(3,072)
Income taxes receivable/payable	(275)	(1,921)

Net cash provided by operating activities	91,708	69,886

Investing Activities:
Loans made	(360,354)	(292,525)
Loans repaid	260,289	203,658
Recovery of pawn loan principal through sale of forfeited collateral	129,518	104,310
Additions to property and equipment	(22,246)	(15,129)
Acquisitions, net of cash acquired	(83,160)	(31,461)
Dividends from unconsolidated affiliates	4,788	4,218

Net cash used in investing activities	(71,165)	(26,929)

Financing Activities:
Proceeds from exercise of stock options	634	205
Excess tax benefit from stock compensation	1,521	3,072
Taxes paid related to net share settlement of equity awards	(1,071)	(7,409)
Proceeds from revolving line of credit	321,617	11,500
Payments on revolving line of credit	(318,227)	(16,505)
Payments on bank borrowings	(1,056)	—

Net cash provided by (used) in financing activities	3,418	(9,137)

Effect of exchange rate changes on cash and cash equivalents	(431)	111

Net increase in cash and cash equivalents	23,530	33,931
Cash and cash equivalents at beginning of period	23,969	25,854

Cash and cash equivalents at end of period	$47,499	$59,785

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$123,587	$102,145
Foreign currency translation adjustment	$733	$(8,708)
Issuance of common stock due to acquisitions	$11,615	$—
Contingent consideration	$23,000	$—
Deferred consideration	$5,785	$—

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Par Value
	(In thousands)
Balances at September 30, 2010	49,226	$493	$225,374	$299,936	$(6,375)	$519,428	—
Stock compensation	—	—	10,028	—	—	10,028	—
Stock options exercised	24	1	203	—	—	204	—
Release of restricted stock	675	5	2,761	—	—	2,766	—
Excess tax benefit from stock compensation	—	—	306	—	—	306	—
Taxes paid related to net share settlement of equity awards	—	—	(7,409)	—	—	(7,409)	—
Unrealized gain on available-for-sale securities	—	—	—	—	155	155	—
Foreign currency translation adjustment	—	—	—	—	9,044	9,044	—
Net income attributable to EZCORP, Inc.	—	—	—	59,267	—	59,267	—

Total comprehensive income	—	—	—	—	—	68,466	—

Balance at March 31, 2011	49,925	$499	$231,263	$359,203	$2,824	$593,789	$—

Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248	—
Stock compensation	—	—	3,238	—	—	3,238	—
Stock options exercised	196	2	632	—	—	634	—
Issuance of common stock due to acquisitions	427	5	11,625	—	—	11,630	—
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	33,500
Release of restricted stock	150	2	488	—	—	490	—
Excess tax benefit from stock compensation	—	—	1,033	—	—	1,033	—
Taxes paid related to net share settlement of equity awards	—	—	(1,071)	—	—	(1,071)	—
Unrealized (loss) on available-for-sale securities	—	—	—	—	(480)	(480)	—
Foreign currency translation adjustment	—	—	—	—	(617)	(617)	496
Net income attributable to EZCORP, Inc.	—	—	—	76,613	—	76,613	—

Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	112
Total comprehensive income	—	—	—	—	—	75,516	34,108

Balance at March 31, 2012	50,972	$510	$258,343	$498,708	$(1,843)	$755,718	$34,108

EZCORP, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Note A: Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note B). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2011. The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations and operating results for the three and six-month periods ended March 31, 2012 (the “current quarter” and “current six-month period”) are not necessarily indicative of the results of operations for the full fiscal year.

The consolidated financial statements include the accounts of EZCORP, Inc. and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We own 60% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. (“Crediamigo”) and, therefore, include its results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.

With the exception of the policies described in the section below, there have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2011.

Consumer Loans

We provide a variety of short-term consumer loans including payday loans, installment loans and auto title loans, and in Texas only, fee-based credit services to customers seeking loans. In Mexico, Crediamigo enters into agreements with employers that permit it to market long-term consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Crediamigo. With the exception of the incorporation of Crediamigo, there have been no changes to our consumer loans policy.

Revenue Recognition

We recognize consumer loan fees related to loans we directly originate in accordance with state and provincial laws on the percentage of consumer loans made that we believe to be collectible. We earn credit service fees when we assist customers in obtaining consumer loans from unaffiliated lenders, and we recognize the fee revenue ratably over the life of the related loans. We reserve the percentage of interest and credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection.

Allowance for Losses and Bad Debt Expense

See note K “Allowance for Losses and Credit Quality of Financing Receivables” for a discussion of the Company’s allowance for losses and bad debt expense on consumer loans.

Derivative Instruments and Hedging Activities

We record all derivative instruments according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-20-25, “Derivatives and Hedging – Recognition.” Accounting for changes in the fair value of derivatives is determined by the intended use of the derivative, whether it is designated as a hedge and whether the hedging relationship is effective in achieving offsetting changes for the risk being hedged. Derivatives designated to hedge the changes in the fair value of an asset, liability or firm commitment due to an identified risk in the hedged item, such as interest rate risk or foreign currency exchange rate risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

We acquire significant amounts of gold either through purchases or from forfeited pawn loan collateral and sell it to refiners. In our first fiscal quarter of 2012, we began using derivate financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. From time to time, we purchase put options related to the future market price of gold, and simultaneously, we sell a call option for the same future period for a premium to offset the cost of the put. The combined put and call options, or collar, has the effect of providing us protection from the future downward gold price movement but also limits the extent we can participate in future upward price movement. These collars are not designated as hedges as they do not meet the hedge accounting requirements FASB ASC 851-20-25. The fair value of the derivative instruments is recognized in “Prepaid expenses and other assets” in the consolidated balance sheets and changes in fair value are recognized in “Other” in our consolidated statements of operations.

Reclassifications

Previously, we reported segment information based primarily on product offerings. Beginning with the second quarter of fiscal 2012, we redefined our reportable operating segments based on geography as our company is increasingly being organized and managed along geographic lines, with product offerings and channels based on local custom and regulation. For this reason, we concluded that segment reporting based on geography more closely aligns with our management organization and strategic direction. In connection with the new segment structure, we have changed the accountability for, and reporting of, certain items including administrative expenses, depreciation and amortization, interest and our equity in the net income of unconsolidated affiliates. When practical, these items are allocated to segments. Interest is also allocated to operating segments when debt is incurred at the local country level and is non-recourse to EZCORP, Inc. These items are now included in the segment’s measure of profit or loss (“segment contribution”). Expenses that cannot be allocated are included as corporate expenses.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and we do not anticipate that the adoption of ASU 2011-11 will have a material effect on our financial position, results of operations or cash flows.

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update amends FASB ASC 820 (Fair Value Measurement) by providing common principles and requirements for measuring fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS. It changes certain fair value measurement principles, clarifies the application of existing fair value concepts, and expands disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011. We adopted ASU 2011-04 in our interim period beginning January 1, 2012 with no material effect on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This update supersedes certain content in ASU 2011-05 Presentation of Comprehensive Income that requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. All other requirements in ASU 2011-05, including the requirement to report comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements, were not affected by ASU 2011-12. This update is effective for fiscal years beginning on or after December 15, 2011. We early adopted this amended standard in our fiscal year beginning October 1, 2011 with no effect on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that, when presenting comparative financial statements, entities should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for material (on an individual or an aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. We adopted this amended standard on October 1, 2011, resulting in no effect on our financial position, operations or cash flows.

Note B: Acquisitions

On January 30, 2012, we acquired a 60% interest in Crediamigo, a specialty consumer finance company, headquartered in Mexico City, with 45 locations throughout the country for total consideration of $60.1 million, net of cash acquired. This amount includes contingent consideration related to two earn out payments. Annually, over the next two years, if certain financial performance targets are achieved, we will make a payment of $12.0 million dollars, each year, for a total amount of $24.0 million dollars. The purchase price above includes a fair value amount of $23.0 million, attributable to the contingent consideration payments. This amount was calculated using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Pursuant to the Master Transaction Agreement, we agreed to provide to the sellers a put option with respect to their remaining shares of Crediamigo. Each seller has the right to sell their Crediamigo shares to EZCORP, Inc., during the exercise period of two to five years from the acquisition closing date, with no more than 50% of the seller’s shares being sold within a consecutive 12 month period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Crediamigo in temporary equity.

The fair value of the redeemable noncontrolling interest in Crediamigo was estimated by applying an income approach and a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates ranging from 10% to 18%, representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of Crediamigo was determined using a multiple of future earnings that is consistent with other market participants.

The six-month period ended March 31, 2012, includes $7.4 million in revenues and $0.2 million in income related to the Crediamigo acquisition. The purchase price allocation is preliminary as we continue to receive information regarding the acquired assets. We have recorded provisional amounts for certain assets and liabilities for which we have not yet received all information necessary to finalize our assessment.

The six-month period ended March 31, 2012, includes the acquisition of 39 locations in the U.S. and one in Canada for total consideration of $63.4 million, net of cash acquired. As these acquisitions were individually immaterial, we present their related information on a combined basis.

All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings through acquisitions. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. The purchase price allocation of assets acquired in the most recent twelve months is preliminary as we continue to receive information regarding the acquired assets. Transaction related expenses for the six-month periods ended March 31, 2012 and 2011 of approximately $1.7 million and $0.4 million, respectively, were expensed as incurred and recorded as administrative expenses. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.

The following table provides information related to the acquisitions of domestic and foreign retail and financial services locations during the six months ended March 31, 2012 and 2011:

	XXXXXXXXXX	XXXXXXXXXX	XXXXXXXXXX
	Six Months Ended March 31,
	2012		2011
	Crediamigo	Other Acquisitions
Number of asset purchase acquisitions	—	6	4
Number of stock purchase acquisitions	1	2	2

U.S. stores acquired	—	39	9
Foreign stores acquired	45	1	—

Total stores acquired	45	40	9

	XXXXXXXX	XXXXXXXX	XXXXXXXX
	Six Months Ended March 31,
	(In thousands)
	2012		2011
	Crediamigo	Other Acquisitions
Consideration:
Cash	$45,001	$53,466	$31,524
Equity instruments	—	11,615	—
Deferred consideration	5,785	—	—
Contingent consideration	23,000	—	—

Fair value of total consideration transferred	73,786	65,081	31,524
Cash acquired	(13,657)	(1,650)	(63)

Total purchase price	$60,129	$63,431	$31,461

	Six Months Ended March 31,
	(In thousands)
	2012		2011
	Crediamigo	Other Acquisitions
Current assets:
Pawn loans, net	$—	$5,036	$3,066
Consumer loans, net	8,658	1,660	—
Service charges and fees receivable, net	18,844	1,003	523
Inventory, net	—	4,429	1,748
Deferred tax asset	—	126	123
Prepaid expenses and other assets	3,513	26	10

Total current assets	31,015	12,280	5,470

Property and equipment, net	2,328	1,972	378
Goodwill	95,827	50,071	25,708
Non-current consumer loans, net	52,228	—	—
Intangible assets	16,500	880	145
Other assets	16,834	159	7

Total assets	$214,732	$65,362	$31,708

Current liabilities:
Accounts payable and other accrued expenses	$6,830	$1,004	$49
Customer layaway deposits	—	682	96
Current maturities of long-term debt	23,219	—	—
Other current liabilities	1,010	226	4

Total current liabilities	31,059	1,912	149

Deferred gains and other long-term liabilities	936	—	—
Long-term debt, less current maturities	87,885	—	—
Deferred tax liability	1,223	19	98

Total liabilities	121,103	1,931	247

Redeemable noncontrolling interest	33,500	—	—

Net assets acquired	$60,129	$63,431	$31,461

Goodwill deductible for tax purposes	$—	$21,699	$16,117
Goodwill recorded in U.S. & Canada segment	$—	$50,071	$25,708
Goodwill recorded in Latin America segment	$95,827	$—	$—

Indefinite lived intangible assets acquired:

Trade name	$2,200	$—	$—

Definite lived intangible assets acquired:
Favorable lease asset	$—	$230	$—
Non-compete agreements	$300	$200	$145
Contractual relationship	$14,000	$450	$—

The amounts above for the six months ended March 31, 2012 include the acquisition of a decision science model for the underwriting of consumer loans, a contractual relationship with an income tax return preparer to facilitate refund anticipation loans, an online lending business in the U.K. and 15 financial services stores in Hawaii and Texas, from FS Management, 1st Money Centers, Inc. and 1429 Funding, Inc., companies owned partially by Brent Turner, the former President of our eCommerce and Card Services division and a former executive officer, for total consideration of $3.0 million in cash and 387,924 shares of our Class A Non-Voting common stock. Mr. Turner received $2.0 million in cash and 167,811 shares of stock in connection with these acquisitions. The basic terms of the acquisitions were agreed prior to the commencement of Mr. Turner’s employment (and, thus, prior to Mr. Turner’s becoming an executive officer), subject to our completion of appropriate due diligence and the execution of appropriate definitive documentation. Even though the terms of the acquisitions were agreed to prior to Mr. Turner’s becoming an executive officer, we treated the transactions as related party transactions. Consequently, pursuant to our Policy for Review and Evaluation of Related Party Transactions, the Audit Committee reviewed and evaluated the terms of the acquisitions and concluded that the transactions were fair to, and in the best interest of, the company and its stockholders.

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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income attributable to EZCORP, Inc. (A)	$37,261	$31,838	$76,613	$59,267

Weighted average outstanding shares of common stock (B)	50,794	49,924	50,573	49,810
Dilutive effect of stock options and restricted stock	275	438	314	433

Weighted average common stock and common stock equivalents (C)	51,069	50,362	50,887	50,243

Basic earnings per share (A/B)	$0.73	$0.64	$1.51	$1.19

Diluted earnings per share (A/C)	$0.73	$0.63	$1.51	$1.18

Potential common shares excluded from the calculation of diluted earnings per share	—	1	—	2

Note D: Strategic Investments and Fair Value of Financial Instruments

At March 31, 2012, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our year-to-date period ended March 31, 2012 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2011 to December 31, 2011.

Conversion of Albemarle & Bond’s financial statements into U.S. GAAP resulted in no material differences from those reported by Albemarle & Bond following IFRS.

In its functional currency of British pounds, Albemarle & Bond’s total assets increased 12% from December 31, 2010 to December 31, 2011 and its net income for the six months ended December 31, 2011 improved 16%. Below is summarized financial information for Albemarle & Bond’s most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2011	2010
	(In thousands)
Current assets	$134,387	$121,519
Non-current assets	65,354	56,755

Total assets	$199,741	$178,274

Current liabilities	$21,021	$25,801
Non-current liabilities	62,169	53,497
Shareholders’ equity	116,551	98,976

Total liabilities and shareholders’ equity	$199,741	$178,274

	Six Months Ended December 31,
	2011	2010
	(In thousands)
Gross revenues	$99,804	$76,424
Gross profit	58,165	46,745
Profit for the year (net income)	14,208	12,088

At March 31, 2012, we owned 124,418,000 shares, or approximately 33% of the total ordinary shares of Cash Converters International Limited, which is a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. Cash Converters franchises and operates a worldwide network of over 600 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom.

We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our year-to-date period ended March 31, 2012 represents our percentage interest in the results of Cash Converters’ operations from July 1, 2011 to December 31, 2011.

Conversion of Cash Converters’ financial statements into U.S. GAAP resulted in no material differences from those reported by Cash Converters following IFRS.

In its functional currency of Australian dollars, Cash Converters’ total assets increased 17% from December 31, 2010 to December 31, 2011 and its net income decreased 7% for the six months ended December 31, 2011. Below is summarized financial information for Cash Converters’ most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2011	2010
	(In thousands)
Current assets	$128,289	$104,408
Non-current assets	121,835	109,336

Total assets	$250,124	$213,744

Current liabilities	$33,290	$30,844
Non-current liabilities	37,797	11,970
Shareholders’ equity	179,037	170,930

Total liabilities and shareholders’ equity	$250,124	$213,744

	Six Months Ended December 31,
	2011	2010
	(In thousands)
Gross revenues	$115,256	$82,343
Gross profit	76,405	57,038
Profit for the year (net income)	13,668	13,528

The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. These fair values are considered Level 1 estimates within the fair value hierarchy of FASB ASC 820-10-50, and were calculated as (a) the quoted stock price on each company’s principal market multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium for owning a large percentage of outstanding shares.

	March 31,		September 30,
	2012	2011	2011
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$49,175	$44,784	$48,361
Fair value	92,868	81,655	91,741

Cash Converters:
Recorded value	$70,881	$67,580	$71,958
Fair value	85,277	102,610	53,600

In August 2011, legislation was proposed in Australia that would, among other things, limit the interest charged on certain consumer loans and prohibit loan extensions and refinancing. If this legislation is enacted in its currently proposed form, Cash Converters’ consumer loan business in Australia may be adversely affected, which could have the effect of decreasing Cash Converters’ revenues and earnings. As of September 30, 2011, the fair value of our investment in Cash Converters (based on the market price of Cash Converters’ stock as of that date) was below our recorded value. In light of Cash Converters’ statements at that time regarding its ability to mitigate the potential impact of the proposed legislation, we considered this loss in value to be temporary. Following a series of representations from Cash Converters, its customers and other industry executives, the Australian Parliament, referred the bill to the Senate Economics committee and to the Joint Committee on Corporations and Financial Services for review. The committees concluded that the proposed legislation did not achieve an appropriate balance between consumer protection and industry viability and recommended that the Australian government revisit key aspects of its reform package with further industry consultation. As of March 31, 2012, the fair value of our investment in Cash Converters was above our recorded value, further supporting our assessment of the loss in value of its stock to be temporary.

Note E: Goodwill and Other Intangible Assets

The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	March 31,		September 30,
	2012	2011	2011
	(In thousands)
Pawn licenses	$8,836	$8,836	$8,836
Trade name	7,097	4,870	4,870
Goodwill	320,692	143,404	173,206

Total	$336,625	$157,110	$186,912

The following tables present the changes in the carrying value of goodwill, by segment, over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Balance at September 30, 2011	$163,897	$9,309	$—	$173,206
Acquisitions	50,071	95,827	—	145,898
Effect of foreign currency translation changes	(1)	1,589	—	1,588

Balance at March 31, 2012	$213,967	$106,725	$—	$320,692

	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Balance at September 30, 2010	$110,255	$7,050	$—	$117,305
Acquisitions	25,784	—	—	25,784
Effect of foreign currency translation changes	—	315	—	315

Balance at March 31, 2011	$136,039	$7,365	$—	$143,404

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	March 31,						September 30,
	2012			2011			2011
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Real estate finders’ fees	$1,327	$(533)	$794	$1,098	$(442)	$656	$1,157	$(479)	$678
Non-compete agreements	4,301	(2,877)	1,424	3,313	(2,277)	1,036	3,722	(2,459)	1,263
Favorable lease	985	(381)	604	644	(264)	380	755	(322)	433
Franchise rights	1,602	(67)	1,535	—	—	—	1,547	(32)	1,515
Deferred financing costs	7,607	(2,493)	5,114	1,470	(1,180)	290	2,411	(262)	2,149
Contractual relationship	14,604	(1,407)	13,197	—	—	—	—	—	—
Other	323	(20)	303	63	(9)	54	58	(12)	46

Total	$30,749	$(7,778)	$22,971	$6,588	$(4,172)	$2,416	$9,650	$(3,566)	$6,084

The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of our credit agreement. The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)
Amortization expense	$1,697	$221	$1,924	$433
Operations expense	23	25	49	48
Interest expense	444	112	595	226

Total expense from the amortization of definite-lived intangible assets	$2,164	$358	$2,568	$707

The following table presents our estimate of amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	(In thousands)
2012	$6,356	$129	$2,341
2013	8,665	119	2,031
2014	1,399	108	670
2015	277	96	370
2016	218	94	—

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

Note F: Long-term Debt

The table presents our long-term debt instruments and balances outstanding at March 31, 2012 and 2011 and September 30, 2011 (in thousands):

	March 31, 2012		March 31,	September 30,
	Carrying Amount	Contractual Amount	2011	2011
Recourse to EZCORP:
Domestic line of credit up to $175,000 due 2015	$30,000	$30,000	$—	$17,500
Term debt due 2012	—	—	20,000	—

Non-recourse to EZCORP:
10% unsecured notes due 2013	$1,820	$1,820	$—	$—
16% unsecured notes due 2013	5,404	5,141	—	—
20% unsecured notes due 2013	12,730	10,854	—	—
14% secured notes due 2013	3,327	3,079	—	—
17% secured notes due 2014	33,710	28,821	—	—
25% secured notes due 2015	6,675	5,125	—	—
18% secured notes due 2015	26,391	20,683	—	—
20% secured notes due 2015	10,783	7,335	—	—
10% unsecured notes due 2016	1,514	1,514	—	—

Total debt	$132,354	$114,372	$20,000	$17,500

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

Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the bank’s base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. From the closing date to approximately October 31, 2011, we paid a minimum interest rate of LIBOR plus 250 basis points or the bank’s base rate plus 150 basis points, at our option, and a commitment fee of 50 basis points on the unused portion of the credit line. Terms of the credit agreement require, among other things, that we meet certain financial covenants. At March 31, 2012, we were in compliance with all covenants. We expect the recorded value of our debt to approximate its fair value as it is all variable rate debt and carries no pre-payment penalty.

Deferred financing costs related to our credit agreement are included in intangible assets, net on the balance sheet and are being amortized to interest expense over the term of the agreement.

On January 30, 2012, we acquired a 60% ownership interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City. Non-recourse debt amounts in the table above represent Crediamigo’s third party debt. All secured notes are guaranteed by the Crediamigo loan portfolio. The 14% secured notes require monthly payments of $0.1 million with remaining principal due at maturity. Beginning September 30, 2012, the 18% secured notes require monthly payments of $0.1 million increasing to $0.7 million on November 30, 2012, with the remaining principal due at maturity. On November 30, 2012, the 17% secured notes require monthly payments of $1.0 million, with remaining principal due at maturity. The difference between the carrying amount and contractual amount relates to premium on Crediamigo’s debt recorded as part of the purchase accounting, which is being amortized as a reduction of interest expense over the life of the debt.

Included in the amounts above are notes due to Crediamigo’s shareholders, which are presented in the table below (in thousands):

March 31, 2012
16% unsecured notes due 2013	$5,141
17% secured notes due 2014	9,676
10% unsecured notes due 2016	963

Total debt to stockholders	$15,780

Note G: Stock Compensation

Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)
Gross compensation costs	$1,725	$1,480	$3,238	$10,028
Income tax benefits	(570)	(479)	(1,016)	(3,453)

Net compensation expense	$1,155	$1,001	$2,222	$6,575

Included in the compensation cost for the six months ended March 31, 2011 is $7.3 million for the accelerated vesting of restricted stock upon the retirement of our former Chief Executive Officer on October 31, 2010, and a related $2.5 million income tax benefit. Stock option exercises resulted in the issuance of 195,898 shares in the current quarter for total proceeds of $0.6 million. All options and restricted stock relate to our Class A Non-voting Common Stock.

Note H: Income Taxes

The current quarter’s effective tax rate is 34.7% of pretax income compared to 35.4% for the prior year quarter. For the current six-month period, the effective tax rate is 34.3% compared to 35.5% in the prior six-month period. The decrease in effective tax rates is primarily due to the recognition of state net operating losses, as well as an increase in foreign tax credits on overseas earnings.

Note I: Contingencies

Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.

Note J: Operating Segment Information

Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Previously, we reported segment information based primarily on product offerings. Beginning with the second quarter of fiscal 2012, we redefined our reportable operating segments based on geography as our company is increasingly being organized and managed along geographic lines, with product offerings and channels based on local custom and regulation. As a result, we concluded that segment reporting based on geography more closely aligns with our management organization and strategic direction.

For periods ending after January 1, 2012, we will report segments as follows:

•	U.S. & Canada – All business activities in the United States and Canada

•	Latin America – All business activities in Mexico and other parts of Latin America

•

Other International – All business activities in the rest of the world (currently consisting of consumer loans online in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International)

Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable financial information for the new segment structure.

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three and six-month periods ending March 31, 2012 and 2011, including the reclassifications discussed in Note A “Significant Accounting Policies.”

	Three Months Ended March 31, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Revenues:
Merchandise sales	$85,498	$9,499	$—	$94,997
Jewelry scrapping sales	49,414	3,761	—	53,175
Pawn service charges	50,505	5,939	—	56,444
Consumer loan fees	42,806	7,383	130	50,319
Other revenues	1,219	124	—	1,343

Total revenues	229,442	26,706	130	256,278

Merchandise cost of goods sold	50,499	5,381	—	55,880
Jewelry scrapping cost of goods sold	29,537	2,773	—	32,310
Consumer loan bad debt	5,878	508	80	6,466

Net revenues	143,528	18,044	50	161,622

Operating expenses:
Store operations	68,890	8,211	168	77,269
Administrative	5,424	4,334	2	9,760
Depreciation and amortization	3,524	2,397	14	5,935
Loss on sale or disposal of assets	25	2	—	27
Interest, net	—	1,769	—	1,769
Equity in net income of unconsolidated affiliates	—	—	(4,577)	(4,577)
Other	791	11	—	802

Segment contribution	$64,874	$1,320	$4,443	$70,637
Corporate expenses				13,394

Income before taxes				57,243
Income tax expense				19,870

Net income				37,373
Net income attributable to redeemable noncontrolling interest				112

Net income attributable to EZCORP, Inc.				$37,261

	Three Months Ended March 31, 2011
	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Revenues:
Merchandise sales	$72,420	$5,353	$—	$77,773
Jewelry scrapping sales	44,351	3,644	—	47,995
Pawn service charges	43,073	3,696	—	46,769
Consumer loan fees	40,472	—	—	40,472
Other revenues	220	25	—	245

Total revenues	200,536	12,718	—	213,254

Merchandise cost of goods sold	41,484	3,155	—	44,639
Jewelry scrapping cost of goods sold	28,848	3,077	—	31,925
Consumer loan bad debt	5,740	—	—	5,740

Net revenues	124,464	6,486	—	130,950

Operating expenses:
Store operations	61,196	4,849	—	66,045
Administrative	4,407	1,079	27	5,513
Depreciation and amortization	2,885	678	—	3,563
Gain on sale or disposal of assets	(178)	—	—	(178)
Interest, net	—	1	—	1
Equity in net income of unconsolidated affiliates	—	—	(4,691)	(4,691)
Other	3	1	—	4

Segment contribution	$56,151	$(122)	$4,664	$60,693
Corporate expenses				11,411

Income before taxes				49,282
Income tax expense				17,444

Net income				31,838
Net income attributable to redeemable noncontrolling interest				—

Net income attributable to EZCORP, Inc.				$31,838

	Six Months Ended March 31, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Revenues:
Merchandise sales	$162,050	$19,841	$—	$181,891
Jewelry scrapping sales	102,280	7,298	—	109,578
Pawn service charges	104,875	11,361	—	116,236
Consumer loan fees	87,818	7,383	206	95,407
Other revenues	1,795	244	—	2,039

Total revenues	458,818	46,127	206	505,151

Merchandise cost of goods sold	93,950	10,326	—	104,276
Jewelry scrapping cost of goods sold	62,687	5,047	—	67,734
Consumer loan bad debt	16,768	508	215	17,491

Net revenues	285,413	30,246	(9)	315,650

Operating expenses:
Store operations	137,215	14,209	346	151,770
Administrative	11,871	5,629	422	17,922
Depreciation and amortization	6,771	3,174	36	9,981
(Gain) loss on sale or disposal of assets	(175)	1	—	(174)
Interest, net	4	1,733	—	1,737
Equity in net income of unconsolidated affiliates	—	—	(8,738)	(8,738)
Other	(269)	16	(64)	(317)

Segment contribution	$129,996	$5,484	$7,989	$143,469
Corporate expenses				26,735

Income before taxes				116,734
Income tax expense				40,009

Net income				76,725
Net income attributable to redeemable noncontrolling interest				112

Net income attributable to EZCORP, Inc.				$76,613

	Six Months Ended March 31, 2011
	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Revenues:
Merchandise sales	$138,725	$10,928	$—	$149,653
Jewelry scrapping sales	91,554	7,106	—	98,660
Pawn service charges	89,509	7,070	—	96,579
Consumer loan fees	86,782	—	—	86,782
Other revenues	378	28	—	406

Total revenues	406,948	25,132	—	432,080

Merchandise cost of goods sold	79,681	6,269	—	85,950
Jewelry scrapping cost of goods sold	58,465	5,715	—	64,180
Consumer loan bad debt	16,768	—	—	16,768

Net revenues	252,034	13,148	—	265,182

Operating expenses:
Store operations	121,422	9,127	—	130,549
Administrative	9,810	2,016	52	11,878
Depreciation and amoritzation	5,602	1,281	—	6,883
(Gain) loss on sale or disposal of assets	(172)	1	—	(171)
Interest, net	—	2	—	2
Equity in net income of unconsolidated affiliates	—	—	(8,058)	(8,058)
Other	3	1	(61)	(57)

Segment contribution	$115,369	$720	$8,067	$124,156
Corporate expenses				32,339

Income before taxes				91,817
Income tax expense				32,550

Net income				59,267
Net income attributable to redeemable noncontrolling interest				—

Net income attributable to EZCORP, Inc.				$59,267

The following table presents separately identified segment assets:

	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Assets at March 31, 2012:
Pawn loans, net	$108,804	$13,501	$—	$122,305
Consumer loans, net	14,072	62,579	87	76,738
Service charges and fees receivable, net	25,886	20,933	28	46,847
Inventory, net	77,190	10,701	—	87,891
Property and equipment, net	57,241	19,180	—	76,421
Goodwill	213,967	106,725	—	320,692

Total separately identified recorded segment assets	$497,160	$233,619	$115	$730,894

Consumer loans outstanding from unaffiliated lenders	$20,056	$—	$—	$20,056

Assets at March 31, 2011:
Pawn loans, net	$97,375	$9,150	$—	$106,525
Consumer loans, net	11,948	—	—	11,948
Service charges and fees receivable, net	24,647	1,355	—	26,002
Inventory, net	63,242	7,033	—	70,275
Property and equipment, net	46,155	11,925	—	58,080
Goodwill	136,039	7,365	—	143,404

Total separately identified recorded segment assets	$379,406	$36,828	$—	$416,234

Consumer loans outstanding from unaffiliated lenders	$21,504	$—	$—	$21,504

Assets at September 30, 2011:
Pawn loans, net	$134,457	$10,861	$—	$145,318
Consumer loans, net	14,611	—	—	14,611
Service charges and fees receivable, net	31,567	1,663	—	33,230
Inventory, net	81,859	8,514	—	90,373
Property and equipment, net	51,469	12,769	—	64,238
Goodwill	163,897	9,309	—	173,206

Total separately identified recorded segment assets	$477,860	$43,116	$—	$520,976

Consumer loans outstanding from unaffiliated lenders	$27,040	$—	$—	$27,040

Note: Property and equipment, net on the Condensed Consolidating Balance Sheet includes corporate amounts that are not shown in the tables above.

Note K: Allowance for Losses and Credit Quality of Financing Receivables

We offer a variety of loan products and credit services to customers who do not have cash resources or access to credit to meet their cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our receivables do not have a credit risk profile that can easily be measured by the normal credit quality indicators used by the financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted. For auto title loans, we additionally inspect the automobile, title and reference to market values of used automobiles.

We consider consumer loans made by our wholly owned subsidiaries defaulted if they have not been repaid or renewed by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire installment loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.

Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans.

The Crediamigo acquisition marked our initial entry into unsecured consumer lending in Mexico. Crediamigo considers consumer loans defaulted if the customer is no longer employed, and therefore Crediamigo is no longer entitled to payments via payroll withholdings. Once Crediamigo receives notice that the customer’s employment has been terminated, we charge the loan principal to consumer loan bad debt, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection.

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

The following table presents changes in the allowance for credit losses as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period		Charge-offs	Recoveries	Provision	Allowance Balance at End of Period	Financing Receivable at End of Period
	(In thousands)
Allowance for lossed on unsecured short-term consumer loans:
Three Months Ended March 31, 2012	$1,730		$(4,275)	$2,245	$1,741	$1,441	$12,892
Three Months Ended March 31, 2011	$1,210		$(3,985)	$1,574	$2,311	$1,110	$11,036
Six Months Ended March 31, 2012	$1,727		$(8,954)	$3,703	$4,965	$1,441	$12,892
Six Months Ended March 31, 2011	$750		$(8,245)	$3,070	$5,535	$1,110	$11,036

Allowance for losses on secured short-term consumer loans:
Three Months Ended March 31, 2012	$982		$(4,427)	$3,823	$330	$708	$3,418
Three Months Ended March 31, 2011	$1,316		$(3,437)	$2,857	$74	$810	$2,832
Six Months Ended March 31, 2012	$538		$(7,767)	$6,642	$1,295	$708	$3,418
Six Months Ended March 31, 2011	$1,137		$(6,882)	$5,572	$983	$810	$2,832

Allowance for losses on unsecured long-term consumer loans:
Three Months Ended March 31, 2012	$2,752	*	$(661)	$230	$508	$2,829	$65,405

*	For presentation purposes, the beginning balance includes the Crediamigo allowance amount as of the acquisition date.

The provisions presented in the table above include only principal and excludes items such as non-sufficient funds fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheets. Expected losses on credit services are accrued and reported in “Accounts payable and other accrued expenses” on our balance sheets.

Auto title loans are our only consumer loans made by our wholly owned subsidiaries that remain as recorded investments when in delinquent or nonaccrual status. We consider an auto title loan past due if it has not been repaid or renewed by the maturity date. Based on experience, we establish a reserve on all auto title loans. On auto title loans more than 90 days past due, we reserve the percentage we estimate will not be recoverable through auction and reserve 100% of loans for which we have not yet repossessed the underlying collateral. No fees are accrued on any auto title loans more than 90 days past due.

Consumer loans made by Crediamigo remain on the balance sheet as recorded investments when in delinquent status. We consider a consumer loan past due if it has not been repaid or renewed by the maturity date; however, it is not unusual to have a lag in payments due to the time it takes the government agencies to setup the initial payroll withholding. Only those consumer loans made to customers that are no longer employed are considered in nonaccrual status. Crediamigo establishes a reserve on all consumer loans, based on historical experience. No fees are accrued on any consumer loans made to customers that are no longer employed.

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Total Financing	Recorded Investment > 90 Days &
	1-30	31-60	61-90	>90	Past Due	Receivable	Receivable	Accruing
	(In thousands)
Secured short-term consumer loans
March 31, 2012
Consumer loans	$530	$285	$252	$433	$1,500	$1,918	$3,418	$—
Reserve	$73	$109	$87	$381	$650	$58	$708	$—
Reserve %	14%	38%	35%	88%	43%	3%	21%	—

March 31, 2011
Consumer loans	$324	$272	$368	$493	$1,457	$1,375	$2,832	$—
Reserve	$82	$76	$151	$427	$736	$74	$810	$—
Reserve %	25%	28%	41%	87%	51%	5%	29%	—

September 30, 2011
Consumer loans	$840	$479	$283	$219	$1,821	$1,939	$3,760	$—
Reserve	$117	$114	$67	$172	$470	$68	$538	$—
Reserve %	14%	24%	24%	79%	26%	4%	14%	—

Unsecured long-term consumer loans: *
March 31, 2012
Consumer loans	$8,122	$14,354	$527	$5,516	$28,519	$36,886	$65,405	$5,516
Reserve	$351	$620	$23	$238	$1,232	$1,594	$2,826	$238
Reserve %	4%	4%	4%	4%	4%	4%	4%	4%

*	Unsecured long-term consumer loans amounts are included for periods after the acquisition of Crediamigo.

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

The tables below present our financial assets that are measured at fair value on a recurring basis as of March 31, 2012 and 2011 and September 30, 2011:

	March 31, 2012	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
	(In thousands)
Marketable equity securities	$4,628	$4,628	$—	$—

	March 31, 2011	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
	(In thousands)
Marketable equity securities	$4,674	$4,674	$—	$—

	September 30, 2011	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
	(In thousands)
Marketable equity securities	$5,366	$5,366	$—	$—

We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 fair value measurements in the periods presented.

Note M: Derivative Instruments and Hedging Activities

Our earnings and financial position are affected by changes in gold values. In fiscal year 2012, we began using derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges, and according to FASB ASC 815-20-25, “Derivatives and Hedging – Recognition,” changes in their fair value are recorded directly in earnings. As of March 31, 2012, we had no balance outstanding recorded on our balance sheet.

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for three months and six months ended March 31, 2012 and 2011:

		(Gains) Losses Recognized in Income
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Location of (Gain) or Loss	2012	2011	2012	2011
		(In thousands)
Non-designated derivatives:
Gold Collar	Other (income) expense	$922	$—	$(151)	$—

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

In accordance with Rule 3-10(d) of Regulation S-X, the following presents condensed consolidating financial information as of March 31, 2012 and 2011 and for the current and prior three and six-month periods then ended and as of September 30, 2011 for EZCORP, Inc. (the “Parent”), each of the Parent’s domestic subsidiaries (the “Subsidiary Guarantors”) on a combined basis and each of the Parent’s other subsidiaries (the “Other Subsidiaries”) on a combined basis. Eliminating entries presented are necessary to combine the groups of entities.

Condensed Consolidating Balance Sheets

	March 31, 2012
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$703	$28,899	$17,897	$—	$47,499
Pawn loans, net	—	108,804	13,501	—	122,305
Consumer loans, net	—	11,910	12,088	—	23,998
Pawn service charges receivable, net	—	20,210	2,086	—	22,296
Consumer loan fees receivable, net	—	5,523	19,028	—	24,551
Inventory, net	—	75,872	12,019	—	87,891
Deferred tax asset	12,298	5,478	452	—	18,228
Receivable from affiliates	286,603	83,648	—	(370,251)	—
Federal income tax receivable	1,172	415	804		2,391
Prepaid expenses and other assets	4	29,440	4,999	—	34,443

Total current assets	300,780	370,199	82,874	(370,251)	383,602
Investments in unconsolidated affiliates	70,882	49,174	—	—	120,056
Investments in subsidiaries	94,795	89,576	—	(184,371)	—
Property and equipment, net	—	66,331	28,715	—	95,046
Goodwill	42	213,894	106,756	—	320,692
Intangible assets, net	1,848	16,028	21,028		38,904
Non-current consumer loans, net	—	—	52,740	—	52,740
Other assets, net	—	6,822	11,307	—	18,129

Total assets	$468,347	$812,024	$303,420	$(554,622)	$1,029,169

Liabilities and stockholders’ equity:
Current liabilities:
Current maturitites of long-term debt	$—	$—	$23,258	$—	$23,258
Accounts payable and other accrued expenses	46	50,570	25,250	—	75,866
Customer layaway deposits	—	6,551	642	—	7,193
Intercompany payables	19,791	305,685	44,775	(370,251)	—
Federal income taxes payable	9,745	(5,156)	(4,589)	—	—

Total current liabilities	29,582	357,650	89,336	(370,251)	106,317

Long-term debt, less current maturities	30,000	—	79,096	—	109,096
Deferred tax liability	6,422	1,304	1,781	—	9,507
Deferred gains and other long-term liabilities	—	1,989	12,434	—	14,423

Total liabilities	66,004	360,943	182,647	(370,251)	239,343

Commitments and contingencies

Temporary equity:
Redeemable noncontrolling interest	—	—	34,108	—	34,108

Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	468	12	—	—	480
Class B Voting Common Stock, convertible, par value $.01 per share;	30	—	—	—	30
Additional paid-in capital	234,233	112,661	95,820	(184,371)	258,343
Retained earnings	164,022	339,936	(5,250)	—	498,708
Accumulated other comprehensive income (loss)	3,590	(1,528)	(3,905)	—	(1,843)

EZCORP, Inc. stockholders’ equity	402,343	451,081	86,665	(184,371)	755,718

Total liabilities and stockholders’ equity	$468,347	$812,024	$303,420	$(554,622)	$1,029,169

	March 31, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$57,196	$2,589	$—	$59,785
Pawn loans, net	—	97,375	9,150	—	106,525
Consumer loans, net	—	10,224	1,724	—	11,948
Pawn service charges receivable, net	—	18,620	1,356	—	19,976
Consumer loan fees receivable, net	—	5,869	157	—	6,026
Inventory, net	—	63,169	7,106	—	70,275
Deferred tax asset	18,258	5,060	1	—	23,319
Receivable from affiliates	32,537	(32,537)	—	—	—
Income taxes receivable	4,612	(3,185)	—	—	1,427
Prepaid expenses and other assets	19	16,435	3,591	—	20,045

Total current assets	55,426	238,226	25,674	—	319,326
Investments in unconsolidated affiliates	67,581	44,783	—		112,364
Investments in subsidiaries	76,999	9,145	—	(86,144)	—
Property and equipment, net	—	53,529	16,576	—	70,105
Goodwill	—	136,039	7,365	—	143,404
Intangible assets, net	22	15,032	1,068	—	16,122
Other assets, net	—	6,414	1,158	—	7,572

Total assets	$200,028	$503,168	$51,841	$(86,144)	$668,893

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,000	$—	$—	$—	$10,000
Accounts payable and other accrued expenses	95	40,101	4,558	—	44,754
Customer layaway deposits	—	6,509	335	—	6,844
Intercompany payables	(213,239)	173,476	39,763	—	—
Income taxes payable	8,494	(5,142)	(3,352)	—	—

Total current liabilities	(194,650)	214,944	41,304	—	61,598
Long-term debt, less current maturities	10,000	—	—	—	10,000
Deferred tax liability	(3)	1,184	11	—	1,192
Deferred gains and other long-term liabilities	—	2,313	1	—	2,314

Total liabilities	(184,653)	218,441	41,316	—	75,104
Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	458	11	—	—	469
Class B Voting Common Stock, convertible, par value $.01 per share;	30	(1)	1	—	30
Additional paid-in capital	213,948	88,119	15,340	(86,144)	231,263
Retained earnings	165,493	197,880	(4,170)		359,203
Accumulated other comprehensive income (loss)	4,752	(1,282)	(646)	—	2,824

Total stockholders’ equity	384,681	284,727	10,525	(86,144)	593,789

Total liabilities and stockholders’ equity	$200,028	$503,168	$51,841	$(86,144)	$668,893

	September 30, 2011
	(Unaudited)
	(In thousands)
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$20,860	$3,109	$—	$23,969
Pawn loans, net	—	134,457	10,861	—	145,318
Consumer loans, net	—	12,526	2,085	—	14,611
Pawn service charges receivable, net	—	24,792	1,663	—	26,455
Consumer loan fees receivable, net	—	6,642	133	—	6,775
Inventory, net	—	81,277	9,096	—	90,373
Deferred tax asset	12,728	5,397	—	—	18,125
Receivable from affiliates	66,450	(66,450)	—	—	—
Income taxes receivable	—	—	—	—	—
Prepaid expenses and other assets	29	25,976	4,606	—	30,611

Total current assets	79,207	245,477	31,553	—	356,237
Investments in unconsolidated affiliates	71,958	48,361	—	—	120,319
Investments in subsidiaries	84,303	44,323	—	(128,626)	—
Property and equipment, net	—	59,434	19,064	—	78,498
Deferred tax asset, non-current	—	—	—	—	—
Goodwill	—	163,897	9,309	—	173,206
Intangible assets, net	2,147	15,183	2,460		19,790
Other assets, net	—	7,036	1,362	2	8,400

Total assets	$237,615	$583,711	$63,748	$(128,624)	$756,450

Current liabilities:
Accounts payable and other accrued expenses	$13	$50,871	$6,516	$—	$57,400
Customer layaway deposits	—	5,711	465	—	6,176
Intercompany payables	(199,190)	178,375	20,761	54	—
Income taxes payable	9,552	(5,150)	(3,709)	—	693

Total current liabilities	(189,625)	229,807	24,033	54	64,269
Long-term debt, less current maturities	17,500	—	—	—	17,500
Deferred tax liability	5,940	1,563	828	—	8,331
Deferred gains and other long-term liabilities	—	2,102	—	—	2,102

Total liabilities	(166,185)	233,472	24,861	54	92,202
Commitments and contingencies
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	461	12	—	(2)	471
Class B Voting Common Stock, convertible, par value $.01 per share;	30	(1)	1	—	30
Additional paid-in capital	221,526	98,980	50,568	(128,676)	242,398
Retained earnings	174,860	251,418	(4,183)	—	422,095
Accumulated other comprehensive income (loss)	6,923	(170)	(7,499)	—	(746)

Total stockholders’ equity	403,800	350,239	38,887	(128,678)	664,248

Total liabilities and stockholders’ equity	$237,615	$583,711	$63,748	$(128,624)	$756,450

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2012
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$133,772	$14,400	$—	$148,172
Pawn service charges	—	50,505	5,939	—	56,444
Consumer loan fees	—	40,233	10,086	—	50,319
Other revenues	—	985	358	—	1,343

Total revenues	—	225,495	30,783	—	256,278

Cost of goods sold	—	79,390	8,800	—	88,190
Consumer loan bad debt	—	5,310	1,156	—	6,466

Net revenues	—	140,795	20,827	—	161,622

Operating expenses:
Operations	—	65,259	12,010	—	77,269
Administrative	—	17,133	4,220	—	21,353
Depreciation and amortization	—	4,447	2,812	—	7,259
Loss on sale or disposal of assets	—	2	25	—	27

Total operating expenses	—	86,841	19,067	—	105,908

Operating income	—	53,954	1,760	—	55,714

Interest income	(3,525)	(376)	(119)	3,706	(314)
Interest expense	3,129	1,065	2,072	(3,706)	2,560
Equity in net income of unconsolidated affiliates	(2,142)	(2,435)	—	—	(4,577)
Other	—	803	(1)	—	802

Income before income taxes	2,538	54,897	(192)	—	57,243
Income tax expense	18,815	—	1,055	—	19,870

Net income	(16,277)	54,897	(1,247)	—	37,373
Net income attributable to redeemable noncontrolling interest	—	—	112	—	112

Net income attributable to EZCORP, Inc.	$(16,277)	$54,897	$(1,359)	$—	$37,261

	Three Months Ended March 31, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$116,514	$9,254	$—	$125,768
Pawn service charges	—	43,073	3,696	—	46,769
Consumer loan fees	—	38,498	1,974	—	40,472
Other revenues	17,437	206	39	(17,437)	245

Total revenues	17,437	198,291	14,963	(17,437)	213,254

Cost of goods sold	—	70,196	6,368	—	76,564
Consumer loan bad debt	—	5,098	642	—	5,740

Net revenues	17,437	122,997	7,953	(17,437)	130,950

Operating expenses:
Operations	—	59,016	7,029	—	66,045
Administrative	—	14,515	1,218	—	15,733
Depreciation and amortization	—	3,621	845	—	4,466
(Gain) loss on sale or disposal of assets	—	(283)	105	—	(178)

Total operating expenses	—	76,869	9,197	—	86,066

Operating income	17,437	46,128	(1,244)	(17,437)	44,884

Interest income	(5,023)	(74)	—	5,086	(11)
Interest expense	2,908	2,413	65	(5,086)	300
Equity in net income of unconsolidated affiliates	(2,754)	(1,937)	—	—	(4,691)
Other	—	(1)	5	—	4

Income before income taxes	22,306	45,727	(1,314)	(17,437)	49,282
Income tax expense	17,478	17,444	(41)	(17,437)	17,444

Net income	$4,828	$28,283	$(1,273)	$—	$31,838

	Six Months Ended March 31, 2012
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$262,318	$29,151	$—	$291,469
Pawn service charges	—	104,875	11,361	—	116,236
Consumer loan fees	—	82,650	12,757	—	95,407
Other revenues	20,139	1,835	676	(20,611)	2,039

Total revenues	20,139	451,678	53,945	(20,611)	505,151

Cost of goods sold	—	155,511	16,499	—	172,010
Consumer loan bad debt	—	15,501	1,990	—	17,491

Net revenues	20,139	280,666	35,456	(20,611)	315,650

Operating expenses:
Operations	—	130,268	21,502	—	151,770
Administrative	—	34,821	6,715	(472)	41,064
Depreciation and amortization	—	8,594	3,920	—	12,514
(Gain) loss on sale or disposal of assets	—	(222)	48	—	(174)

Total operating expenses	—	173,461	32,185	(472)	205,174

Operating income	20,139	107,205	3,271	(20,139)	110,476

Interest income	(3,525)	(385)	(157)	3,714	(353)
Interest expense	1,256	3,527	2,081	(3,714)	3,150
Equity in net income of unconsolidated affiliates	(4,478)	(4,260)	—	—	(8,738)
Other	—	(334)	17	—	(317)

Income before income taxes	26,886	108,657	1,330	(20,139)	116,734
Income tax expense	37,724	20,139	2,285	(20,139)	40,009

Net income	(10,838)	88,518	(955)	—	76,725
Net income attributable to redeemable noncontrolling interest	—	—	112	—	112

Net income attributable to EZCORP, Inc.	$(10,838)	$88,518	$(1,067)	$—	$76,613

	Six Months Ended March 31, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$229,867	$18,446	$—	$248,313
Pawn service charges	—	89,509	7,070	—	96,579
Consumer loan fees	—	83,210	3,572	—	86,782
Other revenues	32,537	354	52	(32,537)	406

Total revenues	32,537	402,940	29,140	(32,537)	432,080

Cost of goods sold	—	137,948	12,182	—	150,130
Consumer loan bad debt	—	15,564	1,204	—	16,768

Net revenues	32,537	249,428	15,754	(32,537)	265,182

Operating expenses:
Operations	—	117,276	13,273	—	130,549
Administrative	—	39,718	2,153	—	41,871
Depreciation and amortization	—	7,048	1,597	—	8,645
(Gain) loss on sale or disposal of assets	—	(289)	118	—	(171)

Total operating expenses	—	163,753	17,141	—	180,894

Operating income	32,537	85,675	(1,387)	(32,537)	84,288

Interest income	(5,023)	(137)	—	5,146	(14)
Interest expense	597	5,023	126	(5,146)	600
Equity in net income of unconsolidated affiliates	(4,432)	(3,626)	—	—	(8,058)
Other	—	(61)	4	—	(57)

Income before income taxes	41,395	84,476	(1,517)	(32,537)	91,817
Income tax expense	32,231	32,550	306	(32,537)	32,550

Net income	$9,164	$51,926	$(1,823)	$—	$59,267

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended
	March 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(In thousands)
Net income	$(16,277)	$54,897	$(1,247)	$37,373
Other comprehensive income (loss):
Foreign currency translation adjustments	822	(460)	6,032	6,394
Unrealized holding loss arising during period	—	(179)	—	(179)
Income tax benefit (provision)	(288)	213	—	(75)

Other comprehensive income (loss), net of tax	534	(426)	6,032	6,140

Comprehensive income	$(15,743)	$54,471	$4,785	$43,513

Attributable to redeemable noncontrolling interest:
Net income	—	—	(112)	(112)
Foreign currency translation adjustments	—	—	(496)	(496)

Comprehensive income	—	—	(608)	(608)

Comprehensive income attributable to EZCORP, Inc.	$(15,743)	$54,471	$4,177	$42,905

	Three Months Ended
	March 31, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(In thousands)
Net income	$4,828	$28,283	$(1,273)	$31,838
Other comprehensive income (loss):
Foreign currency translation adjustments	2,387	(662)	1,386	3,111
Unrealized holding loss arising during period	—	(253)	—	(253)
Income tax provision	(835)	148	—	(687)

Other comprehensive income (loss), net of tax	1,552	(767)	1,386	2,171

Comprehensive income	$6,380	$27,516	$113	$34,009

Attributable to redeemable noncontrolling interest:
Net income	—	—	—	—
Foreign currency translation adjustments	—	—	—	—

Comprehensive income	—	—	—	—

Comprehensive income attributable to EZCORP, Inc.	$6,380	$27,516	$113	$34,009

	Six Months Ended
	March 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(In thousands)
Net income	$(10,838)	$88,518	$(955)	$76,725
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,129)	(1,337)	4,092	(2,374)
Unrealized holding loss arising during period	—	(738)	—	(738)
Income tax benefit	1,795	716	—	2,511

Other comprehensive income (loss), net of tax	(3,334)	(1,359)	4,092	(601)

Comprehensive income	$(14,172)	$87,159	$3,137	$76,124

Attributable to redeemable noncontrolling interest:
Net income	—	—	(112)	(112)
Foreign currency translation adjustments	—	—	(496)	(496)

Comprehensive income	—	—	(608)	(608)

Comprehensive income attributable to EZCORP, Inc.	$(14,172)	$87,159	$2,529	$75,516

	Six Months Ended
	March 31, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(In thousands)
Net Income	$9,164	$51,926	$(1,823)	$59,267
Other comprehensive income (loss):
Foreign currency translation adjustments	10,309	673	1,906	12,888
Unrealized holding gains arising during period	—	238	—	238
Income tax provision	(3,608)	(319)	—	(3,927)

Other comprehensive income, net of tax	6,701	592	1,906	9,199

Comprehensive income	$15,865	$52,518	$83	$68,466

Attributable to redeemable noncontrolling interest:
Net income	—	—	—	—
Foreign currency translation adjustments	—	—	—	—

Comprehensive income	—	—	—	—

Comprehensive income attributable to EZCORP, Inc.	$15,865	$52,518	$83	$68,466

Condensed Consolidating Statement of Cash Flows

	Six Months Ended March 31, 2012
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
Operating Activities:
Net income (loss)	$(10,838)	$88,518	$(955)	$76,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	8,594	3,920	12,514
Consumer loan loss provisions	—	4,771	1,990	6,761
Deferred income taxes	912	(233)	(751)	(72)
Net (gain) loss on sale or disposal of assets	—	(222)	48	(174)
Stock compensation	—	3,238	—	3,238
Income from investments in unconsolidated affiliates	(4,478)	(4,260)	—	(8,738)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	6,704	(153)	6,551
Inventory, net	—	2,056	(610)	1,446
Prepaid expenses, other current assets, and other assets, net	282	(3,717)	154	(3,281)
Accounts payable and accrued expenses	(439)	(68,272)	67,890	(821)
Customer layaway deposits	—	62	144	206
Deferred gains and other long-term liabilities	—	(282)	(569)	(851)
Excess tax benefit from stock compensation	(1,521)	—	—	(1,521)
Income taxes receivable/payable	979	(2,379)	1,125	(275)

Net cash provided by (used in) operating activities	$(15,103)	$34,578	$72,233	$91,708

Investing Activities:
Loans made	—	(293,161)	(67,193)	(360,354)
Loans repaid	—	212,065	48,224	260,289
Recovery of pawn loan principal through sale of forfeited collateral	—	117,114	12,404	129,518
Additions to property and equipment	—	(13,749)	(8,497)	(22,246)
Acquisitions, net of cash acquired	—	(51,374)	(31,786)	(83,160)
Dividends from unconsolidated affiliates	2,222	2,566	—	4,788

Net cash provided by (used in) investing activities	$2,222	$(26,539)	$(46,848)	$(71,165)

Financing Activities:
Proceeds from exercise of stock options	634	—	—	634
Excess tax benefit from stock compensation	1,521	—	—	1,521
Taxes paid related to net share settlement of equity awards	(1,071)	—	—	(1,071)
Proceeds from revolving line of credit	321,500	—	117	321,617
Payments on revolving line of credit	(309,000)	—	(9,227)	(318,227)
Payments on bank borrowings	—	—	(1,056)	(1,056)

Net cash provided by (used in) financing activities	$13,584	$—	$(10,166)	$3,418

Effect of exchange rate changes on cash and cash equivalents	—	—	(431)	(431)

Net increase in cash and cash equivalents	703	8,039	14,788	23,530
Cash and cash equivalents at beginning of period	—	20,860	3,109	23,969

Cash and cash equivalents at end of period	$703	$28,899	$17,897	$47,499

	Six Months Ended March 31, 2011
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
Operating Activities:
Net income	$9,164	$51,926	$(1,823)	59,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	7,048	1,597	8,645
Consumer loan loss provisions	—	5,693	1,204	6,897
Deferred income taxes	983	—	—	983
Net (gain) loss on sale or disposal of assets	—	(289)	118	(171)
Stock compensation	—	10,028	—	10,028
Income from investments in unconsolidated affiliates	(4,432)	(3,626)	—	(8,058)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	3,956	(314)	3,642
Inventory, net	—	1,291	(431)	860
Prepaid expenses, other current assets, and other assets, net	182	(1,739)	(1,091)	(2,648)
Accounts payable and accrued expenses	8,190	(24,261)	10,989	(5,082)
Customer layaway deposits	—	473	155	628
Deferred gains and other long-term liabilities	—	(153)	41	(112)
Excess tax benefit from stock compensation	(3,072)	—	—	(3,072)
Income taxes receivable/payable	(3,694)	2,807	(1,034)	(1,921)

Net cash provided by operating activities	$7,321	$53,154	$9,411	$69,886

Investing Activities:
Loans made	—	(250,574)	(41,951)	(292,525)
Loans repaid	—	176,168	27,490	203,658
Recovery of pawn loan principal through sale of forfeited collateral	—	94,788	9,522	104,310
Additions to property and equipment	—	(11,143)	(3,986)	(15,129)
Acquisitions, net of cash acquired	—	(31,461)	—	(31,461)
Dividends from unconsolidated affiliates	1,811	2,407	—	4,218

Net cash provided by (used in) investing activities	$1,811	$(19,815)	$(8,925)	$(26,929)

Financing Activities:
Proceeds from exercise of stock options	205	—	—	205
Excess tax benefit from stock compensation	3,072	—	—	3,072
Taxes paid related to net share settlement of equity awards	(7,409)	—	—	(7,409)
Proceeds on revolving line of credit	11,500	—	—	11,500
Payments on revolving line of credit	(16,500)	(5)	—	(16,505)

Net cash provided by (used in) financing activities	$(9,132)	$(5)	$—	$(9,137)

Effect of exchange rate changes on cash and cash equivalents	—	—	111	111

Net (decrease) increase in cash and cash equivalents	—	33,334	597	33,931
Cash and cash equivalents at beginning of period	—	23,862	1,992	25,854

Cash and cash equivalents at end of period	$—	$57,196	$2,589	$59,785

Note O. Supplemental Consolidated Financial Information

Supplemental Consolidated Statements of Financial Position Information:

The following table provides information on amounts included in pawn service charges receivable, net, consumer loan fees, net, inventories, net and property and equipment, net:

	XXXXXX	XXXXXX	XXXXXX
	March 31,		September 30,
	2012	2011	2011
	(In thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$30,534	$27,151	$37,175
Allowance for uncollectible pawn service charges receivable	(8,238)	(7,175)	(10,720)

Pawn service charges receivable, net	$22,296	$19,976	$26,455

Consumer loan fees receivable:
Gross consumer loan fees receivable	$28,376	$6,369	$7,346
Allowance for uncollectible consumer loan fees receivable	(3,825)	(343)	(571)

Consumer loan fees receivable, net	$24,551	$6,026	$6,775

Inventory:
Inventory, gross	$94,027	$77,297	$99,854
Inventory reserves	(6,136)	(7,022)	(9,481)

Inventory, net	$87,891	$70,275	$90,373

Property and Equipment:
Property and Equipment, gross	$234,840	$191,492	$207,392
Accumulated Depreciation	(139,794)	(121,387)	(128,894)

Property and Equipment, net	$95,046	$70,105	$78,498

Other Supplemental Information:

	XXXXXX	XXXXXX	XXXXXX
	March 31,		September 30,
	2012	2011	2011
	(In thousands)
Consumer loans:
Expected LOC losses	$1,402	$947	$1,795
Maximum exposure for LOC losses	$21,727	$26,509	$30,268

Note P. Subsequent Events

On April 13, 2012, we completed the acquisition of nine pawn stores in the Minneapolis metropolitan area for total consideration of approximately $11.4 million paid in cash. This acquisition represents or initial entry into the state of Minnesota and we now operate pawn shops in 19 states in the United States.

On April 14, 2012, we acquired a 72% ownership interest in Ariste Holding Limited which provides online loans in the U.K. under the name “Cash Genie.” The transaction includes the acquisition of 72% of Twyford Developments Limited, a consumer debt collection company. Under the terms of the definitive agreement, we paid $16.9 million in cash and issued 207,000 shares of stock, valued at $5.5 million to the existing shareholders.

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

Critical Accounting Policies

With the exception of the derivative instruments and hedging activities and consumer loan policies as described in the section below, there have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2011.

Consumer Loans

We provide a variety of short-term consumer loans including payday loans, installment loans and auto title loans, and in Texas only, fee-based credit services to customers seeking loans. In Mexico, Crediamigo enters into agreements with employers that permit it to market long-term consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Crediamigo. With the exception of the incorporation of Crediamigo, there have been no changes to our consumer loans revenue recognition, allowance for losses and bad debt expense policies.

Revenue Recognition

We recognize consumer loan fees related to loans we directly originate in accordance with state and provincial laws on the percentage of consumer loans made that we believe to be collectible. We earn credit service fees when we assist customers in obtaining consumer loans from unaffiliated lenders, and we recognize the fee revenue ratably over the life of the related loans. We reserve the percentage of interest and credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection.

Bad Debt Expense

We consider a consumer loan defaulted if it has not been repaid or renewed, when applicable, by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire installment loan is considered defaulted. We charge loan principal of loans we directly originate to consumer loan bad debt. In Texas, we issue letters of credit to enhance the creditworthiness of our customers, which assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient fund fees. We charge amounts paid under letters of credit to consumer loan bad debt. In Mexico, we consider consumer loans defaulted if the customer is no longer employed and therefore Crediamigo is no longer entitled to receive payments via payroll withholdings. Once Crediamigo receives notice that the customer’s employment has been terminated, we charge the loan principal to consumer loan bad debt, leaving only active loans in the reported balance. We record recoveries of defaulted loans as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery, and record the proceeds from such sales as a reduction of bad debt at the time of the sale.

Allowance for Losses

We provide an allowance for losses on consumer loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations, and if applicable, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles. The allowance for losses we expect to incur under letters of credit includes all amounts we expect to pay to the lenders upon loan default, including loan principal, accrued interest and insufficient funds fees. We charge any changes in the principal valuation allowance to consumer loan bad debt. We record changes in the fee receivable valuation allowance to consumer loan fee revenue.

Derivative Instruments and Hedging Activities

We record all derivative instruments according to Financial Accounting Standards Board (“FASB”) ASC 815-20-25, “Derivatives and Hedging – Recognition.” Accounting for changes in the fair value of derivatives is determined by the intended use of the derivative, whether it is designated as a hedge and whether the hedging relationship is effective in achieving offsetting changes for the risk being hedged. Derivatives designated to hedge the changes in the fair value of an asset, liability, or firm commitment due to an identified risk in the hedged item, such as interest rate risk or foreign currency exchange rate risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

We acquire significant amounts of gold either through purchases or from forfeited pawn loan collateral and sell it to refiners. In our first fiscal quarter of 2012, we began using derivate financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. From time to time, we purchase put options related to the future market price of gold, and simultaneously, we sell a call option for the same future period for a premium to offset the cost of the put. The combined put and call options, or collar, has the effect of providing us protection from the future downward gold price movement but also limits the extent we can participate in future upward price movement. These collars are not designated as hedges as they do not meet the hedge accounting requirements FASB ASC 851-20-25. The fair value of the derivative instruments is recognized in “Prepaid expenses and other assets” in the consolidated balance sheets and changes in fair value are recognized in “Other” in our consolidated statements of operations.

Reclassifications

Previously, we reported segment information based primarily on product offerings. Beginning with the second quarter of fiscal 2012, we redefined our reportable operating segments based on geography as our company is increasingly being organized and managed along geographic lines, with product offerings and channels based on local custom and regulation. For this reason, we concluded that segment reporting based on geography more closely aligns with our management organization and strategic direction. In connection with the new segment structure, we have changed the accountability for, and reporting of, certain costs including administrative, depreciation and amortization. When practical, these costs are allocated to segments. Interest is also allocated to operating segments when debt is incurred at the local country level and is non-recourse to EZCORP. Expenses that cannot be allocated are included as corporate expenses.

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

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

The following table presents selected, unaudited, consolidated financial data for our three-month periods ended March 31, 2012 and 2011 (the “current quarter” and “prior quarter," respectively):

	Three Months Ended March 31,		Percentage Change
	2012	2011
	(In thousands)
Revenues:
Sales	$148,172	$125,768	17.8%
Pawn service charges	56,444	46,769	20.7%
Consumer loan fees	50,319	40,472	24.3%
Other	1,343	245	448.2%

Total revenues	256,278	213,254	20.2%
Cost of goods sold	88,190	76,564	15.2%
Consumer loan bad debt	6,466	5,740	12.6%

Net revenues	$161,622	$130,950	23.4%

Net income attributable to EZCORP, Inc.	$37,261	$31,838	17.0%

Six Months Ended March 31, 2012 vs. Six Months Ended March 31, 2011

The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2012 and 2011 (the “current six-month period” and “prior six-month period,” respectively ):

	Six Months Ended March, 31		Percentage Change
	2012	2011
	(In thousands)
Revenues:
Sales	$291,469	$248,313	17.4%
Pawn service charges	116,236	96,579	20.4%
Consumer loan fees	95,407	86,782	9.9%
Other	2,039	406	402.2%

Total revenues	505,151	432,080	16.9%
Cost of goods sold	172,010	150,130	14.6%
Consumer loan bad debt	17,491	16,768	4.3%

Net revenues	$315,650	$265,182	19.0%

Net income attributable to EZCORP, Inc.	$76,613	$59,267	29.3%

Overview

We are a leading provider of instant cash solutions. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including payday loans, installment loans and auto title loans, and in Texas only, fee-based credit services to customers seeking loans. The acquisition of a 60% interest in Crediamigo marks our initial entry into the unsecured lending market in Mexico. Crediamigo has approximately 170 payroll withholding agreements with Mexican employers, primarily government and state agencies, and it provides long-term consumer loans to the agencies’ employees.

At March 31, 2012, we operated a total of 1,220 locations, consisting of 455 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn) and seven retail stores (operating as Cash Converters), 205 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 441 U.S. financial services stores (operating primarily as EZMONEY), 32 financial services stores in Canada (operating as CASHMAX ), 35 financial and retail services stores in Canada (operating as Cash Converters) and 45 Crediamigo locations in Mexico. In addition, we are the franchisor for 12 franchised Cash Converters stores in Canada. We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 150 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 600 locations that buy and sell second-hand merchandise and offer financial services.

Our business consists of three reportable segments: The U.S. & Canada segment, which includes all business activities in the United States and Canada; Latin America, which includes our Empeño Fácil Pawn operations and Crediamigo financial services operations in Mexico; and Other International segment, which currently includes our consumer loans online business in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International)

The following tables present stores by segment:

	Three Months Ended March 31, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	950	192	—	1,142	12
De novo	8	13	—	21	—
Acquired	15	45	—	60	—
Sold, combined, or closed	(3)	—	—	(3)	—

End of period	970	250	—	1,220	12

	Six Months Ended March 31, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	8	27	—	35	—
Acquired	40	45	—	85	—
Sold, combined, or closed	(11)	—	—	(11)	(1)

End of period	970	250	—	1,220	12

	Three Months Ended March 31, 2011
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	900	132	—	1,032	—
De novo	7	15	—	22	—
Acquired	5	—	—	5	—
Sold, combined, or closed	(2)	—	—	(2)	—

End of period	910	147	—	1,057	—

	Six Months Ended March 31, 2011
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	891	115	—	1,006	—
De novo	15	32	—	47	—
Acquired	9	—	—	9	—
Sold, combined, or closed	(5)	—	—	(5)	—

End of period	910	147	—	1,057	—

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

We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At March 31, 2012, our total allowance was 6.5% of gross inventory compared to 9.1% at March 31, 2011 and 9.5% at September 30, 2011. Changes in the valuation allowance are charged to merchandise cost of goods sold.

Consumer Loan Activities

At March 31, 2012, 288 of our U.S. financial services stores and 25 of our U.S. pawn stores in Texas offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain two types of signature loans from the unaffiliated lenders. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $510. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 22% of the loan amount for our credit services offered in connection with payday loans. In the financial services stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. There are two types of installment loans offered in connection with our credit services. All installment loans typically carry terms of about five months with ten equal installment payments, including principal amortization, due on customers’ paydays. Traditional installment loan principal amounts range from $1,525 to $3,000, but average about $2,085, and with each semi-monthly or bi-weekly installment payment, we earn a fee of 11% of the initial loan amount. Low dollar installment loan principal amounts range from $100 to $1,500, but average about $650. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13-14% of the initial loan amount. At March 31, 2012, payday loans comprised 91% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 9%.

Outside of Texas, we earn loan fee revenue on our consumer loans. In 15 U.S. pawn stores, 79 U.S. financial services stores and 66 Canadian financial services stores we offer payday loans subject to state or provincial law. The average payday loan amount is approximately $440 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount. In 115 of our U.S. financial services stores and three U.S. pawn stores, we offer installment loans subject to state law. These installment loans carry a term of four to seven months, with a series of equal installment payments including principal amortization, due monthly, semi-monthly or on the customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. We began offering installment loans rather than payday loans in Colorado in August 2010, in Wisconsin in January 2011 and in Missouri in June 2011. Installment loan principal amounts range from $100 to $3,000, but average approximately $550.

At March 31, 2012, 397 of our U.S. financial services stores and 44 of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $830. We earn a fee of 12.5% to 25% of auto title loan amounts.

In Mexico, Crediamigo offers installment consumer loans with typical annual yields of around 85% and collects interest and principal through payroll deductions. The average loan is approximately $1,200 with a term of 27 months.

Acquisitions

In the current quarter, we acquired 15 financial services stores located in the states of Hawaii and Texas for total consideration of $3.0 million in cash and the issuance of approximately 388,000 shares of EZCORP, Inc. stock valued at approximately $10.5 million. We also acquired a 60% interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City, with 45 locations throughout the country for approximately $60.1 million. In the prior year quarter, we acquired five pawn stores located in Central and South Florida for approximately $17.8 million in cash. The results of all acquired stores have been consolidated with our results since their acquisition.

Other

Included in the results for the six-month period ended March 31, 2011 is a pre-tax administrative expense charge of $10.9 million related to the October 2010 retirement of our former Chief Executive Officer, including $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. The prior year quarter income tax expense reflects a $3.8 million tax benefit related to this charge.

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

The following discussion compares our results of operations for the quarter ended March 31, 2012 to the quarter ended March 31, 2011. It should be read with the accompanying unaudited financial statements and related notes.

In the current quarter, consolidated total revenues increased 20%, or $43.0 million, to $256.3 million, compared to the prior year quarter. Same store total revenues increased $9.1 million, or 4%, and new and acquired stores contributed $33.9 million. In the current quarter, segment contribution increased $9.9 million due to the $8.7 million and $1.4 million increases in contribution from the U.S. & Canada and Latin America segments, partially offset by a $0.2 million decrease in contribution from the Other International segment. After a $1.4 million increase in administrative expenses, $0.4 million increase in depreciation and amortization, a $0.2 million increase in interest, and the $0.1 million in net income attributable to the noncontrolling interest, net income attributable to EZCORP, Inc. increased 17% to $37.3 million.

U.S. & Canada

The following table presents selected financial data for the U.S. & Canada segment:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Merchandise sales	$85,498	$72,420
Jewelry scrapping sales	49,414	44,351
Pawn service charges	50,505	43,073
Consumer loan fees	42,806	40,472
Other revenues	1,219	220

Total revenues	229,442	200,536
Merchandise cost of goods sold	50,499	41,484
Jewelry scrapping cost of goods sold	29,537	28,848
Consumer loan bad debt	5,878	5,740

Net revenues	143,528	124,464
Operations expense:
Store operations	68,890	61,196
Administrative	5,424	4,407
Depreciation and amortization	3,524	2,885
(Gain) loss on sale or disposal of assets	25	(178)
Other	791	3

Segment contribution	$64,874	$56,151

Other data:
Gross margin on merchandise sales	40.9%	42.7%
Gross margin on jewelry scrapping sales	40.2%	35.0%
Gross margin on total sales	40.7%	39.8%
Average pawn loan balance per pawn store at period end	$236	$242
Average yield on pawn loan portfolio (a)	163%	163%
Pawn loan redemption rate	83%	83%
Consumer loan bad debt as a percentage of consumer loan fees	14%	14%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues increased $28.9 million, or 14%, from the prior year quarter to $229.4 million. Same store total revenues increased $8.0 million, or 4%, and new and acquired stores net of closed stores contributed $20.9 million. In the current quarter, we acquired 15 financial services stores in the U.S. for $12.9 million. As part of this acquisition, we began operations in the state of Hawaii, bringing the total number of states in which we operate to 23 at March 31, 2012.

Our current quarter pawn service charge revenue increased 17%, or $7.4 million, from the prior year quarter to $50.5 million. Same store pawn service charges increased $3.8 million, or 9%, with new and acquired stores net of closed stores contributing $3.6 million. The same store improvement was due to a 6% increase in average same store pawn loan balance.

The current quarter merchandise sales gross profit increased $4.1 million, or 13%, from the prior year quarter to $35.0 million. This was due to $11.1 million in sales from new and acquired stores net of closed stores, a 3%, or $2.0 million increase in same store sales, partially offset by a 1.8 percentage point decrease in gross margins. The decrease in gross margins is due to a shift in sales mix from jewelry sales to general merchandise. On a same store basis, general merchandise sales were up 11% while jewelry sales were down 14%.

Gross profit on jewelry scrapping sales increased $4.4 million, or 28%, from the prior year quarter to $19.9 million. Jewelry scrapping revenues increased $5.1 million, or 11%, due to a 21% increase in proceeds realized per gram of gold jewelry scrapped partially offset by a 15% decrease in gold volume. Same store jewelry scrapping sales remained relatively constant at $44.8 million and new and acquired stores contributed $4.6 million. Jewelry scrapping sales include the sale of approximately $4.0 million of loose diamonds removed from scrap jewelry in the current quarter and $0.7 million in the prior year quarter. Scrap cost of goods increased $0.7 million, or 2% as a result of the higher average cost per gram of jewelry scrapped, partially offset by the decrease in volume.

Declining volume in both gold purchases and forfeited collateral from pawn loans resulted in the decline in gold scrapping volume in the quarter, continuing a trend that started in the third quarter of fiscal 2011. Within our US Pawn business, customers are increasingly using general merchandise rather than gold jewelry to satisfy their immediate cash needs. An increase in general merchandise forfeited collateral has the effect of slowing inventory turns and placing downward pressure on margins because, unlike gold jewelry, it cannot be cycled quickly through scrapping.

The current quarter’s consumer loan fees increased 6%, or $2.3 million. Same store consumer loan fees increased $1.2 million, or 3%, with new and acquired stores net of closed stores contributing $1.1 million. Consumer loan bad debt as a percentage of fees remained flat at 14%.

Total operations expense increased to $78.7 million (34% of revenues) in the current quarter from $68.3 million (34% of revenues). The dollar increase was due to a 13%, or $7.7 million, increase in store operations expenses due to higher operating costs resulting from new and acquired stores, a 23%, or $1.0 million increase in administrative expenses from the prior year quarter to $5.4 million mainly due to increased labor, benefits and additional investments made in infrastructure to support our growth, a 22%, or $0.6 million increase in depreciation and amortization from the prior year quarter to $3.5 million, mainly due to assets placed in service at new and acquired stores, a $0.9 million loss on the gold collar and other minor items.

In the current quarter, the $8.4 million increase in total sales gross profit, the $7.4 million increase in pawn service charges, the $2.2 million higher consumer loan contribution, a $1.0 million increase in other revenues and the $10.3 million higher operations expense, resulted in an $8.7 million overall increase in contribution from the U.S. & Canada segment. Contribution margin for the current quarter remained flat at 28%.

Latin America

The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Merchandise sales	$9,499	$5,353
Jewelry scrapping sales	3,761	3,644
Pawn service charges	5,939	3,696
Consumer loan fees	7,383	—
Other revenues	124	25

Total revenues	26,706	12,718
Merchandise cost of goods sold	5,381	3,155
Jewelry scrapping cost of goods sold	2,773	3,077
Consumer loan bad debt	508	—

Net revenues	18,044	6,486
Operations expense:
Store operations	8,211	4,849
Administrative	4,334	1,079
Depreciation and amortization	2,397	678
Loss on sale or disposal of assets	2	—
Interest, net	1,769	1
Other	11	1

Segment contribution	$1,320	$(122)

Other data:
Gross margin on merchandise sales	43.4%	41.1%
Gross margin on jewelry scrapping sales	26.3%	15.6%
Gross margin on total sales	38.5%	30.7%
Average pawn loan balance per pawn store at period end	$66	$62
Average yield on pawn loan portfolio (a)	203%	186%
Pawn loan redemption rate	77%	73%
Consumer loan bad debt as a percentage of consumer loan fees	7%	N/A

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 13.0:1, 8% weaker than the prior year quarter’s rate of 12.1:1. Total revenues increased 110% in U.S. dollars and 120% in peso terms. Operating expenses increased 153% in U.S. dollars and 172% increase in peso terms. In the current quarter, we opened 13 de novo stores and on January 30, 2012, we acquired 60% interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City, with 45 locations throughout Mexico for approximately $60.1 million. Crediamigo was included in our results for two months of the current quarter.

The Latin America segment total revenues increased $14.0 million, or 110%, in the current quarter to $26.7 million. Same store total revenues increased $1.2 million, or 9%, and new and acquired stores contributed $12.8 million. The overall increase in total revenues was mostly due to a $4.3 million increase in merchandise and jewelry scrapping sales, a $2.2 million increase in pawn service charges and the inclusion of $7.4 million Crediamigo consumer loan fees.

Latin America’s pawn service charge revenues increased $2.2 million, or 61%, in the current quarter to $5.9 million. Same store pawn service charges increased approximately $0.7 million, or 20%, and new and acquired stores contributed $1.5 million. The increase was due to a 47% increase in the average pawn loan balance during the current quarter coupled with a 17 percentage point increase in the pawn yield. The yield increased primarily due to a 4 percentage point increase in the loan redemption rate as we continued to focus on loan values.

Merchandise gross profit increased $1.9 million, or 87%, from the prior year quarter to $4.1 million. The increase was due to a $1.2 million, or 23%, same store sales increase and $2.9 million in sales from new and acquired stores coupled with a 2.3 percentage point increase in gross margins to 43.4%.

Gross profit on jewelry scrapping sales increased $0.4 million, or 74%, from the prior year quarter to $1.0 million. Jewelry scrapping revenues stayed relatively constant at $3.7 million, as the 19% decrease in gold volume was mostly offset by a 23% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $0.8 million, or 23%, and new and acquired stores contributed $0.9 million. Scrap cost of goods decreased $0.3 million or 10%.

The Crediamigo acquisition marks our initial entry into the non-secured loan business in Mexico. In the current quarter, bad debt as a percentage of consumer loan fees was 7%.

Total operations expense increased to $16.7 million (63% of revenues) in the current quarter from $6.6 million (63% of revenues). The dollar increase was due to a 69%, or $3.4 million, increase in store operations expenses due to higher operating costs resulting from the addition of 58 Empeño Fácil stores since the prior year quarter and $1.3 million related to Crediamigo commissions, a $3.3 million increase in administrative expenses from the prior year quarter to $4.3 million mainly due to Crediamigo administrative expenses and other acquisition costs, a $1.7 million increase in depreciation and amortization from the prior year quarter to $2.4 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets, and $1.8 million of interest expense related to Crediamigo’s debt.

In the current quarter, the $11.5 million greater net revenues were mostly offset by the $10.1 million higher operations expense, resulting in a $1.4 million increase in contribution for the Latin America segment. Contribution margin increased 6.0 percentage points to 5% from the prior quarter.

Other International

The following table presents selected financial data for the Other International segment:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Consumer loan fees	$130	$—

Total revenues	130	—
Consumer loan bad debt	80	—

Net revenues	50	—
Operations expense:

Store operations	168	—
Administrative	2	27
Depreciation and amortization	14	—
Equity in net income of unconsolidated affiliates	(4,577)	(4,691)

Segment contribution	$4,443	$4,664

Other data:
Consumer loan bad debt as a percent of consumer loan fees	62%	N/A

In the first quarter of 2012, we began offering consumer loans online in the U.K. In the current quarter, consumer loan fees were $0.1 million with bad debt as a percentage of fees at 62%.

Our equity in the net income of unconsolidated affiliates decreased 2% from the prior year quarter to $4.6 million, reflecting a relatively strong first half from Albemarle & Bond offset by a slightly weaker first half from Cash Converters International due to a series of one-time costs.

In the current quarter, operations expenses were $0.2 million, mainly due to fees paid for the generation of online leads.

Other Items

The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Segment contribution	$70,637	$60,693
Administrative expenses	11,593	10,220
Depreciation and amortization	1,324	903
Interest, net	477	288

Consolidated income before income taxes	57,243	49,282
Income tax expense	19,870	17,444

Net income	37,373	31,838
Net income attributable to noncontrolling interest	112	—

Net income attributable to EZCORP, Inc.	$37,261	$31,838

Corporate expenses increased $2.0 million, or 17%, to $13.4 million as a result of a 66% increase in interest expense due to greater utilization of our revolver and a 13% increase in administrative expenses primarily due to higher professional fees.

Consolidated income before taxes increased $8.0 million, or 16%, to $57.2 million due to an $8.7 million and $1.4 million increase in contribution from the U.S. & Canada and Latin America segments, partially offset by a small decrease in contribution from the Other International segment and a $2.0 million increase in corporate expenses. After a $2.4 million, or 14%, increase in income taxes and a $0.1 million of net income attributable to the noncontrolling interest, net income attributable to EZCORP, Inc. increased $5.4 million, or 17%, to $37.3 million.

Six Months Ended March 31, 2012 vs. Six Months Ended March 31, 2011

The following discussion compares our results of operations for the six-month period ended March 31, 2012 to the six-month period ended March 31, 2011. It should be read with the accompanying unaudited financial statements and related notes.

In the current six-month period, consolidated total revenues increased 17%, or $73.1 million, to $505.2 million, compared to the prior six-month period. Same store total revenues increased $12.6 million, or 3%, and new and acquired stores contributed $60.5 million. Net income attributable to EZCORP, Inc. increased 29% to $76.6 million.

U.S. & Canada

The following table presents selected financial data for the U.S. & Canada segment:

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Merchandise sales	$162,050	$138,725
Jewelry scrapping sales	102,280	91,554
Pawn service charges	104,875	89,509
Consumer loan fees	87,818	86,782
Other revenues	1,795	378

Total revenues	458,818	406,948
Merchandise cost of goods sold	93,950	79,681
Jewelry scrapping cost of goods sold	62,687	58,465
Consumer loan bad debt	16,768	16,768

Net revenues	285,413	252,034
Operations expense:
Store operations	137,215	121,422
Administrative	11,871	9,810
Depreciation and amortization	6,771	5,602
Gain on sale or disposal of assets	(175)	(172)
Interest, net	4	—
Other	(269)	3

Segment contribution	$129,996	$115,369

Other data:
Gross margin on merchandise sales	42.0%	42.6%
Gross margin on jewelry scrapping sales	38.7%	36.1%
Gross margin on total sales	40.7%	40.0%
Average pawn loan balance per pawn store at period end	$236	$242
Average yield on pawn loan portfolio (a)	162%	163%
Pawn loan redemption rate	82%	82%
Consumer loan bad debt as a percentage of consumer loan fees	19%	19%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues increased $51.9 million, or 13%, from the prior six-month period to $458.8 million. Same store total revenues increased $9.6 million, or 2%, and new and acquired stores net of closed stores contributed $42.3 million. In the current six-month period, we acquired 17 pawn stores and seven retail stores in the U.S. and 15 financial services stores in the U.S. and one retail store in Canada for $62.2 million. As part of these acquisitions, we began operations in the states of Pennsylvania, Virginia and Hawaii, bringing the total number of states in which we operate at March 31, 2012 to 23.

Our current six-month period pawn service charge revenue increased 17%, or $15.4 million, from the prior six-month period to $104.9 million. Same store pawn service charges increased $7.1 million, or 8%, with new and acquired stores net of closed stores contributing $8.3 million. The same store improvement was due to an 8% increase in average same store pawn loan balance.

The current six-month period merchandise sales gross profit increased $9.1 million, or 15%, from the prior six-month period to $68.1 million. This was due to $21.9 million in sales from new and acquired stores net of closed stores, a 1%, or $1.4 million increase in same store sales, partially offset by a 0.6 percentage point decrease in gross margins. The decrease in gross margins is primarily due to a shift in sales mix from jewelry sales to general merchandise. On a same store basis, general merchandise sales were up 7% while jewelry sales were down 14%.

Gross profit on jewelry scrapping sales increased $6.5 million, or 20%, from the prior six-month period to $39.6 million. Jewelry scrapping revenues increased $10.7 million, or 12%, due to a 19% increase in proceeds realized per gram of gold jewelry scrapped partially offset by an 11% decrease in gold volume. Same store jewelry scrapping sales remained relatively constant at $91.9 million and new and acquired stores contributed $10.4 million. Jewelry scrapping sales include the sale of approximately $5.6 million of loose diamonds removed from scrap jewelry in the current period and $1.4 million in the prior year period. Scrap cost of goods increased $4.2 million, or 7% as a result of the higher average cost per gram of jewelry scrapped, partially offset by the decrease in volume.

The current six-month period’s consumer loan fees increased 1%, or $1.0 million. Same store consumer loan fees remained relatively flat, with new and acquired stores net of closed stores contributing $1.3 million. Consumer loan bad debt as a percentage of fees remained flat at 19%.

Total operations expense increased to $155.4 million (34% of revenues) in the current six-month period from $136.7 million (34% of revenues) in the prior six-month period. The dollar increase was due to a 13%, or $15.8 million, increase in store operations expenses due to higher operating costs resulting from new and acquired stores, a 21%, or $2.1 million increase in administrative expenses from the prior year period to $11.9 million mainly due to increased labor, benefits and additional investments made in infrastructure to support our growth, a 21%, or $1.2 million increase in depreciation and amortization from the prior year period to $6.8 million, mainly due to assets placed in service at new and acquired stores, and a $0.2 million gain on the gold collar and other minor items.

In the current six-month period, the $15.6 million increase in total sales gross profit, the $15.4 million increase in pawn service charges, the $1.0 million higher consumer loan contribution, a $1.4 million increase in other revenues and the $18.8 million higher operations expense, resulted in an $14.6 million overall increase in contribution from the U.S. & Canada segment. Contribution margin remained constant at 28%.

Latin America

The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Merchandise sales	$19,841	$10,928
Jewelry scrapping sales	7,298	7,106
Pawn service charges	11,361	7,070
Consumer loan fees	7,383	—
Other revenues	244	28

Total revenues	46,127	25,132
Merchandise cost of goods sold	10,326	6,269
Jewelry scrapping cost of goods sold	5,047	5,715
Consumer loan bad debt	508	—

Net revenues	30,246	13,148
Operations expense:
Store operations	14,209	9,127
Administrative	5,629	2,016
Depreciation and amortization	3,174	1,281
Loss on sale or disposal of assets	1	1
Interest, net	1,733	2
Other	16	1

Segment contribution	$5,484	$720

Other data:
Gross margin on merchandise sales	48.0%	42.6%
Gross margin on jewelry scrapping sales	30.8%	19.6%
Gross margin on total sales	43.4%	33.5%
Average pawn loan balance per pawn store at period end	$66	$62
Average yield on pawn loan portfolio (a)	198%	182%
Pawn loan redemption rate	77%	73%
Consumer loan bad debt as a percentage of consumer loan fees	7%	N/A

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 13.3 to 1, 10% weaker than the prior year’s rate of 12.1 to 1. Total revenues increased 84% in U.S. dollars and 96% in peso terms. Operating expenses increased 99% in U.S. dollars and 119% increase in peso terms. In the current six-month period, we opened 27 de novo stores and on January 30, 2012 acquired 60% interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City, with 45 locations throughout the country for approximately $60.1 million. Crediamigo was included in our results for two months of the six-month period.

The Latin America segment total revenues increased $21.0 million, or 84%, in the current six-month period to $46.1 million. Same store total revenues increased $3.0 million, or 12%, and new and acquired stores contributed $18.0 million. The overall increase in total revenues was mostly due to a $9.1 million increase in merchandise and jewelry scrapping sales, a $4.3 million increase in pawn service charges and the $7.4 million Crediamigo consumer loan fees.

Latin America’s pawn service charge revenues increased $4.3 million, or 61%, in the current six-month period to $11.4 million. Same store pawn service charges increased approximately $1.4 million, or 20%, and new and acquired stores contributed $2.9 million. The increase was due to a 48% increase in the average pawn loan balance during the period coupled with a 16 percentage point increase in the pawn yield. The yield increased primarily due to a 4 percentage point increase in the loan redemption rate as we continued to focus on loan values.

Merchandise gross profit increased $4.9 million, or 104%, from the prior year period to $9.5 million. The increase was due to a $3.0 million, or 28%, same store sales increase and $5.9 million in sales from new and acquired stores coupled with a 5.4 percentage point increase in gross margins to 48.0%.

Gross profit on jewelry scrapping sales increased $0.9 million, or 62%, from the prior year six-month period to $2.3 million. Jewelry scrapping revenues increased slightly to $7.3 million, as the 19% decrease in gold volume was offset by a 23% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $1.6 million, or 22%, and new and acquired stores contributed $1.8 million. As a result of the lower volume, scrap cost of goods decreased $0.7 million or 12%.

The Crediamigo acquisition marks our initial entry into the non-secure loan business in Mexico. In the current six-month period, consumer loan fees were $7.4 million with bad debt as a percentage of consumer loan fees at 7%.

Total operations expense increased to $24.8 million (54% of revenues) in the current six-month period from $12.4 million (49% of revenues). The dollar increase was due to a 56%, or $5.1 million, increase in store operations expenses due to higher operating costs resulting from the addition of 58 Empeño Fácil stores since the end of the prior six-month period and $1.3 million related to Crediamigo commissions, a $3.6 million increase in administrative expenses from the prior year quarter to $5.6 million mainly due to Crediamigo administrative expenses and other acquisition costs, a $1.9 million increase in depreciation and amortization from the prior year quarter to $3.2 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets and a $1.7 million increase in net interest expense related to Crediamigo’s debt. The decrease as a percentage of revenues is due to expense management improvements as stores mature and become profitable.

In the current six-month period, the $17.1 million greater net revenues were greatly offset by the $12.3 million higher operations expense, resulting in a $4.8 million increase in contribution for the Latin America segment. Contribution margin increased 9.0 percentage points to 12%.

Other International

The following table presents selected financial data for the Other International segment:

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Consumer loan fees	$206	$—

Total revenues	206	—
Consumer loan bad debt	215	—

Net revenues	(9)	—
Operations expense:
Store operations	346	—
Administrative	422	52
Depreciation and amortization	36	—
Equity in net income of unconsolidated affiliates	(8,738)	(8,058)
Other	(64)	(61)

Segment contribution	$7,989	$8,067

Other data:
Consumer loan bad debt as a percent of consumer loan fees	104%	N/A

In the first quarter of 2012, we began offering consumer loans online in the U.K. In the current six-month period, consumer loan fees were $0.2 million with bad debt as a percentage of fees at 104.4%.

Our equity in the net income of unconsolidated affiliates increased $0.7 million, or 8%, from the prior six-month period to $8.7 million, reflecting a relatively strong first half from Albermarle & Bond offset by a slightly weaker first half from Cash Converters International due to a series of one-time costs.

In the current six-month period, operations expenses were $0.7 million, mainly due to fees paid for the generation of online leads and acquisition related costs.

Other Items

The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Segment contribution	$143,469	$124,156
Administrative expenses	23,142	29,993
Depreciation and amortization	2,533	1,762
Interest, net	1,060	584

Consolidated income before income taxes	116,734	91,817
Income tax expense	40,009	32,550

Net income	76,725	59,267
Net income attributable to noncontrolling interest	112	—

Net income attributable to EZCORP, Inc.	$76,613	$59,267

Corporate expenses decreased $5.6 million, or 17%, to $26.7 million as a result of a $6.9 million decrease in administrative expenses to $23.1 million. This decrease is primarily due to a pre-tax charge of $10.9 million related to the retirement of our Chief Executive officer in the prior six-month period. This charge included $3.4 million attributable to a cash payment and $7.5 million attributable to the accelerated vesting of restricted stock. Excluding this charge, administrative expenses increased $4.0 million. In the current six-month period interest expense increased 82% increase due to greater utilization of our revolver and depreciation and amortization increased 44% due to assets placed in service as we continue to invest in the infrastructure to support our growth.

Consolidated income before taxes increased $24.9 million, or 27%, to $116.7 million due to a $14.6 million and $4.8 million increase in contribution from the U.S. & Canada and Latin America segments, a $5.6 million decrease in corporate expenses, partially offset by a small decrease in contribution from the other international segment. After a $7.5 million, or 23%, increase in income taxes and a $0.1 million of net income attributable to the noncontrolling interest, net income attributable to EZCORP, Inc. increased $17.3 million, or 29%, to $76.6 million.

Liquidity and Capital Resources

In the current six-month period, our $89.8 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $90.1 million, net of (ii) $0.3 million of normal, recurring changes in operating assets and liabilities. In the prior year six-month period, our $69.9 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $77.6 million, net of (ii) $7.7 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the current and prior years were the contribution from acquisitions and organic growth throughout our other operations and revenue streams, net of higher taxes paid.

The $71.1 million of net cash used in investing activities during the current quarter was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. We received $4.8 million in dividends from our unconsolidated affiliates. We invested $83.2 million in cash to acquire 39 stores in the U.S., one store in Canada, a 60% interest in Crediamigo and a decision science model for the underwriting of consumer loan. Other significant investments in the period were the $22.2 million in additions property and equipment. Partially offsetting these investments was the $29.5 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral. We also paid $1.1 million of withholding tax upon the net share settlement of restricted stock vesting, net of related tax benefits.

The net effect of these and other smaller cash flows was a $23.5 million increase in cash on hand, providing a $47.5 million ending cash balance.

Below is a summary of our cash needs to meet future aggregate contractual obligations (in thousands):

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$114,372	$20,533	$81,824	$12,015	$—
Interest on long-term debt obligations	37,671	19,936	16,430	1,305	—
Operating lease obligations	191,296	50,404	75,735	39,735	25,422

Total	$343,339	$90,873	$173,989	$53,055	$25,422

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At March 31, 2012, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $21.7 million. Of that total, $4.3 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.

In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2011, these collectively amounted to $17.4 million.

The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 441 U.S. EZMONEY financial services stores, 157 adjoin an EZPAWN store. The lease agreements at approximately 95% of the remaining 284 free-standing EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores.

In the remaining six months of the fiscal year ending September 30, 2012, we plan to open approximately 56 new stores for an aggregate investment of $9.4 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new stores will create a drag on earnings and liquidity until their second year of operations.

On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2012 and expect to remain in compliance based on our expected future performance. At March 31, 2012, we had borrowed $30.0 million, leaving $145.0 million available on the facility.

We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.

We have an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities. We have issued an aggregate of approximately 843,000 shares of Class A Common Stock in connection with several acquisitions of pawn stores, leaving approximately 1.2 million shares covered by the registration statement and available for issuance in future acquisitions.

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

We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At March 31, 2012, the allowance for Expected LOC Losses was $1.4 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $21.7 million. This amount includes principal, interest and insufficient funds fees.

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

Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining six months of the fiscal year ending September 30, 2012, our interest expense during that period would increase by approximately $75,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at March 31, 2012.

Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. In the first quarter of fiscal 2012, we began using derivative financial instruments, in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges as they do not meet the hedge accounting requirements of the Derivatives and Hedging topic of the FASB codification, and changes in their fair value are recorded directly in earnings. For further discussion, you should read “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011.

Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters International, our Empeño Fácil pawn operations and Crediamigo operations in Mexico, and our operations in Canada. Albemarle & Bond's functional currency is the British pound, Cash Converters’ International functional currency is the Australian dollar, Empeño Fácil and Crediamigo’s functional currency is the Mexican peso and our Canada operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.

The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended December 31, 2011 (included in our March 31, 2012 results on a three-month lag) was a $0.3 million decrease to stockholders’ equity. On March 31, 2012, the British pound strengthened to £1.00 to $1.5987 U.S. from $1.5453 at December 31, 2011.

The translation adjustment from Cash Converters International representing the strengthening in the Australian dollar during the quarter ended December 31, 2011 (included in our March 31, 2012 results on a three-month lag) was a $0.5 million increase to stockholders’ equity. On March 31, 2012, the Australian dollar strengthened to $1.00 Australian dollar to $1.0385 U.S. from $1.0174 at December 31, 2011.

The translation adjustment from Latin America representing the weakening of the Mexican peso during the quarter ended March 31, 2012 was a $5.2 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On March 31, 2012, the peso strengthened to $1.00 Mexican peso to $0.0778 U.S. from $0.0715 at December 31, 2011.

The translation adjustment from our Canadian operations representing the strengthening of the Canadian dollar during the quarter ended March 31, 2012 was a $0.3 million increase to stockholders’ equity. On March 31, 2012, the Canadian dollar strengthened to $1.00 Canadian dollar to $1.0027 U.S. from $0.9804 at December 31, 2011.

We cannot predict the future valuation of foreign currencies or how further movements in them could affect our future earnings or financial position.

Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part II, Item 1A—Risk Factors” of this Quarterly Report and “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2012, we issued 108,402 of our Class A Non-voting common stock, par value of $0.01 per share, valued at $3.6 million to the Halbert Group, LLC. as partial compensation for a multi-year consulting arrangement involving our information technology systems. The shares are subject to transfer and vesting restrictions. The shares will vest, and those restrictions will lapse, pro rata on the first, second and third anniversaries of the date of grant, subject to the achievement of performance goals consistent with the IT multi-year plan. These securities were issued in an exempt private placement pursing to regulation D (Rule 506) under the Securities Act of 1933, as well as pursuant to Section 4(5) of such Act.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012, March 31, 2011 and September 30, 2011; (ii) Consolidated Statements of Income for the three and six months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income for three and six months ended March 31, 2012 and March 31, 2011 (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and March 31, 2011; and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date: May 10, 2012	/s/ Stephen A. Stamp
Stephen A. Stamp Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Paul E. Rothamel, Chief Executive Officer, and Stephen A. Stamp, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012, March 31, 2011 and September 30, 2011; (ii) Consolidated Statements of Income for the three and six months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2012 and March 31, 2011 (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and March 31, 2011; and (v) Notes to Consolidated Financial Statements.