Form 10-Q
period 2012-06-30
EZCORP INC
filed 2012-08-08
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
As of June 30, 2012, 48,223,698 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
EZCORP, INC.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Condensed Consolidated Balance Sheets

	June 30, 2012	June 30, 2011	September 30, 2011
	(Unaudited)	(Unaudited)
	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$50,774	$27,492	$23,969
Cash, restricted	1,051	—	—
Pawn loans	147,503	134,633	145,318
Consumer loans, net	28,487	14,437	14,611
Pawn service charges receivable, net	26,092	24,372	26,455
Consumer loan fees receivable, net	25,729	6,884	6,775
Inventory, net	94,421	79,031	90,373
Deferred tax asset	18,226	16,150	18,125
Income tax receivable	9,898	3,099	—
Prepaid expenses and other assets	40,268	21,932	30,611
Total current assets	442,449	328,030	356,237
Investments in unconsolidated affiliates	125,309	114,777	120,319
Property and equipment, net	100,196	75,049	78,498
Goodwill	321,423	167,017	173,206
Intangible assets, net	78,666	20,192	19,790
Non-current consumer loans, net	50,587	—	—
Other assets, net	19,443	8,556	8,400
Total assets	$1,138,073	$713,621	$756,450
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$31,126	$—	$—
Current capital lease obligations	395	—	—
Accounts payable and other accrued expenses	70,696	53,242	57,400
Customer layaway deposits	6,740	6,131	6,176
Income taxes payable	—	—	693
Total current liabilities	108,957	59,373	64,269
Long-term debt, less current maturities	175,740	26,500	17,500
Long-term capital lease obligations	764	—	—
Deferred tax liability	7,788	1,237	8,331
Deferred gains and other long-term liabilities	14,187	2,209	2,102
Total liabilities	307,436	89,319	92,202
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	44,864	—	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; issued and outstanding: 48,223,698 at June 30, 2012; 46,971,535 at June 30, 2011; and 47,228,610 at September 30, 2011	482	469	471
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	266,653	233,056	242,398
Retained earnings	527,231	385,730	422,095
Accumulated other comprehensive income (loss)	(8,623)	5,017	(746)
EZCORP, Inc. stockholders’ equity	785,773	624,302	664,248
Total liabilities and stockholders’ equity	$1,138,073	$713,621	$756,450
See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Sales	$117,932	$115,345	$409,401	$363,658
Pawn service charges	56,163	48,365	172,399	144,944
Consumer loan fees	53,504	38,870	148,911	125,652
Other revenues	1,365	572	3,404	978
Total revenues	228,964	203,152	734,115	635,232
Cost of goods sold	72,453	69,128	244,463	219,258
Consumer loan bad debt	11,251	11,027	28,742	27,795
Net revenues	145,260	122,997	460,910	388,179
Operating expenses:
Operations	75,709	66,753	227,479	197,302
Administrative	22,697	14,379	63,761	56,250
Depreciation	6,215	4,458	16,805	12,670
Amortization	1,162	221	3,086	654
(Gain) loss on sale or disposal of assets	312	169	138	(2)
Total operating expenses	106,095	85,980	311,269	266,874
Operating income	39,165	37,017	149,641	121,305
Interest income	(133)	(21)	(486)	(35)
Interest expense	1,030	586	4,180	1,186
Equity in net income of unconsolidated affiliates	(4,197)	(4,099)	(12,935)	(12,157)
Other	160	(103)	(157)	(160)
Income before income taxes	42,305	40,654	159,039	132,471
Income tax expense	12,594	14,127	52,603	46,677
Net income	29,711	26,527	106,436	85,794
Net income attributable to redeemable noncontrolling interest	1,188	—	1,300	—
Net income attributable to EZCORP, Inc.	$28,523	$26,527	$105,136	$85,794
Net income per common share:
Basic	$0.56	$0.53	$2.07	$1.72
Diluted	$0.56	$0.53	$2.06	$1.71
Weighted average shares outstanding:
Basic	51,162	49,926	50,769	49,849
Diluted	51,340	50,385	51,042	50,292
See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$29,711	$26,527	$106,436	$85,794
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(8,513)	2,445	(10,887)	15,333
Unrealized holding gains (loss) arising during period	(108)	748	(846)	986
Income tax benefit (provision)	(948)	(1,000)	1,563	(4,927)
Other comprehensive income (loss), net of tax	(9,569)	2,193	(10,170)	11,392
Comprehensive income	$20,142	$28,720	$96,266	$97,186
Attributable to redeemable noncontrolling interest:
Net income	1,188	—	1,300	—
Foreign currency translation gain (loss)	(2,789)	—	(2,293)	—
Comprehensive income (loss)	(1,601)	—	(993)	—
Comprehensive income attributable to EZCORP, Inc.	$21,743	$28,720	$97,259	$97,186
See accompanying notes to interim condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$106,436	$85,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,891	13,324
Consumer loan loss provision	12,136	11,255
Deferred income taxes	(644)	8,571
(Gain) loss on sale or disposal of assets	138	(2)
Stock compensation	5,191	11,536
Income from investments in unconsolidated affiliates	(12,935)	(12,157)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	1,150	(984)
Inventory, net	(874)	(1,206)
Prepaid expenses, other current assets, and other assets, net	(4,845)	(4,845)
Accounts payable and accrued expenses	(12,100)	3,068
Customer layaway deposits	(182)	(162)
Deferred gains and other long-term liabilities	722	(275)
Excess tax benefit from stock compensation	(1,582)	(3,166)
Income taxes receivable/payable	(8,370)	(3,453)
Net cash provided by operating activities	104,132	107,298
Investing Activities:
Loans made	(571,683)	(466,137)
Loans repaid	382,854	297,016
Recovery of pawn loan principal through sale of forfeited collateral	179,681	149,954
Additions to property and equipment	(33,193)	(24,324)
Acquisitions, net of cash acquired	(125,249)	(64,823)
Dividends from unconsolidated affiliates	5,560	7,274
Net cash used in investing activities	(162,030)	(101,040)
Financing Activities:
Proceeds from exercise of stock options	647	395
Excess tax benefit from stock compensation	1,582	3,166
Debt issuance cost	—	(2,397)
Taxes paid related to net share settlement of equity awards	(1,153)	(7,409)
Change in restricted cash	(1,085)	—
Proceeds from revolving line of credit	594,809	70,000
Payments on revolving line of credit	(502,575)	(43,500)
Proceeds from bank borrowings	343	—
Payments on bank borrowings and capital lease obligations	(8,164)	(25,004)
Net cash provided by (used) in financing activities	84,404	(4,749)
Effect of exchange rate changes on cash and cash equivalents	299	129
Net increase in cash and cash equivalents	26,805	1,638
Cash and cash equivalents at beginning of period	23,969	25,854
Cash and cash equivalents at end of period	$50,774	$27,492
Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$177,490	$152,415
Issuance of common stock due to acquisitions	$17,984	$—
Contingent consideration	$23,000	$—
Deferred consideration	$916	$—
See accompanying notes to interim condensed consolidated financial statements (unaudited).

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Par Value
	(In thousands)
Balances at September 30, 2010	49,226	$493	$225,374	$299,936	$(6,375)	$519,428	—
Stock compensation	—	—	11,536	—	—	11,536	—
Stock options exercised	41	1	394	—	—	395	—
Release of restricted stock	675	—	—	—	—	—	—
Excess tax benefit from stock compensation	—	5	3,161	—	—	3,166	—
Taxes paid related to net share settlement of equity awards	—	—	(7,409)	—	—	(7,409)	—
Unrealized gain on available-for-sale securities	—	—	—	—	642	642	—
Foreign currency translation adjustment	—	—	—	—	10,750	10,750	—
Net income attributable to EZCORP, Inc.	—	—	—	85,794	—	85,794	—
Balances at June 30, 2011	49,942	$499	$233,056	$385,730	$5,017	$624,302	$—
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248	—
Stock compensation	—	—	5,191	—	—	5,191	—
Stock options exercised	201	2	645	—	—	647	—
Issuance of common stock due to acquisitions	635	7	17,992	—	—	17,999	—
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	45,857
Release of restricted stock	159	—	—	—	—	—	—
Excess tax benefit from stock compensation	—	2	1,580	—	—	1,582	—
Taxes paid related to net share settlement of equity awards	—	—	(1,153)	—	—	(1,153)	—
Unrealized (loss) on available-for-sale securities	—	—	—	—	(550)	(550)	—
Foreign currency translation adjustment	—	—	—	—	(7,327)	(7,327)	(2,293)
Net income attributable to EZCORP, Inc.	—	—	—	105,136	—	105,136	—
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	1,300
Balances at June 30, 2012	51,194	$512	$266,653	$527,231	$(8,623)	$785,773	$44,864
See accompanying notes to interim condensed consolidated financial statements (unaudited).

EZCORP, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012

Note A: Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note B). The accompanying financial statements should be read with the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2011. The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations and operating results for the three and nine-month periods ended June 30, 2012 (the “current quarter” and “current nine-month period”) are not necessarily indicative of the results of operations for the full fiscal year.
The consolidated financial statements include the accounts of EZCORP, Inc. and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We own 60% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. (“Crediamigo”) and 72% of Ariste Holding Limited and its affiliates ("Cash Genie"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
With the exception of the policies described in the section below, there have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2011.
Consumer Loans
We provide a variety of short-term consumer loans including payday loans, installment loans and auto title loans, and in Texas only, fee-based credit services to customers seeking loans. In Mexico, Crediamigo enters into agreements with employers that permit it to market long-term consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Crediamigo. With the exception of the consolidation of Crediamigo, there have been no changes to our consumer loans policy.
Revenue Recognition
We recognize consumer loan fees related to loans we directly originate based on the percentage of consumer loans made that we believe to be collectible. We earn credit service fees when we assist customers in obtaining consumer loans from unaffiliated lenders, and we recognize the fee revenue ratably over the life of the related loans. We reserve the percentage of interest and credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection.
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
Recently Issued Accounting Pronouncements
In July 2012, the FASB issued Accounting Standards Updates ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amends FASB ASC 350 (Intangibles – Goodwill and Other) by allowing entities to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012. We do not anticipate the adoption of ASU 2012-02 will have a material effect on our financial position, results of operations or cash flows.
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and we do not anticipate that the adoption of ASU 2011-11 will have a material effect on our financial position, results of operations or cash flows.
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

Note B: Acquisitions
Crediamigo
On January 30, 2012, we acquired a 60% interest in Crediamigo, a specialty consumer finance company, headquartered in Mexico City, with 45 loan servicing locations throughout the country, for total consideration of $60.1 million, net of cash acquired. This amount includes contingent consideration related to two earn out payments. If certain financial performance targets are achieved, during calendar years 2012 and 2013, we will make a payment to the sellers of $12.0 million dollars, each year, for a total amount of $24.0 million dollars. The purchase price above includes a fair value amount of $23.0 million attributable to the contingent consideration payments. This amount was calculated using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy.
Pursuant to the Master Transaction Agreement, the sellers have a put option with respect to their remaining shares of Crediamigo. Each seller has the right to sell their Crediamigo shares to EZCORP, Inc., during the exercise period commencing on the second anniversary of the acquisition closing date and ending on the fifth anniversary of the acquisition closing date, with no more than 50% of the seller’s shares being sold within a consecutive twelve -month period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Crediamigo in temporary equity.
The fair value of the redeemable noncontrolling interest in Crediamigo was estimated by applying an income approach and a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates ranging from 10% to 18%, representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of Crediamigo was determined using a multiple of future earnings.
The nine-month period ended June 30, 2012, includes $18.2 million in revenues and $1.9 million in income related to the Crediamigo acquisition. The purchase price allocation is preliminary as we continue to receive information regarding the acquired assets. We have recorded provisional amounts for certain assets and liabilities for which we have not yet received all information necessary to finalize our assessment.
Cash Genie
On April 14, 2012, we acquired a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K under the name "Cash Genie." As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, on a combined basis.

Pursuant to the acquisition agreement, the seller has a put option with respect to his remaining shares of Cash Genie. The seller has the right to sell his Cash Genie shares to EZCORP, Inc, during the exercise period commencing on the second anniversary of the acquisition closing date and ending on the fourth anniversary of the acquisition closing date, with no more than 50% of the seller's shares being sold within a consecutive 12 month period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Cash Genie in temporary equity.

The fair value of the Cash Genie redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates ranging from 10% to 18%, representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of Cash Genie was determined using a multiple of future earnings.
Other
The nine-month period ended June 30, 2012, includes the acquisition of 48 locations in the U.S. and one in Canada. As these acquisitions, were individually immaterial, we present their related information on a combined basis.
The following tables provide information related to the acquisitions of domestic and foreign retail and financial services locations during the nine months ended June 30, 2012 and 2011:

	Nine Months Ended June 30,
	2012		2011
	Crediamigo	Other Acquisitions
Number of asset purchase acquisitions	0	6	7
Number of stock purchase acquisitions	1	4	3
U.S. stores acquired	0	48	32
Foreign stores acquired	45	1	0
Total stores acquired	45	49	32

	Nine Months Ended June 30,
	2012		2011
	(In thousands)
	Crediamigo	Other Acquisitions
Consideration:
Cash	$45,001	$91,843	$65,844
Equity instruments	—	17,984	—
Deferred consideration	5,785	—	—
Contingent consideration	23,000	—	—
Fair value of total consideration transferred	73,786	109,827	65,844
Cash acquired	(13,641)	(2,823)	(1,051)
Total purchase price	$60,145	$107,004	$64,793

	Nine Months Ended June 30,
	(In thousands)
	2012		2011
	Crediamigo	Other Acquisitions
Current assets:
Pawn loans, net	$—	$6,351	$6,865
Consumer loans, net	8,658	3,640	710
Service charges and fees receivable, net	18,844	1,839	1,136
Inventory, net	—	5,596	4,396
Deferred tax asset	—	217	449
Prepaid expenses and other assets	3,543	204	200
Total current assets	31,045	17,847	13,756
Property and equipment, net	2,326	3,965	861
Goodwill	54,765	96,946	49,231
Non-current consumer loans, net	52,228	—	—
Intangible assets	57,900	3,960	2,367
Other assets	16,833	291	82
Total assets	$215,097	$123,009	$66,297
Current liabilities:
Accounts payable and other accrued expenses	$6,852	$5,335	$1,038
Customer layaway deposits	—	764	167
Current maturities of long-term debt	22,810	—	4
Other current liabilities	1,010	257	22
Total current liabilities	30,672	6,356	1,231
Deferred gains and other long-term liabilities	937	—	—
Long-term debt, less current maturities	86,872	—	—
Deferred tax liability	171	92	273
Total liabilities	118,652	6,448	1,504
Redeemable noncontrolling interest	36,300	9,557	—
Net assets acquired	$60,145	$107,004	$64,793
Goodwill deductible for tax purposes	$—	$45,786	$26,935
Indefinite lived intangible assets acquired:
Trade name	$2,200	$2,706	$—
Definite lived intangible assets acquired:
Favorable lease asset	$—	$404	$111
Non-compete agreements	$300	$400	$658
Contractual relationship	$55,400	$450	$—
Franchise license rights	$—	$—	$1,598
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. The purchase price allocation of assets acquired in the most recent twelve months is preliminary as we continue to receive information regarding the acquired assets. Transaction related expenses for the nine-month periods ended June 30, 2012 and 2011 of approximately $2.1 million and $0.8 million, respectively, were expensed as incurred and recorded as administrative expenses. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.

The amounts above for the nine months ended June 30, 2012 include the acquisition of a decision science model for the underwriting of consumer loans, a contractual relationship with an income tax return preparer to facilitate refund anticipation loans, an online lending business in the U.K. and 15 financial services stores in Hawaii and Texas, from FS Management, 1st Money Centers, Inc. and 1429 Funding, Inc., companies owned partially by Brent Turner, the former President of our eCommerce and Card Services division and a former executive officer, for total consideration of $3.0 million in cash and 387,924 shares of our Class A Non-Voting common stock. Mr. Turner received $2.0 million in cash and 167,811 shares of stock in connection with these acquisitions. The basic terms of the acquisitions were agreed prior to the commencement of Mr. Turner’s employment (and, thus, prior to Mr. Turner’s becoming an executive officer), subject to our completion of appropriate due diligence and the execution of appropriate definitive documentation. Even though the terms of the acquisitions were agreed to prior to Mr. Turner’s becoming an executive officer, we treated the transactions as related party transactions. Consequently, pursuant to our Policy for Review and Evaluation of Related Party Transactions, the Audit Committee reviewed and evaluated the terms of the acquisitions and concluded that the transactions were fair to, and in the best interest of the company and its stockholders.

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
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income attributable to EZCORP, Inc. (A)	$28,523	$26,527	$105,136	$85,794
Weighted average outstanding shares of common stock (B)	51,162	49,926	50,769	49,849
Dilutive effect of stock options and restricted stock	178	459	273	443
Weighted average common stock and common stock equivalents (C)	51,340	50,385	51,042	50,292
Basic earnings per share (A/B)	$0.56	$0.53	$2.07	$1.72
Diluted earnings per share (A/C)	$0.56	$0.53	$2.06	$1.71
Potential common shares excluded from the calculation of diluted earnings per share	117	—	36	6

Note D: Strategic Investments and Fair Value of Financial Instruments
At June 30, 2012, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our year-to-date period ended June 30, 2012 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2011 to March 31, 2012.
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

At June 30, 2012, we owned 124,418,000 shares, or approximately 33% of the total ordinary shares of Cash Converters International Limited, which is a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. Cash Converters franchises and operates a worldwide network of over 600 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our year-to-date period ended June 30, 2012 represents our percentage interest in the results of Cash Converters’ operations from July 1, 2011 to March 31, 2012.
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

	June 30,		September 30,
	2012	2011	2011
	(In thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$51,156	$46,457	$48,361
Fair value	63,677	99,180	91,741
Cash Converters:
Recorded value	$74,153	$68,320	$71,958
Fair value	80,894	94,911	53,600

In August 2011, legislation was proposed in Australia that would, among other things, limit the interest charged on certain consumer loans and prohibit loan extensions and refinancing. That legislation, as proposed, could have adversely affected, Cash Converters’ consumer loan business in Australia, which could have the effect of decreasing Cash Converters’ revenues and earnings. As of September 30, 2011, the fair value of our investment in Cash Converters (based on the market price of Cash Converters’ stock as of that date) was below our recorded value. In light of Cash Converters’ statements at that time regarding its ability to mitigate the potential impact of the proposed legislation, we considered this loss in value to be temporary. The Consumer Credit and Corporations Legislation Amendment (Enhancements) Bill 2011 was passed by the Australian House of Representatives in June 2012. The Bill incorporates amendments that increase permitted fees and charges for microlending. The Bill is expected to be approved by the Australian Senate in September and to go into effect on July 1, 2013. As of June 30, 2012, the fair value of our investment in Cash Converters was above our recorded value, further supporting our assessment of the loss in value of its stock to be temporary.

Note E: Goodwill and Other Intangible Assets
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	June 30,		September 30,
	2012	2011	2011
	(In thousands)
Pawn licenses	$8,836	$8,836	$8,836
Trade name	9,621	4,870	4,870
Goodwill	321,423	167,017	173,206
Total	$339,880	$180,723	$186,912

The following tables present the changes in the carrying value of goodwill, by segment, over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Balance at September 30, 2011	$163,897	$9,309	$—	$173,206
Acquisitions	57,653	54,765	39,293	151,711
Effect of foreign currency translation changes	(1)	(2,752)	(741)	(3,494)
Balance at June 30, 2012	$221,549	$61,322	$38,552	$321,423

	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Balance at September 30, 2010	$110,255	$7,050	$—	$117,305
Acquisitions	49,317	—	—	49,317
Effect of foreign currency translation changes	—	395	—	395
Balance at June 30, 2011	$159,572	$7,445	$—	$167,017

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	June 30,						September 30,
	2012			2011			2011
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Real estate finders’ fees	$1,373	$(553)	$820	$1,147	$(465)	$682	$1,157	$(479)	$678
Non-compete agreements	4,356	(2,993)	1,363	3,837	(2,472)	1,365	3,722	(2,459)	1,263
Favorable lease	1,159	(409)	750	755	(289)	466	755	(322)	433
Franchise rights	1,559	(82)	1,477	1,636	(17)	1,619	1,547	(32)	1,515
Deferred financing costs	7,512	(2,945)	4,567	2,413	(113)	2,300	2,411	(262)	2,149
Contractual relationship	53,226	(2,299)	50,927	—	—	—	—	—	—
Other	333	(28)	305	66	(11)	55	58	(12)	46
Total	$69,518	$(9,309)	$60,209	$9,854	$(3,367)	$6,487	$9,650	$(3,566)	$6,084

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Amortization expense	$1,162	$221	$3,086	$654
Operations expense	49	28	103	76
Interest expense	569	252	1,164	464
Total expense from the amortization of definite-lived intangible assets	$1,780	$501	$4,353	$1,194
The following table presents our estimate of amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	(In thousands)
2012	$2,321	$138	$1,017
2013	6,063	136	2,112
2014	5,825	125	1,383
2015	5,558	113	442
2016	5,500	111	—

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

Note F: Long-term Debt
The table presents our long-term debt instruments and balances under capital lease obligations outstanding at June 30, 2012 and 2011 and September 30, 2011 (in thousands):

	June 30, 2012		June 30,	September 30,
	Carrying Amount	Debt Premium	2011	2011
Recourse to EZCORP:
Domestic line of credit up to $175,000 due 2015	$114,700	$—	$26,500	$17,500
Capital lease obligations	1,159	—	—	—
Non-recourse to EZCORP:
Secured foreign currency line of credit up to $3,700 due 2014	2,803	210	—	—
Secured foreign currency line of credit up to $71,800 due 2015	58,455	9,004	—	—
Secured foreign currency line of credit up to $21,975 due 2017	6,903	—	—	—
10% unsecured notes due 2013	1,570	—	—	—
16% unsecured notes due 2013	5,013	174	—	—
20% unsecured notes due 2013	11,725	1,511	—	—
10% unsecured notes due 2014	906	—	—	—
10% unsecured notes due 2015	402	—	—	—
18% secured notes due 2015	4,273	611	—	—
10% unsecured notes due 2016	116	—	—	—
Total long-term obligations	$208,025	$11,510	$26,500	$17,500
Less current portion	31,521	—	—	—
Total long-term and capital lease obligations	$176,504	$11,510	$26,500	$17,500

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
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the bank's base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. At June 30, 2012, we were in compliance with all covenants. We expect the recorded value of our debt to approximate its fair value, as it is all variable rate debt and carries no pre-payment penalty, and would be considered a level 3 estimate within the fair value hierarchy.
Deferred financing costs related to our credit agreement are included in intangible assets, net on the balance sheet and are being amortized to interest expense over the term of the agreement.
On January 30, 2012, we acquired a 60% ownership interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City. Non-recourse debt amounts in the table above represent Crediamigo’s third party debt. All lines of credit are guaranteed by the Crediamigo loan portfolio. Interest on lines of credit due 2014 and 2015 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 9% to 20%. The line of credit due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The line of credit due 2015 requires monthly payments of $0.8 million increasing to $1.9 million on November 30, 2012, with the remaining principal due at maturity. Beginning September 30, 2012, the 18% secured notes require monthly payments of $0.1 million with remaining principal due at maturity. The debt premium on Crediamigo’s debt was recorded at acquisition and is being amortized as a reduction of interest expense over the life of the debt. We expect the recorded value of our debt to approximate its fair value and would be considered level 3 estimates within the fair value hierarchy.

On June 29, 2012 Crediamigo renegotiated their revolving line of credit originally due 2016. The interest rate was decreased from 20% to 14.5% and the term was extended 6 months, now being due at the end of April 2017. The maximum borrowing capacity was also raised from $14.6 million to $22.0 million. Due to the substantial improvement in the renegotiated terms, the remaining unamortized premium of $2.8 million, valued at acquisition, was accelerated and recognized as a reduction to interest expense in the current quarter.
Included in the amounts above are notes due to Crediamigo’s shareholders, which are presented in the table below (in thousands):

June 30, 2012
16% unsecured notes due 2013	$5,013
10% unsecured notes due 2014	906
Secured foreign currency line of credit due 2015	10,284
Total debt to stockholders	$16,203

Note G: Stock Compensation
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Gross compensation costs	$1,953	$1,508	$5,191	$11,536
Income tax benefits	(650)	(499)	(1,666)	(3,952)
Net compensation expense	$1,303	$1,009	$3,525	$7,584

Included in the compensation cost for the nine months ended June 30, 2011 is $7.3 million for the accelerated vesting of restricted stock upon the retirement of our former Chief Executive Officer on October 31, 2010, and a related $2.5 million income tax benefit. In the current quarter, stock option exercises resulted in the issuance of 5,400 shares for immaterial proceeds. In the nine-month period ended June 30, 2012, stock option exercises resulted in the issuance of 201,298 shares for total proceeds of $0.6 million. All options and restricted stock relate to our Class A Non-voting Common Stock.

Note H: Income Taxes
Income tax expense is provided at the U.S. tax rate on financial statement earnings, adjusted for the difference between the U.S. tax rate and the rate of tax in effect for non-U.S. earnings deemed to be permanently reinvested in the Company's non-U.S. operations.  Deferred income taxes have not been provided for the potential remittance of non-U.S. undistributed earnings to the extent those earnings are deemed to be permanently reinvested, or to the extent such recognition would result in a deferred tax asset.
The current quarter’s effective tax rate is 29.8% of pretax income compared to 34.7% for the prior year quarter. For the current nine-month period, the effective tax rate is 33.1% compared to 35.2% in the prior nine-month period. The decrease in the effective tax rates is primarily due to the determination that the undistributed earnings of non-U.S. subsidiaries on which income taxes were previously recorded will not be repatriated in the foreseeable future, as well as the recognition of state net operating losses.

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
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three and nine-month periods ending June 30, 2012 and 2011, including the reclassifications discussed in Note A “Significant Accounting Policies.”

	Three Months Ended June 30, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Revenues:
Merchandise sales	$65,799	$10,159	$—	$75,958
Jewelry scrapping sales	37,456	4,518	—	41,974
Pawn service charges	49,979	6,184	—	56,163
Consumer loan fees	39,243	10,381	3,880	53,504
Other revenues	649	558	158	1,365
Total revenues	193,126	31,800	4,038	228,964
Merchandise cost of goods sold	38,519	5,735	—	44,254
Jewelry scrapping cost of goods sold	24,415	3,784	—	28,199
Consumer loan bad debt	9,368	632	1,251	11,251
Net revenues	120,824	21,649	2,787	145,260
Operating expenses:
Store operations	65,975	8,792	942	75,709
Administrative	5,970	4,335	1,870	12,175
Depreciation	3,622	1,054	73	4,749
Amortization	142	999	21	1,162
(Gain) loss on sale or disposal of assets	93	(4)	223	312
Interest, net	(1)	22	(1)	20
Equity in net income of unconsolidated affiliates	—	—	(4,197)	(4,197)
Other	614	(13)	(441)	160
Segment contribution	$44,409	$6,464	$4,297	$55,170
Corporate expenses:
Administrative				10,522
Depreciation				1,466
Interest, net				877
Income before taxes				42,305
Income tax expense				12,594
Net income				29,711
Net income attributable to redeemable noncontrolling interest				1,188
Net income attributable to EZCORP, Inc.				$28,523

	Three Months Ended June 30, 2011
	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Revenues:
Merchandise sales	$58,173	$6,401	$—	$64,574
Jewelry scrapping sales	46,514	4,257	—	50,771
Pawn service charges	43,846	4,519	—	48,365
Consumer loan fees	38,870	—	—	38,870
Other revenues	566	6	—	572
Total revenues	187,969	15,183	—	203,152
Merchandise cost of goods sold	32,924	3,767	—	36,691
Jewelry scrapping cost of goods sold	28,951	3,486	—	32,437
Consumer loan bad debt	11,027	—	—	11,027
Net revenues	115,067	7,930	—	122,997
Operating expenses:
Store operations	61,347	5,406	—	66,753
Administrative	4,293	1,014	506	5,813
Depreciation	2,828	639	—	3,467
Amortization	117	104	—	221
Loss on sale or disposal of assets	157	12	—	169
Interest, net	20	2	—	22
Equity in net income of unconsolidated affiliates	—	—	(4,099)	(4,099)
Other	2	2	(107)	(103)
Segment contribution	$46,303	$751	$3,700	$50,754
Corporate expenses:
Administrative				8,566
Depreciation				991
Interest, net				543
Income before taxes				40,654
Income tax expense				14,127
Net income				26,527
Net income attributable to redeemable noncontrolling interest				—
Net income attributable to EZCORP, Inc.				$26,527

	Nine Months Ended June 30, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Revenues:
Merchandise sales	$227,849	$30,000	$—	$257,849
Jewelry scrapping sales	139,736	11,816	—	151,552
Pawn service charges	154,854	17,545	—	172,399
Consumer loan fees	127,061	17,764	4,086	148,911
Other revenues	2,444	802	158	3,404
Total revenues	651,944	77,927	4,244	734,115
Merchandise cost of goods sold	132,469	16,061	—	148,530
Jewelry scrapping cost of goods sold	87,102	8,831	—	95,933
Consumer loan bad debt	26,136	1,140	1,466	28,742
Net revenues	406,237	51,895	2,778	460,910
Operating expenses:
Store operations	203,190	23,001	1,288	227,479
Administrative	17,841	9,964	2,292	30,097
Depreciation	10,121	2,576	109	12,806
Amortization	414	2,651	21	3,086
(Gain) loss on sale or disposal of assets	(82)	(3)	223	138
Interest, net	3	1,755	(1)	1,757
Equity in net income of unconsolidated affiliates	—	—	(12,935)	(12,935)
Other	345	3	(505)	(157)
Segment contribution	$174,405	$11,948	$12,286	$198,639
Corporate expenses:
Administrative				33,664
Depreciation				3,999
Interest, net				1,937
Income before taxes				159,039
Income tax expense				52,603
Net income				106,436
Net income attributable to redeemable noncontrolling interest				1,300
Net income attributable to EZCORP, Inc.				$105,136

	Nine Months Ended June 30, 2011
	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Revenues:
Merchandise sales	$196,898	$17,329	$—	$214,227
Jewelry scrapping sales	138,068	11,363	—	149,431
Pawn service charges	133,355	11,589	—	144,944
Consumer loan fees	125,652	—	—	125,652
Other revenues	944	34	—	978
Total revenues	594,917	40,315	—	635,232
Merchandise cost of goods sold	112,605	10,036	—	122,641
Jewelry scrapping cost of goods sold	87,416	9,201	—	96,617
Consumer loan bad debt	27,795	—	—	27,795
Net revenues	367,101	21,078	—	388,179
Operating expenses:
Store operations	182,769	14,533	—	197,302
Administrative	14,103	3,030	558	17,691
Depreciation	8,194	1,723	—	9,917
Amortization	353	301	—	654
(Gain) loss on sale or disposal of assets	(15)	13	—	(2)
Interest, net	20	4	—	24
Equity in net income of unconsolidated affiliates	—	—	(12,157)	(12,157)
Other	5	3	(168)	(160)
Segment contribution	$161,672	$1,471	$11,767	$174,910
Corporate expenses:
Administrative				38,559
Depreciation				2,753
Interest, net				1,127
Income before taxes				132,471
Income tax expense				46,677
Net income				85,794
Net income attributable to redeemable noncontrolling interest				—
Net income attributable to EZCORP, Inc.				$85,794

The following table presents separately identified segment assets:

	U.S. & Canada	Latin America	Other International	Consolidated
	(In thousands)
Assets at June 30, 2012:
Cash and cash equivalents	$18,789	$17,708	$1,638	$38,135
Pawn loans, net	134,064	13,439	—	147,503
Consumer loans, net	17,247	59,989	1,838	79,074
Service charges and fees receivable, net	30,555	20,721	545	51,821
Inventory, net	82,631	11,790	—	94,421
Property and equipment, net	57,532	20,338	1,400	79,270
Goodwill, net	221,549	61,322	38,552	321,423
Intangibles, net	17,597	56,541	2,830	76,968
Total separately identified recorded segment assets	$579,964	$261,848	$46,803	$888,615
Consumer loans outstanding from unaffiliated lenders	$23,466	$—	$—	$23,466
Assets at June 30, 2011:
Cash and cash equivalents	$6,198	$2,873	$—	$9,071
Pawn loans, net	124,810	9,823	—	134,633
Consumer loans, net	14,437	—	—	14,437
Service charges and fees receivable, net	29,732	1,524	—	31,256
Inventory, net	70,631	8,400	—	79,031
Property and equipment, net	49,366	12,939	—	62,305
Goodwill, net	159,572	7,445	—	167,017
Intangibles, net	16,953	942	—	17,895
Total separately identified recorded segment assets	$471,699	$43,946	$—	$515,645
Consumer loans outstanding from unaffiliated lenders	$26,299	$—	$—	$26,299
Assets at September 30, 2011:
Cash and cash equivalents	$10,040	$1,496	$—	$11,536
Pawn loans, net	134,457	10,861	—	145,318
Consumer loans, net	14,611	—	—	14,611
Service charges and fees receivable, net	31,567	1,663	—	33,230
Inventory, net	81,859	8,514	—	90,373
Property and equipment, net	51,469	12,769	—	64,238
Goodwill, net	163,897	9,309	—	173,206
Intangibles, net	16,775	867	—	17,642
Total separately identified recorded segment assets	$504,675	$45,479	$—	$550,154
Consumer loans outstanding from unaffiliated lenders	$27,040	$—	$—	$27,040

The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	June 30,		September 30,
	2012	2011	2011
	(In thousands)
Total separately identified recorded segment assets	$888,615	$515,645	$550,154
Corporate assets	249,458	197,976	206,296
Total assets	$1,138,073	$713,621	$756,450

The following tables provide geographic information required by ASC 280-10-50-41:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
U.S.	$188,573	$184,903	$639,778	$587,845
Mexico	31,800	15,183	77,927	40,315
Canada	4,553	3,066	12,166	7,072
U.K	4,038	—	4,244	—
Total	228,964	203,152	734,115	635,232

	June 30,		September 30,
	2012	2011	2011
	(In thousands)
Long-lived assets:
U.S.	$309,168	$233,637	$240,661
Mexico	138,202	21,326	7,888
Canada	10,133	7,295	22,945
U.K	42,782	—	—
Total	$500,285	$262,258	$271,494

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
The Crediamigo acquisition marked our initial entry into unsecured consumer lending in Mexico. Crediamigo consumer loans are considered defaulted once the customer is no longer employed, and therefore we are no longer entitled to payments via payroll withholdings. Once we receive notice that the customer’s employment has been terminated, we charge the loan principal to consumer loan bad debt, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection.
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
The following table presents changes in the allowance for credit losses as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(In thousands)
Unsecured short-term consumer loans:
Three Months Ended June 30, 2012	$2,118	$(8,900)	$3,974	$5,047	$(12)	$2,227	$17,640
Three Months Ended June 30, 2011	$1,110	$(4,747)	$1,505	$3,796	$—	$1,664	$13,753
Nine Months Ended June 30, 2012	$2,404	$(17,853)	$7,676	$10,012	$(12)	$2,227	$17,640
Nine Months Ended June 30, 2011	$750	$(12,992)	$4,575	$9,331	$—	$1,664	$13,753
Secured short-term consumer loans:
Three Months Ended June 30, 2012	$708	$(5,410)	$4,836	$462	$—	$596	$4,267
Three Months Ended June 30, 2011	$810	$(2,800)	$2,074	$489	$—	$573	$2,921
Nine Months Ended June 30, 2012	$538	$(13,177)	$11,478	$1,757	$—	$596	$4,267
Nine Months Ended June 30, 2011	$1,137	$(9,682)	$7,646	$1,472	$—	$573	$2,921
Unsecured long-term consumer loans:
Three Months Ended June 30, 2012	$166	$(780)	$288	$603	$(10)	$267	$60,256
Nine Months Ended June 30, 2012	$—	$(1,351)	$519	$1,111	$(12)	$267	$60,256

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
Auto title loans are our only consumer loans (other than those made by Crediamigo) that remain as recorded investments when in delinquent or nonaccrual status. We consider an auto title loan past due if it has not been repaid or renewed by the maturity date. Based on experience, we establish a reserve on all auto title loans. On auto title loans more than 90 days past due, we reserve the percentage we estimate will not be recoverable through auction and reserve 100% of loans for which we have not yet repossessed the underlying collateral. No fees are accrued on any auto title loans more than 90 days past due.
Consumer loans made by Crediamigo remain on the balance sheet as recorded investments when in delinquent status. We consider a consumer loan past due if it has not been repaid or renewed by the maturity date; however, it is not unusual to have a lag in payments due to the time it takes the government agencies to setup the initial payroll withholding. Only those consumer loans made to customers that are no longer employed are considered in nonaccrual status. We establish a reserve on all consumer loans, based on historical experience. No fees are accrued on any consumer loans made to customers that are no longer employed.

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Fair Value	Total Financing	Allowance	Recorded Investment > 90 Days &
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	(In thousands)
Secured short-term consumer loans
June 30, 2012
Consumer loans	$838	$360	$239	$246	$1,683	$2,584	$—	$4,267	$596	$—
June 30, 2011
Consumer loans	$575	$382	$245	$285	$1,487	$1,434	$—	$2,921	$573	$—
September 30, 2011
Consumer loans	$840	$479	$283	$219	$1,821	$1,939	$—	$3,760	$538	$—
Unsecured long-term consumer loans: *
June 30, 2012
Consumer loans	$2,645	$23,532	$403	$4,282	$30,862	$36,555	$(7,161)	$60,256	$267	$3,987

* Unsecured long-term consumer loans amounts only existed in periods after the acquisition of Crediamigo.

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

The tables below present our financial assets that are measured at fair value on a recurring basis as of June 30, 2012 and 2011 and September 30, 2011:

	June 30, 2012	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
	(In thousands)
Marketable equity securities	$4,520	$4,520	$—	$—
	June 30, 2011	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
	(In thousands)
Marketable equity securities	$5,422	$5,422	$—	$—
	September 30, 2011	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
	(In thousands)
Marketable equity securities	$5,366	$5,366	$—	$—

We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 fair value measurements in the periods presented.

Note M: Derivative Instruments and Hedging Activities
Our earnings and financial position are affected by changes in gold values. In fiscal year 2012, we began using derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges, and according to FASB ASC 815-20-25, “Derivatives and Hedging – Recognition,” changes in their fair value are recorded directly in earnings. As of June 30, 2012, we had no balance outstanding recorded on our balance sheet.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for three months and nine months ended June 30, 2012 and 2011:

		(Gains) Losses Recognized in Income
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Location of (Gain) or Loss	2012	2011	2012	2011
		(In thousands)
Non-designated derivatives:
Gold Collar	Other (income) expense	$—	$—	$(151)	$—

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
In accordance with Rule 3-10(d) of Regulation S-X, the following presents condensed consolidating financial information as of June 30, 2012 and 2011 and for the current and prior three and nine-month periods then ended and as of September 30, 2011 for EZCORP, Inc. (the “Parent”), each of the Parent’s domestic subsidiaries (the “Subsidiary Guarantors”) on a combined basis and each of the Parent’s other subsidiaries (the “Other Subsidiaries”) on a combined basis. Eliminating entries presented are necessary to combine the groups of entities.

Condensed Consolidating Balance Sheets

	June 30, 2012
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$703	$28,674	$21,397	$—	$50,774
Cash, restricted	—	—	1,051	—	1,051
Pawn loans, net	—	134,064	13,439	—	147,503
Consumer loans, net	—	14,928	13,559	—	28,487
Pawn service charges receivable, net	—	24,041	2,051	—	26,092
Consumer loan fees receivable, net	—	6,026	19,703	—	25,729
Inventory, net	—	81,355	13,066	—	94,421
Deferred tax asset	12,747	5,479	—	—	18,226
Receivable from affiliates	202,619	83,050	—	(285,669)	—
Federal income tax receivable	9,732	506	(340)	—	9,898
Prepaid expenses and other assets	42	35,840	4,386	—	40,268
Total current assets	225,843	413,963	88,312	(285,669)	442,449
Investments in unconsolidated affiliates	51,156	74,153	—	—	125,309
Investments in subsidiaries	135,412	72,946	—	(208,358)	—
Property and equipment, net	—	69,911	30,285	—	100,196
Goodwill	—	221,519	99,904	—	321,423
Intangible assets, net	1,698	15,998	60,970	—	78,666
Non-current consumer loans, net	—	—	50,587	—	50,587
Other assets, net	—	8,633	10,810	—	19,443
Total assets	$414,109	$877,123	$340,868	$(494,027)	$1,138,073
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$—	$31,126	$—	$31,126
Current capital lease obligations	—	395	—	—	395
Accounts payable and other accrued expenses	95	46,495	24,106	—	70,696
Customer layaway deposits	—	5,884	856	—	6,740
Intercompany payables	(170,788)	371,474	84,983	(285,669)	—
Federal income taxes payable	9,875	(6,168)	(3,707)	—	—
Total current liabilities	(160,818)	418,080	137,364	(285,669)	108,957
Long-term debt, less current maturities	114,700	—	61,040	—	175,740
Long-term capital lease obligations	—	764	—	—	764
Deferred tax liability	6,522	1,266	—	—	7,788
Deferred gains and other long-term liabilities	—	1,880	12,307	—	14,187
Total liabilities	(39,596)	421,990	210,711	(285,669)	307,436
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	44,864	—	44,864
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	470	12	—	—	482
Class B Voting Common Stock, convertible, par value $.01 per share;	30	—	—	—	30
Additional paid-in capital	294,135	78,688	102,188	(208,358)	266,653
Retained earnings	154,454	377,229	(4,452)	—	527,231
Accumulated other comprehensive income (loss)	4,616	(796)	(12,443)	—	(8,623)
EZCORP, Inc. stockholders’ equity	453,705	455,133	85,293	(208,358)	785,773
Total liabilities and stockholders’ equity	$414,109	$877,123	$340,868	$(494,027)	$1,138,073

	June 30, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$23,377	$4,115	$—	$27,492
Pawn loans, net	—	124,810	9,823	—	134,633
Consumer loans, net	—	12,423	2,014	—	14,437
Pawn service charges receivable, net	—	22,848	1,524	—	24,372
Consumer loan fees receivable, net	—	6,754	130	—	6,884
Inventory, net	—	70,326	8,705	—	79,031
Deferred tax asset	10,560	5,385	205	—	16,150
Receivable from affiliates	46,658	(46,658)	—	—	—
Income taxes receivable	3,099	—	—	—	3,099
Prepaid expenses and other assets	42	17,757	4,133	—	21,932
Total current assets	60,359	237,022	30,649	—	328,030
Investments in unconsolidated affiliates	68,321	46,456	—	—	114,777
Investments in subsidiaries	76,999	9,145	—	(86,144)	—
Property and equipment, net	—	56,522	18,527	—	75,049
Goodwill	—	159,572	7,445	—	167,017
Intangible assets, net	2,296	15,247	2,649	—	20,192
Other assets, net	—	7,207	1,349	—	8,556
Total assets	$207,975	$531,171	$60,619	$(86,144)	$713,621
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	16	47,531	5,695	—	53,242
Customer layaway deposits	—	5,703	428	—	6,131
Intercompany payables	(216,982)	169,742	47,240	—	—
Income taxes payable	8,879	(5,157)	(3,722)	—	—
Total current liabilities	(208,087)	217,819	49,641	—	59,373
Long-term debt, less current maturities	26,500	—	—	—	26,500
Deferred tax liability	(345)	1,571	11	—	1,237
Deferred gains and other long-term liabilities	(446)	2,208	447	—	2,209
Total liabilities	(182,378)	221,598	50,099	—	89,319
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	—	—	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	458	11	—	—	469
Class B Voting Common Stock, convertible, par value $.01 per share;	30	(1)	1	—	30
Additional paid-in capital	214,231	89,629	15,340	(86,144)	233,056
Retained earnings	170,202	220,039	(4,511)	—	385,730
Accumulated other comprehensive income (loss)	5,432	(105)	(310)	—	5,017
EZCorp, Inc. stockholders’ equity	390,353	309,573	10,520	(86,144)	624,302
Total liabilities and stockholders’ equity	$207,975	$531,171	$60,619	$(86,144)	$713,621

	September 30, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$20,860	$3,109	$—	$23,969
Pawn loans, net	—	134,457	10,861	—	145,318
Consumer loans, net	—	12,526	2,085	—	14,611
Pawn service charges receivable, net	—	24,792	1,663	—	26,455
Consumer loan fees receivable, net	—	6,642	133	—	6,775
Inventory, net	—	81,277	9,096	—	90,373
Deferred tax asset	12,728	5,397	—	—	18,125
Receivable from affiliates	66,450	(66,450)	—	—	—
Income taxes receivable	—	—	—	—	—
Prepaid expenses and other assets	29	25,976	4,606	—	30,611
Total current assets	79,207	245,477	31,553	—	356,237
Investments in unconsolidated affiliates	71,958	48,361	—	—	120,319
Investments in subsidiaries	84,303	44,323	—	(128,626)	—
Property and equipment, net	—	59,434	19,064	—	78,498
Deferred tax asset, non-current	—	—	—	—	—
Goodwill	—	163,897	9,309	—	173,206
Intangible assets, net	2,147	15,183	2,460	—	19,790
Other assets, net	—	7,036	1,362	2	8,400
Total assets	$237,615	$583,711	$63,748	$(128,624)	$756,450
Current liabilities:
Accounts payable and other accrued expenses	$13	$50,871	$6,516	$—	$57,400
Customer layaway deposits	—	5,711	465	—	6,176
Intercompany payables	(199,190)	178,375	20,761	54	—
Income taxes payable	9,552	(5,150)	(3,709)	—	693
Total current liabilities	(189,625)	229,807	24,033	54	64,269
Long-term debt, less current maturities	17,500	—	—	—	17,500
Deferred tax liability	5,940	1,563	828	—	8,331
Deferred gains and other long-term liabilities	—	2,102	—	—	2,102
Total liabilities	(166,185)	233,472	24,861	54	92,202
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	—	—	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	461	12	—	(2)	471
Class B Voting Common Stock, convertible, par value $.01 per share;	30	(1)	1	—	30
Additional paid-in capital	221,526	98,980	50,568	(128,676)	242,398
Retained earnings	174,860	251,418	(4,183)	—	422,095
Accumulated other comprehensive income (loss)	6,923	(170)	(7,499)	—	(746)
EZCorp, Inc. stockholders’ equity	403,800	350,239	38,887	(128,678)	664,248
Total liabilities and stockholders’ equity	$237,615	$583,711	$63,748	$(128,624)	$756,450

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2012
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$102,008	$15,924	$—	$117,932
Pawn service charges	—	49,979	6,184	—	56,163
Consumer loan fees	—	36,171	17,333	—	53,504
Other revenues	—	2,006	952	(1,593)	1,365
Total revenues	—	190,164	40,393	(1,593)	228,964
Cost of goods sold	—	62,198	10,255	—	72,453
Consumer loan bad debt	—	8,710	2,541	—	11,251
Net revenues	—	119,256	27,597	(1,593)	145,260
Operating expenses:
Operations	—	62,612	13,097	—	75,709
Administrative	—	16,200	8,090	(1,593)	22,697
Depreciation	—	4,660	1,555	—	6,215
Amortization	—	118	1,044	—	1,162
Loss on sale or disposal of assets	—	93	219	—	312
Total operating expenses	—	83,683	24,005	(1,593)	106,095
Operating income	—	35,573	3,592	—	39,165
Interest income	—	(287)	(117)	271	(133)
Interest expense	877	15	409	(271)	1,030
Equity in net income of unconsolidated affiliates	(2,247)	(1,950)	—	—	(4,197)
Other	—	500	(340)	—	160
Income before income taxes	1,370	37,295	3,640	—	42,305
Income tax expense	10,938	2	1,654	—	12,594
Net income	(9,568)	37,293	1,986	—	29,711
Net income attributable to redeemable noncontrolling interest	—	—	1,188	—	1,188
Net income attributable to EZCORP, Inc.	$(9,568)	$37,293	$798	$—	$28,523

	Three Months Ended June 30, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$104,342	$11,003	$—	$115,345
Pawn service charges	—	43,846	4,519	—	48,365
Consumer loan fees	—	36,390	2,480	—	38,870
Other revenues	14,121	327	245	(14,121)	572
Total revenues	14,121	184,905	18,247	(14,121)	203,152
Cost of goods sold	—	61,677	7,451	—	69,128
Consumer loan bad debt	—	10,311	716	—	11,027
Net revenues	14,121	112,917	10,080	(14,121)	122,997
Operating expenses:
Operations	—	58,869	7,884	—	66,753
Administrative	—	13,109	1,270	—	14,379
Depreciation	—	3,641	817	—	4,458
Amortization	—	93	128	—	221
Loss on sale or disposal of assets	—	157	12	—	169
Total operating expenses	—	75,869	10,111	—	85,980
Operating income	14,121	37,048	(31)	(14,121)	37,017
Interest income	5,008	(65)	(1)	(4,963)	(21)
Interest expense	(7,108)	2,668	63	4,963	586
Equity in net income of unconsolidated affiliates	(2,365)	(1,734)	—	—	(4,099)
Other	—	(107)	4	—	(103)
Income before income taxes	18,586	36,286	(97)	(14,121)	40,654
Income tax expense	13,877	14,127	244	(14,121)	14,127
Net income	4,709	22,159	(341)	—	26,527
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—
Net income attributable to EZCORP, Inc.	$4,709	$22,159	$(341)	$—	$26,527

	Nine Months Ended June 30, 2012
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$364,326	$45,075	$—	$409,401
Pawn service charges	—	154,854	17,545	—	172,399
Consumer loan fees	—	118,821	30,090	—	148,911
Other revenues	20,139	3,841	1,628	(22,204)	3,404
Total revenues	20,139	641,842	94,338	(22,204)	734,115
Cost of goods sold	—	217,709	26,754	—	244,463
Consumer loan bad debt	—	24,211	4,531	—	28,742
Net revenues	20,139	399,922	63,053	(22,204)	460,910
Operating expenses:
Operations	—	192,880	34,599	—	227,479
Administrative	—	51,021	14,805	(2,065)	63,761
Depreciation	—	13,027	3,778	—	16,805
Amortization	—	345	2,741	—	3,086
(Gain) loss on sale or disposal of assets	—	(129)	267	—	138
Total operating expenses	—	257,144	56,190	(2,065)	311,269
Operating income	20,139	142,778	6,863	(20,139)	149,641
Interest income	(3,525)	(672)	(274)	3,985	(486)
Interest expense	2,133	3,542	2,490	(3,985)	4,180
Equity in net income of unconsolidated affiliates	(6,725)	(6,210)	—	—	(12,935)
Other	—	166	(323)	—	(157)
Income before income taxes	28,256	145,952	4,970	(20,139)	159,039
Income tax expense	48,662	20,141	3,939	(20,139)	52,603
Net income	(20,406)	125,811	1,031	—	106,436
Net income attributable to redeemable noncontrolling interest	—	—	1,300	—	1,300
Net income attributable to EZCORP, Inc.	$(20,406)	$125,811	$(269)	$—	$105,136

	Nine Months Ended June 30, 2011
	(Unaudited)
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$334,209	$29,449	$—	$363,658
Pawn service charges	—	133,355	11,589	—	144,944
Consumer loan fees	—	119,600	6,052	—	125,652
Other revenues	46,658	681	297	(46,658)	978
Total revenues	46,658	587,845	47,387	(46,658)	635,232
Cost of goods sold	—	199,625	19,633	—	219,258
Consumer loan bad debt	—	25,875	1,920	—	27,795
Net revenues	46,658	362,345	25,834	(46,658)	388,179
Operating expenses:
Operations	—	176,145	21,157	—	197,302
Administrative	—	52,827	3,423	—	56,250
Depreciation	—	10,462	2,208	—	12,670
Amortization	—	320	334	—	654
(Gain) loss on sale or disposal of assets	—	(132)	130	—	(2)
Total operating expenses	—	239,622	27,252	—	266,874
Operating income	46,658	122,723	(1,418)	(46,658)	121,305
Interest income	(15)	(202)	(1)	183	(35)
Interest expense	(6,511)	7,691	189	(183)	1,186
Equity in net income of unconsolidated affiliates	(6,797)	(5,360)	—	—	(12,157)
Other	—	(168)	8	—	(160)
Income before income taxes	59,981	120,762	(1,614)	(46,658)	132,471
Income tax expense	46,108	46,677	550	(46,658)	46,677
Net income	13,873	74,085	(2,164)	—	85,794
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—
Net income attributable to EZCORP, Inc.	$13,873	$74,085	$(2,164)	$—	$85,794

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended
	June 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(In thousands)
Net income (loss)	$(9,568)	$37,293	$1,986	$29,711
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,578	1,235	(11,326)	(8,513)
Unrealized holding loss arising during period	—	(108)	—	(108)
Income tax benefit (provision)	(553)	(395)	—	(948)
Other comprehensive income (loss), net of tax	1,025	732	(11,326)	(9,569)
Comprehensive income (loss)	$(8,543)	$38,025	$(9,340)	$20,142
Attributable to redeemable noncontrolling interest:
Net income	—	—	1,188	1,188
Foreign currency translation gain (loss)	—	—	(2,789)	(2,789)
Comprehensive income (loss)	—	—	(1,601)	(1,601)
Comprehensive income (loss) attributable to EZCORP, Inc.	$(8,543)	$38,025	$(7,739)	$21,743

	Three Months Ended
	June 30, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(In thousands)
Net income (loss)	$4,709	$22,159	$(341)	$26,527
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,045	1,063	337	2,445
Unrealized holding loss arising during period	—	748	—	748
Income tax provision	(366)	(634)	—	(1,000)
Other comprehensive income (loss), net of tax	679	1,177	337	2,193
Comprehensive income (loss)	$5,388	$23,336	$(4)	$28,720
Attributable to redeemable noncontrolling interest:
Net income	—	—	—	—
Foreign currency translation gain (loss)	—	—	—	—
Comprehensive income	—	—	—	—
Comprehensive income (loss) attributable to EZCORP, Inc.	$5,388	$23,336	$(4)	$28,720

	Nine Months Ended
	June 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(In thousands)
Net income (loss)	$(20,406)	$125,811	$1,031	$106,436
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,551)	(102)	(7,234)	(10,887)
Unrealized holding loss arising during period	—	(846)	—	(846)
Income tax benefit	1,242	321	—	1,563
Other comprehensive income (loss), net of tax	(2,309)	(627)	(7,234)	(10,170)
Comprehensive income (loss)	$(22,715)	$125,184	$(6,203)	$96,266
Attributable to redeemable noncontrolling interest:
Net income	—	—	1,300	1,300
Foreign currency translation adjustments	—	—	(2,293)	(2,293)
Comprehensive income	—	—	(993)	(993)
Comprehensive income (loss) attributable to EZCORP, Inc.	$(22,715)	$125,184	$(5,210)	$97,259

	Nine Months Ended
	June 30, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(In thousands)
Net Income (loss)	$13,873	$74,085	$(2,164)	$85,794
Other comprehensive income (loss):
Foreign currency translation adjustments	11,354	1,736	2,243	15,333
Unrealized holding gains arising during period	—	986	—	986
Income tax provision	(3,974)	(953)	—	(4,927)
Other comprehensive income, net of tax	7,380	1,769	2,243	11,392
Comprehensive income	$21,253	$75,854	$79	$97,186
Attributable to redeemable noncontrolling interest:
Net income	—	—	—	—
Foreign currency translation adjustments	—	—	—	—
Comprehensive income	—	—	—	—
Comprehensive income attributable to EZCORP, Inc.	$21,253	$75,854	$79	$97,186

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended June 30, 2012
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
Operating Activities:
Net income (loss)	$(20,406)	$125,811	$1,031	$106,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	13,372	6,519	19,891
Consumer loan loss provisions	—	7,609	4,527	12,136
Deferred income taxes	563	(379)	(828)	(644)
Net (gain) loss on sale or disposal of assets	—	(129)	267	138
Stock compensation	—	5,191	—	5,191
Income from investments in unconsolidated affiliates	(6,725)	(6,210)	—	(12,935)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	2,651	(1,501)	1,150
Inventory, net	—	761	(1,635)	(874)
Prepaid expenses, other current assets, and other assets, net	(13)	(11,377)	6,545	(4,845)
Accounts payable and accrued expenses	(65,383)	(48,709)	101,992	(12,100)
Customer layaway deposits	—	(582)	400	(182)
Deferred gains and other long-term liabilities	—	650	72	722
Excess tax benefit from stock compensation	(1,582)	—	—	(1,582)
Income taxes receivable/payable	(6,249)	(3,102)	981	(8,370)
Net cash provided by (used in) operating activities	$(99,795)	$85,557	$118,370	$104,132
Investing Activities:
Loans made	—	(461,023)	(110,660)	(571,683)
Loans repaid	—	304,028	78,826	382,854
Recovery of pawn loan principal through sale of forfeited collateral	—	159,913	19,768	179,681
Additions to property and equipment	—	(21,427)	(11,766)	(33,193)
Acquisitions, net of cash acquired	—	(62,504)	(62,745)	(125,249)
Dividends from unconsolidated affiliates	2,222	3,338	—	5,560
Net cash provided by (used in) investing activities	$2,222	$(77,675)	$(86,577)	$(162,030)
Financing Activities:
Proceeds from exercise of stock options	647	—	—	647
Excess tax benefit from stock compensation	1,582	—	—	1,582
Taxes paid related to net share settlement of equity awards	(1,153)	—	—	(1,153)
Change in restricted cash	—	—	(1,085)	(1,085)
Proceeds from revolving line of credit	590,700	—	4,109	594,809
Payments on revolving line of credit	(493,500)	—	(9,075)	(502,575)
Proceeds from bank borrowings	—	—	343	343
Payments on bank borrowings and capital lease obligations	—	(68)	(8,096)	(8,164)
Net cash provided by (used in) financing activities	$98,276	$(68)	$(13,804)	$84,404
Effect of exchange rate changes on cash and cash equivalents	—	—	299	299
Net increase in cash and cash equivalents	703	7,814	18,288	26,805
Cash and cash equivalents at beginning of period	—	20,860	3,109	23,969
Cash and cash equivalents at end of period	$703	$28,674	$21,397	$50,774

	Nine Months Ended June 30, 2011
	(In thousands)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
Operating Activities:
Net income	$13,873	$74,085	$(2,164)	85,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	10,782	2,542	13,324
Consumer loan loss provisions	—	9,296	1,959	11,255
Deferred income taxes	8,341	241	(11)	8,571
Net (gain) loss on sale or disposal of assets	—	(132)	130	(2)
Stock compensation	—	11,536	—	11,536
Income from investments in unconsolidated affiliates	(6,797)	(5,360)	—	(12,157)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	(545)	(439)	(984)
Inventory, net	—	(292)	(914)	(1,206)
Prepaid expenses, other current assets, and other assets, net	(2,115)	713	(3,443)	(4,845)
Accounts payable and accrued expenses	(12,558)	(4,157)	19,783	3,068
Customer layaway deposits	—	(404)	242	(162)
Deferred gains and other long-term liabilities	(446)	107	64	(275)
Excess tax benefit from stock compensation	(3,166)	—	—	(3,166)
Income taxes receivable/payable	1,100	(3,195)	(1,358)	(3,453)
Net cash provided by (used in) operating activities	$(1,768)	$92,675	$16,391	$107,298
Investing Activities:
Loans made	—	(397,416)	(68,721)	(466,137)
Loans repaid	—	251,111	45,905	297,016
Recovery of pawn loan principal through sale of forfeited collateral	—	134,668	15,286	149,954
Additions to property and equipment	—	(17,457)	(6,867)	(24,324)
Acquisitions, net of cash acquired	—	(64,823)	—	(64,823)
Dividends from unconsolidated affiliates	4,116	3,158	—	7,274
Net cash provided by (used in) investing activities	$4,116	$(90,759)	$(14,397)	$(101,040)
Financing Activities:
Proceeds from exercise of stock options	395	—	—	395
Excess tax benefit from stock compensation	3,166	—	—	3,166
Debt issuance cost	—	(2,397)	—	(2,397)
Taxes paid related to net share settlement of equity awards	(7,409)	—	—	(7,409)
Proceeds on revolving line of credit	70,000	—	—	70,000
Payments on revolving line of credit	(43,500)	—	—	(43,500)
Payments on bank borrowings	(25,000)	(4)	—	(25,004)
Net cash used in financing activities	$(2,348)	$(2,401)	$—	$(4,749)
Effect of exchange rate changes on cash and cash equivalents	—	—	129	129
Net (decrease) increase in cash and cash equivalents	—	(485)	2,123	1,638
Cash and cash equivalents at beginning of period	—	23,862	1,992	25,854
Cash and cash equivalents at end of period	$—	$23,377	$4,115	$27,492

Note O. Supplemental Consolidated Financial Information
Supplemental Consolidated Statements of Financial Position Information:
The following table provides information on amounts included in pawn service charges receivable, net, consumer loan fees, net, inventories, net and property and equipment, net:

	June 30,		September 30,
	2012	2011	2011
	(In thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$37,127	$34,739	$37,175
Allowance for uncollectible pawn service charges receivable	(11,035)	(10,367)	(10,720)
Pawn service charges receivable, net	$26,092	$24,372	$26,455
Consumer loan fees receivable:
Gross consumer loan fees receivable	$30,097	$7,381	$7,346
Allowance for uncollectible consumer loan fees receivable	(4,368)	(497)	(571)
Consumer loan fees receivable, net	$25,729	$6,884	$6,775
Inventory:
Inventory, gross	$100,970	$87,066	$99,854
Inventory reserves	(6,549)	(8,035)	(9,481)
Inventory, net	$94,421	$79,031	$90,373
Property and equipment:
Property and equipment, gross	$245,487	$200,728	$207,392
Accumulated depreciation	(145,291)	(125,679)	(128,894)
Property and equipment, net	$100,196	$75,049	$78,498

Property and equipment at June 30, 2012 includes approximately $1.2 million of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was immaterial for the three and nine-month periods ended June 30, 2012. Future minimum lease payments related to capital leases are $0.5 million, $0.5 million and $0.3 million due within one, two and three years respectively, for a total of $1.3 million, of this amount $0.2 million represents interest, and the present value of net minimum lease payments as of June 30, 2012 was $1.1 million.
Other Supplemental Information:

	June 30,		September 30,
	2012	2011	2011
	(In thousands)
Consumer loans:
Expected LOC losses	$1,775	$1,664	$1,795
Maximum exposure for LOC losses	$24,842	$29,589	$30,268

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part II, Item 1A — Risk Factors” of this report and "Part I, Item 1A—Risk Factors" of our Annual Report on FOrm 10-K for the year ended September 30, 2011.

Overview
We are a leading provider of instant cash solutions. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including payday loans, installment loans and auto title loans, and in Texas only, fee-based credit services to customers seeking loans. The acquisition of a 60% interest in Crediamigo marks our initial entry into the unsecured lending market in Mexico. Crediamigo has approximately 170 payroll withholding agreements with Mexican employers, primarily federal, state and local governments and agencies, and provides long-term consumer loans to the agencies’ employees. In the current quarter, we acquired a 72% interest in Cash Genie, which offers short-term consumer loans online in the United Kingdom.
At June 30, 2012, we operated a total of 1,250 locations, consisting of 464 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn) and seven retail stores (operating as Cash Converters), 223 pawn stores in Mexico (operating as Empeño Fácil or Empeñe su Oro), 443 U.S. financial services stores (operating primarily as EZMONEY), 32 financial services stores in Canada (operating as CASHMAX ), 36 financial and retail services stores in Canada (operating as Cash Converters) and 45 Crediamigo locations in Mexico. In addition, we are the franchisor for 12 franchised Cash Converters stores in Canada. We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 150 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 600 locations that buy and sell second-hand merchandise and offer financial services.
Our business consists of three reportable segments: The U.S. & Canada segment, which includes all business activities in the United States and Canada; Latin America segment, which includes our Empeño Fácil Pawn operations and Crediamigo financial services operations in Mexico; and Other International segment, which currently includes the Cash Genie online business in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International.
The following tables present stores by segment:

	Three Months Ended June 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	970	250	—	1,220	12
De novo	4	19	—	23	—
Acquired	9	—	—	9	—
Sold, combined, or closed	(1)	(1)	—	(2)	—
End of period	982	268	—	1,250	12

	Nine Months Ended June 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	12	46	—	58	—
Acquired	49	45	—	94	—
Sold, combined, or closed	(12)	(1)	—	(13)	(1)
End of period	982	268	—	1,250	12

	Three Months Ended June 30, 2011
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	910	147	—	1,057	—
De novo	1	8	—	9	—
Acquired	23	—	—	23	13
Sold, combined, or closed	(6)	—	—	(6)	(1)
End of period	928	155	—	1,083	12

	Nine Months Ended June 30, 2011
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	891	115	—	1,006	—
De novo	16	40	—	56	—
Acquired	32	—	—	32	13
Sold, combined, or closed	(11)	—	—	(11)	(1)
End of period	928	155	—	1,083	12
Pawn and Retail Activities
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $125 and $145 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $60 U.S. dollars.
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
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At June 30, 2012, our total allowance was 6.5% of gross inventory compared to 9.2% at June 30, 2011 and 9.5% at September 30, 2011. Changes in the valuation allowance are charged to merchandise cost of goods sold.

Consumer Loan Activities
At June 30, 2012, 290 of our U.S. financial services stores and 25 of our U.S. pawn stores in Texas offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain two types of signature loans from the unaffiliated lenders. In all stores offering signature loan credit services, customers can obtain payday loans, with principal amounts up to $1,500 but averaging about $505. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 22% of the loan amount for our credit services offered in connection with payday loans. In the financial services stores offering credit services, customers can obtain longer-term unsecured installment loans from the unaffiliated lenders. There are two types of installment loans offered in connection with our credit services. All installment loans typically carry terms of about five months with ten equal installment payments, including principal amortization, due on customers’ paydays. Traditional installment loan principal amounts range from $1,525 to $3,000, but average about $2,145, and with each semi-monthly or bi-weekly installment payment, we earn a fee of 11% of the initial loan amount. Low dollar installment loan principal amounts range from $100 to $1,500, but average about $695. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13-14% of the initial loan amount. At June 30, 2012, payday loans comprised 86% of the balance of signature loans brokered through our credit services, and installment loans comprised the remaining 14%.
Outside of Texas, we earn loan fee revenue on our consumer loans. In 20 U.S. pawn stores, 79 U.S. financial services stores and 67 Canadian financial services stores we offer payday loans subject to state or provincial law. The average payday loan amount is approximately $440 and the term is generally less than 30 days, averaging about 17 days. We typically charge a fee of 15% to 22% of the loan amount. In 115 of our U.S. financial services stores and three U.S. pawn stores, we offer installment loans subject to state law. These installment loans carry a term of four to seven months, with a series of equal installment payments including principal amortization, due monthly, semi-monthly or on the customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. We began offering installment loans rather than payday loans in Wisconsin in January 2011 and in Missouri in June 2011. Installment loan principal amounts range from $100 to $3,000, but average approximately $555.
At June 30, 2012, 399 of our U.S. financial services stores and 44 of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $825. We earn a fee of 12.5% to 25% of auto title loan amounts. In the current quarter, in Texas, we began assisting customers in obtaining longer-term auto title installment loans from unaffiliated lenders. Auto installment loans typically carry terms of two to four months with up to four equal installments. Auto installment loan principal amounts range from $150 to $10,000, but average about $850, and with each installment payment, we earn a fee of 5-14% of the initial loan amount.
In Mexico, Crediamigo offers installment consumer loans with typical annual yields of around 70% and collects interest and principal through payroll deductions. The average loan is approximately $1,150 with a term of 32 months.
Acquisitions
In the current quarter, we acquired nine pawn stores located in the state of Minnesota and a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K under the name "Cash Genie," for total consideration of $43.7 million, net of cash acquired. In the prior year quarter we acquired 23 stores located in Florida, Iowa, Wisconsin, Utah and the Chicago metropolitan area for approximately $33.3 million, net of cash acquired. The results of all acquired stores have been consolidated with our results since their acquisition.
International Growth
With continued execution of the our geographic and product diversification strategy nearly 20% of our consolidated segment contribution in the quarter was attributable to areas outside the United States, up from 9% a year earlier. Total revenue in the Latin America and Other International segments combined more than doubled, with combined segment contribution increasing 142%. These year-over year increases are the result of continued strength in our Empeño Fácil business in Mexico, the acquisition of controlling interests in Crediamigo and Cash Genie, and our strategic investments in the United Kingdom and Australia.
Other
Included in the results for the nine-month period ended June 30, 2011 is a pre-tax administrative expense charge of $10.9 million related to the October 2010 retirement of our former Chief Executive Officer, including $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. The prior year quarter income tax expense reflects a $3.8 million tax benefit related to this charge.

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
Revenue Recognition
We recognize consumer loan fees related to loans we directly originate based on the percentage of consumer loans made that we believe to be collectible. We earn credit service fees when we assist customers in obtaining consumer loans from unaffiliated lenders, and we recognize the fee revenue ratably over the life of the related loans. We reserve the percentage of interest and credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection.
Bad Debt Expense
We consider a consumer loan defaulted if it has not been repaid or renewed, when applicable, by the maturity date. If one payment of an installment loan is delinquent, that one payment is considered defaulted. If more than one installment payment is delinquent at any time, the entire installment loan is considered defaulted. We charge loan principal of loans we directly originate to consumer loan bad debt. In Texas, we issue letters of credit to enhance the creditworthiness of our customers, which assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient fund fees. We charge amounts paid under letters of credit to consumer loan bad debt. In Mexico, we consider consumer loans made by Crediamigo defaulted if the customer is no longer employed and therefore we are no longer entitled to receive payments via payroll withholdings. Once we receive notice that the customer’s employment has been terminated, we charge the loan principal to consumer loan bad debt, leaving only active loans in the reported balance. We record recoveries of defaulted loans as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery, and record the proceeds from such sales as a reduction of bad debt at the time of the sale.
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
Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended June 30, 2012 and 2011 (the “current quarter” and “prior quarter," respectively):

	Three Months Ended June 30,		Percentage Change
	2012	2011
	(In thousands)
Revenues:
Sales	$117,932	$115,345	2.2%
Pawn service charges	56,163	48,365	16.1%
Consumer loan fees	53,504	38,870	37.6%
Other	1,365	572	138.6%
Total revenues	228,964	203,152	12.7%
Cost of goods sold	72,453	69,128	4.8%
Consumer loan bad debt	11,251	11,027	2.0%
Net revenues	$145,260	$122,997	18.1%
Net income attributable to EZCORP, Inc.	$28,523	$26,527	7.5%

Nine Months Ended June 30, 2012 vs. Nine Months Ended June 30, 2011
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2012 and 2011 (the “current nine-month period” and “prior nine-month period,” respectively):

	Nine Months Ended June 30,		Percentage Change
	2012	2011
	(In thousands)
Revenues:
Sales	$409,401	$363,658	12.6%
Pawn service charges	172,399	144,944	18.9%
Consumer loan fees	148,911	125,652	18.5%
Other	3,404	978	248.1%
Total revenues	734,115	635,232	15.6%
Cost of goods sold	244,463	219,258	11.5%
Consumer loan bad debt	28,742	27,795	3.4%
Net revenues	$460,910	$388,179	18.7%
Net income attributable to EZCORP, Inc.	$105,136	$85,794	22.5%

Segment Results of Operations
Three Months Ended June  30, 2012 vs. Three Months Ended June 30, 2011
The following discussion compares our results of operations for the quarter ended June 30, 2012 to the quarter ended June 30, 2011. It should be read with the accompanying unaudited financial statements and related notes.
In the current quarter, consolidated total revenues increased 13%, or $25.8 million, to $229.0 million, compared to the prior year quarter. The increase was primarily driven by a 16% increase in pawn service charges, a 38% increase in consumer loan fees, which includes consumer loan fees of $17.8 million and $3.9 million from Crediamigo and Cash Genie, respectively, and an 18% increase in merchandise sales, partially offset by a 17% decrease in jewelry scrapping sales. Net revenues of $145.3 million, increased $22.3 million, or 18%, and store operations increased $9.0 million or 13%. Administrative expenses of $22.7 million increased $8.3 million, $4.9 million of which result from the consolidation of Crediamigo and Cash Genie, neither of which are store-based operations, and therefore, the majority of their cost base is included in administrative expenses. After a $2.7 million increase in depreciation and amortization, a $0.3 million increase in interest, a $1.5 million decrease in income tax expense and the $1.2 million in net income attributable to the noncontrolling interest, net income attributable to EZCORP, Inc. increased 8% to $28.5 million.

U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Merchandise sales	$65,799	$58,173
Jewelry scrapping sales	37,456	46,514
Pawn service charges	49,979	43,846
Consumer loan fees	39,243	38,870
Other revenues	649	566
Total revenues	193,126	187,969
Merchandise cost of goods sold	38,519	32,924
Jewelry scrapping cost of goods sold	24,415	28,951
Consumer loan bad debt	9,368	11,027
Net revenues	120,824	115,067
Operations expense:
Store operations	65,975	61,347
Administrative	5,970	4,293
Depreciation	3,622	2,828
Amortization	142	117
Loss on sale or disposal of assets	93	157
Interest	(1)	20
Other	614	2
Segment contribution	$44,409	$46,303
Other data:
Gross margin on merchandise sales	41.5%	43.4%
Gross margin on jewelry scrapping sales	34.8%	37.8%
Gross margin on total sales	39.0%	40.9%
Average pawn loan balance per pawn store at period end	$285	$293
Average yield on pawn loan portfolio (a)	164%	157%
Pawn loan redemption rate	83%	82%
Consumer loan bad debt as a percentage of consumer loan fees	24%	28%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues increased $5.2 million, or 3% from the prior year quarter to $193.1 million. Same store total revenues decreased $9.4 million, or 5%, and new and acquired stores net of closed stores contributed $14.6 million. In the current quarter, we acquired 9 pawn stores in the U.S. for $11.3 million. As part of this acquisition, we began operations in the state of Minnesota, bringing the total number of states in which we operate to 24 at June 30, 2012.
Our current quarter pawn service charge revenue increased 14%, or $6.1 million, from the prior year quarter to $50.0 million. Same store pawn service charges increased $3.2 million, or 7%, with new and acquired stores net of closed stores contributing $2.9 million. The same store improvement was due to a 2% increase in average same store pawn loan balance coupled with a higher yield.
The current quarter merchandise sales gross profit increased $2.0 million, or 8%, from the prior year quarter to $27.3 million.

This was due to an increase of $8.1 million in sales from new and acquired stores net of closed stores, partially offset by a 1%, or $0.5 million decrease in same store sales and a 1.9 percentage point decrease in gross margins. The decrease in gross margins is due to a shift in sales mix from jewelry sales to general merchandise. On a same store basis, general merchandise sales were up 9% while jewelry sales were down 19%.
Gross profit on jewelry scrapping sales decreased $4.5 million, or 26%, from the prior year quarter to $13.0 million. Jewelry scrapping revenues decreased $9.1 million, or 19%, due to a 28% decrease in gold volume partially offset by a 10% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $12.0 million, or 26%, and new and acquired stores contributed $3.1 million. Jewelry scrapping sales include the sale of approximately $2.1 million of loose diamonds removed from scrap jewelry in the current quarter and $2.6 million in the prior year quarter. Scrap cost of goods decreased $4.5 million, or 16%, as a result of a 13% increase average cost per gram of jewelry scrapped and the decrease in volume.
Declining volume in both gold purchases and forfeited collateral from pawn loans resulted in the decline in gold scrapping volume in the quarter, continuing a trend that started in the prior year quarter. Although the percentage of our pawn balance represented by jewelry has remained relatively unchanged over time in dollar terms, volumes measured in grams have declined as prices have risen. Redemption rates for pawned jewelry have also risen gradually reaching 86% in the current quarter. Same store purchases of gold jewelry decreased 38% in the current quarter, also continuing a recent trend. As a result of fewer forfeited items and purchases, scrap sales decreased 26% in the quarter on a same store basis.
The current quarter’s consumer loan fees remained relatively constant at $39.2 million, a 1% increase over the prior year quarter; however, net fees increased 7%, reflecting a significant improvement in bad debt performance. Consumer loan bad debt as a percentage of fees is 24% in the current quarter compared to 28% in the prior year quarter. The improvement in bad debt was due to continuing improvements in the store level execution of servicing the customer and the loan, as well as enhanced productivity measurement tools and enhanced use of technology in our collections department.
Total segment operations expense increased to $76.4 million (40% of revenues) in the current quarter from $68.8 million (37% of revenues) in the prior year quarter. Store operations expense increased $4.6 million, or 8%, due to higher operating costs resulting from new and acquired stores. Administrative expenses increased 39%, or $1.7 million, to $6.0 million mainly due to increased labor, benefits and additional investments made in infrastructure to support our growth. Depreciation and amortization increased 28%, or $0.8 million, from the prior year quarter to $3.8 million, mainly due to assets placed in service at new and acquired stores.
In the current quarter, U.S. & Canada delivered a segment contribution of $44.4 million, a $1.9 million decrease compared to the prior year quarter driven by the challenges related to jewelry merchandise sales and gold scrap sales; however, other elements of the business continued to show strength, offsetting to a large extent, the challenges in the gold and jewelry environment.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Merchandise sales	$10,159	$6,401
Jewelry scrapping sales	4,518	4,257
Pawn service charges	6,184	4,519
Consumer loan fees	10,381	—
Other revenues	558	6
Total revenues	31,800	15,183
Merchandise cost of goods sold	5,735	3,767
Jewelry scrapping cost of goods sold	3,784	3,486
Consumer loan bad debt	632	—
Net revenues	21,649	7,930
Operations expense:
Store operations	8,792	5,406
Administrative	4,335	1,014
Depreciation	1,054	639
Amortization	999	104
(Gain)/loss on sale or disposal of assets	(4)	12
Interest, net	22	2
Other	(13)	2
Segment contribution	$6,464	$751
Other data:
Gross margin on merchandise sales	43.5%	41.1%
Gross margin on jewelry scrapping sales	16.2%	18.1%
Gross margin on total sales	35.1%	31.9%
Average pawn loan balance per pawn store at period end	$60	$63
Average yield on pawn loan portfolio (a)	187%	187%
Pawn loan redemption rate	75%	73%
Consumer loan bad debt as a percentage of consumer loan fees	6%	N/A

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 13.5 to 1, 15% weaker than the prior year quarter’s rate of 11.7 to 1. Total revenues increased 109% in U.S. dollars and 142% in peso terms. Operating expenses increased 112% in U.S. dollars and 135% increase in peso terms. In the current quarter, we opened 19 de novo stores.

The Latin America segment total revenues increased $16.6 million, or 109%, in the current quarter to $31.8 million. Same store total revenues increased 4% to $15.8 million, and new and acquired stores contributed $16.0 million. The overall increase in total revenues was mostly due the inclusion of $10.4 million Crediamigo consumer loan fees, a $4.0 million increase in merchandise and jewelry scrapping sales and $1.7 million increase in pawn service charges.
Latin America’s pawn service charge revenues increased $1.7 million, or 37%, in the current quarter to $6.2 million. Same store pawn service charges increased 7% to $4.8 million and new and acquired stores contributed $1.3 million. The total increase was due to a 37% increase in outstanding pawn loan balance from the prior year quarter. On a same store basis the average pawn loan balance during the period increased 4%.
Merchandise gross profit increased $1.8 million or 68%, from the prior year quarter to $4.4 million. The increase was due to a $1.1 million, or 17%, same store sales increase and $2.7 million in sales from new and acquired stores coupled with a 2.4 percentage point increase in gross margins to 43.5%.
Gross profit on jewelry scrapping sales remained relatively constant at $0.7 million. Jewelry scrapping revenues increased 6% to $4.5 million, as the 5% decrease in gold volume was mostly offset by an 8% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $0.9 million, or 21%, and new and acquired stores contributed $1.1 million. Scrap cost of goods increased $0.3 million or 9%.
The Crediamigo acquisition marks our initial entry into the non-secured loan business in Mexico. In the current quarter, Crediamigo contributed total revenues of $10.8 million and net revenues of $10.2 million after bad debt as a percentage of consumer loan fees of 6%.
Total segment operations expense increased to $15.2 million (48% of revenues) in the current quarter from $7.2 million (47% of revenues). Stores operations expenses increased $3.4 million, or 63%, due to higher operating costs resulting from the addition of 68 Empeño Fácil stores since the prior year quarter and $1.5 million related to Crediamigo sales commissions. Segment administrative expenses increased $3.3 million from the prior year quarter to $4.3 million mainly due to Crediamigo administrative expenses and other acquisition costs. Depreciation and amortization increased $1.3 million from the prior year quarter to $2.1 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets.
In the current quarter, Crediamigo refinanced a portion of its $92.2 million of third party debt at a lower interest rate. This refinancing led to a one-time reduction in interest expense of $2.8 million due to the acceleration of the amortization of the debt premium associated with the refinanced debt. The lower interest rate will result in reduced interest expense going forward. Crediamigo is continuing to refinance other portions of its debt at lower interest rates.
In the current quarter, Latin America's segment contribution increased $5.7 million to $6.5 million. Contribution margin increased 15.4 percentage points to 20.3% from the prior year quarter. For the current quarter Latin America's segment contribution represents 12% of consolidated segment contribution compared to 1% a year ago, this 11 percentage point increase makes Latin America our fastest growing segment.

Other International
The following table presents selected financial data for the Other International segment:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Consumer loan fees	$3,880	$—
Other revenues	158
Total revenues	4,038	—
Consumer loan bad debt	1,251	—
Net revenues	2,787	—
Operations expense:
Store operations	942	—
Administrative	1,870	506
Depreciation	73	—
Amortization	21	—
Loss on sale or disposal of assets	223	—
Interest	(1)	—
Equity in net income of unconsolidated affiliates	(4,197)	(4,099)
Other	(441)	(107)
Segment contribution	$4,297	$3,700
Other data:
Consumer loan bad debt as a percent of consumer loan fees	32%	N/A
On April 14, 2012, we acquired a 72% interest in Cash Genie, an online lending business in the U.K. Since acquisition, Cash Genie's consumer loan fees were $3.9 million, with bad debt as a percentage of fees at 32%. After operations and administrative expenses, and other smaller items, Cash Genie broke even for the quarter.
Our equity in the net income of unconsolidated affiliates (Albemarle & Bond and Cash Converters International) increased 2% from the prior year quarter to $4.2 million. As we recognize their earnings on a three month lag, our current quarter equity in their net income represents our estimate of their earnings from January 1, 2012 to March 31, 2012.
In the current quarter, segment contribution from the Other International segment increased $0.6 million to $4.3 million. For the current quarter, the segment's contribution represents 8% of total contribution compared to 7% in the prior year quarter.

Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Segment contribution	$55,170	$50,754
Administrative expenses	10,522	8,566
Depreciation and amortization	1,466	991
Interest, net	877	543
Consolidated income before income taxes	42,305	40,654
Income tax expense	12,594	14,127
Net income	29,711	26,527
Net income attributable to noncontrolling interest	1,188	—
Net income attributable to EZCORP, Inc.	$28,523	$26,527
Corporate expenses increased $2.7 million, or 27%, to $12.9 million mainly as a result of a 62% increase in interest expense due to greater utilization of our revolver, a 23% increase in administrative expenses due to continued investment in growth and profitability initiatives and a 48% increase in depreciation due to new assets placed in service as a result of investment in infrastructure to support our globalization strategy.
Consolidated income before taxes increased $1.7 million, or 4%, to $42.3 million due to an $5.7 million and $0.6 million increase in contribution from the Latin America and Other International segments respectively, partially offset by an $1.9 million decrease in contribution from the U.S. & Canada segment and a $2.7 million increase in corporate expenses.
Income tax expense decreased $1.5 million, or 11%, due to a 4.9 percentage points decrease in the quarter's effective tax rate from 35% to 30.1%, as our effective tax rate for the year was reduced from 35% to 33.5%, reflecting the success and growth of our business in areas outside of the United States.
In the current quarter, net income attributable to EZCORP, Inc. increased $2.0 million, or 8%, to $28.5 million, after a $1.2 million of net income attributable to the noncontrolling interest.

Nine Months Ended June 30, 2012 vs. Nine Months Ended June 30, 2011
The following discussion compares our results of operations for the nine-month period ended June 30, 2012 to the nine-month period ended June 30, 2011. It should be read with the accompanying unaudited financial statements and related notes.
In the current nine-month period, consolidated total revenues increased 16%, or $98.9 million, to $734.1 million, compared to the prior nine-month period. Same store total revenues increased $3.9 million, or 1%, and new and acquired stores contributed $95.0 million. Net income attributable to EZCORP, Inc. increased 23% to $105.1 million.

U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Merchandise sales	$227,849	$196,898
Jewelry scrapping sales	139,736	138,068
Pawn service charges	154,854	133,355
Consumer loan fees	127,061	125,652
Other revenues	2,444	944
Total revenues	651,944	594,917
Merchandise cost of goods sold	132,469	112,605
Jewelry scrapping cost of goods sold	87,102	87,416
Consumer loan bad debt	26,136	27,795
Net revenues	406,237	367,101
Operations expense:
Store operations	203,190	182,769
Administrative	17,841	14,103
Depreciation	10,121	8,194
Amortization	414	353
Gain on sale or disposal of assets	(82)	(15)
Interest, net	3	20
Other	345	5
Segment contribution	$174,405	$161,672
Other data:
Gross margin on merchandise sales	41.9%	42.8%
Gross margin on jewelry scrapping sales	37.7%	36.7%
Gross margin on total sales	40.3%	40.3%
Average pawn loan balance per pawn store at period end	$285	$293
Average yield on pawn loan portfolio (a)	160%	159%
Pawn loan redemption rate	83%	82%
Consumer loan bad debt as a percentage of consumer loan fees	21%	22%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues increased $57.0 million, or 10%, from the prior nine-month period to $651.9 million. Same store total revenues stayed relatively constant at $592.9 million. New and acquired stores total revenue for the nine-month period was $59.0 million. In the current nine-month period, we acquired 26 pawn stores, seven retail stores, 15 financial services stores in the U.S. and one retail store in Canada for $73.4 million. As part of these acquisitions, we began operations in the states of Pennsylvania, Virginia, Hawaii and Minnesota, bringing the total number of states in which we operate at June 30, 2012 to 24.
Our current nine-month period pawn service charge revenue increased 16%, or $21.5 million, from the prior nine-month period to $154.9 million. Same store pawn service charges increased 10.3 million, or 8%, with new and acquired stores net of closed stores contributing $11.2 million. The same store improvement was due to a 6% increase in average same store pawn loan balance.
The current nine-month period merchandise sales gross profit increased $11.1 million, or 13%, from the prior nine-month period to $95.4 million. This was due to $30.1 million in sales from new and acquired stores net of closed stores, a $0.9 million increase in same store sales, partially offset by a 0.9 percentage point decrease in gross margins. The decrease in gross margins is primarily due to a shift in sales mix from jewelry sales to general merchandise. On a same store basis, general merchandise sales were up 8% while jewelry sales were down 15%.
Gross profit on jewelry scrapping sales increased $2.0 million, or 4%, from the prior nine-month period to $52.6 million. Jewelry scrapping revenues increased $1.7 million, or 1%, due to an 18% increase in proceeds realized per gram of gold jewelry scrapped mostly offset by a 17% decrease in gold volume. Same store jewelry scrapping sales decreased $11.6 million, or 8%, and new and acquired stores contributed $13.1 million. Jewelry scrapping sales include the sale of approximately $7.8 million of loose diamonds removed from scrap jewelry in the current period and $4.0 million in the prior year period. The increase in cost per gram was mostly offset by the decrease in volume, and as a result scrap cost of goods remained relatively constant at $87.1 million.
The current nine-month period consumer loan fees increased $1.4 million, or 1%. Same store consumer loan fees remained relatively constant at $122.5 million, and consumer loan fees from new and acquired stores were $4.6 million. Consumer loan bad debt as a percentage of fees decreased 1.6 percentage points to 21%.
Total segment operations expense increased to $231.8 million (36% of revenues) in the current nine-month period from $205.4 million (35% of revenues) in the prior nine-month period. The dollar increase was due to an 11%, or $20.4 million, increase in store operations expenses due to operating costs resulting from new and acquired stores, a 27%, or $3.7 million increase in administrative expenses from the prior year period to $17.8 million mainly due to increased labor, benefits and additional investments made in infrastructure to support our growth, a 23%, or $2.0 million increase in depreciation and amortization from the prior year period to $10.5 million, mainly due to assets placed in service at new and acquired stores, and $0.3 million increase in other expenses.
In the current nine-month period U.S. & Canada delivered a segment contribution of $174.4 million, a $12.7 million increase compared to the prior nine-month period. While have experienced some challenges related to jewelry merchandise sales and gold scrap sales, other elements of the business have continued to show strength, offsetting to a large extent, the challenges in the gold and jewelry environment.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Merchandise sales	$30,000	$17,329
Jewelry scrapping sales	11,816	11,363
Pawn service charges	17,545	11,589
Consumer loan fees	17,764	—
Other revenues	802	34
Total revenues	77,927	40,315
Merchandise cost of goods sold	16,061	10,036
Jewelry scrapping cost of goods sold	8,831	9,201
Consumer loan bad debt	1,140	—
Net revenues	51,895	21,078
Operations expense:
Store operations	23,001	14,533
Administrative	9,964	3,030
Depreciation	2,576	1,723
Amortization	2,651	301
(Gain)/loss on sale or disposal of assets	(3)	13
Interest, net	1,755	4
Other	3	3
Segment contribution	$11,948	$1,471
Other data:
Gross margin on merchandise sales	46.5%	42.1%
Gross margin on jewelry scrapping sales	25.3%	19.0%
Gross margin on total sales	40.5%	33.0%
Average pawn loan balance per pawn store at period end	$60	$63
Average yield on pawn loan portfolio (a)	195%	184%
Pawn loan redemption rate	76%	73%
Consumer loan bad debt as a percentage of consumer loan fees	6%	N/A

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s results from Mexican pesos to U.S. dollars was 13.4 to 1, 10% higher than the prior year’s rate of 12.1 to 1. Total revenues increased 93% in U.S. dollars and 111% in peso terms. Operating expenses increased 104% in U.S. dollars and 120% increase in peso terms. In the current nine-month period, we opened 46 de novo stores and on January 30, 2012 acquired 60% interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City, with 45 loan servicing locations throughout the country. Crediamigo is included in our results for five months of the nine-month period.
The Latin America segment total revenues increased $37.6 million, or 93%, in the current nine-month period to $77.9 million. Same store total revenues increased $3.6 million, or 9%, and new and acquired stores contributed $34.0 million. The overall increase in total revenues was mostly due to the $17.8 million Crediamigo consumer loan fees, $13.1 million increase in merchandise and jewelry scrapping sales and a $6.0 million increase in pawn service charges.

Latin America’s pawn service charge revenues increased $6.0 million, or 51%, in the current nine-month period to $17.5 million. Same store pawn service charges increased approximately $1.8 million, or 15%, and new and acquired stores contributed $4.2 million. The total increase was due to a 37% increase in outstanding pawn loan balance coupled with a 11 percentage point increase in the pawn yield. The yield increased primarily due to a 3 percentage point increase in the loan redemption rate as we continued to focus on loan values.
Merchandise gross profit increased $6.6 million, or 91%, from the prior nine-month period to $13.9 million. The increase was due to a $4.1 million, or 24%, same store sales increase and $8.6 million in sales from new and acquired stores coupled with a 4.4 percentage point increase in gross margins to 46.5%.
Gross profit on jewelry scrapping sales increased $0.8 million, or 38%, from the prior nine-month period to $3.0 million. Jewelry scrapping revenues increased 4% to $11.8 million, as the 15% decrease in gold volume was offset by a 17% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $2.4 million, or 21%, and new and acquired stores contributed $2.9 million. Scrap cost of goods decreased $0.4 million or 4.0%, as the the decrease in volume, was partially offset by a 7% increase in cost per gram.
The Crediamigo acquisition marks our initial entry into the non-secured loan business in Mexico. In the current nine-month period Crediamigo contributed total revenues of $18.2 million and net revenues of $17.0 million after bad debt as a percentage of consumer loan fees of 6%.
Total operations expense increased to $39.9 million (51% of revenues) in the current nine-month period from $19.6 million (49% of revenues). The dollar increase was due to a 58%, or $8.5 million, increase in store operations expenses due to higher operating costs resulting from the addition of 68 Empeño Fácil stores since the end of the prior nine-month period and $2.8 million related to Crediamigo commissions, a $6.9 million increase in administrative expenses from the prior nine-month period to $10.0 million, mainly due to Crediamigo administrative expenses and other acquisition costs, a $3.2 million increase in depreciation and amortization from the prior nine-month period to $5.3 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets, as well as a $1.8 million increase in net interest expense related to Crediamigo’s debt.
In June 2012, Crediamigo refinanced a portion of its $92.2 million of third party debt at a lower interest rate. This refinancing led to a one-time reduction in interest expense of $2.8 million due to the acceleration of the amortization of the debt premium associated with the refinanced debt. The lower interest rate will result in reduced interest expense going forward. Crediamigo is continuing to refinance other portions of its debt at lower interest rates.
In the current nine-month period, the $30.8 million greater net revenues were significantly offset by the $20.3 million higher operations expense, resulting in a $10.5 million increase in contribution for the Latin America segment. Contribution margin increased 11.7 percentage points to 15.3%. For the current nine-month period Latin America's segment contribution represents 6% of consolidated segment contribution compared to 1% a year ago, this 5.0 percentage point increase makes Latin America our fastest growing segment.

Other International
The following table presents selected financial data for the Other International segment:

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Consumer loan fees	$4,086	$—
Other	158	—
Total revenues	4,244	—
Consumer loan bad debt	1,466	—
Net revenues	2,778	—
Operations expense:
Store operations	1,288	—
Administrative	2,292	558
Depreciation	109	—
Amortization	21	—
Loss on sale or disposal of assets	223	—
Interest, net	(1)	—
Equity in net income of unconsolidated affiliates	(12,935)	(12,157)
Other	(505)	(168)
Segment contribution	$12,286	$11,767
Other data:
Consumer loan bad debt as a percent of consumer loan fees	36%	N/A

In the first quarter of fiscal 2012 we began offering consumer loans online in the U.K. On April 14, we acquired a 72% interest in Cash Genie, an online lending business in the U.K. and consolidated with our existing U.K. operations. For the current nine-month period consumer loan fees were $4.1 million with bad debt as a percentage of fees at 36%.
Our equity in the net income of unconsolidated affiliates increased $0.8 million, or 6%, from the prior nine-month period to $12.9 million. The increase is due to a strong performance from Albermarle & Bond offset by a slight decrease by Cash Converters International due to a series of one-time costs.
In the current nine-month period, operations expenses were $3.4 million, which include $2.9 million of Cash Genie expenses.

Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Segment contribution	$198,639	$174,910
Administrative expenses	33,664	38,559
Depreciation	3,999	2,753
Interest, net	1,937	1,127
Consolidated income before income taxes	159,039	132,471
Income tax expense	52,603	46,677
Net income	106,436	85,794
Net income attributable to noncontrolling interest	1,300	—
Net income attributable to EZCORP, Inc.	$105,136	$85,794
Corporate expenses decreased $2.8 million, or 7%, to $39.6 million as a result of a $4.9 million decrease in administrative expenses to $33.7 million. This decrease is primarily due to a pre-tax charge of $10.9 million related to the retirement of our former Chief Executive officer in the prior nine-month period. This charge included $3.4 million attributable to a cash payment and $7.5 million attributable to the accelerated vesting of restricted stock. Excluding this charge, administrative expenses increased $6.0 million, mostly related to an increase in professional fees associated with our continued investment in growth and profitability initiatives. In the current nine-month period interest expense increased 72% due to greater utilization of our revolver and depreciation increased 45% due to assets placed in service as we continue to invest in the infrastructure to support our growth.
Consolidated income before taxes increased $26.6 million, or 20%, to $159.0 million mostly due to a $12.7 million , $10.5 million and $0.5 million increase in contribution from the U.S. & Canada, Latin America and Other International segments respectively, partially offset by a $2.8 million decrease in corporate expenses .
In the current nine-month period, income tax expense increased $5.9 million, or 13%, to $52.6 million. The current nine-month period effective tax rate is 33.1% compared to 35.2% in the prior nine-month period. The decrease is primarily due to the determination that the undistributed earnings of non-U.S. subsidiaries on which income taxes were previously recorded will not be repatriated in the foreseeable future, as well as the recognition of state net operating losses.
In the current nine-month period, net income attributable to EZCORP, Inc. increased $19.3 million, or 23%, to $105.1 million, after $1.3 million of net income attributable to the noncontrolling interest.

Liquidity and Capital Resources
In the current nine-month period, our $104.1 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $130.2 million, net of (ii) $26.1 million of normal, recurring changes in operating assets and liabilities. In the prior nine-month period, our $107.3 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $118.3 million, net of (ii) $11.0 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the current and prior years were the contributions from acquisitions, organic growth throughout our other operations and revenue streams, and the decrease in stock compensation expense from the prior year which was primarily attributable to the retirement of our former CEO, net of higher taxes paid.
The $162.0 million of net cash used in investing activities during the current nine-month period was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. We received $5.6 million in dividends from our unconsolidated affiliates. We invested $125.2 million in cash to acquire 48 stores in the U.S., one store in Canada, a 60% interest in Crediamigo, a decision science model for the underwriting of consumer loans and a 72% interest in Cash Genie. Other significant investments in the period were the $33.2 million in additions of property and equipment. Partially offsetting these investments was the $9.1 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral. We also paid $1.2 million of withholding tax upon the net share settlement of restricted stock vesting, net of related tax benefits.

The net effect of these and other smaller cash flows was a $27.9 million increase in cash on hand, providing a $51.9 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations*	$195,356	$17,974	$157,541	$19,841	$—
Interest on long-term debt obligations	42,925	19,197	20,909	2,819	—
Operating lease obligations	201,136	51,747	78,976	42,020	28,393
Capital lease obligations	1,284	451	833	—	—
Total	$440,701	$89,369	$258,259	$64,680	$28,393
* Excludes debt premium related to Crediamigo
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At June 30, 2012, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $24.8 million. Of that total, $4.7 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2011, these collectively amounted to $17.4 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 443 U.S. EZMONEY financial services stores, 159 adjoin an EZPAWN store. The lease agreements at approximately 94% of the remaining 284 free-standing EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores.
In the remaining three months of the fiscal year ending September 30, 2012, we plan to open approximately 36 new stores for an aggregate investment of $6.2 million of capital expenditures plus the funding of working capital and start-up losses related to these store openings. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2012 and expect to remain in compliance based on our expected future performance. At June 30, 2012, we had borrowed $114.7 million, leaving $60.3 available on the facility.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
We have an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities. We have issued an aggregate of approximately 843,000 shares of Class A Common Stock in connection with acquisitions of several pawn stores and the acquisition of a 72% interest in Cash Genie, leaving approximately 1.2 million shares covered by the registration statement and available for issuance in future acquisitions.
On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities (and related guarantees), equity securities, warrants to purchase debt or equity securities, stock purchase contracts and stock purchase units. The proceeds of any offering and sale under that registration statement will be used for general corporate purposes, including debt reduction or refinancing, acquisitions, capital expenditures and working capital. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities. As of June 30, 2012, we had not issued any securities under this registration statement.

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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At June 30, 2012, the allowance for Expected LOC Losses was $1.8 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $24.8 million. This amount includes principal, interest and insufficient funds fees.
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
Consumer loan fees are generally highest in our third and fourth fiscal quarters (April through September) due to a higher average loan balance during the summer lending season. Consumer loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the third and fourth fiscal quarters and lowest in the second fiscal quarter due primarily to the impact of tax refunds.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining three months of the fiscal year ending September 30, 2012, our interest expense during that period would increase by approximately $143,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at June 30, 2012.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters International, our Empeño Fácil pawn operations and Crediamigo operations in Mexico, our operations in Canada and our Cash Genie operations in the U.K. Albemarle & Bond and Cash Genie's functional currency is the British pound, Cash Converters’ International functional currency is the Australian dollar, Empeño Fácil and Crediamigo’s functional currency is the Mexican peso and our Canada operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended March 31, 2012 (included in our June 30, 2012 results on a three-month lag) was a $0.8 million decrease to stockholders’ equity. The translation adjustment from Cash Genie also represents the weakening in the British pound, was a $0.6 million decrease to stockholders' equity. On June 30, 2012, the British pound weakened to £1.00 to $1.5615 U.S. from $1.5987 at March 31, 2012.
The translation adjustment from Cash Converters International representing the strengthening in the Australian dollar during the quarter ended December 31, 2011 (included in our June 30, 2012 results on a three-month lag) was a $1.0 million increase to stockholders’ equity. On June 30, 2012, the Australian dollar weakened to $1.00 Australian dollar to $1.0159 U.S. from $1.0385 at March 31, 2012.
The translation adjustment from Latin America representing the weakening of the Mexican peso during the quarter ended June 30, 2012 was a $6.4 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On June 30, 2012, the peso weakened to $1.00 Mexican peso to $0.0732 U.S. from $0.0778 at March 31, 2012.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the quarter ended June 30, 2012 was immaterial. On June 30, 2012, the Canadian dollar weakened to $1.00 Canadian dollar to $.9758 U.S. from $1.0027 at March 31, 2012.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012, June 30, 2011 and September 30, 2011; (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income for three and nine months ended June 30, 2012 and June 30, 2011 (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and June 30, 2011; and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	August 8, 2012	/s/ Stephen A. Stamp
Stephen A. Stamp Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen A. Stamp, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012, June 30, 2011 and September 30, 2011; (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2012 and June 30, 2011 (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and June 30, 2011; and (v) Notes to Consolidated Financial Statements.