Form 10-K
period 2012-09-30
EZCORP INC
filed 2012-11-20
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
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
Securities Registered Pursuant to Section 12(b) of the Act

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant was $1,525 million, based on the closing price on the NASDAQ Stock Market on March 31, 2012.
As of October 31, 2012, 48,395,890 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2012

PART I
This report contains forward-looking statements that are based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.” See also “Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results.”
Unless otherwise specified, references to the “company” or “we” refer to EZCORP, Inc. and its consolidated subsidiaries. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2012” refers to the fiscal year ended September 30, 2012.
ITEM 1. BUSINESS
General
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of instant cash solutions, employing approximately 7,200 team members and operating over 1,250 locations and branches across the United States, Mexico, Canada and the United Kingdom, with unconsolidated investments based in the United Kingdom and Australia.
We provide a variety of instant cash solutions, including collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to consumers seeking loans. At our pawn and buy/sell stores, we sell merchandise, primarily collateral forfeited from pawn lending operations and second-hand merchandise purchased from customers. We also offer prepaid debit card services to help customers better manage their money and control their spending.
During the second quarter of fiscal 2012, we entered into the unsecured lending market in Mexico with the acquisition of a 60% interest in Prestaciones Finmart, S.A.de C.V., SOFOM, E.N.R. ("Crediamigo"), a leading payroll withholding lender headquartered in Mexico City. As of September 30, 2012, Crediamigo had approximately 100 payroll withholding master agreements with Mexican employers, primarily federal, state and local governments and agencies, and provided consumer loans to the agencies' employees. In addition, during the third quarter of fiscal 2012, we acquired 72% of Ariste Holding Limited and its affiliates ("Cash Genie"), which offers short-term consumer loans online in the United Kingdom. Subsequent to the end of fiscal 2012, we increased our ownership interest in Cash Genie to 95%.
At September 30, 2012, we operated a total of 1,262 locations, consisting of 470 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn), seven U.S. buy/sell stores (operating as Cash Converters), 230 pawn stores in Mexico (operating as Empeño Fácil or Empeñe Su Oro), 442 U.S. financial services stores (operating primarily as EZMONEY), 33 financial services stores in Canada (operating as CASHMAX), 35 buy/sell and financial services stores in Canada (operating as Cash Converters) and 45 financial services branches in Mexico (operating as Crediamigo). We own approximately 30% of Albemarle & Bond Holdings, PLC, one of the United Kingdom's largest pawnbroking businesses with approximately 230 stores, and approximately 33% of Cash Converters International Limited, which is based in Australia and franchises and operates a worldwide network of approximately 700 locations that provide financial services and buy and sell second-hand goods. We also own the Cash Converters master franchise rights in Canada and are the franchisor of 10 stores there.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers and new or refurbished merchandise from third party vendors. In our Cash Converters stores, we also buy and sell second-hand goods. At our financial services stores and at some of our pawn stores, we offer a variety of consumer loan products, including single-payment, unsecured loans with maturity dates typically ranging from 7 to 30 days; multiple-payment unsecured loans that may be repaid over extended periods of up to seven months; single-payment 30-day loans secured by automobile titles; multiple-payment auto title loans that carry terms of two to five months; and revolving lines of credit, both unsecured and secured by automobile titles. In Texas, our financial services stores and our pawn stores that also offer financial services do not offer loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders. We also offer prepaid debit cards in all of our U.S. stores.
Beginning with the second quarter of fiscal 2012, we redefined our reportable operating segments based on geography. Because our company is organized and managed along geographic lines, with product offerings and channels based on local custom and regulation, we concluded that segment reporting based on geography more closely aligns with our management organization and strategic direction.

For periods ending after January 1, 2012, we report segments as follows:

•	U.S. & Canada — All business activities in the United States and Canada

•	Latin America — All business activities in Mexico and other parts of Latin America

•
Other International — All business activities in the rest of the world (currently consisting of consumer loans online in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International)

Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable financial information for the new segment structure. For revenues, profitability, assets and other information attributable to each of our segments, see Note 18, “Operating Segment Information,” to our consolidated financial statements contained in “Part II — Item 8 — Financial Statements and Supplementary Data.”
The following table presents store data by segment:

	Fiscal Year Ended September 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
New openings	17	54	—	71	—
Acquired	51	45	—	96	—
Sold, combined or closed	(14)	(2)	—	(16)	(3)
End of period	987	275	—	1,262	10
The following components comprised our total revenues for each of the last three fiscal years:

	Fiscal Year Ended September 30,
	2012	2011	2010
Merchandise sales	33%	33%	33%
Jewelry scrapping sales	21%	24%	24%
Pawn service charges	24%	23%	22%
Consumer loan (including credit service) fees	21%	20%	21%
Other revenues	1%	—%	—%
Total revenues	100%	100%	100%
Pawn and Retail Activities
At our pawn stores, we make pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. At September 30, 2012, we had an aggregate pawn loan principal balance of $157.6 million, and the average pawn loan was approximately $125. We earn pawn service charge revenue on our pawn lending. In fiscal 2012, pawn service charges accounted for approximately 24% of our total revenues and 38% of our net revenues.
While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $130 and $145 but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $60 U.S. dollars. In fiscal 2012, 2011 and 2010, and on a consolidated basis, approximately 82%, 81% and 80%, respectively, of our pawn loans were redeemed in full or were renewed or extended.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Approximately 60% of our pawn loan collateral is jewelry, and the vast majority of that is gold jewelry. We do not evaluate the creditworthiness of a pawn customer, but rely on the estimated resale value of the collateral and the perceived probability of the loan’s redemption. The sources of information we use to determine the resale value of collateral include our computerized valuation software, gold values, Internet retail and auction sites, catalogs, newspaper advertisements and previous sales of similar merchandise. We generally lend from 25% to 65% of the collateral’s estimated resale value depending on an evaluation of these factors, and up to 80% based on scrap value.
The collateral is held through the duration of the loan, which the customer may renew or extend by paying accrued pawn service charges (in the case of a renewal) or pawn service charges for the extension period (in the case of an extension). Through our lending guidelines, we maintain an annual redemption rate (the percentage of loans made that are repaid, renewed or extended) between 79% and 82%. If a customer does not repay, renew or extend a loan, the collateral is forfeited to us and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. We provide an inventory valuation allowance to ensure that this forfeited collateral is valued at the lower of cost or market.
The table below shows the dollar amount of our pawn loan activity for fiscal 2012, 2011 and 2010:

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in millions)
Loans made	$572.0	$505.2	$416.4
Loans repaid	(318.9)	(273.5)	(222.2)
Loans forfeited	(245.6)	(215.3)	(177.8)
Loans acquired in business acquisitions	6.8	8.6	2.7
Change due to foreign currency exchange fluctuations	(2.0)	(0.9)	0.4
Net increase in pawn loans outstanding at the end of the year	$12.3	$24.1	$19.5
Loans renewed	$221.6	$173.4	$124.8
Loans extended	$1,234.2	$979.6	$805.3
The redemption rate of pawn loans and the gross profit realized on the sale of forfeited collateral are dependent on the loan value of customer merchandise. Jewelry can be appraised based on weight, gold content, style and value of gemstones. Other items pawned typically consist of consumer electronics, tools, sporting goods and musical instruments. These are evaluated based on recent sales experience and the selling price of similar new merchandise, adjusted for age, wear and obsolescence.
At the time a pawn loan is made, the customer is given a pawn ticket, which shows the name and address of the pawn store and the customer, the customer’s identification information, the date of the loan, a detailed description of the pledged goods, the amount financed, the pawn service charge, the maturity date of the loan, the total amount that must be paid to redeem the loan and the annual percentage rate.
In our pawn stores and buy/sell stores, we acquire inventory for retail sales through pawn loan forfeitures and through purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. We believe our ability to offer quality second-hand goods and refurbished goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. During fiscal 2012, 2011 and 2010, we realized gross margins on sales of 43%, 43% and 42%, respectively.
During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Year Ended September 30,
	2012	2011	2010
Forfeited pawn loan collateral	72%	68%	69%
Purchases from customers	26%	30%	30%
Acquired in business acquisitions	2%	2%	1%
Total	100%	100%	100%
For fiscal 2012, 2011 and 2010, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 55%, 57% and 56%, respectively, of our total revenues, or 35%, 37% and 36%, respectively, of net revenues, after deducting the cost of goods sold. As a significant portion of our inventory and sales involve gold jewelry, our results can be heavily influenced by the market price of gold.

Customers may purchase an extended return plan (called a “product protection plan”) that allows them to return or exchange certain general (non-jewelry) merchandise sold through our retail pawn operations within three to six months of purchase. We recognize the fees for this service as revenue ratably over the three to six month period.
We also offer a jewelry VIP package, which guarantees customers a minimum future pawn loan amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry, and provides minor repair service on the item sold. These fees are recognized on sale.
Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% to 20% of the item’s sale price. We hold the item for a 60 to 180-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2012, we held $7.2 million in customer layaway deposits. We record product protection, jewelry VIP and layaway fees as sales revenue, as they are incidental to sales of merchandise.
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 4.9% of gross inventory at September 30, 2012 compared to 9.5% at September 30, 2011. The lower valuation allowance is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise.
Financial Services
We also offer a variety of financial services to customers who have limited access to other sources of credit. Many customers find our financial services a more attractive alternative than borrowing from friends or family or incurring insufficient funds fees, overdraft protection fees, utility reconnect fees and other charges imposed when they have insufficient cash to meet their needs. By utilizing our financial services, customers can exercise greater control of their personal finances without damaging the relationships they have with their merchants, service providers and family members.
The specific financial services offered varies by location, but generally include some or all of the following:
Unsecured consumer loans — We offer a variety of unsecured consumer loans, including single-payment loans, multiple-payment loans, lines of credit and payroll withholding loans:

•
Single-payment loans — Single-payment loans are short-term loans (generally less than 30 days and averaging about 16 days) with due dates corresponding to the customer’s next payday. Principal amounts of single-payment unsecured loans can be up to $1,500, but average approximately $440. In the U.S. we typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period. Online in the United Kingdom, we charge a fixed fee of 30% of the loan amount for up to 30 days.

•
Multiple-payment loans — Multiple-payment loans typically carry a term of four to seven months, with a series of equal installment payments due monthly, semi-monthly or on the customer’s paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. Principal amounts range from $100 to $3,000, but average approximately $550.

•
Line of credit — Revolving lines of credit operate similarly to a typical credit card. Customers may borrow as needed, may fully repay borrowed amounts at any point and are billed at regular intervals with certain minimum principal and fee payment requirements due in each billing cycle. Billing cycle due dates range from two weeks to a month and generally correspond with the customer’s paydays. Customers may borrow up to their approved credit line, and may re-borrow any repaid amounts. We provide lines of credit ranging from $100 to $700 and typically charge an annual fee of $30 per account and a monthly fee approximating 52% of the amount borrowed.

•
Payroll withholding loans — At Crediamigo, we offer unsecured consumer loans to employees of various employers (typically, government agencies) with whom we have master payroll withholding lending agreements. Principal amounts of the loans average $1,200, with terms averaging 31 months. The loans typically have annual yields of approximately 27%.

Secured consumer loans — We offer three principal types of secured consumer loans:

•
Single-payment auto title loans — Single-payment auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $835. Loan amounts are established based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. We earn a fee of 12.5% to 25% of auto title loan amounts.

•
Multi-payment auto title loans — In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans carry a term of up to five months, with a series of equal installment payments due monthly, semi-monthly or on the customer’s paydays and with each installment payment we earn a fee of 11% to 35% of the initial loan amount.

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
In our Texas stores, we do not offer consumer loans themselves, but offer fee-based credit services to customers seeking loans. In these locations, we act as a credit services organization (or “CSO”) on behalf of customers in accordance with applicable state and local laws, and offer advice and assistance to customers in obtaining loans from unaffiliated lenders. Our services include arranging consumer loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents and accepting loan payments for the lenders. We do not make, fund or participate in the consumer loans made by the lenders, but we assist customers in obtaining credit and enhance their creditworthiness by issuing letters of credit to guarantee customers’ payment obligations to the independent third-party lenders. For credit services in connection with arranging a single-payment loan (average loan amount of about $505), our fee is approximately 22% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of about $2,105), our fee is 11% of the initial loan amount with each semi-monthly or bi-weekly installment payment. Low dollar installment loan principal amounts range from $100 to $1,500, but average about $705. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13% to 14% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of about $860), the fee is up to 30% of the loan amount. In fiscal 2012, we began assisting customers in obtaining longer-term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans typically carry terms of two to five months with up to ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but average about $1,000; and, with each installment payment, we earn a fee of 11% to 35% of the initial loan amount.
Single-payment consumer loans are considered defaulted if they are not repaid or renewed by the maturity date. Outstanding amounts on unsecured lines of credit are considered defaulted if customers do not timely make one required scheduled payment. Multiple-payment loans are considered defaulted if the customer has failed to make two consecutive installment payments. Although defaulted loans may be collected later, we charge the loan principal to bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection. We provide for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. Our consumer loan balance represents the principal amount of all active (non-defaulted) loans, net of this valuation allowance.
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

The table below shows the dollar amount of our consumer loan activity for the three most recent fiscal years. For purposes of this table, consumer loan balances include the principal portion of loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, which is not included on our balance sheet.

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in millions)
Combined consumer loans:
Loans made	$366.4	$277.2	$259.1
Loans repaid	(313.8)	(241.2)	(215.4)
Loans forfeited, net of collections on bad debt	(42.4)	(38.1)	(35.2)
Loans acquired in business acquisition	68.7	—	—
Change due to foreign currency exchange fluctuations	1.1	—	—
Net increase (decrease) in consumer loans outstanding at the end of the year	$80.0	$(2.1)	$8.5

Consumer loans made by unaffiliated lenders (credit services only):
Loans made	$135.6	$130.0	$130.0
Loans repaid	(112.5)	(109.8)	(101.8)
Loans forfeited, net of collections on bad debt	(24.6)	(23.0)	(23.6)
Loans acquired in business acquisition	—	—	—
Net increase (decrease) in consumer loans outstanding at the end of the year	$(1.5)	$(2.8)	$4.6

Consumer loans made by us:
Loans made	$230.8	$147.2	$129.1
Loans repaid	(201.3)	(131.4)	(113.6)
Loans forfeited, net of collections on bad debt	(17.8)	(15.1)	(11.6)
Loans acquired in business acquisition	68.7	—	—
Change due to foreign currency exchange fluctuations	1.1	—	—
Net increase (decrease) in consumer loans outstanding at the end of the year	$81.5	$0.7	$3.9

The profitability of unsecured consumer loans is highly dependent on our ability to manage the default rate and collect defaulted loan principal, interest and insufficient fund fees. In determining whether to lend or provide credit services, we perform a review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where the customers may be contacted.
Auto title loans are secured by the titles to customers’ automobiles. Lending decisions and loan amounts are determined on the basis of customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. Through charges to bad debt expense, we provide a bad debt allowance on the current and delinquent balances of auto title loans and auto title lines of credit, and increase the allowance as the loans age or in response to other potential indicators of loss. Auction proceeds from repossessed automobiles are recorded as an offset to bad debt.
At the time a consumer loan is made, a loan agreement and credit services agreement, when applicable, are given to the customer. It presents the name and address of the lender, the customer and the credit services company when applicable, the customer’s identification information, the date of the loan, the amount financed, the interest or service charges due on maturity, the maturity date of the loan, the total amount that must be paid and the annual percentage rate. At the time a line of credit is granted, customers receive a similar agreement specifying the terms of the credit line, fees and annual percentage rate and repayment terms.
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
Consumer loan fees are generally highest in our fourth and first fiscal quarters (July through December) due to a higher need for cash during the holiday season. Consumer loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the fourth fiscal quarter and lowest in the second fiscal quarter due primarily to the impact of tax refunds in the U.S.
The payroll withholding lending business is less impacted by seasonality, with the exception of the summer months when new loan originations tend to moderate.
The net effect of these factors is that net revenues and net income typically are strongest in the fourth fiscal quarter and weakest in the third fiscal quarter.
Operations
A typical company pawn store employs approximately six full-time team members, consisting of a store manager, an assistant manager and four pawnbrokers. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of our regional directors. Managers and regional directors receive incentive compensation based on their performance in comparison to an operating budget. Our U.S. pawnbrokers are also eligible to receive incentive compensation based on the store’s performance and their individual productivity performance. The incentive compensation for our pawn employees typically ranges between 5% to 30% of their total compensation.
Financial services stores typically employ two to three team members per location, consisting of a store manager and one or two customer service representatives. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager, who is responsible for the stores within a specific operating area and reports to a regional director. Managers and regional directors receive incentive compensation based on their performance in comparison to an operating budget.
In the majority of our financial services stores, store employees attempt to collect defaulted consumer loans in the first 30 days after default. After the initial 30 days, our centralized collection center assumes collection responsibility for these loans. The centralized collection center also collects defaulted consumer loans for all other locations from the date of default. After attempting to collect for approximately 90 days, we generally sell the remaining defaulted consumer loans to a third party or refer them to an outside collection agency for a contingency fee.
Our payroll withholding lending business in Mexico operates using a network of low-cost branch offices dedicated to making loans to employees of government agencies and other employers with whom Crediamigo has processing and withholding agreements in place. A centralized corporate office provides the lending approval function, processing of loans and repayments, collections, sales support and other administrative functions. Each branch location is headed by a sales manager and, depending upon size of the region, may have between eight and fifteen sales professionals reporting through the branch. Sales professionals are commission-based, with earnings tied to loans originated. All loan requests are approved or declined through the centralized credit process. Crediamigo also utilizes a network of brokers to augment the sales force.
We have an internally developed store level point of sale system that automates the recording of pawn, merchandise purchase and sale transactions. We also have a separate loan management computer system specifically designed to handle consumer loan transactions. We have redundant backup systems in the event of a system failure or natural disaster. Financial data from stores owned by our wholly-owned subsidiaries is processed at the corporate office each day and the preceding day’s data are available for management review via our internal network. For stores and operations owned by majority-owned subsidiaries, weekly financial data is provided to the corporate office. Our communications network provides information access between the stores and the corporate office.
Our internal audit staff monitors the perpetual inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. Each location is typically audited several times annually, adjusted based on estimated risk.
As of September 30, 2012, we employed approximately 7,200 team members. We believe that our success is dependent upon our team members’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. We seek to hire people who will become long-term, career team members. To achieve our long-range personnel goals, we offer a structured career development program for all of our field team members. This program includes computer-

based training, formal structured classroom training and supervised on-the-job training. All store team members, including managers, must meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our career development program develops and advances our employees and provides training for the efficient integration of experienced managers and team members from outside the company.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the names “EMPEÑO FÁCIL” and “EMPEÑE SU ORO AL INSTANTE.” Our U.S. financial services stores operate under a variety of names, including “EZMONEY Payday Loans,” “EZ Loan Services,” “EZ Payday Advance” and “EZPAWN Payday Loans,” and our CSO stores operate under the name “EZMONEY Loan Services.” Our financial services and buy/sell stores in Canada operate under the names “CASHMAX” or “Cash Converters.” In Mexico, we offer payroll withholding loans under the name "Crediamigo." In the U.K. we offer consumer loans online under the name "Cash Genie." We have registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEÑO FÁCIL” and are the master franchisee in Canada for the “Cash Converters” brand.
Growth and Expansion
We plan to expand the number of locations we operate through opening de novo locations and through acquisitions. We believe that in the near term the largest growth opportunities are with de novo stores in Mexico and the U.S., pawn store acquisitions in the U.S. and online lending, both in the U.S. and internationally. We continually evaluate and test new products and formats, which may result in expansion opportunities or strategic investments.
In fiscal 2012, we acquired 28 pawn stores in the San Antonio metropolitan area, Florida, Minnesota and Georgia; 8 buy/sell stores in Virginia, Pennsylvania and Canada; and 15 financial services stores in Hawaii and Texas. The aggregate consideration for these stores was approximately $76.9 million, net of cash acquired. During fiscal 2012, we also acquired a 60% interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City, for total consideration of $60.1 million, net of cash acquired; and a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K under the name "Cash Genie," for total consideration of $32.4 million, net of cash acquired. The results of all acquired stores and businesses have been consolidated with our results since their acquisition. During fiscal 2012, we also opened 10 pawn and four financial services stores in the U.S., 52 pawn stores in Mexico, three buy/sell and financial services stores in Canada and two financial services stores in Mexico. These acquisitions were part of our continuing strategy to enhance and diversify our earnings.
In fiscal 2013, we plan to open 25 to 30 pawn stores in the U.S., 70 to 80 pawn stores in Mexico and 65 to 75 financial services stores in the U.S. (most of which will follow our store-within-a-store format).
The cost of opening new de novo stores varies based on the size, type and location of stores opened. During fiscal 2012, we opened 10 de novo U.S. pawn stores, each requiring an average property and equipment investment of approximately $380,000. The three de novo Canadian buy/sell and financial services stores required an average property and equipment investment of approximately $80,000, while the 52 de novo pawn stores in Mexico required an average property and equipment investment of approximately $120,000.
Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may adversely affect our revenues, profitability and ability to expand. In our lending businesses, we compete with other pawn stores, payday lenders, credit service organizations, banks, credit unions and other financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than our service charges, and on other terms that may be more favorable than ours or through other market channels, such as online, which some customers may prefer. We believe that the primary elements of competition are the quality of customer service and relationship management, convenience, store location, a customer friendly environment and the ability to loan competitive amounts at competitive rates. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional focus, automated management information systems, access to capital, superior customer service and the ability to offer certain services online.
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
In offering general purpose, reloadable debit cards, our competitors include other specialty financial service providers, banks and credit unions, as well as specialists in offering debit cards. Competitive factors in our debit card operations include offering competitive, comprehensive services at competitive rates.
The pawn industry in the United States is large and highly fragmented. The industry consists of approximately 13,000 pawn stores owned primarily by independent operators who own one to three locations, and we consider the industry relatively mature. We are the second largest operator of pawn stores in the United States, with 470 locations at September 30, 2012. The three largest pawn store operators account for approximately ten percent of the total estimated pawn stores in the United States.
The pawn industry in Mexico is also fragmented, but less so than in the United States. The industry consists of approximately 5,000 pawn stores owned by independent operators and chains, including some not-for-profit organizations. The pawn industry, particularly full-line stores offering general merchandise and jewelry loans and resale, remains in more of an expansion stage in Mexico than in the United States. The market for gold-only pawn stores is mature.
The unsecured payroll lending industry in Mexico is less developed than other Latin American countries. Payroll lending in Mexico is generally marketed to public sector employees, who on average earn more and rotate less frequently than their private sector peers. Additionally, government entities tend to be more stable and on average have more employees than private companies. It is estimated that less than 15% of the market potential is being serviced. Crediamigo is the third largest vertically integrated payroll lender in Mexico with 45 branch offices located in 24 of the 32 states in the country.
The specialty financial services industry in the United States is mature and is larger and more concentrated than the pawn industry. The industry consists of a number of online lenders and approximately 20,000 locations that are either mono-line stores offering only short-term consumer loans or other businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores, automobile title loan stores, pawn stores and stores offering reloadable debit cards. The ten largest short-term consumer loan companies, including us, operate approximately 45% of the total number of physical locations, and online competition has increased in recent years. Recently, several national and regional banks have begun offering cash advance products with similar characteristics and rate structures to our short-term consumer loans.
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
The U.K. online lending market receives approximately 2 million applications per month, with 25% of that traffic coming from mobile phones. The online lending market is competitive, and website traffic is generated through mainstream and online media. There are over 100 online lenders within the U.K., with Cash Genie ranking in the top five.
Strategic Investments
Albemarle & Bond — At September 30, 2012, we held almost 30% of the outstanding shares of Albemarle & Bond Holdings PLC, a publicly-traded company headquartered in Reading, United Kingdom. At June 30, 2012, the latest date at which Albemarle & Bond has publicly reported results, Albemarle & Bond operated approximately 230 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing and retail jewelry. For its fiscal year ended June 30, 2012, Albemarle & Bond's gross revenues increased 16% to £117.7 million ($186.5 million), its net income increased 2% to approximately £15.7 million ($24.8 million), and its diluted earnings per share increased 2% to £0.2819 ($0.4466). Albemarle & Bond's stock is traded on the Alternative Investment Market of the London Stock Exchange. We are its largest single shareholder and currently hold three of the nine seats on Albemarle & Bond’s board of directors. We account for our investment in Albemarle & Bond under the equity method. In fiscal 2012, our interest in Albemarle & Bond’s income was $7.5 million and we received dividends of $3.4 million. Based on the closing price and exchange rates on September 30, 2012, the market value of our investment in Albemarle & Bond was approximately $65.1 million compared to its book value of $51.8 million.
Cash Converters International — At September 30, 2012, we owned approximately 33% of the total ordinary shares of Cash Converters International Limited, a publicly-traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. As its largest single shareholder and, pursuant to a shareholder agreement, we hold two of the five seats on Cash Converters’ board of directors. Cash Converters franchises and operates a worldwide network of approximately 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom. In the short-term, we expect Cash Converters will continue buying back franchised locations and converting them into company operated stores as well as increasing its portfolio of short-term consumer loans in Australia and the U.K.
The Consumer Credit and Corporations Legislation Amendment (Enhancements) Bill 2011 was passed by the Australian Parliament in August 2012. This new law, which will go into effect on July 1, 2013, imposes certain limitations and restrictions on short-term consumer loans in Australia, including interest limitations and restrictions on extensions and refinancings. These limitations and restrictions, however, are more favorable to the industry than previous proposals, and the passage of these rules should stabilize the Australian regulatory environment related to short-term consumer loans for the foreseeable future.
For its fiscal year ended June 30, 2012, Cash Converters’ gross revenue improved 26% to AUS $234.4 million (U.S. $241.9 million), net income improved 6% to AUS $29.4 million (U.S. $30.4 million) and diluted earnings per share increased 6% to AUS $0.0763 (U.S. $0.0790). For the year, Cash Converters declared dividends of AUS $0.0350 (U.S. $0.0361) per share. We account for our investment in Cash Converters under the equity method. In fiscal 2012, our interest in Cash Converters’ income was $9.9 million and we recorded dividends of $4.4 million. Based on the closing price and exchange rates on September 30, 2012, the market value of our investment in Cash Converters was approximately $100.7 million compared to its book value of $74.3 million
Regulation
Our operations are subject to extensive regulation under various federal, state and local laws and regulations, and we believe that we conduct our business in material compliance with all of these rules. The following is a general description of significant regulations affecting our business. For a geographic breakdown of our operating locations, see “Part I — Item 2 — Properties.”
Pawn and Retail Regulations
Our pawn stores are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawn stores or individual pawn store employees. Licensing requirements typically relate to financial responsibility and character, and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including the service charges and interest rates that a pawn store may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket and the length of time after a loan default that a pawn store must hold a pawned item before it can be offered for sale. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses, the imposition of fines or requirements to refund service charges and fees, and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of interest, fees, total payments and annual percentage rate related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Federal Regulations” below.
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
Some of our pawn stores in the U.S. handle firearms and each of those stores maintains a federal firearms license as required by federal law. The federal Gun Control Act of 1968 and regulations issued by the Bureau of Alcohol, Tobacco, and Firearms also require each pawn store dealing in firearms to maintain a permanent written record of all receipts and dispositions of firearms. In addition, we must comply with the Brady Handgun Violence Prevention Act, which requires us to conduct a background check before releasing, selling or otherwise disposing of firearms.
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
In Canada, and in Virginia and Pennsylvania in the U.S., we operate stores that buy and sell secondhand merchandise, as opposed to offering pawn loans. These stores are regulated by local municipalities or other local authorities. The applicable ordinances vary from location to location and include licensing for secondhand dealing or precious metal purchasing, law enforcement reporting requirements, and the imposition of holding periods before a purchased item can be offered for resale. Failure to observe these regulations could result in a revocation or suspension of licenses, the imposition of fines, and other civil or criminal penalties. Our Canadian buy/sell stores also offer short-term consumer loans.
Short-Term Consumer Loan Regulations
Each state in which we offer short-term consumer loan products has specific laws and regulations dealing with the conduct of this business. These laws and regulations vary in scope, but generally require licensing of locations, establish loan terms, provide for consumer protections and disclosures and permit periodic regulatory examinations. In the case of single-payment loans, most applicable laws and regulations limit the amount of fees that may be charged, establish maximum loan amounts and duration, and restrict the customer’s ability to renew or extend the loan. Some states require reporting of customers’ loan activities to a state-wide database, and prohibit the making of loans to customers who have loans outstanding with other lenders. Some municipalities in which we operate also impose various rules and regulations, primarily related to zoning and licensing requirements, but in some cases, related to loan terms (such as maximum loan amounts, maximum number of renewals or extensions and mandatory principal paydowns). Failure to observe applicable legal requirements could result in a loss of license, the imposition of fines or customer refunds, and other civil or criminal penalties.
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
In Texas, we do not make loans to customers, but rather offer fee-based credit services, including assistance in arranging loans with independent third-party lenders. As required by state law, we are registered as a Credit Services Organization (“CSO”) in order to provide such services and, pursuant to state laws effective January 1, 2012, are licensed as a Credit Access Business (“CAB”). The applicable CSO law requires us to provide each customer with an upfront disclosure statement describing, among other things, the services to be provided and the fees to be charged and, upon entering into a transaction, with a written contract fully describing the services provided. The law prohibits us from receiving compensation solely for referring a customer to a lender and also provides for other disclosure requirements, cancellation rights for customers and prohibitions on fraudulent or deceptive conduct. The law governing CABs requires us to provide conspicuous notices regarding fees and certain other disclosures and requires us to report certain information regarding customer transactions to the Office of the Consumer Credit Commissioner. Violations of these laws could subject us to criminal and civil liability. The independent lenders are not required to be licensed and are not regulated by any state agency so long as the interest rate charged on the loan does not exceed 10% per annum. The lenders are also permitted to charge late fees and insufficient funds fees. The lenders are subject to the federal regulations described below with regard to their lending activities. Certain cities in Texas, specifically, Austin, Dallas and San Antonio, have enacted municipal regulation of CAB products and the payday loans and auto title loans to which they provide access.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, established the Consumer Financial Protection Bureau (the “CFPB”), which, with the appointment of a permanent director in January 2012, began exercising its supervisory and examination powers over companies that offer payday loans. The CFPB also may exercise regulatory authority over other products and services that we offer. Until such time as the CFPB examines our business or proposes rules and regulations that apply to our activities, it is not possible to accurately predict what affect the CFPB will have on our business.
There can be no assurance that legislative or regulatory efforts to eliminate or restrict the availability of certain short-term loan products, including payday loans and auto title loans, will not be successful, despite significant customer demand. To the extent such efforts are successful, our short-term consumer loan business could be adversely affected. See “Part I — Item 1A — Risk Factors.”

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

•
Under the USA PATRIOT Act, we must maintain an anti-money laundering compliance program that includes the development of internal policies, procedures and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test the program.

•
We are also subject to the Bank Secrecy Act and its underlying regulations, which require us to report and maintain records of certain high-dollar transactions. In addition, federal regulations require us to report certain suspicious transactions to the Financial Crimes Enforcement Network of the Treasury Department (“FinCen”). Generally, a transaction is considered to be suspicious if we know, suspect or have reason to suspect that the transaction (a) involves funds derived from illegal activity or is intended to hide or disguise such funds, (b) is designed to evade the requirements of the Bank Secrecy Act or (c) appears to serve no legitimate business or lawful purpose. Certain of our subsidiaries are registered with FinCen as money services businesses by virtue of the check cashing or money transmission services they provide.

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

Available Information
We maintain an Internet website at www.ezcorp.com. All of our reports filed with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 filings, are accessible, free of charge, through the Investor Relations section of our website as soon as reasonably practicable after electronic filing. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report.
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
Adverse legislation could be enacted in any state or municipality in which we operate. If such legislation is enacted in any particular jurisdiction, we generally evaluate our business in the context of the new legislation and determine whether we can continue to operate in that jurisdiction with new or modified products or whether it is feasible to enhance our business with additional product offerings. In any case, if we are unable to continue to operate profitably under the new law, we may decide to close or consolidate stores, resulting in decreased revenues, earnings and assets.
For example, in 2011 and 2012, the Cities of Austin, Dallas and San Antonio, Texas adopted municipal ordinances imposing restrictions on certain financial services products we can offer in those cities. Specifically, the ordinances require municipal registrations, limit the amount we can loan and require principal paydowns on refinancing or with each installment payment. These limitations and restrictions make the products less attractive to our customers, thus lessening demand, and severely impair the financial viability of our financial services business in those cities.
In addition, any financial services business that we undertake directly in international jurisdictions, as well as the financial services businesses conducted by our strategic affiliates, are subject to a variety of regulation by international governmental authorities. Adverse legislation or regulations could be enacted in any of such international jurisdictions, with the result that the financial services business in that jurisdiction becomes less profitable or unprofitable. For example, the Consumer Credit and Corporations Legislation Amendment (Enhancements) Bill 2011 was passed by the Australian Parliament in August 2012. This new law, which will go into effect on July 1, 2013, imposes certain limitations and restrictions on short-term consumer loans in Australia, including interest limitations and restrictions on extensions and refinancings. See "Part I — Business — Strategic Investments."
Many of the legislative and regulatory efforts that are adverse to the short-term consumer loan industry are the result of the negative characterization of the industry by some consumer advocacy groups and some media reports that ignore the credit risk and high transaction costs of serving our customers. We can give no assurance that there will not be further negative characterizations of our industry or that legislative or regulatory efforts to eliminate or restrict the availability of certain short-term loan products, including payday loans and auto title loans, will not be successful despite significant customer demand for such products. Such efforts, if successful, could have a material adverse effect on our operations or financial performance.

•
A significant or sudden decrease in gold values or the volume of gold transactions may have a material impact on our earnings and financial position. Gold jewelry comprises a significant portion of the collateral security for our pawn loans and our inventory, and gold scrapping accounts for a significant portion of our revenues and gross profit. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values and the volume of gold transactions. A decline in the availability of gold or our customers' willingness or ability to sell us gold or use gold as collateral for pawn loans could significantly impact our business. During fiscal 2012, we experienced a significant softening of gold prices and volumes, which had a significant negative impact on our profitability for the year. The impact on our financial position and results of operations of a continued decrease in gold values or volumes or a change in customer behavior cannot be reasonably estimated because the market and customer response to changes in gold values is not known; however, a significant decline in gold values or gold volumes could result in decreases in sales, sales margins and pawn service charge revenues.

•
The Consumer Financial Protection Bureau has begun exercising its supervisory role over short-term, small-dollar lenders, which could result in a material adverse effect on our operations and financial performance.

As noted above under “Item 1 — Business — Regulation,” the Dodd-Frank Wall Street Reform and Consumer Protection Act established the Consumer Financial Protection Bureau (the "CFPB"), which has the power to, among other things, regulate companies that offer or supply payday loans and other products and services that we offer. In January 2012, with the appointment of a permanent director, the CFPB announced that it would exercise its regulatory authority over non-depository companies providing consumer financial services products and services.
Under its supervisory and examination powers, the CFPB has authority to inspect short-term lenders' books and records and lending practices, including marketing, underwriting, loan application and processing and collections. The CFPB has published its Short-Term, Small-Dollar Lending Examination Procedures, outlining the guidelines that CFPB examiners will use in examining short-term lenders. The CFPB has expressed its intention to use the examination process to assess companies' compliance with federal consumer financial services laws, obtain information on the activities and procedures of short term lenders and detect risks to consumers. Should the CFPB determine that a financial service provider is in violation of federal law, it has broad authority to initiate administrative actions or litigation, in which it may seek cease and desist orders for the provider's activities, rescission of loan contracts and administrative fines and penalties.
The CFPB also has rule-making authority over short-term lenders. While it does not have authority to regulate fees, it conceivably could adopt rules that could impair the viability or financial performance of products and services. It is not possible to accurately predict what affect the CFPB will have on our business. The CFPB, through its supervisory role or through its rule-making authority, could take actions that would have a material adverse effect on our operations and financial performance.

•
A significant portion of our business is concentrated in Texas. Over half of our financial services stores and almost half of our domestic pawn stores are located in Texas, and those stores account for a significant portion of our revenues and profitability. With the exception of recent activity by certain major cities (Dallas, Austin and San Antonio), which has negatively impacted our financial services business in those cities, the legislative, regulatory and general business environment in Texas has been relatively favorable for our business activities. We have been successful in growing and expanding our businesses in areas outside Texas for the past several years, and we expect that our business in other areas will continue to grow faster than our business in Texas. In the foreseeable future, however, a negative legislative or regulatory change in Texas could have a material adverse effect on our overall operations and financial performance. The next biennial session of the Texas legislature begins in January 2013 (and is subject to adjourn in May 2013). While it is not possible to predict with any certainty what legislation may be introduced or passed, it is anticipated that we will see legislation pertaining to the short-term consumer loan industry.

•
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position. We have foreign operations in Mexico, Canada and the United Kingdom and equity investments in the United Kingdom and Australia. Our assets, investments in, earnings from and dividends from each of these must be translated to U.S. dollars from their respective functional currencies of the Mexican peso, Canadian dollar, British pound and the Australian dollar. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a material adverse impact on our financial position, results of operations and cash flows.

•
Prolonged periods of economic recession and unemployment could adversely affect our lending and retail businesses. All of our businesses, like other businesses, are subject to fluctuations based on varying economic conditions. Economic conditions and general consumer confidence affect the demand for our retail products and the ability and willingness of our customers to utilize our loan products and services. Our consumer loan products and services require the customer to have a verifiable recurring source of income. Consequently, we may experience reduced demand for our consumer loan products during prolonged periods of high unemployment. Weakened economic conditions may also result in an increase in loan defaults and loan losses. Even in the current economic environment, we have been able to efficiently manage our bad debt through our underwriting and collection efforts. There can be no assurance that we will be able to sustain our current bad debt rates or that we will not experience increasing difficulty in collecting defaulted loans.

•
A significant portion of our short-term consumer loan revenues and profitability is dependent upon the ability and willingness of unaffiliated lenders to make loans to our customers. In Texas, where over half of our financial services stores are located, we do not make consumer loans to customers, but assist customers in arranging loans with unaffiliated lenders. Our consumer loan business could be adversely affected if (a) we were to lose our current relationships with unaffiliated lenders and were unable to establish a relationship with another unaffiliated lender who was willing and able to make short-term loans to our Texas customers or (b) the unaffiliated lenders are unable to obtain capital or other sources of funding at appropriate rates.

•
Achievement of our growth objectives is dependent upon our ability to open and acquire new stores. Our expansion strategy includes opening de novo store locations and acquiring existing stores. The success our de novo store strategy is contingent upon numerous factors that cannot be predicted or controlled, such as the availability of acceptable locations with a desirable customer base, the negotiation of acceptable lease terms, the ability to obtain required government permits and licenses and the existence of a suitable competitive environment. In addition, our acquisition strategy is dependent upon the availability of attractive acquisition candidates. The achievement of our growth objectives is also subject to our ability to attract, train and retain qualified team members. Failure to achieve our expansion goals would adversely affect our prospects and future results of operations.

•
Changes in the business, regulatory or political climate in Mexico could adversely affect our operations in those countries, which could adversely affect our growth plans. Our growth plans include significant expansion in Mexico. Changes in the business, regulatory or political climate in Mexico, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows.

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

We have regularly entered into, and may continue to enter into, advisory services agreements with Madison Park, LLC, a financial advisory firm wholly-owned by Mr. Cohen. See “Part III — Item 13 — Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions — Agreement with Madison Park.”

•
Infrastructure failures and breaches in data security could harm our business. We depend on our information technology infrastructure to achieve our business objectives. If a problem, such as a computer virus, intentional disruption by a third party, natural disaster, telecommunications system failure or lost connectivity impairs our infrastructure, we may be unable to process transactions or otherwise carry on our business. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue, result in the unintentional disclosure of company or customer information and require us to incur significant expense to eliminate these problems and address related data security concerns.

•
We are beginning to implement an online short-term consumer lending business, which will be subject to additional risks. We recently launched an online short-term consumer lending business. In addition to being subject to the various federal, state and local regulations that are applicable to short-term consumer lending generally, this business is subject to other regulations and risks. For example, we will be dependent on third parties, referred to as lead providers, to provide us with prospective new customers. Generally, lead providers operate separate websites to attract prospective customers and then sell those “leads” to online lenders. As a result, the success of our online consumer lending business will depend substantially on the willingness and ability of lead providers to send us customer leads at prices acceptable to us. The loss or a reduction in leads from lead providers, or the failure of our lead providers to maintain quality and consistency in their programs or services, could reduce our customer prospects and could have a material adverse effect on the success of this line of business. Furthermore, the lead providers’ failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers, could have an adverse effect on our online consumer lending business. Federal legislation was recently introduced that, if enacted in its current form, would prohibit the use of lead providers or generators to secure consumer business. If such legislation were to be enacted, it would significantly impact the manner in which the online lending business is conducted, and could significantly negatively affect the success and profitability of our online lending business.

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

•
We invest in companies for strategic reasons and may not realize a return on our investments. We currently have significant investments in Albemarle & Bond Holdings PLC and Cash Converters International Limited, both of which are publicly-traded companies based outside the United States. We have made these investments, and may in the future make additional investments in these or other companies, to further our strategic objectives. The success of these strategic investments is dependent on a variety of factors, including the business performance of the companies in which we invest and the market’s assessment of that performance. If the business performance of any of these companies suffers, then the value of our investment may decline. If we determine that an other-than-temporary decline in the fair value exists for one of our equity investments, we will be required to write down that investment to its fair value and recognize the related write-down as an investment loss. Furthermore, there can be no assurance that we will be able to dispose of some or all of an investment on favorable terms, should we decide to do so in the future. Any realized investment loss would adversely affect our results of operations.

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

•
We could be subject to changes in tax rates, the adoption of new U.S. or international legislation or exposure to additional tax liabilities. We are subject to taxes in the U.S. and several foreign jurisdictions. Current economic and political conditions make tax rates in any of these jurisdictions subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation.

•
Events beyond our control could result in business interruption or other adverse effects on our operations and growth. Our business or operations could be subject to interruption or damage due to inclement weather, natural disaster, power loss, acts of violence, terrorist attacks, war or similar event. Such events could impair our customers' access to our business, impact our ability to expand or continue our operations or otherwise have an adverse effect on our financial condition.

•	We face other risks discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our typical pawn store is a freestanding building or part of a retail strip center with contiguous parking. Store interiors are designed to resemble small retail operations and attractively display merchandise by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. The typical pawn store has approximately 1,800 square feet of retail space and approximately 3,200 square feet dedicated to collateral storage. Approximately 25% of our pawn stores in Mexico are gold jewelry-only pawn stores with no retail activities, which typically occupy 500 to 1,000 square feet. Financial services stores are designed to resemble a bank interior. The typical financial services store is approximately 1,000 to 1,500 square feet and is located in a retail strip center. Some of our financial services stores adjoin a pawn location and occupy approximately 300 to 500 square feet, with a different entrance, signage, décor and staffing. From the customers’ perspective, these are viewed as a separate business, but they are covered by the same lease agreement. We maintain property and general liability insurance for each of our stores. Our stores are open six or seven days a week.
We lease substantially all of our locations, and generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between October 2012 and October 2027, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
Below is a summary of changes in the number of store locations during fiscal 2012, 2011 and 2010:

	Fiscal Year Ended September 30,
	2012	2011	2010
Store count at beginning of fiscal year	1,111	1,006	910
New stores opened	71	82	111
Acquired stores	96	40	16
Stores closed or consolidated	(16)	(17)	(31)
Store count at end of fiscal year	1,262	1,111	1,006
In 2012, we opened 52 Empeño Fácil pawn stores in Mexico, two financial services locations in Mexico, ten U.S. pawn stores, four financial services stores in the U.S and three buy/sell and financial services stores in Canada. During fiscal 2012, we also acquired 45 financial services stores in Mexico as part of the Crediamigo acquisition, 28 pawn stores, seven buy/sell stores and 15 financial services stores in the U.S., as well as one buy/sell store in Canada.
On an ongoing basis, we may close or consolidate under-performing store locations. In fiscal 2012, we closed or consolidated 13 financial services stores in the U.S., one pawn store in the U.S. and two financial services stores in Mexico. In fiscal 2011, we closed or consolidated 14 financial services stores in the U.S., one pawn store in the U.S., and two financial services stores in Canada.
Of our 442 U.S. financial services stores, 159 adjoin a pawn store, but they are covered by the same lease agreement. The lease agreements at approximately 94% of the remaining 283 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent at these stores to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations. Following the passage of such laws in fiscal 2011, we closed or consolidated 11 financial services stores in Colorado and Wisconsin, resulting in a total rent exposure of approximately $0.2 million.

The following table presents the number of pawn and financial services store locations by state or province as of September 30, 2012:

	Pawn/Retail Locations	Financial Services Locations	Total Locations
United States:
Texas	201	288	489
Florida	96	—	96
Colorado	38	26	64
Wisconsin	3	35	38
Oklahoma	21	6	27
Idaho	—	20	20
Utah	8	14	22
Alabama	7	9	16
Nevada	16	—	16
Indiana	16	—	16
Iowa	11	—	11
Kansas	—	13	13
Missouri	—	13	13
South Dakota	—	7	7
Tennessee	7	—	7
Illinois	21	—	21
Georgia	9	—	9
Hawaii	—	11	11
Louisiana	3	—	3
Minnesota	9	—	9
Mississippi	3	—	3
Pennsylvania	2	—	2
Virginia	5	—	5
Arkansas	1	—	1
Total United States Locations	477	442	919
Mexico:
Guanajuato	24	—	24
Veracruz	29	1	30
Jalisco	17	1	18
Puebla	19	1	20
Mexico	60	10	70
Chihuahua	—	2	2
Coahuila	—	2	2
Durango	—	1	1
Tamaulipas	12	3	15
Michoacán	10	3	13
Morelos	—	1	1
Nuevo León	6	1	7
Querétaro	6	—	6
Oaxaca	9	1	10
Aguascalientes	2	3	5
Guerrero	3	1	4
Tabasco	11	1	12
San Luis Potosí	4	—	4
Sinaloa	—	3	3
Sonora	—	1	1
Hidalgo	4	—	4
Tlaxcala	3	1	4
Quintana Roo	—	2	2
Baja California Sur	1	—	1
Baja California	2	1	3
Chiapas	4	2	6
Campeche	4	2	6
Zacatecas	—	1	1
Total Mexico Locations	230	45	275
Canada:
Ontario (1)	—	68	68
Total Canada Locations	—	68	68
Total Company	707	555	1,262
(1) The Canada locations exclude 10 stores that are franchised by the company to third parties.

In addition to our store locations, we lease corporate office space in Austin, Texas (68,900 square feet), Dallas, Texas (5,900 square feet), Querétaro, Mexico (6,700 square feet), Mexico City, Mexico (4,500 square feet) and Ontario, Canada (4,200 square feet). Crediamigo leases corporate office space in Mexico City, Mexico (10,800 square feet) and Cash Genie leases corporate office space in Ipswich, United Kingdom (4,700 square feet).
The following table presents store data by segment as of September 30, 2012:

	Company-owned Stores
	U.S. &	Latin	Other
	Canada	America	International	Consolidated	Franchises
Pawn/retail stores	477	230	—	707	—
Financial services stores adjoining U.S. pawn stores	159	—	—	159	—
Financial services stores — free standing	351	45	—	396	10
Total stores in operation	987	275	—	1,262	10
ITEM 3. LEGAL PROCEEDINGS
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-voting Common Stock (“Class A Common Stock”) is traded on The NASDAQ Stock Market (NASDAQ Global Select Market) under the symbol “EZPW.” As of October 31, 2012, there were 97 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of October 31, 2012.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by The NASDAQ Stock Market, were as follows:

	High	Low
Fiscal 2012
Fourth quarter ended September 30, 2012	$25.43	$21.39
Third quarter ended June 30, 2012	33.38	21.91
Second quarter ended March 31, 2012	33.00	25.33
First quarter ended December 31, 2011	31.04	25.30
Fiscal 2011
Fourth quarter ended September 30, 2011	$38.66	$27.10
Third quarter ended June 30, 2011	35.98	27.78
Second quarter ended March 31, 2011	31.80	25.56
First quarter ended December 31, 2010	28.75	19.23
On September 28, 2012, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $22.93 per share.
We have not declared or paid any dividends during the past two fiscal years, and currently do not anticipate paying any cash dividends in the immediate future. Under the terms of our credit agreement, which expires May 10, 2015, payment of dividends is restricted. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Stock Performance Graph
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2007. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

$250.00
$200.00
$150.00
$100.00
$50.00
$-
2007
2008
2009
2010
2011
2012

	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012
EZCORP, Inc.	$100.00	$139.57	$101.41	$148.78	$211.88	$170.23
NASDAQ Composite Index	$100.00	$77.08	$78.56	$87.68	$89.41	$115.35
NASDAQ Other Finance Index	$100.00	$84.50	$69.63	$65.53	$61.67	$77.99

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes:

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share and store figures)
Operating Data:
Sales	$543,729	$494,562	$411,865	$329,923	$234,679
Pawn service charges	235,642	201,135	163,695	130,169	94,244
Consumer loan fees	207,671	171,951	157,022	136,933	128,478
Other revenues	5,425	1,669	463	431	2
Total revenues	992,467	869,317	733,045	597,456	457,403
Cost of goods sold	326,862	295,620	251,122	203,589	139,402
Consumer loan bad debt	41,377	38,759	34,444	33,933	37,150
Net revenues	624,228	534,938	447,479	359,934	280,851
Store operating expenses	303,486	267,052	236,664	206,237	158,927
Administrative expenses	94,035	75,270	52,740	40,497	34,951
Depreciation and amortization	25,268	18,344	14,661	12,746	12,354
(Gain) loss on disposal of assets	(1)	309	1,528	(1,024)	939
Interest expense (income), net	(1,550)	1,653	1,199	1,144	(57)
Equity in net income of unconsolidated affiliates	(17,400)	(16,237)	(10,750)	(5,016)	(4,342)
Other (income) expense	(1,210)	(164)	(93)	38	8
Income before income taxes	221,600	188,711	151,530	105,312	78,071
Income tax expense	71,023	66,552	54,236	36,840	25,642
Net income	150,577	122,159	97,294	68,472	52,429
Net income attributable to redeemable noncontrolling interest	6,869	—	—	—	—
Net income attributable to EZCORP, Inc.	$143,708	$122,159	$97,294	$68,472	$52,429
Earnings per common share, diluted	$2.81	$2.43	$1.96	$1.42	$1.21
Cash dividends per common share	$—	$—	$—	$—	$—
Weighted average common shares and share equivalents, diluted	51,133	50,369	49,576	48,076	43,327
Stores operating at end of period	1,262	1,111	1,006	910	809

	September 30,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Pawn loans	$157,648	$145,318	$121,201	$101,684	$75,936
Consumer loans, net	96,149	14,611	13,920	10,020	7,125
Inventory, net	109,214	90,373	71,502	64,001	43,209
Working capital	373,557	291,968	232,713	228,796	159,918
Total assets	1,218,007	756,450	606,412	492,517	308,720
Long-term debt	198,836	17,500	25,000	35,000	—
Stockholders’ equity	834,828	664,248	519,428	415,685	273,050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part I — Item 1A — Risk Factors.” See also “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
The following table presents summary consolidated financial data for our fiscal 2012, 2011 and 2010.
Summary Financial Data

	Fiscal Year Ended September 30,
	2012	2011	2010
		(in thousands)
Revenues:
Merchandise sales	$335,410	$282,083	$240,454
Jewelry scrapping sales	208,319	212,479	171,411
Pawn service charges	235,642	201,135	163,695
Consumer loan fees	207,671	171,951	157,022
Other revenues	5,425	1,669	463
Total revenues	992,467	869,317	733,045
Merchandise cost of goods sold	192,014	162,060	140,284
Jewelry scrapping cost of goods sold	134,848	133,560	110,838
Consumer loan bad debt	41,377	38,759	34,444
Net revenues	$624,228	$534,938	$447,479
Net income attributable to EZCORP, Inc.	$143,708	$122,159	$97,294
Previously, we reported segment information based primarily on product offerings. Beginning with the second quarter of fiscal 2012, we redefined our reportable operating segments based on geography as our company is organized and managed along geographic lines, with product offerings and channels based on local custom and regulation. For this reason, we concluded that segment reporting based on geography more closely aligns with our management organization and strategic direction. In connection with the new segment structure, we have changed the accountability for, and reporting of, certain items, including administrative expenses, depreciation and amortization, interest and our equity in the net income of unconsolidated affiliates. When practical, these items are allocated to segments. Interest is also allocated to operating segments when debt is incurred at the local country level and is nonrecourse to EZCORP, Inc. These items are now included in the segment’s measure of profit or loss (“segment contribution”). Expenses that cannot be allocated are included as corporate expenses.
In fiscal 2011, we reclassified fees from our Product Protection Plan and Jewelry VIP Program, as well as layaway fees, from “Other” revenue to “Sales,” as fees from these products are incidental to sales of merchandise. Prior year figures have been reclassified to conform to this presentation and margins have been recalculated accordingly.
Overview
We are a leading provider of instant cash solutions. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. At our pawn and buy/sell stores, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers. We offer prepaid debit card services to help customers better manage their money and control their spending.
During the second quarter of fiscal 2012, we entered into the unsecured lending market in Mexico with the acquisition of a 60% interest in Crediamigo. At September 30, 2012, Crediamigo had approximately 100 payroll withholding agreements with Mexican employers, primarily federal, state and local governments and agencies, and provides consumer loans to the agencies’ employees. In April 2012, we acquired a 72% interest in Cash Genie, which offers short-term consumer loans online in the United Kingdom. Subsequent to the end of fiscal 2012, we increased our ownership interest in Cash Genie to 95%.

At September 30, 2012, we operated a total of 1,262 locations, consisting of 470 U.S. pawn stores (operating as EZPAWN or Value Pawn), seven buy/sell stores in the U.S. (operating as Cash Converters), 230 pawn stores in Mexico (operating as Empeño Fácil or Empeñe Su Oro), 442 U.S. financial services stores (operating primarily as EZMONEY), 33 financial services stores in Canada (operating as CASHMAX), 35 buy/sell and financial services stores in Canada (operating as Cash Converters) and 45 Crediamigo locations in Mexico. In addition, we are the franchisor for 10 franchised Cash Converters stores in Canada. We also own almost 30% of Albemarle & Bond Holdings PLC, one of the U.K.’s largest pawnbroking businesses with approximately 230 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of approximately 700 locations that buy and sell second-hand merchandise and offer financial services.
Our business consists of three reportable segments: The U.S. & Canada segment, which includes all business activities in the United States and Canada; the Latin America segment, which includes our Empeño Fácil Pawn operations and Crediamigo financial services operations in Mexico; and the Other International segment, which includes the Cash Genie online business in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International.
The following tables present stores by segment:

	Fiscal Year Ended September 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
New openings	17	54	—	71	—
Acquired	51	45	—	96	—
Sold, combined or closed	(14)	(2)	—	(16)	(3)
End of period	987	275	—	1,262	10

	Fiscal Year Ended September 30, 2011
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	891	115	—	1,006	—
New openings	25	57	—	82	1
Acquired	34	6	—	40	13
Sold, combined or closed	(17)	—	—	(17)	(1)
End of period	933	178	—	1,111	13

	Fiscal Year Ended September 30, 2010
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	848	62	—	910	—
New openings	58	53	—	111	—
Acquired	16	—	—	16	—
Sold, combined or closed	(31)	—	—	(31)	—
End of period	891	115	—	1,006	—

Pawn and Retail Activities
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $130 and $145, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $60 U.S. dollars.
In our pawn stores, buy/sell stores in Pennsylvania and Virginia and certain financial services stores in Canada, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second hand merchandise or purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Margins achieved on sale of inventory are a function of the assessment of value at the time the pawn loan was originated or, in the case of purchased merchandise, the purchase price.
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At September 30, 2012, our total allowance was 4.9% of gross inventory, compared to 9.5% at September 30, 2011. Changes in the valuation allowance are charged to merchandise cost of goods sold.
Consumer Loan Activities
At September 30, 2012, 288 of our U.S. financial services stores and 25 of our U.S. pawn stores in Texas offered credit services to customers seeking consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. In all stores offering consumer loan credit services, customers can obtain single-payment unsecured consumer loans, with principal amounts up to $1,500 but averaging about $505. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customer’s next payday. We typically earn a fee of 22% of the loan amount for our credit services offered in connection with single-payment loans. In the financial services stores offering credit services, customers can obtain longer-term unsecured multiple-payment loans from the unaffiliated lenders. All multiple-payment loans typically carry terms of about five months with ten equal installment payments, including principal amortization, due on customers’ paydays. Traditional multi-payment loan principal amounts range from $1,525 to $3,000, but average about $2,105, and with each semi-monthly or bi-weekly installment payment, we earn a fee of 11% of the initial loan amount. Low dollar multiple-payment loan principal amounts range from $100 to $1,500, but average about $705. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13% to 14% of the initial loan amount. At September 30, 2012, single-payment loans comprised 93% of the balance of consumer loans brokered through our credit services, and multiple-payment loans comprised the remaining 7%.
Outside of Texas, we earn loan fee revenue on our consumer loans. In 20 U.S. pawn stores, 80 U.S. financial services stores and 67 Canadian financial services stores, we offer single-payment unsecured consumer loans. The average single-payment loan amount is approximately $440 and the term is generally less than 30 days, averaging about 16 days. We typically charge a fee of 15% to 22% of the loan amount. In 115 of our U.S. financial services stores and three U.S. pawn stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of four to seven months, with a series of equal installment payments, including principal amortization, due monthly, semi-monthly or on the customer’s paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,000, but average approximately $550.
At September 30, 2012, 398 of our U.S. financial services stores and 44 of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $835. We earn a fee of 12.5% to 30% of auto title loan amounts. In fiscal 2012, in Texas, we began assisting customers in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of two to five months with up to ten equal installments. Principal amounts range from $150 to $10,000, but average about $1,000; and, with each installment payment, we earn a fee of 11% to 35% of the initial loan amount.

In Mexico, Crediamigo offers multiple-payment consumer loans with typical annual yields of approximately 27% and collects interest and principal through payroll deductions. The average loan is approximately $1,200 with a term of 31 months.
In the U.K., Cash Genie offers unsecured single payment loans with a fixed fee of 30% of the loan amount. Loans are due within 30 days and can be renewed. Principal loan amounts range from $78 to $1,560 but average $300.
Acquisitions
In fiscal 2012, we acquired 28 pawn stores in the San Antonio metropolitan area, Florida, Minnesota and Georgia; 8 buy/sell stores in Virginia, Pennsylvania and Canada; and 15 financial services stores in Hawaii and Texas. The aggregate consideration for these stores was approximately $76.9 million, net of cash acquired. During fiscal 2012, we also acquired a 60% interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City, for total consideration of $60.1 million, net of cash acquired; and a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K under the name "Cash Genie," for total consideration of $32.4 million, comprised of 0.2 million shares of EZCORP stock valued at $6.4 million and $26.0 million of cash, net of cash acquired. The results of all acquired stores and businesses have been consolidated with our results since their acquisition.
In the year ended September 30, 2011, we acquired 40 pawn stores in the Chicago metropolitan area, Georgia, Central and South Florida, Iowa, Wisconsin, Utah and the Mexican states of Hidalgo and Tlaxcala for approximately $66.2 million in cash and the issuance of approximately 0.2 million shares of EZCORP stock valued at $7.3 million. In April 2011 we also acquired the trademark and licensing rights of Cash Converters in Canada, including rights to receive fees from 13 stores operated by franchisees in Canada. The results of all acquired stores have been consolidated with our results since their acquisition.
International Growth
With continued execution of the our geographic and product diversification strategy, nearly 18% of our consolidated segment contribution in fiscal 2012 was attributable to areas outside the United States, up from 8% during fiscal 2011. Total revenue in the Latin America and Other International segments combined more than doubled from fiscal 2011 to fiscal 2012, with combined segment contribution increasing 160%. These year-over year increases are the result of continued strength in our Empeño Fácil business in Mexico, the acquisition of controlling interests in Crediamigo and Cash Genie and our strategic investments in the United Kingdom and Australia.
Other
Included in the results for the fiscal year ended September 30, 2011 is a pre-tax administrative expense charge of $10.9 million related to the October 2010 retirement of our former Chief Executive Officer, including $3.4 million attributable to a cash payment and $7.5 million attributable to the vesting of restricted stock. The prior year income tax expense reflects a $3.8 million tax benefit related to this charge.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions. We believe the following critical accounting policies and estimates could have a significant impact on our results of operations. You should refer to Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements included in “Part II — Item 8 — Financial Statements and Supplemental Data” for a more complete review of other accounting policies and estimates used in the preparation of our consolidated financial statements.

Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. and our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We own 60% of the outstanding equity interests in Prestaciones Finmart, S.A. de C.V., SOFOM, E.N.R. ("Crediamigo") and 72% of Ariste Holding Limited and its affiliates ("Cash Genie") and, therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market value of the property. We record sales revenue and the related cost when this inventory is sold or when we receive the final payment on a layaway sale. Sales tax collected upon the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable and other accrued expenses” on our balance sheets until remitted to the appropriate governmental authorities.
Consumer Loans
We provide a variety of short-term consumer loans, including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. In Mexico, Crediamigo enters into agreements with employers that permit it to market consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Crediamigo.
Revenue Recognition
Unsecured Consumer Loan Credit Service Fees — We earn credit service fees when we assist customers in obtaining unsecured loans from unaffiliated lenders. We initially defer recognition of the fees we expect to collect, net of direct expenses, and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default, and increase credit service fee revenue upon collection. Consumer loan credit service fee revenue is included in “Consumer loan fees” on our statements of operations.
Unsecured Consumer Loan Revenue — We accrue fees in accordance with state and provincial laws on the percentage of unsecured loans we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection. Unsecured loan revenue is included in “Consumer loan fees” on our statements of operations.
Long-term Unsecured Consumer Loan Revenue — Crediamigo customers obtain installment loans with a series of payments due over as much as a four year period. We recognize consumer loan fees related to loans we originate based on the percentage of consumer loans made that we believe to be collectible. We recognize interest revenue ratably over the life of the related loans. We reserve the percentage of interest we expect not to collect. Accrued fees related to defaulted loans reduce consumer loan revenue upon loan default and increase consumer loan fee revenue upon collection.
Auto Title Loan Credit Service Fee Revenue — We earn auto title credit service fees when we assist customers in obtaining auto title loans from unaffiliated lenders. We recognize the fee revenue ratably over the life of the loan, and reserve the percentage of fees we expect not to collect. Auto title loan credit service fee revenue is included in “Consumer loan fees” on our statements of operations.
Auto Title Loan Revenue — We accrue fees in accordance with state laws on the percentage of auto title loans we have made that we believe to be collectible. We recognize the fee revenue ratably over the life of the loan. Auto title loan revenue is included in “Consumer loan fees” on our statements of operations.
Bad Debt and Allowance For Losses
Unsecured Consumer Loan Credit Service Bad Debt — We issue letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to consumer loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of the sale.
The majority of our credit service customers obtain short-term unsecured loans with a single maturity date. These short-term loans, with terms averaging about 16 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain multiple-payment loans with a series of payments due over as much as a seven-month period. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted.
Allowance for Losses on Unsecured Consumer Loan Credit Services — We provide an allowance for losses we expect to incur under letters of credit for brokered unsecured loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees and late fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to consumer loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the unsecured loan credit service fees we expect not to collect, and charge changes in this allowance to consumer loan fee revenue.
Unsecured Consumer Loan Bad Debt — We consider a single-payment loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of consumer loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of sale.
Unsecured Consumer Loan Allowance for Losses — We provide an allowance for losses on unsecured loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to consumer loan bad debt. We record changes in the fee receivable valuation allowance to consumer loan fee revenue.
Long-Term Unsecured Consumer Loan Bad Debt — Consumer loans made by Crediamigo are considered in current status as long as the customer is employed and Crediamigo receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Crediamigo charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Collections of principal are recorded as a reduction of consumer loan bad debt when collected.
Long-Term Unsecured Consumer Loan Allowance for Losses — Crediamigo provides an allowance for losses on consumer loans that have not yet matured and related fees receivable based on recent loan default experience. Changes in the principal valuation allowance are charged to consumer loan bad debt and changes in the interest receivable valuation allowance are charged to consumer loan fee revenue.
Auto Title Loan Credit Services Bad Debt and Allowance for Losses — We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets.
Auto Title Loan Bad Debt and Allowance for Losses — Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to consumer loan bad debt and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to consumer loan fee revenue.

Inventory and Cost of Goods Sold
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
Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. In fiscal 2012 we early adopted the Financial Accounting Standards Board "FASB" issued Accounting Standards Update "ASU" 2012-02 Testing Indefinite-Lived Intangible Assets for Impairment and ASU 2011-08 Testing Goodwill for Impairment, which allows for a level of qualitative review for potential impairment of an indefinite lived asset. We review qualitative indicators annually on July 1st, or more frequently if necessary, to identify potential areas of risk for impairment. If there is an indicator that the fair market value of the segment has potentially dropped below the carrying value, then a full valuation of the segment is performed, using analyses of cash flows and other market valuation methods.  We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method.
Valuation of Tangible Long-Lived Assets
We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business and significant negative industry trends or legislative changes prohibiting us from offering our loan products. When we determine that the net recorded amount of tangible long-lived assets may not be recoverable, we measure impairment based on the excess of the assets’ net recorded amount over the estimated fair value.
Acquisitions
We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-65 (Business Combinations — Revised) on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. In accordance with FASB ASC 805-10-65, we allocate the total acquisition price to the fair value of assets and liabilities acquired and immediately expense transaction costs that would have been included in the purchase price allocation under previous accounting standards.
Foreign Currency Translation
Our equity investments in Albemarle & Bond and Cash Converters International are translated from British pounds and Australian dollars, respectively, into U.S. dollars at the exchange rates as of the investees’ balance sheet date of June 30. The related interest in the investees’ net income is translated at the average exchange rates for each six-month period reported by the investees. The functional currency of Empeño Fácil, our wholly-owned subsidiary, and Crediamigo, our 60% owned subsidiary, is the Mexican peso. The functional currency of our wholly-owned foreign subsidiary in Canada is the Canadian dollar, and the functional currency of Cash Genie, our 95% owned subsidiary, is the British Pound. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” (income) or expense in our statements of operations.
Income Taxes
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
Management believes that it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.
Stock Compensation
We account for stock compensation in accordance with the fair value recognition provisions of FASB ASC 718-10-25 (Compensation — Stock Compensation). The fair value of restricted shares is measured as the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant. When we grant options, our policy is to estimate the grant-date fair value of options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a ratable basis over the options’ vesting periods.
Recently Issued Accounting Pronouncements
See Note 1, “Organization and Summary of Significant Accounting Policies,” in “Part II — Item 8 — Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.
Results of Operations
Fiscal 2012 Compared to Fiscal 2011
The following discussion compares our results of operations for the year ended September 30, 2012 to the year ended September 30, 2011. It should be read with the accompanying consolidated financial statements and related notes.
In fiscal 2012, consolidated total revenues increased 14%, or $123.2 million, to $992.5 million, compared to the prior year. Same store total revenues decreased $13.2 million, or 2%, and new and acquired stores contributed $136.4 million. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit, net income before taxes increased 11% to $221.6 million from $199.7 million in the prior year. Net income attributable to EZCORP, Inc. increased $21.5 million, or 18%, after a $6.9 million of net income attributable to noncontrolling interest.

U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Fiscal Year Ended September 30,
	2012	2011
	(dollars in thousands)
Merchandise sales	$293,461	$256,846
Jewelry scrapping sales	192,587	196,482
Pawn service charges	210,645	184,234
Loan fees	170,886	171,951
Other revenue	3,769	1,547
Total revenues	871,348	811,060
Merchandise cost of goods sold	169,285	147,388
Jewelry scrapping cost of goods sold	122,955	121,355
Consumer loan bad debt	37,405	38,759
Net revenues	541,703	503,558

Store operations	272,446	246,416
Administrative	25,893	19,444
Depreciation	13,930	11,211
Amortization	526	456
(Gain)/loss on sale or disposal of assets	(235)	296
Interest, net	(3)	30
Other income	(647)	(3)
Segment contribution	$229,793	$225,708
Other data:
Gross margin on merchandise sales	42.3%	42.6%
Gross margin on jewelry scrapping sales	36.2%	38.2%
Gross margin on total sales	39.9%	40.7%
Average pawn loan balance per pawn store at period end	$295	$311
Average yield on pawn loan portfolio (a)	160%	158%
Pawn loan redemption rate	82%	81%
Consumer loan bad debt as a percentage of consumer loan fees	22%	23%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues increased $60.3 million, or 7%, from the prior year to $871.3 million. Same store total revenues decreased $17.3 million, or 2.1%, and new and acquired stores net of closed stores contributed $77.6 million. The overall increase in total revenues consisted of a $32.7 million increase in merchandise and jewelry scrapping sales, a $26.4 million increase in pawn service charges and a $1.2 million increase in loan fees and other revenues. In fiscal 2012, we acquired 28 U.S. pawn stores, seven U.S. buy/sell stores, 15 financial services stores in the U.S. and one buy/sell store in Canada for an aggregate of $78.2 million. As part of these acquisitions, we began operations in the states of Pennsylvania, Virginia, Hawaii and Minnesota, bringing the total number of states in which we operate at September 30, 2012 to 24.
Fiscal 2012 pawn service charge revenue increased 14%, or $26.4 million, from the prior year to $210.6 million. Same store pawn service charges increased $12.2 million, or 7%, with new and acquired stores net of closed stores contributing $14.2 million. The same store improvement was due to a higher average same store pawn loan balance coupled with higher yield. The yield improved primarily due to a slightly higher loan redemption rate as we continued to focus on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan.

Fiscal 2012 merchandise sales gross profit increased $14.7 million, or 13%, from the prior year to $124.2 million. This was due to a $37.3 million, or 14%, increase in sales from new and acquired stores net of closed stores, partially offset by a $0.7 million decrease in same store sales and a 0.3 percentage point decrease in gross margins. The decrease in gross margins was due to a shift in sales mix from jewelry to general merchandise. General merchandise sales were up 27%, while jewelry sales were down 10%.
Gross profit on jewelry scrapping sales decreased $5.5 million, or 7%, from the prior year to $69.6 million. Jewelry scrapping revenues decreased $3.9 million, or 2%, due to a 16% increase in proceeds realized per gram of gold jewelry scrapped, offset by a 19% decrease in gold volume. Same store jewelry scrapping sales decreased $26.3 million, or 13%, and new and acquired stores contributed $22.4 million. Jewelry scrapping sales include the sale of approximately $10.8 million of loose diamonds removed from scrap jewelry in fiscal 2012 and $8.1 million in the prior year. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $1.6 million, or 1%.
Total segment expenses increased to $311.9 million (36% of revenues) in fiscal 2012 from $277.9 million (34% of net revenues) in the prior year. Store operations expense increased 11%, or $26.0 million, due to operating costs resulting from new and acquired stores. Administrative expenses increased 33%, or $6.4 million, from the prior year to $25.9 million, mainly due to increased labor, benefits and additional investments made in infrastructure to support our growth. Depreciation and amortization increased 24%, or $2.8 million, from the prior year to $14.5 million, mainly due to assets placed in service at new and acquired stores.
In fiscal 2012, U.S. & Canada delivered segment contribution of $229.8 million, a $4.1 million increase compared to prior year. For fiscal 2012, the U.S. & Canada segment's contribution represents 82% of consolidated segment contribution compared to 92% in the prior year. While the U.S. & Canada segment has experienced some challenges related to jewelry merchandise sales and gold scrap sales, other elements of the business have continued to show strength, offsetting to a large extent, the challenges in the gold and jewelry market.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2012	2011
	(dollars in thousands)
Merchandise sales	$41,949	$25,237
Jewelry scrapping sales	15,732	15,997
Pawn service charges	24,997	16,901
Consumer loan fees	26,901	—
Other revenues	1,348	122
Total revenues	110,927	58,257
Merchandise cost of goods sold	22,729	14,672
Jewelry scrapping cost of goods sold	11,893	12,205
Consumer loan bad debt	309	—
Net revenues	75,996	31,380

Store operations	28,919	20,636
Administrative	14,281	4,447
Depreciation	3,725	2,446
Amortization	1,388	399
Loss on sale or disposal of assets	12	13
Interest, net	(4,507)	4
Other expense (income)	(4)	7
Segment contribution	$32,182	$3,428
Other data:
Gross margin on merchandise sales	45.8%	41.9%
Gross margin on jewelry scrapping sales	24.4%	23.7%
Gross margin on total sales	40.0%	34.8%
Average pawn loan balance per pawn store at period end	$73	$61
Average yield on pawn loan portfolio (a)	195%	187%
Pawn loan redemption rate	76%	74%
Consumer loan bad debt as a percentage of consumer loan fees	1%	N/A

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America's results from Mexican pesos to U.S. dollars was 13.3 to 1, pesos to the dollar, 9% higher than the prior year's rate of 12.1 to 1. Total revenues increased 90% in U.S. dollars and 109% in local currency. Total operating expenses increased 57% in U.S. dollars and 102% in local currency. In fiscal 2012, we opened 52 de novo pawn stores, and on January 30, 2012, we acquired a 60% interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City with 45 loan servicing locations throughout the county. Crediamigo is included in our current year results for eight months of the twelve-month period.
The Latin America segment's total revenues increased $52.7 million, or 90%, in fiscal 2012 to $110.9 million. Same store total revenues increased $4.1 million, or 7%, and new and acquired stores contributed $48.6 million. The overall increase in total revenues was mostly due to the $26.9 million in Crediamigo consumer loan fees, $16.5 million increase in merchandise and jewelry scrapping sales, a $8.1 million increase in pawn service charges and a $1.2 million increase in other revenues.

The Latin America segment's pawn service charge revenues increased $8.1 million, or 48%, in fiscal 2012 to $25.0 million. Same store pawn service charges increased $2.5 million, or 15%, and new and acquired stores contributed $5.6 million. The total increase was due to a 42% increase in the average outstanding pawn loan balance during the period coupled with an 8 percentage point increase in the pawn yield. The yield increased primarily due to a 2 percentage point increase in the loan redemption rate as we continued to focus on loan values.
Merchandise gross profit increased $8.7 million, or 82%, from the prior year to $19.2 million. The increase was due to a $5.6 million, or 22%, same store sales increase and a $11.1 million increase in sales from new and acquired stores coupled with a 4.0 percentage point increase in gross margins to 46%.
Gross profit on jewelry scrapping sales stayed relatively flat at $3.8 million. Jewelry scrapping revenues decreased slightly as the 11% increase in proceeds realized per gram of gold jewelry scrapped was offset by the 15% decrease in gold volume processed. Same store jewelry scrapping sales decreased $4.0 million, or 25%, and new and acquired stores contributed $3.7 million. Scrap cost of goods increased $0.3 million, or 3%, due to the 10% increase in cost per gram.
Total segment expenses increased to $43.8 million (39% of revenues) in fiscal 2012 from $28.0 million (48% of revenues) in the prior year. The dollar increase was due to a 40%, or $8.3 million, increase in store operations expenses due to higher operating costs resulting from the addition of 52 Empeño Fácil stores since the prior period. Segment administrative expenses increased $9.8 million from the prior year to $14.3 million, mainly due to Crediamigo administrative expenses and other acquisition costs. Depreciation and amortization increased $2.3 million from the prior year to $5.1 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets.
Within the segment, purchase accounting pre-tax income impact during the year totaled $9.3 million, of which $5.6 million was attributable to EZCORP, Inc. with the majority of the adjustment coming from the accelerated amortization of debt premium associated with the refinanced debt at Crediamigo. The weighted average rate on Crediamigo's third party debt was 11% at September 30, 2012 compared to 19% at the time of acquisition.
In fiscal 2012, the $44.6 million greater net revenues were partially offset by the $15.8 million higher operations expense, resulting in a $28.8 million increase in contribution for the Latin America segment. Contribution margin increased 23.1 percentage points to 29%. For fiscal 2012, Latin America's segment contribution represents 12% of consolidated segment contribution compared to 1% a year ago, this 11 percentage point increase makes Latin America our fastest growing segment.

Other International
The following table presents selected financial data for the Other International segment:

	Fiscal Year Ended September 30,
	2012	2011
	(dollars in thousands)
Consumer loan fees	$9,884	$—
Other revenues	308	—
Total revenues	10,192	—
Consumer loan bad debt	3,663	—
Net revenues	6,529	—

Store operations	2,121	—
Administrative	4,597	795
Depreciation	177	—
Amortization	46	—
Loss on sale or disposal of assets	223	—
Interest, net	(1)	—
Equity in net income of unconsolidated affiliates	(17,400)	(16,237)
Other income	(559)	(168)
Segment contribution	$17,325	$15,610
Other data:
Consumer loan bad debt as a percent of consumer loan fees	37%	N/A
In the first quarter of fiscal 2012, we began offering consumer loans online in the U.K. On April 14, 2012, we acquired a 72% interest in Cash Genie, an online lending business in the U.K. and consolidated it with our existing U.K. operations. In fiscal 2012, consumer loan fees were $9.9 million, with bad debt as a percentage of fees at 37%.
Our equity in the net income of unconsolidated affiliates increased $1.2 million, or 7%, from the prior year to $17.4 million. The increase is due to strong performance by Cash Converters International and a slight increase by Albermarle & Bond.
In fiscal 2012, the $6.5 million net revenues, the $1.2 million increase in our equity in the net income of unconsolidated affiliates and $0.4 million increase in other income were mostly offset by a $6.4 million increase in other operations expense, resulting in a $1.7 million increase in contribution for the Other International segment. Operations expenses include $6.1 million of Cash Genie expenses. For fiscal 2012, segment contribution from the Other International segment stayed relatively constant at 6% of consolidated segment contribution.

Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,
	2012	2011
	(dollars in thousands)
Segment contribution	$279,300	$244,746
Corporate expenses:
Administrative expenses	49,264	50,584
Depreciation	5,457	3,832
Amortization	19	—
Gain on sale or disposal of assets	(1)	—
Interest, net	2,961	1,619
Consolidated income before taxes	221,600	188,711
Income tax expense	71,023	66,552
Net income	150,577	122,159
Net income attributable to noncontrolling interest	6,869	—
Net income attributable to EZCORP, Inc.	$143,708	$122,159
Corporate expenses increased $1.7 million, or 3%, to $57.7 million as a result of a $1.7 million increase in depreciation expense and a $1.3 million increase in interest expense, partially offset by a $1.3 million decrease in administrative expense. The decrease in administrative expense is primarily due to a pre-tax charge of $10.9 million related to the retirement of our former Chief Executive officer in fiscal 2011. This charge included a $3.4 million attributable to a cash payment and $7.5 million attributable to the accelerated vesting of restricted stock. Excluding this charge, administrative expenses increased $9.6 million, or 24%, which was primarily associated with supporting accelerated growth of the de novo and international operations. In fiscal 2012, interest expense increased 83% due to greater utilization of our revolver and depreciation expense increased 42% due to assets placed in service as we continue to invest in the infrastructure to support our growth.
Consolidated income before taxes increased $32.9 million, or 17%, to $221.6 million mostly due to a $4.1 million, $28.8 million and $1.7 million increase in contribution from the U.S. & Canada, Latin America and Other International segments, respectfully, offset by a $1.7 million increase in corporate expenses.
In fiscal 2012, income tax expense increased $4.5 million, or 7%, to $71.0 million. The fiscal 2012 effective tax rate is 32%, compared to 35% in the prior year. The decrease is primarily due to a larger portion of income being derived from countries outside the United States, as well as the recognition of state net operation losses.
In fiscal 2012, net income attributable to EZCORP, Inc. increased $21.5 million, or 18%, to $143.7 million, after $6.9 million of net income attributable to the noncontrolling interests.

Fiscal 2011 Compared to Fiscal 2010
The following discussion compares our results of operations for the year ended September 30, 2011 to the year ended September 30, 2010. It should be read with the accompanying consolidated financial statements and related notes.
In fiscal 2011, consolidated total revenues increased 19%, or $136.3 million, to $869.3 million, compared to fiscal 2010. Same store total revenues increased $70.4 million, or 10%, and new and acquired stores contributed $65.9 million. Net income increased 26%, or $24.9 million. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer and the related tax benefit in the first quarter of fiscal 2011, net income increased 33% to $129.3 million from $97.3 million in fiscal 2010.
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Fiscal Year Ended September 30,
	2011	2010
	(dollars in thousands)
Merchandise sales	$256,846	$226,424
Jewelry scrapping sales	196,482	164,022
Pawn service charges	184,234	154,505
Consumer loan fees	171,951	157,022
Other revenues	1,547	463
Total revenues	811,060	702,436
Merchandise cost of goods sold	147,388	131,825
Jewelry scrapping cost of goods sold	121,355	104,701
Consumer loan bad debt	38,759	34,444
Net revenues	503,558	431,466

Store operations	246,416	225,006
Administrative	19,444	16,550
Depreciation	11,211	9,442
Amortization	456	275
Loss on sale or disposal of assets	296	1,546
Interest, net	30	—
Other expenses(income)	(3)	3
Segment contribution	$225,708	$178,644
Other data:
Gross margin on merchandise sales	42.6%	41.8%
Gross margin on jewelry scrapping sales	38.2%	36.2%
Gross margin on total sales	40.7%	39.4%
Average pawn loan balance per pawn store at period end	$311	$292
Average yield on pawn loan portfolio (a)	158%	156%
Pawn loan redemption rate	81%	81%
Consumer loan bad debt as a percentage of consumer loan fees	23%	22%

(a)	Average yield on pawn loan portfolio is calculated as annualized pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues increased $108.6 million, or 15%, from fiscal 2010 to $811.1 million in fiscal 2011. Same store total revenues increased $59.9 million, or 9%, and new and acquired stores net of closed stores contributed $48.7 million. The overall increase in total revenues consisted of a $62.9 million increase in merchandise and jewelry scrapping sales, a $29.7 million increase in pawn service charges and a $16.0 million increase in loan fees and other revenues. In fiscal 2011, we acquired 34 U.S. pawn stores for an aggregate of $68.3 million. As part of these acquisitions, we began operations in three new states: Iowa, Utah and Wisconsin. We also opened 10 new de novo pawn stores in the U.S. and 15 new de novo buy/sell and financial services stores in Canada.
In fiscal 2011, pawn service charge revenue increased 19%, or $29.7 million, from the prior year to $184.2 million. Same store pawn service charges increased $18.4 million, or 12%, with new and acquired stores, net of closed stores, contributing $11.3 million. The same store improvement was due to a higher average same store pawn loan balance coupled with higher yield. The yield improved primarily due to a slightly higher loan redemption rate as we continued to focus on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan.
In fiscal 2011, merchandise sales gross profit increased $14.9 million, or 16%, from the prior year to $109.4 million. This was due to a $13.0 million, or 6%, increase in same store sales, a $17.4 million increase in sales from new and acquired stores net of closed stores and a 0.8 percentage point improvement in gross margins.
In fiscal 2011, gross profit on jewelry scrapping sales increased $15.8 million, or 27%, from the prior year to $75.1 million. Jewelry scrapping revenues increased $32.5 million, or 20%, due to a 28% increase in proceeds realized per gram of gold jewelry scrapped, partially offset by a 9% decrease in gold volume. Same store jewelry scrapping sales increased $15.9 million, or 10%, and new and acquired stores net of closed stores contributed $16.6 million. Jewelry scrapping sales include the sale of approximately $8.1 million of loose diamonds removed from scrap jewelry in fiscal 2011 and $3.2 million in fiscal 2010. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $16.7 million, or 16%.
In fiscal 2011, consumer loan fees increased $14.9 million, or 10%, from the prior year to $172.0 million. Net fees increased 9%, reflecting a significant improvement in bad debt performance. Consumer loan bad debt as a percentage of fees stayed relatively constant at 23% in fiscal 2011 compared to 22% in the prior year.
Total segment expenses increased to $277.9 million (34% of revenues) in fiscal 2011 from $252.8 million (36% of revenues) in fiscal 2010. Store operations expense increased $21.4 million, or 10%, due to higher operating costs resulting from new and acquired stores. Administrative expenses increased 17%, or $2.9 million, to $19.4 million mainly due to increased labor, benefits and additional investments made in infrastructure to support our growth. Depreciation and amortization increased 20%, or $2.0 million, from fiscal 2011 to $11.7 million, mainly due to assets placed in service at new and acquired stores. Loss on sale or disposal of assets decreased $1.3 million, or 81%, as fiscal 2010 included a $1.5 million loss on the closure or consolidation of several financial services stores in the states of Colorado and Wisconsin.
In fiscal 2011, the U.S. & Canada's segment contribution increased $47.1 million, or 26%, to $225.7 million. Contribution margin increased 2.4 percentage points to 27.8%. In fiscal 2011, the U.S & Canada's segment contribution comprised 92% of consolidated segment contribution compared to 94% in fiscal 2010.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2011	2010
	(dollars in thousands)
Merchandise sales	$25,237	$14,030
Jewelry scrapping sales	15,997	7,389
Pawn service charges	16,901	9,190
Other revenues	122	—
Total revenues	58,257	30,609
Merchandise cost of goods sold	14,672	8,459
Jewelry scrapping cost of goods sold	12,205	6,137
Net revenues	31,380	16,013

Store operations	20,636	11,658
Administrative	4,447	2,763
Depreciation	2,446	1,453
Amortization	399	356
(Gain)/loss on sale or disposal of assets	13	(2)
Interest, net	4	2
Other expenses/(income)	7	(3)
Segment contribution	$3,428	$(214)
Other data:
Gross margin on merchandise sales	41.9%	39.7%
Gross margin on jewelry scrapping sales	23.7%	16.9%
Gross margin on total sales	34.8%	31.9%
Average pawn loan balance per pawn store at period end	$61	$63
Average yield on pawn loan portfolio (a)	187%	182%
Pawn loan redemption rate	74%	75%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenue for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America's current year results from Mexican pesos to U.S. dollars was 12.1 pesos to the dollar, 6% stronger than in the prior year. Total revenues increased 90% in U.S. dollars and 80% in local currency. Operating expenses increased 72% in U.S. dollars and 63% in local currency. We expect new stores will be a drag on earnings until they become profitable in their second year of operation. Approximately 32% of the stores open at September 30, 2011 had been open less than one year. We opened 57 new stores in fiscal 2011, 14 of which are Empeñe Su Oro jewelry-only pawn stores. These jewelry-only stores are smaller and require less staff than our full-line pawn stores, but also carry smaller average loan balances per store.
The Latin America segment total revenues increased $27.6 million, or 90%, in fiscal 2011 to $58.3 million. Same store total revenues increased $10.5 million, or 34%, and new and acquired stores contributed $17.1 million. The overall increase in total revenues comprised a $19.8 million increase in merchandise and jewelry scrapping sales, a $7.7 million increase in pawn service charges and a $0.1 million increase in other revenues.
Latin America's pawn service charge revenues increased $7.7 million, or 84%, in fiscal 2011 to $16.9 million. Same store pawn service charges increased approximately $3.4 million, or 37%, and new and acquired stores contributed $4.3 million. The same store increase was due to an improvement in the average pawn loan yield coupled with an increase in average loan balance during the period. The yield increased primarily due to an increase in pawn service charge rates in certain geographic areas compared to the prior year, partially offset by a lower loan redemption rate.

Merchandise gross profit increased $5.0 million, or 90%, from fiscal 2010 to $10.6 million. This was due to a $4.2 million, or 30%, same store sales increase and $7.0 million in sales from new and acquired stores in addition to a 2.2 percentage point increase in gross margins to 41.9%.
Gross profit on jewelry scrapping sales increased $2.5 million, or 203%, from fiscal 2010 to $3.8 million. Jewelry scrapping revenues increased $8.6 million, or 116%, due to 107% increase in gold volume and a 5% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales increased $2.9 million, or 40%, and new and acquired stores contributed $5.7 million. The significant volume increase and the margin increase are due primarily to the continued maturation of our Empeñe Su Oro jewelry-only stores. As a result of the greater volume, scrap cost of goods increased $6.1 million.
Total segment expenses increased to $28.0 million (48% of revenues) in fiscal 2011 from $16.2 million (53% of revenues) in fiscal 2010. The dollar increase was due to a 77%, or $9.0 million, increase in store operations expenses and a $1.7 million dollar increase in administrative expenses due to higher operating costs resulting from the addition of 63 new stores. During fiscal 2011 depreciation and amortization increased $1.0 million from fiscal 2010 to $2.8 million, mainly due to depreciation of assets place in service at new stores.
In fiscal 2011, the $15.4 million greater net revenues were partially offset by the $11.8 million higher operations expense, resulting in a $3.6 million increase in contribution for the Latin America segment. Contribution margin increased 7 percentage points to 6%. In fiscal 2011, Latin America's segment contribution was 1% of consolidated segment contribution compared to a small loss in fiscal 2010.
Other International
The following table presents selected financial data for the Other International segment:

	Fiscal Year Ended September 30,
	2011	2010
	(dollars in thousands)
Administrative expense	$795	$69
Equity in net income of unconsolidated affiliates	(16,237)	(10,750)
Other income	(168)	(93)
Segment Contribution	$15,610	$10,774
Administrative expenses increased $0.7 million in fiscal 2011, mainly due to transactions costs related to our additional investment in Cash Converters, which was subsequently canceled.
Our equity in the net income of Albemarle & Bond increased $0.5 million, or 7%, in fiscal 2011 to $7.3 million as a result of Albemarle & Bond's higher earnings and a slightly stronger British pound in relation to the U.S. dollar. On November 6, 2009, we acquired 108,218,000 newly issued shares, or approximately 30% of the capital stock of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia for approximately AUS $54.1 million (approximately U.S. $49.6 million). We acquired 16,200,000 additional shares on May 20, 2010 at a cost of AUS $9.7 million (approximately U.S. $8.2 million), which increased our ownership level to approximately 33%. In fiscal 2011, our equity in the net income of Cash Converters was $8.9 million compared to $3.9 million in fiscal 2010. As we account for our earnings from Cash Converters on a 3-month lag, fiscal 2010 included our pro rata share of their results of operations for the 237-day period from our November 6, 2009 initial investment date to the June 30, 2010 end of Cash Converters' period.
In fiscal 2011, the Other International segment contribution increased $4.8 million, or 45%, to $15.6 million. The $5.5 million, or 51%, increase in our equity in the net income of unconsolidated affiliates was partially offset by a $0.7 million increase in administrative and other expenses in the fiscal 2011 compared to fiscal 2010. Segment contribution from the Other International segment remained constant at 6%.

Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,
	2011	2010
	(dollars in thousands)
Segment contribution	$244,746	$189,204
Corporate expenses:
Administrative expenses	50,584	33,358
Depreciation	3,832	3,135
Gain on sale or disposal of assets	—	(16)
Interest, net	1,619	1,197
Consolidated income before income taxes	188,711	151,530
Income tax expense	66,552	54,236
Net income	122,159	97,294
Corporate expenses increased $18.3 million, or 48%, to $56.0 million mostly due to a $17.2 million increase in administrative expenses to $50.6 million. This increase is primarily due to a pre-tax charge of $10.9 million related to the retirement of our former Chief Executive Officer in the first quarter of fiscal 2011. This charge included $3.4 million attributable to a cash payment and $7.5 million attributable to the accelerated vesting of restricted stock. Excluding this charge, administrative expenses increased $6.3 million, mostly related to an increase in professional fees associated with our continued investment in growth and profitability initiatives. In fiscal 2011, interest expense increased $0.4 million, or 35%, due to greater utilization of our revolver; and, depreciation increased $0.7 million, or 22%, due to assets placed in service as we continue to invest in the infrastructure to support our growth.
Consolidated income before taxes increased $37.2 million, or 25%, to $188.7 million due to a $47.1 million, $3.6 million and $4.8 million increase in contribution from the U.S. & Canada, Latin America and Other International segments, respectively, partially offset by an $18.3 million increase in corporate expenses.
In fiscal 2011, income tax expense increased $12.3 million, or 23%, to $66.6 million. The fiscal 2011 effective tax rate was 35.3% compared to 35.8% in fiscal 2010. The decrease in the effective tax rates was primarily due to an increase in both domestic employment tax credits and the foreign tax credit on overseas earnings, partially offset by the valuation allowance established for operating losses in our Canada operations during their start-up period.
In fiscal 2011, net income increased $24.9 million, or 26%, to $122.2 million. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer in the first quarter of fiscal 2011 and the related tax benefit, net income increased 33% to $129.3 million from $97.3 million in fiscal 2010.
Liquidity and Capital Resources
In fiscal 2012, our $150.4 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $185.8 million, net of (ii) $38.5 million of normal, recurring changes in operating assets and liabilities. In the prior year, our $146.0 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $166.5 million, net of (ii) $20.5 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between fiscal 2012 and the prior years were the contributions from acquisitions, organic growth throughout our other operations and revenue streams, and the decrease in stock compensation expense from fiscal 2011, which was primarily attributable to the retirement of our former CEO, net of higher taxes paid.
The $211.2 million of net cash used in investing activities during fiscal 2012 was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. We received $5.6 million in cash dividends from our unconsolidated affiliates. We invested $128.6 million in cash to acquire 50 stores in the U.S., one store in Canada, a 60% interest in Crediamigo, a decision science model for the underwriting of consumer loans and a 72% interest in Cash Genie. Other significant investments in the period were the $45.8 million in additions of property and equipment. Partially offsetting these investments was the $42.4 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral.

The net effect of these and other smaller cash flows was a $24.5 million increase in cash on hand, providing a $48.5 million ending cash balance. Of this amount approximately 48%, or $23.2 million, is held by foreign subsidiaries and is not available to fund domestic operations, as we intend to permanently reinvest earnings from foreign operations.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations	$217,683	$19,588	$167,646	$30,449	$—
Interest on long-term debt obligations	28,464	11,636	13,953	2,875	—
Operating lease obligations	219,580	53,661	83,409	45,164	37,346
Capital lease obligations	1,618	613	1,005	—	—
Total	$467,345	$85,498	$266,013	$78,488	$37,346
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At September 30, 2012, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $27.4 million. Of that total, $6.7 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2012, these collectively amounted to $17.9 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 442 U.S. EZMONEY financial services stores, 159 adjoin an EZPAWN store. The lease agreements at approximately 94% of the remaining 283 free-standing EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores.
In fiscal 2013, we plan to open 25 to 30 pawn stores in the U.S., 70 to 80 pawn stores in Mexico and 65 to 75 financial services stores in the U.S. (most of which will follow our store-within-a-store format). The aggregate investment for this de novo activity is expected to be $26.3 million of capital expenditures plus the funding of working capital and start-up losses. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2012 and expect to remain in compliance based on our expected future performance. At September 30, 2012, we had borrowed $130.0 million, leaving $45.0 million available on the facility.
At September 30, 2012, Crediamigo's third party debt (nonrecourse to EZCORP) was $89.9 million, with a weighted average interest rate of 11%.  Since the acquisition of Crediamigo in January, Crediamigo's debt has decreased $19.8 million, and its weighted average interest rate has decreased 8.0 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward. In July 2012 Crediamigo transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction.  The securitization borrowing facility has a maximum capacity of approximately $117 million.  At September 30, 2012 $32.7 million were outstanding under the securitization borrowing facility.  We expect Crediamigo to continue its use of the borrowing facility and utilize proceeds to fund loan originations, operations and contractual obligations.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
We have an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities. At September 30, 2012, we had issued an aggregate of approximately 843,000 shares of Class A Common Stock in connection with acquisitions of several pawn stores and the acquisition of a 72% interest in Cash Genie, leaving approximately 1.2 million shares covered by the registration statement and available for issuance in future acquisitions as of that time. Subsequent to September 30, 2012, we issued approximately 592,000 additional shares of Class A Common Stock in connection with the acquisition of an additional 23% interest in Cash Genie, bringing our total ownership to 95%. Following that acquisition, we have approximately 565,000 shares covered by the Form S-4 registration statement and available for issuance in future acquisitions.
On February 3, 2012, we filed a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities (and related guarantees), equity securities, warrants to purchase debt or equity securities, stock purchase contracts and stock purchase units. The proceeds of any offering and sale under that registration statement will be used for general corporate purposes, including debt reduction or refinancing, acquisitions, capital expenditures and working capital. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities. As of September 30, 2012, we had not issued any securities under this registration statement.
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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2012, the allowance for Expected LOC Losses was $1.8 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $27.4 million. This amount includes principal, interest, insufficient funds fees and late fees.
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
Consumer loan fees are generally highest in our fourth and first fiscal quarters (July through December) due to a higher need for cash during the holiday season. Consumer loan bad debt, both in dollar terms and as a percentage of related fees, is highest in the fourth fiscal quarter and lowest in the second fiscal quarter due primarily to the impact of tax refunds in the U.S.
The payroll withholding lending business is less impacted by seasonality, with the exception of the summer months when new loan originations tend to moderate.
The net effect of these factors is that net revenues and net income typically are strongest in the fourth fiscal quarter and weakest in the third fiscal quarter.
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
Forward-Looking Information
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,”

“believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. These risks and uncertainties include:

•	Changes in laws and regulations, including regulation of our financial services business by the Consumer Financial Protection Bureau;

•	Changes in gold prices or volumes;

•	Concentration of business in Texas;

•	Changes in foreign currency exchange rates;

•	General economic conditions;

•	Changes in our relationships with unaffiliated lenders;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Changes in the business, regulatory or political climate in Mexico;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Our controlled ownership structure;

•	Potential infrastructure failures or data security breaches;

•	Risks associated with new online lending business;

•	Potential litigation;

•	Failure to achieve adequate return on our investments;

•	Potential uninsured property, casualty or other losses;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Changes in U.S. or international tax rates; and

•	Events beyond our control.
In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. For a discussion of the important risk factors that could cause results or events to differ from current expectations, see “Part I — Item 1A — Risk Factors.”
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the fiscal year ending September 30, 2013, our interest expense during the year would increase by approximately $875,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at September 30, 2012.
Our earnings and financial position are affected by changes in gold values and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. In the first quarter of fiscal 2012, we began using derivative financial instruments, in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges as they do not meet the hedge accounting requirements of the Derivatives and Hedging topic of the FASB codification, and changes in their fair value are recorded directly in earnings. For further discussion, you should read “Part I — Item 1A — Risk Factors.”
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our foreign operations. Albemarle & Bond and Cash Genie's functional currency is the British pound, Cash Converters’ International functional currency is the Australian dollar, Empeño Fácil and Crediamigo’s functional currency is the Mexican peso and our Canada operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the year ended June 30, 2012 (included in our September 30, 2012 results on a three-month lag) was a $0.7 million decrease to stockholders’ equity. The translation adjustment from Cash Genie represents the strengthening in the British pound, was a $0.5 million increase to stockholders' equity. On September 30, 2012, the British pound strengthened to £1.00 to $1.6164 U.S. from $1.5625 at September 30, 2011.
The translation adjustment from Cash Converters International representing the weakening in the Australian dollar from our investment dates to June 30, 2012 (included in our September 30, 2012 results on a three-month lag) was an $3.2 million decrease to stockholders’ equity. On September 30, 2012, the Australian dollar strengthened to $1.00 Australian dollar to $1.0377 U.S. from $0.9791 at September 30, 2011.
The translation adjustment from Latin America representing the strengthening of the Mexican peso during the year ended September 30, 2012 was a $3.8 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On September 30, 2012, the peso further strengthened to $1.00 Mexican peso to $0.0778 U.S. from $0.0745 at September 30, 2011.
The translation adjustment from our Canadian operations representing the strengthening of the Canadian dollar during the year ended September 30, 2012 was a $0.6 million increase to stockholders’ equity. On September 30, 2012, the Canadian dollar strengthened to $1.00 Canadian dollar to $1.0164 U.S. from $0.9682 at September 30, 2011.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the Company) as of September 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EZCORP, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated November 20, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas

November 20, 2012

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$48,477	$23,969
Restricted cash	1,145	—
Pawn loans	157,648	145,318
Consumer loans, net	34,152	14,611
Pawn service charges receivable, net	29,401	26,455
Consumer loan fees receivable, net	30,416	6,775
Inventory, net	109,214	90,373
Deferred tax asset	14,984	18,125
Federal income tax receivable	10,511	—
Prepaid expenses and other assets	45,451	30,611
Total current assets	481,399	356,237
Investments in unconsolidated affiliates	126,066	120,319
Property and equipment, net	108,131	78,498
Restricted cash, non-current	4,337	—
Goodwill	374,663	173,206
Intangible assets, net	45,185	19,790
Non-current consumer loans, net	61,997	—
Other assets, net	16,229	8,400
Total assets (1)	$1,218,007	$756,450
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$21,085	$—
Current capital lease obligations	594	—
Accounts payable and other accrued expenses	78,925	57,400
Customer layaway deposits	7,238	6,176
Income taxes payable	—	693
Total current liabilities	107,842	64,269
Long-term debt, less current maturities	198,836	17,500
Long-term capital lease obligation	995	—
Deferred tax liability	7,922	8,331
Deferred gains and other long-term liabilities	13,903	2,102
Total liabilities (2)	329,498	92,202
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	53,681	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; 48,255,536 issued and outstanding in 2012; 47,228,610 issued and outstanding in 2011	482	471
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	268,626	242,398
Retained earnings	565,803	422,095
Accumulated other comprehensive loss	(113)	(746)
EZCORP, Inc. stockholders’ equity	834,828	664,248
Total liabilities and stockholders’ equity	$1,218,007	$756,450
Assets and Liabilities of Crediamigo Securitization Trust
(1) Our consolidated assets as of September 30, 2012, include the following assets of the Crediamigo securitization trust that can only be used to settle its liabilities: Restricted cash, $4.3 million; Consumer loans, net, $33.6 million; Consumer loan fees receivable, net, $7.7 million; Intangible assets, net $2.6 million and total assets, $48.2 million.
(2) Our consolidated liabilities as of September 30, 2012, include $32.7 million of long-term debt for which the creditors of the Crediamigo securitization trust do not have recourse to EZCORP, Inc.
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$335,410	$282,083	$240,454
Jewelry scrapping sales	208,319	212,479	171,411
Pawn service charges	235,642	201,135	163,695
Consumer loan fees	207,671	171,951	157,022
Other revenues	5,425	1,669	463
Total revenues	992,467	869,317	733,045
Merchandise cost of goods sold	192,014	162,060	140,284
Jewelry scrapping cost of goods sold	134,848	133,560	110,838
Consumer loan bad debt	41,377	38,759	34,444
Net revenues	624,228	534,938	447,479
Operating expenses:
Operations	303,486	267,052	236,664
Administrative	94,035	75,270	52,740
Depreciation	23,289	17,489	14,030
Amortization	1,979	855	631
(Gain) / loss on sale or disposal of assets	(1)	309	1,528
Total operating expenses	422,788	360,975	305,593
Operating income	201,440	173,963	141,886
Interest (income) expense	(1,550)	1,653	1,199
Equity in net income of unconsolidated affiliates	(17,400)	(16,237)	(10,750)
Other income	(1,210)	(164)	(93)
Income before income taxes	221,600	188,711	151,530
Income tax expense	71,023	66,552	54,236
Net income	150,577	122,159	97,294
Net income attributable to redeemable noncontrolling interest	6,869	—	—
Net income attributable to EZCORP, Inc.	$143,708	$122,159	$97,294

Net income per common share:
Basic	$2.82	$2.45	$1.98
Diluted	$2.81	$2.43	$1.96

Weighted average shares outstanding:
Basic	50,877	49,917	49,033
Diluted	51,133	50,369	49,576
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
	2012	2011	2010
		(in thousands)
Net income	$150,577	$122,159	$97,294
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(7)	10,393	(3,673)
Unrealized holding gain (loss) arising during period	(735)	930	—
Income tax benefit (provision)	2,330	(5,694)	1,918
Other comprehensive income (loss), net of tax	1,588	5,629	(1,755)
Comprehensive income	$152,165	$127,788	$95,539
Attributable to redeemable noncontrolling interest:
Net income	6,869	—	—
Foreign currency translation gain	955	—	—
Comprehensive income	7,824	—	—
Comprehensive income attributable to EZCORP, Inc.	$144,341	$127,788	$95,539
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2012	2011	2010
	(In thousands)
Operating Activities:
Net income	$150,577	$122,159	$97,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,268	18,344	14,661
Consumer loan loss provisions	17,833	15,087	11,588
Deferred income taxes	2,761	13,663	(1,287)
(Gain) / loss on sale or disposal of assets	(1)	309	1,528
Stock compensation	6,714	13,208	4,512
Income from investments in unconsolidated affiliates	(17,400)	(16,237)	(10,750)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(5,359)	(2,998)	(4,312)
Inventory, net	(4,017)	(6,815)	(2,144)
Prepaid expenses, other current assets, and other assets, net	(12,322)	(12,445)	(6,277)
Accounts payable and accrued expenses	4,347	5,411	15,592
Customer layaway deposits	218	(95)	1,824
Deferred gains and other long-term liabilities	(8,782)	(412)	(736)
Excess tax benefit from stock compensation	(1,602)	(3,230)	(1,861)
Income taxes receivable/payable	(7,787)	44	5,093
Net cash provided by operating activities	150,448	145,993	124,725
Investing Activities:
Loans made	(802,896)	(649,249)	(545,579)
Loans repaid	520,193	404,392	335,832
Recovery of pawn loan principal through sale of forfeited collateral	240,381	205,662	174,224
Additions to property and equipment	(45,796)	(34,122)	(25,741)
Acquisitions, net of cash acquired	(128,647)	(67,920)	(21,837)
Investments in unconsolidated affiliates	—	—	(59,188)
Dividends from unconsolidated affiliates	5,560	7,274	3,841
Proceeds on disposal of assets	—	—	1,347
Net cash used in investing activities	(211,205)	(133,963)	(137,101)
Financing Activities:
Proceeds from exercise of stock options	649	397	1,602
Excess tax benefit from stock compensation	1,602	3,230	1,861
Debt issuance costs	(3,225)	(2,397)	3
Taxes paid related to net share settlement of equity awards	(1,184)	(7,484)	—
Change in restricted cash	(5,482)	—	—
Proceeds on revolving line of credit	792,927	164,500	63,050
Payments on revolving line of credit	(695,077)	(147,000)	(63,050)
Proceeds from bank borrowings	2,461	—	—
Payments on bank borrowings and capital lease obligations	(8,496)	(25,004)	(10,000)
Net cash provided by (used in) financing activities	84,175	(13,758)	(6,534)
Effect of exchange rate changes on cash and cash equivalents	1,090	(157)	—
Change in cash and equivalents	24,508	(1,885)	(18,910)
Cash and equivalents at beginning of period	23,969	25,854	44,764
Cash and equivalents at end of period	$48,477	$23,969	$25,854
Cash paid during the period for:
Interest	$2,480	$1,147	$913
Income taxes	$83,010	$55,124	$50,631
Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$248,090	$215,188	$177,821
Issuance of common stock due to acquisitions	$17,984	$7,304	$(31)
Contingent consideration	$23,432	$—	$—
Deferred consideration	$938	$—	$—
Issuance of common stock to 401 (K) plan	$459	$377	$260
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Common Stock		Additional Paid In Capital
	Shares	Par Value		Retained Earnings
	(in thousands)
Balances at September 30, 2009	48,703	$487	$217,176	$202,642	$(4,620)	$415,685
Issuance of Common Stock to 401(k) plan	13	—	260	—	—	260
Stock compensation	—	—	4,512	—	—	4,512
Stock options and warrants exercised	494	6	1,596	—	—	1,602
Issuance of Common Stock due to acquisitions	—	—	(31)	—	—	(31)
Release of Restricted Stock	16	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	1,861	—	—	1,861
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(1,755)	(1,755)
Net income attributable to EZCORP, Inc.	—	—	—	97,294	—	97,294
Balances at September 30, 2010	49,226	$493	$225,374	$299,936	$(6,375)	$519,428
Issuance of Common Stock to 401(k) plan	12	—	377	—	—	377
Stock compensation	—	—	13,208	—	—	13,208
Stock options exercised	62	1	396	—	—	397
Issuance of Common Stock due to acquisitions	209	2	7,302	—	—	7,304
Release of Restricted Stock	690	—	—	—	—	—
Excess tax benefit from stock compensation	—	5	3,225	—	—	3,230
Taxes paid related to net share settlement of equity awards	—	—	(7,484)	—	—	(7,484)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	605	605
Foreign currency translation adjustment	—	—	—	—	5,024	5,024
Net income attributable to EZCORP, Inc.	—	—	—	122,159	—	122,159
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Issuance of Common Stock to 401(k) plan	19	—	459	—	—	459
Stock compensation	—	—	6,714	—	—	6,714
Stock options exercised	201	2	647	—	—	649
Issuance of Common Stock due to acquisitions	635	6	17,992	—	—	17,998
Release of Restricted Stock	172	1	—	—	—	1
Excess tax benefit from stock compensation	—	2	1,600	—	—	1,602
Taxes paid related to net share settlement of equity awards	—	—	(1,184)	—	—	(1,184)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(478)	(478)
Foreign currency translation adjustment	—	—	—	—	1,111	1,111
Net income attributable to EZCORP, Inc.	—	—	—	143,708	—	143,708
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans, or fee-based credit services to customers seeking loans.
At September 30, 2012, we operated a total of 1,262 locations, consisting of 470 U.S. pawn stores (operating as EZPAWN or Value Pawn), seven U.S. buy/sell stores (operating as Cash Converters), 230 pawn stores in Mexico (operating as Empeño Fácil or Empeñe Su Oro), 442 U.S. financial services stores (operating primarily as EZMONEY), 33 financial services stores in Canada (operating as CASHMAX) and 35 buy/sell and financial services stores in Canada (operating as Cash Converters). In addition, we are the franchisor for 10 franchised stores in Canada pursuant to our acquisition of the Cash Converters master franchise in that country. We also own approximately 30% of Albemarle & Bond Holdings PLC, one of the U.K.’s largest pawnbroking businesses with approximately 230 stores, and approximately 33% of Cash Converters International Limited, which franchises and operates a worldwide network of approximately 700 financial services and second-hand retail stores.
Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. and our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We own 60% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I de C.V., SOFOM, E.N.R. ("Crediamigo") and 72% of Ariste Holding Limited and its affiliates ("Cash Genie"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market value of the property. We record sales revenue and the related cost when this inventory is sold, or when we receive the final payment on a layaway sale. Sales tax collected on the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable and other accrued expenses” on our balance sheets until remitted to the appropriate governmental authorities.
Consumer Loans
We provide a variety of short-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. In Mexico, Crediamigo enters into agreements with employers that permit it to market consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Crediamigo.
Revenue Recognition
Unsecured Consumer Loan Credit Service Fees — We earn credit service fees when we assist customers in obtaining unsecured loans from unaffiliated lenders. We initially defer recognition of the fees we expect to collect, net of direct expenses, and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default, and increase credit service fee revenue upon collection. Unsecured loan credit service fee revenue is included in “Consumer loan fees” on our statements of operations.
Unsecured Consumer Loan Revenue — We accrue fees in accordance with state and provincial laws on the percentage of unsecured loans (single-payment and multiple-payment) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection. Unsecured loan revenue is included in “Consumer loan fees” on our statements of operations.

Long-term Unsecured Consumer Loan Revenue — Crediamigo customers obtain installment loans with a series of payments due over as long as a four-year period. We recognize consumer loan fees related to loans we originate based on the percentage of consumer loans made that we believe to be collectible. We recognize interest revenue ratably over the life of the related loans. We reserve the percentage of interest we expect not to collect. Accrued fees related to defaulted loans reduce consumer loan revenue upon loan default and increase consumer loan fee revenue upon collection.
Auto Title Loan Credit Service Fee Revenue — We earn auto title credit service fees when we assist customers in obtaining auto title loans from unaffiliated lenders. We recognize the fee revenue ratably over the life of the loan, and reserve the percentage of fees we expect not to collect. Auto title loan credit service fee revenue is included in “Consumer loan fees” on our statements of operations.
Auto Title Loan Revenue — We accrue fees in accordance with state laws on the percentage of auto title loans we have made that we believe to be collectible. We recognize the fee revenue ratably over the life of the loan. Auto title loan revenue is included in “Consumer loan fees” on our statements of operations.
Bad Debt and Allowance For Losses
Unsecured Consumer Loan Credit Service Bad Debt — We issue letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to consumer loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery, and record the proceeds from such sales as a reduction of bad debt at the time of the sale.
The majority of our credit service customers obtain short-term unsecured loans with a single maturity date. These short-term loans, with terms averaging about 16 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain multiple-payment loans with a series of payments due over as much as a seven-month period. If one payment of multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted.
Allowance for Losses on Unsecured Consumer Loan Credit Services — We provide an allowance for losses we expect to incur under letters of credit for brokered unsecured loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees and late fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to consumer loan bad debt. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the unsecured loan credit service fees we expect not to collect, and charge changes in this allowance to consumer loan fee revenue.
Unsecured Consumer Loan Bad Debt — We consider a single-payment loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of consumer loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of sale.
Unsecured Consumer Loan Allowance for Losses — We provide an allowance for losses on unsecured loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to consumer loan bad debt. We record changes in the fee receivable valuation allowance to consumer loan fee revenue.
Long-Term Unsecured Consumer Loan Bad Debt — Consumer loans made by Crediamigo are considered in current status as long as the customer is employed and Crediamigo receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Crediamigo charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Collections of principal are recorded as a reduction of consumer loan bad debt when collected.
Long-Term Unsecured Consumer Loan Allowance for Losses — Crediamigo provides an allowance for losses on consumer loans that have not yet matured and related fees receivable based on recent loan default experience. Changes in the principal valuation allowance are charged to consumer loan bad debt and changes in the interest receivable valuation allowance are charged to consumer loan fee revenue.
Auto Title Loan Credit Services Bad Debt and Allowance for Losses — We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any late fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and late fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our balance sheets.
Auto Title Loan Bad Debt and Allowance for Losses — Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to consumer loan bad debt and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to consumer loan fee revenue.
Inventory and Cost of Goods Sold
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
Cash and Cash Equivalents and Cash Concentrations
Cash and cash equivalents consist primarily of cash on deposit or highly liquid investments or mutual funds with original contractual maturities of three months or less. We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our credit risk associated with cash and cash equivalents and cash concentrations by investing in high quality instruments or funds, concentrating our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions issuing investments or holding such deposits. Historically, we have not experienced any losses due to such cash concentrations. Restricted cash amounts represent amounts that can only be used to settle liabilities of Crediamigo's securitization trust or for interest payments on Crediamigo's debt. See Note 8, “Long-Term Debt and Capital Lease Obligations.”
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use and amortize the costs by the straight-line method over the estimated useful lives of each system, typically five years.
Customer Layaway Deposits
Customer layaway deposits are recorded as deferred revenue until we collect the entire related sales price and deliver the related merchandise to the customer.
Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. In fiscal 2012 we early adopted the Financial Accounting Standards Board "FASB" issued Accounting Standards Update "ASU" 2012-02 Testing Indefinite-Lived Intangible Assets for Impairment and ASU 2011-08 Testing Goodwill for Impairment, which allows for a level of qualitative review for potential impairment of an indefinite lived asset. We review qualitative indicators annually on July 1st, or more frequently if necessary, to identify potential areas of risk for impairment. If there is an indicator that the fair market value of the segment has potentially dropped below the carrying value, then a full valuation of the segment is performed, using analyses of cash flows and other market valuation methods.  We amortize intangible assets with definite lives over their estimated useful lives using the straight-line method.
Property and Equipment
We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and 2 to 7 years for furniture, equipment and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease.
Valuation of Tangible Long-Lived Assets
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
Fair Value of Financial Instruments
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
Derivative Instruments and Hedging Activities
We record all derivative instruments according to FASB ASC 815-20-25, “Derivatives and Hedging – Recognition.” Accounting for changes in the fair value of derivatives is determined by the intended use of the derivative, whether it is designated as a hedge and whether the hedging relationship is effective in achieving offsetting changes for the risk being hedged. Derivatives designated to hedge the changes in the fair value of an asset, liability or firm commitment due to an identified risk in the hedged item, such as interest rate risk or foreign currency exchange rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Acquisitions
We adopted FASB ASC 805-10-65 (Business Combinations — Revised) on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. In accordance with FASB ASC 805-10-65, we allocate the total acquisition price to the fair value of assets and liabilities acquired and immediately expense transaction costs that would have been included in the purchase price allocation under previous accounting standards.
Foreign Currency Translation
Our equity investments in Albemarle & Bond and Cash Converters International are translated from British pounds and Australian dollars, respectively, into U.S. dollars at the exchange rates as of the investees’ balance sheet date of June 30. The related interest in the investees’ net income is translated at the average exchange rates for each six-month period reported by the investees. The functional currency of Empeño Fácil, our wholly-owned subsidiary, and Crediamigo, our 60% owned subsidiary, is the Mexican peso. The functional currency of our wholly-owned foreign subsidiary in Canada is the Canadian dollar, and the functional currency of Cash Genie, our 72% owned subsidiary, is the British Pound. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” (income) or expense in our statements of operations.

Securitization of Consumer Loans
Our majority-owned subsidiary, Crediamigo, periodically transfers certain consumer loans to a bankruptcy remote trust in securitization transactions. These securitizations are accounted for as secured borrowings, and no gains or losses are recognized at the time of the transaction. Secured borrowings are transactions involving transfers of financial assets that are accounted for as financings with the assets pledged as collateral. We consolidate the assets and liabilities of the trust and disclose on our consolidated balance sheet the consolidated assets and liabilities of the trust that can only be used to settle its liabilities.
Operations Expense
Included in operations expense are costs related to operating our stores. These costs include labor, other direct expenses such as utilities, supplies and banking fees, and indirect expenses such as store rent, building repairs and maintenance, advertising, store property taxes and insurance, regional and area management expenses and the costs of our bad debt collection center.
Administrative Expense
Included in administrative expense are costs related to our executive and administrative offices. This includes executive and administrative salaries, wages, stock and incentive compensation, professional fees, license fees and costs related to the operation of our administrative offices such as rent, property taxes, insurance and information technology.
Advertising
We expense advertising costs as incurred.
Income Taxes
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
Management believes that it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.
Stock Compensation
We account for stock compensation in accordance with the fair value recognition provisions of FASB ASC 718-10-25 (Compensation — Stock Compensation). The fair value of restricted shares is measured as the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant. When we grant options, our policy is to estimate the grant-date fair value of the options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a ratable basis over the options’ vesting periods.
Use of Estimates
Generally accepted accounting principles require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications
Previously, we reported segment information based primarily on product offerings. Beginning with the second quarter of fiscal 2012, we redefined our reportable operating segments based on geography as our company is increasingly being organized and managed along geographic lines, with product offerings and channels based on local custom and regulation. For this reason, we concluded that segment reporting based on geography more closely aligns with our management organization and strategic direction. In connection with the new segment structure, we have changed the accountability for, and reporting of, certain items including administrative expenses, depreciation and amortization, interest and our equity in the net income of unconsolidated affiliates. When practical, these items are allocated to segments. Interest is also allocated to operating segments when debt is incurred at the local country level and is nonrecourse to EZCORP, Inc. These items are now included in the segment’s measure of profit or loss (“segment contribution”). Expenses that cannot be allocated are included as corporate expenses.
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
Recently Issued Accounting Pronouncements
In October 2012, the FASB ASU 2012-04, Technical Corrections and Improvements. This update clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. We do not anticipate that the adoption of ASU 2012-04 will have a material effect on our financial position, results of operations or cash flows.
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
Recently Adopted Accounting Pronouncements
In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This update Amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 114; pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and related to ASU 2010-22, Accounting for Various Topics. The amendments in this update are effective upon issuance. We adopted this update during our interim period beginning July 1, 2012 with no material effect on our financial position, results of operations or cash flows.
In July 2012, the FASB issued Accounting Standards Updates ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update amends FASB ASC 350 (Intangibles – Goodwill and Other) by allowing entities to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012. We early adopted this ASU 2012-02 in our interim period beginning July 1, 2012 with no material effect on our financial position, results of operations or cash flows.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This update amends FASB ASC 350 (Intangibles – Goodwill and Other) by allowing entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011. We early adopted this ASU 2011-08 in our interim period beginning July 1, 2012 with no material effect on our financial position, results of operations or cash flows.

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
NOTE 2: ACQUISITIONS
Crediamigo
On January 30, 2012, we acquired a 60% interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City. The total consideration of $60.1 million, net of cash acquired, includes contingent consideration related to two earn out payments. If certain financial performance targets are achieved during calendar years 2012 and 2013, we will make a payment to the sellers of $12.0 million dollars, each year, for a total amount of $24.0 million dollars. The purchase price above includes a fair value amount of $23.0 million attributable to the contingent consideration payments. This amount was calculated using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy.
Pursuant to the Master Transaction Agreement, the sellers have a put option with respect to their remaining shares of Crediamigo. Each seller has the right to sell their Crediamigo shares to us during the exercise period commencing on January 30, 2014 and ending on January 30, 2017 , with no more than 50% of the seller's shares being sold within a consecutive twelve-month period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Crediamigo in temporary equity.
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
The year ended September 30, 2012, includes $27.7 million in total revenues and $10.1 million in income attributable to EZCORP, Inc. related to the Crediamigo acquisition. The purchase price allocation is preliminary as we continue to receive information regarding the acquired assets. We have recorded provisional amounts for certain assets and liabilities for which we have not yet received all information necessary to finalize our assessment.

Cash Genie
On April 14, 2012, we acquired a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K under the name "Cash Genie." As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, on a combined basis.
Pursuant to the acquisition agreement, the sellers have a put option with respect to their remaining shares of Cash Genie. Each of the sellers has the right to sell his Cash Genie shares to us for cash, during the exercise period commencing on April 14, 2014 and ending on April 14, 2016, with no more than 50% of the seller's shares being sold within a consecutive 12-month period. In addition, each of the sellers has the right to sell his Cash Genie shares to us in exchange for shares of Class A non-voting common stock at any time after April 14, 2012. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Cash Genie in temporary equity.
Effective November 13, 2012, we increased out ownership in Cash Genie to 95%. See Note 24, “Subsequent Events.”
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
Other
The year ended September 30, 2012, includes the acquisition of 50 locations in the U.S. and one in Canada. As these acquisitions were individually immaterial, we present their related information on a combined basis.
The following tables provide information related to domestic and foreign acquisitions for the years ended September 30, 2012, 2011 and 2010:

	Fiscal Year Ended September 30,
	2012		2011	2010
	Crediamigo	Other Acquisitions
Number of asset purchase acquisitions	—	7	9	5
Number of stock purchase acquisitions	1	4	3	—

U.S. stores acquired	—	50	34	16
Foreign stores acquired	45	1	6	—
Total stores acquired	45	51	40	16

	Fiscal Year Ended September 30,
	2012		2011	2010
	Crediamigo	Other Acquisitions
	(in thousands)
Consideration:
Cash	$45,001	$95,415	$69,057	$21,864
Equity instruments	—	17,984	7,304	—
Deferred consideration	5,785	—	—	—
Contingent consideration	23,000	—	—	—
Fair value of total consideration transferred	73,786	113,399	76,361	21,864
Cash acquired	(13,641)	(2,833)	(1,138)	(58)
Total purchase price	$60,145	$110,566	$75,223	$21,806

	Fiscal Year Ended September 30,
	2012		2011	2010
	Crediamigo	Other Acquisitions
Current assets:	(in thousands)
Pawn loans, net	$—	$6,781	$8,572	$2,700
Consumer loans, net	8,935	3,641	710	—
Service charges and fees receivable, net	18,844	1,940	1,270	379
Inventory, net	—	5,911	4,838	1,542
Deferred tax asset	—	238	461	223
Prepaid expenses and other assets	3,543	204	728	66
Total current assets	31,322	18,715	16,579	4,910
Property and equipment, net	2,326	4,061	1,051	387
Goodwill	99,486	99,747	56,703	15,870
Non-current consumer loans, net	56,120	—	—	—
Intangible assets	16,400	3,980	2,478	1,027
Other assets	7,497	294	80	30
Total assets	$213,151	$126,797	$76,891	$22,224
Current liabilities:
Accounts payable and other accrued expenses	$6,853	$5,496	$1,176	$93
Customer layaway deposits	—	808	182	102
Current maturities of long-term debt	22,810	—	—	—
Other current liabilities	—	257	26	—
Total current liabilities	29,663	6,561	1,384	195
Long-term debt, less current maturities	86,872	—	—	—
Deferred tax liability	171	113	284	223
Total liabilities	116,706	6,674	1,668	418
Redeemable noncontrolling interest	36,300	9,557	—	—
Net assets acquired	$60,145	$110,566	$75,223	$21,806
Goodwill deductible for tax purposes	$—	$48,445	$34,376	$15,870
Indefinite lived intangible assets acquired:
Trade name	$2,200	$2,706	$—	$—
Pawn licenses	$—	$—	$—	$607
Definite lived intangible assets acquired:
Favorable lease asset	$—	$404	$111	$—
Non-compete agreements	$300	$420	$769	$420
Contractual relationship	$13,900	$450	$—	$—
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. The purchase price allocation of assets acquired in the most recent twelve months is preliminary as we continue to receive information regarding the acquired assets. Transaction related expenses for the years ended September 30, 2012, 2011 and 2010 of approximately $2.2 million, $0.9 million and $0.6 million, respectively, were expensed as incurred and recorded as administrative expenses. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.

The amounts above for the year ended September 30, 2012 include the acquisition of a decision science model for the underwriting of consumer loans, a contractual relationship with an income tax return preparer to facilitate refund anticipation loans, an online lending business in the U.K., and 15 financial services stores in Hawaii and Texas. The 15 financial services stores in Hawaii and Texas were acquired from FS Management, 1st Money Centers, Inc. and 1429 Funding, Inc., companies owned partially by Brent Turner, the former President of our eCommerce and Card Services division and a former executive officer, for total consideration of $3.0 million in cash and 387,924 shares of our Class A Non-Voting common stock. The basic terms of the acquisitions were agreed prior to the commencement of Mr. Turner's employment (and, thus, prior to Mr. Turner's becoming an executive officer), subject to our completion of appropriate due diligence and the execution of appropriate definitive documentation. Even though the terms of the acquisitions were agreed to prior to Mr. Turner's becoming an executive officer, we treated the transactions as related party transactions. Consequently, pursuant to our Policy for Review and Evaluation of Related Party Transactions, the Audit Committee reviewed and evaluated the terms of the acquisitions and concluded that the transactions were fair to, and in the best interest of the company and its stockholders. Mr. Turner received $2.0 million in cash and 167,811 shares of stock in connection with these acquisitions.
NOTE 3: EARNINGS PER SHARE
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
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in thousands, except per share amounts)
Net income attributable to EZCORP, Inc. (A)	$143,708	$122,159	$97,294
Weighted average outstanding shares of common stock (B)	50,877	49,917	49,033
Dilutive effect of stock options and restricted stock	256	452	543
Weighted average common stock and common stock equivalents (C)	51,133	50,369	49,576
Basic earnings per share (A/B)	$2.82	$2.45	$1.98
Diluted earnings per share (A/C)	$2.81	$2.43	$1.96
Potential common shares excluded from the calculation of diluted earnings per share	56	2	15
NOTE 4: STRATEGIC INVESTMENTS
At September 30, 2012, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC, representing approximately 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our fiscal year ended September 30, 2012 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2011 to June 30, 2012. In fiscal 2012, 2011 and 2010, we received dividends from Albemarle & Bond of $3.3 million, $3.2 million and $2.3 million, respectively. Albemarle & Bond’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $27.6 million at September 30, 2012.
Conversion of Albemarle & Bond’s financial statements into US Generally Accepted Accounting Principles (“GAAP”) resulted in no material differences from those reported by Albemarle & Bond following International Financial Reporting Standards (“IFRS”).

In its functional currency of British pounds, Albemarle & Bond’s total assets increased 14% from June 30, 2011 to June 30, 2012 and its net income improved 2% for the year ended June 30, 2012. The following table presents summary financial information for Albemarle & Bond’s most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2012	2011
	(in thousands)
Current assets	$141,880	$125,862
Non-current assets	69,282	64,325
Total assets	$211,162	$190,187
Current liabilities	$15,772	$18,620
Non-current liabilities	70,016	57,016
Shareholders’ equity	125,374	114,551
Total liabilities and shareholders’ equity	$211,162	$190,187

	Year ended June 30,
	2012	2011	2010
	(in thousands)
Gross revenues	$186,479	$162,002	$129,794
Gross profit	109,474	97,197	84,850
Profit for the year (net income)	24,835	24,324	22,792
At September 30, 2012, the recorded balance of our investment in Albemarle & Bond, accounted for on the equity method, was $51.8 million. Because Albemarle & Bond publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Albemarle & Bond figures available are as of June 30, 2012, at which point our equity in net assets of Albemarle & Bond was $37.6 million. The difference between the recorded balance and our equity in Albemarle & Bond’s net assets represents the $10.0 million of unamortized goodwill, plus the cumulative difference resulting from Albemarle & Bond’s earnings, dividend payments and translation gains and losses since the dates of investment. Albermarle & Bond's accumulated undistributed after-tax earnings included in our consolidated retained earnings were $27.6 million at September 30, 2012.
At September 30, 2012, we owned 124,418,000 shares, or approximately 33% of the total ordinary shares of Cash Converters International Limited, which is a publicly-traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and May 2010 for approximately $57.8 million. Cash Converters franchises and operates a worldwide network of approximately 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom.
We account for our investment in Cash Converters using the equity method. Since Cash Converters’ fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our fiscal years ended September 30, 2012 and 2011 represents our percentage interest in the results of cash Converters’ operations from July 1, 2011 to June 30, 2012 and from July 1, 2010 to June 30, 2011. Our results for the twelve-month period ended September 30, 2010 include our percentage interest in Cash Converters’ 237 days of earnings from November 6, 2009 to June 30, 2010. This amount was estimated through daily proration of Cash Converters’ reported results for the twelve months ended June 30, 2010. In fiscal 2012, 2011 and 2010 we recorded dividends from Cash Converters of $4.4 million, $4.1 million and $1.5 million, respectfully. Cash Converters’ accumulated undistributed after-tax earnings included in our consolidated retained earnings were $12.8 million at September 30, 2012.
Conversion of Cash Converters’ financial statements into US GAAP resulted in no material differences from those reported by Cash Converters following IFRS.

In its functional currency of Australian dollars, Cash Converters’ total assets increased 17% from June 30, 2011 to June 30, 2012 and its net income improved 6% for the year ended June 30, 2012. The following table presents summary financial information for Cash Converters’ most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2012	2011
	(in thousands)
Current assets	$137,646	$119,633
Non-current assets	129,274	117,301
Total assets	$266,920	$236,934
Current liabilities	$45,392	$38,105
Non-current liabilities	31,928	19,180
Shareholders’ equity	189,600	179,649
Total liabilities and shareholders’ equity	$266,920	$236,934

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Gross revenues	$241,924	$184,315	$111,218
Gross profit	162,598	126,628	84,296
Profit for the year (net income)	30,366	27,385	19,122
At September 30, 2012, the recorded balance of our investment in Cash Converters, accounted for on the equity method, was $74.3 million. Because Cash Converters publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Cash Converters figures available are as of June 30, 2012, at which point our equity in net assets of Cash Converters was $62.1 million. The difference between the recorded balance and our equity in Cash Converters’ net assets represents the $15.0 million of unamortized goodwill, plus the cumulative difference resulting from Cash Converters’ earnings, dividend payments and translation gains and losses since the dates of investment.
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

	September 30,
	2012	2011
	(in thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$51,812	$48,361
Fair value	65,109	91,741
Cash Converters:
Recorded value	74,254	71,958
Fair value	100,705	53,600
In August 2011, legislation was proposed in Australia that would, among other things, limit the interest charged on certain consumer loans and prohibit loan extensions and refinancing. That legislation, as proposed, could have adversely affected, Cash Converters’ consumer loan business in Australia, which could have the effect of decreasing Cash Converters’ revenues and earnings. As of September 30, 2011, the fair value of our investment in Cash Converters (based on the market price of Cash Converters’ stock as of that date) was below our recorded value. In light of Cash Converters’ statements at that time regarding its ability to mitigate the potential impact of the proposed legislation, we considered this loss in value to be temporary. The

Consumer Credit and Corporations Legislation Amendment (Enhancements) Bill 2011 was passed by the Australian Parliament in August 2012. While imposing new restrictions and limitations on microlending, the new law, which goes into effect on July 1, 2013, incorporates amendments that increase permitted fees and charges over what had been proposed. As of September 30, 2012, the fair value of our investment in Cash Converters was above our recorded value, further supporting our assessment of the loss in value of its stock to be temporary.
NOTE 5: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2012			2011
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value
	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	106,229	(62,028)	44,201	88,263	(53,094)	35,169
Furniture and equipment	106,597	(64,157)	42,440	85,654	(52,562)	33,092
Capital lease equipment	1,600	(116)	1,484	—	—	—
Software	38,059	(25,947)	12,112	28,653	(23,238)	5,415
Construction in progress	7,890	—	7,890	4,818	—	4,818
Total	$260,379	$(152,248)	$108,131	$207,392	$(128,894)	$78,498
Depreciation expense for fiscal 2012, 2011 and 2010 was $23.3 million, $17.5 million and $14.0 million, respectively. Included in these amounts for fiscal 2012, 2011 and 2010 is $2.9 million, $1.4 million and $0.9 million, respectively, of depreciation expense related to capitalized computer software.
Property and equipment at September 30, 2012 includes approximately $1.6 million of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was $0.1 million for the fiscal year ended 2012 .
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	September 30,
	2012	2011
	(in thousands)
Pawn licenses	$8,836	$8,836
Trade name	9,845	4,870
Goodwill	374,663	173,206
Total	$393,344	$186,912

The following table presents the changes in the carrying value of goodwill, by segment, for the fiscal years ended September 30, 2012 and 2011:

	U.S, &	Latin	Other
	Canada	America	International	Consolidated
		(in thousands)
Balances at September 30, 2010	$110,255	$7,050	$—	$117,305
Acquisitions	53,642	3,148	—	56,790
Effect of foreign currency translation changes	—	(889)	—	(889)
Balances at September 30, 2011	163,897	9,309	—	173,206
Acquisitions	60,409	99,486	39,338	199,233
Effect of foreign currency translation changes	—	1,606	618	2,224
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	September 30,
	2012			2011
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
			(in thousands)
Real estate finders’ fees	$1,457	$(590)	$867	$1,157	$(479)	$678
Non-compete agreements	4,504	(3,290)	1,214	3,722	(2,459)	1,263
Favorable lease	1,159	(436)	723	755	(322)	433
Franchise rights	1,625	(102)	1,523	1,547	(32)	1,515
Deferred financing costs	10,584	(3,459)	7,125	2,411	(262)	2,149
Contractual relationship	14,517	(1,075)	13,442	—	—	—
Internally developed software	1,344	(19)	1,325	—	—	—
Other	321	(36)	285	58	(12)	46
Total	$35,511	$(9,007)	$26,504	$9,650	$(3,566)	$6,084
The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of our credit agreement.
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Fiscal Year Ended September 30,
	2012	2011	2010
		(in thousands)
Amortization expense	$1,979	$855	$631
Operations expense	138	111	129
Interest expense	2,478	615	403
Total expense from the amortization of definite-lived intangible assets	$4,595	$1,581	$1,163

The following table presents our estimate of amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization Expense	Operations Expense	Interest Expense
		(in thousands)
2013	$2,375	$136	$3,346
2014	2,200	125	1,869
2015	1,927	113	926
2016	1,869	111	984
2017	1,820	111	—
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 7: ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2012	2011
	(in thousands)
Trade accounts payable	$15,172	$9,949
Accrued payroll and related expenses	18,478	22,326
Accrued interest	953	13
Accrued rent and property taxes	12,361	10,728
Accrual for expected losses on credit service letters of credit	1,629	1,795
Collected funds payable to unaffiliated lenders under credit service programs	2,325	1,705
Contingent consideration	11,901	—
Deferred revenues	6,988	2,676
Other accrued expenses	9,118	8,208
	$78,925	$57,400

NOTE 8: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The table below presents our long-term debt instruments and balances under capital lease obligations outstanding at September 30, 2012 and 2011:

	September 30,
	2012		2011
	Carrying Amount	Debt Premium	Carrying Amount
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $175,000 due 2015	$130,000	$—	$17,500
Capital lease obligations	1,589	—	—
Nonrecourse to EZCORP:
Secured foreign currency line of credit up to $3,900 due 2014	2,629	199	—
Secured foreign currency line of credit up to $19,500 due 2015	16,073	—	—
Secured foreign currency line of credit up to $23,300 due 2017	11,263	—	—
Securitization borrowing facility up to $116,700 due 2017	32,679	—	—
10% unsecured notes due 2013	1,766	—	—
15% unsecured notes due 2013	14,262	1,334	—
16% unsecured notes due 2013	5,248	108	—
10% unsecured notes due 2014	963	—	—
10% unsecured notes due 2015	427	—	—
15% secured notes due 2015	4,488	597	—
10% unsecured notes due 2016	123	—	—
Total long-term obligations	$221,510	$2,238	$17,500
Less current portion	21,679	—	—
Total long-term and capital lease obligations	$199,831	$2,238	$17,500
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
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the bank's base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants. At September 30, 2012, we were in compliance with all covenants. We expect the recorded value of our debt to approximate its fair value, as it is all variable rate debt and carries no pre-payment penalty, and would be considered a Level 3 estimate within the fair value hierarchy.
Deferred financing costs related to our credit agreement are included in intangible assets, net on the balance sheet and are being amortized to interest expense over the term of the agreement.
On January 30, 2012, we acquired a 60% ownership interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City. Non-recourse debt amounts in the table above represent Crediamigo's third party debt. All lines of credit are guaranteed by the Crediamigo loan portfolio. Interest on lines of credit due 2014 and 2015 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 3% to 9%. The line of credit due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The line of credit due 2015 requires monthly payments of $0.8 million. Beginning September 30, 2012, the 15% secured notes require monthly payments of $0.1 million with remaining principal due at maturity. The debt premium on Crediamigo's debt was recorded at acquisition and is being amortized as a reduction of interest expense over the life of the debt. We expect the recorded value of our debt to approximate its fair value and would be considered Level 3 estimates within the fair value hierarchy.

On June 29, 2012 Crediamigo renegotiated their revolving line of credit originally due 2016. The interest rate was decreased from 20% to 14.5% and the term was extended 6 months, now being due at the end of April 2017. The maximum borrowing capacity was also raised from $14.6 million to $22.0 million. Due to the substantial improvement in the renegotiated terms, the remaining unamortized premium of $2.8 million, valued at acquisition, was accelerated and recognized as a reduction to interest expense in our third fiscal quarter.
In September 2012, Crediamigo renegotiated their revolving line of credit due 2015. Effective October 1, 2012 the interest rate was decreased from 18% to TIIE plus a 6% margin, total of 11% at September 30, 2012. Due to the substantial improvement in the renegotiated terms, the remaining unamortized premium of $4.4 million, valued at acquisition, was accelerated and recognized as a reduction to interest expense in our fourth fiscal quarter.
On July 10, 2012, Crediamigo entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a nonrecourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Crediamigo.The securitization agreement calls for a two-year revolving period in which the trust will use principal collections of the consumer loan portfolio to acquire additional collection rights up to $116.7 million in eligible loans from Crediamigo. Upon the termination of the revolving period, the collection received by the trust will be used to repay the debt. Crediamigo will continue to service the underlying loans in the trust.
Crediamigo is the primary beneficiary of the securitization trust because Crediamigo has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
As of September 30, 2012, borrowings under the securitization borrowing facility amounted to $32.7 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 7.3% as of September 30, 2012, and required monthly payments of $0.9 million begin on July 2014. The debt issued by the trust will be paid solely from the collections of the consumer loans transferred to the trust, and therefore there is no recourse to Crediamigo or EZCORP, Inc.
NOTE 9: COMMON STOCK, OPTIONS AND STOCK COMPENSATION
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
The following table presents information on shares of our Class A Common Stock issued as acquisition consideration. All of these shares were registered on a "shelf" Registration Statement on Form S-4 that was declared effective in January 2011.

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in thousands)
Shares issued due to acquisitions	635	209	—
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

Our net income includes the following compensation costs related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in thousands)
Gross compensation costs
Stock options	$—	$—	$4
Restricted stock	6,714	13,208	4,508
Total gross compensation costs	6,714	13,208	4,512
Income tax benefits
Stock options	(39)	(1)	(56)
Restricted stock	(2,164)	(4,508)	(1,517)
Total income tax benefits	(2,203)	(4,509)	(1,573)
Net compensation expense	$4,511	$8,699	$2,939
All options and restricted stock relate to our Class A Common Stock.
Our non-employee directors are eligible for grants of restricted stock awards and non-qualified stock options. No options have been granted to the non-employee directors since fiscal 2007. The restricted stock awards that have been granted to the non-employee directors in fiscal 2012, 2011 and 2010 vest in one to two years from grant (50% on the first anniversary of the date of grant and 50% on the second anniversary). Restricted stock awards, non-qualified options and incentive stock options have been granted to our officers and employees under our 1998, 2003, 2006 and 2010 Incentive Plans. A portion of the restricted stock awards granted in fiscal 2012 and fiscal 2011 contain both performance and graded vesting provisions. Most options have a contractual life of ten years and provide for pro-rata vesting over five years, but some provide for cliff vesting. Outstanding options have been granted with strike prices ranging from $2.09 per share to $2.95 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock, in addition to 106,000 shares that remained available for issuance under the previous plan. Awards that expire or are canceled without delivery of shares under the 2010 Incentive Plan generally become available for issuance in new grants. We generally issue newly issued shares to satisfy stock option exercises and restricted stock awards, but used 10,000 treasury shares to satisfy one option exercise in fiscal 2009. We no longer hold any treasury shares. At September 30, 2012, 650,361 shares were available for grant under the 2010 Plan.We measure the fair value of restricted stock awards based on the closing market price of our common stock as of the grant date.
The following is a summary of the restricted stock award activity for the fiscal year ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,535,000	$17.49
Granted	312,352	29.22
Released	214,556	19.09
Forfeited	183,963	27.84
Outstanding at end of year	1,448,833	$18.47

	Fiscal Years Ended September 30,
	2012	2011	2010
	(in millions except per share amounts)
Weighted average grant-date fair value per share granted	$29.22	$20.34	$14.64
Total grant date fair value of shares vested	4.1	13.5	0.2

At September 30, 2012, the unamortized fair value of restricted stock awards to be amortized over their remaining vesting periods was approximately $18.5 million and the fair value of all options had been fully amortized to expense. The weighted average period over which these costs will be amortized is three years.
The following is a summary of the option activity for the current fiscal year:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2011	222,398	$3.12
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(204,298)	3.18
Outstanding at September 30, 2012	18,100	$2.52	1.48	$369
Vested and expected to vest	18,100	$2.52	1.48	$369
Vested at September 30, 2012	18,100	$2.52	1.48	$369

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in millions except share amounts)
Shares issued due to stock option exercises	204,298	62,173	494,202
Proceeds due to stock option exercises	$0.6	$0.4	$1.6
Tax benefit from stock option exercises	$1.1	$0.2	$2.1
Intrinsic value of stock options exercised	$5.7	$1.5	$7.7

NOTE 10: REDEEMABLE NONCONTROLLING INTEREST
As part of the Crediamigo and Cash Genie acquisitions (see Note 2, “Acquisitions”), we recorded redeemable noncontrolling interests. The following table provides a summary of the activities in our redeemable noncontrolling interests:

Redeemable Noncontrolling Interests
(in thousands)
Balance at September 30, 2011	$—
Acquisition of redeemable noncontrolling interests	45,857
Net income attributable to redeemable noncontrolling interests	6,869
Foreign currency translation adjustment attributable to noncontrolling interests	955
Balance at September 30, 2012	$53,681

NOTE 11: INCOME TAXES
The following table shows the significant components of the income tax provision:

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in thousands)
Current
Federal	$60,420	$50,148	$54,931
State and foreign	8,802	2,728	2,172
	69,222	52,876	57,103
Deferred
Federal	3,337	13,408	(2,811)
State and foreign	(1,536)	268	(56)
	1,801	13,676	(2,867)
	$71,023	$66,552	$54,236
The following table shows a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in thousands)
Income taxes at the federal statutory rate	$77,560	$66,049	$53,035
Non-deductible expense related to incentive stock options	(633)	—	1
State income tax, net of federal benefit	349	2,728	2,172
Change in valuation allowance	2,242	1,425	1,273
Federal tax credits	(922)	(167)	(134)
Foreign tax credit	(4,342)	(4,356)	(2,849)
Effect of permanently reinvesting foreign earnings	(3,820)	—	—
Other	589	873	738
Total provision	$71,023	$66,552	$54,236
Effective tax rate	32.1%	35.3%	35.8%
The Company's effective tax rates were approximately 32%, 35% and 36% for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The decrease in the fiscal 2012 effective tax rate is due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be permanently reinvested outside the U.S.

The following table shows significant components of our deferred tax assets and liabilities as of September 30:

	September 30,
	2012	2011
	(in thousands)
Deferred tax assets:
Book over tax depreciation	$—	$1,001
Tax over book inventory	3,904	3,457
Accrued liabilities	14,334	12,220
Pawn service charges receivable	3,937	3,775
Stock compensation	974	—
State and foreign net operating loss carry-forwards	3,845	1,425
Total deferred tax assets	26,994	21,878
Deferred tax liabilities:
Tax over book amortization	10,833	6,605
Foreign income and dividends	3,864	2,932
Tax over book depreciation	1,912	—
Stock compensation	—	194
Prepaid expenses	1,082	928
Total deferred tax liabilities	17,691	10,659
Net deferred tax asset	9,303	11,219
Valuation allowance	(2,242)	(1,425)
Net deferred tax asset	$7,061	$9,794
Deferred taxes are not provided for temporary differences of approximately $16.8 million representing earnings of non-U.S. subsidiaries intended to be permanently reinvested outside the U.S. We estimate that, upon distribution of our share of these earnings, we would be subject to U.S. income taxes of approximately $0.8 million as of September 30, 2012. At September 30, 2012 and 2011, we provided deferred income taxes on all undistributed earnings from Albemarle & Bond, and received dividends of approximately $3.3 million and $3.2 million, respectively. At September 30, 2012 and 2011, we provided deferred income taxes on all undistributed earnings from Cash Converters, and recorded dividends of approximately $4.4 million and $4.1 million, respectively. Any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.
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
We are subject to U.S., Mexico, and Canada income taxes as well as to income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2008. The Internal Revenue Service has completed its field audit of the Company's federal income tax return for the fiscal year ended September 30, 2010 and proposed certain adjustments. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 12: RELATED PARTY TRANSACTIONS
For each of the past three fiscal years, we have entered one-year financial advisory services agreements with Madison Park, LLC, a business and financial advisory firm wholly-owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Common Stock, pursuant to which, Madison Park provides advisory and consulting services with respect to our business and long-term strategic plan, including acquisitions and strategic alliances, operating and strategic objectives, investor relations, relations with investment bankers and other members of the financial services industry, international business development and strategic investment opportunities, and financial matters. The annual fee for the services was $6.0 million in fiscal 2012, $4.8 million in fiscal 2011 and $3.6 million in fiscal 2010.
Effective October 1, 2012, we entered into a new financial advisory services agreement with Madison Park with a one-year term that expires September 30, 2013. The terms of the agreement are substantially the same as those in the fiscal 2012 agreement described above, except the annual fee is $7.2 million.
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
NOTE 13: LEASES
We lease various facilities and certain equipment under capital and operating leases. We also sublease some of the above facilities. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

	Fiscal Year Ended September 30,
	Operating Lease Payments	Capital Lease Payments	Sublease Revenue
	(in thousands)
2013	$53,661	$613	$92
2014	45,991	613	39
2015	37,418	392	12
2016	28,089	—	—
2017	17,075	—	—
Thereafter	37,346	—	—
	$219,580	$1,618	$143
Future minimum capital lease payments total $1.6 million, of which $0.2 million represents interest. The present value of net minimum lease payments as of September 30, 2012 was $1.8 million.
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

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in thousands)
Gross rent expense	$56,672	$46,710	$39,394
Sublease rent revenue	(181)	(141)	(132)
Net rent expense	$56,491	$46,569	$39,262

Prior to fiscal 2008, we completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $1.8 million at September 30, 2012, is included in “Deferred gains and other long-term liabilities” in our consolidated balance sheet. The short-term portion, included in “Accounts payable and other accrued expenses” was $0.4 million at September 30, 2012. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on our other lease agreements.
NOTE 14: EMPLOYMENT AGREEMENTS
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

NOTE 15: RETIREMENT PLANS
We sponsor a 401(k) retirement savings plan under which eligible employees may contribute a portion of pre-tax earnings. In our sole discretion, we may match employee contributions in the form of either cash or our Class A Common Stock. A participant vests in the matching contributions pro rata over their first four years of service and is 100% vested in all matching contributions after four years of service.
The following table presents matching contribution information to our 401(k) Plan:

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in thousands)
Matching contributions to EZCORP 401(k) Plan	$459	$377	$260
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
The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Year Ended September 30,
	2012	2011	2010
	(in thousands)
Contributions to the Supplemental Executive Retirement Plan	$938	$701	$746
Amortized expense due to Supplemental Executive Retirement Plan	$807	$526	$562
NOTE 16: CONTINGENCIES
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.

NOTE 17: QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended September 30, 2012
Total revenues	$248,873	$256,278	$228,964	$258,352
Net revenues	154,028	161,622	145,260	163,318
Net income attributable to EZCORP, Inc.	39,352	37,261	28,523	38,572
Earnings per common share:
Basic	$0.78	$0.73	$0.56	$0.75
Diluted	$0.78	$0.73	$0.56	$0.75
Year Ended September 30, 2011
Total revenues	$218,826	$213,254	$203,152	$234,085
Net revenues	134,232	130,950	122,997	146,759
Net income attributable to EZCORP, Inc.	27,429	31,838	26,527	36,365
Earnings per common share:
Basic	$0.55	$0.64	$0.53	$0.73
Diluted	$0.55	$0.63	$0.53	$0.72
NOTE 18: OPERATING SEGMENT INFORMATION
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Previously, we reported segment information based primarily on product offerings. Beginning in fiscal 2012, we redefined our reportable operating segments based on geography as our company is organized and managed along geographic lines, with product offerings and channels based on local custom and regulation. As a result, we concluded that segment reporting based on geography more closely aligns with our management organization and strategic direction.
We currently report our segments as follows:

•	U.S. & Canada — All business activities in the United States and Canada

•	Latin America — All business activities in Mexico and other parts of Latin America

•
Other International — All business activities in the rest of the world (currently consisting of consumer loans online in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International)

Concurrent with the change in reportable operating segments, we revised our prior period financial information to reflect comparable financial information for the new segment structure.

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three years ending ending September 30, 2012, 2011, and 2010 including the reclassifications discussed in Note 1, “Organization and Summary of Significant Accounting Policies.”

	Year Ended September 30, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$293,461	$41,949	$—	$335,410
Jewelry scrapping sales	192,587	15,732	—	208,319
Pawn service charges	210,645	24,997	—	235,642
Consumer loan fees	170,886	26,901	9,884	207,671
Other revenues	3,769	1,348	308	5,425
Total revenues	871,348	110,927	10,192	992,467

Merchandise cost of goods sold	169,285	22,729	—	192,014
Jewelry scrapping cost of goods sold	122,955	11,893	—	134,848
Consumer loan bad debt	37,405	309	3,663	41,377
Net revenues	541,703	75,996	6,529	624,228

Store operations	272,446	28,919	2,121	303,486
Administrative	25,893	14,281	4,597	44,771
Depreciation	13,930	3,725	177	17,832
Amortization	526	1,388	46	1,960
(Gain)/loss on sale or disposal of assets	(235)	12	223	—
Interest, net	(3)	(4,507)	(1)	(4,511)
Equity in net income of unconsolidated affiliates	—	—	(17,400)	(17,400)
Other income	(647)	(4)	(559)	(1,210)
Segment contribution	$229,793	$32,182	$17,325	$279,300
Corporate expenses:
Administrative				49,264
Depreciation				5,457
Amortization				19
Gain on sale or disposal of assets				(1)
Interest, net				2,961
Income before taxes				221,600
Income tax expense				71,023
Net income				150,577
Net income attributable to noncontrolling interest				6,869
Net income attributable to EZCORP, Inc.				$143,708

	Year Ended September 30, 2011
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$256,846	$25,237	$—	$282,083
Jewelry scrapping sales	196,482	15,997	—	212,479
Pawn service charges	184,234	16,901	—	201,135
Consumer loan fees	171,951	—	—	171,951
Other revenues	1,547	122	—	1,669
Total revenues	811,060	58,257	—	869,317

Merchandise cost of goods sold	147,388	14,672	—	162,060
Jewelry scrapping cost of goods sold	121,355	12,205	—	133,560
Consumer loan bad debt	38,759	—	—	38,759
Net revenues	503,558	31,380	—	534,938

Store operations	246,416	20,636	—	267,052
Administrative	19,444	4,447	795	24,686
Depreciation	11,211	2,446	—	13,657
Amortization	456	399	—	855
Loss on sale or disposal of assets	296	13	—	309
Interest, net	30	4	—	34
Equity in net income of unconsolidated affiliates	—	—	(16,237)	(16,237)
Other (income) expense	(3)	7	(168)	(164)
Segment contribution	$225,708	$3,428	$15,610	$244,746
Corporate expenses:
Administrative				50,584
Depreciation				3,832
Interest, net				1,619
Income before taxes				188,711
Income tax expense				66,552
Net income				122,159
Net income attributable to noncontrolling interest				—
Net income attributable to EZCORP, Inc.				$122,159

	Year Ended September 30, 2010
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$226,424	$14,030	$—	$240,454
Jewelry scrapping sales	164,022	7,389	—	171,411
Pawn service charges	154,505	9,190	—	163,695
Consumer loan fees	157,022	—	—	157,022
Other revenues	463	—	—	463
Total revenues	702,436	30,609	—	733,045

Merchandise cost of goods sold	131,825	8,459	—	140,284
Jewelry scrapping cost of goods sold	104,701	6,137	—	110,838
Consumer loan bad debt	34,444	—	—	34,444
Net revenues	431,466	16,013	—	447,479

Store operations	225,006	11,658	—	236,664
Administrative	16,550	2,763	69	19,382
Depreciation	9,442	1,453	—	10,895
Amortization	275	356	—	631
(Gain)/loss on sale or disposal of assets	1,546	(2)	—	1,544
Interest, net	—	2	—	2
Equity in net income of unconsolidated affiliates	—	—	(10,750)	(10,750)
Other (income) expense	3	(3)	(93)	(93)
Segment contribution	$178,644	$(214)	$10,774	$189,204
Corporate expenses:
Administrative				33,358
Depreciation				3,135
Gain on sale or disposal of assets				(16)
Interest, net				1,197
Income before taxes				151,530
Income tax expense				54,236
Net income				97,294
Net income attributable to noncontrolling interest				—
Net income attributable to EZCORP, Inc.				$97,294

The following table presents separately identified segment assets:

	U.S & Canada	Latin America	Other International	Consolidated
	(in thousands)
Assets at September 30, 2012
Cash and cash equivalents	$14,820	$20,702	$1,789	$37,311
Restricted cash	—	1,145	—	1,145
Pawn loans, net	140,885	16,763	—	157,648
Consumer loans, net	18,960	73,422	3,767	96,149
Service charges and fees receivable, net	34,066	24,637	1,114	59,817
Inventory, net	94,449	14,765	—	109,214
Property and equipment, net	60,947	23,220	1,503	85,670
Restricted cash, non-current	—	4,337	—	4,337
Goodwill	224,306	110,401	39,956	374,663
Intangibles, net	18,824	21,867	2,946	43,637
Total separately identified recorded segment assets	$607,257	$311,259	$51,075	$969,591
Consumer loans outstanding from unaffiliated lenders	$25,484	$—	$—	$25,484
Assets at September 30, 2011
Cash and cash equivalents	$10,040	$1,496	$—	$11,536
Pawn loans, net	134,457	10,861	—	145,318
Consumer loans, net	14,611	—	—	14,611
Service charges and fees receivable, net	31,567	1,663	—	33,230
Inventory, net	81,859	8,514	—	90,373
Property and equipment, net	51,469	12,769	—	64,238
Goodwill	163,897	9,309	—	173,206
Intangibles, net	16,775	867	—	17,642
Total separately identified recorded segment assets	$504,675	$45,479	$—	$550,154
Consumer loans outstanding from unaffiliated lenders	$27,040	$—	$—	$27,040
The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	September 30,
	2012	2011
	(in thousands)
Total separately identified recorded segment assets	$969,591	$550,154
Corporate assets	248,416	206,296
Total assets	$1,218,007	$756,450

The following tables provide geographic information required by ASC 280-10-50-41:

	Fiscal Years Ended September 30,
	2012	2011	2010
	(in thousands)
Revenues:
U.S.	$854,766	$800,564	$700,354
Mexico	110,927	58,257	30,609
Canada	16,582	10,496	2,082
U.K	10,192	—	—
Total	$992,467	$869,317	$733,045

	September 30,
	2012	2011
	(in thousands)
Long-Lived assets:
U.S.	$317,887	$240,661
Mexico	155,488	22,945
Canada	10,199	7,888
U.K	44,363	—
Other	42	—
Total	$527,979	$271,494

NOTE 19: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES
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
We consider consumer loans made by our wholly owned subsidiaries defaulted if they have not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans.
The Crediamigo acquisition marked our initial entry into unsecured consumer lending in Mexico. Consumer loans made by Crediamigo are considered in current status as long as the customer is employed and Crediamigo receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Crediamigo charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Collections of principal are recorded as a reduction of consumer loan bad debt when collected. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection.

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
The following table presents changes in the allowance for credit losses as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
Unsecured short-term consumer loans:
Year ended September 30, 2012	$1,727	$(26,564)	$12,176	$15,034	$17	$2,390	$20,108
Year ended September 30, 2011	750	(18,043)	6,349	12,671	—	1,727	13,116
Year ended September 30, 2010	532	(14,807)	5,757	9,268	—	750	11,525
Secured short-term consumer loans:
Year ended September 30, 2012	$538	$(11,295)	$9,087	$2,612	$—	$942	$5,951
Year ended September 30, 2011	1,137	(12,616)	10,074	1,943	—	538	3,760
Year ended September 30, 2010	291	(9,240)	7,425	2,661	—	1,137	4,282
Unsecured long-term consumer loans:
Year ended September 30, 2012	$—	$(571)	$896	$285	$13	$623	$74,045
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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total Past Due	Current Receivable	Fair Value Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days & Accruing
	1-30	31-60	61-90	>90
	(in thousands)
Secured short-term consumer loans
September 30,
2012	$1,246	$708	$466	$391	$2,811	$3,140	$—	$5,951	$942	$—

2011	$840	$479	$283	$219	$1,821	$1,939	$—	$3,760	$538	$—

Unsecured long-term consumer loans: *
September 30,
2012	$2,465	$28,783	$949	$7,507	$39,704	$37,120	$(2,779)	$74,045	$623	$7,506
* Unsecured long-term consumer loans amounts only existed in periods after the acquisition of Crediamigo.
NOTE 20: FAIR VALUE MEASUREMENTS
In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, our assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Other observable inputs other than quoted market prices.
Level 3: Unobservable inputs that are not corroborated by market data.
The tables below present our financial assets that are measured at fair value on a recurring basis as of September 30, 2012 and 2011:

	September 30, 2012	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,631	$4,631	$—	$—
	September 30, 2011	Fair Value Measurements Using
Financial assets:		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$5,366	$5,366	$—	$—
We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 fair value measurements in the periods presented.
NOTE 21: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our earnings and financial position are affected by changes in gold values. In fiscal year 2012, we began using derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges, and according to FASB ASC 815-20-25, “Derivatives and Hedging — Recognition,” changes in their fair value are recorded directly in earnings. As of September 30, 2012, we no outstanding collars and therefore had no balance outstanding recorded on our balance sheet.

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for fiscal years ended September 30, 2012, 2011 and 2010:

		(Gains) Losses Recognized in Income
		Fiscal Year Ended September 30,
Derivative Instrument	Location of (Gain) or Loss	2012	2011	2010
		(in thousands)
Non-designated derivatives:
Gold Collar	Other (income) expense	$(151)	$—	$—
NOTE 22: CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
In accordance with Rule 3-10(d) of Regulation S-X, the following presents condensed consolidating financial information as of September 30, 2012, 2011 and 2010 for EZCORP, Inc. (the “Parent”), each of the Parent's domestic subsidiaries (the “Subsidiary Guarantors”) on a combined basis and each of the Parent's other subsidiaries (the “Other Subsidiaries”) on a combined basis. Eliminating entries presented are necessary to combine the groups of entities.

Condensed Consolidating Balance Sheets

	September 30, 2012
	(Unaudited)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$27,686	$20,088	$—	$48,477
Restricted cash	—	—	1,145	—	1,145
Pawn loans, net	—	140,885	16,763	—	157,648
Consumer loans, net	—	16,562	17,590	—	34,152
Pawn service charges receivable, net	—	26,663	2,738	—	29,401
Consumer loan fees receivable, net	—	6,899	23,517	—	30,416
Inventory, net	—	93,165	16,049	—	109,214
Deferred tax asset	9,484	5,500	—	—	14,984
Receivable from affiliates	188,186	94,063	—	(282,249)	—
Federal income tax receivable	10,209	—	302	—	10,511
Prepaid expenses and other assets	2,243	38,629	4,579	—	45,451
Total current assets	210,825	450,052	102,771	(282,249)	481,399
Investments in unconsolidated affiliates	74,255	51,811	—	—	126,066
Investments in subsidiaries	112,415	95,943	—	(208,358)	—
Property and equipment, net	—	74,837	33,294	—	108,131
Restricted cash non-current	—	—	4,337	—	4,337
Deferred tax asset, non-current	(90)	90	—	—	—
Goodwill	—	224,275	150,388	—	374,663
Intangible assets, net	1,548	17,228	26,409	—	45,185
Non-current consumer loans, net	—	—	61,997	—	61,997
Other assets, net	—	8,585	7,644	—	16,229
Total assets	$398,953	$922,821	$386,840	$(490,607)	$1,218,007
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$—	$21,085	$—	$21,085
Current capital lease obligations	—	594	—	—	594
Accounts payable and other accrued expenses	128	56,094	22,703	—	78,925
Customer layaway deposits	—	6,251	987	—	7,238
Intercompany payables	(170,393)	353,223	99,418	(282,248)	—
Federal income taxes payable	(4,816)	(44)	4,860	—	—
Total current liabilities	(175,081)	416,118	149,053	(282,248)	107,842
Long-term debt, less current maturities	130,000	—	68,836	—	198,836
Long-term capital lease obligations	—	995	—	—	995
Deferred tax liability	6,834	1,327	(239)	—	7,922
Deferred gains and other long-term liabilities	—	1,898	12,005	—	13,903
Total liabilities	(38,247)	420,338	229,655	(282,248)	329,498
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	53,681	—	53,681
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	470	12	—	—	482
Class B Voting Common Stock, convertible, par value $.01 per share;	30	1	—	(1)	30
Additional paid-in capital	294,586	80,210	102,188	(208,358)	268,626
Retained earnings	138,406	423,569	3,828	—	565,803
Accumulated other comprehensive income (loss)	3,708	(1,309)	(2,512)	—	(113)
EZCORP, Inc. stockholders’ equity	437,200	502,483	103,504	(208,359)	834,828
Total liabilities and stockholders’ equity	$398,953	$922,821	$386,840	$(490,607)	$1,218,007

	September 30, 2011
	(Unaudited)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$—	$20,860	$3,109	$—	$23,969
Pawn loans, net	—	134,457	10,861	—	145,318
Consumer loans, net	—	12,526	2,085	—	14,611
Pawn service charges receivable, net	—	24,792	1,663	—	26,455
Consumer loan fees receivable, net	—	6,642	133	—	6,775
Inventory, net	—	81,277	9,096	—	90,373
Deferred tax asset	12,728	5,397	—	—	18,125
Receivable from affiliates	66,450	(66,450)	—	—	—
Prepaid expenses and other assets	29	25,976	4,606	—	30,611
Total current assets	79,207	245,477	31,553	—	356,237
Investments in unconsolidated affiliates	71,958	48,361	—	—	120,319
Investments in subsidiaries	84,303	44,323	—	(128,626)	—
Property and equipment, net	—	59,434	19,064	—	78,498
Goodwill	—	163,897	9,309	—	173,206
Intangible assets, net	2,147	15,183	2,460	—	19,790
Other assets, net	—	7,036	1,362	2	8,400
Total assets	$237,615	$583,711	$63,748	$(128,624)	$756,450
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	13	50,871	6,516	—	57,400
Customer layaway deposits	—	5,711	465	—	6,176
Intercompany payables	(199,190)	178,375	20,761	54	—
Income taxes payable	9,552	(5,150)	(3,709)	—	693
Total current liabilities	(189,625)	229,807	24,033	54	64,269
Long-term debt, less current maturities	17,500	—	—	—	17,500
Deferred tax liability	5,940	1,563	828	—	8,331
Deferred gains and other long-term liabilities	—	2,102	—	—	2,102
Total liabilities	(166,185)	233,472	24,861	54	92,202
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	—	—	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	461	12	—	(2)	471
Class B Voting Common Stock, convertible, par value $.01 per share;	30	(1)	1	—	30
Additional paid-in capital	221,526	98,980	50,568	(128,676)	242,398
Retained earnings	174,860	251,418	(4,183)	—	422,095
Accumulated other comprehensive income (loss)	6,923	(170)	(7,499)	—	(746)
EZCORP, Inc. stockholders’ equity	403,800	350,239	38,887	(128,678)	664,248
Total liabilities and stockholders’ equity	$237,615	$583,711	$63,748	$(128,624)	$756,450

Condensed Consolidating Statements of Operations

	Fiscal Year Ended September 30, 2012
	(Unaudited)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$290,169	$45,241	$—	$335,410
Jewelry scrapping sales	—	191,152	17,167	—	208,319
Pawn service charges	—	210,645	24,997	—	235,642
Consumer loan fees	—	159,762	47,909	—	207,671
Other revenues	20,139	6,054	2,380	(23,148)	5,425
Total revenues	20,139	857,782	137,694	(23,148)	992,467
Merchandise cost of goods sold	—	167,345	24,669	—	192,014
Jewelry scrapping cost of goods sold	—	122,197	12,651	—	134,848
Consumer loan bad debt	—	34,729	6,648	—	41,377
Net revenues	20,139	533,511	93,726	(23,148)	624,228
Operating expenses:
Operations	—	258,499	44,987	—	303,486
Administrative	—	74,148	22,896	(3,009)	94,035
Depreciation	—	17,859	5,430	—	23,289
Amortization	—	453	1,526	—	1,979
(Gain) / loss on sale or disposal of assets	—	(282)	281	—	(1)
Total operating expenses	—	350,677	75,120	(3,009)	422,788
Operating income	20,139	182,834	18,606	(20,139)	201,440
Interest, net	3,194	(1,176)	(3,568)	—	(1,550)
Equity in net income of unconsolidated affiliates	(9,949)	(7,451)	—	—	(17,400)
Other income	—	(829)	(381)	—	(1,210)
Income before income taxes	26,894	192,290	22,555	(20,139)	221,600
Income tax expense	63,348	20,139	7,675	(20,139)	71,023
Net income	(36,454)	172,151	14,880	—	150,577
Net income attributable to redeemable noncontrolling interest	—	—	6,869	—	6,869
Net income attributable to EZCORP, Inc.	$(36,454)	$172,151	$8,011	$—	$143,708

	Fiscal Year Ended September 30, 2011
	(Unaudited)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$256,641	$25,442	$—	$282,083
Jewelry scrapping sales	—	$195,398	$17,081	$—	$212,479
Pawn service charges	—	184,234	16,901	—	201,135
Consumer loan fees	—	163,246	8,705	—	171,951
Other revenues	66,450	1,042	627	(66,450)	1,669
Total revenues	66,450	800,561	68,756	(66,450)	869,317
Merchandise cost of goods sold	—	147,240	14,820	—	162,060
Jewelry scrapping cost of goods sold	—	120,828	12,732	—	133,560
Consumer loan bad debt	—	36,166	2,593	—	38,759
Net revenues	66,450	496,327	38,611	(66,450)	534,938
Operating expenses:
Operations	—	237,040	30,012	—	267,052
Administrative	—	70,160	5,110	—	75,270
Depreciation	—	14,326	3,163	—	17,489
Amortization	—	400	455	—	855
Loss on sale or disposal of assets	—	138	171	—	309
Total operating expenses	—	322,064	38,911	—	360,975
Operating income	66,450	174,263	(300)	(66,450)	173,963
Interest, net	(8,451)	9,777	327	—	1,653
Equity in net income of unconsolidated affiliates	(8,945)	(7,292)	—	—	(16,237)
Other income	—	(168)	4	—	(164)
Income before income taxes	83,846	171,946	(631)	(66,450)	188,711
Income tax expense	65,315	66,482	1,205	(66,450)	66,552
Net income	18,531	105,464	(1,836)	—	122,159
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—
Net income attributable to EZCORP, Inc.	$18,531	$105,464	$(1,836)	$—	$122,159

	Fiscal Year Ended September 30, 2010
	(Unaudited)
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$226,423	$14,031	$—	$240,454
Jewelry scrapping sales	—	163,820	7,591	—	171,411
Pawn service charges	—	154,505	9,190	—	163,695
Consumer loan fees	—	155,151	1,871	—	157,022
Other revenues	53,990	455	8	(53,990)	463
Total revenues	53,990	700,354	32,691	(53,990)	733,045
Merchandise cost of goods sold	—	131,827	8,457	—	140,284
Jewelry scrapping cost of goods sold	—	104,599	6,239	—	110,838
Consumer loan bad debt	—	33,293	1,151	—	34,444
Net revenues	53,990	430,635	16,844	(53,990)	447,479
Operating expenses:
Operations	—	221,017	15,647	—	236,664
Administrative	—	50,170	2,570	—	52,740
Depreciation	—	12,344	1,686	—	14,030
Amortization	—	270	361	—	631
Loss on sale or disposal of assets	—	1,470	58	—	1,528
Total operating expenses	—	285,271	20,322	—	305,593
Operating income	53,990	145,364	(3,478)	(53,990)	141,886
Interest, net	(9,176)	10,141	234	—	1,199
Equity in net income of unconsolidated affiliates	(3,928)	(6,822)	—	—	(10,750)
Other income	—	(92)	(1)	—	(93)
Income before income taxes	67,094	142,137	(3,711)	(53,990)	151,530
Income tax expense	54,226	54,026	(26)	(53,990)	54,236
Net income	12,868	88,111	(3,685)	—	97,294
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—
Net income attributable to EZCORP, Inc.	$12,868	$88,111	$(3,685)	$—	$97,294

Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year Ended September 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(in thousands)
Net income (loss)	$(36,454)	$172,151	$14,880	$150,577
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(4,948)	(1,001)	5,942	(7)
Unrealized holding loss arising during period	—	(735)	—	(735)
Income tax benefit	1,733	597	—	2,330
Other comprehensive income (loss), net of tax	(3,215)	(1,139)	5,942	1,588
Comprehensive income (loss)	$(39,669)	$171,012	$20,822	$152,165
Attributable to redeemable noncontrolling interest:
Net income	—	—	6,869	6,869
Foreign currency translation gain	—	—	955	955
Comprehensive income (loss)	—	—	7,824	7,824
Comprehensive income (loss) attributable to EZCORP, Inc.	$(39,669)	$171,012	$12,998	$144,341

	Fiscal Year Ended September 30, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(in thousands)
Net income (loss)	$18,531	$105,464	$(1,836)	$122,159
Other comprehensive income (loss):
Foreign currency translation gain (loss)	13,649	1,690	(4,946)	10,393
Unrealized holding loss arising during period	—	930	—	930
Income tax provision	(4,777)	(917)	—	(5,694)
Other comprehensive income (loss), net of tax	8,872	1,703	(4,946)	5,629
Comprehensive income (loss)	$27,403	$107,167	$(6,782)	$127,788
Attributable to redeemable noncontrolling interest:
Net income	—	—	—	—
Foreign currency translation gain (loss)	—	—	—	—
Comprehensive income	—	—	—	—
Comprehensive income (loss) attributable to EZCORP, Inc.	$27,403	$107,167	$(6,782)	$127,788

	Fiscal Year Ended September 30, 2010
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(in thousands)
Net income (loss)	$12,868	$88,111	$(3,685)	$97,294
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,996)	(2,483)	1,806	(3,673)
Unrealized holding loss arising during period	—	—	—	—
Income tax benefit	1,049	869	—	1,918
Other comprehensive income (loss), net of tax	(1,947)	(1,614)	1,806	(1,755)
Comprehensive income (loss)	$10,921	$86,497	$(1,879)	$95,539
Attributable to redeemable noncontrolling interest:
Net income	—	—	—	—
Foreign currency translation adjustments	—	—	—	—
Comprehensive income	—	—	—	—
Comprehensive income (loss) attributable to EZCORP, Inc.	$10,921	$86,497	$(1,879)	$95,539

Condensed Consolidating Statement of Cash Flows

	Fiscal Year Ended September 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(in thousands)
Operating Activities:
Net income (loss)	$(36,454)	$172,151	$14,880	$150,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	18,312	6,956	25,268
Consumer loan loss provisions	—	11,210	6,623	17,833
Deferred income taxes	4,138	(141)	(1,236)	2,761
(Gain) loss on sale or disposal of assets	—	(282)	281	(1)
Stock compensation	—	6,714	—	6,714
Income from investments in unconsolidated affiliates	(9,949)	(7,451)	—	(17,400)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	(771)	(4,588)	(5,359)
Inventory, net	—	(2,731)	(1,286)	(4,017)
Prepaid expenses, other current assets, and other assets, net	—	(14,254)	1,932	(12,322)
Accounts payable and accrued expenses	(50,173)	(57,342)	111,862	4,347
Customer layaway deposits	—	(259)	477	218
Deferred gains and other long-term liabilities	—	(10,681)	1,899	(8,782)
Excess tax benefit from stock compensation	(1,602)	—	—	(1,602)
Income taxes receivable/payable	(21,045)	3,176	10,082	(7,787)
Net cash provided by (used in) operating activities	$(115,085)	$117,651	$147,882	$150,448
Investing Activities:
Loans made	—	(638,121)	(164,775)	(802,896)
Loans repaid	—	408,404	111,789	520,193
Recovery of pawn loan principal through sale of forfeited collateral	—	213,115	27,266	240,381
Additions to property and equipment	—	(31,064)	(14,732)	(45,796)
Acquisitions, net of cash acquired	—	(66,317)	(62,330)	(128,647)
Dividends from unconsolidated affiliates	2,221	3,339	—	5,560
Net cash provided by (used in) investing activities	$2,221	$(110,644)	$(102,782)	$(211,205)
Financing Activities:
Proceeds from exercise of stock options	649	—	—	649
Excess tax benefit from stock compensation	1,602	—	—	1,602
Debt issuance costs	—	—	(3,225)	(3,225)
Taxes paid related to net share settlement of equity awards	(1,184)	—	—	(1,184)
Change in restricted cash	—	—	(5,482)	(5,482)
Proceeds from revolving line of credit	753,200	—	39,727	792,927
Payments on revolving line of credit	(640,700)	—	(54,377)	(695,077)
Proceeds from bank borrowings	—	—	2,461	2,461
Payments on bank borrowings and capital lease obligations	—	(181)	(8,315)	(8,496)
Net cash provided by (used in) financing activities	$113,567	$(181)	$(29,211)	$84,175
Effect of exchange rate changes on cash and cash equivalents	—	—	1,090	1,090
Net increase in cash and cash equivalents	703	6,826	16,979	24,508
Cash and cash equivalents at beginning of period	—	20,860	3,109	23,969
Cash and cash equivalents at end of period	$703	$27,686	$20,088	$48,477

	Fiscal Year Ended September 30, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(in thousands)
Operating Activities:
Net income (loss)	$18,531	$105,464	$(1,836)	$122,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	14,726	3,618	18,344
Consumer loan loss provisions	—	12,521	2,566	15,087
Deferred income taxes	12,458	191	1,014	13,663
Loss on sale or disposal of assets	—	138	171	309
Stock compensation	—	13,208	—	13,208
Income from investments in unconsolidated affiliates	(8,945)	(7,292)	—	(16,237)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	(2,300)	(698)	(2,998)
Inventory, net	—	(3,506)	(3,309)	(6,815)
Prepaid expenses, other current assets, and other assets, net	(66,473)	57,985	(3,957)	(12,445)
Accounts payable and accrued expenses	51,892	(74,267)	27,786	5,411
Customer layaway deposits	—	(402)	307	(95)
Deferred gains and other long-term liabilities	—	(423)	11	(412)
Excess tax benefit from stock compensation	—	(3,230)	—	(3,230)
Income taxes receivable (payable)	1,706	42	(1,704)	44
Net cash provided by operating activities	$9,169	$112,855	$23,969	$145,993
Investing Activities:
Loans made	—	(554,138)	(95,111)	(649,249)
Loans repaid	—	339,574	64,818	404,392
Recovery of pawn loan principal through sale of forfeited collateral	—	183,441	22,221	205,662
Additions to property and equipment	—	(24,651)	(9,471)	(34,122)
Acquisitions, net of cash acquired	—	(62,768)	(5,152)	(67,920)
Dividends from unconsolidated affiliates	4,118	3,156	—	7,274
Net cash provided by (used in) investing activities	$4,118	$(115,386)	$(22,695)	$(133,963)
Financing Activities:
Proceeds from exercise of stock options	397	—	—	397
Excess tax benefit from stock compensation	3,230	—	—	3,230
Debt issuance costs	(1,930)	(467)	—	(2,397)
Taxes paid related to net share settlement of equity awards	(7,484)	—	—	(7,484)
Proceeds from revolving line of credit	—	164,500	—	164,500
Payments on revolving line of credit	—	(147,000)	—	(147,000)
Proceeds from bank borrowings	2,500	(2,500)	—	—
Payments on bank borrowings and capital lease obligations	(10,000)	(15,004)	—	(25,004)
Net cash used in financing activities	$(13,287)	$(471)	$—	$(13,758)
Effect of exchange rate changes on cash and cash equivalents	—	—	(157)	(157)
Change in cash and cash equivalents	—	(3,002)	1,117	(1,885)
Cash and cash equivalents at beginning of period	—	23,862	1,992	25,854
Cash and cash equivalents at end of period	$—	$20,860	$3,109	$23,969

	Fiscal Year Ended September 30, 2010
	Parent	Subsidiary Guarantors	Other Subsidiaries	Consolidated
	(in thousands)
Operating Activities:
Net income (loss)	$12,868	$88,111	$(3,685)	$97,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	12,614	2,047	14,661
Consumer loan loss provisions	—	10,494	1,094	11,588
Deferred income taxes	(3,022)	1,660	75	(1,287)
Loss on sale or disposal of assets	—	1,470	58	1,528
Stock compensation	—	4,512	—	4,512
Income from investments in unconsolidated affiliates	(3,928)	(6,822)	—	(10,750)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	—	(3,742)	(570)	(4,312)
Inventory, net	—	(1,773)	(371)	(2,144)
Prepaid expenses, other current assets, and other assets, net	397	(3,983)	(2,691)	(6,277)
Accounts payable and accrued expenses	50,659	(57,494)	22,427	15,592
Customer layaway deposits	—	1,780	44	1,824
Deferred gains and other long-term liabilities	—	(422)	(314)	(736)
Excess tax benefit from stock compensation	—	(1,861)	—	(1,861)
Income taxes receivable (payable)	5,841	270	(1,018)	5,093
Net cash provided by operating activities	$62,815	$44,814	$17,096	$124,725
Investing Activities:
Loans made	—	(504,305)	(41,274)	(545,579)
Loans repaid	—	313,255	22,577	335,832
Recovery of pawn loan principal through sale of forfeited collateral	—	162,407	11,817	174,224
Additions to property and equipment	—	(16,503)	(9,238)	(25,741)
Proceeds on disposal of assets	—	1,347	—	1,347
Acquisitions, net of cash acquired	—	(21,837)	—	(21,837)
Investments in unconsolidated affiliates	(57,772)	(1,416)	—	(59,188)
Dividends from unconsolidated affiliates	1,494	2,347	—	3,841
Net cash used in investing activities	$(56,278)	$(64,705)	$(16,118)	$(137,101)
Financing Activities:
Proceeds from exercise of stock options	1,602	—	—	1,602
Excess tax benefit from stock compensation	1,861	—	—	1,861
Taxes paid related to net share settlement of equity awards	—	—	—	—
Debt issuance costs	—	3	—	3
Proceeds from revolving line of credit	63,050	—	—	63,050
Payments on revolving line of credit	(63,050)	—	—	(63,050)
Proceeds from bank borrowings	—	—	—	—
Payments on bank borrowings and capital lease obligations	(10,000)	—	—	(10,000)
Net cash provided by (used in) financing activities	$(6,537)	$3	$—	$(6,534)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—
Change in cash and cash equivalents	—	(19,888)	978	(18,910)
Cash and cash equivalents at beginning of period	—	43,750	1,014	44,764
Cash and cash equivalents at end of period	$—	$23,862	$1,992	$25,854

NOTE 23: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Balance Sheet Information
The following table provides information on amounts included in pawn service charges receivable, net, consumer loan fees, net and inventories, net:

	September 30,
	2012	2011
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$40,828	$37,175
Allowance for uncollectible pawn service charges receivable	(11,427)	(10,720)
Pawn service charges receivable, net	$29,401	$26,455
Consumer loan fees receivable:
Gross consumer loan fees receivable	$34,846	$7,346
Allowance for uncollectible consumer loan fees receivable	(4,430)	(571)
Consumer loan fees receivable, net	$30,416	$6,775
Inventory:
Inventory, gross	$114,788	$99,854
Inventory reserves	(5,574)	(9,481)
Inventory, net	$109,214	$90,373
Supplemental Consolidated Statements of Operations Information
The table below provides advertising expense for periods presented. Advertising costs are included in administrative expenses in the Consolidated Statements of Income:

	Fiscal Year Ended September 30,
	2012	2011	2010
		(in thousands)
Advertising Expense	$5,910	$3,577	$2,205
Other Supplemental Information

	September 30,
	2012	2011
	(in thousands)
Consumer Loans:
Expected LOC losses	$1,776	$1,795
Maximum exposure for LOC losses	$27,373	$30,268

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Expense	Charged to Other Accts

	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2012	$9,481	$—	$—	$3,907	$5,574
Year Ended September 30, 2011	$5,709	$3,772	$—	$—	$9,481
Year Ended September 30, 2010	$5,719	$—	$—	$10	$5,709
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2012	$10,720	$—	$707	$—	$11,427
Year Ended September 30, 2011	$9,949	$—	$771	$—	$10,720
Year Ended September 30, 2010	$8,521	$—	$1,428	$—	$9,949
Allowance for uncollectible consumer loan fees receivable:
Year Ended September 30, 2012	$571	$—	$3,859	$—	$4,430
Year Ended September 30, 2011	$431	$—	$140	$—	$571
Year Ended September 30, 2010	$482	$—	$(51)	$—	$431
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2012	$1,425	$817	$—	$—	$2,242
Year Ended September 30, 2011	$1,273	$152	$—	$—	$1,425
Year Ended September 30, 2010	$—	$1,273	$—	$—	$1,273
NOTE 24: SUBSEQUENT EVENTS
Effective November 13, 2012, we increased our ownership in Cash Genie from 72% to 95% as a result of one of the selling shareholders exercising their put option. Pursuant to the terms of the put option agreement, the additional 23% ownership was acquired in exchange for 592,461 shares of newly issued Class A Non-voting stock of EZCORP, Inc. valued at $10.4 million. Those shares were issued pursuant to the company's “shelf” registration statement on Form S-4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Crediamigo and Cash Genie. Crediamigo represented approximately 2.8% of consolidated revenues and approximately 11.2% of consolidated net income for the year ended September 30, 2012 and approximately 20.2% of total assets and approximately 16.7% of net assets as of September 30, 2012. Cash Genie represented approximately 1.0% of consolidated revenues and approximately 0.3% of consolidated net income for the year ended September 30, 2012 and approximately 4.2% of total assets and approximately 5.0% of net assets as of September 30, 2012.
Our internal control over financial reporting as of September 30, 2012 has been audited by BDO USA, LLP, the independent registered public accounting firm that audited our financial statements included in this report, and their report follows immediately.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited EZCORP, Inc's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crediamigo and Cash Genie, which were acquired on January 30, 2012, and April 14, 2012, respectively, and which are included in the consolidated balance sheets of EZCORP, Inc. as of September 30, 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. Crediamigo constituted 20.2% and 16.7% of total assets and net assets, respectively, as of September 30, 2012, and 2.8% and 11.2% of revenues and net income, respectively, for the year then ended. Cash Genie constituted 4.2% and 5.0% of total assets and net assets, respectively, as of September 30, 2012, and 1.0% and 0.3% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Crediamigo and Cash Genie because of the timing of the acquisitions which were completed on January 30, 2012, and April 14, 2012, respectively. Our audit of internal control over financial reporting of EZCORP, Inc. also did not include an evaluation of the internal control over financial reporting of Crediamigo and Cash Genie.
In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EZCORP, Inc. as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012, and our report dated November 20, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
November 20, 2012

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of October 31, 2012, constituted our Board of Directors and their ages and committee assignments as of that date.

Name	Age	Committees
Sterling B. Brinkley (Chairman)	60	—
Paul E. Rothamel	48	—
Joseph J. Beal	67	Compensation (Chair)
Pablo Lagos Espinosa	57	Compensation
John Farrell	54	Audit
William C. Love	63	Audit (Chair)
Thomas C. Roberts (Lead Director)	70	Audit, Compensation
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

•
Paul E. Rothamel — Mr. Rothamel is our President and Chief Executive Officer and also serves as a director. Mr. Rothamel joined us in September 2009 as Executive Vice President and Chief Operating Officer, became President in February 2010 and became Chief Executive Officer in November 2010. Prior to joining us, Mr. Rothamel was the President and Chief Executive Officer of Pamida, a privately held company that owns and operates more than 200 general merchandise and pharmacy stores. Mr. Rothamel joined Pamida in 1999 as Senior Vice President, Store Operations, was promoted to the position of Senior Vice President, Operations in 2005 and served in that capacity until assuming the President and Chief Executive Officer position in November 2007. From 1997 to 1999, Mr. Rothamel held the positions of Regional Vice President, Store Operations and District Team Leader at ShopKo Stores, Inc., also a publicly-held owner and operator of general merchandise and pharmacy stores and an affiliate of Pamida. Before joining ShopKo, Mr. Rothamel held various operational positions with Target Stores, Inc. and Venture Stores Inc.

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

•
John Farrell — Mr. Farrell was appointed to our board of directors in July 2011 and serves on the Audit Committee. Mr. Farrell formerly served as President and Chief Executive Officer of the Specialised Agencies and Marketing Services business of Publicis Groupe, one of the world’s top three advertising and communications agency groups. During his business career, Mr. Farrell has held various executive management positions with a number of global advertising and communications firms, including Publicis Groupe (2003 – 2009); D’Arcy Masius Benton & Bowles (1993 – 2003); and IMP International (1985 – 1993). He serves as non-executive director of a number of advertising and communications related businesses, including Huntsworth Plc, Albion Digital Advertising Group, DWA, Media Equals, Acceleration and LBI, and as senior consultant advisor to several businesses. Mr. Farrell is also a director of Albemarle & Bond Holdings PLC.

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
Executive Officers
Set forth below are the name, age, position and biographical information of each of the persons serving as our executive officers as of October 31, 2012 except for Mr. Brinkley and Mr. Rothamel, whose biographical information is included under “Board of Directors” above.

Name	Age	Title
Sterling B. Brinkley	60	Chairman of the Board of Directors
Paul E. Rothamel	48	President and Chief Executive Officer
Mark Kuchenrither	50	Executive Vice President and Chief Financial Officer, and President, Change Capital
Eric Fosse	49	President, U.S. Financial and Online Services
Rodrigo Garcia-Romo	44	President & General Director, Empeño Fácil
Barry W. Guest	48	President, U.S. Retail Operations
Shanna L. Munro	49	President, Cash Converters Canada
Anthony M. Sanders	55	Senior Vice President, Human Resources
Thomas H. Welch, Jr.	57	Senior Vice President, General Counsel and Secretary
Mark Kuchenrither — Mr. Kuchenrither joined us as Senior Vice President, Strategic Development in March 2010 and was promoted to President, Change Capital in October 2011 and to Executive Vice President in May 2012. Mr. Kuchenrither was also named Chief Financial Officer in October 2012. From 2007 to March 2010, Mr. Kuchenrither served as Vice President of Operations of Sun Capital Partners, a major private equity firm, where he was responsible for the oversight of ten portfolio companies with emphasis on profit improvement. He was Chief Financial Officer of Arch Aluminum & Glass from 2003 to 2007, and was Chief Financial Officer and Treasurer of Peavey Electronics Corporation from 2000 to 2003. He began his career in various accounting and controller functions.
Eric Fosse — Mr. Fosse joined us in September 2004 as Vice President of EZMONEY Operations. He was promoted to President – EZMONEY Division in August 2007, to President, Pawn Americas in July 2009 and to President, North American Operations in March 2011. In April 2012, Mr. Fosse was named President, U.S. Financial and Online Services. From 1991 to 2004, Mr. Fosse held various operating positions and ultimately served as a Regional Vice President of G&K Services, a $500 million provider of uniform and textile products.
Rodrigo Garcia-Romo — Mr. Garcia-Romo joined us as General Director, Empeño Fácil in February 2011, and was named President & General Director in October 2012. Prior to joining EZCORP, Mr. Garcia-Romo spent eleven years with YUM! Brands, most recently as Vice President, One System Operations, YUM! Mexico from 2008 until 2011.  In that role, he was responsible for the Mexico operations of Pizza Hut and KFC comprising more than 500 stores and $400 million in revenues. He served as Senior Director, KFC Mexico from 2007 to 2008, Senior Director Operations, Pizza Hut Mexico from 2004 to 2007, and Director, Planning and Information Technology, YUM! Mexico from 2003 to 2004. From 1999 to 2003 Mr. Garcia-

Romo worked at YUM!'s Dallas, Texas headquarters, first as International Business Senior Planning Manager, then as Director, International Franchise Finance, and finally as Director, Financial Planning, Capital Expenditure, and Treasury Refranchising.
Barry W. Guest — Mr. Guest joined us as President, U.S. Retail Operations in October 2011 after spending twenty years with Blockbuster Canada.  From 2008 to 2011, Mr. Guest was Vice President & General Manager, Blockbuster Canada, responsible for the strategic and tactical direction of the Canadian organization.  He had full P&L responsibility for over 400 stores and $500 million in revenues. From 2000 to 2008 Mr. Guest was Vice President, Blockbuster Canadian Operations, with responsibility for all aspects of store operations.  Before then, Mr. Guest served as Director of Operations, Blockbuster Canada (1998 to 2000) and Regional Director (1994 to 1998).  Mr. Guest joined Blockbuster Canada in 1991 as an Area Manager.
Shanna L. Munro — Ms. Munro joined us in April 2011 as Vice President & General Manager, Cash Converters Canada. She was named President, Cash Converters Canada in October 2012. From 2009 to 2011, Ms. Munro was Executive Vice President and Chief Operating Officer for Mr. Greek Restaurants, a privately owned operator of company owned and franchised restaurants based in Ontario, Canada.  Ms. Munro was President and Chief Operating Officer of Putting Edge Corporation, a privately held Ontario-based operation of indoor entertainment centers, from 2005 to 2009, and Senior Vice President, Scott's Restaurants, the parent company of the Canadian KFC Income Trust, from 2003 to 2005.  From 2000 to 2003 Ms. Munro served as Vice President, KFC, Pizza Hut, Taco Bell, and Long John Silver for Priszm Brands, the Ontario-based YUM! Brands Canadian master franchisor, where she had full P&L responsibility for four brands with over $300 million in revenues.
Anthony M. Sanders — Mr. Sanders joined us in April 2010 as Senior Vice President, Human resources. Mr. Sanders was the Managing Director of Human Resources Services and Administration for United Airlines from 2007 to 2010. From 2000 to 2006, Mr. Sanders served as the Vice President Human Resource Business Center for ConAgra Foods, a $14 billion food packaging company, where he was responsible for human resources administrative services, benefits planning and administration, payroll and human resource acquisition management. From 1998 to 2000, Mr. Sanders served as Director of Benefits and Corporate Human Resources for Baker Hughes Incorporated, a 35,000 person multi-national oilfield services company. From 1989 to 1998 he served in various tax leadership roles at Baker Hughes.
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
Section 16(a) Beneficial Ownership Reporting Compliance
On January 17, 2012, Brent Turner (then, the Senior Vice President, eCommerce and Card Services) received 167,811 shares of Class A Common Stock in connection with the completion of an acquisition of 15 consumer loan stores in Hawaii and South Texas in which Mr. Turner had an interest prior to joining the company. The Form 4 with respect to the receipt of those shares was due on January 19, 2012, but was not filed until February 6, 2012.
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2012, except as described above, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
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
Meetings and Attendance — During fiscal 2012, the Board of Directors held five meetings, the Audit Committee held six meetings, and the Compensation Committee held six meetings. Mr. Farrell missed one Board of Directors meeting and one Audit Committee meeting in July 2012 (for which he expressed prior regrets). Otherwise, all directors attended all meetings of the Board and of the committees on which they served.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion & Analysis (“CD&A”) describes our compensation practices and the executive compensation policies, decisions and actions of the Compensation Committee of our Board of Directors (the “Committee”). The CD&A focuses specifically on compensation earned during fiscal 2012 by our CEO, CFO and the three other most highly compensated executive officers, collectively referred to as our Named Executive Officers (“NEOs”).
Compensation Philosophy
Our executive compensation philosophy is grounded in two fundamental principles:

•
Pay for performance — Executives should be compensated based on their ability to achieve (or to help drive the Company's achievement of) specific operational, financial and strategic results, including sustained growth in terms of profitability and shareholder value.

•
Pay at a level commensurate with other value creators — Pay opportunities should be set at a level where we are able to attract and retain executives of the caliber we need to execute our strategic plan.

In support of this philosophy, the Committee has designed compensation plans that:

•	Reward executives with incentives that are based on:

•	Overall company performance (annual and long-term);

•	Individual contributions; and

•	Long-term creation of stockholder value;

•	Encourage top performers to make long-term commitments to the Company through the use of competitive incentive opportunities and awards that are vested and earned over multi-year periods; and

•	Align executive interests with the long-term interests of stockholders through the use of equity incentives that vest over multiple years.
Executive Compensation Program Design
Goals — In support of the grounding principles of our compensation philosophy (pay for performance and pay commensurate with other value creators) and our interest in ensuring shareholder alignment, we have designed our executive compensation programs to accomplish the following primary goals:

Goal	How Accomplished
Pay for performance — providing actual realized compensation that increases when we have strong financial performance and declines when we have weak financial performance
•  Provide a significant portion of executive compensation in the form of performance-based incentives tied both to achievement of specific business objectives and to growth in shareholder value.
•  Achievement of business objectives is measured against specific annual financial and long-term growth goals.
•  Achievement of growth in shareholder value is measured implicitly through the use of equity incentives that are vested and earned over multiple years.

Pay commensurate with other value creators — attracting and retaining highly qualified individuals capable of leading us to achieve our business objectives
•  Utilize survey and peer group compensation data, as well as the advice and counsel of the Committee's independent advisor, to help ensure that we are providing total direct compensation opportunities that are competitive with the market within which we compete for talent.
•  Leave a meaningful portion of pay “at risk” based in part on continued employment beyond the current year.

Shareholder alignment and long-term commitment
•  Tie a meaningful portion of executive rewards to growth in shareholder value through grants of restricted shares that vest over multiple years.
•  Further promote focus on growth in shareholder value through the use of performance-vested long-term incentive awards for our most senior executives.

Components — Executive officer “total direct” compensation is composed of three principal components, each one contributing to the accomplishment of our compensation program goals.

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment
Base Salary	• A market-competitive salary is an essential factor in attracting and retaining qualified personnel.	✓
Annual Incentives	• Annual cash bonus opportunity. • Awards are tied to an assessment of annual corporate and business unit financial performance and individual contribution.	✓	✓	✓
Long-term Incentives
•  Equity incentive grants.
•  Multi-year performance-vested restricted stock grants for our CEO and Executive Chairman tied to achievement of consistent multi-year growth in earnings.
•  Annual grants of performance-vested restricted stock for other executive officers.

		✓	✓	✓	✓

TDC Total Direct Compensation
TC Total Cash Compensation
LTI Long-Term Incentives
Base Salary
Annual Incentives
Performance-vested Restricted Stock
Fixed
Variable

Competitive Posture — We target compensation for our executive officers as a group at a level of the marketplace that is consistent with our performance relative to our direct competitors, as well as other high-performing companies in similar industries (the “competitive market”). Based on the Company's history of aggressive and sustained growth in revenues, earnings and shareholder value, the Committee has historically targeted compensation opportunities for senior executives at roughly the 75th percentile of our competitive market. The Committee feels that this competitive posture has proven a competitive advantage to the Company, allowing us to attract and retain the caliber of executives required to maintain exceptional operations and financial results. Based on the Company's performance through the end of fiscal 2012, the Committee feels that EZCORP remains a “value creator” and that our philosophy of targeting pay opportunities at the 75th percentile of the market remains appropriate.

Pay Mix — The Committee reviews the mix of base salary, cash bonus and long-term incentives annually. The Committee does not target a fixed percentage allocation among the compensation elements, but rather aims to provide the majority of NEO compensation opportunities in the form of incentive compensation. The charts below show the mix of target compensation opportunities for our NEOs in fiscal 2012.

2012 Target Total Direct Compensation Mix
Top 2 Executives:
Executive Chairman & CEO                Other NEOs
Compensation Methodology and Process
Role of the Committee
The Board of Directors has authorized the Committee to establish the compensation programs for all senior executives and to provide oversight for compliance with our compensation philosophy. The Committee delegates the day-to-day administration of the compensation plans to management (except with respect to our senior executives), but retains responsibility for ensuring that the plan administration is consistent with the Company's policies.
Annually, the Committee sets the compensation for senior executives, including objectives and awards under incentive plans. For this purpose, “senior executives” include the executive officers and any other employee with an annual base salary of $250,000 or more. The Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors.
In addition to overseeing the compensation of senior executives, the Committee approves all awards under equity-based compensation plans and long-term cash incentive plans for all other employees. For more information on the Committee's role, see the Committee's charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
Role of the Compensation Consultant
Pursuant to its charter, the Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. The Company has provided appropriate funding to the Committee to do so.
In fiscal 2012, the Committee retained Pearl Meyer & Partners (“Pearl Meyer”) as its independent executive compensation consultant. None of EZCORP's management participated in the Committee's decision to retain Pearl Meyer. Pearl Meyer reports directly to the Committee, and the Committee may replace Pearl Meyer or hire additional consultants at any time. Pearl Meyer attends meetings of the Committee, as requested, and communicates with the Chair of the Committee between meetings; however, the Committee makes all decisions regarding the compensation of the Company's senior executives.
Pearl Meyer provides various executive compensation services to the Committee with respect to the senior executives pursuant to a written consulting agreement with the Committee. The services Pearl Meyer provides under the agreement include advising the Committee on the principal aspects of our executive compensation program and evolving best practices, and providing market information and analysis regarding the competitiveness of our program design and award values in relationship to our performance.
The Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. In making this determination, the Committee noted that during fiscal 2012:

•
Pearl Meyer did not provide any services to the Company or management other than services requested by or with the approval of the Committee, and it its services were limited to executive compensation consulting. Specifically, Pearl Meyer does not provide, directly or indirectly through affiliates, any non-executive compensation services, including pension consulting or human resource outsourcing.

•	Fees we paid to Pearl Meyer were less than 1% of Pearl Meyer's total revenue.

•	Pearl Meyer maintains a conflicts policy, which was provided to the Committee with specific policies and procedures designed to ensure independence.

•	None of the Pearl Meyer consultants working for the Company, or Pearl Meyer, had any business or personal relationship with Committee members.

•	None of the Pearl Meyer consultants working for the Company, or Pearl Meyer, had any business or personal relationship with any executive officer of the Company.

•	None of the Pearl Meyer consultants working on Company matters directly own Company stock.
The Committee continues to monitor the independence of its compensation consultant on a periodic basis.
Role of Management
The Committee also received data regarding compensation trends, issues and recommendations from management, including from our Senior Vice President of Human Resources, who attends all Committee meeting general sessions. In addition, our Chief Executive Officer and Executive Chairman provided input on individual performance, and recommendations regarding compensation adjustments, to the Committee for positions besides their own.
Benchmarking and Peer Group Data
While the Committee does not set compensation levels for our key executives based solely on survey or peer group benchmarks, the Committee does regularly refer to external benchmarking data in their deliberations in order to ensure that the pay opportunities offered to our executives are appropriate in light of our performance relative to our peers. In fiscal 2012, the Committee asked Pearl Meyer to conduct a competitive compensation review for our key executives, including our NEOs. Data in the Pearl Meyer study were collected from several sources, including published compensation surveys and peer company proxy statements.
Competitive pay data for our NEOs were collected from SEC filings for a peer group of 15 publicly traded companies. The peer group, which was approved by the Committee in consultation with management and Pearl Meyer, includes companies that are direct competitors within our industry, have similar business models to our company or have comparable key executive roles.

2012 Compensation Peer Group
Peer Company		Primary Business
AEA	Advance America	Payday Lending
CATM	Cardtronics Inc	Specialty Finance
CSH	Cash America	Pawn & Payday Lending
CSTR	Coinstar Inc	Specialty Finance
CACC	Credit Acceptance	Consumer Finance
DLLR	DFC Global	Payday Lending
FCFS	First Cash Financial	Pawn & Payday Lending
WRLD	World Acceptance	Small Loans
AAN	Aaron's Inc	Retail
CMG	Chipotle Mexican Grill	Retail
FOSL	Fossil Inc	Retail
JOSB	Jos. A. Bank	Retail
PSMT	PriceSmart Inc	Retail
RCII	Rent-a-Center	Retail
ULTA	Ulta Salon	Retail
Survey Data
To supplement the peer group data, Pearl Meyer also provided compensation statistics from a review of published compensation surveys. Survey data reflected compensation rates across a broad group of general industry companies with revenues of around $1 billion. Using a robust survey sample in combination with peer group data (along with the practice of reviewing market quartiles as opposed to averages) mitigates the impact of outliers, year-over-year volatility of compensation levels, and the risk of selection bias.
2012 Competitive Posture
While the Committee generally targets the 75th percentile for our senior executives as a group, we do not consider that philosophy to be a prescription for individual executives. Various factors affect the relationship between target total direct compensation for each individual executive and our targeted market reference point, including specific retention concerns, tenure, internal equity, year-over-year volatility of market data, the comparability of available market benchmarks and the difference in the strategic value of a position among the companies in our peer group. No single position in the survey data or within our peer group fully captures the breadth of the responsibilities of certain of our executive officers.
Based on Pearl Meyer's fiscal 2012 competitive review, we found that target total direct compensation opportunities (in aggregate) fell at:

•	The 72nd percentile for our NEOs; and

•	The 65th percentile for all of our senior executives as a group.
Compensation Risk
The Committee continually monitors the Company's general compensation practices, specifically the design, administration and assessment of our incentive plans, to identify any components, measurement factors or potential outcomes that might create an incentive for excessive risk-taking detrimental to the Company. The Committee has determined that the Company's compensation plans and policies do not encourage excessive risk taking.
The Committee believes that the Company has a strong set of internal controls that minimize the risk that financial performance can be misstated in order to achieve incentive compensation payouts. Furthermore, our executive compensation program provides a balance of short-term and long-term incentives that reward achievement of profitable, consistent and sustainable results:

•	Annual incentive compensation tied to achievement of profitable company or business unit performance (as measured by consolidated net income, EBITDA and/or business unit operating income); and

•	Meaningful equity incentive opportunities that provide an incentive to deliver sustained long-term growth in shareholder value and earnings.

2012 Performance Highlights
The following are highlights of the Company's performance during fiscal 2012:

•	Total revenues were $992.5 million, a Company record and a 14% increase over fiscal 2011.

•	Net income was $143.7 million, a Company record and an 18% increase over fiscal 2011.

•	Earnings per share were $2.81, also a Company record and a 16% increase over fiscal 2011.

•
The portion of the Company's consolidated segment contribution attributable to areas outside the United States increased to 18%, up from 8% in fiscal 2011. In addition, total revenue in the Latin America and Other International segments more than doubled compared to fiscal 2011. These results reflect the continued successful execution of the Company's geographic, product and channel diversification strategy.

•	During the year, the Company acquired controlling interests in Crediamigo and Cash Genie, both of which contributed to the Company's diversification strategy.
As shown in the chart below, EZCORP has delivered significant and consistent annual growth in revenues and earnings over the past five years. Total cash compensation (salary plus actual bonus earned) for our CEO and Executive Chairman has tracked that growth.

Revenue ($MM)
CEO & Executive Chairman Total Cash ($MM)
EPS
CAGR
Revenues: 22%
EPS: 26%
$0.88
$1.21
$1.42
$1.96
$2.43
$2.81
$2.02
$3.14
$2.97
$5.93
$5.04
$4.32
$372
$457
$597
$733
$869
$992
2007
2008
2009
2010
2011
2012
Joe Rotunda Sterling Brinkley
Joe Rotunda Sterling Brinkley
Joe Rotunda Sterling Brinkley
Joe Rotunda Sterling Brinkley
Paul Rothamel Sterling Brinkley
Paul Rothamel Sterling Brinkley

Pay and Performance Alignment
The Committee's consultant, Pearl Meyer, reviewed the relationship between total compensation for our CEO and our Executive Chairman and our performance against our compensation peer group for the three fiscal years ended September 30, 2012.

Company performance was defined as a blend of the following two performance measures:

•	Total shareholder return (TSR) for the three-year period; and

•	Growth in EBITDA for the three-year period.
Compensation for our CEO and our Executive Chairman was measured in terms of the following components of realizable pay, as compared to realizable pay for the two most highly compensated executives at each of the peer companies:

Components of Pay	Portion Included in Realizable Pay	Provided by EZCORP
Salary	• Cumulative salary paid over the period	✓
Annual Incentive	• Cumulative annual bonuses earned/paid for performance during the period	✓
Stock Options	• In-the-money value of all options granted during period, valued at the end of most recent fiscal year
Restricted Stock	• Face value of all restricted shares granted during period, valued at the end of the most recent fiscal year
Performance-based cash	• Cash payout earned based upon performance within the period
Performance-based equity	• Performance shares earned based on performance within the period, value at the end of the most recent fiscal year.	✓

The results of Pearl Meyer's analysis are shown in the chart below, revealing that our average percentile ranking for performance (65th percentile) was closely aligned with our ranking for realizable pay over the period (67th percentile).

100%ile
67%ile
50%ile
0%ile
EZPW
0%ile
50%ile
65%ile
100%ile
Realizable Pay Percentile - Top 2 Highest Paid NEOs
Relative Performance - Average Percentile Ranking

Components of Compensation
Base Salary
Our primary objective with respect to the base salary levels of our executive officers is to provide sufficient fixed cash income to retain and attract these experienced and valuable executives in a competitive market for executive talent. The base salaries of our executive officers are reviewed and adjusted (if appropriate) annually to reflect, among other things, economic conditions, base salaries for comparable positions from a review of market data discussed previously, the tenure of the officers and the base salaries of the officers relative to one another.
Beginning in the 2011, we began awarding base salary increases on a calendar year basis rather than a fiscal year. Consequently, the amounts indicated for calendar 2011 base salary were actually effective for the 15-month period beginning October 1, 2010 and ending December 31, 2011. Effective January 1, 2012, our NEO's received salary increases that averaged 15% of calendar 2011 base salaries, as indicated in the following table:

Named Executive Officer	Calendar 2011 Base Salary	Calendar 2012 Base Salary	Increase

Paul E. Rothamel	$750,000	$900,000	20%
Stephen A. Stamp	350,000	400,000	14%
Sterling B. Brinkley	800,000	900,000	13%
Mark Kuchenrither	386,250	450,000	17%
Eric Fosse	412,000	450,000	9%
Average	539,650	620,000	15%
Following review and discussion of multiple criteria (as noted above), the Committee approved the following increases for calendar year 2013, effective January 1, 2013 (except as noted): Mr. Rothamel, $1,000,000 (11%); Mr. Stamp, $400,000 (0%); Mr. Brinkley, $1,000,000 (11%); Mr. Kuchenrither, $700,000 (56%); and Mr. Fosse, $450,000 (0%). The average of these increases is 16.1%. Mr. Stamp left the Company in October 2012, and Mr. Kuchenrither has assumed the duties of Chief Financial Officer. Mr Kuchenrither's increase, which was effective October 1, 2012, reflects his promotion to Executive Vice President in May 2012.

Annual Incentive Bonus
Our senior executives, as well as other key employees, are eligible to participate in our annual Incentive Compensation Plan. The annual cash bonus opportunities offered to participants in the plan are designed to provide a powerful performance incentive contingent upon participants' contributions toward achievement of annual corporate and business unit financial results, as well as personal objectives that are tied to our strategic goals.
The plan is administered by the Committee, which has the authority to:

•	Designate eligible participants for each year;

•	Establish annual performance goals and incentive opportunities under the plan; and

•
Adjust, approve, or decline to pay the incentive bonus for each participant (subject to the restriction that the Committee does not have the power to increase, or make adjustments that would have the effect of increasing, the incentive bonus otherwise payable to any executive officer).

The Committee has the right to delegate to the Chief Executive Officer its authority and responsibilities with respect to the incentive bonuses payable to employees other than executive officers.
For fiscal 2012, the incentive bonus for each senior executive was a function of a designated target amount (stated as a percentage of base salary), a business performance modifier ranging from 0% to 150%, and an individual performance modifier ranging from 0% to 100%.
For the Named Executive Officers, the Compensation Committee established the following incentive bonus targets (stated as a percentage of base salary) for fiscal 2012:

Named Executive Officer	Target Amount (as a % of base salary)	Business Performance Modifier Based On
Mr. Rothamel	200%	Consolidated net income attributable to EZCORP, Inc.
Mr. Stamp	60%	Consolidated net income attributable to EZCORP, Inc.
Mr. Brinkley	200%	Consolidated net income attributable to EZCORP, Inc.
Mr. Kuchenrither	75%	Consolidated net income attributable to EZCORP, Inc.
Mr. Fosse	100%	50% Consolidated net income attributable to EZCORP, Inc. 50% Business unit operating income
Based on our actual consolidated and business unit financial performance for fiscal 2012, the Committee confirmed the payouts of annual incentive bonuses to the NEO's as indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. These amounts were calculated as follows:

Calculation of Individual Annual Incentive Bonus Awards

Named Executive Officer	2012 Salary	x	Target Amount	=	Target Opportunity	x	Business Performance Modifier	x	Individual Performance Modifier	=	Actual Award Earned

Rothamel	$900,000		200%		$1,800,000		70%		100%		$1,260,000
Stamp	400,000		60%		240,000		70%		100%		168,000
Brinkley	900,000		200%		1,800,000		70%		100%		1,260,000
Kuchenrither	450,000		75%		337,500		70%		100%		236,250
Fosse	450,000		100%		450,000		52%		100%		234,000
In November 2012, the Committee approved the annual incentive bonus targets for fiscal 2013. All of our executive officers have the same annual incentive target award opportunities for fiscal 2013 (as a percent of salary) as they had in fiscal 2012, except for Mr. Kuchenrither whose fiscal 2013 target amount was increased to 125% of base salary as part of his promotion to Executive Vice President. Mr. Stamp left the Company in October 2012 and, thus, has no annual incentive bonus opportunity in fiscal 2013.

Long-Term Incentives
General — Long-term incentive compensation, in the form of performance-vested or time-vested equity awards, is a key component in our executive compensation program, helping to encourage long-term commitment, shareholder alignment and long-term performance orientation. The value of equity awards over time bears a direct relationship to the price of our shares and the returns experienced by our shareholders. These awards are made under the EZCORP 2010 Long-Term Incentive Plan.
All of our executive officers are eligible to receive equity incentive awards. Our approach to long-term incentive compensation for our executive officers for fiscal 2012 and 2013 provides for restricted stock awards that vest over multiple years based upon achievement of sustained earnings growth as measured by the compound annual growth rate in EBITDA over the performance period.
Eligibility and participation level — Participation in the long-term incentive plan is based on the following criteria:

•	Analysis of competitive information for comparable positions;

•	Evaluation of the value added to the Company by hiring or retaining specific executives; and

•	Each executive's long-term potential contributions to the Company in terms of impacting overall performance, strategic direction, financial results and shareholder value.
Grant frequency — The Committee considers new grants for all executives every year, although we do not necessarily grant new equity to all executives every year. The frequency of grant and the amount of equity awards granted in a given year are based in part upon an assessment of past equity awards still outstanding at the time new grants are to be made.
Although equity awards may be made at any time as determined by the Committee, they are generally made on the first business day of our fiscal year or on or around the recipient's hire date (in the case of new-hire grants).
Following a thorough assessment of available market data, internal equity, anticipated impact and past awards, on October 3, 2011 the Committee approved restricted stock grants for 20 key employees totaling 168,800 shares, including the following awards to Named Executive Officers:

Named Executive Officer	Number of shares	Vesting Period	Vesting Schedule			Grant Date Value
			October 2012	October 2013	October 2014
Mr. Rothamel	—	—	—	—	—	—
Mr. Stamp (a)	16,600	3 years	5,533	5,533	5,534	$450,358
Mr. Brinkley	—	—	—	—	—	—
Mr. Kuchenriter	33,200	3 years	11,066	11,067	11,067	900,716
Mr. Fosse	16,600	3 years	5,533	5,533	5,534	450,358
(a) Mr. Stamp left the Company in October 2012 and, thus, received the shares that vested in October 2012 but forfeited the shares that would have otherwise vested in October 2013 and October 2014.
The grants to all executive officers, including the NEOs, were subject to performance-based vesting, requiring a 5% compounded annual growth in EBITDA at each vesting date when compared to fiscal 2011.
Other Executive Compensation Matters
Supplemental Executive Retirement Plan — We provide selected executives, including all of the NEO's, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly-paid executive contribution limitations applicable to our 401(k) retirement savings plan. For a description of the SERP, see “Other Benefits and Perquisites” below.

For 2012 and 2013, the following contributions on behalf of the NEOs were approved by the Committee:

	SERP Contribution
Named Executive Officer	2012	2013
Paul E. Rothamel	$243,000	$270,000
Stephen A. Stamp	57,600	57,600
Sterling B. Brinkley	243,000	270,000
Mark Kuchenrither	70,875	141,750
Eric Fosse	81,000	81,000
Other Benefits and Perquisites — The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the NEOs during fiscal 2012 is included in the “All Other Compensation” table below.
Employment Agreements, Severance and Change-in-Control Arrangements — On August 3, 2009, we entered into an employment agreement with Paul E. Rothamel, who is now our President and Chief Executive Officer. The agreement provides for certain benefits (principally, a payment equal to one year of then-current base salary) if (a) Mr. Rothamel terminates his employment for good reason (including a change in control), (b) we terminate Mr. Rothamel's employment without cause, or (c) Mr. Rothamel dies or becomes totally and permanently disabled during his active employment. The agreement had an initial term of two years, and has been renewed for an additional one-year term, and will continue to be renewed for successive one-year terms unless either party gives 90-days' notice to terminate.
The company provides the following additional severance or change-in-control benefits to its executive officers:

•
The terms of employment for certain of our executive officers (including Mr. Stamp, Mr. Kuchenrither and Mr. Fosse) provide that the executive officer will receive salary continuation for one year if his or her employment is terminated by the Company without cause. Mr. Stamp received this benefit upon his departure from the Company in October 2012.

•
Mr. Brinkley received a restricted stock award in October 2006 that provides for accelerated vesting of some or all of the unvested shares under certain circumstances, including death or disability, failure to be re-elected to his current position or termination of employment without cause.

•
Generally, restricted stock awards, including those granted to the executive officers, provide for accelerated vesting of some or all of the unvested shares in the event of the holder's death or disability.

More information on severance arrangements can be found under “Other Benefit Plans — Certain Termination Benefits” below. The Committee believes that these benefits provide important protection to the executive officers, are consistent with practice of the peer companies and are appropriate for attraction and retention of executive talent.
Restrictive Covenants — Each of the Company's executive officers, along with other key employees, has entered into a Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement. Under the terms of that agreement, the executive is subject to confidentiality and non-disclosure obligations with respect to various categories of proprietary, competitively sensitive and confidential information. In addition, the executive has agreed that, for a period of one year following the termination of employment with the Company, he or she will not compete with the Company (within a defined area) and will not solicit the Company's employees or suppliers.
Other Factors Affecting Compensation — In establishing total compensation for the executive officers, the Committee considered the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each covered employee. Generally, Section 162(m) prevents a company from receiving a federal income tax deduction for compensation paid to a covered employee in excess of $1 million for any year, unless that compensation is performance-based. To the extent practical, the Committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain, and reward high-performing executives.

Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. This report is provided by the following independent directors, who comprised the Compensation Committee as of the end of fiscal 2012.

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

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2012, 2011 and 2010 for the following persons: Paul E. Rothamel (our principal executive officer); Stephen A. Stamp (who served as our principal financial officer during all of fiscal 2012); and Sterling B. Brinkley, Mark Kuchenrither and Eric Fosse (the three other most highly-compensated individuals who were serving as executive officers at the end of fiscal 2012). These persons are referred to as the “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Paul E. Rothamel,	2012	$859,615	$—	$—	$1,260,000	$261,561	$2,381,176
President and Chief Executive Officer (5)	2011	750,000	—	5,952,000	1,687,500	178,619	8,568,119
	2010	500,000	125,000	329,250	1,125,000	893,228	2,972,478
Stephen A. Stamp	2012	386,539	—	450,358	168,000	72,405	1,077,302
Senior Vice President and Chief Financial Officer (6)	2011	308,269	—	427,400	315,000	137,066	1,187,735
	2010	—	—	—	—	—	—
Sterling B. Brinkley,	2012	873,077	—	—	1,260,000	254,176	2,387,253
Chairman of the Board	2011	800,000	—	5,952,000	1,800,000	188,965	8,740,965
	2010	775,000	—	—	1,743,750	190,750	2,709,500
Mark Kuchenrither,	2012	432,837	—	900,716	236,250	78,789	1,648,592
Executive Vice President and President, Change Capital	2011	386,250	—	198,400	434,531	338,524	1,357,705
	2010	199,039	—	215,200	267,188	175,085	856,512
Eric Fosse,	2012	443,269	—	450,358	234,000	91,140	1,218,767
President, U.S Financial and Online Services	2011	418,250	—	668,200	627,750	87,977	1,802,177
	2010	400,000	—	131,700	487,600	90,734	1,110,034

(1)	The amount shown for Mr. Rothamel represents a sign-on bonus that we paid to Mr. Rothamel pursuant to the terms of his employment agreement.

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

(3)
Amounts represent the cash awards earned under the Incentive Compensation Plan, which is discussed in further detail in “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus.”

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

(6)
Mr. Stamp joined the company as Senior Vice President and Chief Financial Officer (principal financial officer) on November 2, 2010. Mr. Stamp left the company in October 2012, and Mr. Kuchenrither is now serving as Chief Financial Officer (principal financial officer).

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2012. For information about the plans under which these awards were granted, see the discussion under “Components of Compensation — Annual Incentive Bonus” and “Components of Compensation — Long-Term Incentives” in the Compensation Discussion and Analysis above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Stock Awards: Number of Shares of		Grant Date
Name	Grant Date	Threshold	Target	Maximum	Stock or Units (2)		Fair Value (3)
Paul E. Rothamel	10/1/2011	—	$1,725,000	$2,587,500	—		$—
Stephen A. Stamp	10/1/2011	—	232,500	348,750	16,600	(4)	450,358
Sterling B. Brinkley	10/1/2011	—	1,750,000	2,625,000			—
Mark Kuchenrither	10/1/2011	—	325,547	488,320	33,200	(4)	900,716
Eric Fosse	10/1/2011	—	443,750	665,625	16,600	(4)	450,358

(1)
The target amounts are the target awards under the fiscal 2012 Incentive Compensation Program. They represent a specified percentage of the Named Executive Officer’s fiscal 2012 base salary. The threshold amount reflects the fact that no incentive plan awards would have been payable if the minimum financial and other specified incentive goals were not achieved. For actual award amounts, see the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above. More information regarding the Incentive Compensation Program can be found in “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus.”

(2)	Represents the number of shares of restricted stock awarded in fiscal 2012. In the event of the holder’s death or disability, the vesting of unvested shares will be accelerated.

(3)	Represents the full grant date fair value of fiscal 2012 equity awards. This is the amount we will expense in our financial statements over the awards’ vesting schedules.

(4)
These shares vest pro rata over three years (one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and the remaining one-third on the third anniversary of the grant date), subject to the achievement of specified performance objectives. Mr. Stamp left the Company in October 2012 after the first one-third of his award (5,334 shares) had vested; he forfeited the remaining unvested portion of the award (11,266 shares).

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2012. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
		Number of Shares or Units of Stock That		Market Value of Shares or Units of Stock
Name	Award Date	Have Not Vested		That Have Not Vested (1)
Paul E. Rothamel	10/1/2009	25,000	(2)	$573,250
	10/1/2010	300,000	(3)	6,879,000
Stephen A. Stamp	11/2/2010	13,333	(4)	305,726
	10/3/2011	16,600	(5)	380,638
Sterling B. Brinkley	10/2/2006	405,000	(8)	9,286,650
	10/1/2010	300,000	(3)	6,879,000
Mark Kuchenrither	3/11/2010	10,000	(9)	229,300
	10/1/2010	6,666	(6)	152,851
	10/3/2011	33,200	(6)	761,276
Eric Fosse	10/1/2009	10,000	(2)	229,300
	10/1/2010	6,666	(6)	152,851
	3/28/2011	10,000	(7)	229,300
	10/3/2011	16,600	(6)	380,638

(1)	Market value is based on the closing price of our Class A Non-voting Common Stock on September 28, 2012, the last market trading day of the Company's fiscal year ($22.93).

(2)	These shares vested on October 1, 2012.

(3)
One-third (100,000) of these shares vested on October 1, 2012. Of the remaining shares, 100,000 vest on October 1, 2014 and 100,000 on October 1, 2016 so long as, at each vesting date, the company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the company’s EBITDA for fiscal 2010. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained.

EBITDA for any fiscal year is calculated from the company’s audited consolidated financial statements for such year, and shall be equal to the company’s consolidated net income before interest, taxes, depreciation and amortization, excluding (a) all extraordinary items as defined by generally accepted accounting principles and (b) any recorded expenses associated with the termination of Mr. Rotunda’s employment with the company and any recorded expenses associated with the acceleration of vesting of restricted stock held by Mr. Brinkley or Mr. Rotunda (regardless of whether such expenses are considered to be extraordinary items under generally accepted accounting principles).

(4)	All of these shares were forfeited when Mr. Stamp left the company on October 5, 2012.

(5)	One-third (5,534) of these shares vested on October 3, 2012. The remaining 11,066 shares were forfeited when Mr. Stamp left the company on October 5, 2012.

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

(7)
These shares vest pro rata over three years (one-third of the first anniversary of the grant date, one-third on the second anniversary of the grant date and the remaining one-third on the third anniversary of the grant date).

(8)	These shares are part of a total grant of 675,000 shares, that vest as follows:

•	20% on October 2, 2008 if the average EBITDA for fiscal 2007 and fiscal 2008 is at least 5% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2010 if the average EBITDA for fiscal 2009 and fiscal 2010 is at least 10% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2012 if the average EBITDA for fiscal 2011 and fiscal 2012 is at least 15% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2014 if the average EBITDA for fiscal 2013 and fiscal 2014 is at least 20% greater than the actual EBITDA for fiscal year 2006; and

•	20% on October 2, 2016 if the average EBITDA for fiscal 2015 and fiscal 2016 is at least 25% greater than the actual EBITDA for fiscal year 2006.
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
The performance goals for the first vestings were achieved, and those shares (270,000) vested as described above. The amount shown represents the unvested shares as of the end of fiscal 2012, which are subject to performance-based vesting as described above. Of the unvested shares shown, 135,000 vested on October 2, 2012.
(9) These shares vest on March 11, 2013.

Option Exercises and Stock Vested
The following table sets forth, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vestings during fiscal 2012.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Paul E. Rothamel	—		—
Stephen A. Stamp	6,667	(2)	$181,942
Sterling B. Brinkley	—		—
Mark Kuchenrither	3,334	(2)	90,985
Eric Fosse	18,334	(3)	525,035

(1)	Computed using the fair market value of the stock on the date of vesting.

(2)	These shares vested on November 23, 2011. The market value of the stock on the date of vesting was $27.29 per share.

(3)
Of the shares shown, 10,000 vested on October 3, 2011 with a market value of $27.13 per share on the date of vesting, 3,334 vested on November 23, 2011 with a market value of $27.29 per share on the date of vesting and 5,000 shares vested on March 28, 2012 with a market value of $32.55 per share on the date of vesting.

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
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly-paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”). Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. Currently, our annual contributions to the SERP are calculated as a percentage of the sum of base salary plus target bonus, with that percentage being 9% for Senior Vice Presidents or above and 4% for Vice Presidents. The SERP has been designed to provide a potential replacement value of 10% to 20% of final pay for each participant, assuming that the individual remains with us and participates in the SERP for twenty years. There were 17 participants in the SERP during fiscal 2012.
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

The following table describes the contributions, earnings and balance at the end of fiscal 2012 for each of the Named Executive Officers who participate in the SERP:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2012 (1)	Aggregate Earnings in Fiscal 2012 (2)	Aggregate Withdrawals/Distributions in Fiscal 2012	Aggregate Balance at September 30, 2012 (3)

Paul E. Rothamel	$243,000	$107,671	—	$614,046
Stephen A. Stamp (4)	57,600	10,618	—	68,218
Sterling B. Brinkley	243,000	212,779	—	1,262,325
Mark Kuchenrither	70,875	25,546	—	156,326
Eric Fosse	81,000	67,415	—	429,608

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table above, as the earnings were not in excess of market rates.

(3)
Of the Aggregate Balance at September 30, 2012, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $258,750 for Mr. Rothamel; $0 for Mr. Stamp; $776,188 for Mr. Brinkley; $257,380 for Mr. Fosse; and $60,834 for Mr. Kuchenrither.

(4)	Mr. Stamp forfeited his entire balance when he left the Company in October 2012.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Other Benefits (4)	Total

Paul E. Rothamel	2012	$13,266	$1,620	$246,675	$—	$261,561
	2011	4,324	1,620	172,425	250	178,619
	2010	1,683	1,380	90,000	800,165	893,228
Stephen A. Stamp	2012	9,510	1,620	61,275	—	72,405
	2011	2,092	1,485	—	133,489	137,066
	2010	—	—	—	—	—
Sterling B. Brinkley	2012	9,556	1,620	243,000	—	254,176
	2011	7,345	1,620	180,000	—	188,965
	2010	13,615	2,760	174,375	—	190,750
Mark Kuchenrither	2012	6,294	1,620	70,875	—	78,789
	2011	3,828	1,620	60,834	272,242	338,524
	2010	—	690	—	174,395	175,085
Eric Fosse	2012	4,845	1,620	84,675	—	91,140
	2011	10,012	1,620	76,095	250	87,977
	2010	13,093	2,760	74,881	—	90,734

(1)
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

(3)	Includes the company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(4)
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

Mr. Stamp joined the company in November 2010, and the amount show for him for fiscal 2011 represents the aggregate amounts we paid to him in connection with his relocation from Cincinnati, Ohio to Austin, Texas.
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

•
October 2, 2006 Restricted Stock Awards — On October 2, 2006, we granted certain performance-based restricted stock awards to Mr. Brinkley. As described in Note (6) in the “Outstanding Equity Awards at Fiscal Year-End” table under “Incentive Plan Based Awards” above, Mr. Brinkley’s remaining unvested shares will continue to vest over the next five years (subject to the achievement of the specified EBITDA targets), but vesting may be accelerated or continued upon termination of employment in the following circumstances:

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

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2012.

	Salary	Incentive Bonus	Aggregate Healthcare Payments (1)	Accelerated Vesting of Restricted Stock (2)	Accelerated Vesting of SERP Balance
Resignation for Good Reason:
Paul E. Rothamel	$900,000	$—	$32,141	$—	—
Stephen A. Stamp	—	—	—	—	—
Sterling B. Brinkley	—	—	—	16,165,650	—
Mark Kuchenrither	—	—	—	—	—
Eric Fosse	—	—	—	—	—
Termination Without Cause:
Paul E. Rothamel	900,000	1,725,000	32,141	—	—
Stephen A. Stamp	400,000	—	—	—	—
Sterling B. Brinkley	—	—	—	16,165,650	—
Mark Kuchenrither	450,000	—	—	—	—
Eric Fosse	450,000	—	—	—	—
Death or Disability:
Paul E. Rothamel	900,000	—	32,141	7,263,078	463,172
Stephen A. Stamp	—	—	—	839,238	68,218
Sterling B. Brinkley	—	—	—	8,942,700	509,039
Mark Kuchenrither	—	—	—	1,143,450	131,505
Eric Fosse	—	—	—	916,420	186,043

(1)	Represents the aggregate amount of the payments to be made to allow continuation of healthcare benefits, plus the related tax gross-up payments (if applicable).

(2)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 28, 2012 ($22.93).
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
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director each receiving an additional amount. During fiscal 2012, the basic annual retainer fee was $75,000, and additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director were $18,000, $12,000 and $45,000, respectively. For fiscal 2013 the basic annual retainer fee will be $80,000 and the additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director will be $20,000, $15,000 and $50,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
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

The following table sets forth the compensation paid to our non-employee directors for fiscal 2012. Mr. Brinkley and Mr. Rothamel are executive officers of the company and do not receive any additional compensation for serving on the Board of Directors.

Named Executive Officer	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Joseph J. Beal	$87,000	$141,076	$228,076
Pablo Lagos Espinosa	75,000	141,076	216,076
John Farrell	75,000	141,076	216,076
William C. Love	93,000	141,076	234,076
Thomas C. Roberts	120,000	141,076	261,076

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

In October 2011, each non-employee director received a grant of 5,200 shares of restricted stock, vesting over a two-year period (50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant). All non-employee directors received their grants as of October 3, 2011, The values shown above were computed using the closing price of our Class A Non-Voting Common Stock on October 3, 2011 ($27.13).
At September 30, 2012, each of the non-employee directors held the following number of shares of restricted stock: Mr. Beal, 8,200; Mr. Lagos, 8,200; Mr. Farrell, 5,200; Mr. Love, 8,200; and Mr. Roberts, 8,200.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units, or performance shares. Although options are still outstanding under the 1998, 2003 and 2006 Incentive Plans, no shares are available for future awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders	18,100	$2.52	650,361
Equity compensation plans not approved by security holders	—	—	—
Total	18,100	$2.52	650,361
_____________________________

(1)	Excludes 1,448,833 shares of restricted stock that were outstanding at September 30, 2012.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2012 for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers (other than Mr. Stamp, who is no longer with the company), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-Voting Common Stock				Class B Voting Common Stock		Voting Percent
Beneficial Owner	Number		Percent		Number	Percent
MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746	2,974,047	(b)	5.79%	(b)	2,970,171	100%	100%
Blackrock, Inc. 40 East 52nd Street New York, New York 10022	3,455,713	(c)	7.29%		—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,669,667	(d)	5.63%		—	—	—
Sterling B. Brinkley	987,220	(e)	2.03%		—	—	—
Paul E. Rothamel	118,570	(f)	(g)		—	—	—
Joseph J. Beal	15,100	(h)	(g)		—	—	—
Pablo Lagos Espinosa	8,600	(h)	(g)		—	—	—
John Farrell	2,600	(h)	(g)
William C. Love	21,600	(h)	(g)		—	—	—
Thomas C. Roberts	23,600	(h)	(g)		—	—	—
Mark Kuchenrither	16,852	(i)	(g)		—	—	—
Eric Fosse	15,954	(j)	(g)		—	—	—
Directors and executive officers as a group (14 persons) (l)	1,255,592	(k)	2.57%		—	—	—

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

(c)
According to its Schedule 13G filed with the SEC on February 13, 2012, Blackrock, Inc. held, as of December 31, 2011, sole voting power and sole dispositive power with respect to 3,455,713 shares. The percentage of the class represented by these shares shown in the table above is based on information provided by Blackrock, Inc. in its Schedule 13G.

(d)
According to its Schedule 13G filed with the SEC on February 09, 2012, The Vanguard Group, Inc. held, as of December 31, 2011, sole voting power with respect to 64,260 shares, sole dispositive power with respect to 2,605,407 shares and shared dispositive power with respect to 64,260 shares. The percentage of the class represented by these shares shown in the table above is based on information provided by The Vanguard Group, Inc. in its Schedule 13G.

(e)	Includes 235,000 shares of restricted stock that will vest in November 2012. Does not include 470,000 shares of unvested restricted stock.

(f)
Includes 100,000 shares of restricted stock that will vest in November 2012 and 183 shares held through the company's 401 (k) retirement savings plan. Does not include 200,000 shares of unvested restricted stock.

(g)	Shares beneficially owned do not exceed one percent of Class A Common Stock, inclusive of Class B Common Stock.

(h)	Does not include 9,100 shares of unvested restricted stock.

(i)	Includes 14,400 shares of restricted stock that will vest in November 2012. Does not include 35,466 shares of unvested restricted stock.

(j)
Includes 8,867 shares of restricted stock that will vest in November 2012 and 387 shares held through the company's 401(k) retirement savings plan. Does not include 24,399 shares of unvested restricted stock.

(k)	Group includes those persons who were serving as directors and executive officers on October 31, 2012.

(l)	Includes 372,734 shares of restricted stock that will vest in November 2012. Does not include 858,694 shares of unvested restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Agreement with Madison Park
On October 1, 2012, we entered into an advisory services agreement with Madison Park, LLC (“Madison Park”), a business and financial advisory firm wholly-owned by Phillip E. Cohen, the beneficial owner of all of EZCORP’s outstanding Class B Voting Common Stock.
Summary of Terms — The advisory services agreement is effective as of October 1, 2012, and the term of the engagement runs through September 30, 2013. Either party may terminate the agreement at any time on 30 days’ written notice to the other party.
Pursuant to the agreement, Madison Park will provide advisory services related to EZCORP’s business and long-term strategic plan, including (a) identifying, evaluating and negotiating potential acquisitions and strategic alliances, (b) assessing operating and strategic objectives, including new business development, (c) assisting in international business development and strategic investment opportunities that complement EZCORP’s business lines and strategic objectives, (d) analyzing financial condition and results of operations, evaluating strengths and weaknesses of financial performance and recommending measures to improve performance, (d) advising on dividend policy and corporate transactions, such as stock repurchases, splits, recapitalizations and restructurings, (f) providing briefings on business strategy to the Board of Directors from time to time, (g) advising on investor relations and relations with investment bankers, securities analysts and other members of the financial services industry and (h) performing such other services as are reasonably requested by EZCORP. In exchange for those services, EZCORP will pay Madison Park a retainer fee of $600,000 per month and will reimburse Madison Park for its out-of-pocket expenses incurred in connection with the engagement. EZCORP will indemnify Madison Park (and its officers, directors, employees and affiliates) from and against all claims, costs, liabilities and damages related to or arising out of the engagement (except to the extent that any claim, cost, liability or damage results from the recklessness, willful misconduct or bad faith of the indemnified party).
A copy of the agreement is filed as Exhibit 10.7.
Board Governance Process — The engagement of Madison Park pursuant to the advisory services agreement was identified and acknowledged by the EZCORP Board of Directors as a related party transaction that was subject to the company’s Policy for Review and Evaluation of Related Party Transactions. Under that policy, the Audit Committee (comprised entirely of independent, non-employee directors) is responsible for reviewing, evaluating, approving or taking other action with respect to related party transactions on behalf of, and with full power and authority of, the Board of Directors. Acting under that policy, the Audit Committee implemented measures designed to ensure that the advisory services agreement with Madison Park was considered, analyzed, negotiated and approved objectively. Those measures included the following:

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

•
The Audit Committee sought, received and relied upon an opinion from that independent financial advisory firm to the effect that the consideration to be paid to Madison Park pursuant to the advisory services agreement is fair to EZCORP from a financial point of view.

With those measures, the Audit Committee evaluated and considered the following information, among other things:

•
The committee’s financial advisor prepared, and presented to the committee, a report that analyzed 40 separate comparable public company advisory engagements. That report described the structure of the contracted fee and compared the amount of the fee to various financial metrics such as revenues and EBITDA.

•
The committee considered whether EZCORP continues to need services provided by Madison Park and whether there were alternative sources for those services. The committee concluded that the services provided by Madison Park under previous contracts had been essential to the company’s growth and diversification of its business and that these types of services would be critical to continue that successful growth and diversification. Further, the committee concluded that, given the current challenging market environment, the advice, counsel and guidance provided by Madison Park, as well as Madison Parks contacts and perspectives on strategic acquisition opportunities, would be critical to shaping and executing EZCORP’s strategic plans, both short-term and long-term.

•
The committee also concluded that, given EZCORP’s unique business and based on the committee’s prior investigations, it was unlikely that any other financial or strategic advisor would have the specific expertise to provide the services the company needs. A necessary element to this conclusion was the unique capabilities and expertise of Madison Park and its principal, Mr. Cohen, including long-term experience and high-level strategic, industry-specific expertise.

•	The committee considered a multi-year, performance-based arrangement, but ultimately concluded that a single-year, fixed-fee arrangement was in the best interests of the company at this time.

•
In the context of an analysis of the historical and proposed fee amounts compared with the company’s historical and projected financial results, as well as the analytical data provided by the committee’s financial advisor, the committee considered whether the proposed retainer fee was appropriate, given the company’s need for the services and Madison Park’s unique ability to provide them. The committee observed that the amount of the proposed fee generally fell within the ranges indicated by the comparable data, albeit at the upper portions of those ranges. Given the unique expertise provided by Madison Park and the company’s need for that unique expertise, the committee concluded that a fee in the upper portions of the comparable ranges was justified, particularly given the strategic challenges facing the company over the next year.

•
After thorough discussion and analysis, the committee concluded that, under reasonable analytical methodologies, the proposed fee appeared to be within the range indicated by the comparative data, particularly when the company’s unique needs and Madison Park’s unique abilities were considered.

After consideration and discussion of this information and other factors, the information and fairness opinion provided by its independent financial advisory firm and the relationships and the interests of Mr. Cohen, the Audit Committee concluded that the proposed advisory services agreement for fiscal 2013 was fair to, and in the best interests of, EZCORP and its stockholders and, on that basis, approved the engagement of Madison Park pursuant to the advisory services agreement.
The advisory services agreement replaces a similar agreement that expired on September 30, 2011. Under that prior agreement, which was effective for all of fiscal 2012, we paid Madison Park a total of $6.0 million in exchange for the financial advisory services provided pursuant to the agreement.
Review and Approval of Transactions with Related Persons
The Board of Directors has adopted a written comprehensive policy for the review and evaluation of all related party transactions. Under that policy, the Audit Committee is charged with the responsibility of (a) reviewing and evaluating all transactions, or proposed transactions, between the company and a related person and (b) approving, ratifying, rescinding or taking other action with respect to each such transaction. With respect to any specific transaction, the Audit Committee may, in its discretion, transfer its responsibilities to either the full Board of Directors or to any special committee of the Board of Directors designated and created for the purpose of reviewing, evaluating, approving or ratifying such transaction. As noted under "Agreement with Madison Park" above, the Audit Committee reviewed and approved the transaction described in that section.
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

The Board has evaluated all relationships between each director and the company and has made the following determinations with respect to each director’s independence:

Director	Status (a)
Sterling B. Brinkley	Not independent (b)
Paul E. Rothamel	Not independent (b)
Joseph J. Beal	Independent
Pablo Lagos Espinosa	Independent
John Farrell	Independent
William C. Love	Independent
Thomas C. Roberts	Independent

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

	Years Ended September 30,
	2012	2011
Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act	$557,417	$587,583
Quarterly reviews and other audit fees	144,568	111,824
Total audit fees	701,985	699,407
Audit related fees (a)	67,105	59,194
Total fees for services	$769,090	$758,601
_____________________________

(a)	Audit related fees consist of consultations and the audit of our 401(k) retirement savings plan.

The amounts shown for fiscal 2012 include our estimated costs for the fiscal 2012 integrated audit, for which we have not yet received final billings. Included in the amounts for fiscal 2012 above is a $37,583 reduction of fees related to the fiscal 2011 integrated audit, as our previously estimated costs exceeded total billings. Included in the amounts for fiscal 2011 above is a $37,583 addition of fees related to the fiscal 2010 integrated audit, as total billings exceeded our previously estimated costs.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 30, 2012 and 2011

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2012

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended September 30, 2012

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2012

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2012

•	Notes to Consolidated Financial Statements.
Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on September 26, 2008, Commission File No. 33-153703)
3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)
4.1
Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

10.1
Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2
Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3
Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4
Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5
Credit Agreement, dated as of May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent) and BBVA Compass Bank (as Syndication Agent) (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2011 and filed May 11, 2011, Commission File No. 0-19424)

10.6
Advisory Services Agreement, effective October 1, 2011, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2011 and filed October 6, 2011, Commission File No. 0-19424)

10.7
Advisory Services Agreement, effective October 1, 2012, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012 and filed October 4, 2012, Commission File No. 0-19424)

10.8*
EZCORP, Inc. 401(k) Plan and Trust, effective October 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.9*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.10*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)
10.11*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.12*
Amended and Restated EZCORP, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 28,2012 and filed October 4, 2012, Commission File No. 0-19424).

10.13*
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

10.15*
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

10.17*
Employment and Compensation Agreement, effective September 14, 2009, between the Company and Paul E. Rothamel (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.1*
Consulting Agreement, effective November 1, 2010, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2010 and filed October 12, 2010, Commission File No. 0-19424)

21.1†	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP
31.1†	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††
Certifications of Paul E. Rothamel, Chief Executive Officer, and Mark Kuchenrither, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document
101.SCH†††	XBRL Taxonomy Extension Schema Document
101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†††	XBRL Taxonomy Label Linkbase Document
101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012, and September 30, 2011; (ii) Consolidated Statements of Operations for the years ended September 30, 2012, September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, September 30, 2011 and September 30, 2010; Consolidated Statements of Cash Flows for the for the years ended September 30, 2012, September 30, 2011 and September 30, 2010; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012, September 30, 2011 and September 30, 2010; and (iv) Notes to Consolidated Financial Statements.

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

Signature	Title	Date

/s/ Sterling B. Brinkley	Chairman of the Board	November 20, 2012
Sterling B. Brinkley

/s/ Paul E. Rothamel	President, Chief Executive Officer and Director	November 20, 2012
Paul E. Rothamel	(principal executive officer)

/s/ Joseph J. Beal	Director	November 20, 2012
Joseph J. Beal

/s/ Pablo Lagos Espinosa	Director	November 20, 2012
Pablo Lagos Espinosa

/s/ John Farrell	Director	November 20, 2012
John Farrell

/s/ William C. Love	Director	November 20, 2012
William C. Love

/s/ Thomas C. Roberts	Director	November 20, 2012
Thomas C. Roberts

/s/ Mark Kuchenrither	Executive Vice President and Chief Financial Officer	November 20, 2012
Mark Kuchenrither	(principal financial officer)

/s/ Jeffrey S. Byal	Senior Vice President and Chief Accounting Officer	November 20, 2012
Jeffrey S. Byal	(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on September 26, 2008, Commission File No. 33-153703)
3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, Commission File No. 0-19424)
4.1
Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

10.1
Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2
Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3
Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4
Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5
Credit Agreement, dated as of May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent) and BBVA Compass Bank (as Syndication Agent) (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2011 and filed May 11, 2011, Commission File No. 0-19424)

10.6
Advisory Services Agreement, effective October 1, 2011, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2011 and filed October 6, 2011, Commission File No. 0-19424)

10.7
Advisory Services Agreement, effective October 1, 2012, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012 and filed October 4, 2012, Commission File No. 0-19424)

10.8*
EZCORP, Inc. 401(k) Plan and Trust, effective October 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.9*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.10*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)
10.11*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.12*
Amended and Restated EZCORP, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 28,2012 and filed October 4, 2012, Commission File No. 0-19424).

10.13*
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

10.15*
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

10.17*
Employment and Compensation Agreement, effective September 14, 2009, between the Company and Paul E. Rothamel (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, Commission File No. 0-19424)

10.1*
Consulting Agreement, effective November 1, 2010, between the Company and Joseph L. Rotunda (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2010 and filed October 12, 2010, Commission File No. 0-19424)

21.1†	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP
31.1†	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††
Certifications of Paul E. Rothamel, Chief Executive Officer, and Mark Kuchenrither, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document
101.SCH†††	XBRL Taxonomy Extension Schema Document
101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†††	XBRL Taxonomy Label Linkbase Document
101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012, and September 30, 2011; (ii) Consolidated Statements of Operations for the years ended September 30, 2012, September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, September 30, 2011 and September 30, 2010;Consolidated Statements of Cash Flows for the for the years ended September 30, 2012, September 30, 2011 and September 30, 2010; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012, September 30, 2011 and September 30, 2010; and (iv) Notes to Consolidated Financial Statements.