Form 10-Q
period 2012-12-31
EZCORP INC
filed 2013-02-07
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
As of December 31, 2012, 51,196,870 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED)

EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011	September 30, 2012
	(in thousands)

Assets:
Current assets:
Cash and cash equivalents	$46,668	$22,988	$48,477
Restricted cash	1,133	—	1,145
Pawn loans	162,095	150,060	157,648
Consumer loans, net	40,599	16,188	34,152
Pawn service charges receivable, net	31,077	28,593	29,401
Consumer loan fees receivable, net	34,074	7,611	30,416
Inventory, net	120,326	100,385	109,214
Deferred tax asset	15,716	18,169	14,984
Income tax receivable	—	—	10,511
Prepaid expenses and other assets	50,394	38,901	45,451
Total current assets	502,082	382,895	481,399
Investments in unconsolidated affiliates	144,232	117,820	126,066
Property and equipment, net	114,676	84,513	108,131
Restricted cash, non-current	1,994	—	4,337
Goodwill	428,011	212,263	374,663
Intangible assets, net	60,662	20,568	45,185
Non-current consumer loans, net	66,615	—	61,997
Other assets, net	19,074	7,781	16,229
Total assets (1)	$1,337,346	$825,840	$1,218,007
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$27,562	$—	$21,085
Current capital lease obligations	533	—	594
Accounts payable and other accrued expenses	70,719	53,087	64,104
Other current liabilities	24,396	4,325	14,821
Customer layaway deposits	6,254	6,152	7,238
Income taxes payable	659	12,672	—
Total current liabilities	130,123	76,236	107,842
Long-term debt, less current maturities	207,978	40,500	198,836
Long-term capital lease obligations	771	—	995
Deferred tax liability	10,815	8,724	7,922
Deferred gains and other long-term liabilities	26,227	1,997	13,903
Total liabilities (2)	375,914	127,457	329,498
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	49,323	—	53,681
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; issued and outstanding: 51,196,870 and 47,409,234 at December 31, 2012 and 2011; and 48,255,536 at September 30, 2012	508	474	482
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	313,068	243,919	268,626
Retained earnings	596,520	461,447	565,803
Accumulated other comprehensive income (loss)	1,983	(7,487)	(113)
EZCORP, Inc. stockholders’ equity	912,109	698,383	834,828
Total liabilities and stockholders’ equity	$1,337,346	$825,840	$1,218,007
Assets and Liabilities of Crediamigo Securitization Trust
(1) Our consolidated assets as of December 31, 2012 and September 30, 2012, include the following assets of the Crediamigo securitization trust that can only be used to settle its liabilities: Restricted cash, $2.0 million and $4.3 million; Consumer loans, net, $35.1 million and $33.6 million; Consumer loan fees receivable, net, $8.5 million and $7.7 million; Intangible assets, net $3.1 million and $2.6 million and total assets, $48.7 million and $48.2 million respectively.
(2) Our consolidated liabilities as of December 31, 2012 and September 30, 2012, include $32.3 million and $32.7 million of long-term debt for which the creditors of the Crediamigo securitization trust do not have recourse to EZCORP, Inc.
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2012	2011
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$95,582	$86,894
Jewelry scrapping sales	45,925	56,403
Pawn service charges	66,024	59,792
Consumer loan fees	64,765	45,088
Other revenues	4,830	696
Total revenues	277,126	248,873
Merchandise cost of goods sold	55,501	48,396
Jewelry scrapping cost of goods sold	32,199	35,424
Consumer loan bad debt	14,074	11,025
Net revenues	175,352	154,028
Operating expenses:
Operations	107,262	82,558
Administrative	13,671	11,654
Depreciation and amortization	7,652	5,255
(Gain) loss on sale or disposal of assets	29	(201)
Total operating expenses	128,614	99,266
Operating income	46,738	54,762
Interest income	(178)	(39)
Interest expense	3,815	590
Equity in net income of unconsolidated affiliates	(5,038)	(4,161)
Other income	(501)	(1,119)
Income before income taxes	48,640	59,491
Income tax expense	16,485	20,139
Net income	32,155	39,352
Net income attributable to redeemable noncontrolling interest	1,438	—
Net income attributable to EZCORP, Inc.	$30,717	$39,352

Net income per common share:
Basic	$0.59	$0.78
Diluted	$0.59	$0.78
Weighted average shares outstanding:
Basic	52,049	50,355
Diluted	52,112	50,693
See accompanying notes to interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Net income	$32,155	$39,352
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,468	(8,768)
Unrealized holding loss arising during period	(43)	(559)
Income tax benefit (provision)	(1,980)	2,586
Other comprehensive income (loss), net of tax	1,445	(6,741)
Comprehensive income	$33,600	$32,611
Attributable to redeemable noncontrolling interest:
Net income	1,438	—
Foreign currency translation loss	(651)	—
Comprehensive income attributable to redeemable noncontrolling interest	787	—
Comprehensive income attributable to EZCORP, Inc.	$32,813	$32,611
See accompanying notes to interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$32,155	$39,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,652	5,255
Consumer loan loss provision	7,990	4,035
Deferred income taxes	2,214	257
(Gain) loss on sale or disposal of assets	29	(201)
Stock compensation	925	1,513
Income from investments in unconsolidated affiliates	(5,038)	(4,161)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(5,192)	(2,392)
Inventory, net	(11,908)	(1,609)
Prepaid expenses, other current assets, and other assets, net	(17,727)	(8,187)
Accounts payable and accrued expenses	9,323	(1,272)
Customer layaway deposits	(1,077)	(923)
Deferred gains and other long-term liabilities	83	(116)
Excess tax benefit from stock compensation	(346)	(460)
Income taxes receivable/payable	9,830	12,284
Dividends from unconsolidated affiliates	1,595	2,222
Net cash provided by operating activities	30,508	45,597
Investing Activities:
Loans made	(231,067)	(182,757)
Loans repaid	142,250	110,988
Recovery of pawn loan principal through sale of forfeited collateral	73,264	61,701
Additions to property and equipment	(8,906)	(9,581)
Acquisitions, net of cash acquired	(12,278)	(49,279)
Investments in unconsolidated affiliates	(11,018)	—
Net cash used in investing activities	(47,755)	(68,928)
Financing Activities:
Excess tax benefit from stock compensation	346	460
Taxes paid related to net share settlement of equity awards	(3,431)	(988)
Change in restricted cash	2,298	—
Proceeds from revolving line of credit	80,125	116,500
Payments on revolving line of credit	(61,852)	(93,500)
Proceeds from bank borrowings	1,159	—
Payments on bank borrowings and capital lease obligations	(3,023)	—
Net cash provided by in financing activities	15,622	22,472
Effect of exchange rate changes on cash and cash equivalents	(184)	(122)
Net decrease in cash and cash equivalents	(1,809)	(981)
Cash and cash equivalents at beginning of quarter	48,477	23,969
Cash and cash equivalents at end of quarter	$46,668	$22,988
Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$69,370	$66,068
Issuance of common stock due to acquisitions	$38,647	$1,122
Deferred consideration	$24,000	$—
Stock issued for additional investment in subsidiary	$7,981	$—
Accrued additions to property and equipment	$2,100	$367
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Stock compensation	—	—	1,513	—	—	1,513
Issuance of common stock due to acquisitions	38	2	536	—	—	538
Release of restricted stock	142	1	—	—	—	1
Excess tax benefit from stock compensation	—	—	460	—	—	460
Taxes paid related to net share settlement of equity awards	—	—	(988)	—	—	(988)
Unrealized loss on available-for-sale securities	—	—	—	—	(364)	(364)
Foreign currency translation adjustment	—	—	—	—	(6,377)	(6,377)
Net income attributable to EZCORP, Inc.	—	—	—	39,352	—	39,352
Balances at December 31, 2011	50,379	$504	$243,919	$461,447	$(7,487)	$698,383

Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
Stock compensation	—	—	925	—	—	925
Issuance of common stock due to acquisitions	1,965	20	38,627	—	—	38,647
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	384	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	346	—	—	346
Taxes paid related to net share settlement of equity awards	—	—	(3,431)	—	—	(3,431)
Unrealized loss on available-for-sale securities	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	2,039	2,039
Net income attributable to EZCORP, Inc.	—	—	—	30,717	—	30,717
Balances at December 31, 2012	54,167	$538	$313,068	$596,520	$1,983	$912,109
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2012

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note 2). The accompanying financial statements should be read with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2012. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2012 (the “current quarter”) are not necessarily indicative of the results of operations for the full fiscal year. Certain prior period balances have been reclassified to conform to the current presentation.
The consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of December 31, 2012, we own 60% of the outstanding equity interests in Prestaciones Finmart, S.A. de C.V., SOFOM, E.N.R. (“Crediamigo”), 95% of Ariste Holding Limited and its affiliates ("Cash Genie"), and 51% of Renueva Comercial S.A. de C.V. ("TUYO"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2012.
Recently Issued Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-04, Technical Corrections and Improvements. This update clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. We do not anticipate that the adoption of ASU 2012-04 will have a material effect on our financial position, results of operations or cash flows.
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the adoption of ASU 2011-11 will not have a material effect on our financial position, results of operations or cash flows.
NOTE 2: ACQUISITIONS
Go Cash
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition was completed on December 20, 2012 and accounted for as an asset purchase. No liabilities were assumed other than trade payables and accounts payables incurred prior to closing in the ordinary course of business, which were less than $0.1 million.
The assets acquired include a proprietary software platform, including a loan management system and a lending decision science engine, that will enable geographic expansion both within the U.S. and internationally; an internal customer service and collections call center; a portion of the existing Go Cash multi-state loan portfolio; and related assets, including customer lists, customer data and customer transaction information. We hired substantially all of Go Cash's employees, including the management team, an internal underwriting and customer experience analytics team, and an experienced customer service and collections call center team.
The total purchase price is performance-based and will be determined over a period of four years following the closing. A minimum of $50.7 million will be paid, of which $27.7 million was paid at closing, $11.0 million will be paid on November 10, 2013, $6.0 million will be paid on November 10, 2014, and $6.0 million will be paid on November 10, 2015. The performance consideration element will be based on the net income generated by the "Post-Closing Business Unit" (which will include all of EZCORP's online consumer lending business). Within a specified period after the end of each of each of the first four years following the closing, EZCORP will make a contingent supplemental payment equal to the difference between (a) the adjusted net income for such year, multiplied by 6.0, and (b) all consideration payments previously paid. Each payment may be made, in EZCORP's sole discretion, in cash or in the form of shares of EZCORP Class A Non-Voting Common Stock. The initial payment was made in the form of 1,400,198 shares of EZCORP Class A Non-Voting Common Stock.
The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $50.7 million, has not yet been valued as of December 31, 2012 and therefore has not been included in the purchase price allocation or the financial statements of EZCORP as of December 31, 2012.
TUYO
On November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO.” TUYO owns and operates 20 stores in Mexico City and the surrounding metropolitan area. In these stores, TUYO buys quality used merchandise from customers and then resells that merchandise to other customers. TUYO also sells refurbished or other merchandise acquired in bulk from wholesalers. As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, on a combined basis.
Pursuant to the acquisition agreement, the sellers have a put option with respect to their remaining shares of TUYO. The sellers have the right to sell their TUYO shares to EZCORP during a specified exercise period, with specified limitations on the number of shares that may be sold within a consecutive 12 months period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to TUYO in temporary equity.

The fair value of the TUYO redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates of 10% and 18% representing discounts for lack of control and lack of marketability respectively that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of TUYO was determined using a multiple of future earnings. We expect the recorded values related to the noncontrolling interest at December 31, 2012 to approximate fair value.
Other
The three month period ended December 31, 2012, includes the acquisition of 12 pawn locations in Arizona. Arizona is a new state of operation for EZCORP. As this acquisition was individually immaterial, we present its related information on a consolidated basis.
The following tables provide information related to the acquisitions of domestic and foreign retail and financial services locations during the three months ended December 31, 2012:

	Three Months Ended December 31, 2012
	Go Cash	Other Acquisitions
Number of asset purchase acquisitions	1	—
Number of stock purchase acquisitions	—	2

U.S. stores acquired	—	12
Foreign stores acquired	—	20
Total stores acquired	—	32

	Three Months Ended December 31, 2012
	Go Cash	Other Acquisitions
	(in thousands)
Consideration:
Cash	$—	$15,318
Equity instruments	27,718	10,929
Deferred consideration	23,000	1,000
Fair value of total consideration transferred	50,718	27,247
Cash acquired	—	(3,040)
Total purchase price	$50,718	$24,207

	Three Months Ended December 31, 2012
	Go Cash	Other Acquisitions
	(in thousands)
Current assets:
Pawn loans	$—	$5,659
Consumer loans, net	129	—
Service charges and fees receivable, net	23	400
Inventory, net	—	2,496
Prepaid expenses and other assets	120	508
Total current assets	272	9,063
Property and equipment, net	863	1,064
Goodwill	37,359	17,127
Intangible assets	12,315	96
Other assets	—	313
Total assets	$50,809	$27,663
Current liabilities:
Accounts payable and other accrued expenses	$91	$517
Customer layaway deposits	—	103
Total current liabilities	91	620
Total liabilities	91	620
Redeemable noncontrolling interest	—	2,836
Net assets acquired	$50,718	$24,207

Goodwill deductible for tax purposes	$37,359	$—

Indefinite-lived intangible assets acquired:
Domain name	$215	$—
Definite-lived intangible assets acquired (1):
Non-compete agreements	$—	$30
Internally developed software	$12,100	$66
(1) The weighted average useful life of definite-lived intangible assets acquired is five years.
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. The purchase price allocation of assets acquired in the most recent twelve month period is preliminary as we continue to receive information regarding the acquired assets. Transaction related expenses for the three month periods ended December 31, 2012 and 2011 of approximately $0.5 million and $0.4 million, respectively, were expensed as incurred and recorded as administrative expenses. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.
Crediamigo
On January 30, 2012, we acquired a 60% interest in Crediamigo, a specialty consumer finance company, headquartered in Mexico City, with 45 loan servicing locations throughout the country, for total consideration of $60.1 million, net of cash acquired. This amount includes contingent consideration related to two earn out payments. If certain financial performance targets are achieved, during calendar years 2012 and 2013, we will make a payment to the sellers of $12.0 million dollars, each year, for a total amount of $24.0 million dollars. The Crediamigo purchase price allocation presented below includes a fair value amount of $23.0 million attributable to the contingent consideration payments.
Pursuant to the Master Transaction Agreement, the sellers have a put option with respect to their remaining shares of Crediamigo. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Crediamigo in temporary equity. The fair value of the Crediamigo redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement at acquisition was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. We expect the recorded values related to the noncontrolling interest at December 31, 2012 to approximate fair value.
Cash Genie
On April 14, 2012, we acquired a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K under the name "Cash Genie." As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, on a combined basis.
Pursuant to the acquisition agreement, the sellers have a put option with respect to their remaining shares of Cash Genie. The seller has the right to sell their Cash Genie shares to EZCORP during the exercise period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Cash Genie in temporary equity.
On November 14, 2012, a seller exercised his option with respect to his remaining shares. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the Company's initial controlling interest acquisition of Cash Genie. The details of the transaction are described further in Note 8. We expect the remaining recorded values related to the noncontrolling interest at December 31, 2012 to approximate fair value.
Other
In fiscal 2012, we acquired 50 locations in the U.S. and one in Canada. As these acquisitions, were individually immaterial, we present their related information on a combined basis.
The following tables provide information related to the acquisitions of domestic and foreign retail and financial services locations fiscal 2012:

	Fiscal Year Ended September 30, 2012
	Crediamigo	Other Acquisitions
	(in thousands)
Current assets:
Pawn loans	$—	$6,781
Consumer loans, net	8,935	3,641
Service charges and fees receivable, net	18,844	1,940
Inventory, net	—	5,911
Deferred tax asset	—	238
Prepaid expenses and other assets	3,543	204
Total current assets	31,322	18,715
Property and equipment, net	2,326	4,061
Goodwill	99,486	99,747
Non-current consumer loans, net	56,120	—
Intangible assets	16,400	3,980
Other assets	7,497	294
Total assets	$213,151	$126,797
Current liabilities:
Accounts payable and other accrued expenses	$6,853	$5,496
Customer layaway deposits	—	808
Current maturities of long-term debt	22,810	—
Other current liabilities	—	257
Total current liabilities	29,663	6,561
Long-term debt, less current maturities	86,872	—
Deferred tax liability	171	113
Total liabilities	116,706	6,674
Redeemable noncontrolling interest	36,300	9,557
Net assets acquired	$60,145	$110,566
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
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended December 31,
	2012	2011
	(in thousands, except per share amounts)
Net income attributable to EZCORP (A)	$30,717	$39,352
Weighted average outstanding shares of common stock (B)	52,049	50,355
Dilutive effect of stock options and restricted stock	63	338
Weighted average common stock and common stock equivalents (C)	52,112	50,693
Basic earnings per share (A/B)	$0.59	$0.78
Diluted earnings per share (A/C)	$0.59	$0.78
Potential common shares excluded from the calculation of diluted earnings per share	39	10

NOTE 4: STRATEGIC INVESTMENTS
At December 31, 2012, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC ("Albermarle & Bond"), representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. The income reported for our three months ended December 31, 2012 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2012 to September 30, 2012.
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

	As of June 30,
	2012	2011
	(in thousands)
Current assets	$141,880	$125,862
Non-current assets	69,282	64,325
Total assets	$211,162	$190,187
Current liabilities	$15,772	$18,620
Non-current liabilities	70,016	57,016
Shareholders’ equity	125,374	114,551
Total liabilities and shareholders’ equity	$211,162	$190,187

	Year ended June 30,
	2012	2011
	(in thousands)
Gross revenues	$186,479	$162,002
Gross profit	109,474	97,197
Profit for the year (net income)	24,835	24,324

At December 31, 2012, we owned 136,848,000 shares, or approximately 33% of Cash Converters International Limited ("Cash Converters International"), a publicly traded company headquartered in Perth, Australia. Cash Converters International franchises and operates a worldwide network of over 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom. Those shares include 12,430,000 shares that we acquired in November 2012 for approximately $11.0 million in cash as part of a share placement. Our total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our three months ended December 31, 2012 and 2011 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2012 to September 30, 2012 and July 1, 2011 to September 30, 2011, respectively.
Conversion of Cash Converters International’s financial statements into U.S. GAAP resulted in no material differences from those reported by Cash Converters following IFRS.

In its functional currency of Australian dollars, Cash Converters International’s total assets increased 17% from June 30, 2011 to June 30, 2012 and its net income improved 6% for the year ended June 30, 2012. The following table presents summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2012	2011
	(in thousands)
Current assets	$137,646	$119,633
Non-current assets	129,274	117,301
Total assets	$266,920	$236,934
Current liabilities	$45,392	$38,105
Non-current liabilities	31,928	19,180
Shareholders’ equity	189,600	179,649
Total liabilities and shareholders’ equity	$266,920	$236,934

	Year ended June 30,
	2012	2011
	(in thousands)
Gross revenues	$241,924	$184,315
Gross profit	162,598	126,628
Profit for the year (net income)	30,366	27,385

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

	December 31,		September 30,
	2012	2011	2012
	(in thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$54,559	$49,616	$51,812
Fair value	57,402	84,622	65,109
Cash Converters International:
Recorded value	$89,673	$68,204	$74,254
Fair value	164,633	68,355	100,705

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	December 31,		September 30,
	2012	2011	2012
	(in thousands)
Pawn licenses	$8,836	$8,836	$8,836
Trade name	9,822	4,870	9,845
Domain name	215	—	—
Goodwill	428,011	212,263	374,663
Total	$446,884	$225,969	$393,344

The following tables present the changes in the carrying value of goodwill, by segment, over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663
Acquisitions	52,264	2,222	—	54,486
Effect of foreign currency translation changes	—	(1,138)	—	(1,138)
Balances at December 31, 2012	$276,570	$111,485	$39,956	$428,011

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2011	$163,897	$9,309	$—	$173,206
Acquisitions	39,430	—	—	39,430
Effect of foreign currency translation changes	(2)	(371)	—	(373)
Balances at December 31, 2011	$203,325	$8,938	$—	$212,263

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	December 31,						September 30,
	2012			2011			2012
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Real estate finders’ fees	$1,563	$(620)	$943	$1,221	$(500)	$721	$1,457	$(590)	$867
Non-compete agreements	4,513	(3,453)	1,060	3,836	(2,574)	1,262	4,504	(3,290)	1,214
Favorable lease	1,159	(464)	695	985	(353)	632	1,159	(436)	723
Franchise rights	1,603	(118)	1,485	1,567	(49)	1,518	1,625	(102)	1,523
Deferred financing costs	10,628	(4,226)	6,402	2,411	(413)	1,998	10,584	(3,459)	7,125
Contractual relationship	14,370	(1,451)	12,919	450	(25)	425	14,517	(1,075)	13,442
Internally developed software	18,133	(127)	18,006	—	—	—	1,344	(19)	1,325
Other	322	(43)	279	317	(11)	306	321	(36)	285
Total	$52,291	$(10,502)	$41,789	$10,787	$(3,925)	$6,862	$35,511	$(9,007)	$26,504

The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of the related debt instruments. The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Amortization expense	$723	$227
Operations expense	35	31
Interest expense	764	151
Total expense from the amortization of definite-lived intangible assets	$1,522	$409
The following table presents our estimate of amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	(in thousands)
2013	$3,886	$102	$2,230
2014	5,344	125	2,123
2015	5,063	113	1,011
2016	5,003	111	574
2017	4,914	111	464
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 6: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at December 31, 2012 and 2011 and September 30, 2011:

	December 31, 2012		December 31, 2011	September 30, 2012
	Carrying Amount	Debt Premium	Carrying Amount	Carrying Amount	Debt Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $175,000 due 2015	$142,600	$—	$40,500	$130,000	$—
Capital lease obligations	1,304	—	—	1,589	—
Non-recourse to EZCORP:
Unsecured, variable interest foreign currency line of credit	38	—	—	—	—
Secured foreign currency line of credit up to $3,800 due 2014	2,256	173	—	2,629	199
Secured foreign currency line of credit up to $19,000 due 2015	14,146	—	—	16,073	—
Secured foreign currency line of credit up to $23,000 due 2017	17,212	—	—	11,263	—
Consumer loans facility due 2017	32,338	—	—	32,679	—
10% unsecured notes due 2013	937	—	—	1,766	—
15% unsecured notes due 2013	13,844	1,052	—	14,262	1,334
16% unsecured notes due 2013	—	—	—	5,248	108
10% unsecured notes due 2014	2,257	—	—	963	—
11% unsecured notes due 2014	5,086	—	—	—	—
10% unsecured notes due 2015	314	—	—	427	—
15% secured notes due 2015	4,390	539	—	4,488	597
10% unsecured notes due 2016	122	—	—	123	—
Total long-term obligations	236,844	1,764	40,500	221,510	2,238
Less current portion	28,095	1,353	—	21,679	1,497
Total long-term and capital lease obligations	$208,749	$411	$40,500	$199,831	$741

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
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the bank's base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants, restrict dividend payments and limit other and non-recourse debt. At December 31, 2012, we were in compliance with all covenants. We expect the recorded value of our debt to approximate its fair value, as it is all variable rate debt and carries no pre-payment penalty, and would be considered a Level 2 estimate within the fair value hierarchy.
Deferred financing costs related to our credit agreement are included in intangible assets, net on the balance sheet and are being amortized to interest expense over the term of the agreement.
On January 30, 2012, we acquired a 60% ownership interest in Crediamigo, a specialty consumer finance company headquartered in Mexico City. Non-recourse debt amounts in the table above represent Crediamigo’s third party debt. All lines of credit are guaranteed by the Crediamigo loan portfolio. Interest on lines of credit due 2014 and 2015 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 6% to 9%. The line of credit due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The line of credit due 2015 requires monthly payments of

$0.8 million with the remaining principal due at maturity. The 15% secured notes require monthly payments of $0.1 million with remaining principal due at maturity.
At acquisition, we performed a valuation to determine the fair value of Crediamigo's debt. As a result, we recorded a debt premium on Crediamigo’s debt. This debt premium is being amortized as a reduction of interest expense over the life of the debt. The fair value was determined by using an income approach, specifically the discounted cash flows method based on the contractual terms of the debt and risk adjusted discount rates. The significant inputs used for the valuation are not observable in the market and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. We expect the recorded value of our debt to approximate its fair value and would be considered Level 3 estimates within the fair value hierarchy.
On July 10, 2012, Crediamigo entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a non-recourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Crediamigo.The securitization agreement calls for a two-year revolving period in which the trust will use principal collections of the consumer loan portfolio to acquire additional collection rights up to $115.5 million in eligible loans from Crediamigo. Upon the termination of the revolving period, the collection received by the trust will be used to repay the debt. Crediamigo will continue to service the underlying loans in the trust.
Crediamigo is the primary beneficiary of the securitization trust because Crediamigo has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
As of December 31, 2012, borrowings under the securitization borrowing facility amounted to $32.3 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 7.3% as of December 31, 2012, and required monthly payments of $0.9 million begin on July 2014. The debt issued by the trust will be paid solely from the collections of the consumer loans transferred to the trust, and therefore there is no recourse to Crediamigo or EZCORP.
NOTE 7: COMMON STOCK, OPTIONS AND STOCK COMPENSATION
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Gross compensation costs	$925	$1,513
Income tax benefits	(299)	(446)
Net compensation expense	$626	$1,067
In the three months ended December 31, 2012 and 2011, no stock options were exercised.
NOTE 8: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interests as of December 31, 2012:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of September 30, 2012	$53,681
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(7,981)
Net income attributable to redeemable noncontrolling interests	1,438
Foreign currency translation adjustment attributable to noncontrolling interests	(651)
Balance as of December 31, 2012	$49,323

On November 1, 2012, we acquired a 51% interest in Tuyo (See note 2 for details).
On November 14, 2012, we acquired an additional 23% of the ordinary shares outstanding of Cash Genie, our U.K. online lending business, for $10.4 million, increasing our ownership percentage from 72% to 95%, with the remaining 5% held by local management. The consideration paid to the selling shareholder was paid in the form of 592,461 shares of EZCORP Class A Non-Voting Common Stock. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the our initial controlling interest acquisition of Cash Genie.
NOTE 9: INCOME TAXES
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
The current quarter’s effective tax rate is 33.9% of pretax income compared to 33.9% for the prior year quarter. The effective tax rate for the three months ended December 31, 2011 was lowered by a one-time recognition of a tax benefit from state net operating losses.
NOTE 10: CONTINGENCIES
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity.
NOTE 11: OPERATING SEGMENT INFORMATION
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

•
Other International – All business activities in the rest of the world (currently consisting of consumer loans online in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International)

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three months ending December 31, 2012 and 2011:

	Three Months Ended December 31, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$80,465	$15,117	$—	$95,582
Jewelry scrapping sales	42,142	3,783	—	45,925
Pawn service charges	58,210	7,814	—	66,024
Consumer loan fees	45,959	11,877	6,929	64,765
Other revenues	2,794	1,654	382	4,830
Total revenues	229,570	40,245	7,311	277,126
Merchandise cost of goods sold	46,732	8,769	—	55,501
Jewelry scrapping cost of goods sold	29,157	3,042	—	32,199
Consumer loan bad debt	11,481	(1,048)	3,641	14,074
Net revenues	142,200	29,482	3,670	175,352
Segment expenses:
Operations	87,443	15,741	4,078	107,262
Depreciation and amortization	4,102	1,675	76	5,853
Loss on sale or disposal of assets	29	—	—	29
Interest expense	17	2,613	—	2,630
Equity in net income of unconsolidated affiliates	—	—	(5,038)	(5,038)
Other (income) expense	(4)	20	(69)	(53)
Segment contribution	$50,613	$9,433	$4,623	$64,669
Corporate expenses:
Administrative				13,671
Depreciation and amortization				1,799
Interest, net				1,007
Other income				(448)
Income before taxes				48,640
Income tax expense				16,485
Net income				32,155
Net income attributable to noncontrolling interest				1,438
Net income attributable to EZCORP				$30,717

	Three Months Ended December 31, 2011
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$76,552	$10,342	$—	$86,894
Jewelry scrapping sales	52,866	3,537	—	56,403
Pawn service charges	54,370	5,422	—	59,792
Consumer loan fees	45,012	—	76	45,088
Other revenues	576	120	—	696
Total revenues	229,376	19,421	76	248,873
Merchandise cost of goods sold	43,451	4,945	—	48,396
Jewelry scrapping cost of goods sold	33,150	2,274	—	35,424
Consumer loan bad debt	10,890	—	135	11,025
Net revenues	141,885	12,202	(59)	154,028
Segment expenses:
Operations	74,994	6,966	598	82,558
Depreciation and amortization	3,223	770	22	4,015
(Gain) on sale or disposal of assets	(200)	(1)	—	(201)
Interest, net	4	(36)	—	(32)
Equity in net income of unconsolidated affiliates	—	—	(4,161)	(4,161)
Other (income) expense	(1,060)	3	(64)	(1,121)
Segment contribution	$64,924	$4,500	$3,546	$72,970
Corporate expenses:
Administrative				11,654
Depreciation and amortization				1,240
Interest expense				583
Other expense				2
Income before taxes				59,491
Income tax expense				20,139
Net income				39,352
Net income attributable to noncontrolling interest				—
Net income attributable to EZCORP				$39,352

The following table presents separately identified segment assets:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Assets at December 31, 2012
Cash and cash equivalents	$15,407	$14,508	$2,115	$32,030
Restricted cash	—	1,133	—	1,133
Pawn loans	147,145	14,950	—	162,095
Consumer loans, net	21,546	80,858	4,810	107,214
Service charges and fees receivable, net	36,973	26,837	1,341	65,151
Inventory, net	103,042	17,284	—	120,326
Property and equipment, net	67,581	25,768	1,572	94,921
Restricted cash, non-current	—	1,994	—	1,994
Goodwill	276,570	111,485	39,956	428,011
Intangibles, net	35,522	20,820	2,921	59,263
Total separately identified recorded segment assets	$703,786	$315,637	$52,715	$1,072,138
Consumer loans outstanding from unaffiliated lenders	$29,079	$—	$—	$29,079
Assets at December 31, 2011
Cash and cash equivalents	$13,004	$4,696	$183	$17,883
Pawn loans	140,386	9,674	—	150,060
Consumer loans, net	16,102	—	86	16,188
Service charges and fees receivable, net	34,644	1,532	28	36,204
Inventory, net	91,264	9,121	—	100,385
Property and equipment, net	53,190	14,161	238	67,589
Goodwill	203,325	8,938	—	212,263
Intangibles, net	17,770	800	—	18,570
Total separately identified recorded segment assets	$569,685	$48,922	$535	$619,142
Consumer loans outstanding from unaffiliated lenders	$29,722	$—	$—	$29,722
Assets at September 30, 2012
Cash and cash equivalents	$14,820	$16,365	$1,789	$32,974
Restricted cash	—	1,145	—	1,145
Pawn loans	140,885	16,763	—	157,648
Consumer loans, net	18,960	73,422	3,767	96,149
Service charges and fees receivable, net	34,066	24,637	1,114	59,817
Inventory, net	94,449	14,765	—	109,214
Property and equipment, net	60,708	23,220	1,503	85,431
Restricted cash, non-current	—	4,337	—	4,337
Goodwill	224,306	110,401	39,956	374,663
Intangibles, net	18,824	21,867	2,946	43,637
Total separately identified recorded segment assets	$607,018	$306,922	$51,075	$965,015
Consumer loans outstanding from unaffiliated lenders	$24,773	$—	$—	$24,773

The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	December 31,		September 30,
	2012	2011	2012
	(in thousands)
Total separately identified recorded segment assets	$1,072,138	$619,142	$965,015
Corporate assets	265,208	206,698	252,992
Total assets	$1,337,346	$825,840	$1,218,007

The following tables provide geographic information required by ASC 280-10-50-41:

	December 31,
	2012	2011
	(in thousands)
Revenues:
U.S.	$224,756	$225,715
Mexico	40,245	19,421
Canada	4,814	3,661
U.K	7,311	76
Total	277,126	248,873

	December 31,		September 30,
	2012	2011	2012
	(in thousands)
Long-lived assets:
U.S.	$391,169	$283,462	$317,887
Mexico	158,073	23,899	155,488
Canada	9,658	9,745	10,199
U.K	44,407	238	44,363
Other	42	—	42
Total	$603,349	$317,344	$527,979
NOTE 12: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES
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

The Crediamigo acquisition marked our initial entry into unsecured consumer lending in Mexico. Crediamigo consumer loans are considered in current status as long as the customer is employed and Crediamigo receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Crediamigo charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of consumer loan bad debt when collected. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection.
The accuracy of our allowance estimates is dependent upon several factors, including our ability to predict future default rates based on historical trends and expected future events. We base our estimates on observable trends and various other assumptions that we believe to be reasonable under the circumstances.
The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision		Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended December 31, 2012	$2,390	$(12,295)	$4,894	$7,604		$—	$2,593	$23,158
Three Months Ended December 31, 2011	$1,727	$(4,679)	$1,458	$3,224		$—	$1,730	$14,406
Year Ended September 30, 2012	$1,727	$(26,564)	$12,176	$15,034		$17	$2,390	$20,108
Secured short-term consumer loans:
Three Months Ended December 31, 2012	$942	$(9,220)	$8,142	$1,609		$—	$1,473	$7,264
Three Months Ended December 31, 2011	$538	$(2,494)	$2,160	$778		$—	$982	$4,494
Year Ended September 30, 2012	$538	$(11,295)	$9,087	$2,612		$—	$942	$5,951
*Unsecured long-term consumer loans:
Three Months Ended December 31, 2012	$623	$(160)	$1,221	$(1,053)	**	$(7)	$624	$81,482
Year Ended September 30, 2012	$—	$(571)	$896	$285		$13	$623	$74,045
* No comparative information is presented as amounts are included for periods subsequent to acquisition.
** Benefit in unsecured long-term consumer loan provision is due to the sale of past due loans and recoveries of loans previously written-off.

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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Fair Value	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	(in thousands)
Secured short-term consumer loans
December 31, 2012
Consumer loans	$1,316	$695	$471	$860	$3,342	$3,922	$—	$7,264	$1,473	$—
December 31, 2011
Consumer loans	$659	$445	$424	$592	$2,120	$2,374	$—	$4,494	$982	$—
September 30, 2012
Consumer loans	$1,246	$708	$466	$391	$2,811	$3,140	$—	$5,951	$942	$—
Unsecured long-term consumer loans: *
December 31, 2012
Consumer loans	5,485	2,200	18,852	13,214	39,751	43,664	(1,933)	81,482	624	13,214
September 30, 2012
Consumer loans	$2,465	$28,783	$949	$7,507	$39,704	$37,120	$(2,779)	$74,045	$623	$7,507

* Unsecured long-term consumer loans amounts only existed in periods after the acquisition of Crediamigo.

NOTE 13: FAIR VALUE MEASUREMENTS
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

The tables below present our financial assets that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 and September 30, 2012:

	December 31, 2012	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Gold collar	$—	$—	$—	$—
Marketable equity securities	4,588	4,588	—	—
Contingent consideration	(23,594)	—	—	(23,594)
Total	$(19,006)	$4,588	$—	$(23,594)

	December 31, 2011	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Gold collar	$1,073	$—	$1,073	$—
Marketable equity securities	4,807	4,807	—	—
Total	$5,880	$4,807	$1,073	$—

	September 30, 2012	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Gold collar	$—	$—	$—	$—
Marketable equity securities	4,631	4,631	—	—
Contingent consideration	(23,432)	—	—	(23,432)
Total	$(18,801)	$4,631	$—	$(23,432)

We measure the value of our gold collar under Level 2 inputs as defined by FASB ASC 820-10. The valuation is determined using widely accepted valuation techniques which reflect the contractual terms of the transaction, including the period to maturity and uses observable market-based inputs including gold forward curves and implied volatilities. We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented. We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market, as they are specifically related to Crediamigo, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy.
NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our earnings and financial position are affected by changes in gold values. In fiscal year 2012, we began using derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges, and according to FASB ASC 815-20-25, “Derivatives and Hedging – Recognition,” changes in their fair value are recorded directly in earnings. As of December 31, 2012 and as of September 30, 2012 , we had no balance outstanding recorded on our balance sheet. As of December 31, 2011, the notional amount of the gold collar recorded on our balance sheet was 19,000 ounces of gold.

The table below presents the fair value of the derivative financial instruments on the Condensed Consolidated Balance Sheet on December 31, 2012 and 2011 and September 30, 2012:

		Fair Value of Derivative Instruments
		December 31,		September 30,
Derivative Instrument	Balance Sheet Location	2012	2011	2012
		(in thousands)
Non-designated derivatives:
Gold Collar	Prepaid expenses and other assets	$—	$1,073	$—

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for three months ended December 31, 2012 and 2011:

		(Gains) Recognized in Income
		Three Months Ended December 31,
Derivative Instrument	Location of (Gain)	2012	2011
		(in thousands)
Non-designated derivatives:
Gold Collar	Other income	$—	$(1,073)
NOTE 15: CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities issued by the parent.
In accordance with Rule 3-10(f) of Regulation S-X, the following presents condensed consolidating financial information as of and for the three months ended December 31, 2012 and 2011 and as of September 30, 2012 for EZCORP, Inc. (the “Parent”), each of the Parent’s domestic subsidiaries (the “Subsidiary Guarantors”) on a combined basis and each of the Parent’s other subsidiaries (the “Other Subsidiaries”) on a combined basis. Eliminating entries presented are necessary to consolidate the groups of entities. Subsequent to the issuance of our consolidated financial statements for the year ended September 30, 2012, we identified certain errors in the presentation of the consolidating financial statements contained in this footnote as of September 30, 2012, December 31, 2011 and for the three months ended December 31, 2011.  The Condensed Consolidating Financial information presented on the following pages has been corrected for these errors.  These adjustments did not have an impact on the consolidated financial statements as of September 30, 2012, or December 31, 2011, or for the three months ended December 31, 2011.

Condensed Consolidating Balance Sheets

	December 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$27,775	$18,190	$—	$46,668
Restricted cash	—	—	1,133	—	1,133
Pawn loans	—	147,145	14,950	—	162,095
Consumer loans, net	—	18,857	21,742	—	40,599
Pawn service charges receivable, net	—	28,760	2,317	—	31,077
Consumer loan fees receivable, net	—	7,647	26,427	—	34,074
Inventory, net	—	101,636	18,690	—	120,326
Deferred tax asset	9,484	6,232	—	—	15,716
Intercompany receivables	364,851	87,313	—	(452,164)	—
Prepaid expenses and other assets	17	42,824	7,553	—	50,394
Total current assets	375,055	468,189	111,002	(452,164)	502,082
Investments in unconsolidated affiliates	89,673	54,559	—	—	144,232
Investments in subsidiaries	622,847	99,942	—	(722,789)	—
Property and equipment, net	—	79,259	35,417	—	114,676
Restricted cash, non-current	—	—	1,994	—	1,994
Goodwill	—	276,539	151,472	—	428,011
Intangible assets, net	1,398	33,974	25,290	—	60,662
Non-current consumer loans, net	—	—	66,615	—	66,615
Other assets, net	—	9,380	9,694	—	19,074
Total assets	$1,088,973	$1,021,842	$401,484	$(1,174,953)	$1,337,346
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$—	$27,562	$—	$27,562
Current capital lease obligations	—	533	—	—	533
Accounts payable and other accrued expenses	102	56,810	13,807	—	70,719
Other current liabilities	12,000	425	11,971	—	24,396
Customer layaway deposits	—	5,696	558	—	6,254
Intercompany payables	—	336,574	101,715	(438,289)	—
Income taxes payable	659	—	—	—	659
Total current liabilities	12,761	400,038	155,613	(438,289)	130,123
Long-term debt, less current maturities	142,600	—	79,253	(13,875)	207,978
Long-term capital lease obligations	—	771	—	—	771
Deferred tax liability	9,503	1,312	—	—	10,815
Deferred gains and other long-term liabilities	12,000	2,247	11,980	—	26,227
Total liabilities	176,864	404,368	246,846	(452,164)	375,914
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	49,323	—	49,323
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	508	12	—	(12)	508
Class B Voting Common Stock, convertible, par value $.01 per share;	30	—	—	—	30
Additional paid-in capital	313,068	154,017	103,765	(257,782)	313,068
Retained earnings	596,520	463,905	5,644	(469,549)	596,520
Accumulated other comprehensive income (loss)	1,983	(460)	(4,094)	4,554	1,983
EZCORP stockholders’ equity	912,109	617,474	105,315	(722,789)	912,109
Total liabilities and stockholders’ equity	$1,088,973	$1,021,842	$401,484	$(1,174,953)	$1,337,346

	December 31, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$15,869	$6,416	$—	$22,988
Pawn loans	—	140,386	9,674	—	150,060
Consumer loans, net	—	13,898	2,290	—	16,188
Pawn service charges receivable, net	—	27,061	1,532	—	28,593
Consumer loan fees receivable, net	—	7,407	204	—	7,611
Inventory, net	—	90,241	10,144	—	100,385
Deferred tax asset	12,747	5,422	—	—	18,169
Receivable from affiliates	297,078	—	—	(297,078)	—
Prepaid expenses and other assets	17	35,764	3,120	—	38,901
Total current assets	310,545	336,048	33,380	(297,078)	382,895
Investments in unconsolidated affiliates	68,204	49,616	—	—	117,820
Investments in subsidiaries	377,295	44,573	—	(421,868)	—
Property and equipment, net	—	62,009	22,504	—	84,513
Goodwill	—	203,295	8,968	—	212,263
Intangible assets, net	2,038	16,120	2,410	—	20,568
Other assets, net	—	6,364	1,417	—	7,781
Total assets	$758,082	$718,025	$68,679	$(718,946)	$825,840
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued expenses	46	45,539	7,502	—	53,087
Other current liabilities	—	4,122	203	—	4,325
Customer layaway deposits	—	5,845	307	—	6,152
Intercompany payables	—	274,490	22,588	(297,078)	—
Income taxes payable	12,672	—	—	—	12,672
Total current liabilities	12,718	329,996	30,600	(297,078)	76,236
Long-term debt, less current maturities	40,500	—	—	—	40,500
Deferred tax liability	6,481	1,371	872	—	8,724
Deferred gains and other long-term liabilities	—	1,997	—	—	1,997
Total liabilities	59,699	333,364	31,472	(297,078)	127,457
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	—	—	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	474	12	—	(12)	474
Class B Voting Common Stock, convertible, par value $.01 per share;	30	—	1	(1)	30
Additional paid-in capital	243,919	100,431	50,818	(151,249)	243,919
Retained earnings	461,447	285,322	(4,174)	(281,148)	461,447
Accumulated other comprehensive income (loss)	(7,487)	(1,104)	(9,438)	10,542	(7,487)
EZCORP stockholders’ equity	698,383	384,661	37,207	(421,868)	698,383
Total liabilities and stockholders’ equity	$758,082	$718,025	$68,679	$(718,946)	$825,840

	September 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$27,686	$20,088	$—	$48,477
Restricted cash	—	—	1,145	—	1,145
Pawn loans	—	140,885	16,763	—	157,648
Consumer loans, net	—	16,562	17,590	—	34,152
Pawn service charges receivable, net	—	26,663	2,738	—	29,401
Consumer loan fees receivable, net	—	6,899	23,517	—	30,416
Inventory, net	—	93,165	16,049	—	109,214
Deferred tax asset	9,484	5,500	—	—	14,984
Receivable from affiliates	363,065	—	—	(363,065)	—
Income taxes receivable	10,209	—	302	—	10,511
Prepaid expenses and other assets	2,243	38,629	4,579	—	45,451
Total current assets	385,704	355,989	102,771	(363,065)	481,399
Investments in unconsolidated affiliates	74,255	51,811	—	—	126,066
Investments in subsidiaries	510,044	95,943	—	(605,987)	—
Property and equipment, net	—	74,837	33,294	—	108,131
Restricted cash, non-current	—	—	4,337	—	4,337
Goodwill	—	224,275	150,388	—	374,663
Intangible assets, net	1,548	17,228	26,409	—	45,185
Non-current consumer loans, net	—	—	61,997	—	61,997
Other assets, net	—	8,585	7,644	—	16,229
Total assets	$971,551	$828,668	$386,840	$(969,052)	$1,218,007
Current liabilities:
Current maturities of long-term debt	$—	$—	$21,085	$—	$21,085
Current capital lease obligations	—	594	—	—	594
Accounts payable and other accrued expenses	128	53,169	10,807	—	64,104
Other current liabilities	—	2,925	11,896	—	14,821
Customer layaway deposits	—	6,251	987	—	7,238
Intercompany payables	—	257,571	84,850	(342,421)	—
Total current liabilities	128	320,510	129,625	(342,421)	107,842
Long-term debt, less current maturities	130,000	—	89,480	(20,644)	198,836
Long-term capital lease obligations	—	995	—	—	995
Deferred tax liability	6,595	1,327	—	—	7,922
Deferred gains and other long-term liabilities	—	1,898	12,005	—	13,903
Total liabilities	136,723	324,730	231,110	(363,065)	329,498
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	53,681	—	53,681
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	482	12	—	(12)	482
Class B Voting Common Stock, convertible, par value $.01 per share;	30	1	—	(1)	30
Additional paid-in capital	268,626	80,210	102,188	(182,398)	268,626
Retained earnings	565,803	425,024	2,373	(427,397)	565,803
Accumulated other comprehensive income (loss)	(113)	(1,309)	(2,512)	3,821	(113)
EZCORP stockholders’ equity	834,828	503,938	102,049	(605,987)	834,828
Total liabilities and stockholders’ equity	$971,551	$828,668	$386,840	$(969,052)	$1,218,007

Condensed Consolidating Statements of Operations

	Three Months Ended December 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$79,202	$16,380	$—	$95,582
Jewelry scrapping sales	—	41,838	4,087	—	45,925
Pawn service charges	—	58,210	7,814	—	66,024
Consumer loan fees	—	42,936	21,829	—	64,765
Other revenues	—	2,569	2,261	—	4,830
Total revenues	—	224,755	52,371	—	277,126
Merchandise cost of goods sold	—	46,051	9,450	—	55,501
Jewelry scrapping cost of goods sold	—	28,989	3,210	—	32,199
Consumer loan bad debt	—	10,647	3,427	—	14,074
Net revenues	—	139,068	36,284	—	175,352
Operating expenses:
Operations	—	82,516	24,746	—	107,262
Administrative	(103)	13,514	260	—	13,671
Depreciation and amortization	—	5,411	2,241	—	7,652
Loss on sale or disposal of assets	—	28	1	—	29
Total operating expenses	(103)	101,469	27,248	—	128,614
Operating income	103	37,599	9,036	—	46,738
Interest (income) expense	1,016	(370)	2,991	—	3,637
Equity in net income of unconsolidated affiliates	(3,168)	(1,870)	—	—	(5,038)
Equity of net income in subsidiaries	(42,152)	—	—	42,152	—
Other income	—	(499)	(2)	—	(501)
Income before income taxes	44,407	40,338	6,047	(42,152)	48,640
Income tax expense	13,690	2	2,793	—	16,485
Net income	30,717	40,336	3,254	(42,152)	32,155
Net income attributable to redeemable noncontrolling interest	—	—	1,438	—	1,438
Net income attributable to EZCORP	$30,717	$40,336	$1,816	$(42,152)	$30,717

	Three Months Ended December 31, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$75,972	$10,922	$—	$86,894
Jewelry scrapping sales	—	52,574	3,829	—	56,403
Pawn service charges	—	54,370	5,422	—	59,792
Consumer loan fees	—	42,417	2,671	—	45,088
Other revenues	20,139	850	318	(20,611)	696
Total revenues	20,139	226,183	23,162	(20,611)	248,873
Merchandise cost of goods sold	—	43,115	5,281	—	48,396
Jewelry scrap cost of goods sold	—	33,006	2,418	—	35,424
Consumer loan bad debt	—	10,191	834	—	11,025
Net revenues	20,139	139,871	14,629	(20,611)	154,028
Operating expenses:
Operations	—	71,597	10,961	—	82,558
Administrative	—	10,817	1,309	(472)	11,654
Depreciation and amortization	—	4,147	1,108	—	5,255
(Gain) loss on sale or disposal of assets	—	(224)	23	—	(201)
Total operating expense	—	86,337	13,401	(472)	99,266
Operating income	20,139	53,534	1,228	(20,139)	54,762
Interest (income) expense	(1,873)	2,453	(29)	—	551
Equity in net income of unconsolidated affiliates	(2,336)	(1,825)	—	—	(4,161)
Equity of net income in subsidiaries	(33,913)	—	—	33,913	—
Other (income) expense	—	(1,137)	18	—	(1,119)
Income before income taxes	58,261	54,043	1,239	(54,052)	59,491
Income tax expense	18,909	20,139	1,230	(20,139)	20,139
Net income	39,352	33,904	9	(33,913)	39,352
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—
Net income attributable to EZCORP	$39,352	$33,904	$9	$(33,913)	$39,352

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended December 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$30,717	$40,336	$3,254	$(42,152)	$32,155
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4,119	1,349	(2,233)	233	3,468
Unrealized holding gains (losses) arising during period	(43)	(43)	—	43	(43)
Income tax benefit (provision)	(1,980)	(457)	—	457	(1,980)
Other comprehensive income (loss), net of tax	2,096	849	(2,233)	733	1,445
Comprehensive income (loss)	$32,813	$41,185	$1,021	$(41,419)	$33,600
Attributable to redeemable noncontrolling interest:
Net income	—	—	1,438	—	1,438
Foreign currency translation (loss)	—	—	(651)	—	(651)
Comprehensive income attributable to noncontrolling interest	—	—	787	—	787
Comprehensive income (loss) attributable to EZCORP	$32,813	$41,185	$234	$(41,419)	$32,813

	Three Months Ended December 31, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$39,352	$33,904	$9	$(33,913)	$39,352
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(8,768)	(877)	1,940	(1,063)	(8,768)
Unrealized holding gains (losses) arising during period	(559)	(559)	—	559	(559)
Income tax benefit (provision)	2,586	503	—	(503)	2,586
Other comprehensive income (loss), net of tax	(6,741)	(933)	1,940	(1,007)	(6,741)
Comprehensive income (loss)	$32,611	$32,971	$1,949	$(34,920)	$32,611
Attributable to redeemable noncontrolling interest:
Net income	—	—	—	—	—
Foreign currency translation gain (loss)	—	—	—	—	—
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to EZCORP	$32,611	$32,971	$1,949	$(34,920)	$32,611

Condensed Consolidating Statements of Cash Flows

	Three Months Ended December 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$1,503	$12,737	$16,268	$—	$30,508
Investing Activities:
Loans made	—	(174,357)	(56,710)	—	(231,067)
Loans repaid	—	107,794	34,456	—	142,250
Recovery of pawn loan principal through sale of forfeited collateral	—	63,985	9,279	—	73,264
Additions to property and equipment	—	(5,316)	(3,590)	—	(8,906)
Acquisitions, net of cash acquired	—	(11,162)	(1,116)	—	(12,278)
Proceeds on advances to subsidiaries	—	6,521	—	(6,521)	—
Investment in unconsolidated affiliates	(11,018)	—	—	—	(11,018)
Net cash used in investing activities	$(11,018)	$(12,535)	$(17,681)	$(6,521)	$(47,755)
Financing Activities:
Excess tax benefit from stock compensation	346	—	—	—	346
Taxes paid related to net share settlement of equity awards	(3,431)	—	—	—	(3,431)
Change in restricted cash	—	—	2,298	—	2,298
Proceeds from revolving line of credit	74,000	—	6,125	—	80,125
Payments on revolving line of credit	(61,400)	—	(452)	—	(61,852)
Proceeds from bank borrowings	—	—	1,159	—	1,159
Payments on bank borrowings and capital lease obligations	—	(113)	(9,431)	6,521	(3,023)
Net cash provided by (used in) financing activities	$9,515	$(113)	$(301)	$6,521	$15,622
Effect of exchange rate changes on cash and cash equivalents	—	—	(184)	—	(184)
Net increase (decrease) in cash and cash equivalents	—	89	(1,898)	—	(1,809)
Cash and cash equivalents at beginning of period	703	27,686	20,088	—	48,477
Cash and cash equivalents at end of period	$703	$27,775	$18,190	$—	$46,668

	Three Months Ended December 31, 2011
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(21,769)	$57,848	$9,518	$—	$45,597
Investing Activities:
Loans made	—	(154,584)	(28,173)	—	(182,757)
Loans repaid	—	89,880	21,108	—	110,988
Recovery of pawn loan principal through sale of forfeited collateral	—	55,885	5,816	—	61,701
Additions to property and equipment	—	(5,182)	(4,399)	—	(9,581)
Acquisitions, net of cash acquired	—	(48,838)	(441)	—	(49,279)
Net cash provided by (used in) investing activities	$—	$(62,839)	$(6,089)	$—	$(68,928)
Financing Activities:
Excess tax benefit from stock compensation	460	—	—	—	460
Taxes paid related to net share settlement of equity awards	(988)	—	—	—	(988)
Proceeds on revolving line of credit	116,500	—	—	—	116,500
Payments on revolving line of credit	(93,500)	—	—	—	(93,500)
Net cash used in financing activities	$22,472	$—	$—	$—	$22,472
Effect of exchange rate changes on cash and cash equivalents	—	—	(122)	—	(122)
Net (decrease) increase in cash and cash equivalents	703	(4,991)	3,307	—	(981)
Cash and cash equivalents at beginning of period	—	20,860	3,109	—	23,969
Cash and cash equivalents at end of period	$703	$15,869	$6,416	$—	$22,988

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information:
The following table provides information on amounts included in pawn service charges receivable, net, consumer loan fees, net, inventories, net and property and equipment, net:

	December 31,		September 30,
	2012	2011	2012
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$40,220	$38,201	$40,828
Allowance for uncollectible pawn service charges receivable	(9,143)	(9,608)	(11,427)
Pawn service charges receivable, net	$31,077	$28,593	$29,401
Consumer loan fees receivable:
Gross consumer loan fees receivable	$38,152	$8,289	$34,846
Allowance for uncollectible consumer loan fees receivable	(4,078)	(678)	(4,430)
Consumer loan fees receivable, net	$34,074	$7,611	$30,416
Inventory:
Inventory, gross	$126,513	$108,395	$114,788
Inventory reserves	(6,187)	(8,010)	(5,574)
Inventory, net	$120,326	$100,385	$109,214
Property and equipment:
Property and equipment, gross	$273,865	$217,914	$260,379
Accumulated depreciation	(159,189)	(133,401)	(152,248)
Property and equipment, net	$114,676	$84,513	$108,131

Property and equipment at December 31, 2012 includes approximately $1.4 million of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was $0.2 million for the three months ended December 31, 2012. Future minimum lease payments related to capital leases are $0.6 million, $0.6 million and $0.2 million due within one, two and three years respectively, for a total of $1.4 million, of this amount $0.1 million represents interest, and the present value of net minimum lease payments as of December 31, 2012 was $1.3 million.
Other Supplemental Information:

	December 31,		September 30,
	2012	2011	2012
	(in thousands)
Consumer loans:
Expected LOC losses	$2,363	$2,105	$1,776
Maximum exposure for LOC losses	$33,089	$34,873	$27,373
NOTE 17: SUBSEQUENT EVENTS
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part II, Item 1A — Risk Factors” of this report and "Part I, Item 1A—Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2012.

Overview
We are a leading provider of instant cash solutions for consumers through multiple channels: in store, at home, online, or any combination. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. At our pawn and buy/sell stores, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers and vendors.
We own a 60% interest in Crediamigo, a leading provider of payroll deduction loans in Mexico; a 51% interest in TUYO, a company headquartered in Mexico City that owns and operates 20 buy/sell stores in Mexico City and the surrounding metropolitan area; and a 95% interest in Cash Genie, which offers short-term consumer loans online in the United Kingdom.
Our vision is to be the global leader in providing customers with instant cash solutions where they want, when they want and how they want, and we are making the investments in both storefronts and technology platforms to achieve that vision.
At December 31, 2012, we operated a total of 1,369 locations, consisting of:

•	489 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	254 Mexico pawn stores (operating as Empeño Fácil or Empeñe su Oro;

•	20 Mexico buy/sell stores (operating as TUYO);

•	486 U.S. financial services stores (operating primarily as EZMONEY);

•	33 financial services stores in Canada (operating as CASHMAX );

•	35 buy/sell and financial services stores in Canada (operating as Cash Converters); and

•	45 Crediamigo locations in Mexico.
In addition, we are the franchisor for 10 franchised Cash Converters stores in Canada. We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 230 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 700 locations that buy and sell second-hand merchandise and offer financial services.
Our business consists of three reportable segments: The U.S. & Canada segment, which includes all business activities in the United States and Canada; the Latin America segment, which includes our Empeño Fácil and Empeñe su Oro pawn business, TUYO buy/sell business, and Crediamigo financial services operations in Mexico; and the Other International segment, which currently includes the Cash Genie online business in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International.

The following tables present stores by segment:

	Three Months Ended December 31, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	51	24	—	75	—
Acquired	12	20	—	32	—
Sold, combined, or closed	—	—	—	—	—
End of period	1,050	319	—	1,369	10

	Three Months Ended December 31, 2011
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	—	14	—	14	—
Acquired	25	—	—	25	—
Sold, combined, or closed	(8)	—	—	(8)	(1)
End of period	950	192	—	1,142	12
 Pawn and Retail Activities
Our pawn stores make pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. At December 31, 2012 , we had an aggregate pawn loan principal balance of $162.1 million, and the average pawn loan was approximately $125. We earn pawn service charge revenue on our pawn lending. In the current quarter, pawn service charges accounted for approximately 24% of our total revenues and 38% of our net revenues.
While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $135 to $145, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $65 U.S. dollars.
In our pawn and buy/sell stores, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second hand merchandise or purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Margins achieved upon sale of inventory are a function of the assessment of value at the time the pawn loan was originated or, in the case of purchased merchandise, the purchase price.
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At December 31, 2012, our total allowance was 4.9% of gross inventory compared to 7.4% at December 31, 2011 and 4.9% at September 30, 2012. Changes in the valuation allowance are charged to merchandise cost of goods sold.

Consumer Loan Activities
At December 31, 2012, our financial services stores and certain pawn stores in Texas offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain two types of consumer loans from the unaffiliated lenders. In all stores offering consumer loan credit services, customers can obtain single-payment unsecured consumer loans, with principal amounts up to $1,500 but averaging about $490. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 22% of the loan amount for our credit services offered in connection with single-payment loans. In the financial services stores offering credit services, customers can obtain longer-term unsecured multiple-payment loans from the unaffiliated lenders. There are two types of multiple-payment loans offered in connection with our credit services. All multiple-payment loans typically carry terms of about five months with ten equal installment payments, including principal amortization, due on customers’ paydays. Traditional multiple-payment loan principal amounts range from $1,525 to $3,000, but average about $2,420, and with each semi-monthly or bi-weekly installment payment, we earn a fee of 11% of the initial loan amount. Low dollar multiple-payment loan principal amounts range from $100 to $1,500, but average about $805. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13-14% of the initial loan amount. At December 31, 2012, single-payment loans comprised 86% of the balance of signature loans brokered through our credit services, and multiple-payment loans comprised the remaining 14%.
Outside of Texas, we earn loan fee revenue on our consumer loans. In our U.S. and Canada financial services stores and certain of our U.S. pawn stores, we offer single-payment loans subject to state or provincial law. The average single-payment loan amount is approximately $430 and the term is generally less than 30 days, averaging about 17 days. We typically charge a fee of 15% to 22% of the loan amount. In many of our U.S. financial services stores, we offer multiple-payment loans subject to state law. These multiple-payment loans carry a term of four to seven months, with a series of equal installment payments including principal amortization, due monthly, semi-monthly or on the customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,000, but average approximately $560.
At December 31, 2012, most of our U.S. financial services stores and certain of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $925. We earn a fee of 12.5% to 25% of auto title loan amounts. In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of two to five months with up to ten payment. Multiple payment auto title loan principal amounts range from $100 to $10,000, but average about $1,040, and we earn a fee of 2% to 41% of the initial loan amount.
In Mexico, Crediamigo offers multiple-payment consumer loans with typical annual yields of around 27% and collects interest and principal through payroll deductions. The average loan is approximately $1,250 with a term of 32 months.
In the U.K., Cash Genie offers unsecured single payment loans with a fixed fee of 30% of the loan amount. Loans are due within 28 days and can be renewed. Principal loan amounts range from $125 to $833 but average $300.
Acquisitions
In the current quarter, we acquired 12 pawn stores in the U.S. for $23.1 million and Go Cash, a U.S. online lender, for $50.7 million. As part of these two acquisitions, we began store operations in the state of Arizona and online operations in the state of Ohio, bringing the total number of states in which we operate to 26 at December 31, 2012. In the current quarter, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO.” TUYO owns and operates 20 buy/sell stores in Mexico City and the surrounding metropolitan area and is included in our current quarter results. In the current quarter, we increased our interest from 72% to 95% in Cash Genie, our online lending subsidiary in the U.K.
International Growth
With continued execution of the our geographic and product diversification strategy, nearly 22% of our consolidated segment contribution in the quarter was attributable to areas outside the United States, up from 11% a year earlier. Total revenue in the Latin America and Other International segments combined more than doubled, with combined segment contribution increasing 75%. These year-over year increases are the result of continued strength in our Empeño Fácil and Crediamigo businesses in Mexico, our Cash Genie business in the U.K.,the acquisition of controlling interests in TUYO, and our strategic investments in the United Kingdom and Australia.

Critical Accounting Policies
There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2012.
Reclassifications
Previously, we reported segment information based primarily on product offerings. Beginning with the second quarter of fiscal 2012, we redefined our reportable operating segments based on geography as our company is increasingly being organized and managed along geographic lines, with product offerings and channels based on local custom and regulation. For this reason, we concluded that segment reporting based on geography more closely aligns with our management organization and strategic direction. In connection with the new segment structure, we have changed the accountability for, and reporting of, certain items, including administrative expenses, depreciation and amortization, interest and our equity in the net income of unconsolidated affiliates. When practical, these items are allocated to segments. Interest is also allocated to operating segments when debt is incurred at the local country level and is non-recourse to EZCORP These items are now included in the segment’s measure of profit or loss (“segment contribution”). Expenses that cannot be allocated are included as corporate expenses.
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
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the adoption of ASU 2011-11will not have a material effect on our financial position, results of operations or cash flows.
Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2012 and 2011 (the “current quarter” and “prior year quarter," respectively):

	Three Months Ended December 31,		Percentage Change
	2012	2011
	(in thousands)
Revenues:
Sales	$141,507	$143,297	(1.2)%
Pawn service charges	66,024	59,792	10.4%
Consumer loan fees	64,765	45,088	43.6%
Other	4,830	696	594.0%
Total revenues	277,126	248,873	11.4%
Cost of goods sold	87,700	83,820	4.6%
Consumer loan bad debt	14,074	11,025	27.7%
Net revenues	$175,352	$154,028	13.8%
Net income attributable to EZCORP	$30,717	$39,352	(21.9)%

Segment Results of Operations
Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011
The following discussion compares our results of operations for the quarter ended December 31, 2012 to the quarter ended December 31, 2011. It should be read with the accompanying unaudited financial statements and related notes.
In the current quarter, consolidated total revenues increased 11%, or $28.3 million, to $277.1 million, compared to the prior year quarter. The increase was primarily driven by a 10% increase in pawn service charges, a 44% increase in consumer loan fees and an 10% increase in merchandise sales, partially offset by a 19% decrease in jewelry scrapping sales. Other revenue increased $4.1 million in the current quarter compared to the prior year quarter. Net revenues of $175.4 million, increased $21.3 million, or 14%, and operations expense increased $24.7 million or 30%. Administrative expenses of $13.7 million increased $2.0 million, or 17%. After a $2.4 million increase in depreciation and amortization, a $3.1 million increase in net interest expense, a $3.7 million decrease in income tax expense and the $1.4 million in net income attributable to the noncontrolling interest, net income attributable to EZCORP decreased $8.6 million, or 22%, to $30.7 million.

U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Revenues:
Merchandise sales	$80,465	$76,552
Jewelry scrapping sales	42,142	52,866
Pawn service charges	58,210	54,370
Consumer loan fees	45,959	45,012
Other revenues	2,794	576
Total revenues	229,570	229,376
Merchandise cost of goods sold	46,732	43,451
Jewelry scrapping cost of goods sold	29,157	33,150
Consumer loan bad debt	11,481	10,890
Net revenues	142,200	141,885
Segment expenses:
Operations	87,443	74,994
Depreciation and amortization	4,102	3,223
(Gain) loss on sale or disposal of assets	29	(200)
Interest expense	17	4
Other income	(4)	(1,060)
Segment contribution	$50,613	$64,924
Other data:
Gross margin on merchandise sales	41.9%	43.2%
Gross margin on jewelry scrapping sales	30.8%	37.3%
Gross margin on total sales	38.1%	40.8%
Average pawn loan balance per pawn store at period end	$308	$307
Average yield on pawn loan portfolio (a)	163%	158%
Pawn loan redemption rate	82%	81%
Consumer loan bad debt as a percentage of consumer loan fees	25.0%	24.2%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues stayed relatively constant compared to the prior year quarter at $229.6 million. Same store total revenues decreased $13.3 million, or 6%, and new and acquired stores net of closed stores contributed $13.5 million. In the current quarter, we acquired 12 pawn stores in the U.S. for $23.1 million and Go Cash, a U.S. online lender for $50.7 million. As part of these acquisitions, we began store operations in the state of Arizona and online operations in the state of Ohio, bringing the total number of states in which we operate to 26 at December 31, 2012. In the current quarter we opened 51 de novo locations bringing our total number of stores in the U.S. & Canada to 1,050, an 11% increase over the prior year quarter.
Our current quarter pawn service charge revenue increased 7%, or $3.8 million, from the prior year quarter to $58.2 million. The overall increase was due to a higher average loan balance for the period, $147.1 million at quarter end, a 5% increase in total and 1% decrease on a same store basis. Same store pawn service charges increased $2.1 million, or 4%, with new and acquired stores net of closed stores contributing $1.7 million. The same store improvement was due to a 5 percentage point improvement in yield, driven primarily by rate increases in Nevada and operational improvements in Texas.

The current quarter merchandise sales gross profit increased $0.6 million, or 2%, from the prior year quarter to $33.7 million. Same store merchandise sales were flat and new and acquired stores net of closed stores contributed $3.8 million. The 1.3 percentage point decrease in gross margin was due to a one-time inventory reserve adjustment in the prior year quarter. Excluding the effect of that adjustment, gross margin increased 1.4 percentage points.
Gross profit on jewelry scrapping sales decreased $6.7 million, or 34%, from the prior year quarter to $13.0 million. Jewelry scrapping revenues decreased $10.7 million, or 20%, due to a 28% decrease in gold volume partially offset by a 5% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $13.4 million, or 25%, and new and acquired stores contributed $2.7 million. Jewelry scrapping sales include the sale of approximately $3.3 million of loose diamonds removed from scrap jewelry in the current quarter and $1.7 million in the prior year quarter. Scrap cost of goods decreased $4.0 million, or 12%, as a result of the decrease in volume, partially offset by a 16% increase average cost per gram of jewelry scrapped. The decrease in scrap sales and increase in cost is a function of a very competitive marketplace and our intention to gain market share.
The current quarter’s consumer loan fees increased $0.9 million, or 2% to $46.0 million, over the prior year quarter. Consumer loan bad debt as a percentage of fees was 25% in the current quarter compared to 24% in the prior year quarter, mostly due to the higher mix of new stores. In the current quarter, the profitability of the financial services business was negatively impacted as a result of ordinances enacted in Dallas and Austin. Other Texas cities have adopted or are considering lending ordinances. We are actively supporting the enactment of consistent statewide regulation and expect the Texas Legislature to consider such a measure in the near future.
The current quarter's other revenues increased $2.2 million, over the prior year quarter to $2.8 million. The increase is mainly due to $2.2 million of fees related to the Western Union agreement. In the current quarter we began offering Western Union money transfer, money order and consumer bill payment services at certain locations and expect to expand to all stores in the U.S. and Canada during the remaining of fiscal 2013.
Operations expense increased to $87.4 million (38% of revenues) in the current quarter from $75.0 million (33% of revenues) in the prior year quarter. The increase is due to higher operating costs resulting from new and acquired stores, as well as the costs associated with various business unit growth initiatives, which were recorded as operations expense. Depreciation and amortization increased 27%, or $0.9 million, from the prior year quarter to $4.1 million, mainly due to assets placed in service at new and acquired stores. The $1.1 million decrease in other income is due to a prior year gain on a gold hedging instrument.
In the current quarter, U.S. & Canada delivered a segment contribution of $50.6 million, a $14.3 million decrease compared to the prior year quarter, driven by the challenges related to jewelry merchandise sales and gold scrap sales. In the current quarter, the U.S. & Canada segment's contribution represents 78% of consolidated segment contribution compared to 89% in the prior year. Our expansion outside of the U.S. & Canada segment, both through de novo and acquisitions, continues to diversify the revenues and earnings composition of EZCORP. While the U.S. & Canada segment has experienced some challenges related to jewelry merchandise sales and gold scrap sales, the core elements of our business have continued to show strength. We believe that our year over year contribution performance will improve each quarter and that we will return to contribution growth in the second half of fiscal 2013.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Revenues:
Merchandise sales	$15,117	$10,342
Jewelry scrapping sales	3,783	3,537
Pawn service charges	7,814	5,422
Consumer loan fees	11,877	—
Other revenues	1,654	120
Total revenues	40,245	19,421
Merchandise cost of goods sold	8,769	4,945
Jewelry scrapping cost of goods sold	3,042	2,274
Consumer loan bad debt	(1,048)	—
Net revenues	29,482	12,202
Segment expenses:
Operations	15,741	6,966
Depreciation and amortization	1,675	770
Gain on sale or disposal of assets	—	(1)
Interest (income) expense	2,613	(36)
Other	20	3
Segment contribution	$9,433	$4,500
Other data:
Gross margin on merchandise sales	42.0%	52.2%
Gross margin on jewelry scrapping sales	19.6%	35.7%
Gross margin on total sales	37.5%	48.0%
Average pawn loan balance per pawn store at period end	$59	$50
Average yield on pawn loan portfolio (a)	190%	201%
Pawn loan redemption rate	76%	77%
Consumer loan bad debt as a percentage of consumer loan fees	(9)%	N/A

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 12.9 to 1, 5% stronger than the prior year quarter’s rate of 13.6 to 1. Total revenues increased 107% in U.S. dollars and 97% in peso terms. Total segment operating expenses increased 160% in U.S. dollars and 148% increase in peso terms. In the current quarter, we opened 24 de novo stores, and on November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO.” TUYO owns and operates 20 buy/sell stores in Mexico City and the surrounding metropolitan area and is included in our current quarter results.

The Latin America segment's total revenues increased $20.8 million, or 107%, in the current quarter to $40.2 million. Same store total revenues increased 15% to $22.4 million, and new and acquired stores contributed $17.8 million. The overall increase in total revenues was partly due to the inclusion of Crediamigo's $12.7 million in total revenues. Excluding Crediamigo, total revenues increased $8.1 million due to a $5.0 million increase in merchandise and jewelry scrapping sales, a $2.4 million increase in pawn service charges and a $0.7 million increase in other revenues.

Latin America’s pawn service charge revenues increased $2.4 million, or 44%, in the current quarter to $7.8 million. Same store pawn service charges increased 25% to $6.8 million and new and acquired stores contributed $1.0 million. The increase was due to a 51% total and 28% same store increase in the average outstanding pawn loan balance during the period.
Merchandise gross profit increased $1.0 million, or 18%, from the prior year quarter to $6.3 million. The increase was due to a $2.1 million, or 20%, same store sales increase and $2.7 million in sales from new and acquired stores offset by a 10.2 percentage point decrease in gross margin to 42%. The decrease in margin was due to a one-time inventory reserve adjustment in the prior year quarter and more aggressive pricing during the holiday season.
Gross profit on jewelry scrapping sales decreased $0.5 million, or 41%, as the 7% increase in jewelry scrapping revenues was offset by the $0.8 million, or 34%, increase in jewelry scrapping cost of goods sold. The 2% increase in proceeds realized per gram of gold jewelry scrapped was offset by the 23% increase in cost per gram processed. Same store jewelry scrapping sales decreased $0.5 million, or 13%, and new and acquired stores contributed $0.7 million.
The Crediamigo acquisition in the second quarter of fiscal 2012 marked our initial entry into the non-secured loan business in Mexico. In the current quarter, Crediamigo contributed consumer loan fees of $11.9 million and other revenues of $0.8 million, with a benefit in bad debt, due to the sale of past due loans and recoveries of loans previously written off to bad debt expense.
Operations expense increased to $15.7 million (39% of revenues) in the current quarter from $7.0 million (36% of revenues) in the prior year quarter. The increase is due to higher operating costs resulting from the addition of 62 Empeño Fácil stores since the prior year quarter, the inclusion Crediamigo and TUYO's expenses and other growth initiatives. Depreciation and amortization increased 118%, or $0.9 million from the prior year quarter to $1.7 million, mainly due to new assets placed in service at new stores and acquisition related assets.
The $2.6 million interest expense is due to debt acquired as part of the Crediamigo acquisition. At December 31, 2012 Crediamigo had $92.9 million third-party debt outstanding at a weighted average interest rate of 11%, compared to an 18% weighted average interest rate at acquisition. The decrease in the interest rate is due to the refinancing of various debt instruments.
In the current quarter, the $17.3 million increase in net revenues was partially offset by the $12.4 million higher expenses, resulting in a $4.9 million increase in contribution for the Latin America segment. For the current quarter Latin America's segment contribution represented 15% of consolidated segment contribution compared to 6% a year ago, this 9 percentage point increase makes Latin America our fastest growing segment.

Other International
The following table presents selected financial data for the Other International segment:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Consumer loan fees	$6,929	$76
Other revenues	382	—
Total revenues	7,311	76
Consumer loan bad debt	3,641	135
Net revenues	3,670	(59)
Segment expenses:
Operations	4,078	598
Depreciation and amortization	76	22
Equity in net income of unconsolidated affiliates	(5,038)	(4,161)
Other income	(69)	(64)
Segment contribution	$4,623	$3,546
Other data:
Consumer loan bad debt as a percent of consumer loan fees	53%	178%
On April 14, 2012, we acquired a 72% interest in Cash Genie, an online lending business in the U.K., and on November 14, 2012, we acquired an additional 23% of their ordinary shares outstanding, increasing our ownership percentage from 72% to 95%, with the remaining 5% held by local management. In the current quarter, Cash Genie's consumer loan fees were $6.9 million, with bad debt as a percentage of fees at 53%. Cash Genie's operations expense during the current quarter was $4.1 million with depreciation and amortization at $0.1 million.
Our equity in the net income of unconsolidated affiliates increased $0.9 million, or 21%, from prior year to $5.0 million. This increase is due to strong performance by Cash Converters International and a slight increase by Albemarle & Bond. In the current quarter, in order to maintain our ownership percentage of approximately 33%, we acquired an additional 12,430,000 ordinary shares of Cash Converters International as part of a share placement. We expect the new funds to be used to finance expansion and drive future earnings growth.
In the current quarter, the $3.7 million increase in net revenues and the $0.9 million million increase in our equity in the net income of unconsolidated affiliates were mostly offset by a $3.5 million increase in operations expense. Segment contribution from the Other International segment increased $1.1 million to $4.6 million. For the current quarter, the segment's contribution represents 7% of total contribution compared to 5% in the prior year quarter.

Other Items
The following table reconciles our consolidated store operating income discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,
	2012	2011
	(in thousands)
Segment contribution	$64,669	$72,970
Corporate expenses:
Administrative expenses	13,671	11,654
Depreciation and amortization	1,799	1,240
Interest, net	1,007	583
Other (income) expense	(448)	2
Consolidated income before income taxes	48,640	59,491
Income tax expense	16,485	20,139
Net income	32,155	39,352
Net income attributable to noncontrolling interest	1,438	—
Net income attributable to EZCORP, Inc.	$30,717	$39,352

Administrative expenses increased $2.0 million, or 17%, due to continued investment in growth, profitability initiatives and infrastructure to support the efficient management of a larger, more complex global company. Interest expense increased $0.4 million, or 73%, due to greater utilization of our revolver. Depreciation and amortization increased $0.6 million, or 45%, due to new assets placed in service as a result of investment in infrastructure to support our globalization strategy. The $0.4 million other income was due to foreign currency transaction gains.
Consolidated income before taxes decreased $10.9 million, or 18%, to $48.6 million due to a $4.9 million and $1.1 million increase in contribution from the Latin America and Other International segments respectively, offset by a $14.3 million decrease in contribution from the U.S. & Canada segment and a $2.6 million increase in corporate expenses. The $14.3 million decrease in contribution from the U.S. & Canada segment was due to a combination of reduced gross profit on jewelry scrapped and an increase in operating costs to support a rapidly growing store base.
Income tax expense was $16.5 million, 33.9% of pre-tax income. The effective tax rate remained flat when compared to the prior year quarter primarily due to the undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be permanently reinvested outside the United States.
In the current quarter, net income attributable to EZCORP decreased $8.6 million, or 22%, to $30.7 million, after the $1.4 million of net income attributable to the noncontrolling interest.
Liquidity and Capital Resources
In the current quarter, our $30.5 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $45.9 million, $1.5 million in dividends from Cash Converters International, net of (ii) $17.0 million of normal, recurring changes in operating assets and liabilities. In the prior year quarter, our $45.6 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $46.1 million, $2.2 million in dividends from Cash Converters International, net of (ii) $2.7 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between the current and prior years were the decrease in net income, the increase in inventory and the increase in our prepaid expenses and other current assets. The increase in prepaid expenses and other current assets is due to proceeds on our sales of scrapped inventory received subsequent to December 31, 2012.
The $47.8 million of net cash used in investing activities during the current current was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. We invested $11.0 million in Cash Converters International as part of a share placement. We invested $12.3 million in cash to acquire 12 pawn stores in the U.S. and to acquire a 51% interest in TUYO. Other significant investments in the period were the $8.9 million in additions of property and equipment and the $15.6 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral.

The net effect of these and other smaller cash flows was a $1.8 million decrease in cash on hand, providing a $46.7 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations*	$233,776	$25,765	$173,545	$34,466	$—
Interest on long-term debt obligations**	35,983	13,400	18,181	4,402	—
Operating lease obligations	233,241	56,235	88,132	48,419	40,455
Capital lease obligations	1,464	613	851	—	—
Total	$504,464	$96,013	$280,709	$87,287	$40,455
* Excludes debt premium related to Crediamigo
** Future interest on long-term obligations calculated on interest rates effective at the balance sheet date
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At December 31, 2012, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $33.1 million. Of that total, $9.0 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2012, these collectively amounted to $17.9 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 486 U.S. EZMONEY financial services stores, 203 adjoin an EZPAWN store. The lease agreements at approximately 93% of the remaining 283 free-standing EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores.
In the remaining nine months of the fiscal year ending September 30, 2013, we plan to open 10 to 15 pawn stores in the U.S., 55 to 65 pawn stores in Mexico and 25 to 35 financial services stores in the U.S. (most of which will follow our store-within-a-store format). The aggregate investment for this de novo activity is expected to be $16.4 million of capital expenditures plus the funding of working capital and start-up losses. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2012 and expect to remain in compliance based on our expected future performance. At December 31, 2012, we had borrowed $142.6 million, leaving $32.4 available on the facility.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
At the beginning of the current quarter, we had an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities, with 1.2 million shares remaining for issuance. During the quarter, we issued all the remaining shares in connection with the acquisition of 12 pawn stores in Arizona, and as of the end of the quarter, have no remaining shares covered by the registration statement.
On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities (and related guarantees), equity securities, warrants to purchase debt or equity securities, stock purchase contracts and stock purchase units. The proceeds of any offering and sale under that registration statement will be used for general corporate purposes, including debt reduction or refinancing, acquisitions, capital expenditures and working capital. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities. As of December 31, 2012, we had not issued any securities under this registration statement.
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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At December 31, 2012, the allowance for Expected LOC Losses was $2.4 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $33.1 million. This amount includes principal, interest and insufficient funds fees.
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
Our earnings are affected by changes in interest rates as some of our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining three months of the fiscal year ending September 30, 2013, our interest expense during that period would increase by approximately $700,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at December 31, 2012.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters International, our Empeño Fácil pawn operations, TUYO retail operations and Crediamigo operations in Mexico, our operations in Canada and our Cash Genie operations in the U.K. Albemarle & Bond and Cash Genie's functional currency is the British pound, Cash Converters’ International functional currency is the Australian dollar, Empeño Fácil and Crediamigo’s functional currency is the Mexican peso and our Canada operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.
The translation adjustment from Albemarle & Bond representing the strengthening in the British pound during the quarter ended September 30, 2012 (included in our December 31, 2012 results on a three-month lag) was a $0.9 million increase to stockholders’ equity. The translation adjustment from Cash Genie also represents the weakening in the British pound, was an immaterial decrease to stockholders' equity. On December 31, 2012, the British pound weakened to £1.00 to $1.6153 U.S. from $1.6164 at September 30, 2012
The translation adjustment from Cash Converters International representing the strengthening in the Australian dollar during the quarter ended September 30, 2012 (included in our December 31, 2012 results on a three-month lag) was a $2.8 million increase to stockholders’ equity. On December 31, 2012, the Australian dollar weakened to $1.00 Australian dollar to $1.0371 U.S. from $1.0377 at September 30, 2012
The translation adjustment from Latin America representing the weakening of the Mexican peso during the quarter ended December 31, 2012 was a $1.4 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On December 31, 2012, the peso weakened to $1.00 Mexican peso to $0.0770 U.S. from $0.0778 at September 30, 2012.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the quarter ended December 31, 2012 was a $0.2 million decrease to stockholders' equity. On December 31, 2012, the Canadian dollar weakened to $1.00 Canadian dollar to $1.0031 U.S. from $1.0164 at September 30, 2012.
We cannot predict the future valuation of foreign currencies or how further movements in them could affect our future earnings or financial position.
Forward-Looking Information
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-

looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part II, Item 1A—Risk Factors” of this Quarterly Report and “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1
Advisory Services Agreement, dated as of October 1, 2012, between EZCORP, Inc. and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012 and filed October 4, 2012, Commission File No. 0-19424)

10.2
EZCORP, Inc. Incentive Compensation Plan (as amended) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 28, 2012 and filed October 4, 2012, Commission File No. 0-19424)

10.3
Separation Agreement and Release, dated October 3, 2012, between EZCORP, Inc. and Stephen A. Stamp (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 24, 2012 and filed October 29, 2012, Commission File No. 0-19424)

10.4
Separation Agreement and Release between EZCORP, Inc. and William E. Fosse (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 14, 2012 and filed December 20, 2012, Commission File No. 0-19424)

10.5
Asset Purchase Agreement, dated November 20, 2012, by and among EZCORP, Inc. and EZCORP Online, Inc., as purchasers, and Go Cash, LLC and certain of its affiliates, as sellers (the “Asset Purchase Agreement”) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 20, 2012 and filed December 20, 2012, Commission File No. 0-19424)

10.6
Amendment to Asset Purchase Agreement, dated December 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 20, 2012 and filed December 20, 2012, Commission file No. 0-19424)

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications of Paul E. Rothamel, Chief Executive Officer, and Mark Kuchenrither, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012, December 31, 2011 and September 30, 2012; (ii) Consolidated Statements of Income for the three months ended December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for three months ended December 31, 2012 and December 31, 2011 (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and December 31; and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	February 7, 2013	/s/ Jeffrey S. Byal
Jeffrey S. Byal Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Advisory Services Agreement, dated as of October 1, 2012, between EZCORP, Inc. and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012 and filed October 4, 2012, Commission File No. 0-19424)

10.2
EZCORP, Inc. Incentive Compensation Plan (as amended) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 28, 2012 and filed October 4, 2012, Commission File No. 0-19424)

10.3
Separation Agreement and Release, dated October 3, 2012, between EZCORP, Inc. and Stephen A. Stamp (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 24, 2012 and filed October 29, 2012, Commission File No. 0-19424)

10.4
Separation Agreement and Release between EZCORP, Inc. and William E. Fosse (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 14, 2012 and filed December 20, 2012, Commission File No. 0-19424)

10.5
Asset Purchase Agreement, dated November 20, 2012, by and among EZCORP, Inc. and EZCORP Online, Inc., as purchasers, and Go Cash, LLC and certain of its affiliates, as sellers (the “Asset Purchase Agreement”) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 20, 2012 and filed December 20, 2012, Commission File No. 0-19424)

10.6
Amendment to Asset Purchase Agreement, dated December 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 20, 2012 and filed December 20, 2012, Commission file No. 0-19424)

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications of Paul E. Rothamel, Chief Executive Officer, and Mark Kuchenrither, Chief Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012, December 31, 2011 and September 30, 2012; (ii) Consolidated Statements of Income for the three months ended December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for three months ended December 31, 2012 and December 31, 2011 (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and December 31; and (v) Notes to Consolidated Financial Statements.