Form 10-Q
period 2013-03-31
EZCORP INC
filed 2013-05-10
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of March 31, 2013, 51,208,328 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED)

EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012	September 30, 2012
	(in thousands)

Assets:
Current assets:
Cash and cash equivalents	$41,443	$46,674	$48,477
Restricted cash	1,204	930	1,145
Pawn loans	138,380	122,305	157,648
Consumer loans, net	36,596	24,275	34,152
Pawn service charges receivable, net	25,388	22,296	29,401
Consumer loan fees receivable, net	33,507	24,551	30,416
Inventory, net	116,517	87,834	109,214
Deferred tax asset	15,716	18,228	14,984
Income tax receivable	3,079	2,351	10,511
Prepaid expenses and other assets	42,421	34,474	45,451
Total current assets	454,251	383,918	481,399
Investments in unconsolidated affiliates	147,232	120,056	126,066
Property and equipment, net	118,979	95,044	108,131
Restricted cash, non-current	2,197	—	4,337
Goodwill	432,124	324,281	374,663
Intangible assets, net	61,487	38,804	45,185
Non-current consumer loans, net	77,414	56,632	61,997
Other assets, net	20,723	8,792	16,229
Total assets (1)	$1,314,407	$1,027,527	$1,218,007
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$34,912	$22,849	$21,085
Current capital lease obligations	533	—	594
Accounts payable and other accrued expenses	63,298	58,110	64,104
Other current liabilities	36,096	16,723	14,821
Customer layaway deposits	8,191	7,193	7,238
Total current liabilities	143,030	104,875	107,842
Long-term debt, less current maturities	137,376	108,084	198,836
Long-term capital lease obligations	648	—	995
Deferred tax liability	10,104	8,455	7,922
Deferred gains and other long-term liabilities	15,080	13,487	13,903
Total liabilities (2)	306,238	234,901	329,498
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	52,982	36,908	53,681
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; issued and outstanding: 51,208,328 at March 31, 2013, 48,002,116 at March 31, 2012; and 48,255,536 at September 30, 2012	508	480	482
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	315,092	258,343	268,626
Retained earnings	630,501	498,708	565,803
Accumulated other comprehensive income (loss)	9,056	(1,843)	(113)
EZCORP, Inc. stockholders’ equity	955,187	755,718	834,828
Total liabilities and stockholders’ equity	$1,314,407	$1,027,527	$1,218,007
Assets and Liabilities of Grupo Finmart Securitization Trust
(1) Our consolidated assets as of March 31, 2013 and September 30, 2012, include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities: Restricted cash, $2.2 million and $4.3 million; Consumer loans, net, $36.1 million and $33.6 million; Consumer loan fees receivable, net, $8.1 million and $7.7 million; Intangible assets, net $3.0 million and $2.6 million and total assets, $49.4 million and $48.2 million respectively.
(2) Our consolidated liabilities as of March 31, 2013 and September 30, 2012, include $34.0 million and $32.7 million of long-term debt for which the creditors of Grupo Finmart's securitization trust do not have recourse to EZCORP, Inc.
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$100,906	$94,997	$196,488	$181,891
Jewelry scrapping sales	43,568	53,175	89,493	109,578
Pawn service charges	62,594	56,444	128,618	116,236
Consumer loan fees	62,310	50,319	127,075	95,407
Other revenues	2,696	1,343	7,526	2,039
Total revenues	272,074	256,278	549,200	505,151
Merchandise cost of goods sold	59,177	55,880	114,678	104,276
Jewelry scrapping cost of goods sold	30,092	32,310	62,291	67,734
Consumer loan bad debt	8,880	6,466	22,954	17,491
Net revenues	173,925	161,622	349,277	315,650
Operating expenses:
Operations	105,547	86,624	212,809	169,182
Administrative	8,603	11,998	22,274	23,652
Depreciation and amortization	8,763	7,259	16,415	12,514
(Gain) loss on sale or disposal of assets	13	27	42	(174)
Total operating expenses	122,926	105,908	251,540	205,174
Operating income	50,999	55,714	97,737	110,476
Interest income	(138)	(314)	(316)	(353)
Interest expense	3,891	2,560	7,706	3,150
Equity in net income of unconsolidated affiliates	(4,125)	(4,577)	(9,163)	(8,738)
Other (income) expense	405	802	(96)	(317)
Income before income taxes	50,966	57,243	99,606	116,734
Income tax expense	16,086	19,870	32,571	40,009
Net income	34,880	37,373	67,035	76,725
Net income attributable to redeemable noncontrolling interest	899	112	2,337	112
Net income attributable to EZCORP, Inc.	$33,981	$37,261	$64,698	$76,613

Net income per common share:
Basic	$0.63	$0.73	$1.22	$1.51
Diluted	$0.63	$0.73	$1.22	$1.51
Weighted average shares outstanding:
Basic	54,172	50,794	53,099	50,573
Diluted	54,252	51,069	53,172	50,887
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Net income	$34,880	$37,373	$67,035	$76,725
Other comprehensive income (loss):
Foreign currency translation gain (loss)	11,111	6,394	14,579	(2,374)
Unrealized holding loss arising during period	(221)	(179)	(264)	(738)
Income tax benefit (provision)	(1,057)	(75)	(3,037)	2,511
Other comprehensive income (loss), net of tax	9,833	6,140	11,278	(601)
Comprehensive income	$44,713	$43,513	$78,313	$76,124
Attributable to redeemable noncontrolling interest:
Net income	899	112	2,337	112
Foreign currency translation gain	2,760	496	2,109	496
Comprehensive income attributable to redeemable noncontrolling interest	3,659	608	4,446	608
Comprehensive income attributable to EZCORP, Inc.	$41,054	$42,905	$73,867	$75,516
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Operating Activities:
Net income	$67,035	$76,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,415	12,514
Consumer loan loss provision	12,900	6,761
Deferred income taxes	1,400	465
(Gain) loss on sale or disposal of assets	42	(174)
Stock compensation	3,054	3,238
Income from investments in unconsolidated affiliates	(9,163)	(8,738)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	2,366	6,551
Inventory, net	(3,034)	1,446
Prepaid expenses, other current assets, and other assets, net	(7,072)	2,644
Accounts payable and accrued expenses	(2,743)	(18,718)
Customer layaway deposits	812	206
Deferred gains and other long-term liabilities	350	10,856
Excess tax benefit from stock compensation	(342)	(1,521)
Income taxes receivable/payable	7,320	(1,949)
Dividends from unconsolidated affiliates	4,828	4,788
Net cash provided by operating activities	94,168	95,094
Investing Activities:
Loans made	(440,917)	(360,354)
Loans repaid	307,930	260,289
Recovery of pawn loan principal through sale of forfeited collateral	129,965	129,518
Additions to property and equipment	(23,506)	(20,842)
Acquisitions, net of cash acquired	(12,279)	(83,057)
Investments in unconsolidated affiliates	(11,018)	—
Net cash used in investing activities	(49,825)	(74,446)
Financing Activities:
Proceeds from exercise of stock options	6	634
Excess tax benefit from stock compensation	342	1,521
Debt issuance cost	(259)	—
Taxes paid related to net share settlement of equity awards	(3,596)	(1,071)
Change in restricted cash	2,303	(935)
Proceeds from revolving line of credit	148,265	321,617
Payments on revolving line of credit	(194,805)	(318,227)
Proceeds from bank borrowings	1,172	—
Payments on bank borrowings and capital lease obligations	(5,170)	(1,056)
Net cash provided by (used in) financing activities	(51,742)	2,483
Effect of exchange rate changes on cash and cash equivalents	365	(426)
Net increase (decrease) in cash and cash equivalents	(7,034)	22,705
Cash and cash equivalents at beginning of quarter	48,477	23,969
Cash and cash equivalents at end of quarter	$41,443	$46,674
Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$130,675	$123,587
Issuance of common stock due to acquisitions	$38,705	$11,615
Deferred consideration	$24,000	$5,785
Contingent consideration	$—	$23,000
Accrued additions to property and equipment	$—	$1,404
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Stock compensation	—	—	3,238	—	—	3,238
Stock options exercised	196	2	632	—	—	634
Issuance of common stock due to acquisitions	427	5	11,625	—	—	11,630
Release of restricted stock	150	2	—	—	—	2
Excess tax benefit from stock compensation	—	—	1,521	—	—	1,521
Taxes paid related to net share settlement of equity awards	—	—	(1,071)	—	—	(1,071)
Unrealized loss on available-for-sale securities	—	—	—	—	(480)	(480)
Foreign currency translation adjustment	—	—	—	—	(617)	(617)
Net income attributable to EZCORP, Inc.	—	—	—	76,613	—	76,613
Balances at March 31, 2012	50,972	$510	$258,343	$498,708	$(1,843)	$755,718

Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
Stock compensation	—	—	3,054	—	—	3,054
Stock options exercised	3	—	6	—	—	6
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	392	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	342	—	—	342
Taxes paid related to net share settlement of equity awards	—	—	(3,596)	—	—	(3,596)
Unrealized loss on available-for-sale securities	—	—	—	—	(172)	(172)
Foreign currency translation adjustment	—	—	—	—	9,256	9,256
Net income attributable to EZCORP, Inc.	—	—	—	64,698	—	64,698
Balances at March 31, 2013	54,178	$538	$315,092	$630,501	$9,056	$955,187
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to acquired businesses (described in Note 2). The accompanying financial statements should be read with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2012. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three and six months ended March 31, 2013 (the “current quarter” and "current six-month period") are not necessarily indicative of the results of operations for the full fiscal year. Certain prior period balances have been reclassified to conform to the current presentation and to reflect adjustments to purchase price allocations that were updated as additional information became available.
The consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of March 31, 2013, we own 60% of the outstanding equity interests in Prestaciones Finmart, S.A. de C.V., SOFOM, E.N.R. (“Grupo Finmart"), doing business under the brands "Crediamigo” and "Adex," 95% of Ariste Holding Limited and its affiliates ("Cash Genie"), and 51% of Renueva Comercial S.A. de C.V. ("TUYO"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
With the exception of the policies described below, there have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2012.
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition was completed on December 20, 2012 and accounted for as an asset purchase. Since the acquisition, Go Cash (now EZCORP Online) has modified the following consumer loan policies:
Unsecured Consumer Loan Revenue and Bad Debt— Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date.   We do not accrue additional revenues on delinquent loans. All outstanding principal balances and fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue.
Recently Adopted Accounting Pronouncements
In December 2011, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the adoption of ASU 2011-11 did not have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update addresses implementation issues about the scope of ASU 2011-11. The amendments in this ASU clarify that the scope of the disclosures under U.S. GAAP is limited to derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse purchase agreements, securities borrowing and securities lending transactions that are offset in accordance with FASB ASC 210-20-45 Balance Sheet—Offsetting—Other Presentation

Matters, or FASB ASC 815-10-45 Derivatives and Hedging — Overall — Other Presentation Matters, or subject to a master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. This update requires entities to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and to provide the required disclosures retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the adoption of ASU 2013-01 did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. This update clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. We do not anticipate that the adoption of ASU 2012-04 will have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, Comprehensive income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update requires entities to apply the amendments for periods beginning after December 15, 2012 and interim periods within those annual periods and to provide the required disclosures for all reporting periods presented. We do not anticipate the adoption of ASU 2013-03 to have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date (except for obligations addressed within existing guidance in U.S. GAAP). Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate that the adoption of ASU 2013-04 will have a material effect on our financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) — Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate that the adoption of ASU 2013-05 will have a material effect on our financial position, results of operations or cash flows.
NOTE 2: ACQUISITIONS
Go Cash
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition was completed on December 20, 2012 and accounted for as an asset purchase. No liabilities were assumed other than trade payables and accounts payable incurred prior to closing in the ordinary course of business, which were less than $0.2 million.
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

The total purchase price is performance-based and will be determined over a period of four years following the closing. A minimum of $50.8 million will be paid, of which $27.8 million was paid at closing, $11.0 million will be paid on November 10, 2013, $6.0 million will be paid on November 10, 2014, and $6.0 million will be paid on November 10, 2015. The performance consideration element will be based on the net income generated by the "Post-Closing Business Unit" (which will include all of EZCORP's online consumer lending business). Within a specified period after the end of each of the first four years following the closing, EZCORP will make a contingent supplemental payment equal to the difference between (a) the adjusted net income for such year, multiplied by 6.0, and (b) all consideration payments previously paid. Each payment may be made, in EZCORP's sole discretion, in cash or in the form of shares of EZCORP Class A Non-Voting Common Stock. The initial payment was made in the form of 1,400,198 shares of EZCORP Class A Non-Voting Common Stock.
The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $50.8 million, has not yet been valued as of March 31, 2013 and therefore has not been included in the purchase price allocation or the financial statements of EZCORP as of March 31, 2013. The three and six month periods ended March 31, 2013 include $1.4 million and $1.5 million in total revenues and $2.8 million and $3.1 million in losses related to EZCORP online.
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
Pursuant to the acquisition agreement, the sellers have a put option with respect to their remaining shares of TUYO. The sellers have the right to sell their TUYO shares to EZCORP during a specified exercise period, with specified limitations on the number of shares that may be sold within a consecutive 12-month period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to TUYO in temporary equity.

The fair value of the TUYO redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates of 10% and 18% representing discounts for lack of control and lack of marketability respectively that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of TUYO was determined using a multiple of future earnings. We expect the recorded values related to the noncontrolling interest at March 31, 2013 to approximate fair value.
Other
The six-month period ended March 31, 2013, includes the December 2012 acquisition of 12 pawn locations in Arizona. Arizona is a new state of operation for EZCORP. As this acquisition was individually immaterial, we present its related information on a consolidated basis.
The following tables provide information related to the acquisitions of domestic and foreign retail and financial services locations during the six months ended March 31, 2013:

	Six Months Ended March 31, 2013
	Go Cash	Other Acquisitions
Number of asset purchase acquisitions	1	—
Number of stock purchase acquisitions	—	2

U.S. stores acquired	—	12
Foreign stores acquired	—	20
Total stores acquired	—	32

	Six Months Ended March 31, 2013
	Go Cash	Other Acquisitions
	(in thousands)
Consideration:
Cash	$—	$15,318
Equity instruments	27,776	10,929
Deferred consideration	23,000	1,000
Fair value of total consideration transferred	50,776	27,247
Cash acquired	—	(3,040)
Total purchase price	$50,776	$24,207

	Six Months Ended March 31, 2013
	Go Cash	Other Acquisitions
	(in thousands)
Current assets:
Pawn loans	$—	$5,714
Service charges and fees receivable, net	23	400
Inventory, net	—	2,441
Prepaid expenses and other assets	120	508
Total current assets	143	9,063
Property and equipment, net	268	1,064
Goodwill	38,128	17,126
Intangible assets	12,315	96
Other assets	124	314
Total assets	$50,978	$27,663
Current liabilities:
Accounts payable and other accrued expenses	$202	$517
Customer layaway deposits	—	103
Total current liabilities	202	620
Total liabilities	202	620
Redeemable noncontrolling interest	—	2,836
Net assets acquired	$50,776	$24,207

Goodwill deductible for tax purposes	$38,128	$—

Indefinite-lived intangible assets acquired:
Domain name	$215	$—
Definite-lived intangible assets acquired (1):
Non-compete agreements	$—	$30
Internally developed software	$12,100	$66
(1) The weighted average useful life of definite-lived intangible assets acquired is five years.
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. The purchase price allocation of assets acquired in the most recent twelve month period is preliminary as we continue to receive information regarding the acquired assets. Transaction related expenses for the six-month periods ended March 31, 2013 and 2012 of approximately $0.5 million and $1.7 million, respectively, were expensed as incurred and recorded as administrative expenses. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.

Grupo Finmart
On January 30, 2012, we acquired a 60% interest in Grupo Finmart, now doing business under the brands of Crediamigo and Adex, a specialty consumer finance company headquartered in Mexico City, with 45 loan servicing locations throughout the country, for total consideration of $60.1 million, net of cash acquired. This amount includes contingent consideration related to two earn out payments. If certain financial performance targets are achieved, during calendar years 2012 and 2013, we will make a payment to the sellers of $12.0 million, each year, for a total amount of $24.0 million. The Grupo Finmart purchase price allocation presented below includes a fair value amount of $23.0 million attributable to the contingent consideration payments. The first contingent consideration payment of $12.0 million was paid in April 2013.
Pursuant to the Master Transaction Agreement, the sellers have a put option with respect to their remaining shares of Grupo Finmart. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Grupo Finmart in temporary equity. The fair value of the Grupo Finmart redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement at acquisition was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. We expect the recorded values related to the noncontrolling interest at March 31, 2013 to approximate fair value.
Cash Genie
On April 14, 2012, we acquired a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K. under the name "Cash Genie." As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, on a combined basis.
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
On November 14, 2012, a seller exercised his option with respect to his remaining shares. This transaction increased our ownership percentage to 95%, and was treated as an equity transaction and not an adjustment to the purchase price of the Company's initial controlling interest acquisition of Cash Genie. The details of the transaction are described further in Note 8. We expect the remaining recorded values related to the noncontrolling interest at March 31, 2013 to approximate fair value.
Other
In fiscal 2012, we acquired 50 locations in the U.S. and one in Canada. As these acquisitions, were individually immaterial, we present their related information on a consolidated basis.

The following table provides information related to the acquisitions of domestic and foreign retail and financial services locations in fiscal 2012:

	Fiscal Year Ended September 30, 2012
	Grupo Finmart	Other Acquisitions
	(in thousands)
Current assets:
Pawn loans	$—	$6,781
Consumer loans, net	8,935	3,641
Service charges and fees receivable, net	18,844	1,940
Inventory, net	—	5,911
Deferred tax asset	—	238
Prepaid expenses and other assets	3,543	204
Total current assets	31,322	18,715
Property and equipment, net	2,326	4,061
Goodwill	99,486	99,747
Non-current consumer loans, net	56,120	—
Intangible assets	16,400	3,980
Other assets	7,497	294
Total assets	$213,151	$126,797
Current liabilities:
Accounts payable and other accrued expenses	$6,853	$5,496
Customer layaway deposits	—	808
Current maturities of long-term debt	22,810	—
Other current liabilities	—	257
Total current liabilities	29,663	6,561
Long-term debt, less current maturities	86,872	—
Deferred tax liability	171	113
Total liabilities	116,706	6,674
Redeemable noncontrolling interest	36,300	9,557
Net assets acquired	$60,145	$110,566

As per FASB ASC 805-10-25 adjustments to provisional purchase price allocation amounts made during the measurement period, shall be recorded as if the accounting for the business combination had been completed at the acquisition date. Thus, the acquirer shall revise comparative information for prior periods presented in financial statements. The amounts above and our consolidated balance sheet as of March 31, 2012 reflect all measurement period adjustments recorded since the acquisition date. These adjustments resulted in a $0.1 million decrease in the purchase price and include a $0.3 million increase in current assets, a $5.5 million decrease in other assets, a $1.4 million decrease in current liabilities $3.0 million decrease in long-term liabilities and a $2.8 million increase in the redeemable noncontrolling interest, for a net change in goodwill of $3.6 million.
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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income attributable to EZCORP (A)	$33,981	$37,261	$64,698	$76,613
Weighted average outstanding shares of common stock (B)	54,172	50,794	53,099	50,573
Dilutive effect of stock options and restricted stock	80	275	73	314
Weighted average common stock and common stock equivalents (C)	54,252	51,069	53,172	50,887
Basic earnings per share (A/B)	$0.63	$0.73	$1.22	$1.51
Diluted earnings per share (A/C)	$0.63	$0.73	$1.22	$1.51
Potential common shares excluded from the calculation of diluted earnings per share	—	—	7	—
NOTE 4: STRATEGIC INVESTMENTS
At March 31, 2013, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC ("Albermarle & Bond"), representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our six-month period ended March 31, 2013 and 2012 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2012 to December 31, 2012 and July 1, 2011 to December 31, 2011, respectively.
Conversion of Albemarle & Bond’s financial statements into U.S. GAAP resulted in no material differences from those reported by Albemarle & Bond following IFRS.
In its functional currency of British pounds, Albemarle & Bond’s total assets increased 13% from December 31, 2011 to December 31, 2012 and its net income decreased 31% for the six months ended December 31, 2012. The following table presents summary financial information for Albemarle & Bond’s most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2012	2011
	(in thousands)
Current assets	$162,078	$134,387
Non-current assets	74,711	65,354
Total assets	$236,789	$199,741
Current liabilities	$22,267	$21,021
Non-current liabilities	83,332	62,169
Shareholders’ equity	131,190	116,551
Total liabilities and shareholders’ equity	$236,789	$199,741

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Gross revenues	$93,793	$99,804
Gross profit	53,612	58,165
Profit for the year (net income)	9,796	14,208

At March 31, 2013, we owned 136,848,000 shares, or approximately 33% of Cash Converters International Limited ("Cash Converters International"), a publicly traded company headquartered in Perth, Australia. Cash Converters International franchises and operates a worldwide network of over 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom. Those shares include 12,430,000 shares that we acquired in November 2012 for approximately $11.0 million in cash as part of a share placement. Our total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our six-month period ended March 31, 2013 and 2012 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2012 to December 31, 2012 and July 1, 2011 to December 31, 2011, respectively.
Conversion of Cash Converters International’s financial statements into U.S. GAAP resulted in no material differences from those reported by Cash Converters following IFRS.
In its functional currency of Australian dollars, Cash Converters International’s total assets increased 22% from December 31, 2011 to December 31, 2012 and its net income improved 39% for the six months ended December 31, 2012. The following table presents summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2012	2011
	(in thousands)
Current assets	$169,739	$128,289
Non-current assets	141,258	121,835
Total assets	$310,997	$250,124
Current liabilities	$38,735	$33,290
Non-current liabilities	31,591	37,797
Shareholders’ equity	240,671	179,037
Total liabilities and shareholders’ equity	$310,997	$250,124

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Gross revenues	$140,123	$115,256
Gross profit	95,149	76,405
Profit for the year (net income)	19,143	13,668

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

	March 31,		September 30,
	2013	2012	2012
	(in thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$53,053	$49,175	$51,812
Fair value	54,103	92,868	65,109
Cash Converters International:
Recorded value	$94,179	$70,881	$74,254
Fair value	208,110	85,277	100,705
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of each major class of indefinite-lived intangible asset at the specified dates:

	March 31,		September 30,
	2013	2012	2012
	(in thousands)
Pawn licenses	$8,836	$8,836	$8,836
Trade name	9,772	7,097	9,845
Domain name	215	—	—
Goodwill	432,124	324,281	374,663
Total	$450,947	$340,214	$393,344

The following tables present the changes in the carrying value of goodwill, by segment, over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663
Acquisitions	53,033	2,221	—	55,254
Effect of foreign currency translation changes	(1)	4,578	(2,370)	2,207
Balances at March 31, 2013	$277,338	$117,200	$37,586	$432,124

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2011	$163,897	$9,309	$—	$173,206
Acquisitions	50,001	99,486	—	149,487
Effect of foreign currency translation changes	(1)	1,589	—	1,588
Balances at March 31, 2012	$213,897	$110,384	$—	$324,281

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	March 31,						September 30,
	2013			2012			2012
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Real estate finders’ fees	$1,741	$(662)	$1,079	$1,327	$(533)	$794	$1,457	$(590)	$867
Non-compete agreements	4,600	(3,666)	934	4,301	(2,877)	1,424	4,504	(3,290)	1,214
Favorable lease	1,159	(491)	668	985	(381)	604	1,159	(436)	723
Franchise rights	1,571	(132)	1,439	1,602	(67)	1,535	1,625	(102)	1,523
Deferred financing costs	11,182	(5,207)	5,975	7,607	(2,493)	5,114	10,584	(3,459)	7,125
Contractual relationship	15,082	(1,920)	13,162	14,504	(1,407)	13,097	14,517	(1,075)	13,442
Internally developed software	20,028	(895)	19,133	—	—	—	1,344	(19)	1,325
Other	325	(51)	274	323	(20)	303	321	(36)	285
Total	$55,688	$(13,024)	$42,664	$30,649	$(7,778)	$22,871	$35,511	$(9,007)	$26,504

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Amortization expense	$1,322	$1,697	$2,045	$1,924
Operations expense	32	23	67	49
Interest expense	760	444	1,524	595
Total expense from the amortization of definite-lived intangible assets	$2,114	$2,164	$3,636	$2,568
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	(in thousands)
2013	$2,676	$67	$1,636
2014	5,740	126	2,164
2015	5,452	113	1,108
2016	5,392	111	580
2017	5,304	111	487
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 6: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at March 31, 2013 and 2012 and September 30, 2012:

	March 31, 2013		March 31, 2012		September 30, 2012
	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $175,000 due 2015	$74,000	$—	$30,000	$—	$130,000	$—
Capital lease obligations	1,181	—	—	—	1,589	—
Non-recourse to EZCORP:
Secured foreign currency line of credit up to $4,000 due 2014	2,009	156	3,327	264	2,629	199
Secured foreign currency line of credit up to $20,000 due 2015	12,142	—	21,799	5,243	16,073	—
Secured foreign currency line of credit up to $23,000 due 2017	22,352	—	10,495	3,285	11,263	—
Consumer loans facility due 2017	33,995	—	—	—	32,679	—
10% unsecured notes due 2013	664	—	1,820	—	1,766	—
15% unsecured notes due 2013	14,273	825	—	—	14,262	1,334
16% unsecured notes due 2013	—	—	5,404	315	5,248	108
20% unsecured notes due 2013	—	—	12,730	2,057	—	—
10% unsecured notes due 2014	2,373	—	—	—	963	—
11% unsecured notes due 2014	5,347	—	—	—	—	—
17% secured notes due 2014	—	—	32,850	4,297	—	—
10% unsecured notes due 2015	444	—	—	—	427	—
15% secured notes due 2015	4,561	513	—	—	4,488	597
18% secured notes due 2015	—	—	4,592	736	—	—
25% secured notes due 2015	—	—	6,402	1,362	—	—
10% unsecured notes due 2016	128	—	1,514	—	123	—
Total long-term obligations	173,469	1,494	130,933	17,559	221,510	2,238
Less current portion	35,445	1,141	22,849	5,625	21,679	1,497
Total long-term and capital lease obligations	$138,024	$353	$108,084	$11,934	$199,831	$741

On May 10, 2011, we entered into a new senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four-year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired our $17.5 million outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally.
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the bank's base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants, restrict dividend payments and limit other and non-recourse debt. At March 31, 2013, we were in compliance with all covenants. We expect the recorded value of our debt to approximate its fair value, as it is all variable rate debt and carries no pre-payment penalty, and would be considered a Level 2 estimate within the fair value hierarchy.

At March 31, 2013, $74.0 million was outstanding under our revolving credit agreement. We also issued a $1.7 million letter of credit, leaving $99.3 million available on our revolving credit facility. The outstanding bank letter of credit was required under our workers' compensation insurance program.
Deferred financing costs related to our credit agreement are included in intangible assets, net on the balance sheet and are being amortized to interest expense over the term of the agreement.
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart, a specialty consumer finance company headquartered in Mexico City. Non-recourse debt amounts in the table above represent Grupo Finmart’s third party debt. All lines of credit are guaranteed by Grupo Finmart's loan portfolio. Interest on lines of credit due 2014 and 2015 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 6% to 9%. The line of credit due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The line of credit due 2015 requires monthly payments of $0.9 million with the remaining principal due at maturity. The 15% secured notes require monthly payments of $0.1 million with remaining principal due at maturity.
At acquisition, we performed a valuation to determine the fair value of Grupo Finmart's debt. As a result, we recorded a debt premium on Grupo Finmart’s debt. This debt premium is being amortized as a reduction of interest expense over the life of the debt. The fair value was determined by using an income approach, specifically the discounted cash flows method based on the contractual terms of the debt and risk adjusted discount rates. The significant inputs used for the valuation are not observable in the market and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. We expect the recorded value of our debt to approximate its fair value and would be considered Level 3 estimates within the fair value hierarchy.
On July 10, 2012, Grupo Finmart entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a non-recourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The securitization agreement calls for a two-year revolving period in which the trust will use principal collections of the consumer loan portfolio to acquire additional collection rights up to $121.4 million in eligible loans from Grupo Finmart. Upon the termination of the revolving period, the collection received by the trust will be used to repay the debt. Grupo Finmart will continue to service the underlying loans in the trust.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
As of March 31, 2013, borrowings under the securitization borrowing facility amounted to $34.0 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 7.3% as of March 31, 2013. The debt issued by the trust will be paid solely from the collections of the consumer loans transferred to the trust, and therefore there is no recourse to Grupo Finmart or EZCORP.
NOTE 7: COMMON STOCK, OPTIONS AND STOCK COMPENSATION
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Gross compensation costs	$2,129	$1,725	$3,054	$3,238
Income tax benefits	(720)	(570)	(1,019)	(1,016)
Net compensation expense	$1,409	$1,155	$2,035	$2,222
In the current three and six month periods ended March 31, 2013, stock option exercises resulted in the issuance of 3,000 shares for nominal proceeds. In the prior year three and six-month periods ended March 31, 2012, stock option exercises resulted in the issuance of 195,898 shares for total proceeds of $0.6 million. All options and restricted stock related to our Class A Non-voting Common Stock.

NOTE 8: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interests as of March 31, 2013 and 2012:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of September 30, 2011	$—
Acquisition of redeemable noncontrolling interest	36,300
Net income attributable to redeemable noncontrolling interests	112
Foreign currency translation adjustment attributable to noncontrolling interests	496
Balance as of March 31, 2012	$36,908

Balance as of September 30, 2012	$53,681
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(7,981)
Net income attributable to redeemable noncontrolling interests	2,337
Foreign currency translation adjustment attributable to noncontrolling interests	2,109
Balance as of March 31, 2013	$52,982

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
NOTE 9: INCOME TAXES
Income tax expense is provided at the U.S. tax rate on financial statement earnings, adjusted for the difference between the U.S. tax rate and the rate of tax in effect for non-U.S. earnings deemed to be permanently reinvested in our non-U.S. operations.  Deferred income taxes have not been provided for the potential remittance of non-U.S. undistributed earnings to the extent those earnings are deemed to be permanently reinvested, or to the extent such recognition would result in a deferred tax asset.
The current quarter’s effective tax rate is 31.6% of pretax income compared to 34.7% for the prior year quarter. For the current six-month period, the effective tax rate is 32.7% compared to 34.3% in the prior year six-month period. The effective tax rate for the three month period ended March 31, 2013 was lowered by a one-time recognition of a tax benefit from foreign net operating losses. The effective tax rate for the six-month period ended March 31, 2013 was lowered by a one-time recognition of a tax benefit from state and foreign net operating losses.
NOTE 10: CONTINGENCIES
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity.
NOTE 11: OPERATING SEGMENT INFORMATION
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. Our business consists of three reportable segments:

•	U.S. & Canada – Includes all business activities in the United States and Canada

•	Latin America – Includes all business activities in Mexico and other parts of Latin America

•
Other International – Includes all business activities in the rest of the world (currently consisting of consumer loans online in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International)

In connection with our decentralization strategy, we have changed the accountability for, and reporting of, certain items in administrative expenses, depreciation and amortization. When directly related to a segment, these items have been included in segment contribution.When shared by multiple segments, these items are being allocated to the segment and included in their segment contribution. Prior year figures have been reclassified to conform to this presentation.
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three and six-month periods ending March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$87,048	$13,858	$—	$100,906
Jewelry scrapping sales	40,671	2,897	—	43,568
Pawn service charges	54,512	8,082	—	62,594
Consumer loan fees	43,825	11,842	6,643	62,310
Other revenues	1,620	217	859	2,696
Total revenues	227,676	36,896	7,502	272,074
Merchandise cost of goods sold	51,167	8,010	—	59,177
Jewelry scrapping cost of goods sold	27,663	2,429	—	30,092
Consumer loan bad debt	6,864	(661)	2,677	8,880
Net revenues	141,982	27,118	4,825	173,925
Segment expenses:
Operations	85,477	16,401	3,669	105,547
Depreciation and amortization	4,909	1,771	143	6,823
(Gain) loss on sale or disposal of assets	(1)	14	—	13
Interest (income) expense, net	15	2,802	(1)	2,816
Equity in net income of unconsolidated affiliates	—	—	(4,125)	(4,125)
Other income	(1)	(315)	—	(316)
Segment contribution	$51,583	$6,445	$5,139	$63,167
Corporate expenses:
Administrative				8,603
Depreciation and amortization				1,940
Interest expense, net				937
Other expense				721
Income before taxes				50,966
Income tax expense				16,086
Net income				34,880
Net income attributable to noncontrolling interest				899
Net income attributable to EZCORP, Inc.				$33,981

	Three Months Ended March 31, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$85,498	$9,499	$—	$94,997
Jewelry scrapping sales	49,414	3,761	—	53,175
Pawn service charges	50,505	5,939	—	56,444
Consumer loan fees	42,806	7,383	130	50,319
Other revenues	1,219	124	—	1,343
Total revenues	229,442	26,706	130	256,278
Merchandise cost of goods sold	50,499	5,381	—	55,880
Jewelry scrapping cost of goods sold	29,537	2,773	—	32,310
Consumer loan bad debt	5,878	508	80	6,466
Net revenues	143,528	18,044	50	161,622
Segment expenses:
Operations	75,364	11,090	170	86,624
Depreciation and amortization	3,390	2,404	14	5,808
Loss on sale or disposal of assets	25	2	—	27
Interest expense, net	—	1,769	—	1,769
Equity in net income of unconsolidated affiliates	—	—	(4,577)	(4,577)
Other expense	909	13	—	922
Segment contribution	$63,840	$2,766	$4,443	$71,049
Corporate expenses:
Administrative				11,998
Depreciation and amortization				1,451
Interest expense, net				477
Other income				(120)
Income before taxes				57,243
Income tax expense				19,870
Net income				37,373
Net income attributable to noncontrolling interest				112
Net income attributable to EZCORP, Inc.				$37,261

	Six Months Ended March 31, 2013
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$167,513	$28,975	$—	$196,488
Jewelry scrapping sales	82,813	6,680	—	89,493
Pawn service charges	112,722	15,896	—	128,618
Consumer loan fees	89,784	23,719	13,572	127,075
Other revenues	4,414	1,871	1,241	7,526
Total revenues	457,246	77,141	14,813	549,200
Merchandise cost of goods sold	97,899	16,779	—	114,678
Jewelry scrapping cost of goods sold	56,820	5,471	—	62,291
Consumer loan bad debt	18,345	(1,709)	6,318	22,954
Net revenues	284,182	56,600	8,495	349,277
Segment expenses:
Operations	172,920	32,142	7,747	212,809
Depreciation and amortization	9,011	3,446	219	12,676
Loss on sale or disposal of assets	28	14	—	42
Interest (income) expense, net	32	5,415	(1)	5,446
Equity in net income of unconsolidated affiliates	—	—	(9,163)	(9,163)
Other income	(5)	(295)	(69)	(369)
Segment contribution	$102,196	$15,878	$9,762	$127,836
Corporate expenses:
Administrative				22,274
Depreciation and amortization				3,739
Interest expense, net				1,944
Other expense				273
Income before taxes				99,606
Income tax expense				32,571
Net income				67,035
Net income attributable to noncontrolling interest				2,337
Net income attributable to EZCORP, Inc.				$64,698

	Six Months Ended March 31, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$162,050	$19,841	$—	$181,891
Jewelry scrapping sales	102,280	7,298	—	109,578
Pawn service charges	104,875	11,361	—	116,236
Consumer loan fees	87,818	7,383	206	95,407
Other revenues	1,795	244	—	2,039
Total revenues	458,818	46,127	206	505,151
Merchandise cost of goods sold	93,950	10,326	—	104,276
Jewelry scrapping cost of goods sold	62,687	5,047	—	67,734
Consumer loan bad debt	16,768	508	215	17,491
Net (losses) revenues	285,413	30,246	(9)	315,650
Segment expenses:
Operations	150,358	18,056	768	169,182
Depreciation and amortization	6,613	3,174	36	9,823
(Gain) loss on sale or disposal of assets	(175)	1	—	(174)
Interest expense, net	4	1,733	—	1,737
Equity in net income of unconsolidated affiliates	—	—	(8,738)	(8,738)
Other (income) expense	(151)	16	(64)	(199)
Segment contribution	$128,764	$7,266	$7,989	$144,019
Corporate expenses:
Administrative				23,652
Depreciation and amortization				2,691
Interest expense, net				1,060
Other income				(118)
Income before taxes				116,734
Income tax expense				40,009
Net income				76,725
Net income attributable to noncontrolling interest				112
Net income attributable to EZCORP, Inc.				$76,613

The following table presents separately identified segment assets:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Assets at March 31, 2013
Cash and cash equivalents	$11,721	$14,602	$2,765	$29,088
Restricted cash	—	1,204	—	1,204
Pawn loans	119,681	18,699	—	138,380
Consumer loans, net	17,736	91,418	4,856	114,010
Service charges and fees receivable, net	28,968	28,673	1,254	58,895
Inventory, net	95,307	21,210	—	116,517
Property and equipment, net	68,725	29,388	1,499	99,612
Restricted cash, non-current	—	2,197	—	2,197
Goodwill	277,338	117,200	37,586	432,124
Intangibles, net	28,853	21,018	2,726	52,597
Total separately identified recorded segment assets	$648,329	$345,609	$50,686	$1,044,624
Consumer loans outstanding from unaffiliated lenders	$19,879	$—	$—	$19,879
Assets at March 31, 2012
Cash and cash equivalents	$17,266	$15,220	$258	$32,744
Restricted cash	—	930	—	930
Pawn loans	108,804	13,501	—	122,305
Consumer loans, net	14,074	66,747	86	80,907
Service charges and fees receivable, net	25,886	20,933	28	46,847
Inventory, net	77,132	10,702	—	87,834
Property and equipment, net	56,544	18,948	223	75,715
Goodwill	213,897	110,384	—	324,281
Intangibles, net	17,651	19,305	42	36,998
Total separately identified recorded segment assets	$531,254	$276,670	$637	$808,561
Consumer loans outstanding from unaffiliated lenders	$19,130	$—	$—	$19,130
Assets at September 30, 2012
Cash and cash equivalents	$14,820	$16,365	$1,789	$32,974
Restricted cash	—	1,145	—	1,145
Pawn loans	140,885	16,763	—	157,648
Consumer loans, net	18,960	73,422	3,767	96,149
Service charges and fees receivable, net	34,066	24,637	1,114	59,817
Inventory, net	94,449	14,765	—	109,214
Property and equipment, net	60,476	23,005	1,503	84,984
Restricted cash, non-current	—	4,337	—	4,337
Goodwill	224,306	110,401	39,956	374,663
Intangibles, net	17,498	21,867	2,946	42,311
Total separately identified recorded segment assets	$605,460	$306,707	$51,075	$963,242
Consumer loans outstanding from unaffiliated lenders	$24,773	$—	$—	$24,773

The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	March 31,		September 30,
	2013	2012	2012
	(in thousands)
Total separately identified recorded segment assets	$1,044,624	$808,561	$963,242
Corporate assets	269,783	218,966	254,765
Total assets	$1,314,407	$1,027,527	$1,218,007

The following tables provide geographic information required by ASC 280-10-50-41:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Revenues:
U.S.	$222,947	$225,490	$447,703	$451,205
Mexico	36,896	26,706	77,141	46,127
Canada	4,729	3,952	9,543	7,613
U.K	7,502	130	14,813	206
Total	272,074	256,278	549,200	505,151

	March 31,		September 30,
	2013	2012	2012
	(in thousands)
Long-lived assets:
U.S.	$393,698	$298,031	$317,887
Mexico	167,904	148,812	155,488
Canada	9,177	11,021	10,199
U.K.	41,769	223	44,363
Other	42	42	42
Total	$612,590	$458,129	$527,979
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
The accuracy of our allowance estimates is dependent upon several factors, including our ability to predict future default rates based on historical trends and expected future events. We base our estimates on observable trends and various other assumptions that we believe to be reasonable under the circumstances. We review and analyze our loan portfolios based on aggregation of loans by type and duration of the loan products. Loan repayment trends and default rates are evaluated each month based on each loan portfolio and adjustments to loss allowance are made accordingly. A documented and systematic process is followed.
We consider consumer loans made at our storefronts by our wholly owned subsidiaries defaulted if they have not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans.
Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date. We do not accrue revenues on delinquent loans. All outstanding principal balances and fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue. Subsequent collections of these amounts are recorded as a reduction to consumer loan bad debt expense and consumer loan fee revenue.
The Grupo Finmart acquisition marked our initial entry into unsecured consumer lending in Mexico. Grupo Finmart's consumer loans are considered in current status as long as the customer is employed and Grupo Finmart receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of consumer loan bad debt when collected. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection.
The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision		Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended March 31, 2013	$2,553	$(10,875)	$5,480	$5,076		$—	$2,234	$20,022
Three Months Ended March 31, 2012	$1,730	$(4,274)	$2,245	$1,741		$—	$1,442	$12,892
Six Months Ended March 31, 2013	$2,390	$(22,924)	$10,281	$12,487		$—	$2,234	$20,022
Six Months Ended March 31, 2012	$1,727	$(8,953)	$3,703	$4,965		$—	$1,442	$12,892
Secured short-term consumer loans:
Three Months Ended March 31, 2013	$1,473	$(10,597)	$9,840	$642		$—	$1,358	$6,163
Three Months Ended March 31, 2012	$982	$(4,427)	$3,823	$330		$—	$708	$3,418
Six Months Ended March 31, 2013	$942	$(19,271)	$17,800	$1,887		$—	$1,358	$6,163
Six Months Ended March 31, 2012	$538	$(7,767)	$6,642	$1,295		$—	$708	$3,418
*Unsecured long-term consumer loans:
Three Months Ended March 31, 2013	$624	$(791)	$1,136	$(663)	**	$24	$330	$91,747
Three Months Ended March 31, 2012	$—	$(572)	$232	$508		$(2)	$166	$66,913
Six Months Ended March 31, 2013	$623	$(952)	$2,357	$(1,716)	**	$18	$330	$91,747
Six Months Ended March 31, 2012	$—	$(572)	$232	$508		$(2)	$166	$66,913
*Comparative information includes activity since Grupo Finmart's January 30, 2012 acquisition.
** Benefit in unsecured long-term consumer loan provision is due to the sale of past due loans and recoveries of loans previously written-off.

The provisions presented in the table above include only principal and exclude items such as non-sufficient funds fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheets. Expected losses on credit services are accrued and reported in “Accounts payable and other accrued expenses” on our balance sheets.
Auto title loans remain as recorded investments when in delinquent or nonaccrual status. We consider an auto title loan past due if it has not been repaid or renewed by the maturity date. Based on experience, we establish a reserve on all auto title loans. On auto title loans more than 90 days past due, we reserve the percentage we estimate will not be recoverable through auction and reserve 100% of loans for which we have not yet repossessed the underlying collateral. No fees are accrued on any auto title loans more than 90 days past due.
Short-term unsecured consumer loans made online by EZCORP Online remain as recorded investments when in delinquent or nonaccrual status. We consider these loans past due if they have not been repaid or renewed by the maturity date. Valuation reserves are based on days past due and respective historical collection rates. We reserve 100% of loans once they are more than 60 days past due. No fees are accrued on short-term consumer loans more than 60 days past due.
Consumer loans made by Grupo Finmart remain on the balance sheet as recorded investments when in delinquent status. We consider a consumer loan past due if it has not been repaid or renewed by the maturity date; however, it is not unusual to have a lag in payments due to the time it takes the government agencies to setup the initial payroll withholding. Only those consumer loans made to customers that are no longer employed are considered in nonaccrual status. We establish a reserve on all consumer loans, based on historical experience. No fees are accrued on any consumer loans made to customers that are no longer employed.

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Fair Value	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	(in thousands)
Unsecured short-term consumer loans:*
March 31, 2013
Consumer loans	$13	$13	$—	$—	$26	$119	$—	$145	$30	$—
Secured short-term consumer loans:
March 31, 2013
Consumer loans	$1,299	$747	$506	$825	$3,377	$2,786	$—	$6,163	$1,358	$—
March 31, 2012
Consumer loans	$530	$285	$252	$433	$1,500	$1,918	$—	$3,418	$708	$—
September 30, 2012
Consumer loans	$1,246	$708	$466	$391	$2,811	$3,140	$—	$5,951	$942	$—
Unsecured long-term consumer loans:
March 31, 2013
Consumer loans	$1,545	$5,519	$3,856	$27,479	$38,399	$54,447	$(1,099)	$91,747	$330	$27,479
March 31, 2012
Consumer loans	$8,847	$15,636	$574	$6,009	$31,066	$40,181	$(4,334)	$66,913	$166	$6,009
September 30, 2012
Consumer loans	$2,465	$28,783	$949	$7,507	$39,704	$37,120	$(2,779)	$74,045	$623	$7,507
* Unsecured short-term consumer loans amounts are included for periods after the acquisition of Go Cash.
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

The tables below present our financial assets that are measured at fair value on a recurring basis as of March 31, 2013 and 2012 and September 30, 2012:

	March 31, 2013	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,367	$4,367	$—	$—
Contingent consideration	(23,678)	—	—	(23,678)
Net financial assets (liabilities)	$(19,311)	$4,367	$—	$(23,678)

	March 31, 2012	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,628	$4,628	$—	$—
Contingent consideration	(23,000)	—	—	(23,000)
Net financial assets (liabilities)	$(18,372)	$4,628	$—	$(23,000)

	September 30, 2012	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,631	$4,631	$—	$—
Contingent consideration	(23,432)	—	—	(23,432)
Net financial assets (liabilities)	$(18,801)	$4,631	$—	$(23,432)

We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented. At March 31, 2013 our marketable equity securities were in an unrealized loss position. The aggregate amount of unrealized losses at March 31, 2013 was less than $0.1 million and we currently believe that the fair value decline is temporary.

We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market, as they are specifically related to Grupo Finmart, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. During three and six month periods ended March 31, 2013 we recorded accretion expense of $0.1 million and $0.3 million respectively to bring the contingent consideration liability to $23.7 million at March 31, 2013. These amounts are included in administrative expenses in our consolidated statement of operations.
NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our earnings and financial position are affected by changes in gold values. In fiscal year 2012, we used derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives were not designated as hedges, and according to FASB ASC 815-20-25, “Derivatives and Hedging – Recognition,” changes in their fair value were recorded directly in earnings. As of March 31, 2013 and 2012 and as of September 30, 2012 , we had no balance outstanding recorded on our balance sheet.
The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six-month periods ended March 31, 2013 and 2012:

		Losses (Gains) Recognized in Income
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Location of Loss (Gain)	2013	2012	2013	2012
		(in thousands)
Non-designated derivatives:
Gold Collar	Other (income) expense	$—	$922	$—	$(151)

NOTE 15: CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities. Unless otherwise indicated in connection with a particular offering of debt securities, each of our wholly-owned domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities issued by the parent.
In accordance with Rule 3-10(f) of Regulation S-X, the following presents condensed consolidating financial information as of March 31, 2013 and 2012 and for the current and prior three and six month periods then ended and as of September 30, 2012 for EZCORP, Inc. (the “Parent”), each of the Parent’s domestic subsidiaries (the “Subsidiary Guarantors”) on a combined basis and each of the Parent’s other subsidiaries (the “Other Subsidiaries”) on a combined basis. Eliminating entries presented are necessary to consolidate the groups of entities. Subsequent to the issuance of our consolidated financial statements for the year ended September 30, 2012, we identified certain errors in the presentation of the consolidating financial statements contained in this footnote as of September 30, 2012, March 31, 2012 and for the three and six months ended March 31, 2012.  The condensed consolidating financial information presented on the following pages has been corrected for these errors.  These adjustments did not have an impact on the consolidated financial statements as of September 30, 2012, March 31, 2012, or for the three and six months ended March 31, 2012.

Condensed Consolidating Balance Sheets

	March 31, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$21,521	$19,219	$—	$41,443
Restricted cash	—	—	1,204	—	1,204
Pawn loans	—	119,681	18,699	—	138,380
Consumer loans, net	—	14,912	21,684	—	36,596
Pawn service charges receivable, net	—	22,475	2,913	—	25,388
Consumer loan fees receivable, net	—	5,899	27,608	—	33,507
Inventory, net	—	93,760	22,757	—	116,517
Deferred tax asset	9,484	6,232	—	—	15,716
Intercompany receivables	351,557	96,938	—	(448,495)	—
Income tax receivable	3,028	51	—	—	3,079
Prepaid expenses and other assets	4	35,823	6,594	—	42,421
Total current assets	364,776	417,292	120,678	(448,495)	454,251
Investments in unconsolidated affiliates	94,179	53,053	—	—	147,232
Investments in subsidiaries	675,350	99,942	—	(775,292)	—
Property and equipment, net	—	80,143	38,836	—	118,979
Restricted cash, non-current	—	—	2,197	—	2,197
Goodwill	—	277,307	154,817	—	432,124
Intangible assets, net	1,248	34,999	25,240	—	61,487
Non-current consumer loans, net	—	—	77,414	—	77,414
Other assets, net	—	8,561	12,162	—	20,723
Total assets	$1,135,553	$971,297	$431,344	$(1,223,787)	$1,314,407
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$—	$34,912	$—	$34,912
Current capital lease obligations	—	533	—	—	533
Accounts payable and other accrued expenses	57	49,143	14,098	—	63,298
Other current liabilities	12,000	425	23,671	—	36,096
Customer layaway deposits	—	7,107	1,084	—	8,191
Intercompany payables	73,327	245,909	114,672	(433,908)	—
Total current liabilities	85,384	303,117	188,437	(433,908)	143,030
Long-term debt, less current maturities	74,000	—	77,963	(14,587)	137,376
Long-term capital lease obligations	—	648	—	—	648
Deferred tax liability	8,982	1,122	—	—	10,104
Deferred gains and other long-term liabilities	12,000	2,233	847	—	15,080
Total liabilities	180,366	307,120	267,247	(448,495)	306,238
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	52,982	—	52,982
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	508	12	—	(12)	508
Class B Voting Common Stock, convertible, par value $.01 per share;	30	—	1	(1)	30
Additional paid-in capital	315,092	155,527	103,763	(259,290)	315,092
Retained earnings	630,501	509,249	6,334	(515,583)	630,501
Accumulated other comprehensive income (loss)	9,056	(611)	1,017	(406)	9,056
EZCORP, Inc. stockholders' equity	955,187	664,177	111,115	(775,292)	955,187
Total liabilities and stockholders’ equity	$1,135,553	$971,297	$431,344	$(1,223,787)	$1,314,407

	March 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$29,020	$16,951	$—	$46,674
Restricted cash	—	—	930	—	930
Pawn loans	—	108,804	13,501	—	122,305
Consumer loans, net	—	11,910	12,365	—	24,275
Pawn service charges receivable, net	—	20,210	2,086	—	22,296
Consumer loan fees receivable, net	—	5,523	19,028	—	24,551
Inventory, net	—	75,815	12,019	—	87,834
Deferred tax asset	12,298	5,478	452	—	18,228
Intercompany receivables	286,603	83,648	—	(370,251)	—
Income tax receivable	2,351	—	—	—	2,351
Prepaid expenses and other assets	4	29,440	5,030	—	34,474
Total current assets	301,959	369,848	82,362	(370,251)	383,918
Investments in unconsolidated affiliates	70,881	49,175	—	—	120,056
Investments in subsidiaries	465,383	89,574	—	(554,957)	—
Property and equipment, net	—	66,331	28,713	—	95,044
Goodwill	42	213,824	110,415	—	324,281
Intangible assets, net	1,848	16,028	20,928	—	38,804
Non-current consumer loans, net	—	—	56,632	—	56,632
Other assets, net	—	6,821	1,971	—	8,792
Total assets	$840,113	$811,601	$301,021	$(925,208)	$1,027,527
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	—	—	22,849	—	22,849
Accounts payable and other accrued expenses	46	45,443	12,621	—	58,110
Other current liabilities	—	5,123	11,600	—	16,723
Customer layaway deposits	—	6,551	642	—	7,193
Intercompany payables	47,389	282,342	30,251	(359,982)	—
Total current liabilities	47,435	339,459	77,963	(359,982)	104,875
Long-term debt, less current maturities	30,000	—	88,353	(10,269)	108,084
Deferred tax liability	6,960	1,304	191	—	8,455
Deferred gains and other long-term liabilities	—	1,989	11,498	—	13,487
Total liabilities	84,395	342,752	178,005	(370,251)	234,901
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	36,908	—	36,908
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	480	12	—	(12)	480
Class B Voting Common Stock, convertible, par value $.01 per share;	30	—	1	(1)	30
Additional paid-in capital	258,343	129,871	95,820	(225,691)	258,343
Retained earnings	498,708	340,494	(5,808)	(334,686)	498,708
Accumulated other comprehensive income (loss)	(1,843)	(1,528)	(3,905)	5,433	(1,843)
EZCORP, Inc. stockholders' equity	755,718	468,849	86,108	(554,957)	755,718
Total liabilities and stockholders’ equity	$840,113	$811,601	$301,021	$(925,208)	$1,027,527

	September 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$27,686	$20,088	$—	$48,477
Restricted cash	—	—	1,145	—	1,145
Pawn loans	—	140,885	16,763	—	157,648
Consumer loans, net	—	16,562	17,590	—	34,152
Pawn service charges receivable, net	—	26,663	2,738	—	29,401
Consumer loan fees receivable, net	—	6,899	23,517	—	30,416
Inventory, net	—	93,165	16,049	—	109,214
Deferred tax asset	9,484	5,500	—	—	14,984
Intercompany receivables	363,065	—	—	(363,065)	—
Income taxes receivable	10,209	—	302	—	10,511
Prepaid expenses and other assets	2,243	38,629	4,579	—	45,451
Total current assets	385,704	355,989	102,771	(363,065)	481,399
Investments in unconsolidated affiliates	74,254	51,812	—	—	126,066
Investments in subsidiaries	510,045	95,942	—	(605,987)	—
Property and equipment, net	—	74,837	33,294	—	108,131
Restricted cash, non-current	—	—	4,337	—	4,337
Goodwill	—	224,275	150,388	—	374,663
Intangible assets, net	1,548	17,228	26,409	—	45,185
Non-current consumer loans, net	—	—	61,997	—	61,997
Other assets, net	—	8,585	7,644	—	16,229
Total assets	$971,551	$828,668	$386,840	$(969,052)	$1,218,007
Current liabilities:
Current maturities of long-term debt	$—	$—	$21,085	$—	$21,085
Current capital lease obligations	—	594	—	—	594
Accounts payable and other accrued expenses	128	53,169	10,807	—	64,104
Other current liabilities	—	2,925	11,896	—	14,821
Customer layaway deposits	—	6,251	987	—	7,238
Intercompany payables	—	257,571	84,850	(342,421)	—
Total current liabilities	128	320,510	129,625	(342,421)	107,842
Long-term debt, less current maturities	130,000	—	89,480	(20,644)	198,836
Long-term capital lease obligations	—	995	—	—	995
Deferred tax liability	6,595	1,327	—	—	7,922
Deferred gains and other long-term liabilities	—	1,898	12,005	—	13,903
Total liabilities	136,723	324,730	231,110	(363,065)	329,498
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	53,681	—	53,681
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	482	12	—	(12)	482
Class B Voting Common Stock, convertible, par value $.01 per share;	30	1	—	(1)	30
Additional paid-in capital	268,626	80,210	102,188	(182,398)	268,626
Retained earnings	565,803	425,024	2,373	(427,397)	565,803
Accumulated other comprehensive income (loss)	(113)	(1,309)	(2,512)	3,821	(113)
EZCORP, Inc. stockholders' equity	834,828	503,938	102,049	(605,987)	834,828
Total liabilities and stockholders’ equity	$971,551	$828,668	$386,840	$(969,052)	$1,218,007

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$85,964	$14,942	$—	$100,906
Jewelry scrapping sales	—	40,384	3,184	—	43,568
Pawn service charges	—	54,512	8,082	—	62,594
Consumer loan fees	—	40,725	21,585	—	62,310
Other revenues	—	1,362	1,334	—	2,696
Total revenues	—	222,947	49,127	—	272,074
Merchandise cost of goods sold	—	50,581	8,596	—	59,177
Jewelry scrapping cost of goods sold	—	27,501	2,591	—	30,092
Consumer loan bad debt	—	6,045	2,835	—	8,880
Net revenues	—	138,820	35,105	—	173,925
Operating expenses:
Operations	—	81,355	24,192	—	105,547
Administrative	—	8,354	249	—	8,603
Depreciation and amortization	—	6,382	2,381	—	8,763
(Gain) loss on sale or disposal of assets	—	(1)	14	—	13
Total operating expenses	—	96,090	26,836	—	122,926
Operating income	—	42,730	8,269	—	50,999
Interest (income) expense	960	(362)	3,155	—	3,753
Equity in net income of unconsolidated affiliates	(3,058)	(1,067)	—	—	(4,125)
Equity of net income in subsidiaries	(46,034)	—	—	46,034	—
Other expense	—	272	133	—	405
Income (loss) before income taxes	48,132	43,887	4,981	(46,034)	50,966
Income tax expense	14,151	(2)	1,937	—	16,086
Net income (loss)	33,981	43,889	3,044	(46,034)	34,880
Net income attributable to redeemable noncontrolling interest	—	—	899	—	899
Net income (loss) attributable to EZCORP, Inc.	$33,981	$43,889	$2,145	$(46,034)	$33,981

	Three Months Ended March 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$84,739	$10,258	$—	$94,997
Jewelry scrapping sales	—	49,033	4,142	—	53,175
Pawn service charges	—	50,505	5,939	—	56,444
Consumer loan fees	—	40,233	10,086	—	50,319
Other revenues	—	985	358	—	1,343
Total revenues	—	225,495	30,783	—	256,278
Merchandise cost of goods sold	—	50,063	5,817	—	55,880
Jewelry scrap cost of goods sold	—	29,327	2,983	—	32,310
Consumer loan bad debt	—	5,310	1,156	—	6,466
Net revenues	—	140,795	20,827	—	161,622
Operating expenses:
Operations	—	71,199	15,425	—	86,624
Administrative	—	10,918	1,080	—	11,998
Depreciation and amortization	—	4,447	2,812	—	7,259
Loss on sale or disposal of assets	—	2	25	—	27
Total operating expense	—	86,566	19,342	—	105,908
Operating income	—	54,229	1,485	—	55,714
Interest (income) expense	(396)	689	1,953	—	2,246
Equity in net income of unconsolidated affiliates	(2,142)	(2,435)	—	—	(4,577)
Equity of net income in subsidiaries	(53,538)	—	—	53,538	—
Other (income) expense	—	803	(1)	—	802
Income (loss) before income taxes	56,076	55,172	(467)	(53,538)	57,243
Income tax expense	18,815	—	1,055	—	19,870
Net income (loss)	37,261	55,172	(1,522)	(53,538)	37,373
Net income attributable to redeemable noncontrolling interest	—	—	112	—	112
Net income (loss) attributable to EZCORP, Inc.	$37,261	$55,172	$(1,634)	$(53,538)	$37,261

	Six Months Ended March 31, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$165,166	$31,322	$—	$196,488
Jewelry scrapping sales	—	82,222	7,271	—	89,493
Pawn service charges	—	112,722	15,896	—	128,618
Consumer loan fees	—	83,661	43,414	—	127,075
Other revenues	—	3,931	3,595	—	7,526
Total revenues	—	447,702	101,498	—	549,200
Merchandise cost of goods sold	—	96,632	18,046	—	114,678
Jewelry scrap cost of goods sold	—	56,490	5,801	—	62,291
Consumer loan bad debt	—	16,692	6,262	—	22,954
Net revenues	—	277,888	71,389	—	349,277
Operating expenses:
Operations	—	163,871	48,938	—	212,809
Administrative	(103)	21,868	509	—	22,274
Depreciation and amortization	—	11,793	4,622	—	16,415
Loss on sale or disposal of assets	—	27	15	—	42
Total operating expense	(103)	197,559	54,084	—	251,540
Operating income	103	80,329	17,305	—	97,737
Interest (income) expense	1,976	(732)	6,146	—	7,390
Equity in net income of unconsolidated affiliates	(6,226)	(2,937)	—	—	(9,163)
Equity of net income in subsidiaries	(88,186)	—	—	88,186	—
Other (income) expense	—	(227)	131	—	(96)
Income (loss) before income taxes	92,539	84,225	11,028	(88,186)	99,606
Income tax expense	27,841	—	4,730	—	32,571
Net income (loss)	64,698	84,225	6,298	(88,186)	67,035
Net income attributable to redeemable noncontrolling interest	—	—	2,337	—	2,337
Net income (loss) attributable to EZCORP, Inc.	$64,698	$84,225	$3,961	$(88,186)	$64,698

	Six Months Ended March 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$160,711	$21,180	$—	$181,891
Jewelry scrapping sales	—	101,607	7,971	—	109,578
Pawn service charges	—	104,875	11,361	—	116,236
Consumer loan fees	—	82,650	12,757	—	95,407
Other revenues	20,139	1,835	676	(20,611)	2,039
Total revenues	20,139	451,678	53,945	(20,611)	505,151
Merchandise cost of goods sold	—	93,178	11,098	—	104,276
Jewelry scrap cost of goods sold	—	62,333	5,401	—	67,734
Consumer loan bad debt	—	15,501	1,990	—	17,491
Net revenues	20,139	280,666	35,456	(20,611)	315,650
Operating expenses:
Operations	—	142,796	26,386	—	169,182
Administrative	—	21,735	2,389	(472)	23,652
Depreciation and amortization	—	8,594	3,920	—	12,514
(Gain) loss on sale or disposal of assets	—	(222)	48	—	(174)
Total operating expense	—	172,903	32,743	(472)	205,174
Operating income	20,139	107,763	2,713	(20,139)	110,476
Interest (income) expense	(2,269)	3,142	1,924	—	2,797
Equity in net income of unconsolidated affiliates	(4,478)	(4,260)	—	—	(8,738)
Equity of net income in subsidiaries	(87,451)	—	—	87,451	—
Other (income) expense	—	(334)	17	—	(317)
Income before income taxes	114,337	109,215	772	(107,590)	116,734
Income tax expense	37,724	20,139	2,285	(20,139)	40,009
Net income (loss)	76,613	89,076	(1,513)	(87,451)	76,725
Net income attributable to redeemable noncontrolling interest	—	—	112	—	112
Net income (loss) attributable to EZCORP, Inc.	$76,613	$89,076	$(1,625)	$(87,451)	$76,613

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$33,981	$43,889	$3,044	$(46,034)	$34,880
Other comprehensive income (loss):
Foreign currency translation gain (loss)	8,351	(12)	7,871	(5,099)	11,111
Unrealized holding gains (losses) arising during period	(221)	(221)	—	221	(221)
Income tax benefit (provision)	(1,057)	82	—	(82)	(1,057)
Other comprehensive income (loss), net of tax	7,073	(151)	7,871	(4,960)	9,833
Comprehensive income (loss)	$41,054	$43,738	$10,915	$(50,994)	$44,713
Attributable to redeemable noncontrolling interest:
Net income	—	—	899	—	899
Foreign currency translation gain	—	—	2,760	—	2,760
Comprehensive income attributable to redeemable noncontrolling interest	—	—	3,659	—	3,659
Comprehensive income (loss) attributable to EZCORP, Inc.	$41,054	$43,738	$7,256	$(50,994)	$41,054

	Three Months Ended March 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$37,261	$55,172	$(1,522)	$(53,538)	$37,373
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,898	(458)	6,029	(5,075)	6,394
Unrealized holding gains (losses) arising during period	(179)	(179)	—	179	(179)
Income tax benefit (provision)	(75)	213	—	(213)	(75)
Other comprehensive income (loss), net of tax	5,644	(424)	6,029	(5,109)	6,140
Comprehensive income (loss)	$42,905	$54,748	$4,507	$(58,647)	$43,513
Attributable to redeemable noncontrolling interest:
Net income	—	—	112	—	112
Foreign currency translation gain	—	—	496	—	496
Comprehensive income attributable to redeemable noncontrolling interest	—	—	608	—	608
Comprehensive income (loss) attributable to EZCORP, Inc.	$42,905	$54,748	$3,899	$(58,647)	$42,905

	Six Months Ended March 31, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$64,698	$84,225	$6,298	$(88,186)	$67,035
Other comprehensive income (loss):
Foreign currency translation gain (loss)	12,470	1,337	5,638	(4,866)	14,579
Unrealized holding gains (losses) arising during period	(264)	(264)	—	264	(264)
Income tax benefit (provision)	(3,037)	(375)	—	375	(3,037)
Other comprehensive income (loss), net of tax	9,169	698	5,638	(4,227)	11,278
Comprehensive income (loss)	$73,867	$84,923	$11,936	$(92,413)	$78,313
Attributable to redeemable noncontrolling interest:
Net income	—	—	2,337	—	2,337
Foreign currency translation gain	—	—	2,109	—	2,109
Comprehensive income attributable to redeemable noncontrolling interest	—	—	4,446	—	4,446
Comprehensive income (loss) attributable to EZCORP, Inc.	$73,867	$84,923	$7,490	$(92,413)	$73,867

	Six Months Ended March 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$76,613	$89,076	$(1,513)	$(87,451)	$76,725
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,870)	(1,336)	4,090	(2,258)	(2,374)
Unrealized holding gains (losses) arising during period	(738)	(738)	—	738	(738)
Income tax benefit (provision)	2,511	716	—	(716)	2,511
Other comprehensive income (loss), net of tax	(1,097)	(1,358)	4,090	(2,236)	(601)
Comprehensive income (loss)	$75,516	$87,718	$2,577	$(89,687)	$76,124
Attributable to redeemable noncontrolling interest:
Net income	—	—	112	—	112
Foreign currency translation gain	—	—	496	—	496
Comprehensive income attributable to redeemable noncontrolling interest	—	—	608	—	608
Comprehensive income (loss) attributable to EZCORP, Inc.	$75,516	$87,718	$1,969	$(89,687)	$75,516

Condensed Consolidating Statements of Cash Flows

	Six Months Ended March 31, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$70,266	$(11,375)	$35,277	$—	$94,168
Investing Activities:
Loans made	—	(324,903)	(116,014)	—	(440,917)
Loans repaid	—	237,041	70,889	—	307,930
Recovery of pawn loan principal through sale of forfeited collateral	—	112,660	17,305	—	129,965
Additions to property and equipment	—	(15,955)	(7,551)	—	(23,506)
Acquisitions, net of cash acquired	—	(11,162)	(1,117)	—	(12,279)
Proceeds on advances to subsidiaries	—	7,754	—	(7,754)	—
Investment in unconsolidated affiliates	(11,018)	—	—	—	(11,018)
Net cash used in investing activities	$(11,018)	$5,435	$(36,488)	$(7,754)	$(49,825)
Financing Activities:
Proceeds from exercise of stock options	6	—	—	—	6
Excess tax benefit from stock compensation	342	—	—	—	342
Debt issuance cost	—	—	(259)	—	(259)
Taxes paid related to net share settlement of equity awards	(3,596)	—	—	—	(3,596)
Change in restricted cash	—	—	2,303	—	2,303
Proceeds from revolving line of credit	138,000	—	10,265	—	148,265
Payments on revolving line of credit	(194,000)	—	(805)	—	(194,805)
Proceeds from bank borrowings	—	—	1,172	—	1,172
Payments on bank borrowings and capital lease obligations	—	(225)	(12,699)	7,754	(5,170)
Net cash provided by (used in) financing activities	$(59,248)	$(225)	$(23)	$7,754	$(51,742)
Effect of exchange rate changes on cash and cash equivalents	—	—	365	—	365
Net decrease in cash and cash equivalents	—	(6,165)	(869)	—	(7,034)
Cash and cash equivalents at beginning of period	703	27,686	20,088	—	48,477
Cash and cash equivalents at end of period	$703	$21,521	$19,219	$—	$41,443

	Six Months Ended March 31, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(12,881)	$46,249	$61,726	$—	$95,094
Investing Activities:
Loans made	—	(293,161)	(67,193)	—	(360,354)
Loans repaid	—	212,065	48,224	—	260,289
Recovery of pawn loan principal through sale of forfeited collateral	—	117,114	12,404	—	129,518
Additions to property and equipment	—	(12,584)	(8,258)	—	(20,842)
Acquisitions, net of cash acquired	—	(51,254)	(31,803)	—	(83,057)
Proceeds on advances to subsidiaries	—	$(10,269)	$—	$10,269	$—
Net cash provided by (used in) investing activities	$—	$(38,089)	$(46,626)	$10,269	$(74,446)
Financing Activities:
Proceeds from exercise of stock options	634	—	—	—	634
Excess tax benefit from stock compensation	1,521	—	—	—	1,521
Taxes paid related to net share settlement of equity awards	(1,071)	—	—	—	(1,071)
Change in restricted cash	—	—	(935)	—	(935)
Proceeds on revolving line of credit	321,500	—	117	—	321,617
Payments on revolving line of credit	(309,000)	—	(9,227)	—	(318,227)
Proceeds from bank borrowings	—	—	10,269	(10,269)	—
Payments on bank borrowings and capital lease obligations	—	—	(1,056)	—	(1,056)
Net cash provided by (used in) financing activities	$13,584	$—	$(832)	$(10,269)	$2,483
Effect of exchange rate changes on cash and cash equivalents	—	—	(426)	—	(426)
Net increase in cash and cash equivalents	703	8,160	13,842	—	22,705
Cash and cash equivalents at beginning of period	—	20,860	3,109	—	23,969
Cash and cash equivalents at end of period	$703	$29,020	$16,951	$—	$46,674

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information:
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees, inventories and property and equipment:

	March 31,		September 30,
	2013	2012	2012
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$33,944	$30,534	$40,828
Allowance for uncollectible pawn service charges receivable	(8,556)	(8,238)	(11,427)
Pawn service charges receivable, net	$25,388	$22,296	$29,401
Consumer loan fees receivable:
Gross consumer loan fees receivable	$36,331	$28,376	$34,846
Allowance for uncollectible consumer loan fees receivable	(2,824)	(3,825)	(4,430)
Consumer loan fees receivable, net	$33,507	$24,551	$30,416
Inventory:
Inventory, gross	$121,893	$93,970	$114,788
Inventory reserves	(5,376)	(6,136)	(5,574)
Inventory, net	$116,517	$87,834	$109,214
Property and equipment:
Property and equipment, gross	$285,748	$234,844	$260,379
Accumulated depreciation	(166,769)	(139,800)	(152,248)
Property and equipment, net	$118,979	$95,044	$108,131

Property and equipment at March 31, 2013 includes approximately $1.3 million of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was $0.1 million for the three month period ended March 31, 2013 and $0.3 million for the six-month period ended March 31, 2013. Future minimum lease payments related to capital leases are $0.6 million, $0.6 million and $0.1 million due within one, two and three years respectively, for a total of $1.3 million, of this amount $0.1 million represents interest, and the present value of net minimum lease payments as of March 31, 2013 was $1.2 million.
Other Supplemental Information:

	March 31,		September 30,
	2013	2012	2012
	(in thousands)
Consumer loans:
Expected LOC losses	$1,666	$1,402	$1,776
Maximum exposure for LOC losses	$22,737	$21,727	$27,373
NOTE 17: SUBSEQUENT EVENTS
On April 1, 2013, Grupo Finmart completed a $15.0 million equity offering to its existing shareholders for the purpose of strengthening its balance sheet as it continues to seek additional debt to fund loan originations. EZCORP invested $9.0 million, which reflected its 60% ownership holding.
On April 19, 2013, Albemarle & Bond Holdings, PLC, our strategic affiliate in the U.K., announced that it expected profits for their full fiscal year (ending June 30, 2013) to be materially below market expectations, citing reduction in gold buying profit and pressures on its pawn loan business due to the challenging gold environment and increased competition. In addition,

Albemarle and Bond's board announced that their CEO would step down earlier than planned and their former CEO and non-executive Chairman would assume the CEO role until a permanent replacement is found.
Subsequent to March 31, 2013, the fair value of our investment in Albemarle & Bond Holdings, PLC was less than our recorded value. We currently believe that the fair value decline is temporary due to the recent global gold environment challenges and the absence of a permanent CEO.

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
GENERAL
Overview of Operations
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
We own a 60% interest in Grupo Finmart, a leading provider of payroll deduction loans in Mexico; a 51% interest in TUYO, a company headquartered in Mexico City that owns and operates 20 buy/sell stores in Mexico City and the surrounding metropolitan area; and a 95% interest in Cash Genie, which offers short-term consumer loans online in the United Kingdom.
Our vision is to be the global leader in providing customers with instant cash solutions where they want, when they want and how they want, and we are making the investments in both storefronts and technology platforms to achieve that vision.
At March 31, 2013, we operated a total of 1,403 locations, consisting of:

•	492 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	277 Mexico pawn stores (operating as Empeño Fácil or Empeñe su Oro;

•	20 Mexico buy/sell stores (operating as TUYO);

•	490 U.S. financial services stores (operating primarily as EZMONEY);

•	33 financial services stores in Canada (operating as CASHMAX );

•	36 buy/sell and financial services stores in Canada (operating as Cash Converters); and

•	48 Grupo Finmart locations in Mexico.
In addition, we are the franchisor for 9 franchised Cash Converters stores in Canada. We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 230 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 700 locations that buy and sell second-hand merchandise and offer financial services.
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

The following tables present stores by segment:

	Three Months Ended March 31, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,050	319	—	1,369	10
De novo	12	27	—	39	—
Acquired	—	—	—	—	—
Sold, combined, or closed	(4)	(1)	—	(5)	(1)
End of period	1,058	345	—	1,403	9

	Six Months Ended March 31, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	63	51	—	114	—
Acquired	12	20	—	32	—
Sold, combined, or closed	(4)	(1)	—	(5)	(1)
End of period	1,058	345	—	1,403	9

	Three Months Ended March 31, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	950	192	—	1,142	12
De novo	8	13	—	21	—
Acquired	15	45	—	60	—
Sold, combined, or closed	(3)	—	—	(3)	—
End of period	970	250	—	1,220	12

	Six Months Ended March 31, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	8	27	—	35	—
Acquired	40	45	—	85	—
Sold, combined, or closed	(11)	—	—	(11)	(1)
End of period	970	250	—	1,220	12

Pawn and Retail Activities
Our pawn stores make pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. At March 31, 2013, we had an aggregate pawn loan principal balance of $138.4 million, and the average pawn loan was approximately $125. We earn pawn service charge revenue on our pawn lending. In the current quarter, pawn service charges accounted for approximately 23% of our total revenues and 36% of our net revenues.
While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $140 to $145, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $70 U.S. dollars.
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
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At March 31, 2013, our total allowance was 4.4% of gross inventory compared to 6.5% at March 31, 2012 and 4.9% at September 30, 2012. Changes in the valuation allowance are charged to merchandise cost of goods sold.

Consumer Loan Activities
At March 31, 2013, our financial services stores and certain pawn stores in Texas offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain two types of consumer loans from the unaffiliated lenders. In all stores offering consumer loan credit services, customers can obtain single-payment unsecured consumer loans, with principal amounts up to $1,800 but averaging about $430. Terms of these loans are generally less than 30 days, averaging about 16 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 22% of the loan amount for our credit services offered in connection with single-payment loans. In the financial services stores offering credit services, customers can obtain longer-term unsecured multiple-payment loans from the unaffiliated lenders. There are two types of multiple-payment loans offered in connection with our credit services. All multiple-payment loans typically carry terms of about five months with ten equal installment payments, including principal amortization, due on customers’ paydays. Traditional multiple-payment loan principal amounts range from $1,525 to $3,000, but average about $2,205, and with each semi-monthly or bi-weekly installment payment, we earn a fee of 11% of the initial loan amount. Low dollar multiple-payment loan principal amounts range from $100 to $1,500, but average about $785. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13-14% of the initial loan amount. At March 31, 2013, single-payment loans comprised 92% of the balance of signature loans brokered through our credit services, and multiple-payment loans comprised the remaining 8%.
Outside of Texas, we earn loan fee revenue on our consumer loans. In our U.S. and Canada financial services stores and certain of our U.S. pawn stores, we offer single-payment loans subject to state or provincial law. The average single-payment loan amount is approximately $485 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount. In many of our U.S. financial services stores, we offer multiple-payment loans subject to state law. These multiple-payment loans carry a term of four to seven months, with a series of equal installment payments including principal amortization, due monthly, semi-monthly or on the customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,000, but average approximately $545.
At March 31, 2013, most of our U.S. financial services stores and certain of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $1,005. We earn a fee of 12.5% to 30% of auto title loan amounts. In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of two to five months with up to ten payments. Multiple payment auto title loan principal amounts range from $150 to $10,000, but average about $1,060, and we earn a fee of 2% to 41% of the initial loan amount.
EZCORP Online now operates in five states. In Louisiana and Missouri, we offer single-payment loans over the Internet, subject to state or provincial law. The average single-payment loan amount is approximately $300 and the term is generally less than 30 days. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 25% to 45% of the original principal amount of the loan. In Texas and Ohio, we offer credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers can obtain single-payment unsecured consumer loans, with principal amounts up to $1,000 but averaging about $400. Starting in April 2013, we also lend in South Dakota.
In Mexico, Grupo Finmart has approximately 70 active payroll withholding agreements with Mexican employers, primarily federal, state and local governments and agencies, and provides multiple-payment consumer loans to the agencies' employees. Interest and principal payments are collected through payroll deductions. The average loan is approximately $1,130 with a term of 32 months and annual rates ranging from 20% to 60%.
In the U.K., Cash Genie offers unsecured single payment loans with a fixed fee of 30% of the loan amount. Loans are generally due within 28 days and can be renewed; the average loan duration is 20 days. Principal loan amounts range from $115 to $760 but average $285.
Acquisitions
In the current quarter, we did not have any acquisitions.
In the current six-month period ended March 31, 2013, we acquired 12 pawn stores in the U.S. for $23.1 million and Go Cash (now EZCORP Online), a U.S. online lender, for $50.8 million. As part of these two acquisitions, we began store operations in the state of Arizona and online operations in four states. EZCORP Online has since started online operations in the state of Ohio, bringing the total number of states in which we operate to 26 at March 31, 2013. In the current six-month period, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO.” TUYO owns and operates 20 buy/sell stores in Mexico City and the surrounding metropolitan area. In the current six-month period, we increased our interest in Cash Genie, our online lending subsidiary in the U.K., from 72% to 95%.
International Growth
With continued execution of the our geographic and product diversification strategy, nearly 18% of our consolidated segment contribution in the current quarter was attributable to areas outside the United States, up from 10% in the prior year quarter. Total revenue in the Latin America and Other International segments combined increased 65% in the current quarter from the prior year quarter. These year-over year increases are the result of continued strength in our Empeño Fácil and Grupo Finmart businesses in Mexico, our Cash Genie business in the U.K.,the acquisition of controlling interests in TUYO, and our strategic investments in the United Kingdom and Australia.
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

Recent Regulatory Developments

Consumer Financial Protection Bureau

On April 24, 2013, the Consumer Financial Protection Bureau (the “CFPB”), which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including banks and other providers of consumer loans such as EZCORP, issued a report entitled “Payday Loans and Deposit Advance Products,” indicating that it has “engaged in an in-depth review of short-term small dollar loans, including payday loans.” The report discusses the initial findings of the CFPB regarding short-term payday loans provided by non-bank financial institutions like EZCORP and deposit account advances offered by depository institutions. While the CFPB acknowledges the clear demand for small dollar credit products, it does express concern regarding the risk of sustained use of these products by some consumers. The report reiterated that the CFPB has authority to adopt rules identifying unfair, deceptive or abusive practices in connection with the offering of consumer financial products and services. The report also indicated that the CFPB’s review suggested that the potential for consumer harm and the data gathered in its review warrant further attention to protect consumers and stated that the CFPB expects to use its authorities to provide such protections. Additionally, the CFPB indicated that the report did not focus on online lending and that the CFPB plans to conduct a similar analysis of online payday loan usage.

Texas

We offer short-term consumer loans in Texas through our CSO program in both storefronts and online. On April 22, 2013, the Texas Senate passed a bill that, if enacted into law, would adversely affect our consumer loan business in Texas, including caps on fees and other restrictions. The bill remains to be considered by the Texas House of Representatives. Currently, we do not know whether any bill will be passed by the Texas legislature, and if so, in what form. If new legislation is enacted in Texas, it could require us to alter or discontinue some or all of our consumer loan business in Texas, which could have a material adverse effect on our operations, prospects, results of operations and financial condition.

UK Office of Fair Trading

Cash Genie, our majority owned subsidiary, offers online in the United Kingdom and is subject to rules, regulations and guidance issued by the Office of Fair Trading (the “OFT”), as well as other applicable laws, rules and regulations. In February 2012, the OFT announced that it had launched a review of the payday lending sector in the United Kingdom to assess the sector’s compliance with the OFT’s guidelines and other relevant guidance and legal obligations. The OFT announced the findings of its review during the first quarter of 2013 and enumerated a number of expectations it has for payday lenders related to affordability assessments, rollovers, advertising, debt collection and consumer disclosures, among other expectations. Cash Genie has been following these published best practices since last year, and therefore, the recent OFT activity is not expected to have an adverse impact on its business.
Certain Accounting Matters
Critical Accounting Policies
With the exception of the policies described below, there have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2012.
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition was completed on December 20, 2012 and accounted for as an asset purchase. Since the acquisition, Go Cash (now EZCORP Online) has modified the following consumer loan policies:
Unsecured Consumer Loan Revenue and Bad Debt— Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date.   We do not accrue additional revenues on delinquent loans. All outstanding principal balances and fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue.
Recently Adopted Accounting Pronouncements
In December 2011, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the adoption of ASU 2011-11 did not have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, Comprehensive income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update requires entities to apply the amendments for periods beginning after December 15, 2012 and interim periods within those annual periods and to provide the required disclosures for all reporting periods presented. We adopted ASU 2013-03 on January 1, 2013, and the adoption did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. This update clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. We do not anticipate that the adoption of ASU 2012-04 will have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, Comprehensive income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update requires entities to apply the amendments for periods beginning after December 15, 2012 and interim periods within those annual periods and to provide the required disclosures for all reporting periods presented. We do not anticipate the adoption of ASU 2013-03 to have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date (except for obligations addressed within existing guidance in U.S. GAAP). Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate that the adoption of ASU 2013-04 will have a material effect on our financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) — Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate that the adoption of ASU 2013-05 will have a material effect on our financial position, results of operations or cash flows.
Reclassifications
In connection with our decentralization strategy, we have changed the accountability for, and reporting of, certain items in administrative expenses, depreciation and amortization. When directly related to a segment, these items have been included in segment contribution.When shared by multiple segments, these items are being allocated to the segment and included in their segment contribution. Prior year figures have been reclassified to conform to this presentation.

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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012
Consolidated Results of Operations
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended March 31, 2013 and 2012 (the “current quarter” and “prior year quarter," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Three Months Ended March 31,		Percentage Change
	2013	2012
	(in thousands)
Revenues:
Sales	$144,474	$148,172	(2.5)%
Pawn service charges	62,594	56,444	10.9%
Consumer loan fees	62,310	50,319	23.8%
Other	2,696	1,343	100.7%
Total revenues	272,074	256,278	6.2%
Cost of goods sold	89,269	88,190	1.2%
Consumer loan bad debt	8,880	6,466	37.3%
Net revenues	$173,925	$161,622	7.6%
Net income attributable to EZCORP, Inc.	$33,981	$37,261	(8.8)%
In the current quarter, consolidated total revenues increased 6%, or $15.8 million, to $272.1 million, compared to the prior year quarter. The increase was primarily driven by an 11% increase in pawn service charges and a 24% increase in consumer loan fees. Total sales (which includes merchandise sales and jewelry scrapping sales) decreased 2.5%, with merchandise sales increasing 6% and jewelry scrapping sales decreasing 18%. Other revenue increased $1.4 million in the current quarter compared to the prior year quarter. Net revenues of $173.9 million, increased $12.3 million, or 8%, and operations expense increased $18.9 million, or 22%. Corporate administrative expenses of $8.6 million decreased $3.4 million, or 28%. After a $1.5 million increase in depreciation and amortization, a $1.5 million increase in net interest expense, a $3.8 million decrease in income tax expense and the $0.8 million increase net income attributable to the noncontrolling interest, net income attributable to EZCORP decreased $3.3 million, or 9%, to $34.0 million.

Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$87,048	$85,498
Jewelry scrapping sales	40,671	49,414
Pawn service charges	54,512	50,505
Consumer loan fees	43,825	42,806
Other revenues	1,620	1,219
Total revenues	227,676	229,442
Merchandise cost of goods sold	51,167	50,499
Jewelry scrapping cost of goods sold	27,663	29,537
Consumer loan bad debt	6,864	5,878
Net revenues	141,982	143,528
Segment expenses:
Operations	85,477	75,364
Depreciation and amortization	4,909	3,390
(Gain) loss on sale or disposal of assets	(1)	25
Interest expense, net	15	—
Other (income) expense	(1)	909
Segment contribution	$51,583	$63,840
Other data:
Gross margin on merchandise sales	41.2%	40.9%
Gross margin on jewelry scrapping sales	32.0%	40.2%
Gross margin on total sales	38.3%	40.7%
Average pawn loan balance per pawn store at period end	$240	$236
Average yield on pawn loan portfolio (a)	162%	163%
Pawn loan redemption rate	84%	83%
Consumer loan bad debt as a percentage of consumer loan fees	15.7%	13.7%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues decreased $1.8 million from the prior year quarter to $227.7 million. Same store total revenues decreased $17.4 million, or 8%, and new and acquired stores net of closed stores contributed $15.6 million. In the current quarter we opened 12 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,058, a 9% increase over the prior year quarter.
Our current quarter pawn service charge revenue increased $4.0 million, or 8%, from the prior year quarter to $54.5 million. The overall increase was due to a higher average loan balance for the period to $136.4 million during the current quarter, a 9% increase in total and 3% increase on a same store basis. Same store pawn service charges increased $1.5 million, or 3%, with new and acquired stores net of closed stores contributing $2.5 million.
The current quarter merchandise sales gross profit increased $0.9 million, or 3%, from the prior year quarter to $35.9 million. Same store merchandise sales decreased $3.7 million and new and acquired stores net of closed stores contributed $5.2 million.

The slight increase in gross margin was due to a one-time inventory reserve adjustment in the current quarter. We typically evaluate our inventory reserves mid-year and at fiscal year-end.
Gross profit on jewelry scrapping sales decreased $6.9 million, or 35%, from the prior year quarter to $13.0 million. Jewelry scrapping revenues decreased $8.7 million, or 18%, due to an 18% decrease in gold volume and a 2% decrease in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $12.7 million, or 26%, and new and acquired stores contributed $4.0 million. Jewelry scrapping sales include the sale of approximately $3.9 million of loose diamonds removed from scrap jewelry in the current quarter and $4.0 million in the prior year quarter. Scrap cost of goods decreased $1.9 million, or 6%, as a result of the decrease in volume, partially offset by a 13% increase in average cost per gram of jewelry scrapped. The decrease in scrap sales and increase in cost is a function of a very competitive marketplace and our intention to gain market share.
The current quarter’s consumer loan fees increased $1.0 million, or 2%, to $43.8 million, over the prior year quarter. Same store consumer loan fees decreased $1.9 million, or 5%, with new and acquired stores net of closed stores contributing $2.9 million. Consumer loan bad debt as a percentage of fees was 16% in the current quarter compared to 14% in the prior year quarter, mostly due to the higher mix of new stores, new products and online generated loans. In the current quarter, the profitability of the financial services business continued to be negatively impacted as a result of ordinances enacted in Dallas, Austin and San Antonio. On April 22, 2013, the Texas Senate passed a bill that, if enacted into law, would adversely affect our consumer loan business in Texas, including caps on fees and other restrictions. The bill remains to be considered by the Texas House of Representatives. If adverse legislation is enacted in Texas, we may have to alter or discontinue some or all of our consumer loan business in Texas, which could have a material adverse effect on our results of operations and financial condition.
The current quarter's other revenues increased $0.4 million, over the prior year quarter to $1.6 million. The increase is mainly due to fees related to the Western Union agreement. In fiscal 2013 we began offering Western Union money transfer, money order and consumer bill payment services at 633 of our U.S. & Canada locations and expect to expand to all stores in the U.S. and Canada during the remainder of fiscal 2013.
Operations expense increased to $85.5 million (38% of revenues) in the current quarter from $75.4 million (33% of revenues) in the prior year quarter. The increase is due to higher operating costs resulting from new and acquired stores, as well as the costs associated with various business unit growth initiatives, which were recorded as operations expense. Depreciation and amortization increased $1.5 million, or 45%, from the prior year quarter to $4.9 million, mainly due to assets placed in service at new and acquired stores. The $0.9 million improvement in other income is due to a prior year loss on a gold hedging instrument. We did not hold any hedging instruments during the quarter.
In the current quarter, U.S. & Canada delivered a segment contribution of $51.6 million, a $12.3 million decrease compared to the prior year quarter, driven by the challenges related to jewelry merchandise sales and gold scrap sales. In the current quarter, the U.S. & Canada segment's contribution represented 82% of consolidated segment contribution compared to 90% in the prior year. Our expansion outside of the U.S. and Canada, both through de novo and acquisitions, continues to diversify our revenues and earnings composition. While the U.S. & Canada segment has experienced some challenges related to jewelry merchandise sales and gold scrap sales, the core elements of our business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$13,858	$9,499
Jewelry scrapping sales	2,897	3,761
Pawn service charges	8,082	5,939
Consumer loan fees	11,842	7,383
Other revenues	217	124
Total revenues	36,896	26,706
Merchandise cost of goods sold	8,010	5,381
Jewelry scrapping cost of goods sold	2,429	2,773
Consumer loan bad debt	(661)	508
Net revenues	27,118	18,044
Segment expenses:
Operations	16,401	11,090
Depreciation and amortization	1,771	2,404
Loss on sale or disposal of assets	14	2
Interest expense, net	2,802	1,769
Other (income) expense	(315)	13
Segment contribution	$6,445	$2,766
Other data:
Gross margin on merchandise sales	42.2%	43.4%
Gross margin on jewelry scrapping sales	16.2%	26.3%
Gross margin on total sales	37.7%	38.5%
Average pawn loan balance per pawn store at period end	$68	$66
Average yield on pawn loan portfolio (a)	195%	203%
Pawn loan redemption rate	76%	77%
Consumer loan bad debt as a percentage of consumer loan fees	(5.6)%	6.9%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 12.7 to 1, 3% stronger than the prior year quarter’s rate of 13.0 to 1. Total revenues increased 38% in U.S. dollars and 35% in peso terms. Total segment expenses increased 35% in U.S. dollars and 33% in peso terms. In the current quarter, we opened 27 de novo stores and closed one Grupo Finmart location.

The Latin America segment's total revenues increased $10.2 million, or 38%, in the current quarter to $36.9 million. Same store total revenues increased 6%, or $1.6 million, to $28.3 million, and new and acquired stores contributed $8.6 million. The overall increase in total revenues was mostly due to a $3.5 million increase in merchandise and jewelry scrapping sales, a $2.1 million increase in pawn service charges and a $4.5 million increase in consumer loan fees. The increase in consumer loan fees is partially due to the inclusion of a full quarter of Grupo Finmart's fees as opposed to two months in the prior year quarter.
Latin America’s pawn service charge revenues increased $2.1 million, or 36%, in the current quarter to $8.1 million. Same store pawn service charges increased $1.0 million, or 17%, to $6.9 million and new and acquired stores contributed $1.1 million. The increase was due to a 42% total and 21% same store increase in the average outstanding pawn loan balance during the period.

Merchandise gross profit increased $1.7 million, or 42%, from the prior year quarter to $5.8 million. The increase was due to a $1.2 million, or 12%, same store sales increase and $3.2 million in sales from new and acquired stores, offset by a 1.2 percentage point decrease in gross margin to 42%. The decrease in margin was due to a one-time inventory reserve adjustment and more aggressive pricing in general merchandise.
Gross profit on jewelry scrapping sales decreased $0.5 million, or 53%. Jewelry scrapping revenues decreased $0.9 million, or 23%, due to a 30% decrease in gold volume and a 5% decrease in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $1.4 million, or 36%, and new and acquired stores contributed $0.5 million. Scrap cost of goods decreased $0.3 million, or 12%, as a result of the decrease in volume, partially offset by a 6% increase in average cost per gram of jewelry scrapped. The decrease in scrap sales and increase in cost is a function of a very competitive marketplace and our intention to gain market share.
The Grupo Finmart acquisition in the prior year quarter marked our initial entry into the non-secured loan business in Mexico. In the current quarter, Grupo Finmart contributed consumer loan fees of $11.8 million, with a benefit in bad debt, due to the sale of past due loans and recoveries of loans previously written off to bad debt expense.
Operations expense increased to $16.4 million (44% of revenues) in the current quarter from $11.1 million (42% of revenues) in the prior year quarter. The increase is due to higher operating costs resulting from the addition of 72 Empeño Fácil stores since the prior year quarter, the inclusion Grupo Finmart and TUYO's expenses and other growth initiatives. Depreciation and amortization decreased 26%, or $0.6 million, from the prior year quarter to $1.8 million, mainly due to a change in in the useful life of Grupo Finmart's government contract intangible asset.
The $1.0 million increase in interest expense is due to the inclusion of Grupo Finmart for the entire quarter compared to only two months in the prior year quarter. At March 31, 2013 Grupo Finmart had $98.3 million of third-party debt outstanding, which is non-recourse to EZCORP, at a weighted average interest rate of 13%, compared to $100.9 million of outstanding debt at a 15% weighted average interest rate in the prior year quarter. The decrease in interest rate is due to the refinancing of various debt instruments at lower interest rates.
In the current quarter, the $9.1 million increase in net revenues was partially offset by the $5.4 million higher expenses, resulting in a $3.7 million increase in contribution for the Latin America segment. For the current quarter Latin America's segment contribution represented 10% of consolidated segment contribution compared to 4% a year ago, making Latin America our fastest growing segment.

Other International
The following table presents selected financial data for the Other International segment:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Consumer loan fees	$6,643	$130
Other revenues	859	—
Total revenues	7,502	130
Consumer loan bad debt	2,677	80
Net revenues	4,825	50
Segment expenses:
Operations expense	3,669	170
Depreciation and amortization	143	14
Interest income, net	(1)	—
Equity in net income of unconsolidated affiliates	(4,125)	(4,577)
Segment contribution	$5,139	$4,443
Other data:
Consumer loan bad debt as a percent of consumer loan fees	40%	62%
On April 14, 2012, we acquired a 72% interest in Cash Genie, an online lending business in the U.K., and on November 14, 2012, we acquired an additional 23% interest, increasing our ownership percentage from 72% to 95%, with the remaining 5% held by local management.
In the current quarter, the segment's consumer loan fees were $6.6 million, with bad debt as a percentage of fees at 40%. The segment's $0.9 million in other revenues represent fees from a consulting agreement with Albermarle & Bond. Under the terms of the agreement we were engaged to assess, identify and implement improvements in their gold and diamond supply chains and labor optimization.
Operations expense during the current quarter was $3.7 million with depreciation and amortization at $0.1 million.
Our equity in the net income of unconsolidated affiliates decreased $0.5 million, or 10%, from the prior year to $4.1 million. The decrease is due to a 31% decrease in Albemarle & Bond's net income in the first half of fiscal 2013, partially offset by Cash Converters International's strong performance.
In the current quarter, the $4.8 million increase in net revenues was mostly offset by the $3.5 million increase in operations expense and the $0.5 million decrease in our equity in the net income of unconsolidated affiliates. Segment contribution from the Other International segment increased $0.7 million to $5.1 million. For the current quarter, the segment's contribution represents 8% of total contribution compared to 6% in the prior year quarter.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Segment contribution	$63,167	$71,049
Corporate expenses:
Administrative	8,603	11,998
Depreciation and amortization	1,940	1,451
Interest expense, net	937	477
Other (income) expense	721	(120)
Consolidated income before income taxes	50,966	57,243
Income tax expense	16,086	19,870
Net income	34,880	37,373
Net income attributable to noncontrolling interest	899	112
Net income attributable to EZCORP, Inc.	$33,981	$37,261

Administrative expenses decreased $3.4 million, or 28%, due to decreases in compensation related expenses, professional fees and miscellaneous expenses. Interest expense increased $0.5 million, or 96%, due to greater utilization of our revolver. Depreciation and amortization increased $0.5 million, or 34%, due to new assets placed in service as a result of investment in infrastructure to support our globalization strategy. The $0.7 million other expense was due to foreign currency transaction losses.
Consolidated income before taxes decreased $6.3 million, or 11%, to $51.0 million. The $3.7 million and $0.7 million increase in contribution from the Latin America and Other International segments respectively, and the $1.6 million decrease in corporate expenses, were offset by a $12.3 million decrease in contribution from the U.S. & Canada segment. The decrease in contribution from the U.S. & Canada segment was due to a combination of reduced gross profit on jewelry scrapped and an increase in operating costs to support a rapidly growing store base.
Income tax expense was $16.1 million, 31.6% of pre-tax income, compared to $19.9 million, 34.7% of pre-tax income in the prior year quarter. The decrease in the effective tax rate when compared to the prior year quarter was due to a one-time recognition of a tax benefit from foreign net operating losses.
In the current quarter, net income attributable to EZCORP decreased $3.3 million, or 9%, to $34.0 million, after the $0.9 million of net income attributable to the noncontrolling interest.

Six Months Ended March 31, 2013 vs. Six Months Ended March 31, 2012
The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2013 and 2012 (the “current six-month period” and “prior year six-month period," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Six Months Ended March 31,		Percentage Change
	2013	2012
	(in thousands)
Revenues:
Sales	$285,981	$291,469	(1.9)%
Pawn service charges	128,618	116,236	10.7%
Consumer loan fees	127,075	95,407	33.2%
Other	7,526	2,039	269.1%
Total revenues	549,200	505,151	8.7%
Cost of goods sold	176,969	172,010	2.9%
Consumer loan bad debt	22,954	17,491	31.2%
Net revenues	$349,277	$315,650	10.7%
Net income attributable to EZCORP, Inc.	$64,698	$76,613	(15.6)%
In the current six-month period, consolidated total revenues increased 9%, or $44.0 million, to $549.2 million, compared to the prior year six-month period. The increase was primarily driven by an 11% increase in pawn service charges, a 33% increase in consumer loan fees and an 8% increase in merchandise sales, partially offset by an 18% decrease in jewelry scrapping sales. Other revenue increased $5.5 million in the current six-month period compared to the prior year six-month period. Net revenues of $349.3 million, increased $33.6 million, or 11%, and operations expense increased $43.6 million or 26%. Administrative expenses of $22.3 million decreased $1.4 million, or 6%. After a $3.9 million increase in depreciation and amortization, a $4.6 million increase in net interest expense, a $7.4 million decrease in income tax expense and the $2.2 million increase in net income attributable to the noncontrolling interest, net income attributable to EZCORP decreased $11.9 million, or 16%, to $64.7 million.

Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$167,513	$162,050
Jewelry scrapping sales	82,813	102,280
Pawn service charges	112,722	104,875
Consumer loan fees	89,784	87,818
Other revenues	4,414	1,795
Total revenues	457,246	458,818
Merchandise cost of goods sold	97,899	93,950
Jewelry scrapping cost of goods sold	56,820	62,687
Consumer loan bad debt	18,345	16,768
Net revenues	284,182	285,413
Segment expenses:
Operations	172,920	150,358
Depreciation and amortization	9,011	6,613
(Gain) loss on sale or disposal of assets	28	(175)
Interest expense	32	4
Other income	(5)	(151)
Segment contribution	$102,196	$128,764
Other data:
Gross margin on merchandise sales	41.6%	42.0%
Gross margin on jewelry scrapping sales	31.4%	38.7%
Gross margin on total sales	38.2%	40.7%
Average pawn loan balance per pawn store at period end	$240	$236
Average yield on pawn loan portfolio (a)	164%	162%
Pawn loan redemption rate	83%	82%
Consumer loan bad debt as a percentage of consumer loan fees	20.4%	19.1%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues stayed relatively constant compared to the prior year six-month period at $457.2 million. Same store total revenues decreased $30.7 million, or 7%, and new and acquired stores net of closed stores contributed $29.1 million. In the current six-month period, we acquired 12 pawn stores in the U.S. for $23.1 million and Go Cash, a U.S. online lender, for $50.8 million. As part of these acquisitions, we began store operations in the state of Arizona and online operations in four states, including the state of Ohio, bringing the total number of states in which we operate to 26 at March 31, 2013. In the current six-month period we opened 63 de novo locations bringing our total number of stores in the U.S. & Canada to 1,058, a 9% increase over the prior year six-month period.
In the current six-month period, pawn service charge revenue increased $7.8 million, or 7%, from the prior year six-month period to $112.7 million. The overall increase was due to a higher average loan balance during the period of $137.8 million, a 6% increase in total and 1% increase on a same store basis. Same store pawn service charges increased $3.6 million, or 3%, with new and acquired stores net of closed stores contributing $4.2 million. The same store improvement was due to a 2 percentage point improvement in yield, driven primarily by rate increases in Nevada and operational improvements in Texas.
The current six-month period merchandise sales gross profit increased $1.5 million, or 2%, from the prior year six-month period to $69.6 million. Same store merchandise sales decreased $3.5 million, or 2%, and new and acquired stores net of closed stores contributed $9.0 million. Gross margin on merchandise sales was 41.6%, which was basically flat to the prior year six-month period.
Gross profit on jewelry scrapping sales decreased $13.6 million, or 34%, from the prior year six-month period to $26.0 million. Jewelry scrapping revenues decreased $19.5 million, or 19%, due to a 24% decrease in gold volume partially offset by a 2% increase in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $26.2 million, or 26%, and new and acquired stores contributed $6.7 million. Jewelry scrapping sales include the sale of approximately $7.2 million of loose diamonds removed from scrap jewelry in the current six-month period and $5.6 million in the prior year six-month period. Scrap cost of goods decreased $5.9 million, or 9%, as a result of the decrease in volume, partially offset by a 15% increase average cost per gram of jewelry scrapped. The decrease in scrap sales and increase in cost is a function of a very competitive marketplace and our intention to gain market share.
The current six-month period's consumer loan fees increased $2.0 million, or 2%, to $89.8 million, over the prior year six-month period. Consumer loan bad debt as a percentage of fees was 20% in the current six-month period compared to 19% in the prior year six-month period, mostly due to the higher mix of new stores, new products and online generated loans. In the current six-month period, the profitability of the financial services business was negatively impacted as a result of ordinances enacted in Dallas, Austin and San Antonio. On April 22, 2013, the Texas Senate passed a bill that, if enacted into law, would adversely affect our consumer loan business in Texas, including caps on fees and other restrictions. The bill remains to be considered by the Texas House of Representatives. If adverse legislation is enacted in Texas, we may have to alter or discontinue our consumer loan business in Texas, which could have a material adverse effect on our results of operations and financial condition.
The current six-month period's other revenues increased $2.6 million over the prior year six-month period to $4.4 million. The increase is mainly due to fees related to the Western Union agreement. In fiscal 2013, we began offering Western Union money transfer, money order and consumer bill payment services at 633 of our U.S. & Canada locations and expect to expand to all stores in the U.S. and Canada during the remainder of the year.
Operations expense increased to $172.9 million (38% of revenues) in the current six-month period from $150.4 million (33% of revenues) in the prior year six-month period. The increase is due to higher operating costs resulting from new and acquired stores, as well as the costs associated with various business unit growth initiatives, which were recorded as operations expense. Depreciation and amortization increased 36%, or $2.4 million, from the prior year six-month period to $9.0 million, mainly due to assets placed in service at new and acquired stores. The $0.1 million decrease in other income is due to a prior year gain on a gold hedging instrument.
In the current six-month period, U.S. & Canada delivered a segment contribution of $102.2 million, a 21% decrease compared to the prior year six-month period, driven by the challenges related to jewelry merchandise sales and gold scrap sales. In the current six-month period, the U.S. & Canada segment's contribution represented 80% of consolidated segment contribution compared to 89% in the prior year six-month period. Our expansion outside of the U.S. and Canada, both through de novo and acquisitions, continues to diversify our revenues and earnings composition. While the U.S. & Canada segment has experienced some challenges related to jewelry merchandise sales and gold scrap sales, the core elements of our business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$28,975	$19,841
Jewelry scrapping sales	6,680	7,298
Pawn service charges	15,896	11,361
Consumer loan fees	23,719	7,383
Other revenues	1,871	244
Total revenues	77,141	46,127
Merchandise cost of goods sold	16,779	10,326
Jewelry scrapping cost of goods sold	5,471	5,047
Consumer loan bad debt	(1,709)	508
Net revenues	56,600	30,246
Segment expenses:
Operations	32,142	18,056
Depreciation and amortization	3,446	3,174
Loss on sale or disposal of assets	14	1
Interest expense, net	5,415	1,733
Other (income) expense	(295)	16
Segment contribution	$15,878	$7,266
Other data:
Gross margin on merchandise sales	42.1%	48.0%
Gross margin on jewelry scrapping sales	18.1%	30.8%
Gross margin on total sales	37.6%	43.4%
Average pawn loan balance per pawn store at period end	$68	$66
Average yield on pawn loan portfolio (a)	190%	198%
Pawn loan redemption rate	76%	77%
Consumer loan bad debt as a percentage of consumer loan fees	(7.2)%	6.9%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current six-month period results from Mexican pesos to U.S. dollars was 12.8 to 1, 4% stronger than the prior year six-month period's rate of 13.3 to 1. Total revenues increased 67% in U.S. dollars and 62% in peso terms. Total segment operating expenses increased 77% in U.S. dollars and 70% increase in peso terms. In the current six-month period, we opened 51 de novo stores, and on November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO.” TUYO owns and operates 20 buy/sell stores in Mexico City and the surrounding metropolitan area and is included in our current year to date results.

The Latin America segment's total revenues increased $31.0 million, or 67%, in the current six-month period to $77.1 million. Same store total revenues increased 10%, or $4.6 million, to $50.7 million, and new and acquired stores contributed $26.4 million. The overall increase in total revenues was partly due to the inclusion of revenues from our majority owned subsidiaries. Grupo Finmart's $24.7 million in total revenues in the current six-month period compared to $7.4 million in the prior year six-month period. Excluding Grupo Finmart and TUYO, total revenues increased $12.9 million due to an $8.5 million increase in merchandise and jewelry scrapping sales, a $4.5 million increase in pawn service charges and a $0.7 million increase in other revenues.

Latin America’s pawn service charge revenues increased $4.5 million, or 40%, in the current six-month period to $15.9 million. Same store pawn service charges increased 21%, or $2.4 million, to $13.7 million and new and acquired stores contributed $2.1 million. The increase was due to a 46% total and 23% same store increase in the average outstanding pawn loan balance during the period.
Merchandise gross profit increased $2.7 million, or 28%, from the prior year six-month period to $12.2 million. The increase was due to a $3.2 million, or 16%, same store sales increase and $5.9 million in sales from new and acquired stores offset by a 5.9 percentage point decrease in gross margin to 42%. The decrease in margin was due to a one-time inventory reserve adjustment in the prior year six-month period and more aggressive pricing to move aged merchandise.
Gross profit on jewelry scrapping sales decreased $1.0 million, or 46%, to $1.2 million. Jewelry scrapping revenues decreased $0.6 million, or 8%, due to a 15% decrease in gold volume and a 1% decrease in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $1.8 million, or 25%, and new and acquired stores contributed $1.2 million. Scrap cost of goods increased $0.4 million, or 8%, as the decrease in volume was offset by the 13% increase in cost per gram processed.
The Grupo Finmart acquisition in the second quarter of fiscal 2012 marked our initial entry into the non-secured loan business in Mexico. In the current six-month period, Grupo Finmart contributed consumer loan fees of $23.7 million and other revenues of $1.0 million, with a benefit in bad debt, due to the sale of past due loans and recoveries of loans previously written off to bad debt expense.
Operations expense increased to $32.1 million (42% of revenues) in the current six-month period from $18.1 million (39% of revenues) in the prior year six-month period. The increase is due to higher operating costs resulting from the addition of 72 Empeño Fácil stores since the prior year six-month period, the inclusion Grupo Finmart and TUYO's expenses and other growth initiatives. Depreciation and amortization increased 9%, or $0.3 million from the prior year six-month period to $3.4 million, mainly due to new assets placed in service at new stores and acquisition related assets.
The $3.7 million increase in interest expense is due to debt acquired as part of the Grupo Finmart acquisition. At March 31, 2013 Grupo Finmart had $98.3 million of third-party debt outstanding, which is non-recourse to EZCORP, at a weighted average interest rate of 13%, compared to $100.9 million of outstanding debt at a 15% weighted average interest rate at March 31, 2012. The decrease in interest rate is due to the refinancing of various debt instruments at lower interest rates.
In the current six-month period, the $26.4 million increase in net revenues was partially offset by the $17.8 million higher expenses, resulting in a $8.6 million increase in contribution for the Latin America segment. For the current six-month period, Latin America's segment contribution represented 12% of consolidated segment contribution compared to 5% a year ago, making Latin America our fastest growing segment.

Other International
The following table presents selected financial data for the Other International segment:

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Consumer loan fees	$13,572	$206
Other revenues	1,241	—
Total revenues	14,813	206
Consumer loan bad debt	6,318	215
Net revenues	8,495	(9)
Segment expenses:
Operations	7,747	768
Depreciation and amortization	219	36
Interest income, net	(1)	—
Equity in net income of unconsolidated affiliates	(9,163)	(8,738)
Other income	(69)	(64)
Segment contribution	$9,762	$7,989
Other data:
Consumer loan bad debt as a percent of consumer loan fees	47%	104%
On April 14, 2012, we acquired a 72% interest in Cash Genie, an online lending business in the U.K., and on November 14, 2012, we acquired an additional 23% interest, increasing our ownership percentage from 72% to 95%, with the remaining 5% held by local management.
In the current six-month period, Cash Genie's consumer loan fees were $13.6 million with bad debt as a percentage of fees at 47%. The segment's $1.2 million in other revenues represent fees from a consulting agreement with Albermarle & Bond. Under the terms of the agreement we were engaged to assess, identify and implement improvements in their gold and diamond supply chains and labor optimization.
Operations expense during the current quarter was $7.7 million with depreciation and amortization at $0.2 million.
Our equity in the net income of unconsolidated affiliates increased $0.4 million, or 5%, from the prior year to $9.2 million. This increase is due to strong performance by Cash Converters International and partially offset by Albemarle & Bond. In the current six-month period, we acquired an additional 12,430,000 ordinary shares of Cash Converters International as part of a share placement, maintaining our ownership percentage of approximately 33%. We expect the new funds to be used to finance expansion and drive future earnings growth.
In the current six-month period, the $8.5 million increase in net revenues and the $0.4 million million increase in our equity in the net income of unconsolidated affiliates were partially offset by a $7.0 million increase in operations expense and a $0.2 million increase in depreciation and amortization. Segment contribution from the Other International segment increased $1.8 million to $9.8 million. For the current six-month period, the segment's contribution represents 8% of total contribution compared to 6% in the prior year six-month period.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Segment contribution	$127,836	$144,019
Corporate expenses:
Administrative	22,274	23,652
Depreciation and amortization	3,739	2,691
Interest expense, net	1,944	1,060
Other (income) expense	273	(118)
Consolidated income before income taxes	99,606	116,734
Income tax expense	32,571	40,009
Net income	67,035	76,725
Net income attributable to noncontrolling interest	2,337	112
Net income attributable to EZCORP, Inc.	$64,698	$76,613

Administrative expenses decreased $1.4 million, or 6% mainly due to decreases in compensation related expenses, professional fees and miscellaneous expenses. Interest expense increased $0.9 million, or 83%, due to greater utilization of our revolver. Depreciation and amortization increased $1.0 million, or 39%, due to new assets placed in service as a result of investment in infrastructure to support our globalization strategy. The $0.4 million change in other income or expense was due to due to foreign currency transaction losses in the current six-month period as opposed to gains in the prior year six-month period.
Consolidated income before taxes decreased $17.1 million, or 15%, to $99.6 million due to a $8.6 million and $1.8 million increase in contribution from the Latin America and Other International segments respectively, offset by a $26.6 million decrease in contribution from the U.S. & Canada segment and a $0.9 million increase in corporate expenses. The $26.6 million decrease in contribution from the U.S. & Canada segment was due to a combination of reduced gross profit on jewelry scrapped and an increase in operating costs to support a rapidly growing store base.
Income tax expense was $32.6 million, 32.7% of pre-tax income compared to 34.3% in the prior year six-month period. The effective tax rate for the six-month period ended March 31, 2013 was lowered by a one-time recognition of a tax benefit from state and foreign net operating losses.
In the current six-month period, net income attributable to EZCORP decreased $11.9 million, or 16%, to $64.7 million, after the $2.3 million of net income attributable to the noncontrolling interest.
LIQUIDITY AND CAPITAL RESOURCES
In the current six-month period, our $94.2 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $91.7 million, $2.5 million in dividends from Albemarle & Bond, $2.3 million in dividends from Cash Converters International, net of (ii) $2.3 million of normal, recurring changes in operating assets and liabilities. In the prior year six-month period, our $95.1 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $90.8 million, $2.6 million in dividends from Albemarle & Bond, $2.2 million in dividends from Cash Converters International, net of (ii) $0.5 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flows from operations between the current and prior year period are due to the increase in non-cash items partially offset by the decrease in net income, an increase in total inventory, increases in prepaid expenses and internally developed software costs, and a reduction in income taxes payable.
The $49.8 million of net cash used in investing activities during the current six-month period was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. We invested $11.0 million in Cash Converters International as part of a share placement. We invested $12.3 million in cash to acquire 12 pawn stores in the U.S. and to acquire a 51% interest in TUYO. Other significant investments in the period were the $23.5 million in additions of property and equipment and the $3.0 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral.
The net effect of these and other smaller cash flows was a $7.0 million decrease in cash on hand, providing a $41.4 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations*	$170,794	$27,727	$103,589	$39,478	$—
Interest on long-term debt obligations**	30,148	11,474	16,004	2,670	—
Operating lease obligations	243,970	59,094	93,717	51,286	39,873
Capital lease obligations	1,181	525	656	—	—
Interest on capital lease obligations	130	88	42	—	—
Deferred consideration	12,000	—	12,000	—	—
Total	$458,223	$98,908	$226,008	$93,434	$39,873
* Excludes debt premium related to Grupo Finmart
** Future interest on long-term obligations calculated on interest rates effective at the balance sheet date
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At March 31, 2013, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $22.7 million. Of that total, $6.2 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2012, these collectively amounted to $17.9 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 490 U.S. EZMONEY financial services stores, 208 adjoin an EZPAWN store. The lease agreements at approximately 94% of the remaining 282 free-standing EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores.
In the remaining six months of the fiscal year ending September 30, 2013, we plan to open 2 to 5 pawn stores in the U.S., 23 to 33 pawn stores in Mexico and 12 to 22 financial services stores in the U.S. (most of which will follow our store-within-a-store format). The aggregate investment for this de novo activity is expected to be approximately $7.0 million of capital expenditures plus the funding of working capital and start-up losses. The number of planned new store openings in the remaining six months may change depending on business conditions in each market. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four-year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2013 and expect to remain in compliance based on our expected future performance. At March 31, 2013, we had borrowed $74.0 million. We also issued a $1.7 million letter of credit, leaving $99.3 million available on our revolving credit facility. The outstanding bank letter of credit was required under our workers' compensation insurance program.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
At the beginning of the current six-month period, we had an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities, with 1.2 million shares remaining for issuance. During the current six-month period, we issued all the remaining shares in connection with the acquisition of 12 pawn stores in Arizona, and as of the end of the six-month period, have no remaining shares covered by the registration statement.
On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities (and related guarantees), equity securities, warrants to purchase debt or equity securities, stock purchase contracts and stock purchase units. The proceeds of any offering and sale under that registration statement will be used for general corporate purposes, including debt reduction or refinancing, acquisitions, capital expenditures and working capital. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities. As of March 31, 2013, we had not issued any securities under this registration statement.
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
We include an allowance for expected LOC losses in “Accounts payable and other accrued expenses” on our balance sheet. At March 31, 2013, the allowance for expected LOC losses was $1.7 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $22.7 million. This amount includes principal, interest and insufficient funds fees.
We have no other off-balance sheet arrangements.
CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES
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
Our earnings are affected by changes in interest rates as some of our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining six months of the fiscal year ending September 30, 2013, our interest expense during that period would increase by approximately $288,000. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at March 31, 2013.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments in Albemarle & Bond and Cash Converters International, our Empeño Fácil pawn operations, TUYO retail operations and Grupo Finmart operations in Mexico, our operations in Canada and our Cash Genie operations in the U.K. Albemarle & Bond and Cash Genie's functional currency is the British pound, Cash Converters’ International functional currency is the Australian dollar, Empeño Fácil and Grupo Finmart’s functional currency is the Mexican peso and our Canada operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended December 31, 2012 (included in our March 31, 2013 results on a three-month lag) was an immaterial decrease to stockholders’ equity. The translation adjustment from Cash Genie also represents the weakening in the British pound, resulting in a $2.5 million decrease to stockholders' equity. On March 31, 2013, the British pound weakened to £1.00 to $1.5189 U.S. from $1.6153 at December 31, 2012.
The translation adjustment from Cash Converters International representing the strengthening in the Australian dollar during the quarter ended December 31, 2012 (included in our March 31, 2013 results on a three-month lag) was a $2.1 million increase to stockholders’ equity. On March 31, 2013, the Australian dollar strengthened to $1.00 Australian dollar to $1.0416 U.S. from $1.0371 at December 31, 2012.
The translation adjustment from Latin America representing the strengthening of the Mexican peso during the quarter ended March 31, 2013 was a $8.0 million increase to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On March 31, 2013, the peso strengthened to $1.00 Mexican peso to $0.0809 U.S. from $0.0770 at December 31, 2012.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the quarter ended March 31, 2013 was a $0.3 million decrease to stockholders' equity. On March 31, 2013, the Canadian dollar weakened to $1.00 Canadian dollar to $0.9823 U.S. from $1.0031 at December 31, 2012.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2012, as well as by the following:
Regulation by the U.S. Consumer Financial Protection Bureau — The U.S. Consumer Financial Protection Bureau (the “CFPB”), which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, such as EZCORP, recently issued a report following an in-depth review of short-term small dollar loans, including payday loans. While the CFPB acknowledges the clear demand for small dollar credit products, it does express concern regarding the risk of sustained use of these products by some consumers. The CFPB reiterated its authority to adopt rules identifying unfair, deceptive or abusive practices in connection with the offering of consumer financial products and services and stated that it expects to use its authority to provide such protections. There can be no assurance that rules ultimately adopted by the CFPB will not adversely affect our ability to continue to offer consumer loans or the profitability of that business.
Proposed Texas Legislation — On April 22, 2013, the Texas Senate passed a bill that, if enacted into law, would adversely affect our consumer loan business in Texas. This bill includes caps on fees, limitations on the amounts that can be loaned, limitations on the number of refinancings, cooling off periods and other restrictions. The bill remains to be considered by the Texas House of Representatives. Currently, we do not know whether any bill will be passed by the Texas legislature, and if so, in what form. If new adverse legislation is enacted in Texas, it could require us to alter or discontinue some or all of our consumer loan business in Texas. Further, if no legislation is enacted at the state level, then various municipalities may consider and enact ordinances that restrict short-term consumer loans (as Dallas, Austin, San Antonio and several other cities have already done). These actions could have a material adverse effect on our operations, prospects, results of operations and financial condition.

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013, March 31, 2012 and September 30, 2012; (ii) Consolidated Statements of Income for the three and six months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and March 31, 2012 (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and March 31, 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 10, 2013	/s/ Jeffrey S. Byal
Jeffrey S. Byal Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013, March 31, 2012 and September 30, 2012; (ii) Consolidated Statements of Income for the three and six months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and March 31, 2012 (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and March 31, 2012; and (v) Notes to Consolidated Financial Statements.