Form 10-Q
period 2013-06-30
EZCORP INC
filed 2013-08-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of June 30, 2013, 51,230,843 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data (unaudited)

EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012	September 30, 2012
	(in thousands)

Assets:
Current assets:
Cash and cash equivalents	$45,955	$50,774	$48,477
Restricted cash	3,132	1,051	1,145
Pawn loans	154,095	147,477	157,648
Consumer loans, net	42,717	28,764	34,152
Pawn service charges receivable, net	28,590	26,092	29,401
Consumer loan fees receivable, net	35,610	25,729	30,416
Inventory, net	122,503	94,421	109,214
Deferred tax asset	15,716	18,226	14,984
Income tax receivable	12,937	9,383	10,511
Prepaid expenses and other assets	37,377	40,268	45,451
Total current assets	498,632	442,185	481,399
Investments in unconsolidated affiliates	146,707	125,309	126,066
Property and equipment, net	110,312	100,242	108,131
Restricted cash, non-current	2,182	—	4,337
Goodwill	426,148	366,286	374,663
Intangible assets, net	64,533	37,166	45,185
Non-current consumer loans, net	82,631	54,479	61,997
Other assets, net	23,056	10,108	16,229
Total assets (1)	$1,354,201	$1,135,775	$1,218,007
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$33,525	$31,126	$21,085
Current capital lease obligations	533	395	594
Accounts payable and other accrued expenses	68,960	54,487	64,104
Other current liabilities	22,640	14,848	14,821
Customer layaway deposits	7,912	6,740	7,238
Total current liabilities	133,570	107,596	107,842
Long-term debt, less current maturities	198,374	175,740	198,836
Long-term capital lease obligations	521	764	995
Deferred tax liability	8,948	7,788	7,922
Deferred gains and other long-term liabilities	16,451	13,250	13,903
Total liabilities (2)	357,864	305,138	329,498
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	56,837	44,864	53,681
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; authorized 54 million shares; issued and outstanding: 51,230,843 at June 30, 2013, 48,223,698 at June 30, 2012; and 48,255,536 at September 30, 2012	512	482	482
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	317,258	266,653	268,626
Retained earnings	624,620	527,231	565,803
Accumulated other comprehensive loss	(2,920)	(8,623)	(113)
EZCORP, Inc. stockholders’ equity	939,500	785,773	834,828
Total liabilities and stockholders’ equity	$1,354,201	$1,135,775	$1,218,007
Assets and Liabilities of Grupo Finmart Securitization Trust
(1) Our consolidated assets as of June 30, 2013 and September 30, 2012 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities: Restricted cash, non-current, $2.2 million as of June 30, 2013 and $4.3 million as of September 30, 2012; Consumer loans, net, $34.3 million as of June 30, 2013 and $33.6 million as of September 30, 2012; Consumer loan fees receivable, net, $7.4 million as of June 30, 2013 and $7.7 million as of September 30, 2012; Intangible assets, net, $2.2 million as of June 30, 2013 and $2.6 million as of September 30, 2012; and total assets, $46.1 million as of June 30, 2013 and $48.2 million as of September 30, 2012.
(2) Our consolidated liabilities as of June 30, 2013 and September 30, 2012 include $32.3 million and $32.7 million, respectively, of long-term debt for which the creditors of Grupo Finmart's securitization trust do not have recourse to EZCORP, Inc.
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$86,576	$75,286	$281,262	$256,271
Jewelry scrapping sales	26,288	40,530	113,579	147,066
Pawn service charges	60,397	55,656	187,812	170,880
Consumer loan fees	59,234	51,753	183,119	143,594
Other revenues	2,671	1,348	10,169	3,351
Total revenues	235,166	224,573	775,941	721,162
Merchandise cost of goods sold	51,050	43,842	164,711	147,621
Jewelry scrapping cost of goods sold	20,377	27,116	80,993	92,807
Consumer loan bad debt	12,518	10,689	34,496	27,269
Net revenues	151,221	142,926	495,741	453,465
Operating expenses:
Operations	104,230	85,200	309,346	248,014
Administrative	12,644	9,857	34,918	33,509
Depreciation and amortization	8,968	7,019	24,629	18,965
Loss on sale or disposal of assets	178	313	220	108
Total operating expenses	126,020	102,389	369,113	300,596
Operating income	25,201	40,537	126,628	152,869
Interest income	(471)	(133)	(787)	(486)
Interest expense	4,108	1,030	11,814	4,180
Equity in net income of unconsolidated affiliates	(4,328)	(4,197)	(13,491)	(12,935)
Other expense (income)	96	160	—	(157)
Income from continuing operations before income taxes	25,796	43,677	129,092	162,267
Income tax expense	9,139	12,718	42,084	52,664
Income from continuing operations, net of tax	16,657	30,959	87,008	109,603
Loss from discontinued operations, net of tax	(21,497)	(1,248)	(24,813)	(3,167)
Net (loss) income	(4,840)	29,711	62,195	106,436
Net income from continuing operations attributable to redeemable noncontrolling interest	1,041	1,188	3,378	1,300
Net (loss) income attributable to EZCORP, Inc.	$(5,881)	$28,523	$58,817	$105,136

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.29	$0.58	$1.56	$2.13
Discontinued operations	$(0.40)	$(0.02)	$(0.46)	$(0.06)
Basic (loss) earnings per share	$(0.11)	$0.56	$1.10	$2.07

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.29	$0.58	$1.56	$2.12
Discontinued operations	$(0.40)	$(0.02)	$(0.46)	$(0.06)
Diluted (loss) earnings per share	$(0.11)	$0.56	$1.10	$2.06

Weighted average shares outstanding:
Basic	54,196	51,162	53,465	50,769
Diluted	54,255	51,340	53,540	51,042

Net income from continuing operations attributable to EZCORP, Inc.	$15,616	$29,771	$83,630	$108,303
Loss from discontinued operations attributable to EZCORP, Inc.	(21,497)	(1,248)	(24,813)	(3,167)
Net (loss) income attributable to EZCORP, Inc.	$(5,881)	$28,523	$58,817	$105,136
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net (loss) income	$(4,840)	$29,711	$62,195	$106,436
Other comprehensive income (loss):
Foreign currency translation loss	(15,529)	(8,513)	(950)	(10,887)
Effective portion of cash flow hedge	500	—	500	—
Unrealized holding loss arising during period	(1,457)	(108)	(1,721)	(846)
Income tax benefit (provision)	1,189	(948)	(1,848)	1,563
Other comprehensive loss, net of tax	(15,297)	(9,569)	(4,019)	(10,170)
Comprehensive (loss) income	$(20,137)	$20,142	$58,176	$96,266
Attributable to redeemable noncontrolling interest:
Net income	1,041	1,188	3,378	1,300
Foreign currency translation loss	(3,321)	(2,789)	(1,212)	(2,293)
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(2,280)	(1,601)	2,166	(993)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(17,857)	$21,743	$56,010	$97,259
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Operating Activities:
Net income	$62,195	$106,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,732	19,891
Consumer loan loss provision	19,982	12,136
Deferred income taxes	245	(644)
Other adjustments	73	—
Loss on sale or disposal of assets	6,060	138
Stock compensation	5,202	5,191
Income from investments in unconsolidated affiliates	(13,491)	(12,935)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(4,203)	1,150
Inventory, net	(51)	(874)
Prepaid expenses, other current assets, and other assets, net	(13,119)	(4,845)
Accounts payable and accrued expenses	7,330	(12,100)
Customer layaway deposits	588	(182)
Deferred gains and other long-term liabilities	439	722
Excess tax benefit from stock compensation	(321)	(1,582)
Income taxes receivable/payable	(5,664)	(8,370)
Dividends from unconsolidated affiliates	8,418	5,560
Net cash provided by operating activities	99,415	109,692
Investing Activities:
Loans made	(682,184)	(571,683)
Loans repaid	451,182	382,854
Recovery of pawn loan principal through sale of forfeited collateral	181,461	179,681
Additions to property and equipment	(33,351)	(33,193)
Acquisitions, net of cash acquired	(14,940)	(125,249)
Investments in unconsolidated affiliates	(11,018)	—
Net cash used in investing activities	(108,850)	(167,590)
Financing Activities:
Proceeds from exercise of stock options	45	647
Excess tax benefit from stock compensation	321	1,582
Taxes paid related to net share settlement of equity awards	(3,596)	(1,153)
Change in restricted cash	96	(1,085)
Proceeds from revolving line of credit	403,131	594,809
Payments on revolving line of credit	(385,964)	(502,575)
Proceeds from bank borrowings	21,637	343
Payments on bank borrowings and capital lease obligations	(28,001)	(8,164)
Net cash provided by used in financing activities	7,669	84,404
Effect of exchange rate changes on cash and cash equivalents	(756)	299
Net increase (decrease) in cash and cash equivalents	(2,522)	26,805
Cash and cash equivalents at beginning of period	48,477	23,969
Cash and cash equivalents at end of period	$45,955	$50,774
Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$192,150	$177,490
Issuance of common stock due to acquisitions	$38,705	$17,984
Deferred consideration	$25,872	$916
Contingent consideration	$248	$23,000
Accrued additions to property and equipment	$107	$177
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Stock compensation	—	—	5,191	—	—	5,191
Stock options exercised	201	2	645	—	—	647
Issuance of common stock due to acquisitions	635	7	17,992	—	—	17,999
Release of restricted stock	159	2	—	—	—	2
Excess tax benefit from stock compensation	—	—	1,580	—	—	1,580
Taxes paid related to net share settlement of equity awards	—	—	(1,153)	—	—	(1,153)
Unrealized loss on available-for-sale securities	—	—	—	—	(550)	(550)
Foreign currency translation adjustment	—	—	—	—	(7,327)	(7,327)
Net income attributable to EZCORP, Inc.	—	—	—	105,136	—	105,136
Balances at June 30, 2012	51,194	$512	$266,653	$527,231	$(8,623)	$785,773

Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
Stock compensation	—	—	5,202	—	—	5,202
Stock options exercised	18	—	45	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	400	4	—	—	—	4
Excess tax benefit from stock compensation	—	—	321	—	—	321
Taxes paid related to net share settlement of equity awards	—	—	(3,596)	—	—	(3,596)
Effective portion of cash flow hedge	—	—	—	—	500	500
Unrealized loss on available-for-sale securities	—	—	—	—	(1,120)	(1,120)
Foreign currency translation adjustment	—	—	—	—	(2,272)	(2,272)
Net income attributable to EZCORP, Inc.	—	—	—	58,817	—	58,817
Balances at June 30, 2013	54,201	$542	$317,258	$624,620	$(2,920)	$939,500
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, INC.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to discontinued operations (described in Note 2) and acquired businesses (described in Note 3). The accompanying financial statements should be read with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2012. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three and nine months ended June 30, 2013 (the “current quarter” and "current nine-month period") are not necessarily indicative of the results of operations for the full fiscal year. Certain prior period balances have been reclassified to conform to the current presentation and to reflect adjustments to purchase price allocations that were updated as additional information became available.
The consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of June 30, 2013, we own 60% of the outstanding equity interests in Prestaciones Finmart, S.A. de C.V., SOFOM, E.N.R. (“Grupo Finmart"), doing business under the brands "Crediamigo" and "Adex," 95% of Ariste Holding Limited and its affiliates ("Cash Genie"), and 51% of Renueva Comercial S.A. de C.V. ("TUYO"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
Significant Accounting Policies
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
Unsecured Consumer Loan Revenue and Bad Debt — Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date.   We do not accrue additional revenues on delinquent loans. All outstanding principal balances and fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue.
Derivative Instruments and Hedging Activities — We recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.
We enter into derivative contracts that we intend to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, we formally document the hedging relationship and its risk‑management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is redesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.
In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.
Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the adoption of ASU 2011-11 did not have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update addresses implementation issues about the scope of ASU 2011-11. The amendments in this ASU clarify that the scope of the disclosures under U.S. GAAP is limited to derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse purchase agreements, securities borrowing and securities lending transactions that are offset in accordance with FASB ASC 210-20-45 Balance Sheet—Offsetting—Other Presentation Matters, or FASB ASC 815-10-45 Derivatives and Hedging — Overall — Other Presentation Matters, or subject to a master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. This update requires entities to apply the amendments for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and to provide the required disclosures retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the early adoption of ASU 2013-01 did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This update applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. We do not anticipate the adoption of ASU 2013-03 will have a material effect on our financial position, results of operations or cash flows.
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
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update requires entities to apply the amendments for periods beginning after December 15, 2012 and interim periods within those annual periods and to provide the required disclosures for all reporting periods presented. We do not anticipate the adoption of ASU 2013-03 will have a material effect on our financial position, results of operations or cash flows.
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
NOTE 2: DISCONTINUED OPERATIONS
During the third quarter of fiscal 2013, our Board of Directors approved a plan to close 107 legacy stores in a variety of locations (the “Reorganization”). These stores are generally older, smaller stores that do not fit our future growth profile. We will continue to execute our growth plan by adding approximately 15 new stores during our fourth fiscal quarter, broadening our online selling and lending channels, and adding numerous new products across the portfolio of companies in order to better serve our customers in the formats they desire and with the products and services they want.
The Reorganization includes:

▪
57 stores in Mexico, 52 of which are small, jewelry-only asset group formats. We will continue to operate 235 full-service SWS stores under the Empeño Fácil brand, and expect to continue our rapid storefront growth in Mexico, ending fiscal year 2013 with approximately 245 locations. Neither Empeño Fácil, TUYO, nor Grupo Finmart are gold dependent and together they make up Latin America, our fastest growing segment.

▪
29 stores in Canada, where we are in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consists of stores that are not optimal for that model because of location or size. We will continue to operate 46 full-service buy/sell and financial services center stores under the Cash Converters brand in Canada and the United States.

▪
20 financial services stores in Dallas, Texas and the State of Florida, where we are exiting both locations primarily to onerous regulatory requirements. After the Reorganization we will continue to operate 472 financial services stores in the United States. In addition, one jewelry-only concept store will be closed, which was our only jewelry-only store in the United States.

In connection with the Reorganization, we incurred charges for lease termination costs, asset and inventory write-down to net realizable liquidation value, uncollectible receivables, and employee severance costs. We recognized $23.8 million of pre-tax charges related to the Reorganization during the third quarter ended June 30, 2013. These exit costs have been recorded as part of loss from discontinued operations in our condensed consolidated statements of operations.

The following table summarizes the termination costs recognized in our third quarter ended June 30, 2013 financial statements related to the Reorganization:

Three Months Ended June 30, 2013
(in thousands)
Lease termination costs	$9,099
Employee severance	1,023
Inventory write-down to liquidation value	7,801
Fixed asset write-down to liquidation value	5,840
Total termination costs related to the reorganization	$23,763

As of June 30, 2013, no cash payments had been made with regard to the recorded termination costs.

The accrued Reorganization charges are included in “Accounts payable and accrued liabilities” in our consolidated balance sheets and in “Loss from discontinued operations, net of tax” in the condensed consolidated statements of operations.

Discontinued operations in the three-month periods ended June 30, 2013 and 2012 include $3.2 million and $4.4 million of revenues and $1.8 million and $1.4 million pre-tax operating losses from stores being closed respectively. The nine-month periods ended June 30, 2013 and 2012 include $11.6 million and $12.9 million of revenues and $5.5 million and $3.2 of pre-tax operating losses from stores being closed.

The table below summarizes the pre-tax operating losses by operating segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
U.S. & Canada
Net revenues	$1,495	$1,510	$4,519	$4,667
Operating expenses	2,942	2,576	8,980	7,334
Operating loss from discontinued operations before taxes	(1,447)	(1,066)	(4,461)	(2,667)
Total termination costs related to the reorganization	13,427	—	13,427	—
Loss from discontinued operations before taxes	(14,874)	(1,066)	(17,888)	(2,667)
Income tax benefit (provision)	839	33	1,010	(107)
Loss from discontinued operations, net of tax	$(14,035)	$(1,033)	$(16,878)	$(2,774)

Latin America
Net revenues	$752	$821	$2,483	$2,775
Operating expenses	1,076	1,128	3,482	3,337
Operating loss from discontinued operations before taxes	(324)	(307)	(999)	(562)
Total termination costs related to the reorganization	10,336	—	10,336	—
Loss from discontinued operations before taxes	(10,660)	(307)	(11,335)	(562)
Income tax benefit	3,198	92	3,400	169
Loss from discontinued operations, net of tax	$(7,462)	$(215)	$(7,935)	$(393)

Consolidated
Net revenues	$2,247	$2,331	$7,002	$7,442
Operating expenses	4,018	3,704	12,462	10,671
Operating loss from discontinued operations before taxes	(1,771)	(1,373)	(5,460)	(3,229)
Total termination costs related to the reorganization	23,763	—	23,763	—
Loss from discontinued operations before taxes	(25,534)	(1,373)	(29,223)	(3,229)
Income tax benefit	4,037	125	4,410	62
Loss from discontinued operations, net of tax	$(21,497)	$(1,248)	$(24,813)	$(3,167)

NOTE 3: ACQUISITIONS
Go Cash
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition of assets was completed on December 20, 2012 and accounted for as a business combination. No liabilities were assumed other than trade payables and accounts payable incurred prior to closing in the ordinary course of business, which were approximately $0.2 million.
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

The total purchase price is performance-based and will be determined over a period of four years following the closing. A minimum of $50.8 million will be paid, of which $27.8 million was paid at closing, $11.0 million will be paid on November 10, 2013, $6.0 million will be paid on November 10, 2014, and $6.0 million will be paid on November 10, 2015. The performance consideration element will be based on the net income generated by the "Post-Closing Business Unit" (which will include all of our online consumer lending business). Within a specified period after the end of each of the first four years following the closing, we will make a contingent supplemental payment equal to the difference between (a) the adjusted net income for such year, multiplied by 6.0, and (b) all consideration payments previously paid. Each payment may be made, in our sole discretion, in cash or in the form of shares of EZCORP Class A Non-Voting Common Stock. The initial payment was made in the form of 1,400,198 shares of EZCORP Class A Non-Voting Common Stock.
The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $50.8 million, has been preliminarily valued at zero as of June 30, 2013. The three and nine month periods ended June 30, 2013 include $2.3 million and $3.9 million in total revenues and $2.4 million and $5.6 million in operating losses related to EZCORP Online.
TUYO
On November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO”, for approximately $1.1 million. As of June 30, 2013, TUYO owned and operated 19 stores in Mexico City and the surrounding metropolitan area. In these stores, TUYO buys quality used merchandise from customers and then resells that merchandise to other customers. TUYO also sells refurbished or other merchandise acquired in bulk from wholesalers. As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, on a consolidated basis.
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

The fair value of the TUYO redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates of 10% and 18% representing discounts for lack of control and lack of marketability respectively that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of TUYO was determined using a multiple of future earnings. We expect the recorded values related to the noncontrolling interest at June 30, 2013 to approximate fair value.

Other
On April 26, 2013, Grupo Finmart, our 60% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. A minimum of $3.5 million will be paid, of which $2.7 million was paid at closing with the remaining due on January 2, 2017. The performance consideration element will be based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $3.5 million, has been preliminarily valued at zero as of June 30, 2013. As this acquisition was individually immaterial, we present its related information on a consolidated basis.
On June 30, 2013, Grupo Finmart, purchased a consumer loan portfolio for total consideration of approximately $1.3 million. The total purchase price is performance-based and will be determined over the life of the loan portfolio. As this acquisition was individually immaterial, we present its related information on a consolidated basis.
The nine-month period ended June 30, 2013, includes the December 2012 acquisition of 12 pawn locations in Arizona, which was a new state of operation for EZCORP. As this acquisition was individually immaterial, we present its related information on a consolidated basis.
The following tables provide information related to the acquisitions of domestic and foreign retail and financial services locations during the nine months ended June 30, 2013:

	Nine Months Ended June 30, 2013
	Go Cash	Other Acquisitions
Number of asset purchase acquisitions	1	1
Number of stock purchase acquisitions	—	3

U.S. stores acquired	—	12
Foreign stores acquired	—	26
Total stores acquired	—	38

	Nine Months Ended June 30, 2013
	Go Cash	Other Acquisitions
	(in thousands)
Consideration:
Cash	$—	$17,980
Equity instruments	27,776	10,929
Contingent consideration	—	248
Deferred consideration	23,000	2,872
Fair value of total consideration transferred	50,776	32,029
Cash acquired	—	(3,040)
Total purchase price	$50,776	$28,989

	Nine Months Ended June 30, 2013
	Go Cash	Other Acquisitions
	(in thousands)
Current assets:
Pawn loans	$—	$5,714
Consumer loans, net	—	902
Service charges and fees receivable, net	23	714
Inventory, net	—	2,441
Prepaid expenses and other assets	120	508
Total current assets	143	10,279
Property and equipment, net	268	1,078
Goodwill	38,128	17,187
Intangible assets	12,315	619
Non-current consumer loans, net	—	3,011
Other assets	124	314
Total assets	50,978	32,488
Current liabilities:
Accounts payable and other accrued expenses	202	560
Customer layaway deposits	—	103
Total current liabilities	202	663
Total liabilities	202	663
Redeemable noncontrolling interest	—	2,836
Net assets acquired	$50,776	$28,989

Goodwill deductible for tax purposes	$38,128	$—

Indefinite-lived intangible assets acquired:
Domain name	$215	$—
Definite-lived intangible assets acquired (1):
Non-compete agreements	$—	$30
Internally developed software	$12,100	$66
Contractual relationship	$—	$523
(1) The weighted average useful life of definite-lived intangible assets acquired is five years.
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. The purchase price allocation of assets acquired in the most recent twelve month period is preliminary as we continue to receive information regarding the acquired assets. Transaction related expenses for the nine-month periods ended June 30, 2013 and 2012 of approximately $0.5 million and $1.7 million, respectively, were expensed as incurred and recorded as administrative expenses. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.
Grupo Finmart
On January 30, 2012, we acquired a 60% interest in Grupo Finmart (formerly known as Crediamigo), a specialty consumer finance company headquartered in Mexico City, with 45 loan servicing locations throughout the country, for total consideration of $60.1 million, net of cash acquired. This amount includes contingent consideration related to two earn out payments. If certain financial performance targets are achieved, during calendar years 2012 and 2013, we will make a payment to the sellers of $12.0 million, each year, for a total amount of $24.0 million. The Grupo Finmart purchase price allocation presented below includes a fair value amount of $23.0 million attributable to the contingent consideration payments. The first contingent consideration payment of approximately $12.0 million was paid in April 2013.

Pursuant to the Master Transaction Agreement, the sellers have a put option with respect to their remaining shares of Grupo Finmart. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Grupo Finmart in temporary equity. The fair value of the Grupo Finmart redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement at acquisition was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. We expect the recorded values related to the noncontrolling interest at June 30, 2013 to approximate fair value.
Cash Genie
On April 14, 2012, we acquired a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K. under the name "Cash Genie." As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, on a combined basis.
Pursuant to the acquisition agreement, the sellers have a put option with respect to their remaining shares of Cash Genie. Each seller has the right to sell their Cash Genie shares to EZCORP during the exercise period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Cash Genie in temporary equity.
On November 14, 2012, a seller exercised his option with respect to his remaining shares. This transaction increased our ownership percentage to 95%, and was treated as an equity transaction and not an adjustment to the purchase price of our initial controlling interest acquisition of Cash Genie. The details of the transaction are described further in Note 9.
On August 1, 2013, a seller exercised his option with respect to his remaining shares. As of August 1, 2013, we own 100% of Cash Genie's ordinary shares. The details of the transaction are described further in Note 18.
Other
In fiscal 2012, we acquired 50 locations in the U.S. and one in Canada. As these acquisitions were individually immaterial, we present their related information on a consolidated basis.

The following table provides information related to the acquisitions of domestic and foreign retail and financial services locations in fiscal 2012:

	Fiscal Year Ended September 30, 2012
	Grupo Finmart	Other Acquisitions
	(in thousands)
Current assets:
Pawn loans	$—	$6,781
Consumer loans, net	8,935	3,641
Service charges and fees receivable, net	18,844	1,940
Inventory, net	—	5,911
Deferred tax asset	—	238
Prepaid expenses and other assets	3,543	204
Total current assets	31,322	18,715
Property and equipment, net	2,326	4,061
Goodwill	99,486	99,747
Non-current consumer loans, net	56,120	—
Intangible assets	16,400	3,980
Other assets	7,497	294
Total assets	213,151	126,797
Current liabilities:
Accounts payable and other accrued expenses	6,853	5,496
Customer layaway deposits	—	808
Current maturities of long-term debt	22,810	—
Other current liabilities	—	257
Total current liabilities	29,663	6,561
Long-term debt, less current maturities	86,872	—
Deferred tax liability	171	113
Total liabilities	116,706	6,674
Redeemable noncontrolling interest	36,300	9,557
Net assets acquired	$60,145	$110,566

Per FASB ASC 805-10-25, adjustments to provisional purchase price allocation amounts made during the measurement period, shall be recorded as if the accounting for the business combination had been completed at the acquisition date. Thus, the acquirer shall revise comparative information for prior periods presented in financial statements. The amounts above and our consolidated balance sheet as of June 30, 2012 reflect all measurement period adjustments recorded since the acquisition date. These adjustments include a $0.3 million decrease in current assets, a $47.0 million decrease in other assets, a $1.4 million decrease in current liabilities, and a $1.0 million decrease in long-term liabilities, for a net change in goodwill of $44.9 million.
NOTE 4: EARNINGS PER SHARE
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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP, Inc.	$15,616	$29,771	$83,630	$108,303
Loss from discontinued operations, net of tax	(21,497)	(1,248)	(24,813)	(3,167)
Net (loss) income attributable to EZCORP (A)	(5,881)	28,523	58,817	105,136

Weighted average outstanding shares of common stock (B)	54,196	51,162	53,465	50,769
Dilutive effect of stock options and restricted stock	59	178	75	273
Weighted average common stock and common stock equivalents (C)	54,255	51,340	53,540	51,042

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc.	$0.29	$0.58	$1.56	$2.13
Discontinued operations	(0.40)	(0.02)	(0.46)	(0.06)
Basic (loss) earnings per share	$(0.11)	$0.56	$1.10	$2.07

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc.	$0.29	$0.58	$1.56	$2.12
Discontinued operations	(0.40)	(0.02)	(0.46)	(0.06)
Diluted (loss) earnings per share	$(0.11)	$0.56	$1.10	$2.06

Potential common shares excluded from the calculation of diluted earnings per share	—	117	—	36
NOTE 5: STRATEGIC INVESTMENTS
At June 30, 2013, we owned 16,644,640 ordinary shares of Albemarle & Bond Holdings, PLC ("Albemarle & Bond"), representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method. Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our nine-month periods ended June 30, 2013 and 2012 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2012 to March 31, 2013 and July 1, 2011 to March 31, 2012, respectively.
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

At June 30, 2013, we owned 136,848,000 shares, or approximately 33%, of Cash Converters International Limited ("Cash Converters International"), a publicly traded company headquartered in Perth, Australia. Cash Converters International franchises and operates a worldwide network of over 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom. Those shares include 12,430,000 shares that we acquired in November 2012 for approximately $11.0 million in cash as part of a share placement. Our total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our nine-month periods ended June 30, 2013 and 2012 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2012 to March 31, 2013 and July 1, 2011 to March 31, 2012, respectively.
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

	June 30,		September 30,
	2013	2012	2012
	(in thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$52,252	$51,156	$51,812
Fair value	33,920	63,677	65,109
Cash Converters International:
Recorded value	$94,455	$74,153	$74,254
Fair value	133,732	80,894	100,705

On April 19, 2013, Albemarle & Bond announced that it expected profits for their full fiscal year (ending June 30, 2013) to be materially below market expectations, citing reduction in gold buying profit and pressures on its pawn loan business due to the challenging gold environment and increased competition. In addition Albemarle & Bond's Board of Directors announced that their CEO would step down earlier than planned and their former CEO and non-executive Chairman would assume the CEO role until a permanent replacement is found.

At June 30, 2013, the fair value of our investment in Albemarle & Bond Holdings, PLC was less than our recorded value. We currently believe that the fair value decline is temporary due to the recent global gold environment challenges and the absence of a permanent CEO.
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of each major class of indefinite-lived intangible assets at the specified dates:

	June 30,		September 30,
	2013	2012	2012
	(in thousands)
Pawn licenses	$8,836	$8,836	$8,836
Trade name	9,654	9,621	9,845
Domain name	215	—	—
Goodwill	426,148	366,286	374,663
Total	$444,853	$384,743	$393,344

The following tables present the changes in the carrying value of goodwill, by segment, over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663
Acquisitions	53,033	2,282	—	55,315
Goodwill impairment	(29)	—	—	(29)
Effect of foreign currency translation changes	(2)	(1,446)	(2,353)	(3,801)
Balances at June 30, 2013	$277,308	$111,237	$37,603	$426,148

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2011	$163,897	$9,309	$—	$173,206
Acquisitions	57,750	99,486	39,338	196,574
Effect of foreign currency translation changes	(1)	(2,752)	(741)	(3,494)
Balances at June 30, 2012	$221,646	$106,043	$38,597	$366,286

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at the specified dates:

	June 30,						September 30,
	2013			2012			2012
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Real estate finders’ fees	$1,518	$(578)	$940	$1,373	$(553)	$820	$1,457	$(590)	$867
Non-compete agreements	4,079	(3,290)	789	4,356	(2,993)	1,363	4,504	(3,290)	1,214
Favorable lease	1,001	(361)	640	1,159	(409)	750	1,159	(436)	723
Franchise rights	1,519	(143)	1,376	1,559	(82)	1,477	1,625	(102)	1,523
Deferred financing costs	11,647	(5,868)	5,779	9,441	(4,874)	4,567	10,584	(3,459)	7,125
Contractual relationship	14,818	(2,217)	12,601	11,726	(2,299)	9,427	14,517	(1,075)	13,442
Internally developed software	25,399	(1,934)	23,465	—	—	—	1,344	(19)	1,325
Other	280	(42)	238	333	(28)	305	321	(36)	285
Total	$60,261	$(14,433)	$45,828	$29,947	$(11,238)	$18,709	$35,511	$(9,007)	$26,504

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Amortization expense	$1,598	$1,162	$3,643	$3,086
Operations expense	64	49	131	103
Interest expense	820	569	2,344	1,164
Total expense from the amortization of definite-lived intangible assets	$2,482	$1,780	$6,118	$4,353
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	(in thousands)
2013	$1,754	$31	$867
2014	6,887	121	2,485
2015	6,213	109	1,425
2016	6,157	106	559
2017	5,874	106	443
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 7: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at June 30, 2013 and 2012 and September 30, 2012:

	June 30, 2013		June 30, 2012		September 30, 2012
	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200,000 due 2015	$122,500	$—	$114,700	$—	$130,000	$—
Capital lease obligations	1,054	—	1,159	—	1,589	—
Non-recourse to EZCORP:
Secured foreign currency line of credit up to $3,840 due 2014	1,562	124	2,803	210	2,629	199
Secured foreign currency line of credit up to $19,200 due 2015	8,929	—	58,455	9,004	16,073	—
Secured foreign currency line of credit up to $23,035 due 2017	23,035	—	6,903	—	11,263	—
Consumer loans facility due 2017	32,251	—	—	—	32,679	—
10% unsecured notes due 2013	508	—	1,570	—	1,766	—
15% unsecured notes due 2013	13,272	514	—	—	14,262	1,334
16% unsecured notes due 2013	—	—	5,013	174	5,248	108
20% unsecured notes due 2013	—	—	11,725	1,511	—	—
10% unsecured notes due 2014	9,008	—	906	—	963	—
11% unsecured notes due 2014	111	—	—	—	—	—
8.5 % unsecured notes due 2015	15,905	—	—	—	—	—
10% unsecured notes due 2015	421	—	402	—	427	—
15% secured notes due 2015	4,275	436	—	—	4,488	597
18% secured notes due 2015	—	—	4,273	611	—	—
10% unsecured notes due 2016	122	—	116	—	123	—
Total long-term obligations	232,953	1,074	208,025	11,510	221,510	2,238
Less current portion	34,058	815	31,521	—	21,679	1,497
Total long-term and capital lease obligations	$198,895	$259	$176,504	$11,510	$199,831	$741

On May 10, 2011, we entered into a new senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four-year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired our $17.5 million outstanding debt. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. No other terms of our senior secured credit agreement were modified.
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the banks' base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants, restrict dividend payments and limit other and non-recourse debt. At June 30, 2013, we were in compliance with all covenants. We expect the recorded value of our debt to approximate its fair value, as it is all variable rate debt and carries no pre-payment penalty, and would be considered a Level 2 estimate within the fair value hierarchy.

At June 30, 2013, $122.5 million was outstanding under our revolving credit agreement. We also issued a $1.8 million letter of credit, leaving $75.7 million available on our revolving credit facility. The outstanding bank letters of credit were required under our workers' compensation insurance program and for our international office in Miami, Florida.
Deferred financing costs related to our credit agreement are included in intangible assets, net on the balance sheet and are being amortized to interest expense over the term of the agreement.
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. Non-recourse debt amounts in the table above represent Grupo Finmart’s third party debt. All lines of credit are guaranteed by Grupo Finmart's loan portfolio. Interest on lines of credit due 2014 and 2015 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 6% to 9%. The line of credit due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The line of credit due 2015 requires monthly payments of $0.9 million with the remaining principal due at maturity. The 15% secured notes require monthly payments of $0.1 million with remaining principal due at maturity.
At acquisition, we performed a valuation to determine the fair value of Grupo Finmart's debt. As a result, we recorded a debt premium on Grupo Finmart’s debt. This debt premium is being amortized as a reduction of interest expense over the life of the debt. The fair value was determined by using an income approach, specifically the discounted cash flows method based on the contractual terms of the debt and risk adjusted discount rates. The significant inputs used for the valuation are not observable in the market and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. We expect the recorded value of our debt at June 30, 2013 to approximate its fair value and to be considered a Level 3 estimate within the fair value hierarchy.
On July 10, 2012, Grupo Finmart entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a non-recourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The securitization agreement calls for a two-year revolving period in which the trust will use principal collections of the consumer loan portfolio to acquire additional collection rights up to $115.2 million in eligible loans from Grupo Finmart. Upon the termination of the revolving period, the collection received by the trust will be used to repay the debt. Grupo Finmart will continue to service the underlying loans in the trust.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
As of June 30, 2013, borrowings under the securitization borrowing facility amounted to $32.3 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 6.8% as of June 30, 2013. The debt issued by the trust will be paid solely from the collections of the consumer loans transferred to the trust, and therefore there is no recourse to Grupo Finmart or EZCORP.
On May 15, 2013, Grupo Finmart issued and sold $30.0 million of 8.5% Global Registered Notes due November 16, 2015. Notes with an aggregate principal amount of $14.0 million were purchased by EZCORP and therefore eliminated in consolidation. Grupo Finmart used a portion of the net proceeds of the offering to repay existing indebtedness, and used the remaining portion for general operating purposes.
NOTE 8: COMMON STOCK, OPTIONS AND STOCK COMPENSATION
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross compensation costs	$2,148	$1,953	$5,202	$5,191
Income tax benefits	(727)	(650)	(1,746)	(1,666)
Net compensation expense	$1,421	$1,303	$3,456	$3,525
In the current three-month period ended June 30, 2013, stock option exercises resulted in the issuance of 15,000 shares for nominal proceeds. In the current nine-month period ended June 30, 2013, stock option exercises resulted in the issuance of 18,000 shares for nominal proceeds. In the prior year three-month period ended June 30, 2012, stock option exercises resulted in the issuance of 5,400 shares for nominal proceeds. In the prior year nine-month period ended June 30, 2012, stock option exercises resulted in the issuance of 201,298 shares for total proceeds of $0.6 million. All options and restricted stock are related to our Class A Non-voting Common Stock.
NOTE 9: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interests as of June 30, 2013 and 2012:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of September 30, 2011	$—
Acquisition of redeemable noncontrolling interest	45,857
Net income attributable to redeemable noncontrolling interests	1,300
Foreign currency translation adjustment attributable to noncontrolling interests	(2,293)
Balance as of June 30, 2012	$44,864

Balance as of September 30, 2012	$53,681
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(7,981)
Net income attributable to redeemable noncontrolling interests	3,378
Contribution to maintain ownership percentage	6,135
Foreign currency translation adjustment attributable to noncontrolling interests	(1,212)
Balance as of June 30, 2013	$56,837
On November 1, 2012, we acquired a 51% interest in TUYO (see Note 3 for details).
On November 14, 2012, we acquired an additional 23% of the ordinary shares outstanding of Cash Genie, our U.K. online lending business, for $10.4 million, increasing our ownership percentage from 72% to 95%, with the remaining 5% held by local management. The consideration paid to the selling shareholder was paid in the form of 592,461 shares of EZCORP Class A Non-Voting Common Stock. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the initial controlling interest acquisition of Cash Genie. On August 1, 2013, we acquired the remaining ordinary shares that were held by local management for $0.6 million. As of August 1, 2013, we own 100% of Cash Genie's ordinary shares.
On April 1, 2013, Grupo Finmart completed a $15.3 million equity offering to its existing shareholders for the purpose of strengthening its balance sheet as it continues to seek additional debt to fund loan originations. EZCORP invested $9.2 million with the noncontrolling interest shareholders investing the remaining $6.1 million, which maintained our ownership at 60% and the noncontrolling shareholders' ownership at 40%.
NOTE 10: INCOME TAXES
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
The current quarter’s effective tax rate from continuing operations is 35.4% of pretax income compared to 29.1% for the prior year quarter. The effective rate for the quarter ended June 30, 2012 was lower due to the decision in that quarter to treat foreign earnings as being permanently reinvested, with a resultant reversal of prior period deferred tax liabilities in that quarter. The current quarter's effective tax rate for the tax benefit from discontinued operations is 15.8% compared to 9.1% for the prior year quarter.
For the current nine-month period, the effective tax rate from continuing operations is 32.6% compared to 32.5% in the prior year nine-month period. For the current nine-month period, the effective tax rate for the tax benefit from discontinued operations is 15.1% compared to 1.9% for the prior year nine-month period.

The effective tax rate for discontinued operations is lower than the effective tax rate from continuing operations due to the inclusion of discontinued operations in Canada for which a valuation allowance has previously been recognized, resulting in no current benefit.
The effective tax rate for the three-month period ended June 30, 2013 was higher due to a reduction in foreign taxable income which is taxed at a lower rate than the U.S. rate. The effective tax rate from continuing operations for the nine-month period ended June 30, 2013 was lowered by a recognition of a tax benefit from tax credits not previously reported.
NOTE 11: CONTINGENCIES
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity.
NOTE 12: OPERATING SEGMENT INFORMATION
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
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three and nine-month periods ending June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$71,464	$15,112	$—	$86,576
Jewelry scrapping sales	26,288	—	—	26,288
Pawn service charges	52,505	7,892	—	60,397
Consumer loan fees	40,279	12,864	6,091	59,234
Other revenues	1,058	1,034	579	2,671
Total revenues	191,594	36,902	6,670	235,166
Merchandise cost of goods sold	41,795	9,255	—	51,050
Jewelry scrapping cost of goods sold	20,285	92	—	20,377
Consumer loan bad debt	9,994	685	1,839	12,518
Net revenues	119,520	26,870	4,831	151,221
Segment expenses:
Operations	84,194	16,513	3,523	104,230
Depreciation and amortization	4,905	1,854	118	6,877
Loss on sale or disposal of assets	174	4	—	178
Interest (income) expense, net	(25)	2,790	—	2,765
Equity in net income of unconsolidated affiliates	—	—	(4,328)	(4,328)
Other expense	—	57	—	57
Segment contribution	$30,272	$5,652	$5,518	$41,442
Corporate expenses:
Administrative				12,644
Depreciation and amortization				2,091
Interest expense, net				872
Other expense				39
Income from continuing operations before income taxes				25,796
Income tax expense				9,139
Income from continuing operations, net of tax				16,657
Loss from discontinued operations, net of tax				(21,497)
Net loss				(4,840)
Net income from continuing operations attributable to redeemable noncontrolling interest				1,041
Net loss attributable to EZCORP, Inc.				$(5,881)

	Three Months Ended June 30, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$65,221	$10,065	$—	$75,286
Jewelry scrapping sales	37,298	3,232	—	40,530
Pawn service charges	49,969	5,687	—	55,656
Consumer loan fees	37,492	10,381	3,880	51,753
Other revenues	643	547	158	1,348
Total revenues	190,623	29,912	4,038	224,573
Merchandise cost of goods sold	38,174	5,668	—	43,842
Jewelry scrapping cost of goods sold	24,337	2,779	—	27,116
Consumer loan bad debt	8,806	632	1,251	10,689
Net revenues	119,306	20,833	2,787	142,926
Segment expenses:
Operations	70,666	11,722	2,812	85,200
Depreciation and amortization	3,608	1,942	94	5,644
Loss (gain) on sale or disposal of assets	93	(3)	223	313
Interest expense (income), net	16	22	(1)	37
Equity in net income of unconsolidated affiliates	—	—	(4,197)	(4,197)
Other expense (income)	497	(14)	(441)	42
Segment contribution	$44,426	$7,164	$4,297	$55,887
Corporate expenses:
Administrative				9,857
Depreciation and amortization				1,375
Interest expense, net				860
Other expense				118
Income from continuing operations before income taxes				43,677
Income tax expense				12,718
Income from continuing operations, net of tax				30,959
Loss from discontinued operations, net of tax				(1,248)
Net income				29,711
Net income from continuing operations attributable to redeemable noncontrolling interest				1,188
Net income attributable to EZCORP, Inc.				$28,523

	Nine Months Ended June 30, 2013
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$237,577	$43,685	$—	$281,262
Jewelry scrapping sales	108,777	4,802	—	113,579
Pawn service charges	165,202	22,610	—	187,812
Consumer loan fees	126,873	36,583	19,663	183,119
Other revenues	5,469	2,880	1,820	10,169
Total revenues	643,898	110,560	21,483	775,941
Merchandise cost of goods sold	138,936	25,775	—	164,711
Jewelry scrapping cost of goods sold	76,922	4,071	—	80,993
Consumer loan bad debt	27,363	(1,024)	8,157	34,496
Net revenues	400,677	81,738	13,326	495,741
Segment expenses:
Operations	251,593	46,483	11,270	309,346
Depreciation and amortization	13,395	5,067	337	18,799
Loss on sale or disposal of assets	202	18	—	220
Interest expense (income), net	7	8,205	(1)	8,211
Equity in net income of unconsolidated affiliates	—	—	(13,491)	(13,491)
Other income	(5)	(238)	(69)	(312)
Segment contribution	$135,485	$22,203	$15,280	$172,968
Corporate expenses:
Administrative				34,918
Depreciation and amortization				5,830
Interest expense, net				2,816
Other expense				312
Income from continuing operations before taxes				129,092
Income tax expense				42,084
Income from continuing operations, net of tax				87,008
Loss from discontinued operations, net of tax				(24,813)
Net income				62,195
Net income from continuing operations attributable to redeemable noncontrolling interest				3,378
Net income attributable to EZCORP, Inc.				$58,817

	Nine Months Ended June 30, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$226,507	$29,764	$—	$256,271
Jewelry scrapping sales	139,252	7,814	—	147,066
Pawn service charges	154,823	16,057	—	170,880
Consumer loan fees	121,744	17,764	4,086	143,594
Other revenues	2,430	763	158	3,351
Total revenues	644,756	72,162	4,244	721,162
Merchandise cost of goods sold	131,682	15,939	—	147,621
Jewelry scrapping cost of goods sold	86,848	5,959	—	92,807
Consumer loan bad debt	24,663	1,140	1,466	27,269
Net revenues	401,563	49,124	2,778	453,465
Segment expenses:
Operations	216,653	27,781	3,580	248,014
Depreciation and amortization	9,862	4,907	130	14,899
(Gain) loss on sale or disposal of assets	(113)	(2)	223	108
Interest expense (income), net	20	1,755	(1)	1,774
Equity in net income of unconsolidated affiliates	—	—	(12,935)	(12,935)
Other expense (income)	346	2	(505)	(157)
Segment contribution	$174,795	$14,681	$12,286	$201,762
Corporate expenses:
Administrative				33,509
Depreciation and amortization				4,066
Interest expense, net				1,920
Income from continuing operations before taxes				162,267
Income tax expense				52,664
Income from continuing operations, net of tax				109,603
Loss from discontinued operations, net of tax				(3,167)
Net income				106,436
Net income from continuing operations attributable to redeemable noncontrolling interest				1,300
Net income attributable to EZCORP, Inc.				$105,136

The following table presents separately identified segment assets:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Assets at June 30, 2013
Cash and cash equivalents	$11,245	$29,494	$2,434	$43,173
Restricted cash	—	3,132	—	3,132
Pawn loans	137,237	16,858	—	154,095
Consumer loans, net	22,155	98,224	4,969	125,348
Service charges and fees receivable, net	33,974	28,535	1,691	64,200
Inventory, net	102,411	20,092	—	122,503
Property and equipment, net	64,356	27,669	1,507	93,532
Restricted cash, non-current	—	2,182	—	2,182
Goodwill	277,308	111,237	37,603	426,148
Intangibles, net	28,027	20,067	2,704	50,798
Total separately identified recorded segment assets	$676,713	$357,490	$50,908	$1,085,111
Consumer loans outstanding from unaffiliated lenders	$25,302	$—	$—	$25,302
Assets at June 30, 2012
Cash and cash equivalents	$18,789	$15,963	$1,638	$36,390
Restricted cash	—	1,051	—	1,051
Pawn loans	134,038	13,439	—	147,477
Consumer loans, net	17,247	64,158	1,838	83,243
Service charges and fees receivable, net	30,555	20,721	545	51,821
Inventory, net	82,631	11,790	—	94,421
Property and equipment, net	56,951	20,164	1,446	78,561
Goodwill	221,646	106,043	38,597	366,286
Intangibles, net	17,555	15,041	2,872	35,468
Total separately identified recorded segment assets	$579,412	$268,370	$46,936	$894,718
Consumer loans outstanding from unaffiliated lenders	$21,689	$—	$—	$21,689
Assets at September 30, 2012
Cash and cash equivalents	$14,820	$16,365	$1,789	$32,974
Restricted cash	—	1,145	—	1,145
Pawn loans	140,885	16,763	—	157,648
Consumer loans, net	18,960	73,422	3,767	96,149
Service charges and fees receivable, net	34,066	24,637	1,114	59,817
Inventory, net	94,449	14,765	—	109,214
Property and equipment, net	60,476	23,005	1,503	84,984
Restricted cash, non-current	—	4,337	—	4,337
Goodwill	224,306	110,401	39,956	374,663
Intangibles, net	17,498	21,867	2,946	42,311
Total separately identified recorded segment assets	$605,460	$306,707	$51,075	$963,242
Consumer loans outstanding from unaffiliated lenders	$23,636	$—	$—	$23,636

The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	June 30,		September 30,
	2013	2012	2012
	(in thousands)
Total separately identified recorded segment assets	$1,085,111	$894,718	$963,242
Corporate assets	269,090	241,057	254,765
Total assets	$1,354,201	$1,135,775	$1,218,007

The following tables provide geographic information required by ASC 280-10-50-41:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
U.S.	$188,524	$187,746	$634,900	$636,780
Mexico	36,902	29,912	110,560	72,162
Canada	3,070	2,877	8,998	7,976
U.K	6,670	4,038	21,483	4,244
Total	235,166	224,573	775,941	721,162

	June 30,		September 30,
	2013	2012	2012
	(in thousands)
Long-lived assets:
U.S.	$394,875	$309,223	$317,887
Mexico	159,546	141,423	155,488
Canada	4,758	10,133	10,199
U.K.	41,772	42,873	44,363
Other	42	42	42
Total	$600,993	$503,694	$527,979
NOTE 13: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES
We offer a variety of loan products and credit services to customers who do not have cash resources or access to credit to meet their cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our receivables do not have a credit risk profile that can easily be measured by the normal credit quality indicators used by the financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted. For auto title loans, we also inspect the automobile, title and reference to market values of used automobiles.
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
We consider consumer loans made at our storefronts by our wholly owned subsidiaries to be defaulted if they have not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
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
The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision		Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
*Unsecured short-term consumer loans:
Three Months Ended June 30, 2013	$2,234	$(11,302)	$5,512	$6,540		$—	$2,984	$23,720
Three Months Ended June 30, 2012	$1,442	$(8,451)	$4,200	$5,047		$(12)	$2,226	$17,640
Nine Months Ended June 30, 2013	$2,390	$(34,231)	$15,796	$19,029		$—	$2,984	$23,720
Nine Months Ended June 30, 2012	$1,727	$(17,403)	$7,902	$10,012		$(12)	$2,226	$17,640
Secured short-term consumer loans:
Three Months Ended June 30, 2013	$1,358	$(10,272)	$9,301	$916		$—	$1,303	$7,691
Three Months Ended June 30, 2012	$708	$(5,410)	$4,836	$462		$—	$596	$4,267
Nine Months Ended June 30, 2013	$942	$(64,652)	$59,093	$5,920		$—	$1,303	$7,691
Nine Months Ended June 30, 2012	$538	$(13,177)	$11,478	$1,757		$—	$596	$4,267
*Unsecured long-term consumer loans:
Three Months Ended June 30, 2013	$330	$(604)	$253	$680		$(32)	$627	$98,851
Three Months Ended June 30, 2012	$166	$(780)	$288	$603		$(11)	$266	$64,424
Nine Months Ended June 30, 2013	$623	$(1,556)	$2,610	$(1,036)	**	$(14)	$627	$98,851
Nine Months Ended June 30, 2012	$—	$(1,351)	$519	$1,111		$(13)	$266	$64,424
*Comparative information includes activity since Grupo Finmart's January 30, 2012 and Cash Genie's April 14, 2012 acquisitions as applicable.
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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Fair Value	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	(in thousands)
Unsecured short-term consumer loans:*
June 30, 2013
Consumer loans	$87	$35	$—	$—	$122	$122	$—	$244	$61	$—
Secured short-term consumer loans:
June 30, 2013
Consumer loans	$1,717	$800	$544	$684	$3,745	$3,946	$—	$7,691	$1,303	$—
June 30, 2012
Consumer loans	$838	$360	$239	$246	$1,683	$2,584	$—	$4,267	$596	$—
September 30, 2012
Consumer loans	$1,246	$708	$466	$391	$2,811	$3,140	$—	$5,951	$942	$—
Unsecured long-term consumer loans:
June 30, 2013
Consumer loans	$13,027	$4,671	$865	$27,576	$46,139	$53,209	$(497)	$98,851	$627	$27,576
June 30, 2012
Consumer loans	$2,645	$23,532	$403	$4,282	$30,862	$36,555	$(2,993)	$64,424	$266	$4,282
September 30, 2012
Consumer loans	$2,465	$28,783	$949	$7,507	$39,704	$37,120	$(2,779)	$74,045	$623	$7,507
* Unsecured short-term consumer loans amounts are included for periods after the acquisition of Go Cash.
NOTE 14: FAIR VALUE MEASUREMENTS
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

The tables below present our financial assets that are measured at fair value on a recurring basis as of June 30, 2013 and 2012 and September 30, 2012:

	June 30, 2013	Fair Value Measurements Using
Financial assets (liabilities or temporary equity):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,910	$2,910	$—	$—
Forward contracts	2,395	—	2,395	—
Contingent consideration	(11,178)	—	—	(11,178)
Redeemable noncontrolling interest	(56,837)	—	—	(56,837)
Net financial assets (liabilities or temporary equity)	$(62,710)	$2,910	$2,395	$(68,015)

	June 30, 2012	Fair Value Measurements Using
Financial assets (liabilities or temporary equity):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,520	$4,520	$—	$—
Contingent consideration	(23,270)	—	—	(23,270)
Redeemable noncontrolling interest	(44,864)	—	—	(44,864)
Net financial assets (liabilities or temporary equity)	$(63,614)	$4,520	$—	$(68,134)

	September 30, 2012	Fair Value Measurements Using
Financial assets (liabilities or temporary equity):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,631	$4,631	$—	$—
Contingent consideration	(23,432)	—	—	(23,432)
Redeemable noncontrolling interest	(53,681)	—	—	(53,681)
Net financial assets (liabilities or temporary equity)	$(72,482)	$4,631	$—	$(77,113)

We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented. At June 30, 2013 our marketable equity securities were in an unrealized loss position. The aggregate amount of unrealized losses at June 30, 2013 was approximately $1.5 million and we currently believe that the fair value decline is temporary.

Grupo Finmart measures the value of the forward contracts under a Level 2 input. To measure the fair value of the forward contracts, Grupo Finmart used estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance).

We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market, as they are specifically related to Grupo Finmart, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. During three and nine month periods ended June 30, 2013, we recorded accretion expense of $0.1 million and $0.4 million respectively. In April 2013, we paid $12.0 million in contingent consideration to Grupo Finmart's noncontrolling owners. On June 30, 2013 we recorded additional contingent consideration of $0.2 million due to Grupo Finmart's acquisition of a loan portfolio, bringing the contingent consideration liability to $11.2 million. During the three and nine month periods ended June 30, 2012, we recorded accretion expense of $0.3 million to bring the contingent liability to $23.3 million at June 30, 2012. These amounts are included in administrative expenses in our consolidated statement of operations.
The fair value of temporary equity was estimated by applying an income approach and a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest.

NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our earnings and financial position are affected by changes in gold values. In fiscal year 2012, we used derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives were not designated as hedges, and according to FASB ASC 815-20-25, “Derivatives and Hedging – Recognition,” changes in their fair value were recorded directly in earnings. As of June 30, 2013 and 2012 and as of September 30, 2012, we did not have an outstanding balance of non-designated derivatives recorded on our balance sheet.
In the current quarter, Grupo Finmart completed a $30 million cross-border debt offering for which it has to pay interest on a semiannual basis at a fixed rate. Grupo Finmart used derivative instruments (cross currency forwards) to manage its exposure related to changes in exchange rate. Grupo Finmart does not enter into derivative instruments for any purpose other than cash flow hedging.
Changes in the fair value of forward agreements designated as hedging instruments that effectively offset the variability of cash flows associated with exchange rate are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
We assess the effectiveness of the hedges using linear regression for prospective testing, and the dollar offset method for retrospective testing. A hypothetical derivative with fair value of zero is created at the beginning of the hedge relationship; changes in actual derivative and hypothetical derivatives are used to carry out both testings.
The following tables set forth certain information regarding our derivative instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	June 30, 2013	June 30, 2012	September 30, 2012
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Other assets, net	$2,395	$—	$—

		Amount of (Gain) Recognized in Income
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Location of (Gain)	2013	2012	2013	2012
		(in thousands)
Non-designated derivatives:
Gold Collar	Other income	$—	$—	$(151)	$—

		Amount of (Gain) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Location of (Gain)	2013	2012	2013	2012
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Effective portion of cash flow hedge	$(500)	$—	$(500)	$—

		Amount of (Gain) Loss on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income (Effective Portion)
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Location of (Gain)	2013	2012	2013	2012
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Other income	$(1,888)	$—	$(1,888)	$—

		Amount of (Gain) on Derivatives Recognized in Income (Ineffective Portion Excluded from Effectiveness Testing)
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Location of (Gain)	2013	2012	2013	2012
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Other income	$(41)	$—	$(41)	$—

NOTE 16: CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities. Unless otherwise indicated in connection with a particular offering of debt securities, each of our 100% owned domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities issued by the parent.
In accordance with Rule 3-10(f) of Regulation S-X, the following presents condensed consolidating financial information as of June 30, 2013 and 2012 and for the current and prior three and nine-month periods then ended and as of September 30, 2012 for EZCORP, Inc. (the “Parent”), each of the Parent’s domestic subsidiaries (the “Subsidiary Guarantors”) on a combined basis and each of the Parent’s other subsidiaries (the “Other Subsidiaries”) on a combined basis. Eliminating entries presented are necessary to consolidate the groups of entities. Subsequent to the issuance of our consolidated financial statements for the year ended September 30, 2012, we identified certain errors in the presentation of the condensed consolidating financial statements contained in this footnote as of September 30, 2012, June 30, 2012 and for the three and nine months ended June 30, 2012.  The condensed consolidating financial information presented on the following pages has been corrected for these errors.  These adjustments did not have an impact on the consolidated financial statements as of September 30, 2012, June 30, 2012, or for the three and nine months ended June 30, 2012.

Condensed Consolidating Balance Sheets

	June 30, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$11,244	$34,008	$—	$45,955
Restricted cash	—	—	3,132	—	3,132
Pawn loans	—	137,237	16,858	—	154,095
Consumer loans, net	—	19,035	23,682	—	42,717
Pawn service charges receivable, net	—	26,022	2,568	—	28,590
Consumer loan fees receivable, net	—	7,294	28,316	—	35,610
Inventory, net	—	101,283	21,220	—	122,503
Deferred tax asset	9,484	6,232	—	—	15,716
Intercompany receivables	313,387	84,649	—	(398,036)	—
Income tax receivable	12,937	—	—	—	12,937
Prepaid expenses and other assets	42	30,691	6,644	—	37,377
Total current assets	336,553	423,687	136,428	(398,036)	498,632
Investments in unconsolidated affiliates	94,455	52,252	—	—	146,707
Investments in subsidiaries	661,854	109,146	—	(771,000)	—
Property and equipment, net	—	77,207	33,105	—	110,312
Restricted cash, non-current	—	—	2,182	—	2,182
Goodwill	—	277,307	148,841	—	426,148
Intangible assets, net	1,165	39,195	24,173	—	64,533
Non-current consumer loans, net	—	—	82,631	—	82,631
Other assets, net	—	7,018	16,038	—	23,056
Total assets	$1,094,027	$985,812	$443,398	$(1,169,036)	$1,354,201
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$—	$—	$33,525	$—	$33,525
Current capital lease obligations	—	533	—	—	533
Accounts payable and other accrued expenses	87	45,934	22,939	—	68,960
Other current liabilities	11,500	24	11,116	—	22,640
Customer layaway deposits	—	6,863	1,049	—	7,912
Intercompany payables	—	252,527	124,304	(376,831)	—
Total current liabilities	11,587	305,881	192,933	(376,831)	133,570
Long-term debt, less current maturities	122,500	—	97,080	(21,206)	198,374
Long-term capital lease obligations	—	521	—	—	521
Deferred tax liability	8,440	508	—	—	8,948
Deferred gains and other long-term liabilities	12,000	2,196	2,255	—	16,451
Total liabilities	154,527	309,106	292,268	(398,037)	357,864
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	56,837	—	56,837
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	512	12	—	(12)	512
Class B Voting Common Stock, convertible, par value $.01 per share;	30	—	1	(1)	30
Additional paid-in capital	317,258	155,527	112,968	(268,495)	317,258
Retained earnings	624,620	524,267	(9,926)	(514,341)	624,620
Accumulated other comprehensive income (loss)	(2,920)	(3,100)	(8,750)	11,850	(2,920)
EZCORP, Inc. stockholders' equity	939,500	676,706	94,293	(770,999)	939,500
Total liabilities and stockholders’ equity	$1,094,027	$985,812	$443,398	$(1,169,036)	$1,354,201

	June 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$28,674	$21,397	$—	$50,774
Restricted cash	—	—	1,051	—	1,051
Pawn loans	—	134,038	13,439	—	147,477
Consumer loans, net	—	14,928	13,836	—	28,764
Pawn service charges receivable, net	—	24,041	2,051	—	26,092
Consumer loan fees receivable, net	—	6,026	19,703	—	25,729
Inventory, net	—	81,355	13,066	—	94,421
Deferred tax asset	12,710	5,479	37	—	18,226
Intercompany receivables	292,506	—	—	(292,506)	—
Income tax receivable	9,383	—	—	—	9,383
Prepaid expenses and other assets	42	35,840	4,386	—	40,268
Total current assets	315,344	330,381	88,966	(292,506)	442,185
Investments in unconsolidated affiliates	74,153	51,156	—	—	125,309
Investments in subsidiaries	515,704	95,943	—	(611,647)	—
Property and equipment, net	—	69,911	30,331	—	100,242
Goodwill	42	221,574	144,670	—	366,286
Intangible assets, net	1,698	15,957	19,511	—	37,166
Non-current consumer loans, net	—	—	54,479	—	54,479
Other assets, net	—	8,634	1,474	—	10,108
Total assets	$906,941	$793,556	$339,431	$(904,153)	$1,135,775
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	—	—	31,126	—	31,126
Current capital lease obligations	—	395	—	—	395
Accounts payable and other accrued expenses	95	43,643	10,749	—	54,487
Other current liabilities	—	2,925	11,923	—	14,848
Customer layaway deposits	—	5,884	856	—	6,740
Intercompany payables	—	209,979	72,863	(282,842)	—
Total current liabilities	95	262,826	127,517	(282,842)	107,596
Long-term debt, less current maturities	114,700	—	70,704	(9,664)	175,740
Long-term capital lease obligations	—	764	—	—	764
Deferred tax liability	6,373	1,176	239	—	7,788
Deferred gains and other long-term liabilities	—	1,880	11,370	—	13,250
Total liabilities	121,168	266,646	209,830	(292,506)	305,138
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	44,864	—	44,864
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	482	12	—	(12)	482
Class B Voting Common Stock, convertible, par value $.01 per share;	30	—	1	(1)	30
Additional paid-in capital	266,653	149,443	102,188	(251,631)	266,653
Retained earnings	527,231	378,251	(5,010)	(373,241)	527,231
Accumulated other comprehensive income (loss)	(8,623)	(796)	(12,442)	13,238	(8,623)
EZCORP, Inc. stockholders' equity	785,773	526,910	84,737	(611,647)	785,773
Total liabilities and stockholders’ equity	$906,941	$793,556	$339,431	$(904,153)	$1,135,775

	September 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$703	$27,686	$20,088	$—	$48,477
Restricted cash	—	—	1,145	—	1,145
Pawn loans	—	140,885	16,763	—	157,648
Consumer loans, net	—	16,562	17,590	—	34,152
Pawn service charges receivable, net	—	26,663	2,738	—	29,401
Consumer loan fees receivable, net	—	6,899	23,517	—	30,416
Inventory, net	—	93,165	16,049	—	109,214
Deferred tax asset	9,484	5,500	—	—	14,984
Intercompany receivables	363,065	—	—	(363,065)	—
Income taxes receivable	10,209	—	302	—	10,511
Prepaid expenses and other assets	2,243	38,629	4,579	—	45,451
Total current assets	385,704	355,989	102,771	(363,065)	481,399
Investments in unconsolidated affiliates	74,254	51,812	—	—	126,066
Investments in subsidiaries	510,045	95,942	—	(605,987)	—
Property and equipment, net	—	74,837	33,294	—	108,131
Restricted cash, non-current	—	—	4,337	—	4,337
Goodwill	—	224,275	150,388	—	374,663
Intangible assets, net	1,548	17,228	26,409	—	45,185
Non-current consumer loans, net	—	—	61,997	—	61,997
Other assets, net	—	8,585	7,644	—	16,229
Total assets	$971,551	$828,668	$386,840	$(969,052)	$1,218,007
Current liabilities:
Current maturities of long-term debt	$—	$—	$21,085	$—	$21,085
Current capital lease obligations	—	594	—	—	594
Accounts payable and other accrued expenses	128	53,169	10,807	—	64,104
Other current liabilities	—	2,925	11,896	—	14,821
Customer layaway deposits	—	6,251	987	—	7,238
Intercompany payables	—	257,571	84,850	(342,421)	—
Total current liabilities	128	320,510	129,625	(342,421)	107,842
Long-term debt, less current maturities	130,000	—	89,480	(20,644)	198,836
Long-term capital lease obligations	—	995	—	—	995
Deferred tax liability	6,595	1,327	—	—	7,922
Deferred gains and other long-term liabilities	—	1,898	12,005	—	13,903
Total liabilities	136,723	324,730	231,110	(363,065)	329,498
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	—	—	53,681	—	53,681
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share;	482	12	—	(12)	482
Class B Voting Common Stock, convertible, par value $.01 per share;	30	1	—	(1)	30
Additional paid-in capital	268,626	80,210	102,188	(182,398)	268,626
Retained earnings	565,803	425,024	2,373	(427,397)	565,803
Accumulated other comprehensive income (loss)	(113)	(1,309)	(2,512)	3,821	(113)
EZCORP, Inc. stockholders' equity	834,828	503,938	102,049	(605,987)	834,828
Total liabilities and stockholders’ equity	$971,551	$828,668	$386,840	$(969,052)	$1,218,007

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$70,948	$15,628	$—	$86,576
Jewelry scrapping sales	—	26,141	147	—	26,288
Pawn service charges	—	52,505	7,892	—	60,397
Consumer loan fees	—	38,002	21,232	—	59,234
Other revenues	—	930	1,741	—	2,671
Total revenues	—	188,526	46,640	—	235,166
Merchandise cost of goods sold	—	41,532	9,518	—	51,050
Jewelry scrapping cost of goods sold	—	20,178	199	—	20,377
Consumer loan bad debt	—	9,398	3,120	—	12,518
Net revenues	—	117,418	33,803	—	151,221
Operating expenses:
Operations	—	82,075	22,155	—	104,230
Administrative	(34)	12,343	335	—	12,644
Depreciation and amortization	—	6,761	2,207	—	8,968
Loss on sale or disposal of assets	—	133	45	—	178
Total operating expenses	(34)	101,312	24,742	—	126,020
Operating income	34	16,106	9,061	—	25,201
Interest expense (income)	982	(605)	3,260	—	3,637
Equity in net income of unconsolidated affiliates	(2,836)	(1,492)	—	—	(4,328)
Equity of net income in subsidiaries	1,242	—	—	(1,242)	—
Other expense	—	30	66	—	96
Income from continuing operations before income taxes	646	18,173	5,735	1,242	25,796
Income tax expense	7,365	6	1,768	—	9,139
(Loss) income from continuing operations, net of tax	(6,719)	18,167	3,967	1,242	16,657
Income (loss) from discontinued operations, net of tax	838	(3,149)	(19,186)	—	(21,497)
Net (loss) income	(5,881)	15,018	(15,219)	1,242	(4,840)
Net income from continuing operations attributable to redeemable noncontrolling interest	—	—	1,041	—	1,041
Net (loss) income attributable to EZCORP, Inc.	$(5,881)	$15,018	$(16,260)	$1,242	$(5,881)

	Three Months Ended June 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$64,852	$10,434	$—	$75,286
Jewelry scrapping sales	—	37,108	3,422	—	40,530
Pawn service charges	—	49,969	5,687	—	55,656
Consumer loan fees	—	35,651	16,102	—	51,753
Other revenues	5	2,002	939	(1,598)	1,348
Total revenues	5	189,582	36,584	(1,598)	224,573
Merchandise cost of goods sold	—	37,950	5,892	—	43,842
Jewelry scrapping cost of goods sold	—	24,218	2,898	—	27,116
Consumer loan bad debt	—	8,740	1,949	—	10,689
Net revenues	5	118,674	25,845	(1,598)	142,926
Operating expenses:
Operations	—	68,115	17,085	—	85,200
Administrative	—	9,578	1,877	(1,598)	9,857
Depreciation and amortization	—	4,752	2,267	—	7,019
Loss on sale or disposal of assets	—	94	219	—	313
Total operating expenses	—	82,539	21,448	(1,598)	102,389
Operating income	5	36,135	4,397	—	40,537
Interest expense (income)	877	(272)	292	—	897
Equity in net income of unconsolidated affiliates	(2,247)	(1,950)	—	—	(4,197)
Equity of net income in subsidiaries	(38,479)	—	—	38,479	—
Other expense (income)	—	501	(341)		160
Income (loss) from continuing operations before income taxes	39,854	37,856	4,446	(38,479)	43,677
Income tax expense	11,363	2	1,353	—	12,718
Income (loss) from continuing operations, net of tax	28,491	37,854	3,093	(38,479)	30,959
Income (loss) from discontinued operations, net of tax	32	(97)	(1,183)	—	(1,248)
Net income (loss)	28,523	37,757	1,910	(38,479)	29,711
Net income from continuing operations attributable to redeemable noncontrolling interest	—	—	1,188	—	1,188
Net income (loss) attributable to EZCORP, Inc.	$28,523	$37,757	$722	$(38,479)	$28,523

	Nine Months Ended June 30, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$236,080	$45,182	$—	$281,262
Jewelry scrapping sales	—	108,292	5,287	—	113,579
Pawn service charges	—	165,202	22,610	—	187,812
Consumer loan fees	—	120,467	62,652	—	183,119
Other revenues	—	4,859	5,310	—	10,169
Total revenues	—	634,900	141,041	—	775,941
Merchandise cost of goods sold	—	138,142	26,569	—	164,711
Jewelry scrapping cost of goods sold	—	76,621	4,372	—	80,993
Consumer loan bad debt	—	25,734	8,762	—	34,496
Net revenues	—	394,403	101,338	—	495,741
Operating expenses:
Operations	—	244,561	64,785	—	309,346
Administrative	(137)	34,211	844	—	34,918
Depreciation and amortization	—	18,514	6,115	—	24,629
Loss on sale or disposal of assets	—	160	60	—	220
Total operating expenses	(137)	297,446	71,804	—	369,113
Operating income	137	96,957	29,534	—	126,628
Interest expense (interest)	2,958	(1,337)	9,406	—	11,027
Equity in net income of unconsolidated affiliates	(9,062)	(4,429)	—	—	(13,491)
Equity of net income in subsidiaries	(86,944)	—	—	86,944	—
Other (income) expense	—	(197)	197	—	—
Income (loss) from continuing operations before income taxes	93,185	102,920	19,931	(86,944)	129,092
Income tax expense	35,378	6	6,700	—	42,084
Income (loss) from continuing operations, net of tax	57,807	102,914	13,231	(86,944)	87,008
Income (loss) from discontinued operations, net of tax	1,010	(3,671)	(22,152)	—	(24,813)
Net income (loss)	58,817	99,243	(8,921)	(86,944)	62,195
Net income from continuing operations attributable to redeemable noncontrolling interest	—	—	3,378	—	3,378
Net income (loss) attributable to EZCORP, Inc.	$58,817	$99,243	$(12,299)	$(86,944)	$58,817

	Nine Months Ended June 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$—	$225,481	$30,790	$—	$256,271
Jewelry scrapping sales	—	138,600	8,466	—	147,066
Pawn service charges	—	154,823	16,057	—	170,880
Consumer loan fees	—	116,351	27,243	—	143,594
Other revenues	20,144	3,833	1,583	(22,209)	3,351
Total revenues	20,144	639,088	84,139	(22,209)	721,162
Merchandise cost of goods sold	—	131,084	16,537	—	147,621
Jewelry scrapping cost of goods sold	—	86,475	6,332	—	92,807
Consumer loan bad debt	—	23,753	3,516	—	27,269
Net revenues	20,144	397,776	57,754	(22,209)	453,465
Operating expenses:
Operations	—	209,803	38,211	—	248,014
Administrative	—	31,313	4,266	(2,070)	33,509
Depreciation and amortization	—	13,295	5,670	—	18,965
(Gain) loss on sale or disposal of assets	—	(129)	237	—	108
Total operating expenses	—	254,282	48,384	(2,070)	300,596
Operating income	20,144	143,494	9,370	(20,139)	152,869
Interest (income) expense	(1,392)	2,870	2,216	—	3,694
Equity in net income of unconsolidated affiliates	(6,725)	(6,210)	—	—	(12,935)
Equity of net income in subsidiaries	(126,006)	—	—	126,006	—
Other expense (interest)	—	167	(324)	—	(157)
Income (loss) from continuing operations before income taxes	154,267	146,667	7,478	(146,145)	162,267
Income tax expense	49,024	20,141	3,638	(20,139)	52,664
Income (loss) from continuing operations, net of tax	105,243	126,526	3,840	(126,006)	109,603
(Loss) income from discontinued operations, net of tax	(107)	307	(3,367)	—	(3,167)
Net income (loss)	105,136	126,833	473	(126,006)	106,436
Net income from continuing operations attributable to redeemable noncontrolling interest	—	—	1,300	—	1,300
Net income (loss) attributable to EZCORP, Inc.	$105,136	$126,833	$(827)	$(126,006)	$105,136

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
(Loss) income from continuing operations, net of tax	$(6,719)	$18,167	$3,967	$1,242	$16,657
Loss (income) from discontinued operations, net of tax	838	(3,149)	(19,186)	—	(21,497)
Net (loss) income	(5,881)	15,018	(15,219)	1,242	(4,840)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(12,208)	(2,371)	(13,588)	12,638	(15,529)
Effective portion of cash flow hedge	500	—	500	(500)	500
Unrealized holding (losses) gains arising during period	(1,457)	(1,457)	—	1,457	(1,457)
Income tax benefit (provision)	1,189	1,339	—	(1,339)	1,189
Other comprehensive (loss) income, net of tax	(11,976)	(2,489)	(13,088)	12,256	(15,297)
Comprehensive (loss) income	$(17,857)	$12,529	$(28,307)	$13,498	$(20,137)
Attributable to redeemable noncontrolling interest:
Net income	—	—	1,041	—	1,041
Foreign currency translation loss	—	—	(3,321)	—	(3,321)
Comprehensive loss attributable to redeemable noncontrolling interest	—	—	(2,280)	—	(2,280)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(17,857)	$12,529	$(26,027)	$13,498	$(17,857)

	Three Months Ended June 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Income (loss) from continuing operations, net of tax	$28,491	$37,854	$3,093	$(38,479)	$30,959
Income (loss) from discontinued operations	32	(97)	(1,183)	—	(1,248)
Net income (loss)	28,523	37,757	1,910	(38,479)	29,711
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(5,724)	1,235	(11,326)	7,302	(8,513)
Unrealized holding (losses) gains arising during period	(108)	(108)	—	108	(108)
Income tax (provision) benefit	(948)	(395)	—	395	(948)
Other comprehensive (loss) income, net of tax	(6,780)	732	(11,326)	7,805	(9,569)
Comprehensive income (loss)	$21,743	$38,489	$(9,416)	$(30,674)	$20,142
Attributable to redeemable noncontrolling interest:
Net income	—	—	1,188	—	1,188
Foreign currency translation loss	—	—	(2,789)	—	(2,789)
Comprehensive loss attributable to redeemable noncontrolling interest	—	—	(1,601)	—	(1,601)
Comprehensive income (loss) attributable to EZCORP, Inc.	$21,743	$38,489	$(7,815)	$(30,674)	$21,743

	Nine Months Ended June 30, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Income (loss) from continuing operations, net of tax	$57,807	$102,914	$13,231	$(86,944)	$87,008
Income (loss) from discontinued operations	1,010	(3,671)	(22,152)	—	(24,813)
Net income (loss)	58,817	99,243	(8,921)	(86,944)	62,195
Other comprehensive income (loss):
Foreign currency translation gain (loss)	262	(1,034)	(7,950)	7,772	(950)
Effective portion of cash flow hedge	500	—	500	(500)	500
Unrealized holding (losses) gains arising during period	(1,721)	(1,721)	—	1,721	(1,721)
Income tax (provision) benefit	(1,848)	964	—	(964)	(1,848)
Other comprehensive (loss) income, net of tax	(2,807)	(1,791)	(7,450)	8,029	(4,019)
Comprehensive income (loss)	$56,010	$97,452	$(16,371)	$(78,915)	$58,176
Attributable to redeemable noncontrolling interest:
Net income	—	—	3,378	—	3,378
Foreign currency translation loss	—	—	(1,212)	—	(1,212)
Comprehensive income attributable to redeemable noncontrolling interest	—	—	2,166	—	2,166
Comprehensive income (loss) attributable to EZCORP, Inc.	$56,010	$97,452	$(18,537)	$(78,915)	$56,010

	Nine Months Ended June 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Income (loss) from continuing operations, net of tax	$105,243	$126,526	$3,840	$(126,006)	$109,603
(Loss) income from discontinued operations	(107)	307	(3,367)	—	(3,167)
Net income (loss)	105,136	126,833	473	(126,006)	106,436
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(8,594)	(101)	(7,236)	5,044	(10,887)
Unrealized holding (losses) gains arising during period	(846)	(846)	—	846	(846)
Income tax benefit (provision)	1,563	321	—	(321)	1,563
Other comprehensive (loss) income, net of tax	(7,877)	(626)	(7,236)	5,569	(10,170)
Comprehensive income (loss)	$97,259	$126,207	$(6,763)	$(120,437)	$96,266
Attributable to redeemable noncontrolling interest:
Net income	—	—	1,300	—	1,300
Foreign currency translation loss	—	—	(2,293)	—	(2,293)
Comprehensive loss attributable to redeemable noncontrolling interest	—	—	(993)	—	(993)
Comprehensive income (loss) attributable to EZCORP, Inc.	$97,259	$126,207	$(5,770)	$(120,437)	$97,259

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended June 30, 2013
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$21,748	$15,497	$62,170	$—	$99,415
Investing Activities:
Loans made	—	(499,101)	(183,083)	—	(682,184)
Loans repaid	—	338,112	113,070	—	451,182
Recovery of pawn loan principal through sale of forfeited collateral	—	156,648	24,813	—	181,461
Additions to property and equipment	—	(22,064)	(11,287)	—	(33,351)
Acquisitions, net of cash acquired	—	(11,161)	(3,779)	—	(14,940)
Proceeds on advances to subsidiaries	—	22,220	—	(22,220)	—
Advances to subsidiaries	—	(16,293)		16,293	—
Investment in unconsolidated affiliates	(11,018)	—	—	—	(11,018)
Net cash used in investing activities	$(11,018)	$(31,639)	$(60,266)	$(5,927)	$(108,850)
Financing Activities:
Proceeds from exercise of stock options	45	—	—	—	45
Excess tax benefit from stock compensation	321	—	—	—	321
Taxes paid related to net share settlement of equity awards	(3,596)	—	—	—	(3,596)
Change in restricted cash	—	—	96	—	96
Proceeds from revolving line of credit	377,300	—	25,831	—	403,131
Payments on revolving line of credit	(384,800)	—	(1,164)	—	(385,964)
Proceeds from bank borrowings	—	—	37,930	(16,293)	21,637
Payments on bank borrowings and capital lease obligations	—	(300)	(49,921)	22,220	(28,001)
Net cash provided by (used in) financing activities	$(10,730)	$(300)	$12,772	$5,927	$7,669
Effect of exchange rate changes on cash and cash equivalents	—	—	(756)	—	(756)
Net decrease in cash and cash equivalents	—	(16,442)	13,920	—	(2,522)
Cash and cash equivalents at beginning of period	703	27,686	20,088	—	48,477
Cash and cash equivalents at end of period	$703	$11,244	$34,008	$—	$45,955

	Nine Months Ended June 30, 2012
	Parent	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(97,573)	$98,558	$108,707	$—	$109,692
Investing Activities:
Loans made	—	(461,023)	(110,660)	—	(571,683)
Loans repaid	—	304,029	78,825	—	382,854
Recovery of pawn loan principal through sale of forfeited collateral	—	159,913	19,768	—	179,681
Additions to property and equipment	—	(21,427)	(11,766)	—	(33,193)
Acquisitions, net of cash acquired	—	(62,504)	(62,745)	—	(125,249)
Advances to subsidiaries	—	$(9,664)	$—	$9,664	$—
Net cash provided by (used in) investing activities	$—	$(90,676)	$(86,578)	$9,664	$(167,590)
Financing Activities:
Proceeds from exercise of stock options	647	—	—	—	647
Excess tax benefit from stock compensation	1,582	—	—	—	1,582
Taxes paid related to net share settlement of equity awards	(1,153)	—	—	—	(1,153)
Change in restricted cash	—	—	(1,085)	—	(1,085)
Proceeds on revolving line of credit	590,700	—	4,109	—	594,809
Payments on revolving line of credit	(493,500)	—	(9,075)	—	(502,575)
Proceeds from bank borrowings	—	—	10,007	(9,664)	343
Payments on bank borrowings and capital lease obligations	—	(68)	(8,096)	—	(8,164)
Net cash provided by (used in) financing activities	$98,276	$(68)	$(4,140)	$(9,664)	$84,404
Effect of exchange rate changes on cash and cash equivalents	—	—	299	—	299
Net increase in cash and cash equivalents	703	7,814	18,288	—	26,805
Cash and cash equivalents at beginning of period	—	20,860	3,109	—	23,969
Cash and cash equivalents at end of period	$703	$28,674	$21,397	$—	$50,774

NOTE 17: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information:
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees, inventories and property and equipment:

	June 30,		September 30,
	2013	2012	2012
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$38,681	$37,127	$40,828
Allowance for uncollectible pawn service charges receivable	(10,091)	(11,035)	(11,427)
Pawn service charges receivable, net	$28,590	$26,092	$29,401
Consumer loan fees receivable:
Gross consumer loan fees receivable	$37,161	$30,097	$34,846
Allowance for uncollectible consumer loan fees receivable	(1,551)	(4,368)	(4,430)
Consumer loan fees receivable, net	$35,610	$25,729	$30,416
Inventory:
Inventory, gross	$128,270	$100,970	$114,788
Inventory reserves	(5,767)	(6,549)	(5,574)
Inventory, net	$122,503	$94,421	$109,214
Property and equipment:
Property and equipment, gross	$280,169	$245,533	$260,379
Accumulated depreciation	(169,857)	(145,291)	(152,248)
Property and equipment, net	$110,312	$100,242	$108,131

Property and equipment at June 30, 2013, June 30, 2012 and September 30, 2012 includes $1.6 million, $1.2 million and $1.6 million of equipment leased under a capital lease respectively. Amortization of equipment under capital leases is included with depreciation expense and was $0.1 million for the three-month period ended June 30, 2013, $0.4 million for the nine-month period ended June 30, 2013 and nominal for the three and nine-month periods ended June 30, 2012. Future minimum lease payments related to capital leases are $0.6 million and $0.6 million due within one and two years respectively for a total of $1.2 million; of this amount, $0.1 million represents interest. The present value of net minimum lease payments as of June 30, 2013 was $1.1 million.

Other Supplemental Information:

	June 30,		September 30,
	2013	2012	2012
	(in thousands)
Consumer loans:
Expected LOC losses	$2,196	$1,775	$1,776
Maximum exposure for LOC losses	$28,797	$24,842	$27,373
NOTE 18: SUBSEQUENT EVENTS

On August 1, 2013, we acquired the remaining ordinary shares in Cash Genie that were held by local management for $0.6 million. As of August 1, 2013, we own 100% of Cash Genie's ordinary shares.

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
GENERAL
Overview of Operations
We are a leading provider of easy cash solutions for consumers through multiple channels: in store, online, or any combination. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. At our pawn and buy/sell stores, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers. We employ approximately 7,800 teammates at locations in the U.S., Mexico, Canada, and the United Kingdom.
We own a 60% interest in Grupo Finmart, a leading provider of payroll deduction loans in Mexico; a 51% interest in TUYO, a company headquartered in Mexico City that owns and operates 19 buy/sell stores in Mexico City and the surrounding metropolitan area; and a 95% interest in Cash Genie, which offers short-term consumer loans online in the United Kingdom. On August 1, 2013 we acquired the remaining outstanding shares of Cash Genie and now own 100%.
Our vision is to be the global leader in providing customers with easy cash solutions where they want, when they want and how they want, and we are making the investments in both storefronts and technology platforms to achieve that vision.
At June 30, 2013, we operated a total of 1,424 locations, consisting of:

•	494 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	292 Mexico pawn stores (operating as Empeño Fácil or Empeñe su Oro);

•	19 Mexico buy/sell stores (operating as TUYO);

•	492 U.S. financial services stores (operating primarily as EZMONEY);

•	32 financial services stores in Canada (operating as CASHMAX );

•	36 buy/sell and financial services stores in Canada (operating as Cash Converters); and

•	52 Grupo Finmart locations in Mexico.
In addition, we are the franchisor for 8 franchised Cash Converters stores in Canada. We also own almost 30% of Albemarle & Bond Holdings, PLC, one of the U.K.’s largest pawnbroking businesses with over 230 stores, and almost 33% of Cash Converters International Limited, which franchises and operates a worldwide network of over 700 locations that buy and sell second-hand merchandise and offer financial services.
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

The following tables present stores by segment:

	Three Months Ended June 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,058	345	—	1,403	9
De novo	5	15	—	20	—
Acquired	—	6	—	6	—
Sold, combined, or closed	(2)	(3)	—	(5)	(1)
End of period	1,061	363	—	1,424	8

Discontinued operations	50	57	—	107	—
Stores in continuing operations:	1,011	306	—	1,317	8

	Nine Months Ended June 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	68	66	—	134	—
Acquired	12	26	—	38	—
Sold, combined, or closed	(6)	(4)	—	(10)	(2)
End of period	1,061	363	—	1,424	8

Discontinued operations	50	57	—	107	—
Stores in continuing operations:	1,011	306	—	1,317	8

	Three Months Ended June 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	970	250	—	1,220	12
De novo	4	19	—	23	—
Acquired	9	—	—	9	—
Sold, combined, or closed	(1)	(1)	—	(2)	—
End of period	982	268	—	1,250	12

	Nine Months Ended June 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	12	46	—	58	—
Acquired	49	45	—	94	—
Sold, combined, or closed	(12)	(1)	—	(13)	(1)
End of period	982	268	—	1,250	12
Discontinued Operations
During the third quarter of fiscal 2013, our Board of Directors approved a plan to close 107 legacy stores in a variety of locations (the “Reorganization”). These stores are generally older, smaller stores that do not fit our future growth profile. We will continue to execute our growth plan by adding approximately 15 new stores during our fourth fiscal quarter, broadening our online selling and lending channels, and adding numerous new products across the portfolio of companies in order to better serve our customers in the formats they desire and with the products and services they want.
The store closings include:

▪
57 stores in Mexico, 52 of which are small, jewelry-only asset group formats. We will continue to operate 235 full-service SWS stores under the Empeño Fácil brand, and expect to continue our rapid storefront growth in Mexico, ending fiscal year 2013 with approximately 245 locations. Neither Empeño Fácil, TUYO, nor Grupo Finmart are gold dependent and together they make up Latin America, our fastest growing segment.

▪
29 stores in Canada, where we are in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consists of stores that are not optimal for that model because of location or size. We will continue to operate 46 full-service buy/sell and financial services center stores under the Cash Converters brand in Canada and the United States.

▪
20 financial services stores in Dallas, Texas and the State of Florida, where we are exiting both locations primarily to onerous regulatory requirements. After the Reorganization we will continue to operate 472 financial services stores in the United States. In addition, one jewelry-only concept store will be closed, which was our only jewelry-only store in the United States.

In connection with the Reorganization, we incurred charges for lease termination costs, asset and inventory write-down to net realizable liquidation value, uncollectible receivables, and employee severance costs. We recognized $23.8 million of pre-tax charges related to the Reorganization during the third quarter ended June 30, 2013. These exit costs have been recorded as part of loss from discontinued operations in our condensed consolidated statements of operations.
The following table summarizes the termination costs recognized in our third quarter ended June 30, 2013 financial statements related to the Reorganization:

Three Months Ended June 30, 2013
(in thousands)
Lease termination costs	$9,099
Employee severance	1,023
Inventory write-down to liquidation value	7,801
Fixed asset write-down to liquidation value	5,840
Total termination costs related to the reorganization	$23,763

As of June 30, 2013, no cash payments had been made with regard to the recorded termination. The accrued Reorganization charges are included in “Accounts payable and accrued liabilities” in our consolidated balance sheets and in “Discontinued operations” in the consolidated statements of operations.

Discontinued operations in the three-month periods ended June 30, 2013 and 2012 include $1.8 million and $1.4 million pre-tax operating losses from stores being closed. The nine-month periods ended June 30, 2013 and 2012 include $5.5 million and $3.2 of pre-tax operating losses from stores being closed.The table below summarizes the pre-tax operating losses by operating segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
U.S. & Canada
Net revenues	1,495	1,510	4,519	4,667
Operating expenses	2,942	2,576	8,980	7,334
Operating loss from discontinued operations before taxes	(1,447)	(1,066)	(4,461)	(2,667)
Total termination costs related to the reorganization	13,427	—	13,427	—
Loss from discontinued operations before taxes	(14,874)	(1,066)	(17,888)	(2,667)
Income tax benefit (provision)	839	33	1,010	(107)
Loss from discontinued operations, net of tax	(14,035)	(1,033)	(16,878)	(2,774)

Latin America
Net revenues	752	821	2,483	2,775
Operating expenses	1,076	1,128	3,482	3,337
Operating loss from discontinued operations before taxes	(324)	(307)	(999)	(562)
Total termination costs related to the reorganization	10,336	—	10,336	—
Loss from discontinued operations before taxes	(10,660)	(307)	(11,335)	(562)
Income tax benefit	3,198	92	3,400	169
Loss from discontinued operations, net of tax	(7,462)	(215)	(7,935)	(393)

Consolidated
Net revenues	2,247	2,331	7,002	7,442
Operating expenses	4,018	3,704	12,462	10,671
Operating loss from discontinued operations before taxes	(1,771)	(1,373)	(5,460)	(3,229)
Total termination costs related to the reorganization	23,763	—	23,763	—
Loss from discontinued operations before taxes	(25,534)	(1,373)	(29,223)	(3,229)
Income tax benefit	4,037	125	4,410	62
Loss from discontinued operations, net of tax	(21,497)	(1,248)	(24,813)	(3,167)
Pawn and Retail Activities
Our pawn stores make pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. At June 30, 2013, we had an aggregate pawn loan principal balance of $154.1 million, and the average pawn loan was approximately $120. We earn pawn service charge revenue on our pawn lending. In the current quarter, pawn service charges accounted for approximately 26% of our total revenues and 40% of our net revenues.
While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $130 to $135, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $65 U.S. dollars.
In our pawn and buy/sell stores, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second-hand merchandise or purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Margins achieved upon sale of inventory are a function of the assessment of value at the time the pawn loan was originated or, in the case of purchased merchandise, the purchase price.
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At June 30, 2013, our total allowance was 4.5% of gross inventory compared to 6.5% at June 30, 2012 and 4.9% at September 30, 2012. Changes in the valuation allowance are charged to merchandise cost of goods sold.

Consumer Loan Activities
At June 30, 2013, our financial services stores and certain pawn stores in Texas offered credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain two types of consumer loans from the unaffiliated lenders. In all stores offering consumer loan credit services, customers can obtain single-payment unsecured consumer loans, with principal amounts up to $2,500 but averaging about $450. Terms of these loans are generally less than 30 days, averaging about 20 days, with due dates corresponding with the customers’ next payday. We typically earn a fee of 22% of the loan amount for our credit services offered in connection with single-payment loans. In the financial services stores offering credit services, customers can obtain longer-term unsecured multiple-payment loans from the unaffiliated lenders. There are two types of multiple-payment loans offered in connection with our credit services. All multiple-payment loans typically carry terms of about five months with up to ten equal installment payments, including principal amortization, due on customers’ paydays. Traditional multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $2,135 in our store front locations. With each semi-monthly or bi-weekly installment payment, we earn a fee of 11-15% of the initial loan amount. Low dollar multiple-payment loan principal amounts range from $100 to $1,500, but average about $760. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13-14% of the initial loan amount. At June 30, 2013, single-payment loans comprised 88% of the balance of signature loans brokered through our credit services, and multiple-payment loans comprised the remaining 12%.
Outside of Texas, we earn loan fee revenue on our consumer loans. In our U.S. and Canada financial services stores and certain of our U.S. pawn stores, we offer single-payment loans subject to state or provincial law. The average single-payment loan amount is approximately $515 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 21% of the loan amount. In many of our U.S. financial services stores, we offer multiple-payment loans subject to state law. These multiple-payment loans carry a term of six to seven months, with a series of equal installment payments including principal amortization, due monthly, semi-monthly or on the customers’ paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 150% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $540.
At June 30, 2013, most of our U.S. financial services stores and certain of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $1,020. We earn a fee of 10% to 30% of auto title loan amounts. Rates will vary depending on the value of the vehicle used as collateral. In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of two to five months with up to ten payments. Multiple payment auto title loan principal amounts range from $150 to $10,000, but average about $1,145, and we earn a fee of 2% to 41% of the initial loan amount. During the quarter, we realized a reduction in auto title loan yields from the previous quarter due to loans being collateralized by newer vehicles.
As of June 30, 2013, EZCORP Online operates in five states. In Louisiana, Missouri and South Dakota, we offer single-payment loans. The average single-payment loan principal is approximately $385 and the term is generally less than 30 days. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 25% to 45% of the original principal amount of the loan. In both Texas and Ohio, we offer credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not originate any of the loans made to customers, but instead earn a fee for assisting customers in obtaining credit from the unaffiliated lenders and for enhancing customers’ creditworthiness by providing a guarantee to the unaffiliated lenders. In Texas and Ohio, customers may obtain single-payment unsecured consumer loans, with principal amounts up to $1,500 but averaging about $460.

In Mexico, Grupo Finmart has approximately 65 active payroll withholding agreements with Mexican employers, primarily federal, state and local governments and agencies, and provides multiple-payment consumer loans to the agencies' employees. Interest and principal payments are collected through payroll deductions. The average loan is approximately $1,170 U.S. dollars with a term of 31 months and annual yields of approximately 54%.
In the U.K., Cash Genie offers unsecured single payment loans with a fixed fee of 30% of the loan amount. Loans are generally due within 28 days and can be renewed; the average loan duration is 20 days. Principal loan amounts range from $115 to $775 U.S. dollars but average $305 U.S. dollars.
Acquisitions
In the current quarter, Grupo Finmart purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company, for $3.5 million and a consumer loan portfolio for total consideration of approximately $1.3 million.
In the current nine-month period ended June 30, 2013, we acquired 12 pawn stores in the U.S. for $23.1 million and Go Cash (now EZCORP Online), a U.S. online lender, for $50.8 million. As part of these two acquisitions, we began store operations in the state of Arizona and online operations in four states. We have since started online operations in the state of Ohio, bringing the total number of states in which we operate to 27 at June 30, 2013. In the current nine-month period, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO.” TUYO owns and operates 19 buy/sell stores in Mexico City and the surrounding metropolitan area. In the current nine-month period, we increased our interest in Cash Genie, our online lending subsidiary in the U.K., from 72% to 95%. Subsequent to June 30, 2013, we acquired th remaining shares from local management and now own 100% of Cash Genie as of August 1, 2013.
International Growth
With continued execution of our geographic and product diversification strategy, nearly 27% of our consolidated segment contribution in the current quarter was attributable to areas outside the United States, up from 21% in the prior year quarter. Total revenue in the Latin America and Other International segments combined increased 28% in the current quarter from the prior year quarter. These year-over year increases are the result of continued strength in our Empeño Fácil and Grupo Finmart businesses in Mexico, our Cash Genie business in the U.K.,the acquisition of controlling interests in TUYO, and our strategic investments in the United Kingdom and Australia.
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
Texas
We offer short-term consumer loans in Texas through our CSO program in both storefronts and online. During the most recent session, Texas House of Representatives failed to take up legislation that would adversely affect our consumer loan business, including caps on fees and other restrictions.  The matter failed to receive enough positive votes in committee.  The Texas Legislature did not pass any other meaningful legislation regarding pay day lending.
Certain Accounting Matters
Critical Accounting Policies
Unsecured Consumer Loan Revenue and Bad Debt — On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition was completed on December 20, 2012 and accounted for as an asset purchase. Since the acquisition, Go Cash (now EZCORP Online) has modified the following consumer loan policies:
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
Derivative Instruments and Hedging Activities — We recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.
We enter into derivative contracts that we intend to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, we formally document the hedging relationship and its risk‑management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. We also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
We discontinue hedge accounting prospectively when it us determined that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is redesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.
Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the adoption of ASU 2011-11 did not have a material effect on our financial position, results of operations or cash flows.
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
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This update applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. We do not anticipate the adoption of ASU 2013-03 to have a material effect on our financial position, results of operations or cash flows.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Consolidated Results of Operations
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended June 30, 2013 and 2012 (the “current quarter” and “prior year quarter," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Three Months Ended June 30,		Percentage Change
	2013	2012
	(in thousands)
Revenues:
Sales	$112,864	$115,816	(2.5)%
Pawn service charges	60,397	55,656	8.5%
Consumer loan fees	59,234	51,753	14.5%
Other	2,671	1,348	98.1%
Total revenues	235,166	224,573	4.7%
Cost of goods sold	71,427	70,958	0.7%
Consumer loan bad debt	12,518	10,689	17.1%
Net revenues	$151,221	$142,926	5.8%
Net income from continuing operations attributable to EZCORP, Inc.	$15,616	$29,771	(47.5)%
Loss from discontinued operations	(21,497)	(1,248)	1,622.5%
Net (loss) income attributable to EZCORP, Inc.	$(5,881)	$28,523	(120.6)%
In the current quarter, consolidated total revenues increased 5%, or $10.6 million, to $235.2 million, compared to the prior year quarter. The increase was primarily driven by a 9% increase in pawn service charges and a 15% increase in consumer loan fees. Total sales (which includes merchandise sales and jewelry scrapping sales) decreased 3%, with merchandise sales increasing 15% and jewelry scrapping sales decreasing 35%. Other revenue increased $1.3 million in the current quarter compared to the prior year quarter. Net revenues of $151.2 million, increased $8.3 million, or 6%, and operations expense increased $19.0 million, or 22%. Corporate administrative expenses of $12.6 million increased $2.8 million, or 28% due to increased consulting related to investments and severance incurred within the quarter as the core businesses were reorganized. After a $1.9 million increase in depreciation and amortization, a $2.7 million increase in net interest expense, a $3.6 million decrease in income tax expense, the $0.1 million decrease in net income attributable to the noncontrolling interest and the $20.2 million increase in loss from discontinued operations, net income attributable to EZCORP decreased $34.4 million, or 121%, to a $5.9 million net loss.

Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$71,464	$65,221
Jewelry scrapping sales	26,288	37,298
Pawn service charges	52,505	49,969
Consumer loan fees	40,279	37,492
Other revenues	1,058	643
Total revenues	191,594	190,623
Merchandise cost of goods sold	41,795	38,174
Jewelry scrapping cost of goods sold	20,285	24,337
Consumer loan bad debt	9,994	8,806
Net revenues	119,520	119,306
Segment expenses:
Operations	84,194	70,666
Depreciation and amortization	4,905	3,608
Gain on sale or disposal of assets	174	93
Interest (income) expense, net	(25)	16
Other expense	—	497
Segment contribution	$30,272	$44,426
Other data:
Gross margin on merchandise sales	41.5%	41.5%
Gross margin on jewelry scrapping sales	22.8%	34.7%
Gross margin on total sales	36.5%	39.0%
Average pawn loan balance per pawn store at period end	$275	$285
Average yield on pawn loan portfolio (a)	163%	164%
Pawn loan redemption rate	84%	83%
Consumer loan bad debt as a percentage of consumer loan fees	24.8%	23.5%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues increased $1.0 million from the prior year quarter to $191.6 million. Same store total revenues decreased $12.4 million, or 7%, and new and acquired stores net of closed stores contributed $13.4 million. In the current quarter we opened 5 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,061, an 8% increase over the prior year quarter. As part of the Reorganization, we will close 50 stores in the U.S. & Canada segment, bringing our stores in continuing operations to 1,011.
Our current quarter pawn service charge revenues increased $2.5 million, or 5%, from the prior year quarter to $52.5 million. The overall increase was due to a higher average loan balance during the quarter of $129.3 million, a 5% increase in total at the end of the quarter over the prior year quarter. Same store pawn service charge revenues increased $1.0 million, or 2%, with new and acquired stores net of closed stores contributing $1.5 million. The same store increase is due to a higher redemption rate and improvement yield. The overall decrease in yield is due to acquired stores in Arizona, which charge lower rates.

The current quarter merchandise sales gross profit increased $2.6 million, or 10%, from the prior year quarter to $29.7 million. Same store merchandise sales increased $3.1 million and new and acquired stores net of closed stores contributed $3.1 million. Gross margin remained flat to the prior year quarter at 41.5%.
Gross profit on jewelry scrapping sales decreased $7.0 million, or 54%, from the prior year quarter to $6.0 million. Jewelry scrapping revenues decreased $11.0 million, or 30%, due to a 29% decrease in gold volume and a 10% decrease in proceeds realized per gram of gold jewelry scrapped. Same store jewelry scrapping sales decreased $15.3 million, or 41%, and new and acquired stores contributed $4.3 million. Jewelry scrapping sales include the sale of approximately $4.1 million of loose diamonds removed from scrap jewelry in the current quarter and $2.1 million in the prior year quarter. Scrap cost of goods decreased $4.1 million, or 17%, as a result of the decrease in volume, partially offset by an 8% increase in average cost per gram of jewelry scrapped. The decrease in scrap sales is a function of the decrease in volume and gold prices as well as our strategy to shift more of our jewelry disposition from scrap to wholesale and retail. The increase in cost is mainly due to a very competitive marketplace and our efforts to gain market share by increasing lending rates compared to collateral value, which results in an increase in cost basis of inventory held for sale.
The current quarter’s consumer loan fees increased $2.8 million, or 7%, to $40.3 million, over the prior year quarter. Same store consumer loan fees decreased $0.9 million, or 2%, with new and acquired stores net of closed stores contributing $3.7 million. Consumer loan bad debt as a percentage of fees was 25% in the current quarter compared to 23% in the prior year quarter, mostly due to the higher mix of new stores, new products and online generated loans. In the current quarter, the profitability of the financial services business continued to be negatively impacted as a result of ordinances enacted in Austin and San Antonio. Local regulatory changes negatively impacted the profitability of the financial services business by approximately $1.0 million during the quarter.
Operations expense increased to $84.2 million (44% of revenues) in the current quarter from $70.7 million (37% of revenues) in the prior year quarter. The increase is due to higher operating costs resulting from new and acquired stores, as well as the costs associated with various business unit growth initiatives, such as EZCORP Online, which were recorded as operations expense. Depreciation and amortization increased $1.3 million, or 36%, from the prior year quarter to $4.9 million, mainly due to assets placed in service at new and acquired stores.
In the current quarter, U.S. & Canada delivered a segment contribution of $30.3 million, a $14.2 million decrease compared to the prior year quarter, driven by the challenges related to jewelry merchandise sales and gold scrap sales, as well as operating costs incurred by the company's U.S. online initiative, EZOnline. In the current quarter, the U.S. & Canada segment's contribution represented 73% of consolidated segment contribution compared to 79% in the prior year. Our expansion outside of the U.S. and Canada, both through de novo and acquisitions, continues to diversify our revenues and earnings composition. While the U.S. & Canada segment has experienced some challenges related to jewelry merchandise sales and gold scrap sales, our core lending elements of our business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$15,112	$10,065
Jewelry scrapping sales	—	3,232
Pawn service charges	7,892	5,687
Consumer loan fees	12,864	10,381
Other revenues	1,034	547
Total revenues	36,902	29,912
Merchandise cost of goods sold	9,255	5,668
Jewelry scrapping cost of goods sold	92	2,779
Consumer loan bad debt	685	632
Net revenues	26,870	20,833
Segment expenses:
Operations	16,513	11,722
Depreciation and amortization	1,854	1,942
Loss (gain) on sale or disposal of assets	4	(3)
Interest expense, net	2,790	22
Other expense (income)	57	(14)
Segment contribution	$5,652	$7,164
Other data:
Gross margin on merchandise sales	38.8%	43.7%
Gross margin on jewelry scrapping sales	N/A	14.0%
Gross margin on total sales	38.1%	36.5%
Average pawn loan balance per pawn store at period end	$67	$73
Average yield on pawn loan portfolio (a)	184%	186%
Pawn loan redemption rate	73%	75%
Consumer loan bad debt as a percentage of consumer loan fees	5.3%	6.1%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 12.5 to 1, 8% weaker than the prior year quarter’s rate of 13.5 to 1. Total revenues increased 23% in U.S. dollars and 9% in peso terms. Total segment expenses increased 55% in U.S. dollars and 44% in peso terms.
In the current quarter, we opened 15 de novo stores, acquired six Addex locations, closed two Crediamigo locations and closed one TUYO location, bringing the total number of stores in the Latin America segment to 363. As part of the Reorganization, we will close 57 pawn stores in the Latin America segment, bringing our stores in continuing operations to 306. In the current quarter, Grupo Finmart, our 60% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company, for $3.5 million and a consumer loan portfolio for total consideration of approximately $1.3 million.
The Latin America segment's total revenues increased $7.0 million, or 23%, in the current quarter to $36.9 million. Same store total revenues increased 8%, or $2.4 million, to $32.3 million, and new and acquired stores contributed $4.6 million. The overall increase in total revenues was mostly due to a $1.8 million increase in merchandise and jewelry scrapping sales, a $2.2 million increase in pawn service charges and a $2.5 million increase in consumer loan fees.

Latin America’s pawn service charge revenues increased $2.2 million, or 39%, in the current quarter to $7.9 million. Same store pawn service charges increased $1.0 million, or 17%, to $6.7 million and new and acquired stores contributed $1.2 million. The increase was due to a 39% total and 18% same store increase in the average outstanding pawn loan balance during the period.
Merchandise gross profit increased $1.5 million, or 33%, from the prior year quarter to $5.9 million. The increase was due to a $1.7 million, or 17%, same store sales increase and $3.3 million contributed in sales from new and acquired stores, offset by a 4.9 percentage point decrease in gross margin to 39%. The decrease in margin was due to more aggressive pricing in general merchandise.
In the current quarter, we made a strategic decision not to scrap any jewelry due to the decrease in gold prices, resulting in a $3.2 million decrease in total revenues and $0.5 million in net revenues.
The Grupo Finmart acquisition in the second quarter of 2012 marked our initial entry into the non-secured loan business in Mexico. Consumer loan fees increased $2.5 million, or 23.9%, to $12.9 million. Consumer loan bad debt as a percentage of fees was 5% in the current quarter compared to 6% in the prior year quarter. The increase in fees is due to a 53% increase in the average consumer loan balance during the period to $98.2 million, due to contracts added since the prior year quarter in addition to an increase in contract penetration of 2.6 percentage points to 5.6% from the prior year quarter.
Operations expense increased to $16.5 million (45% of revenues) in the current quarter from $11.7 million (39% of revenues) in the prior year quarter. The increase is due to higher operating costs resulting from the addition of 69 Empeño Fácil stores since the prior year quarter, the inclusion of TUYO's expenses and other growth initiatives. Depreciation and amortization stayed relatively constant at $1.9 million.
At June 30, 2013 Grupo Finmart had $109.4 million of third-party debt outstanding, which is non-recourse to EZCORP, at a weighted average interest rate of 11%, compared to $92.2 million of outstanding debt at a 17% weighted average interest rate in the prior year quarter. The decrease in interest rate is due to the refinancing of various debt instruments at lower interest rates. The $2.8 million increase in interest expense is due to higher average debt outstanding during the current quarter in addition to a one-time reduction in interest expense of $4.0 million in the prior year quarter. The prior year one-time benefit was due to the acceleration of the debt premium associated with debt refinanced during the prior year quarter.
In the current quarter, the $6.0 million increase in net revenues was offset by the $7.5 million higher expenses, resulting in a $1.5 million decrease in contribution for the Latin America segment. Excluding the one-time adjustment related to the refinancing of Grupo Finmart debt in the prior year quarter, the operating contribution from the Latin America segment increased 79% year over year. For the current quarter Latin America's segment contribution represented 14% of consolidated segment contribution compared to 13% a year ago.

Other International
The following table presents selected financial data for the Other International segment:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Consumer loan fees	$6,091	$3,880
Other revenues	579	158
Total revenues	6,670	4,038
Consumer loan bad debt	1,839	1,251
Net revenues	4,831	2,787
Segment expenses:
Operations expense	3,523	2,812
Depreciation and amortization	118	94
Loss on sale or disposal of assets	—	223
Interest income, net	—	(1)
Equity in net income of unconsolidated affiliates	(4,328)	(4,197)
Other income	—	(441)
Segment contribution	$5,518	$4,297
Other data:
Consumer loan bad debt as a percent of consumer loan fees	30%	32%
On April 14, 2012, we acquired a 72% interest in Cash Genie, an online lending business in the U.K., and on November 14, 2012, we acquired an additional 23% interest, increasing our ownership percentage to 95%, with the remaining 5% held by local management. On August 1, 2013, we acquired the remaining ordinary shares that were held by local management for $0.6 million, and we now own 100% of Cash Genie's ordinary shares.
In the current quarter, the segment's consumer loan fees were $6.1 million, with bad debt as a percentage of fees at 30%. The segment's $0.6 million in other revenues represent fees from a consulting agreement with Albermarle & Bond. Under the terms of the agreement we were engaged to assess, identify and implement improvements in their gold and diamond supply chains and labor optimization.
Operations expense during the current quarter was $3.5 million with depreciation and amortization at $0.1 million.
Our equity in the net income of unconsolidated affiliates stayed relatively constant at $4.3 million. The strong performance by Cash Converters International was mostly offset by the decrease from Albemarle & Bond.
In the current quarter, the $2.0 million increase in net revenues was partially offset by the $0.7 million increase in operations expense and a $0.1 million increase in our equity in the net income of unconsolidated affiliates and other segment expenses. Segment contribution from the Other International segment increased $1.2 million to $5.5 million. For the current quarter, the segment's contribution represents 13% of total contribution compared to 8% in the prior year quarter.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Segment contribution	$41,442	$55,887
Corporate expenses:
Administrative	12,644	9,857
Depreciation and amortization	2,091	1,375
Interest expense, net	872	860
Other expense	39	118
Consolidated income from continuing operations before income taxes	25,796	43,677
Income tax expense	9,139	12,718
Income from continuing operations, net of tax	16,657	30,959
Loss from discontinued operations, net of tax	(21,497)	(1,248)
Net (loss) income	(4,840)	29,711
Net income from continuing operations attributable to noncontrolling interest	1,041	1,188
Net (loss) income attributable to EZCORP, Inc.	$(5,881)	$28,523

Administrative expenses increased $2.8 million, or 28%, due to continued investments in growth and profitability initiatives, as well as severance incurred within the quarter attributable to ongoing operations. Depreciation and amortization increased $0.7 million, or 52%, due to new assets placed in service as a result of investment in infrastructure to support our globalization strategy.
Consolidated income from continuing operations before taxes decreased $17.9 million, or 41%, to $25.8 million. The $1.2 million increase in contribution from the Other International segment was offset by the $14.2 million decrease in the U.S. and Canada segment, the $1.5 million decrease in the Latin America segment and the $3.4 million increase in corporate expenses.
Income tax expense was $9.1 million, 35.4% of pre-tax income, compared to $12.7 million, 29.1% of pre-tax income in the prior year quarter. The effective rate for the quarter ended June 30, 2012 was lower due to the decision in that quarter to treat foreign earnings as being permanently reinvested, with a resultant reversal of prior period deferred tax liabilities in that quarter.
In the current quarter we incurred a $21.5 million net loss from discontinued operations. This amount includes $23.8 million pre-tax termination costs due to the future closure of 107 legacy stores in a variety of locations and $1.8 million in pre-tax operating losses from stores being closed.
In the current quarter, net income attributable to EZCORP decreased $34.4 million, to a $5.9 million net loss, after the $1.0 million of net income attributable to the noncontrolling interest.

Nine Months Ended June 30, 2013 vs. Nine Months Ended June 30, 2012
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2013 and 2012 (the “current nine-month period” and “prior year nine-month period," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Nine Months Ended June 30,		Percentage Change
	2013	2012
	(in thousands)
Revenues:
Sales	$394,841	$403,337	(2.1)%
Pawn service charges	187,812	170,880	9.9%
Consumer loan fees	183,119	143,594	27.5%
Other	10,169	3,351	203.5%
Total revenues	775,941	721,162	7.6%
Cost of goods sold	245,704	240,428	2.2%
Consumer loan bad debt	34,496	27,269	26.5%
Net revenues	$495,741	$453,465	9.3%
Net income from continuing operations attributable to EZCORP, Inc.	83,630	108,303	(22.8)%
Loss from discontinued operations	(24,813)	(3,167)	683.5%
Net income attributable to EZCORP, Inc.	$58,817	$105,136	(44.1)%
In the current nine-month period, consolidated total revenues increased 8%, or $54.8 million, to $775.9 million, compared to the prior year nine-month period. The increase was primarily driven by an 10% increase in pawn service charges, a 28% increase in consumer loan fees and an 10% increase in merchandise sales, partially offset by an 23% decrease in jewelry scrapping sales. Other revenue increased $6.8 million in the current nine-month period compared to the prior year nine-month period. Net revenues of $495.7 million, increased $42.3 million, or 9%, and operations expense increased $61.3 million or 25%. Administrative expenses of $34.9 million increased $1.4 million, or 4%. After a $5.7 million increase in depreciation and amortization, a $7.3 million increase in net interest expense, a $10.6 million decrease in income tax expense, the $2.1 million increase in net income attributable to the noncontrolling interest and the $21.6 million increase in loss from discontinued operations, net income attributable to EZCORP decreased $46.3 million, or 44%, to $58.8 million.

Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$237,577	$226,507
Jewelry scrapping sales	108,777	139,252
Pawn service charges	165,202	154,823
Consumer loan fees	126,873	121,744
Other revenues	5,469	2,430
Total revenues	643,898	644,756
Merchandise cost of goods sold	138,936	131,682
Jewelry scrapping cost of goods sold	76,922	86,848
Consumer loan bad debt	27,363	24,663
Net revenues	400,677	401,563
Segment expenses:
Operations	251,593	216,653
Depreciation and amortization	13,395	9,862
(Gain) loss on sale or disposal of assets	202	(113)
Interest expense	7	20
Other (income) expense	(5)	346
Segment contribution	$135,485	$174,795
Other data:
Gross margin on merchandise sales	41.5%	41.9%
Gross margin on jewelry scrapping sales	29.3%	37.6%
Gross margin on total sales	37.7%	40.3%
Average pawn loan balance per pawn store at period end	$275	$285
Average yield on pawn loan portfolio (a)	162%	160%
Pawn loan redemption rate	83%	83%
Consumer loan bad debt as a percentage of consumer loan fees	21.6%	20.3%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues decreased $0.9 million compared to the prior year nine-month period to $643.9 million. Same store total revenues decreased $43.7 million, or 7%, and new and acquired stores net of closed stores contributed $42.8 million. In the current nine-month period, we acquired 12 pawn stores in the U.S. for $23.1 million and Go Cash, a U.S. online lender, for $50.8 million. As part of these acquisitions, we began store operations in the state of Arizona and online operations in five states, bringing the total number of states in which we operate to 27 at June 30, 2013. In the current nine-month period we opened 68 de novo locations bringing our total number of stores in the U.S. & Canada to 1,061, an 8% increase over the prior year nine-month period. As part of the Reorganization, we expect to close 50 stores in the U.S. & Canada segment, bringing our stores in continuing operations to 1,011.
In the current nine-month period, pawn service charge revenues increased $10.4 million, or 7%, from the prior year nine-month period to $165.2 million. The overall increase was due to a higher average loan balance during the period of $136.0 million, a 6% increase in total while the same store average pawn loan balance remained practically constant at $129.0 million. Same store pawn service charges increased $5.0 million, or 3%, with new and acquired stores net of closed stores contributing $5.4 million. The same store improvement was due to a 2 percentage point improvement in yield, driven primarily by rate increases in Nevada and operational improvements in Texas.
The current nine-month period merchandise sales gross profit increased $3.8 million, or 4%, from the prior year nine-month period to $98.6 million. Same store merchandise sales decreased $1.4 million and new and acquired stores net of closed stores contributed $12.5 million. Gross margin on merchandise sales was 41.5%, slightly lower than the prior year nine-month period.
Gross profit on jewelry scrapping sales decreased $20.5 million, or 39%, from the prior year nine-month period to $31.9 million. Jewelry scrapping revenues decreased $30.5 million, or 22%, mostly due to a 25% decrease in gold volume. Same store jewelry scrapping sales decreased $41.4 million, or 30%, and new and acquired stores contributed $10.9 million. Jewelry scrapping sales include the sale of approximately $11.3 million of loose diamonds removed from scrap jewelry in the current nine-month period and $7.8 million in the prior year nine-month period. Scrap cost of goods decreased $9.9 million, or 11%, as a result of the decrease in volume, partially offset by a 13% increase average cost per gram of jewelry scrapped. The decrease in scrap sales and increase in cost is a function of a very competitive marketplace and our efforts to gain market share.
The current nine-month period's consumer loan fees increased $5.1 million, or 4%, to $126.9 million, over the prior year nine-month period. Consumer loan bad debt as a percentage of fees was 22% in the current nine-month period compared to 20% in the prior year nine-month period, mostly due to the higher mix of new stores, new products and online generated loans. In the current nine-month period, the profitability of the financial services business was negatively impacted as a result of ordinances enacted in Dallas, Austin and San Antonio. The profitability of the financial services business continued to be negatively impacted as a result of ordinances enacted in Austin and San Antonio. Local regulatory changes negatively impacted the profitability of the financial services business by approximately $3.0 million during the current nine-month period.
The current nine-month period's other revenues increased $3.0 million over the prior year nine-month period to $5.5 million. The increase is mainly due to fees related to the Western Union agreement. In fiscal 2013 we began offering Western Union money transfer, money order and consumer bill payment services at some of our U.S. & Canada locations and expect to expand to the majority of stores in the U.S. and Canada during the remainder of fiscal 2013.
Operations expense increased to $251.6 million (39% of revenues) in the current nine-month period from $216.7 million (34% of revenues) in the prior year nine-month period. The increase is due to higher operating costs resulting from new and acquired stores, decentralization, and costs associated with various business unit growth initiatives, such as EZOnline which were recorded as operations expense. Depreciation and amortization increased 36%, or $3.5 million, from the prior year nine-month period to $13.4 million, mainly due to assets placed in service at new and acquired stores.
In the current nine-month period, U.S. & Canada delivered a segment contribution of $135.5 million, a 22% decrease compared to the prior year nine-month period, driven by the challenges related to jewelry merchandise sales and gold scrap sales. In the current nine-month period, the U.S. & Canada segment's contribution represented 78% of consolidated segment contribution compared to 87% in the prior year nine-month period. Our expansion outside of the U.S. and Canada, both through de novo and acquisitions, continues to diversify our revenues and earnings composition. While the U.S. & Canada segment has experienced some challenges related to jewelry merchandise sales and gold scrap sales, the core elements of our business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$43,685	$29,764
Jewelry scrapping sales	4,802	7,814
Pawn service charges	22,610	16,057
Consumer loan fees	36,583	17,764
Other revenues	2,880	763
Total revenues	110,560	72,162
Merchandise cost of goods sold	25,775	15,939
Jewelry scrapping cost of goods sold	4,071	5,959
Consumer loan bad debt	(1,024)	1,140
Net revenues	81,738	49,124
Segment expenses:
Operations	46,483	27,781
Depreciation and amortization	5,067	4,907
Loss (gain) on sale or disposal of assets	18	(2)
Interest expense, net	8,205	1,755
Other (income) expense	(238)	2
Segment contribution	$22,203	$14,681
Other data:
Gross margin on merchandise sales	41.0%	46.4%
Gross margin on jewelry scrapping sales	15.2%	23.7%
Gross margin on total sales	38.4%	41.7%
Average pawn loan balance per pawn store at period end	$67	$73
Average yield on pawn loan portfolio (a)	190%	195%
Pawn loan redemption rate	75%	76%
Consumer loan bad debt as a percentage of consumer loan fees	(2.8)%	6.4%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current nine-month period results from Mexican pesos to U.S. dollars was 12.7 to 1, 5% weaker than the prior year nine-month period's rate of 13.4 to 1. Total revenues increased 53% in U.S. dollars and 46% in peso terms. Total segment expenses increased 73% in U.S. dollars and 67% increase in peso terms.
In the current nine-month period, we opened 66 de novo stores, and on November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO.” TUYO owns and operates 19 buy/sell stores in Mexico City and the surrounding metropolitan area and is included in our current year to date results, bringing the total number of stores in the Latin America segment to 363. As part of the Reorganization, we expect to close 57 pawn stores in the Latin America segment, bringing our stores in continuing operations to 306.
In the current nine-month period, Grupo Finmart, our 60% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company, for $3.5 million and a consumer loan portfolio for total consideration of approximately $1.3 million.

The Latin America segment's total revenues increased $38.4 million, or 53%, in the current nine-month period to $110.6 million. Same store total revenues increased 11%, or $7.7 million, to $79.9 million, and new and acquired stores contributed $30.7 million. The overall increase in total revenues was partly due to the full period inclusion of revenues from our majority owned subsidiaries. Grupo Finmart's $38.3 million in total revenues in the current nine-month period compared to $18.2 million in the prior year nine-month period. Excluding Grupo Finmart and TUYO, total revenues increased $16.9 million due to a $9.5 million increase in merchandise and jewelry scrapping sales, a $6.6 million increase in pawn service charges and a $0.8 million increase in other revenues.
Latin America’s pawn service charge revenues increased $6.6 million, or 41%, in the current nine-month period to $22.6 million. Same store pawn service charges increased 20%, or $3.2 million, to $19.3 million and new and acquired stores contributed $3.4 million. The increase was due to a 44% total and 22% same store increase in the average outstanding pawn loan balance during the period.
Merchandise gross profit increased $4.1 million, or 30%, from the prior year nine-month period to $17.9 million. The increase was due to a $4.8 million, or 16%, same store sales increase and a $9.1 million increase in sales from new and acquired stores partially offset by a 5.4 percentage point decrease in gross margin to 41%. The decrease in margin was due to a one-time inventory reserve adjustment in the prior year nine-month period and more aggressive pricing to move aged merchandise.
Gross profit on jewelry scrapping sales decreased $1.1 million, or 61%, to $0.7 million. Jewelry scrapping revenues decreased $3.0 million, or 39%, and jewelry scrapping cost of goods decreased $1.9 million, or 32%. Both decreases were due to the strategic decision to not scrap jewelry in Latin America during the three months ended June 30, 2013.
The Grupo Finmart acquisition in the second quarter of fiscal 2012 marked our initial entry into the non-secured loan business in Mexico. In the current nine-month period, Grupo Finmart contributed consumer loan fees of $36.6 million and other revenues of $1.7 million, with a benefit in bad debt, due to the sale of past due loans and recoveries of loans previously written off to bad debt expense.
Operations expense increased to $46.5 million (42% of revenues) in the current nine-month period from $27.8 million (38% of revenues) in the prior year nine-month period. The increase is due to higher operating costs resulting from the addition of 69 Empeño Fácil stores since the prior year nine-month period and other growth initiatives. Depreciation and amortization increased 3%, or $0.2 million, from the prior year nine-month period to $5.1 million, mainly due to new assets placed in service at new stores and acquisition related assets.
The $6.5 million increase in interest expense is due to debt acquired as part of the Grupo Finmart acquisition. At June 30, 2013 Grupo Finmart had $109.4 million of third-party debt outstanding, which is non-recourse to EZCORP, at a weighted average interest rate of 11%, compared to $92.2 million of outstanding debt at a 17% weighted average interest rate at June 30, 2012. The decrease in interest rate is due to the refinancing of various debt instruments at lower interest rates.
In the current nine-month period, the $32.6 million increase in net revenues was partially offset by the $25.1 million higher expenses, resulting in a $7.5 million increase in contribution for the Latin America segment. For the current nine-month period, Latin America's segment contribution represented 13% of consolidated segment contribution compared to 7% a year ago, making Latin America our fastest growing segment.

Other International
The following table presents selected financial data for the Other International segment:

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Consumer loan fees	$19,663	$4,086
Other revenues	1,820	158
Total revenues	21,483	4,244
Consumer loan bad debt	8,157	1,466
Net revenues	13,326	2,778
Segment expenses:
Operations	11,270	3,580
Depreciation and amortization	337	130
Loss on sale or disposal of assets	—	223
Interest income, net	(1)	(1)
Equity in net income of unconsolidated affiliates	(13,491)	(12,935)
Other income	(69)	(505)
Segment contribution	$15,280	$12,286
Other data:
Consumer loan bad debt as a percent of consumer loan fees	41%	36%
On April 14, 2012, we acquired a 72% interest in Cash Genie, an online lending business in the U.K., and on November 14, 2012, we acquired an additional 23% interest, increasing our ownership percentage to 95%, with the remaining 5% held by local management. On August 1, 2013, we acquired the remaining ordinary shares that were held by local management for $0.6 million, and we now own 100% of Cash Genie's ordinary shares.
In the current nine-month period, Cash Genie's consumer loan fees were $19.7 million with bad debt as a percentage of fees at 41%. The segment's $1.8 million in other revenues represent fees from a consulting agreement with Albermarle & Bond. Under the terms of the agreement we were engaged to assess, identify and implement improvements in their gold and diamond supply chains and labor optimization.
Operations expense during the current quarter was $11.3 million with depreciation and amortization at $0.3 million.
Our equity in the net income of unconsolidated affiliates increased $0.6 million, or 4%, from the prior year to $13.5 million. This increase is due to strong performance by Cash Converters International and partially offset by Albemarle & Bond. In the current nine-month period, we acquired an additional 12,430,000 ordinary shares of Cash Converters International as part of a share placement, maintaining our ownership percentage of approximately 33%. We expect the new funds to be used to finance expansion and drive future earnings growth.
In the current nine-month period, the $10.5 million increase in net revenues and the $0.6 million million increase in our equity in the net income of unconsolidated affiliates were partially offset by a $7.7 million increase in operations expense and a $0.4 million other smaller items. Segment contribution from the Other International segment increased $3.0 million to $15.3 million. For the current nine-month period, the segment's contribution represents 9% of total contribution compared to 6% in the prior year nine-month period.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Segment contribution	$172,968	$201,762
Corporate expenses:
Administrative	34,918	33,509
Depreciation and amortization	5,830	4,066
Interest expense, net	2,816	1,920
Other expense	312	—
Consolidated income from continuing operations before income taxes	129,092	162,267
Income tax expense	42,084	52,664
Income from continuing operations, net of tax	87,008	109,603
Loss from discontinued operations, net of tax	(24,813)	(3,167)
Net income	62,195	106,436
Net income from continuing operations attributable to noncontrolling interest	3,378	1,300
Net income attributable to EZCORP, Inc.	$58,817	$105,136

Administrative expenses increased $1.4 million, or 4% mainly due to continued investments in growth and profitability initiatives. Interest expense increased $0.9 million, or 47%, due to greater utilization of our revolver. Depreciation and amortization increased $1.8 million, or 43%, due to new assets placed in service as a result of investment in infrastructure to support our globalization strategy. The $0.3 million change in other income or expense was due to foreign currency transaction losses in the current nine-month period.
Consolidated income from continuing operations before income taxes decreased $33.2 million, or 20%, to $129.1 million due to a $39.3 million decrease in contribution from the U.S. & Canada segment, a $4.4 million increase in corporate expenses, partially offset by a $7.5 million and $3.0 million increase in contribution from the Latin America and Other International. The $39.3 million decrease in contribution from the U.S. & Canada segment was due to a combination of reduced gross profit on jewelry scrapped and an increase in operating costs to support a rapidly growing store base.
Income tax expense was $42.1 million, 32.6% of pre-tax income compared to 32.5% in the prior year nine-month period.
In the current nine-month period we incurred a $24.8 million net loss from discontinued operations. This amount includes $23.8 million pre-tax termination costs due to the future closure of 107 legacy stores in a variety of locations and $5.5 million in pre-tax operating losses from stores being closed.
In the current nine-month period, net income attributable to EZCORP decreased $46.3 million, or 44%, to $58.8 million, after the $3.4 million of net income attributable to the noncontrolling interest.
LIQUIDITY AND CAPITAL RESOURCES
In the current nine-month period, our $99.4 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $106.0 million, $3.3 million in dividends from Albemarle & Bond, $5.1 million in dividends from Cash Converters International, net of (ii) $15.0 million of normal, recurring changes in operating assets and liabilities. In the prior year nine-month period, our $109.7 million cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $130.2 million, $3.3 million in dividends from Albemarle & Bond, $2.2 million in dividends from Cash Converters International, net of (ii) $26.1 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flows from operations between the current and prior year period are due to the increase in non-cash items offset by the decrease in net income and changes in operating assets and liabilities.
The $108.9 million of net cash used in investing activities during the current nine-month period was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. We invested $11.0 million in Cash Converters

International as part of a share placement. We invested $14.9 million in cash to acquire 12 pawn stores in the U.S., a 51% interest in TUYO, a 100% interest in Fondo and a payroll withholding loan portfolio. Other significant investments in the period were the $33.4 million in additions of property and equipment and the $49.5 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral.
The net effect of these and other smaller cash flows was a $2.5 million decrease in cash on hand, providing a $46.0 million ending cash balance.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations*	$230,645	$25,673	$165,689	$39,283	$—
Interest on long-term debt obligations**	37,577	12,685	20,829	4,063	—
Operating lease obligations	238,988	56,893	90,543	49,275	42,277
Capital lease obligations	1,054	537	517	—	—
Interest on capital lease obligations	104	76	28	—	—
Deferred consideration	24,068	11,304	12,764	—	—
Total	$532,436	$107,168	$290,370	$92,621	$42,277
* Excludes debt premium related to Grupo Finmart
** Future interest on long-term obligations calculated on interest rates effective at the balance sheet date
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At June 30, 2013, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $28.8 million. Of that total, $8.0 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2012, these collectively amounted to $17.9 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 492 U.S. EZMONEY financial services stores, 208 adjoin an EZPAWN store. The lease agreements at approximately 95% of the remaining 284 free-standing EZMONEY stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores.
In the remaining three months of the fiscal year ending September 30, 2013, we plan to open 2 pawn stores in the U.S., 4 pawn stores in Mexico and 10 to 15 financial services stores in the U.S. (most of which will follow our store-within-a-store format). The aggregate investment for this de novo activity is expected to be approximately $2.0 million of capital expenditures plus the funding of working capital and start-up losses. The number of planned new store openings in the remaining three months may change depending on business conditions in each market. We believe new stores will create a drag on earnings and liquidity until their second year of operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndication of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four-year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. No other terms of our senior secured credit agreement were modified. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at June 30, 2013 and expect to remain in compliance based on our expected future performance. At June 30, 2013, we had borrowed $122.5 million. We also issued a $1.8 million letter of credit, leaving $75.7 million available on our revolving credit facility. The outstanding bank letters of credit were required under our workers' compensation insurance program and for our International office in Miami, Florida.

We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
At the beginning of the current nine-month period, we had an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities, with 1.2 million shares remaining for issuance. During the current nine-month period, we issued all the remaining shares in connection with the acquisition of 12 pawn stores in Arizona, and as of the end of the nine-month period, have no remaining shares covered by the registration statement.
On February 3, 2012, we filed with the United States Securities and Exchange Commission a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities (and related guarantees), equity securities, warrants to purchase debt or equity securities, stock purchase contracts and stock purchase units. The proceeds of any offering and sale under that registration statement will be used for general corporate purposes, including debt reduction or refinancing, acquisitions, capital expenditures and working capital. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries will fully and unconditionally guarantee on a joint and several basis our payment obligations under such debt securities. As of June 30, 2013, we had not issued any securities under this registration statement.
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
We include an allowance for expected LOC losses in “Accounts payable and other accrued expenses” on our balance sheet. At June 30, 2013, the allowance for expected LOC losses was $2.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $28.8 million. This amount includes principal, interest and insufficient funds fees.
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
Our earnings are affected by changes in interest rates as some of our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the remaining three months of the fiscal year ending September 30, 2013, our interest expense during that period would increase by approximately $196,700. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at June 30, 2013.
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
Our earnings and financial position are affected by changes in consumer cash needs and their preference to obtain cash using one of our loan products. Changes in the general economy may or may not impact the behaviors of our customers with regard to their desire and/or need to seek and obtain cash using one of our loan products.
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
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the quarter ended March 31, 2013 (included in our June 30, 2013 results on a three-month lag) was a $1.5 million decrease to stockholders’ equity. The translation adjustment from Cash Genie represents the strengthening in the British pound, resulting in a nominal increase to stockholders' equity. On June 30, 2013, the British pound strengthened to £1.00 to $1.5208 U.S. from $1.5189 at March 31, 2013.
The translation adjustment from Cash Converters International representing the strengthening in the Australian dollar during the quarter ended March 31, 2013 (included in our June 30, 2013 results on a three-month lag) was a $0.3 million increase to stockholders’ equity. On June 30, 2013, the Australian dollar weakened to $1.00 Australian dollar to $0.9133 U.S. from $1.0416 at March 31, 2013.
The translation adjustment from Latin America representing the weakening of the Mexican peso during the quarter ended June 30, 2013 was a $9.8 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On June 30, 2013, the peso weakened to $1.00 Mexican peso to $0.0768 U.S. from $0.0809 at March 31, 2013.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the quarter ended June 30, 2013 was a $0.3 million decrease to stockholders' equity. On June 30, 2013, the Canadian dollar weakened to $1.00 Canadian dollar to $0.9500 U.S. from $0.9823 at March 31, 2013.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

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
Proposed Texas Legislation — We offer short-term consumer loans in Texas through our CSO program in both storefronts and online. During the most recent session, Texas House of Representatives failed to take up legislation that would adversely affect our consumer loan business, including caps on fees and other restrictions.  The matter failed to receive enough positive votes in committee.  The Texas Legislature did not pass any other meaningful legislation regarding pay day lending.

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013, June 30, 2012 and September 30, 2012; (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and June 30, 2012 (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and June 30, 2012; and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	August 9, 2013	/s/ Jeffrey S. Byal
Jeffrey S. Byal Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Second Amendment to Credit Agreement, dated as of May 31, 2013, among EZCORP, Inc. (Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent).

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013, June 30, 2012 and September 30, 2012; (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and June 30, 2012 (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and June 30, 2012; and (v) Notes to Consolidated Financial Statements.